Form 10-K
period 2001-09-30
AMERISOURCEBERGEN CORP
filed 2001-12-28
CIK 1140859

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[	x	]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2001

OR

[		]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.
1-16671	AmerisourceBergen Corporation (a Delaware Corporation) 1300 Morris Drive, Suite 100 Chesterbrook, PA 19087 (610) 727-7000	23-3079390

Securities Registered Pursuant to Section 12(b) of the Act:	AmerisourceBergen Corporation: None

Securities Registered Pursuant to Section 12(g) of the Act:	AmerisourceBergen Corporation: Common Stock, $.01 par value per share

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes	[ x	]	No	[	]

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.	[	]

           Non-affiliates of AmerisourceBergen Corporation, as of December 3, 2001, held 101,416,031 shares of voting stock. The registrant's voting stock is traded on the New York Stock Exchange under the trading symbol "ABC." The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the closing price of such stock on the New York Stock Exchange on December 3, 2001 and the assumption for this computation only that all directors and executive officers of the registrant are affiliates) was $6,216,802,700.

           The number of shares of common stock of AmerisourceBergen Corporation outstanding as of December 3, 2001 was 103,746,325.

Documents Incorporated by Reference

           Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III - Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

[	COVER	]

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART I

ITEM 1.	BUSINESS

           AmerisourceBergen Corporation ("AmerisourceBergen" or the "Company") was formed in connection with the merger between AmeriSource Health Corporation ("AmeriSource") and Bergen Brunswig Corporation ("Bergen"), which was consummated in August 2001 (the "Merger"). As a result of the Merger, AmerisourceBergen is the largest pharmaceutical services company in the United States that is dedicated solely to the pharmaceutical supply chain. We believe that we are the leading wholesale distributor of pharmaceutical products and services to hospital systems (hospitals and acute care facilities), alternate care customers (mail order facilities, physicians' offices, long-term care institutions, and clinics), independent community pharmacies, and regional drugstore and food merchandising chains. Also a leader in the institutional pharmacy marketplace, we provide outsourced pharmacies to long-term care and workers' compensation programs.

           We currently serve our customers in all 50 states, the District of Columbia, Puerto Rico and Guam, through a geographically diverse network of distribution centers. We are typically the primary source of supply for pharmaceutical and related products to our customers. We offer a broad range of solutions to our customers and suppliers designed to enhance the efficiency and effectiveness of their operations, allowing them to improve the delivery of healthcare to patients and consumers and to lower overall costs in the pharmaceutical supply chain.

           AmerisourceBergen was incorporated in Delaware in March 2001. The address of the principal executive office of the Company is P.O. Box 959, Valley Forge, Pennsylvania 19482. The telephone number is (610) 727-7000, and our web site is www.amerisourcebergen.net.

Business Strategy

           AmerisourceBergen's business strategy is anchored in national pharmaceutical distribution and services, reinforced by the value-added healthcare solutions we provide our customers and suppliers. This focused strategy has significantly expanded our predecessors' businesses over the past five years and we believe we are well positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:
-

Continue Growth in Existing Markets. We believe that we are well-positioned to continue to grow in our existing markets by: (i) providing superior distribution services to our customers and suppliers, which is reflected in the consistently high rankings achieved by our predecessor companies in recent customer service surveys; (ii) delivering value-added solutions which improve the efficiencies and competitiveness of both customers and suppliers, allowing the supply chain to better deliver healthcare to patients and consumers; (iii) maintaining our low-cost operating structure to ensure that the Company's services are priced competitively in the marketplace; and (iv) maintaining our decentralized operating structure to respond to customers' needs more quickly and efficiently and to ensure the continued development of local and regional management talent.

-

Expand Growth through Healthcare Solutions for Customers. We are continually enhancing our services and packaging these services into programs designed to enable customers to improve sales and compete more effectively. These solutions also increase customer loyalty and strengthen AmerisourceBergen's overall role in the pharmaceutical supply chain. They include: iECHO and iBergen, our proprietary internet-based ordering systems; Family Pharmacy and Good Neighbor Pharmacy, which enable independent community pharmacies and small chain drugstores to compete more effectively through access to pharmaceutical benefit and merchandising programs, disease management services and pharmaceutical care programs, and best-priced generic product purchasing services; Pharmacy Healthcare Solutions, which provides hospital pharmacy consulting to improve operational efficiencies; AmerisourceBergen Specialty Group ("ABSG"), which delivers a comprehensive supply of disease-state based products in oncology, vaccines, injectables and plasma to a variety of providers of healthcare; American Health Packaging, which delivers unit dose, punch card and unit-of-use packaging for institutional and retail pharmacy customers; and Rita Ann, our cosmetic distributor.

-

Expand Growth through Healthcare Solutions for Suppliers. We have been developing solutions for suppliers to improve the efficiency of the pharmaceutical supply chain. Programs for suppliers to assist with rapid new product launches, promotional and marketing services to accelerate product sales, custom packaging solutions and product data reporting are examples of value-added solutions currently offered. We believe these services will continue to expand, further contributing to our revenue and income growth. We also intend to acquire companies that deliver complementary value-added products and services to our existing customers and suppliers.

-

Improve Operating and Capital Efficiencies. We believe we have one of the lowest operating cost structures among our major national competitors. We have developed merger integration plans to consolidate our existing distribution facility network and establish new, more efficient distribution centers. We also intend to further reduce operating expenses as a percentage of operating revenue by eliminating duplicate administrative functions and by gaining enhanced procurement efficiencies. These measures are designed to reduce marginal operating costs, provide greater access to financing sources and reduce the cost of capital. In addition, we believe we will continue to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt "best practices" in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility.

Industry Overview

           We have benefited from the significant growth of the full-service wholesale pharmaceutical distribution industry in the United States. According to an independent third party provider of information to the pharmaceutical and healthcare industry, industry sales grew from approximately $68 billion in 1995 to approximately $140 billion in 2000 and are expected to grow to approximately $264 billion in 2005.

           The factors contributing to the growth of the full-service pharmaceutical distribution industry in the United States, and other favorable industry trends, include:

           Aging Population. The number of individuals over age 65 in the United States grew from approximately 31 million in 1990 to approximately 35 million in 2000 and is projected to increase to more than 39 million by the year 2010. This age group suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total healthcare expenditures in the United States.

           Introduction of New Pharmaceuticals. Traditional research and development as well as the advent of new research, production and delivery methods, such as biotechnology and gene research and therapy, continue to generate new compounds and delivery methods that are more effective in treating diseases. These compounds have been responsible for significant increases in pharmaceutical sales. We believe that ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry.

           Increased Use of Outpatient Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe that drug therapy has had a beneficial impact on overall healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for less than 11% of overall healthcare costs, and manufacturers' emphasis on research and development is expected to continue the introduction of cost-effective drug therapies.

           Rising Pharmaceutical Prices. Consistent with historical trends, we believe that pharmaceutical price increases will continue to equal or exceed the overall Consumer Price Index. We believe that these increases will be due in large part to the relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the development, clinical testing and Federal Drug Administration ("FDA") approval of new products.

           Expiration of Patents for Brand Name Pharmaceuticals. A significant number of patents for widely used brand name pharmaceutical products will expire in the next several years. These products are expected to be marketed by generic manufacturers and distributed by us. We consider this a favorable trend because generic products have historically provided a greater gross profit margin opportunity than brand name products.

Operations

           Operating Structure. AmerisourceBergen operates in two segments: Pharmaceutical Distribution, primarily our wholesale and specialty drug distribution business, and PharMerica, our institutional pharmacy business.

           Pharmaceutical Distribution. The Pharmaceutical Distribution segment includes our core wholesale drug distribution business; ABSG, our pharmaceutical alternate care distribution business; and American Health Packaging, our pharmaceutical repackaging business. Pharmaceutical Distribution also includes a number of smaller specialty units in areas such as management reimbursement, consulting services, cosmetics distribution, and third party logistics services for pharmaceutical manufacturers. AmerisourceBergen is the largest distributor of pharmaceutical products and services in the United States.

           We principally distribute a full line of brand name and generic pharmaceuticals and over-the-counter medications throughout the United States from distribution centers in 44 states and Puerto Rico. These products are sold to institutional pharmacies, including hospitals, clinics, doctors' offices, and mail order pharmacies and retail pharmacies, such as independent community pharmacies and regional drugstore and food merchandising chain stores.

           Our core wholesale drug distribution business is organized into seven regions across the United States. Unlike our more centralized competitors, we are structured as an organization of locally managed profit centers. We believe that the delivery of healthcare is local and, therefore, the management of each distribution facility has responsibility for its own customer service and financial performance. These facilities utilize the Company's corporate staff for national/regional account management, marketing, data processing, financial, purchasing, human resources, legal and executive management resources, and corporate coordination of asset and working capital management.

           PharMerica. Our second operating segment is PharMerica, a leading national provider of institutional pharmacy services in long-term care and alternate care settings. PharMerica also provides mail-order pharmacy services to chronically and catastrophically ill patients under workers' compensation programs.

           PharMerica's institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from the Company's Pharmaceutical Distribution segment, and the distribution of those products to residents in long-term care facilities. Unlike hospitals, most long-term care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as PharMerica, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. PharMerica's pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, PharMerica provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services.

           PharMerica's network of 131 locations covers a geographic area that includes over 85% of the nation's institutional/long-term care beds. Each PharMerica pharmacy typically serves customers within a 150-mile radius. PharMerica's workers' compensation business provides pharmaceutical claims administration and mail-order distribution. PharMerica's services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor's administrative costs.

           Sales and Marketing. We have approximately 500 sales professionals organized regionally and specialized by customer type. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. In addition, a specially trained group of telemarketing representatives makes regular contact with customers regarding special promotions. Our corporate marketing department designs and develops the AmerisourceBergen array of value-added customer solutions. Tailored to specific customer groups, these programs can be further customized at the distribution facility level to adapt to local market conditions. Corporate sales and marketing also serves national account customers through close coordination with local distribution centers.

           Facilities. Each of our distribution facilities carries an inventory suited to the needs of the local market. The efficient distribution of small orders is possible through the extensive use of computerization and modern warehouse techniques. These include computerized warehouse product location, routing and inventory replenishment systems, gravity-flow racking, mechanized order selection and efficient truck loading and routing. We typically deliver our products to our customers on a daily basis. We utilize a fleet of owned and leased vans and trucks and contract carriers. Night product picking operations in our distribution facilities have further reduced delivery time. Orders are generally delivered in less than 24 hours.

           The following table presents certain information regarding AmeriSource and Bergen full-service pharmaceutical distribution centers on a pro forma combined basis for the last five fiscal years:

	Fiscal Year Ended September 30,

(dollars in millions; square feet in thousands)	1997	1998	1999	2000	2001

Operating revenue	$18,665	$21,482	$24,340	$28,165	$31,779
Number of Rx distribution facilities	52	54	55	54	51
Average operating revenue/
Rx distribution facility	$359	$398	$443	$522	$623
Total square feet (Rx distribution facilities)	5,567	5,591	5,765	5,736	5,599
Average revenue/square foot (in whole
dollars) (Rx distribution facilities)	$3,353	$3,842	$4,222	$4,910	$5,676

           Customers and Markets. We have a diverse customer base that includes acute care hospitals, health systems, independent community pharmacies, mail order pharmacies, alternate care facilities, and regional retail drugstore chains, including pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our customers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, allowing them to improve the delivery of healthcare to patients and consumers. During fiscal 2001, AmerisourceBergen's reported operating revenue for its Pharmaceutical Distribution segment was comprised of a sales mix of approximately 53% institutional and 47% retail. Pharmaceutical Distribution segment operating revenue is expected to be approximately 52% institutional and 48% retail in fiscal 2002.

           The Veterans Administration represented 16% of AmerisourceBergen's reported operating revenue in fiscal 2001 (7% of pro forma combined AmeriSource and Bergen operating revenue in fiscal 2001). Including the Veterans Administration, AmerisourceBergen's top ten customers represented 26% of reported operating revenue during fiscal 2001 (27% of pro forma combined AmeriSource and Bergen operating revenue in fiscal 2001).

           Suppliers. Historically, AmerisourceBergen obtained pharmaceutical and other products from a number of manufacturers, none of which accounted for more than 10% of AmerisourceBergen's operating revenue in fiscal 2001. The five largest suppliers in fiscal 2001 accounted for 36% of AmerisourceBergen's operating revenue. AmerisourceBergen has not experienced difficulty in purchasing desired products from suppliers in the past. We currently have agreements with many of our suppliers which generally require us to maintain an adequate inventory of a supplier's products. The majority of contracts with suppliers are terminable upon 30 days notice by either party. The loss of certain suppliers could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are good.

           Management Information Systems. We continually invest in advanced management information systems and automated warehouse technology. Our management information systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. Our customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the value-added services offered to our customers, including marketing, data, inventory replenishment, single-source billing, computer price updates and price labels.

           AmerisourceBergen operates its full service pharmaceutical distribution facilities on two different centralized management information systems. One is the former AmeriSource system and the other is the former Bergen system. We are now in the process of integrating the systems into a common system, while maintaining our customers' ability to access the system through the order-entry system used by either company. This process is complex and will take several years to complete.

           We plan to continue to make system investments to further improve our information capabilities and meet our customer and operational needs. Currently, we are expanding our electronic interface with suppliers and now electronically process a substantial portion of our purchase orders, invoices and payments. We also intend to expand our use of warehouse management systems.

Competition

           We engage in the wholesale distribution of pharmaceuticals and related healthcare solutions in a highly competitive environment. We compete with both national and regional distributors. Our national competitors include Cardinal Health, Inc. and McKesson Corporation. In addition, we compete with regional and local distributors, direct-selling manufacturers, warehousing chain drugstores and other specialty distributors. Competitive factors include value-added service programs, breadth of product, price, service and delivery, credit terms, and customer support.

           PharMerica's competitors principally include national institutional pharmacies and long-term care company-owned captive pharmacies. We believe that the competitive factors most important in PharMerica's lines of business are quality and range of service offered, pricing, reputation with referral sources, ease of doing business with the provider, and the ability to develop and maintain relationships with referral sources. One of PharMerica's competitors is significantly larger than PharMerica. In addition, there are relatively few barriers to entry in the local markets served by PharMerica and it may encounter substantial competition from local market entrants. PharMerica competes with numerous billing companies in connection with the portion of its business which electronically adjudicates workers' compensation claims for payors.

Employees

           As of September 30, 2001, the Company employed approximately 13,700 persons, of which approximately 12,200 were full-time employees. Approximately 7% of full- and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Regulatory

           The United States Drug Enforcement Administration, the FDA and various state boards of pharmacy regulate the distribution of pharmaceutical products and controlled substances, requiring wholesale distributors of these substances to register for permits and to meet various security and operating standards. As a wholesale distributor of pharmaceuticals and certain related products, the Company is subject to these regulations. The Company has received all necessary regulatory approvals and believes that it is in substantial compliance with all applicable wholesale distribution requirements.

           The Company (particularly in its PharMerica operations) and/or its customers are subject to fraud and abuse laws which preclude, among other things, (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid and (b) physicians from making referrals to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation.

           As part of various changes made to Medicare, in 1997 the United States Congress established the Prospective Payment System ("PPS") for Medicare patients in skilled nursing facilities. PPS pays a federal daily rate for virtually all covered skilled nursing facility services. Under PPS, PharMerica's skilled nursing facility customers are no longer able to pass through their costs for certain products and services provided by PharMerica. Instead, PharMerica's customers receive a federal daily rate to cover the costs of all eligible goods and services provided to Medicare patients, which may include certain pharmaceutical and other goods and services provided by PharMerica that were previously reimbursed separately under Medicare. Since the amount of skilled nursing facility Medicare reimbursement is limited by PPS, facility customers now have an increased incentive to negotiate with PharMerica to minimize the costs of providing goods and services to patients covered under Medicare. PharMerica continues to bill skilled nursing facilities on a negotiated fee schedule.

           PharMerica's reimbursements for pharmaceuticals provided under state Medicaid programs are also subject to government regulation. Since mid-2000, PharMerica has experienced the negative impact of two regulatory events which reduced reimbursements under state Medicaid programs, and it is expected that such lower reimbursements will continue into future years. The first event was the announcement by approximately 34 states of a significant reduction in Average Wholesale Price reimbursement levels for certain intravenous drugs provided to Medicaid beneficiaries. The second event was the Center for Medicare and Medicaid Services' reduction of Federal Upper Limit prices, which are used to set the reimbursement levels for numerous pills and tablets dispensed to Medicaid beneficiaries.

           As a result of a wide variety of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intensive scrutiny and subject to fundamental changes. We cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 2.	PROPERTIES

           As of September 30, 2001, we conducted our business from facilities at 180 owned and leased locations throughout the United States and Puerto Rico. In the aggregate, our operating units occupy approximately 7.8 million square feet of office and warehouse space, of which approximately 3.0 million square feet is owned and approximately 4.8 million square feet is leased under lease agreements which expire through 2010.

           Our 51 full service pharmaceutical distribution facilities range in size from approximately 25,000 square feet to 231,500 square feet, with an aggregate of approximately 5.6 million square feet. Leased full-service facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Kentucky, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Oregon, Texas, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, Ohio, Oklahoma, Tennessee, Texas and Virginia. We utilize a fleet of owned and leased vans and trucks, as well as contract carriers, to deliver our products. We consider our operating properties to be in satisfactory condition and well utilized with adequate capacity for growth. The leases expire through 2009.

           As of September 30, 2001, our PharMerica operations were located in 112 leased locations ranging in size from approximately 150 square feet to 89,000 square feet and have a combined area of approximately 1,132,000 square feet. The leases expire through 2010. Additionally, PharMerica provides pharmacy services from within certain customer locations.

           As of September 30, 2001, the other business units within the Pharmaceutical Distribution segment (our pharmaceutical alternate site distribution business, our pharmaceutical repackaging businesses and our smaller specialty units) were located in 12 leased and two owned locations. The locations range in size from approximately 2,000 square feet to 153,000 square feet and have a combined area of approximately 775,000 square feet. The leases expire through 2006.

           We own and lease an aggregate of approximately 336,000 square feet of general and executive offices in Orange, California and Chesterbrook, Pennsylvania, and lease approximately 28,000 square feet of data processing offices in Montgomery, Alabama. The leases expire through 2010.

&NBSP;

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 3.	LEGAL PROCEEDINGS

           In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory agency and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition. (See Note 12 to the consolidated financial statements.)

Antitrust Actions

           In 1993, two of the Company's subsidiaries, AmeriSource and Bergen, were named defendants, along with a number of other wholesale distributors and pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought in federal court by retail pharmacies. In October 1994, the Company entered into a Judgment Sharing Agreement (covering both the federal and parallel state actions) with the other wholesaler and manufacturer defendants addressing the issues of reimbursement of litigation costs and indemnification for any judgment. In 1997, the Company and several other wholesale distributors were also added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drugstores which had opted out of the class action cases and in parallel suits filed in several state courts. In essence, all of these lawsuits claimed that the manufacturer and wholesaler defendants conspired to fix the prices charged to retail pharmacies for prescription brand name pharmaceuticals. In the federal class action cases, the Court granted all of the defendants' motions for judgment as a matter of law and dismissed all claims against the Company and the other defendants. This judgment was affirmed on appeal. In November 2000, the Court granted the distributors' motion for summary judgment in the opt-out cases. Plaintiffs' appeal to the Seventh Circuit is pending. Two of the state cases are proceeding but are inactive; the rest have been settled or dismissed. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend itself in all of these cases.

Environmental Remediation

           The Company's AmeriSource Corporation subsidiary is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, remediation and ongoing monitoring costs. Approximately $0.4 million of such costs have been paid through September 30, 2001. Based on a new engineering analysis prepared by outside consultants that was completed in September 2001, environmental reserves of $2.7 million were reversed into income during fiscal 2001. The remaining accrued liability of $1.0 million is reflected in other liabilities in the accompanying consolidated balance sheet at September 30, 2001. The accrued liability represents the current estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

Proposition 65

           In February 1999, Perry Gottesfeld, an individual, filed a lawsuit against the Company's Bergen Brunswig Drug Company subsidiary and approximately sixteen other defendants alleging that manufacturers and distributors of over-the-counter dandruff shampoos containing coal tar expose consumers to coal tar, a Proposition 65-listed carcinogen, without providing a warning. Shortly after Gottesfeld filed suit, the California Attorney General filed a separate action covering the same products. The cases have been consolidated and are pending in state court. The Company has filed an answer to both plaintiffs' claims and responded to discovery requests. In March 2000, Gottesfeld filed a citizen's petition with the Food and Drug Administration requesting FDA to restrict the sale of pharmaceuticals containing coal tar to prescription only and to require additional warnings for cancer. In September 2000, the Court granted the Company's request for a stay of the action pending FDA review of the Gottesfeld petition. In February 2001, FDA rejected Gottesfeld's petition, finding that the scientific studies and data on which Gottesfeld based his request for FDA to restrict the sale of coal tar products and/or require them to be sold with warnings was not valid. FDA reaffirmed the current regulations, including formulation and labeling requirements. FDA specifically stated that cancer warnings on coal tar shampoo were not warranted. The Company filed a motion for summary judgment in November 2001. Trial is scheduled for January 2002.

PharMerica Matters

           In November 1998 and February 1999, two putative securities class actions were filed in federal court against the Company's PharMerica subsidiary and certain individuals. These cases were later consolidated. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaint, which includes claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleges that defendants made various material misrepresentations and omissions in connection with an alleged violation of generally accepted accounting principles and the withholding of information related to the costs associated with certain acquisitions. Defendants' motion to dismiss is pending.

           Prior to the acquisition of PharMerica by the Company's Bergen Brunswig Corporation subsidiary, the United States Department of Health and Human Services ("HHS"), during the course of a Medicare audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to certain nursing homes in 1997 and 1998. PharMerica has learned that HHS auditors alleged that during the 1997-1998 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. In June 2000, the government sued Sensitive Care, a former chain of thirteen Texas nursing homes, alleging that Sensitive Care filed false claims for Medicare reimbursement. Because Sensitive Care has filed for bankruptcy, the government's case has been filed in bankruptcy court as a creditor's claim. In its answer to the government's lawsuit, Sensitive Care has denied liability and has brought a third-party complaint alleging that PharMerica is liable for any false claims liabilities that may be imposed against Sensitive Care under an indemnification clause contained in the pharmacy services contract(s) between PharMerica and the nursing homes Sensitive Care formerly operated. PharMerica intends to defend vigorously against the imposition of any liability against it for fraudulent billings that Sensitive Care, an independent third-party organization, may have submitted to the government.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On August 29, 2001, a Special Meeting of Stockholders of AmeriSource Health Corporation was held for the purpose of approving and adopting the Agreement and Plan of Merger, dated as of March 16, 2001, among AmeriSource Health Corporation, Bergen Brunswig Corporation, AABB Corporation (now known as AmerisourceBergen Corporation), A-Sub Acquisition Corp. and B-Sub Acquisition Corp. pursuant to which AmeriSource Health Corporation and Bergen Brunswig Corporation would each become a wholly owned subsidiary of AmerisourceBergen Corporation.

           Of the 52,833,684 shares of AmeriSource Health Corporation Class A Common Stock outstanding on July 17, 2001, the record date, 40,432,641 shares were voted as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

40,149,976	178,553	104,112	-0-

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

           The following is a list of the Company's executive officers, their ages and their positions, as of December 3, 2001. Each executive officer serves at the pleasure of the Company's board of directors and has been in his current position since the Merger on August 29, 2001.
Name	Age	Current Position with the Company

R. David Yost	54	President, Chief Executive Officer and Director

Kurt J. Hilzinger	41	Executive Vice President and Chief Operating Officer

Neil F. Dimick	52	Executive Vice President and Chief Financial Officer

Charles J. Carpenter	52	Senior Vice President and President of PharMerica, Inc.

Steven H. Collis	40	Senior Vice President and President of AmerisourceBergen Specialty Group

Brent R. Martini	42	Senior Vice President and President of AmerisourceBergen Drug Company

           Mr. Yost served as director of AmeriSource from 1997 until the Merger. He was Chairman of AmeriSource's board of directors and Chief Executive Officer of AmeriSource from December 2000 until the Merger. Mr. Yost previously served as President and Chief Executive Officer of AmeriSource from May 1997 to December 2000. Prior to that, Mr. Yost served as Executive Vice President--Operations of AmeriSource since 1995. Mr. Yost held a variety of sales, marketing and management positions with AmeriSource or its predecessors since 1974.

           Mr. Hilzinger served as President and Chief Operating Officer of AmeriSource from December 2000 until the Merger. Prior to that time he served as Senior Vice President and Chief Operating Officer of AmeriSource from January 1999 to December 2000. He served as Senior Vice President, Chief Financial Officer of AmeriSource from 1997 to 1999 and Vice President, Chief Financial Officer and Treasurer of AmeriSource from 1995 to 1997.

           Mr. Dimick served as Senior Executive Vice President and Chief Financial Officer of Bergen from 1992 until the Merger. He was also President of Bergen Brunswig Specialty Company from September 1996 to August 2000. Mr. Dimick was a director of Bergen from 1996 until the Merger. In December 2001, Mr. Dimick announced that he will leave the Company in the first half of 2002.

           Mr. Carpenter served as President, PharMerica, Inc., from April 1999 until the Merger, and Senior Executive Vice President of Bergen from 1996 until the Merger. Prior to that, he was Chief Procurement Officer of Bergen from 1996 to April 1999 and Executive Vice President, Supplier Relations and Operations, Bergen Brunswig Drug Company, a subsidiary of Bergen, from 1995 to 1996.

           Mr. Collis served as Senior Executive Vice President of Bergen from February 2000 until the Merger and President of ASD Specialty Healthcare, Inc. from September 2000 until the Merger. He was also Executive Vice President of ASD Specialty Healthcare, Inc. from 1996 to August 2000.

           Mr. Martini served as Senior Executive Vice President of Bergen and President of Bergen Brunswig Drug Company, a subsidiary of Bergen, from September 1996 until the Merger. Prior to that he was Executive Vice President, West Region of Bergen from 1994 to 1996. Mr. Martini was a director of Bergen from December 1999 until the Merger. Mr. Brent R. Martini is the son of Mr. Robert E. Martini, former Chairman and Chief Executive Officer of Bergen and current Chairman of the board of directors of AmerisourceBergen.

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           Since August 29, 2001, the Company's Common Stock has been traded on the New York Stock Exchange under the trading symbol "ABC." Prior to August 29, 2001, AmeriSource Health Corporation Class A Common Stock was traded on the New York Stock Exchange under the trading symbol "AAS." As of December 3, 2001, there were approximately 1,778 record holders of the Company's Common Stock. The following table sets forth the high and low closing sale prices of AmeriSource Class A Common Stock and the Company's Common Stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low

Year Ended 9/30/00
First Quarter	$23.6250	$11.7500
Second Quarter	23.6875	12.0000
Third Quarter	31.1250	14.6250
Fourth Quarter	47.0000	29.6250

Year Ended 9/30/01
First Quarter	52.6250	40.6875
Second Quarter	57.6500	42.0625
Third Quarter	61.7200	48.3899
Fourth Quarter	70.9499	54.6300

           The Company paid its first quarterly dividend, a cash dividend of $0.025 per share on Common Stock, on December 3, 2001 to stockholders of record at the close of business on November 19, 2001. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 6.	SELECTED FINANCIAL DATA.

           On August 29, 2001, AmeriSource and Bergen merged to form the Company. The Merger was accounted for as an acquisition of Bergen under the purchase method of accounting. Accordingly, the results of operations and the balance sheet information in the table below reflect only the operating results and financial position of AmeriSource for fiscal years ended September 30, 2000 and prior. The financial data for the fiscal year ended September 30, 2001, reflects the operating results for the full year of AmeriSource and approximately one month of Bergen, and the financial position of the combined company. The following table should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

	Fiscal Year Ended September 30,

(amounts in thousands, except per share amounts)	2001 (a)	2000 (b)	1999 (c)	1998 (d)	1997 (e)	1996

Operating revenue	$15,822,635	$11,609,995	$9,760,083	$9,373,482	$8,173,679	$5,806,126
Bulk deliveries to customer warehouses	368,718	35,026	47,280	129,555	124,956	111,046

Total revenue	16,191,353	11,645,021	9,807,363	9,503,037	8,298,635	5,917,172
Gross profit	700,118	519,581	473,065	461,897	404,136	314,489
Operating expenses	440,742	317,456	314,063	322,966	278,691	213,982
Operating income	259,376	202,125	159,002	138,931	125,445	100,507
Income before extraordinary items	123,796	99,014	70,915	46,030	50,123	43,463
Net income	123,796	99,014	67,466	46,030	48,141	36,221
Earnings per share - diluted:
Income before extraordinary items	2.10	1.90	1.38	.91	1.00	.90
Net income	$2.10	$1.90	$1.31	$.91	$.96	$.75
Weighted average common shares
outstanding - diluted	62,807	52,020	51,683	50,713	50,301	48,376
Balance Sheet:
Cash and cash equivalents and restricted cash	$297,626	$120,818	$59,497	$90,344	$71,551	$73,832
Accounts receivable - net	2,142,663	623,961	612,520	509,130	550,824	405,929
Merchandise inventories	5,056,257	1,570,504	1,243,153	954,010	1,046,582	677,173
Property and equipment - net	289,569	64,962	64,384	67,955	70,754	54,850
Total assets	10,291,245	2,458,567	2,060,599	1,726,272	1,798,109	1,236,221
Accounts payable	4,991,884	1,584,133	1,175,619	947,016	1,070,673	749,481
Long-term debt, including current portion	1,599,763	413,675	559,127	540,327	602,166	443,908
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely debt securities of the Company	274,616	-	-	-	-	-
Stockholders' equity	2,838,564	282,294	166,277	75,355	18,881	(34,856)
Total liabilities and stockholders' equity	10,291,245	2,458,567	2,060,599	1,726,272	1,798,109	1,236,221

(a)

Includes $8.0 million of merger costs, net of income tax benefit of $5.1 million, $6.8 million of costs related to facility consolidations and employee severance, net of income tax benefit of $4.1 million, and a $1.7 million reduction in an environmental liability, net of income taxes of $1.0 million.

(b)						Includes a $0.7 million reversal of costs related to facility consolidations and employee severance, net of income taxes of $0.4 million.

(c)

Includes $9.3 million of costs related to facility consolidations and employee severance, net of income tax benefit of $2.4 million, and $2.7 million of merger costs, net of income tax benefit of $0.5 million.

(d)

Includes $11.2 million of merger costs, net of income tax benefit of $7.2 million, and $5.1 million of costs related to facility consolidations and employee severance, net of income tax benefit of $3.2 million.

(e)						Includes $7.1 million of costs related to facility consolidations and employee severance, net of income tax benefit of $4.5 million.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.

Impact of the Merger

           AmerisourceBergen Corporation (the "Company") is a leading national wholesale distributor of pharmaceutical products and related healthcare services and solutions with approximately $35 billion in annualized operating revenue. The Company was formed in connection with the merger of AmeriSource Health Corporation ("AmeriSource") and Bergen Brunswig Corporation ("Bergen"), which was consummated on August 29, 2001 (the "Merger").

           The Merger was accounted for as an acquisition of Bergen under the purchase method of accounting using the new guidelines for business combinations issued by the Financial Accounting Standards Board (see Note 2). Under the purchase method of accounting, the estimated cost of approximately $2.4 billion to acquire Bergen, including transaction costs, was allocated to its underlying net assets based on their respective estimated fair values. The $2.3 billion excess of the purchase price over the estimated fair value of the tangible net assets acquired was recorded as goodwill and intangible assets.

           The Company is organized based upon the products and services it provides to its customers. The Company's operating segments have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

           The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management and information services to its customers. ABSG sells specialty pharmaceutical products to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

           The PharMerica segment consists solely of the Company's PharMerica operations. PharMerica provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, and residential living communities. It also provides mail order and on-line pharmacy services to injured workers who are receiving workers' compensation benefits, homebound catastrophically-ill patients, and other consumers.

           The accompanying historical consolidated statements of operations and statements of cash flows for fiscal 2000 and fiscal 1999 and the consolidated balance sheet as of September 30, 2000, reflect only the results of AmeriSource, as predecessor to the Company. As a result, the Company's historical operating results and cash flows for fiscal 2000 and fiscal 1999 and the Company's financial position as of September 30, 2000 are not comparable to fiscal 2001 because of the Merger. Fiscal 2001 results include a full year of AmeriSource and approximately one month of Bergen's results. Accordingly, in order to enhance comparability, the following discussion of results of operations includes pro forma revenue information. For purposes of this discussion, pro forma refers to the combined results of AmeriSource and Bergen in each respective fiscal year.

Results of Operations
Year ended September 30, 2001 compared with Year ended September 30, 2000

Consolidated Results

           Operating revenue, which excludes bulk deliveries, for the fiscal year ended September 30, 2001 increased 36% to $15.8 billion from $11.6 billion in the prior fiscal year primarily due to increased operating revenue in the Pharmaceutical Distribution segment. Excluding the revenue impact from the Merger, operating revenue increased 20% for the full fiscal year. On a pro forma combined basis operating revenue increased 14% versus the prior year.

           The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. As a result of the merger, bulk deliveries increased to $368.7 million in fiscal 2001 from $35.0 million in fiscal 2000. Excluding the impact from the Merger, bulk deliveries would have decreased to $1.1 million for fiscal 2001. On a pro forma combined basis revenue from bulk deliveries of $4.5 billion in fiscal 2001 increased 7% versus the prior year. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins.

           Gross profit of $700.1 million in fiscal 2001 increased by 35% as compared to the prior year. As a percentage of operating revenue, the gross profit in fiscal 2001 was 4.42% as compared to 4.48% in the prior year. The decline in gross profit percentage was primarily the result of a 29 basis point decrease in the Pharmaceutical Distribution segment, which was offset, in part, by the impact of the inclusion of one month of PharMerica's results. PharMerica, due to the nature of its prescription fulfillment business, has significantly higher gross margins and operating expense ratios than the Company's Pharmaceutical Distribution segment. Excluding the impact of the Merger, gross profit increased 12% for the full fiscal year, and as a percentage of operating revenue was 4.16% in fiscal 2001 as compared to 4.48% in the prior year.

           Distribution, selling and administrative expenses, depreciation and amortization increased by $100.9 million or 32% in fiscal 2001 as compared to the prior year, and decreased as a percentage of operating revenue to 2.65% in fiscal 2001 from 2.74% in fiscal 2000 due to a 29 basis point decrease in the Pharmaceutical Distribution segment ratio offset in part by the inclusion of one month of PharMerica results. Excluding the impact of the Merger, distribution, selling and administrative expenses, and depreciation and amortization increased 7% for the full fiscal year, and decreased as a percentage of operating revenue to 2.44% in fiscal 2001 from 2.74% in fiscal 2000.

           In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually at the end of the third year following the Merger. The Company intends to reduce the number of distribution facilities from 51 at September 30, 2001, to approximately 30 over the next three to four years and has announced plans to close seven facilities in fiscal 2002. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to these plans, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease cancellations, and $2.4 million in the write-down of assets related to the facilities to be closed. Accrued expenses of $7.1 million related to this charge are included in the consolidated balance sheet at September 30, 2001. Additional shut-down charges for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

           In connection with its acquisition of Bergen, the Company incurred merger costs of $13.1 million in fiscal 2001, consisting primarily of consulting fees of $5.6 million and a $6.5 million charge for the accelerated vesting of AmeriSource stock options. Additional merger costs, including merger integration and employee retention costs, will be charged to expense in subsequent periods when incurred. These costs are expected to be between $20 million and $30 million in fiscal 2002.

           The Company's AmeriSource Corporation subsidiary is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, remediation and ongoing monitoring costs. During fiscal 2001, environmental reserves of $2.7 million were reversed into income based on a new engineering analysis prepared by outside consultants that was completed in September 2001. The remaining liability of $1.0 million at September 30, 2001, is reflected in other liabilities in the accompanying consolidated balance sheet. This accrued liability represents the current estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

           During fiscal 2000, severance accruals of $1.1 million relating to the fiscal 1999 facility consolidation and 1998 restructuring efforts were reversed into income after employees expected to be severed either left the Company before receiving their benefits or were retained in other positions within the Company.

           Operating income of $259.4 million for the year ended September 30, 2001 increased by 28% from the prior year. Excluding the facility consolidations and employee severance charge, the merger costs and the environmental remediation credit ("special items") in both years described above and the impact of the Merger in fiscal 2001, the increase in operating income was 19% and the Company's operating margin was 1.72% in fiscal 2001 as compared to 1.73% in fiscal 2000.

           Equity in losses of affiliates and other were $10.9 million in fiscal 2001 and $0.6 million in fiscal 2000. These results primarily reflect the full-year impact of the Company's equity investment in HealthNexis, LLC that was accounted for on the equity method and the write-down of the Company's investment in a technology company. HealthNexis, LLC subsequently merged with the Global Health Exchange in November 2001.

           Interest expense of $45.7 million in fiscal 2001 represents an increase of 9% compared to the prior year. Excluding the impact of the Merger, interest expense in fiscal 2001 decreased 11% compared to the prior-year period. This decrease reflects the positive impact of $300.0 million of 5% fixed-rate convertible notes issued by the Company in December of 2000 and a decrease of approximately 50 basis points in average borrowing rates under the Company's variable-rate debt facilities, which more than offset the increase in average levels of debt. Excluding the impact of the Merger and the related refinancings described below, average borrowings during the year ended September 30, 2001 were $614 million as compared to average borrowings of $612 million in the prior year.

           Income tax expense of $77.7 million in fiscal 2001 reflected an effective tax rate of 38.3% versus 38.0% in the prior fiscal year. This slight increase in the effective rate reflects the inclusion of one month of Bergen's operating results. The Company expects the effective tax rate to be between 39% and 40% in fiscal 2002 as a result of the Merger.

           Net income of $123.8 million represents an increase of 25% over the prior year. Excluding special items in both years, adjusted net income of $137.0 million increased 39% compared to the prior fiscal year. Diluted earnings per share increased 11% to $2.10 per share as compared to $1.90 per share in the prior year. Diluted earnings per share excluding special items increased 22% to $2.31 per share as compared to $1.89 per share in the prior year. Diluted earnings per share for fiscal 2001 includes the impact of the shares issued to effect the Merger and the shares assumed issued under the 5% convertible subordinated notes.

Segment Information

Pharmaceutical Distribution Segment

           Operating revenue for the Pharmaceutical Distribution segment for the fiscal year ended September 30, 2001 increased 36% to $15.8 billion from $11.6 billion in the prior fiscal year. Excluding the impact of the Merger, operating revenue increased 20%. During the year ended September 30, 2001, 53% of operating revenue was from sales to institutional customers and the remaining 47% was from retail customers. In fiscal 2000, the customer mix was 51% institutional and 49% retail. During the year ended September 30, 2001, sales to institutional customers increased 42% and sales to retail customers increased 29%. Excluding the impact of the Merger, institutional operating revenue increased 26% and retail operating revenue increased 14%. The increase in institutional operating revenue was primarily due to revenue growth with the Novation group purchasing organization ("GPO") and the Veterans Administration as well as significant increases in the alternate site customer group. During calendar 2000, members of the Novation GPO went through a distributor selection process and, as a result, the Company added over $500 million in annualized operating revenue in fiscal 2001. Operating revenue from the Veterans Administration accounted for approximately 30% of total institutional operating revenue. Alternate site sales increased 54% during fiscal 2001 due to the full-year impact of a mail order customer added in the third quarter of the prior year which accounted for 20% of the increase. In addition, numerous new alternate site accounts were added during the year. The increase in retail operating revenue was consistent with overall industry growth rates. Future operating revenue growth may be impacted by customer consolidation and competition within the industry, as well as industry growth rates.

           In the Pharmaceutical Distribution segment, gross profit of $660.4 million in fiscal 2001 increased by 27% as compared to the prior year. As a percentage of operating revenue, the gross profit in fiscal 2001 was 4.19% as compared to 4.48% in the prior year. The year-to-year decline reflects the net impact of a number of factors including the change in customer mix to a higher level of larger institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset, in part, by higher buy-side margins than in the prior year. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that increases in the buy-side component of the gross margin, including manufacturer price increases and negotiated deals, will be available in the future to fully or partially offset the anticipated decline. Gross profit was adversely impacted in fiscal 2001 by a $5.6 million write down of inventory, primarily related to the Company's decision to exit the designer fragrance business at its cosmetic distribution subsidiary.

           Total operating expenses, excluding special items, increased 21% in the Pharmaceutical Distribution segment to $386.2 million, primarily the result of the Merger. As a percentage of operating revenue, operating expenses decreased to 2.45% in fiscal 2001 from 2.74% in the prior year. This decrease reflects the changing customer mix described above, and efficiencies of scale, as well as the continued elimination of costs and productivity improvements throughout the Company's distribution network.

           Total operating income before special items increased 36% in the Pharmaceutical Distribution segment to $274.2 million. As a percentage of operating revenue, operating income before special items was 1.74% in fiscal 2001 and 1.73% in the prior year, reflecting the net effect of the decline in gross margins offset by the reduction in operating expenses discussed above. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense-ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned and result in the desired synergies.

PharMerica Segment

           The PharMerica segment was acquired in connection with the Merger and its operating revenue of $116.7 million and operating income of $6.5 million for the year ended September 30, 2001 reflects approximately one month of operating results. On a pro forma basis, PharMerica's fiscal 2001 operating revenue increased 6% to $1.35 billion from $1.27 billion in the prior year.

Intersegment Eliminations

           These amounts represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

Year ended September 30, 2000 compared with Year ended September 30, 1999

           Operating revenue for the fiscal year ended September 30, 2000 increased 19% to $11.6 billion from $9.8 billion in the prior fiscal year. During the fiscal year ended September 30, 2000, sales to health systems increased 22%, sales to alternate site facilities increased 59%, sales to independent drugstore customers increased 11% and sales to the chain drugstore customer group increased 12% compared to the prior year. During the year ended September 30, 2000, sales to health systems and alternate site facilities accounted for 51% of total operating revenue, while sales to independent community pharmacies accounted for 37% and sales to chain drugstores accounted for 12% of the total. The increase in health systems revenue was primarily due to 37% revenue growth with the Veterans Administration, which accounted for 19% and 17% of the total operating revenue for the fiscal years ended September 30, 2000 and 1999, respectively. The balance of the health systems growth was due to growth from existing relationships with group purchasing organizations. Several new alternate site customers were added as a result of the Company's sales reorganization in the prior year, which created a national and regional alternate site sales force. Approximately 15% of the alternate site revenue growth was from a new contract with a mail order facility, which started in the third quarter of fiscal 2000. The increase in independent community pharmacy and chain drugstore revenue was consistent with overall industry growth.

           The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries decreased 26% to $35.0 million in fiscal 2000 compared to fiscal 1999. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins.

           Gross profit of $519.6 million in fiscal 2000 increased by 10% as compared to the prior year due primarily to the increase in operating revenue. As a percentage of operating revenue, the gross profit in fiscal 2000 was 4.48% as compared to 4.85% in the prior-year period. The decline in gross profit percentage was primarily due to changes in the customer mix, which included more lower-margin health systems business than in the prior year, and price competition within the pharmaceutical distribution industry.

           Distribution, selling and administrative expenses, and depreciation and amortization increased by $19.4 million or 6% in fiscal 2000 as compared to the prior year, and decreased as a percentage of operating revenue to 2.73% in fiscal 2000 from 3.04% in fiscal 1999. This improvement reflects the changing customer mix to more health systems business, including the Veterans Administration, which is lower gross margin business, but requires lower operating expense as a percentage of revenue to service. The improvement also reflects warehouse efficiencies and cost reductions related to the Company's fiscal 1998 and 1999 restructuring efforts. These factors were offset in part by an increase in the bad debt provision to $10.3 million for fiscal 2000 compared to a $7.0 million provision in the prior year. The bad debt increase was primarily due to certain customer business failures during the year.

           In fiscal 1999, the Company acquired C.D. Smith Healthcare, Inc. During fiscal 2000, the Company closed C.D. Smith's Chicago, Illinois pharmaceutical distribution facility and completed the consolidation of C.D. Smith's pharmaceutical packaging business. In addition, the Company completed the conversion of the remaining two C.D. Smith facilities to a centralized system for data processing and other administrative services. A charge of $12.8 million was recognized in the fourth quarter of fiscal 1999 related to these efforts, which included a $7.2 million write-down of goodwill and fixed assets related to the Chicago facility, $3.5 million of contract and lease cancellations and other costs primarily relating to the expected termination of a noncancelable supply contract, and $2.1 million of severance for approximately 90 warehouse and administrative personnel to be terminated as a result of the facility consolidation and centralization. As of September 30, 2000, all of the restructuring efforts were completed except for the final resolution of the noncancelable supply contract which was settled in November 2000. Severance accruals of $0.5 million related to the fiscal 1999 charge were reversed into income during the third quarter of fiscal 2000 primarily related to the decision to retain a manager previously anticipated to be terminated.

           In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, contract administration and purchasing functions, reorganize its pharmaceutical distribution facilities into five regions, and consolidate two pharmaceutical distribution facilities. A charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to these efforts and included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million. As of September 30, 2000, all of the Company's pharmaceutical distribution facilities were converted to the centralized system and substantially all of the 350 positions have been eliminated. In the third quarter of fiscal 2000, the Company reversed restructuring accruals related to the fiscal 1998 charge of approximately $0.6 million representing severance not paid to employees because they either left the Company before receiving their benefits or took other positions within the Company. This $0.6 million reversal, combined with the $0.5 million reversal of the fiscal 1999 charge described above, is included in the facility consolidations and employee severance line in the Company's statement of operations. In fiscal 1999, the Company reversed $1.1 million of cost originally accrued during fiscal 1997 for facility consolidations and employee severance due to $0.8 million of proceeds in excess of estimates for disposed assets and $0.3 million of severance settled for less than original estimates.

           Operating income of $202.1 million in the year ended September 30, 2000 increased by 27% from the prior year in part because of the $1.1 million restructuring charge reversal in fiscal 2000 as compared to the $14.9 million in facility consolidations, employee severance and merger costs in fiscal 1999. Excluding these items in both years, the increase in operating income was 15% and the Company's operating margin was 1.73% in fiscal 2000 as compared to 1.78% in fiscal 1999. The decrease is due to the reduction in gross margin described above offset in part by the decrease in distribution, selling and administrative expenses, and depreciation and amortization as a percentage of operating revenue.

           Interest expense of $41.9 million in fiscal 2000 represents an increase of 6% compared to the prior year. The increase from the prior-year expense reflects higher interest rates offset in part by lower average levels of debt and lower borrowing spreads. The increase in average market interest rates during fiscal 2000 was approximately 106 basis points compared to fiscal 1999. Average borrowings during the year ended September 30, 2000 were $612 million as compared to average borrowings of $625 million in the prior fiscal year.

           Income tax expense of $60.7 million in fiscal 2000 reflected an effective tax rate of 38.0% versus 40.6% in the prior fiscal year. The reduction in the effective rate was primarily due to the effect of the nondeductible goodwill write-down and merger costs which occurred in fiscal 1999.

           Income before extraordinary items of $99.0 million represents an increase of 40% over the prior year. Excluding facility consolidation and employee severance and merger costs in both years, income before extraordinary items of $98.3 million increased 19% compared to the prior fiscal year. Diluted earnings per share increased 45% from the prior year to $1.90 per share as compared to $1.31 per share in the prior year.

Liquidity and Capital Resources

           The following table illustrates the Company's debt structure at September 30, 2001, including availability under revolving credit agreements and receivable securitization facilities.

	Outstanding Balance	Availability

Fixed-Rate Debt:
New financings in fiscal 2001
8 1/8% senior notes due 2008	$500,000	$-
AmeriSource 5% convertible subordinated notes due 2007	300,000	-
Assumed in Merger
Bergen 7 3/8% senior notes due 2003	151,832	-
Bergen 7 1/4% senior notes due 2005	99,668	-
PharMerica 8 3/8% senior subordinated notes due 2008	124,719	-
Bergen 7% convertible subordinated debentures due 2006	20,609	-
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	-

Variable-Rate Debt:
New financings in fiscal 2001
Revolving credit facility	-	936,875
Term loan facility	300,000	-
Existing pre-fiscal 2001
AmeriSource receivables securitization financing due 2004	22,000	378,000
Assumed in Merger
Bergen receivables securitization financing due 2005	15,000	435,000
Blanco revolving credit facility	55,000	-

Other	2,510	-

Total long-term debt, including current portion	$1,599,763	$1,749,875

           In connection with the Merger, the Company issued $500 million of 8 1/8% senior notes due 2008 (the "8 1/8% Notes ") and entered into a $1.3 billion senior secured credit facility (the "Senior Credit Agreement") with a syndicate of senior lenders. Proceeds from these facilities were used to: replace existing AmeriSource and Bergen revolving credit facilities; pay certain merger transaction fees and fees associated with the financings; redeem $184.6 million of PharMerica 8 3/8% senior subordinated notes due 2008 via a tender offer; and meet general corporate purposes. In addition, the Company assumed $405.3 million of fixed debt detailed above. During November 2001, the Company redeemed $20.5 million of the Bergen 7% convertible subordinated debentures due 2006 pursuant to a tender offer required as a result of the Merger.

           The 8 1/8% Notes pay interest semiannually in arrears and rank junior to the new credit facility. The 8 1/8% Notes are redeemable at the Company's option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium.

           The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the "Revolving Facility") and a $300 million term loan facility (the "Term Facility"), both maturing in August 2006. The Term Facility has scheduled maturities on a quarterly basis beginning December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company's debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. Currently, the rate is 1.5% over LIBOR or .50% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($63.1 million at September 30, 2001). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company's debt ratings ranging from .25% to .50% of the unused availability. Currently, the rate is .375%. The Senior Credit Agreement contains customary covenants and restrictions as described in Note 4 to the consolidated financial statements. The Company can choose to repay or reduce its commitments under the Senior Credit Facility at any time.

           In connection with the issuance of the 8 1/8% Notes and the Senior Credit Agreement, the Company incurred approximately $23.0 million of costs which were deferred and are being amortized over the term of the respective issues.

           In December 2000, the Company issued $300.0 million of 5% convertible subordinated notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into common stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the notes that have not been previously converted. Net proceeds from the notes of approximately $290.6 million were used to repay existing borrowings, and for working capital and other general corporate purposes. In connection with the issuance of the notes, the Company incurred approximately $9.4 million of financing fees which were deferred and are being amortized over the seven-year term of the notes.

           At September 30, 2001, borrowings under the AmeriSource $400 million receivables securitization financing were $22.0 million. The facility has an expiration date of May 2004 and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. In addition, in connection with the Merger, the Company assumed the $450 million Bergen securitization financing. This facility expires in December 2005, and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points. In December 2001, the Company increased its availability under the facility to $600 million through June 2002. The receivables securitization facilities represent financing vehicles utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that are accounted for as financing transactions under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

           In connection with the Merger, the Company assumed Bergen's Capital I Trust (the "Trust"), a wholly owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% trust originated preferred securities (SM) (TOPrS(SM)) (the "Trust Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen's 7.80% subordinated deferrable interest notes due June 30, 2039 (the "Subordinated Notes"). The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The Trust paid quarterly cash distributions of $5.9 million in September 2001. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company.

           Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security. The Trust Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004.

           The Company, under certain conditions, may cause the Trust to defer the payment of distributions for successive periods of up to 20 consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly at an annual rate of 7.80%. Also during such periods, the Company may not declare or pay distributions on its capital stock; may not redeem, purchase or make a liquidation payment on any of its capital stock; and may not make interest, principal or premium payments on, or repurchase or redeem, any of its debt securities that rank equal with or junior to the Subordinated Notes.

           The Company's most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed- and variable-rate debt. At September 30, 2001, the Company had approximately $1.2 billion of fixed-rate debt with a weighted average interest rate of 7.2% and $392 million of variable-rate debt with a weighted average interest rate of 4.9%. The amount of variable-rate debt fluctuates during the year based on the Company's working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at September 30, 2001. For every $100 million of unhedged variable-rate debt outstanding, a 49 basis-point increase in interest rates would increase the Company's annual interest expense by $.49 million.

           The Company's operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. The Company's primary ongoing cash requirements will be to finance working capital, fund the payment of interest on indebtedness, finance Merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

           During the year ended September 30, 2001, the Company's operating activities used $40.0 million in cash as compared to $216.6 million cash generated in fiscal 2000. Cash used in operations in fiscal 2001 resulted from increases of $726.1 million in merchandise inventories and $151.6 million in accounts receivable partially offset by an increase in accounts payable, accrued expenses and income taxes of $619.2 million. The increase in merchandise inventories reflected necessary inventories to support the strong revenue increase, and inventory purchased to take advantage of buy-side gross profit margin opportunities including manufacturer price increases and negotiated deals. Additionally, inventories at September 30, 2001 included safety stock purchased due to uncertainties regarding possible increased customer demands or disruptions in the supply stream as the result of the terrorist events of September 11, 2001. The increase in accounts payable, accrued expenses and income taxes of $619.2 million was reduced by merger-related payments of approximately $58.8 million, primarily executive compensation payments made in August 2001.

           During the year ended September 30, 2000, the Company's operating activities generated $216.6 million in cash as compared to $3.0 million generated in fiscal 1999. Cash generation from operations in fiscal 2000 resulted from an increase of $416.0 million in accounts payable, accrued expenses and income taxes offset by increases in accounts receivable of $23.8 million and merchandise inventories of $327.4 million. The increase in accounts payable, accrued expenses and income taxes in excess of the increase in merchandise inventories was due to a 4% increase in days payable outstanding during the year due to the centralization of accounts payable processing and the timing of vendor purchases. Accounts receivable (net) increased only 2% despite the 19% revenue increase due to the change in customer mix to quicker paying health systems customers and the collection of a disputed receivable. Merchandise inventories increased 26% reflecting the changes in customer mix and to support anticipated new customer contracts, including additional business with the Novation group purchasing organization, and seasonal buying opportunities.

           During the year ended September 30, 1999, the Company's operating activities generated $3.0 million in cash. Cash generation from operations in fiscal 1999 was impacted by an increase in accounts receivable of $111.7 million primarily due to the 15% growth in operating revenue in the fourth quarter of fiscal 1999 as compared to the similar period in the prior year as well as the $289.1 million increase in merchandise inventories which was offset in part by the $246.3 increase in accounts payable, accrued expenses and income taxes. Merchandise inventories increased to support new customer contracts, provide for seasonal buying opportunities and provide for year 2000 supply concerns. A decrease in restricted cash of $41.8 million in fiscal 1999 due to the extinguishment of the Company's prior receivables securitization facility also offset the increase in receivables and inventories.

           The Company paid a total of $2.9 million, $3.6 million and $5.2 million of severance, contract, and lease cancellation and other costs in fiscal 2001, 2000 and 1999, respectively, related to its fiscal 2001, 1999, 1998 and 1997 cost reduction plans discussed above. Severance accruals of $5.1 million and remaining contract and lease obligations of $2.0 million at September 30, 2001 are included in accrued expenses and other in the consolidated balance sheet.

           Capital expenditures for the years ended September 30, 2001, 2000 and 1999 were $23.4 million, $16.6 million and $15.8 million, respectively, and relate principally to investments in warehouse improvements, information technology and warehouse automation. Capital expenditures of approximately $85 million to $95 million reflecting a full year of the merged company are expected in fiscal 2002.

           During fiscal 2001, the Company sold the net assets of one of its specialty products distribution facilities for approximately $13.0 million.

           The Company currently intends to pay quarterly dividends on its Common Stock of $0.025 per share. The first dividend of $0.025 was declared by the board of directors on October 31, 2001, and was paid on December 3, 2001 to stockholders of record at the close of business on November 19, 2001.

           During fiscal 2000, the Company and three other healthcare distributors formed an Internet-based company that is an independent, commercially neutral healthcare product information exchange focused on streamlining the process involved in identifying, purchasing and distributing healthcare products and services. The Company contributed $6.5 million and $3.7 million to the joint venture in fiscal 2001 and 2000, respectively, and its ownership interest of approximately 22% is accounted for under the equity method. This entity merged in November 2001 with the Global Health Exchange, a similar venture, and the Company's ongoing ownership interest in the Global Health Exchange is 4%.

           Cash provided by financing activities in fiscal 2001 primarily represents the net effect of borrowings to fund working capital requirements, the refinancing and merger costs described above. In fiscal 2000, cash used by financing activities represented net repayments of the Company's revolving credit facility from cash provided by operations. Cash provided by financing activities during fiscal 1999 represents borrowings under the Company's revolving credit and receivable securitization facilities primarily to fund its working capital requirements. In connection with its acquisition of C.D. Smith in fiscal 1999, the Company extinguished approximately $78 million of C.D. Smith's long-term debt with borrowings under its revolving credit facility.

Recently-Issued Financial Accounting Standards

           In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. The Company accounted for the Merger, which was consummated in August 2001, in accordance with SFAS No. 141. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on at least an annual basis. In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the Merger in fiscal 2001. The Company will fully adopt SFAS No. 142 on October 1, 2001, at which time it will no longer amortize its other goodwill balances (such amortization expense amounted to approximately $1.5 million in fiscal 2001). The Company will complete its initial impairment testing of goodwill by March 31, 2002, as required by SFAS No. 142, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard sets forth the accounting for the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard will be effective for the Company's fiscal year 2003, although early adoption is permitted, and its provisions are generally to be applied prospectively. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

Forward-Looking Statements

           Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) that reflect the Company's current views with respect to future events and financial performance. Certain factors such as competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, regulatory changes, changes in customer mix, changes in pharmaceutical manufacturers' pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships could cause actual results to differ materially from those in forward-looking statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion in Item 7 on page 19.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
AmerisourceBergen Corporation

           We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Philadelphia, Pennsylvania November 7, 2001

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

September 30,	2001	2000

ASSETS

Current assets:
Cash and cash equivalents	$297,626	$120,818
Accounts receivable, less allowance for doubtful accounts:
2001 - $188,586; 2000 - $34,506	2,142,663	623,961
Merchandise inventories	5,056,257	1,570,504
Prepaid expenses and other	15,956	5,336

Total current assets	7,512,502	2,320,619

Property and equipment, at cost:
Land	25,177	3,832
Buildings and improvements	166,130	37,478
Machinery, equipment and other	186,889	99,456

Total property and equipment	378,196	140,766
Less accumulated depreciation	88,627	75,804

Property and equipment, net	289,569	64,962

Other assets:
Goodwill	2,125,258	41,867
Deferred income taxes	22,326	-
Intangibles, deferred charges and other	341,590	31,119

Total other assets	2,489,174	72,986

TOTAL ASSETS	$10,291,245	$2,458,567

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

September 30,	2001	2000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,991,884	$1,584,133
Accrued expenses and other	361,599	49,398
Accrued income taxes	16,655	12,284
Deferred income taxes	162,315	105,654

Total current liabilities	5,532,453	1,751,469

Long-term debt, net of current portion	1,597,295	413,217
Other liabilities	48,317	11,587

Company-obligated mandatorily redeemable preferred securities of
subsidiary trust holding solely debt securities of the Company	274,616	-

Stockholders' equity:
Common stock, $.01 par value:
Common stock (voting): issued and outstanding 2001 - 103,534,519 shares	1,035	-
Class A (voting): issued 2000 - 52,660,813 shares	-	527
Class B (nonvoting): issued 2000 - 5,908,445 shares	-	59
Class C (nonvoting): issued 2000 - 161,978 shares	-	2
Additional paid-in capital	2,709,687	283,544
Retained earnings	128,178	4,382
Accumulated other comprehensive loss	(336)	-
Treasury shares, at cost:
2000: Class A - 702,167 shares; Class B - 5,899,999 shares	-	(6,220)

Total stockholders' equity	2,838,564	282,294

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,291,245	$2,458,567

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Fiscal year ended September 30,	2001	2000	1999

Operating revenue	$15,822,635	$11,609,995	$9,760,083
Bulk deliveries to customer warehouses	368,718	35,026	47,280

Total revenue	16,191,353	11,645,021	9,807,363
Cost of goods sold	15,491,235	11,125,440	9,334,298

Gross profit	700,118	519,581	473,065
Operating expenses:
Distribution, selling and administrative	397,848	302,470	281,798
Depreciation	18,604	14,129	15,387
Amortization	2,985	1,980	1,986
Merger costs	13,109	-	3,162
Facility consolidations and employee severance	10,912	(1,123)	11,730
Environmental remediation	(2,716)	-	-

Operating income	259,376	202,125	159,002
Equity in losses of affiliates and other	10,866	568	-
Interest expense	45,677	41,857	39,690

Income before taxes, distributions on preferred securities
of subsidiary trust and extraordinary items	202,833	159,700	119,312
Income taxes	77,731	60,686	48,397

Income before distributions on preferred securities of
subsidiary trust and extraordinary items	125,102	99,014	70,915
Distributions on preferred securities of subsidiary trust,
net of income tax benefit of $870	1,306	-	-

Income before extraordinary items	123,796	99,014	70,915
Extraordinary items - early retirement of debt, net of
income tax benefits	-	-	3,449

Net income	$123,796	$99,014	$67,466

Earnings per share - basic:
Income before extraordinary items	$2.16	$1.92	$1.40
Extraordinary items	-	-	(.07)

Net income	$2.16	$1.92	$1.33

Earnings per share - diluted:
Income before extraordinary items	$2.10	$1.90	$1.38
Extraordinary items	-	-	(.07)

Net income	$2.10	$1.90	$1.31

Weighted average common shares outstanding:
Basic	57,185	51,552	50,698
Diluted	62,807	52,020	51,683

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	ESOP Note Receivable	Total

September 30, 1998	$582	$244,556	$(162,098)	$-	$(7,353)	$(332)	$75,355
Net income			67,466				67,466
Exercise of stock options	5	8,901			75		8,981
Tax benefit from exercise
of stock options		4,058					4,058
Collections on ESOP note						146	146
Purchases of treasury stock					(449)		(449)
Exercise of common stock
put warrant		10,262			458		10,720
Retirement of treasury stock	(9)	(1,040)			1,049		-

September 30, 1999	578	266,737	(94,632)	-	(6,220)	(186)	166,277
Net income			99,014				99,014
Exercise of stock options	10	11,914					11,924
Tax benefit from exercise
of stock options		4,893					4,893
Collections on ESOP note						186	186

September 30, 2000	588	283,544	4,382	-	(6,220)	-	282,294
Net income			123,796				123,796
Other comprehensive loss,
net of tax				(336)			(336)

Total comprehensive income							123,460

Exercise of stock options	13	30,822					30,835
Tax benefit from exercise
of stock options		14,448					14,448
Retirement of treasury
shares	(67)	(6,153)			6,220		-
Issuance of stock to effect
Merger	501	2,301,160					2,301,661
Assumption of stock options
in connection with
Merger		78,251					78,251
Accelerated vesting of
AmeriSource stock options		7,546					7,546
Amortization of unearned
compensation from
stock options		69					69

September 30, 2001	$1,035	$2,709,687	$128,178	$(336)	$-	$-	$2,838,564

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Fiscal year ended September 30,	2001	2000	1999

OPERATING ACTIVITIES
Net income	$123,796	$99,014	$67,466
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	18,604	14,129	15,387
Amortization, including debt-related amounts charged
to interest expense	6,110	3,291	4,457
Provision for loss on accounts receivable	21,105	10,274	6,956
Loss on disposal of property and equipment	183	66	320
Equity in losses of affiliates and other	10,866	568	-
Provision for deferred income taxes	24,334	25,824	11,283
Loss on early retirement of debt	-	-	3,557
Write-downs of assets	2,355	-	6,400
Employee stock compensation	7,546	-	-
Changes in operating assets and liabilities, excluding
the effects of acquisitions and disposition:
Restricted cash	-	-	41,833
Accounts and notes receivable	(151,602)	(23,811)	(111,744)
Merchandise inventories	(726,141)	(327,351)	(289,143)
Prepaid expenses and other	3,672	(1,323)	(1,049)
Accounts payable, accrued expenses,
and income taxes	619,154	415,961	246,289
Other	14	(62)	988

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(40,004)	216,580	3,000

INVESTING ACTIVITIES
Capital expenditures	(23,363)	(16,619)	(15,793)
Cash acquired in Merger, less transaction costs	133,818	-	-
Cost of acquired company	-	(3,032)	-
Purchase of equity interests in businesses	(6,642)	(3,660)	(3,570)
Collections on ESOP note receivable	-	186	146
Proceeds from sales of property and equipment	684	1,636	2,436
Proceeds from sale of a business	12,993	-	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	117,490	(21,489)	(16,781)

FINANCING ACTIVITIES
Long-term debt borrowings	3,437,742	1,303,131	2,373,656
Long-term debt repayments	(3,331,118)	(1,448,583)	(2,356,807)
Deferred financing costs and other	(32,287)	(242)	(614)
Purchases of treasury stock	-	-	(449)
Distributions on preferred securities of subsidiary trust	(5,850)	-	-
Exercise of stock options and warrant	30,835	11,924	8,981

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	99,322	(133,770)	24,767

INCREASE IN CASH AND CASH EQUIVALENTS	176,808	61,321	10,986
Cash and cash equivalents at beginning of year	120,818	59,497	48,511

CASH AND CASH EQUIVALENTS AT END OF YEAR	$297,626	$120,818	$59,497

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation

           The accompanying consolidated financial statements include the accounts of AmerisourceBergen Corporation and its majority-owned subsidiaries (the "Company") as of the dates and for the fiscal years indicated. All intercompany transactions and balances have been eliminated in consolidation.

           The Company was formed in connection with the merger of AmeriSource Health Corporation ("AmeriSource") and Bergen Brunswig Corporation ("Bergen"), which was consummated on August 29, 2001 (the "Merger"), as described further in Note 2. As a result of the Merger, AmeriSource and Bergen became wholly owned subsidiaries of the Company.

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

           Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

Business

           The Company is a wholesale distributor of pharmaceuticals and related healthcare products, and also provides pharmaceuticals to long-term care and workers' compensation patients. For further information on the Company's operating segments, see Note 13.

Business Combinations

           Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the dates of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition (see Note 2).

           For business combinations which were accounted for under the pooling-of-interests method of accounting, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective accounts at recorded values (see Note 2).

Cash Equivalents

           The Company classifies highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents.

Concentrations of Credit Risk

           The Company sells its merchandise inventories to a large number of customers in the health care industry, including independent community pharmacies, chain drugstores, mail order facilities, health systems and other acute-care facilities, and alternate site facilities such as clinics, nursing homes, and other non-acute care facilities. The financial condition of the Company's customers, especially those in the health systems and nursing home sectors, can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.

           The Company's trade accounts receivable are exposed to credit risk, but the risk is moderated because the customer base is diverse and geographically widespread. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential bad debt losses. For fiscal 2001, 2000 and 1999, the Veterans Administration, which is included in the Pharmaceutical Distribution segment, represented approximately 16%, 19% and 17%, respectively, of operating revenue. No other single customer accounted for more than 10% of the Company's operating revenue; however, the loss of any significant customer, including the Veterans Administration, could have a material effect on the Company.

           The Company maintains cash balances and cash equivalents with several large creditworthy banks and money-market funds located in the United States. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company does not believe there is significant credit risk related to its cash and cash equivalents.

Investments

           The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally this represents an ownership interest of between 20% and 50%. The Company's investments in equity securities in which the Company does not have significant influence are classified as "available for sale" and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive loss component of stockholders' equity.

Merchandise Inventories

           Inventories are stated at the lower of cost or market. Cost for approximately 97% and 100% of the Company's inventories at September 30, 2001 and 2000, respectively, is determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, consolidated inventories would have been approximately $91.7 million and $98.7 million higher than the amounts reported at September 30, 2001 and 2000, respectively.

Property and Equipment

           Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.

Revenue Recognition

           The Company recognizes revenue when products are delivered to customers. Revenues as reflected in the accompanying statements of operations are net of sales returns and allowances.

           Along with other companies in the pharmaceutical distribution industry, the Company reports the gross dollar amount of bulk deliveries to customer warehouses in revenue and the related costs in cost of goods sold. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers' warehouse sites. Gross profit earned by the Company on bulk deliveries was not material in any year presented.

Shipping and Handling Costs

           Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $173.4 million, $143.7 million and $134.1 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively, are included in distribution, selling and administrative expenses.

Stock-Based Compensation

           The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (see Note 8).

Recently-Issued Financial Accounting Standards

           In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. The Company accounted for the Merger, which was consummated in August 2001, in accordance with SFAS No. 141. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on at least an annual basis. In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the Merger in fiscal 2001. The Company will fully adopt SFAS No. 142 on October 1, 2001, at which time it will no longer amortize its other goodwill balances (such amortization expense amounted to approximately $1.5 million in fiscal 2001). The Company will complete its initial impairment testing of goodwill by March 31, 2002, as required by SFAS No. 142, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard sets forth the accounting for the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard will be effective for the Company's fiscal year 2003, although early adoption is permitted, and its provisions are generally to be applied prospectively. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

Note 2.	Acquisitions

Merger

           The merger of AmeriSource and Bergen into the Company was consummated on August 29, 2001, upon the affirmative vote of the AmeriSource and Bergen stockholders. The Merger occurred pursuant to a merger agreement between AmeriSource and Bergen dated March 16, 2001. In connection with the Merger, the AmeriSource stockholders received one share of the Company's common stock for each AmeriSource common share, while the Bergen stockholders received 0.37 of a share of Company common stock for each Bergen common share. As a result, AmeriSource and Bergen became wholly owned subsidiaries of the Company and the stockholders of AmeriSource and Bergen became the stockholders of the Company.

           The Merger was accounted for under the purchase method of accounting for business combinations pursuant to SFAS No. 141. Since the former AmeriSource stockholders owned approximately 51% of the Company immediately after the Merger (with the former Bergen stockholders owning the remaining 49%), the Company accounted for the Merger as an acquisition by AmeriSource of Bergen. Accordingly, the accompanying consolidated financial statements include (a) the financial information of AmeriSource for all periods presented and (b) the results of operations and other information for Bergen for the period from August 29, 2001 through September 30, 2001.

           There were a number of reasons AmeriSource and Bergen decided to merge, including: (a) the strategic and geographic fit between the two companies and the complementary nature of their respective customer bases; and (b) the opportunity for an increase in operating cash flow through synergies such as the consolidation of distribution facilities and related working capital improvements, the elimination of duplicate administrative functions, and generic pharmaceutical inventory purchasing efficiencies.

           Following is a summary of the aggregate purchase price (in thousands):

Market value of Company common stock issued to Bergen stockholders, including
cash paid for fractional shares	$2,301,871
Fair value of Bergen's stock options, net of unearned compensation	78,251
Transaction costs	21,604

Total purchase price	$2,401,726

           The Company issued approximately 50.2 million shares of its common stock in exchange for approximately 135.7 million outstanding common shares of Bergen, based on the aforementioned exchange ratio of 0.37 to 1. The Company's common stock was valued based on a price per share of $45.86, which was the weighted-average market price of the AmeriSource common stock during the few days before and after March 19, 2001, the date the Merger was publicly announced.

           The Company issued options to purchase approximately 3.5 million shares of its common stock in exchange for all of the outstanding options of Bergen, based on a weighted-average fair value of $23.29 per option. The fair value of the options, which amounted to $80.7 million, was determined using the Black-Scholes option-pricing model and was based on a weighted-average exercise price of $36.63 and the following weighted-average assumptions: expected volatility--50.90%; expected life--4 years; risk-free interest rate--4.64%; and expected dividend yield--0.21%. For purposes of determining the purchase price, this amount was reduced by approximately $2.4 million, which represents the intrinsic value of the options for approximately 0.3 million shares which were unvested at the merger date; such unearned compensation is being amortized to expense over the remaining vesting period of approximately three years.

           In connection with the Merger, the Company refinanced a significant portion of its outstanding debt. This refinancing included the issuance of new senior term debt, the consummation of a new bank credit facility, the repayment of amounts outstanding under the previous bank credit facilities of AmeriSource and Bergen, and the repurchase of certain Bergen term debt. For further explanation of the refinancing, see Note 4.

           The following table summarizes the allocation of the purchase price based on the estimated fair values of Bergen's assets and liabilities at the effective date of the Merger (in thousands):

Cash	$155,422
Accounts receivable	1,397,157
Inventories	2,766,297
Property and equipment	221,762
Intangible assets	220,846
Other assets	134,202
Goodwill	2,085,101
Current and other liabilities	(3,224,927)
Long-term debt (prior to the refinancing described in Note 4)	(1,079,574)
Preferred securities of subsidiary trust	(274,560)

Total purchase price	$2,401,726

           Substantially all of the acquired intangible assets represent amounts assigned to registered trade names, which have an indefinite life and are not subject to amortization.

           The goodwill arising from the Merger was assigned as $1,814.0 million to the Pharmaceutical Distribution segment and $271.1 million to the PharMerica segment. Approximately $317.9 million of goodwill is expected to be deductible for income tax purposes.

           The above allocation is not complete, principally because the Company is in the process of developing its integration plans concerning its distribution network, systems requirements and corporate administrative functions. To the extent that such integration involves the closure of Bergen facilities and the termination of Bergen employees, the aforementioned fair values will be adjusted for the related impact on the affected assets and liabilities. The Company expects to complete and announce its integration plan by the first anniversary of the Merger date. In addition, the Company may refine the above allocation based upon the resolution of certain preacquisition contingencies, which is not expected to have a material effect.

           The following table shows the Company's pro forma consolidated results of operations for the fiscal years ended September 30, 2001 and 2000 assuming the Merger had occurred at the beginning of the respective year (in thousands):

		(Unaudited) Pro Forma Year Ended September 30,

		2001	2000

Operating revenue		$34,599,310	$30,335,606
Bulk deliveries to customer warehouses		4,532,479	4,252,317

	Total revenue	$39,131,789	$34,587,923

	Net income	$251,047	$149,462

Earnings per share:
	Basic	$2.44	$1.48

	Diluted	$2.37	$1.47

The above unaudited pro forma operating results are based upon the following principal assumptions:

(1)	Bergen's historical financial results were included for the entire fiscal year.

(2)	Bergen's historical operating expenses (principally depreciation and amortization) were revised based on the adjustment of the related assets and liabilities to their fair value.

(3)	Bergen's historical goodwill amortization expense and goodwill impairment charges were eliminated.

(4)

Interest expense was revised for the effect of the assumed consummation of the aforementioned refinancing at the beginning of the respective periods. Interest for fixed-rate debt was calculated based upon the fixed rates of the new debt, while interest for variable-rate debt was calculated based on the historical benchmark rates (such as LIBOR) plus the spreads set forth in the new bank credit facilities. Historical borrowing levels were adjusted upward to reflect the assumed payment of merger costs, financing costs, and certain executive compensation and benefits on the effective date of the Merger. Amortization of deferred financing costs was adjusted to reflect the costs and terms of the new bank credit facilities and debt issued.

(5)	The provision for income taxes was adjusted for the tax effect of the foregoing pretax adjustments.

(6)

Earnings per share were adjusted to reflect the issuance of the Company's common stock in connection with the Merger. Diluted earnings per share were also adjusted for the dilutive effect of the Bergen stock options which were outstanding during the periods.

           The pro forma operating results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of the actual results which might have occurred had the operations and management of AmeriSource and Bergen been combined during the last two fiscal years. In addition, the pro forma operating results do not include any expenses associated with merger-related facility consolidations, employee severance or other integration activities.
C.D. Smith Healthcare, Inc.

           On July 8, 1999, the Company acquired C.D. Smith Healthcare, Inc. ("C.D. Smith"). Based in St. Joseph, Missouri, C.D. Smith was the seventh largest wholesale pharmaceutical distributor with annual operating revenue of approximately $800 million. Shareholders of C.D. Smith received a fixed exchange of approximately 2.44 million shares of the Company's common stock and .25 million common stock options for all of the outstanding common stock and common stock options of C.D. Smith. The Company assumed $78 million in long-term debt for a total transaction value of approximately $147 million based on the Company's closing stock price on July 8, 1999. The business combination was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes include the operations of C.D. Smith for all periods presented. For the fiscal year ended September 30, 1999 (through the date of the acquisition), C.D. Smith's revenues and net income were approximately $621.5 million and $1.6 million, respectively.

           The detachable common stock put warrant to purchase 415,267 shares of common stock issued in connection with C.D. Smith's acquisition of General Drug Companies in October 1997 was exercised in July 1999 immediately prior to the Company's acquisition of C.D. Smith. The exercise price was nominal and the fair value of the put warrant of $10.3 million was credited to additional paid-in capital. Prior to its exercise, the fair value of this put warrant was presented as a liability in the consolidated balance sheet as a result of the holders' option to require settlement in cash.

Note 3.	Income Taxes

           The income tax provision is as follows (in thousands):

	Fiscal year ended September 30,

	2001	2000	1999

Current provision:
Federal	$47,160	$30,110	$34,108
State and local	6,237	4,752	3,006

	53,397	34,862	37,114

Deferred provision:
Federal	21,585	22,655	8,106
State and local	2,749	3,169	3,177

	24,334	25,824	11,283

Provision for income taxes	$77,731	$60,686	$48,397

           A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal year ended September 30,

	2001	2000	1999

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	2.9	3.2	3.4
Tax effect of goodwill write-down	-	-	1.7
Other	.4	(.2)	.5

Effective income tax rate	38.3%	38.0%	40.6%

           Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

	September 30,

	2001	2000

Inventory	$345,435	$136,163
Property and equipment	20,043	5,954
Other	26,367	730

Gross deferred tax liabilities	391,845	142,847

Net operating losses and tax credit carryovers	(86,066)	(12,061)
Capital loss carryovers	(7,300)	-
Allowance for doubtful accounts	(78,287)	(13,180)
Accrued expenses	(29,633)	(1,372)
Employee and retiree benefits	(17,546)	(546)
Other	(64,638)	(6,998)

Gross deferred tax assets	(283,470)	(34,157)
Valuation allowance for deferred tax assets	31,614	122

Gross deferred tax assets, after allowance	(251,856)	(34,035)

Net deferred tax liability	$139,989	$108,812

           In fiscal 2001, 2000 and 1999, tax benefits of $14.4 million, $4.9 million and $4.1 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.

           As of September 30, 2001, the Company had $55.4 million of potential tax benefits from federal net operating loss carryforwards expiring in 8 to 18 years, and $15.6 million of potential tax benefits from state operating loss carryforwards expiring in 1 to 20 years. As of September 30, 2001, the Company had $15.1 million of federal and state alternative minimum tax credit carryforwards, and $7.3 million of capital loss carryforwards expiring in 1 to 3 years.

           In fiscal 2001, the Company increased the valuation allowance on deferred tax assets by $31.5 million due to the uncertainty of realizing several deferred tax assets acquired in connection with the Merger. The increase was accounted for as a component of the initial purchase price allocation for the Merger. Accordingly, any future reduction of the valuation allowance, due to the realization of the related deferred tax asset, will reduce goodwill.

           Income tax payments, net of refunds, amounted to $14.2 million, $26.5 million, and $17.0 million in the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Note 4.	Long-Term Debt

Long-term debt consisted of the following:

	September 30,

Dollars in thousands	2001	2000

8 1/8% senior notes due 2008	$500,000	$-
AmeriSource 5% convertible subordinated notes due 2007	300,000	-
Bergen 7 3/8% senior notes due 2003	151,832	-
Bergen 7 1/4% senior notes due 2005	99,668	-
PharMerica 8 3/8% senior subordinated notes due 2008	124,719	-
Term loan facility at 5.01%	300,000	-
AmeriSource receivables securitization financing due 2004, at 3.89%
and 7.00%, respectively	22,000	385,000
Bergen receivables securitization financing due 2005, at 3.69%	15,000	-
Revolving credit facilities averaging 5.14% and 7.30%, respectively	55,000	20,000
Bergen 7% convertible subordinated debentures due 2006	20,609	-
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	-
Other	2,510	8,675

Total	1,599,763	413,675
Less current portion	2,468	458

Total, net of current portion	$1,597,295	$413,217

New Debt

           In connection with the Merger (see Note 2), the Company issued $500 million of 8 1/8% senior notes due September 1, 2008 (the "8 1/8% Notes"). The 8 1/8% Notes are redeemable at the Company's option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 8 1/8% Notes is payable on March 1 and September 1 of each year, commencing March 1, 2002.

           In connection with the Merger, the Company also entered into a senior secured credit agreement (the "Senior Credit Agreement") with a syndicate of lenders. The Senior Credit Agreement refinanced the senior secured credit agreements of AmeriSource and Bergen existing at the Merger date. The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the "Revolving Facility") and a $300 million term loan facility (the "Term Facility"), both maturing in August 2006. The Term Facility has scheduled quarterly maturities beginning in December 2002, totaling $60 million in each of fiscal 2003 and 2004, $80 million in fiscal 2005 and $100 million in fiscal 2006. There were no borrowings outstanding under the Revolving Facility at September 30, 2001. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company's debt ratings; such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime (1.5% over LIBOR and 0.5% over prime at September 30, 2001). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company's debt ratings: such rates range from .25% to 0.50% of the unused availability (0.375% at September 30, 2001). The Company may choose to repay or reduce its commitments under the Senior Credit Facility at any time.

           Aggregate net proceeds from the issuance of the 8 1/8% Notes and the Senior Credit Agreement were used to: repay $436.5 million outstanding under Bergen's $1.5 billion senior secured credit facility on the Merger date, including a prepayment penalty of $1.9 million; refinance AmeriSource's $500 million senior secured five-year revolving credit agreement, in effect since January 1997, which had no outstanding balance at the Merger date; repurchase $187.4 million of PharMerica's 8 3/8% senior subordinated notes (the "8 3/8% Notes"), including payment of a $2.8 million premium on the Merger date; repurchase $20.5 million of Bergen's 7% convertible subordinated debentures (the "7% Debentures") in November 2001; and pay fees and expenses associated with the Merger, the issuance of the 8 1/8% Notes, the Senior Credit Agreement, the repurchase of the 8 3/8% Notes and 7% Debentures, and for general corporate purposes.

           In connection with the issuance of the 8 1/8% Notes and the Senior Credit Agreement, the Company incurred approximately $23.0 million of costs which were deferred and are being amortized over the applicable term of each instrument.

           In December 2000, AmeriSource issued $300 million of 5% Convertible Subordinated Notes due December 1, 2007 (the "5% Notes"). The 5% Notes were originally convertible into Class A Common Stock of AmeriSource at $52.97 per share. Upon consummation of the Merger, the Company entered into a supplemental indenture providing that each of the 5% Notes would thereafter be convertible into the number of shares of the common stock of the Company which the note holder would have received in the Merger if the note holder had converted the 5% Notes immediately prior to the Merger. The 5% Notes are convertible at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the 5% Notes that have not been previously converted. Interest on the 5% Notes is payable on June 1 and December 1 of each year, with the first payment made on June 1, 2001. Net proceeds from the 5% Notes of approximately $290.6 million were used to repay existing borrowings, and for working capital and other general corporate purposes. In connection with the issuance of the 5% Notes, the Company incurred approximately $9.4 million of costs which were deferred and are being amortized over the term of the issue.

           The indentures governing the 8 1/8% Notes, the Senior Credit Agreement and the 5% Notes contain restrictions and covenants which include limitations on additional indebtedness; distributions and dividends to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; capital expenditures; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth.

Assumed Bergen Debt

           In connection with the Merger, the Company assumed the following Bergen long-term debt:
-	7 3/8% senior notes due January 15, 2003 (the "7 3/8% Notes");
-	7 1/4% senior notes due June 1, 2005 (the "7 1/4% Notes");
-	8 3/8% Notes;
-	7% Debentures;
-	6 7/8% exchangeable subordinated debentures due July 15, 2011 (the "6 7/8% Debentures");
-	Blanco revolving credit facility (the "Blanco Facility"); and
-	Bergen receivables securitization financing due 2005 (described under "Receivables Securitization Financing" below)

           The 7 3/8% Notes and 7 1/4% Notes are unsecured and carry aggregate principal amounts of $150 million and $100 million, respectively, and are not redeemable prior to maturity, and are not entitled to any sinking fund. Interest is payable on January 15 and July 15 of each year for the 7 3/8% Notes and on June 1 and December 1 of each year for the 7 1/4% Notes.

           On October 29, 2001, PharMerica, a wholly owned subsidiary of the Company, completed a tender offer to purchase the remaining $123.5 million of its 8 3/8% Notes which were not repurchased on the Merger date. No notes were tendered in response to the offer, which was required as a result of the Merger according to the terms of the indenture under which the 8 3/8% Notes were issued. The remaining outstanding notes receive interest on April 1 and October 1 of each year.

           In connection with the purchase price allocation, the carrying values of the 7 3/8% Notes, 7 1/4% Notes and 8 3/8% Notes were adjusted to fair values based on quoted market prices on the date of the Merger. The difference between the fair values and the face amounts of these Notes are amortized as a net reduction of interest expense over the remaining terms of the borrowings.

           During November 2001, the Company redeemed substantially all of its $20.6 million outstanding 7% Debentures. The redemption offer was required as a result of the Merger.

           The unsecured $8.4 million outstanding 6 7/8% Debentures receive interest on January 15 and July 15 of each year.

           The Blanco facility, held by the Company's Puerto Rican subsidiary, is a $55 million bank revolving credit facility which expires on May 20, 2002. Borrowings under the facility, which were $55 million at September 30, 2001, bear interest at 0.35% above LIBOR and are secured by a standby letter of credit under the Senior Credit Agreement for which the Company incurs a fee of 1.625%.

Receivables Securitization Financing

           Effective May 14, 1999, AmeriSource, through a consolidated wholly owned special-purpose entity, established a receivables securitization facility, which provided AmeriSource with up to $325 million in available credit. During the third quarter of fiscal 2000, AmeriSource amended its receivables securitization facility to provide an additional $75 million of borrowing capacity, increasing total commitments under this facility to $400 million (the "Securitization Facility"). In connection with the Securitization Facility, AmeriSource sells on a revolving basis certain accounts receivables to the special purpose entity which in turn sells a percentage ownership interest in the receivables to a commercial paper conduit sponsored by a financial institution. AmeriSource was retained as servicer of the sold accounts receivables. The Securitization Facility has an expiration date of May 2004. Interest is at a rate at which funds are obtained by the financial institution to fund the receivables (short-term commercial paper rates) plus a program fee of 38.5 basis points (3.89% at September 30, 2001). AmeriSource is required to pay a commitment fee of 25 basis points on any unused credit in excess of $25 million.

           Proceeds from the Securitization Facility were used to extinguish AmeriSource's prior receivables securitization financing in the fourth fiscal quarter of fiscal 1999 and resulted in an extraordinary charge of $0.7 million (net of $0.4 million tax benefit) related to the write-off of unamortized deferred financing fees.

           Bergen has a receivables securitization agreement with a financial institution, which provides a maximum credit availability of $450 million (the "Securitization Program"). Availability is subject to specified percentages of eligible receivables, as defined in the agreement. Through the Securitization Program, Bergen Brunswig Drug Company, a wholly owned subsidiary of Bergen, sells, on an ongoing basis, its accounts receivable to Blue Hill II ("Blue Hill"), a 100%-owned special purpose subsidiary. Bergen was retained as servicer of the sold accounts receivable. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to various investors. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount receivable under the program. The Securitization Program has an expiration date of December 2005. Interest is at short-term commercial paper rates plus a program fee of 75 basis points (3.69% at September 30, 2001). Bergen is required to pay a commitment fee of 25 basis points on any unused credit.

           Transactions under the Securitization Facility and the Securitization Program are accounted for as financing transactions in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

Other Debt

           As discussed in Note 2, the Company acquired C.D. Smith in July 1999, and assumed $78 million in long-term debt. The assumed long-term debt was immediately extinguished with funds provided by the Company's revolving credit facility, resulting in an extraordinary charge in the fourth quarter of fiscal 1999 of approximately $2.8 million (net of a $1.6 million tax benefit) related to prepayment penalties, the write-off of unamortized original issue discount and the write-off of unamortized deferred financing fees.

Other Information

           Scheduled future principal payments of long-term debt are $2.5 million in fiscal 2002, $211.9 million in fiscal 2003, $82.0 million in fiscal 2004, $179.7 million in fiscal 2005, $135.6 million in fiscal 2006 and $988.1 million thereafter.

           Interest paid on the above indebtedness during the fiscal years ended September 30, 2001, 2000, and 1999 was $45.0 million, $40.5 million, and $39.0 million, respectively.

           Total amortization of financing fees and expenses (included in interest expense) for the fiscal years ended September 30, 2001, 2000, and 1999 was $3.1 million, $1.3 million, and $2.4 million, respectively.

           AmerisourceBergen Corporation has no assets other than its investment in its subsidiaries and those assets and liabilities resulting from the issuance of the 8 1/8% Notes, the 5% Notes and the Senior Credit Agreement. The 8 1/8% Notes and the 5% Notes are unconditionally, and jointly and severally guaranteed on an unsecured basis by all of AmerisourceBergen Corporation's subsidiaries, except for subsidiaries related to the securitization financings and two other non-guarantor subsidiaries. The two other non-guarantor subsidiaries represent less than 3% of stockholders' equity.

Note 5.	Preferred Securities of Trust

           In connection with the Merger, the Company assumed Bergen's Capital I Trust (the "Trust"), a wholly owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the "Trust Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen's 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the "Subordinated Notes"). The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The Trust paid quarterly cash distributions of $5.9 million in September 2001. The obligations of the Trust related to the Preferred Securities are fully and unconditionally guaranteed by the Company.

           Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security. The Trust Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004.

           The Company, under certain conditions, may cause the Trust to defer the payment of distributions for successive periods of up to 20 consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly at an annual rate of 7.80%. Also during such periods, the Company may not declare or pay distributions on its capital stock; may not redeem, purchase or make a liquidation payment on any of its capital stock; and may not make interest, principal or premium payments on, or repurchase or redeem, any of its debt securities that rank equal with or junior to the Subordinated Notes.

           In connection with the purchase price allocation, the carrying value of the Trust Preferred Securities was adjusted to fair value based on quoted market prices on the date of the Merger. The difference between the fair value and the face amount of the Trust Preferred Securities is accreted to redemption value over the remaining term of the Trust Preferred Securities and is recorded as preferred distributions, net of income tax benefit, on the consolidated statement of operations.

           The Subordinated Notes and the related Trust investment in the Subordinated Notes have been eliminated in consolidation and the Trust Preferred Securities are reflected as outstanding in the accompanying consolidated financial statements.

Note 6.	Stockholders' Equity and Earnings per Share

           The authorized capital stock of the Company consists of 300,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").

           The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period.

           Upon the merger of AmeriSource and Bergen in August 2001, all outstanding shares of AmeriSource Class A, Class B and Class C common stock were exchanged for shares of the Company's Common Stock on a one-for-one basis.

           The holders of the Company's Common Stock are entitled to one vote per share and have the exclusive right to vote for the board of directors and for all other purposes as provided by law. Subject to the rights of holders of the Company's Preferred Stock, holders of Common Stock are entitled to receive ratably on a per share basis such dividends and other distributions in cash, stock or property of the Company as may be declared by the board of directors from time to time out of the legally available assets or funds of the Company. The Company currently intends to pay quarterly dividends on its Common Stock of $0.025 per share.

           Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options. Additionally, the fiscal 2001 calculation considers the 5% convertible subordinated notes (see Note 4) as if converted and, therefore, the effect of interest expense related to these notes is added back to net income in determining income available to common stockholders. The following table (in thousands) is a reconciliation of the numerator and denominator of the computation of basic and diluted earnings per share.

	Fiscal year ended September 30,

	2001	2000	1999

Income before extraordinary items	$123,796	$99,014	$70,915
Extraordinary items	-	-	3,449

Net income	123,796	99,014	67,466
Interest expense - convertible subordinated notes,
net of income taxes	8,112	-	-
Effect of dilutive warrant	-	-	334

Income available to common stockholders	$131,908	$99,014	$67,800

Weighted average common shares outstanding	57,185	51,552	50,698
Effect of dilutive securities:
Options to purchase common stock	1,076	468	666
Convertible subordinated notes	4,546	-	-
Common stock put warrant	-	-	319

Weighted average common shares outstanding - diluted	62,807	52,020	51,683

Note 7.	Pension and Other Benefit Plans

           AmeriSource and Bergen each maintain certain defined benefit, defined contribution, and postretirement health plans. In connection with the Merger integration, the Company is evaluating these benefit plans and will develop company-wide plans, which may involve replacement or merger of certain existing plans.

Defined Benefit Plans

           AmeriSource provides a benefit for the majority of its employees under noncontributory defined benefit pension plans. For each employee, the benefits are based on years of service and average compensation. Pension costs, which are computed using the projected unit credit cost method, are funded to at least the minimum level required by government regulations.

           Bergen has a supplemental executive retirement plan for its officers and key employees. This plan is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of salary during the five final years of pay at age 62, offset by several other sources of income including benefits payable under a prior supplemental retirement plan.

           The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal year ended September 30,

	2001	2000

Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$62,267	$58,948
Benefit obligation assumed in Merger	15,714	-
Service cost	4,408	3,802
Interest cost	4,746	4,584
Actuarial (gains) losses	1,396	(266)
Benefit payments	(3,505)	(4,801)

Benefit obligation at end of year	$85,026	$62,267

Change in Plan Assets:
Fair value of plan assets at beginning of year	$51,549	$48,582
Actual return on plan assets	904	2,532
Employer contributions	3,107	5,701
Expenses	(666)	(465)
Benefit payments	(3,505)	(4,801)

Fair value of plan assets at end of year	$51,389	$51,549

Funded Status and Amounts Recognized:
Funded status	$(33,637)	$(10,718)
Unrecognized net actuarial loss	15,932	9,748
Unrecognized prior service cost	1,917	2,294

Net amount recognized	$(15,788)	$1,324

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$1,393	$2,224
Accrued benefit liability	(17,456)	(1,214)
Intangible asset	275	314

Net amount recognized	$(15,788)	$1,324

           Weighted average assumptions used in computing the funded status of the plans were as follows:

	2001	2000	1999

Discount rate	7.50%	8.00%	7.75%
Rate of increase in compensation levels	4.48%	6.50%	6.25%
Expected long-term rate of return on assets	10.00%	10.00%	10.00%

           The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal year ended September 30,

	2001	2000	1999

Components of Net Periodic Benefit Cost:
Service cost	$4,571	$3,948	$4,098
Interest cost on projected benefit obligation	4,746	4,584	3,955
Expected return on plan assets	(5,486)	(5,130)	(4,554)
Amortization of net transition asset	-	(144)	(170)
Amortization of prior service cost	377	377	371
Recognized net actuarial loss	298	499	699

Net periodic pension cost of defined benefit pension plans	4,506	4,134	4,399
Net pension cost of multi-employer plans	520	435	454

Total pension expense	$5,026	$4,569	$4,853

           Plan assets at September 30, 2001 are invested principally in listed stocks, corporate and government bonds, and cash equivalents. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $20.9 million, $15.4 million, and $1.7 million, respectively, as of September 30, 2001 and $4.6 million, $2.7 million, and $1.6 million, respectively, as of September 30, 2000.

           The Company owns life insurance covering substantially all of the participants in the Bergen supplemental retirement plans. At September 30, 2001, the policies have an aggregate cash surrender value of approximately $29 million (which is included in other assets in the consolidated balance sheet) and an aggregate death benefit of approximately $51 million.

Defined Contribution Plans

           AmeriSource sponsors the Employee Investment Plan, a defined contribution 401(k) plan, which covers salaried and certain hourly employees. Eligible participants may contribute to the plan from 2% to 18% of their regular compensation before taxes. AmeriSource matches the employee contributions up to a maximum of 6% of their regular compensation in an amount equal to 50% of the participants' contributions. An additional discretionary contribution in an amount not to exceed 50% of the participants' contributions may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over a five-year period depending upon an employee's years of service.

           Bergen sponsors the Pre-tax Investment Retirement Account Plan, a defined contribution 401(k) plan, which is generally available to its employees with 30 days of service. Under the terms of the plan, Bergen guarantees a contribution of $1.00 for each $1.00 invested by the participant up to the participant's investment of 3% of salary, and $0.50 for each additional $1.00 invested by the participant up to the participant's investment of an additional 2% of salary, subject to plan and regulatory limitations. Bergen may also make additional cash or stock contributions to the plan at its discretion. All participants vest immediately in Bergen's contributions from the first day of participation in the plan.

           Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2001, 2000, and 1999 amounted to $2.2 million, $1.6 million, and $1.4 million, respectively.

Postretirement Benefit Obligations

           The Company provides medical benefits to certain retirees, principally former employees of Bergen. Employees become eligible for such postretirement benefits after meeting certain age and years of service criteria. As a result of special termination benefit packages previously offered, the Company also provides dental and life insurance benefits to a limited number of retirees and their dependents. These benefit plans are unfunded. The aggregate accumulated postretirement benefit obligation was $21.7 million as of September 30, 2001, of which $1.5 million is included in accrued expenses and $20.2 million is included in other liabilities in the accompanying consolidated balance sheet. The assumptions used in determining the obligation at September 30, 2001 included a weighted average discount rate of 6.82% and medical inflation rates ranging from 5.5% to 9.0%. The expense for such benefits was not material in any year presented.

Employee Stock Ownership Plan

           As a result of its acquisition of C.D. Smith, the Company assumed the C.D. Smith Healthcare, Inc. Employee Stock Ownership Plan ("ESOP"). The ESOP covered substantially all employees of C.D. Smith with over one year of service who were not associated with a collective bargaining unit. Under the ESOP, C.D. Smith initially obtained a term loan from an outside bank in 1991 and disbursed the proceeds to the ESOP in exchange for a note receivable for purposes of acquiring shares from the original shareholders. Shares held as collateral under the term loan were released each year in the proportion of principal and interest paid in the current year to the principal and interest remaining to be paid over the life of the loan. In fiscal 2000, the loan was repaid in full and the ESOP, which held approximately 1.2 million shares of common stock in the Company on behalf of its participants, was merged into AmeriSource's 401(k) plan.

Deferred Compensation Plan

           The Company also adopted Bergen's deferred compensation plan. This unfunded plan, under which 740,000 shares of common stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of common stock that could be purchased with the participant's compensation allocated to stock credits based on the average of closing prices of common stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of common stock for each full share credited. Stock credit distributions are made in shares of common stock. No shares of common stock have been issued under the deferred compensation plan at September 30, 2001.

Note 8.	Stock Option Plans

           Effective October 1, 1996, the Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to use the accounting method under APB Opinion No. 25 ("APB 25") and related interpretations for its employee stock options. Under APB 25, generally, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           The Company has several stock-related compensation plans. AmeriSource has five employee stock option plans that provide for the granting of nonqualified stock options to acquire shares of common stock to employees at a price not less than the fair market value of the common stock on the date the option is granted. Option terms and vesting periods are determined at the date of grant by a committee of the board of directors. Options generally vest over four years and expire in six or ten years. AmeriSource also has three non-employee director stock option plans that provide for the granting of nonqualified stock options to acquire shares of common stock to non-employee directors at the fair market value of the common stock on the date of the grant. Vesting periods for the non-employee director plans range from immediate vesting to three years and options expire in six or ten years. A fourth AmeriSource non-employee director stock option plan was merged with a Bergen plan as discussed below.

           In connection with the Merger, the Company assumed Bergen's 1999 non-employee directors' stock plan and Bergen's 1989 and 1999 employee stock incentive plans. The Bergen 1999 non-employee directors' plan was merged with the AmeriSource 2001 non-employee director plan to form the Company's 2001 non-employee director plan. This new plan provides for the granting of 0.3 million nonqualified stock options to acquire shares of common stock to non-employee directors at the fair market value of the common stock on the date of the grant. Vesting is over three years and options expire in ten years. Bergen's 1989 and 1999 employee stock incentive plans authorize certain stock awards, stock options, stock appreciation rights and conditional performance share awards to eligible officers, key employees and consultants. Stock options awarded under these plans entitle the participant to acquire a specified number of shares of common stock at an exercise price determined by the compensation committee of the board of directors. Options vest over three years and expire in ten years.

           At September 30, 2001, there were outstanding options to purchase 8.8 million shares of common stock under the aforementioned plans. Options for an additional 3.9 million shares may be granted under these plans.

           As a result of the Merger, stock option vesting was accelerated. All outstanding stock options granted prior to February 15, 2001 under the above plans became fully vested on the day before the Merger, and generally become exercisable on August 28, 2002. As a result of the accelerated vesting of AmeriSource stock options, the Company recorded a charge of $6.5 million in fiscal 2001, which is included in merger costs in the consolidated statement of operations (see Note 10).

           A summary of the Company's stock option activity and related information for its option plans for the fiscal years ended September 30 follows:

	2001		2000		1999

	Options (000)	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price

Outstanding at beginning of year	3,634	$24	3,578	$25	3,127	$19
Acquired in Merger	3,465	37	-	-	-	-
Granted	3,220	56	1,128	13	1,174	37
Exercised	(1,326)	23	(919)	13	(604)	15
Forfeited	(237)	27	(153)	28	(119)	25

Outstanding at end of year	8,756	$42	3,634	$24	3,578	$25

Exercisable at end of year	2,921	$39	1,369	$24	1,534	$16

           A summary of the status of options outstanding at September 30, 2001 follows:

			Outstanding Options			Exercisable Options

Exercise Price Range			Number (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000)	Weighted Average Exercise Price

$1	-	$ 20	1,700	7 years	$14	483	$15
$21	-	$ 40	2,488	7 years	31	1,427	30
$42	-	$ 59	2,153	9 years	49	441	54
$64	-	$ 70	2,336	9 years	65	491	67
$84	-	$115	79	6 years	93	79	93

		Total	8,756	8 years	$42	2,921	$39

           Pro forma disclosures, as required by SFAS No. 123, regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options under the fair value method.

           Option valuation models use highly subjective assumptions to determine the fair value of traded options with no vesting or trading restrictions. Because options granted under the Company's Stock Option Plans have vesting requirements and cannot be traded, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of its employee stock options.

           The fair values for the Company's options were estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions for the years ending September 30, 2001, 2000, and 1999: a risk-free interest rate ranging from 4.0% to 6.7%; expected dividend yield ranging from 0.0% to 0.2%; a volatility factor of the expected market price of the Company's common stock ranging from .407 to .509 and a weighted-average expected life of the options of 5 years. The weighted average fair value of options granted during the years ended September 30, 2001, 2000 and 1999 was $27.00, $6.67 and $16.55, respectively.

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' assumed vesting period. The Company's pro forma information follows (in thousands, except per share data):

	For the fiscal year ended September 30,

	2001	2000	1999

Pro forma net income	$101,967	$93,097	$62,392
Pro forma earnings per share:
Basic	1.78	1.81	1.23
Diluted	1.73	1.79	1.21

Note 9.	Leases

           At September 30, 2001, future minimum payments totaling $123.7 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2002 - $40.8 million; 2003 - $29.0 million; 2004 - $18.8 million; 2005 - $13.2 million; 2006 - $9.2 million; and thereafter - $12.7 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

           Total rental expense was $22.4 million in fiscal 2001, $17.7 million in fiscal 2000, and $17.1 million in fiscal 1999.

Note 10.	Merger Costs

           In connection with its acquisition of Bergen, the Company expensed merger-related costs of $13.1 million in fiscal 2001. In connection with its acquisition of C. D. Smith, the Company expensed merger-related costs of $3.2 million in fiscal 1999.

           The following table summarizes the major components of the merger-related costs recognized in the fiscal years ended September 30 (in thousands):

	2001	2000	1999

Consulting fees	$5,574	$-	$-
Accelerated stock option vesting	6,472	-	-
Transaction costs	-	-	3,162
Other	1,063	-	-

	$13,109	$-	$3,162

           Additional merger costs related to the Bergen acquisition, including merger integration and employee retention costs, will be charged to expense in subsequent periods when incurred.

Note 11.	Facility Consolidations and Employee Severance

           In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which is expected to result in significant synergies over the next several years. The Company intends to reduce the number of its pharmaceutical distribution facilities from 51 at September 30, 2001 to approximately 30 over the next three to four years and has announced plans to close seven facilities in fiscal 2002. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to these plans, and included severance for approximately 260 warehouse and administrative personnel to be terminated, lease cancellation costs, and the write-down of assets related to the facilities to be closed. Additional shut-down charges for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are announced.

           In the third quarter of fiscal 2000, severance accruals of $1.1 million related to the fiscal 1999 facility consolidation and 1998 restructuring efforts were reversed into income after employees expected to be severed either left the Company before receiving their benefits or were retained in other positions within the Company.

           During fiscal 1999, a charge of $12.8 million related to the closing of one of C.D. Smith's pharmaceutical distribution facilities, the conversion of the other C.D. Smith pharmaceutical distribution facilities to a centralized system for data processing and other administrative services, and the consolidation of C.D. Smith's pharmaceutical packaging business was recognized. The charge included the write-off of goodwill pertaining to the consolidated facility as well as the estimated loss on the sale of the facility, severance for approximately 90 warehouse and administrative personnel to be terminated as a result of the facility consolidation and centralization, and contract and lease cancellations and other costs primarily relating to the expected termination of a noncancelable supply contract. All of these efforts were completed by November 2000.

           Also in fiscal 1999, accruals established in fiscal 1997 related to asset write-downs and severance were reduced by $0.8 million and $0.3 million, respectively, and are netted against the fiscal 1999 facility consolidations and employee severance charge.

           The cost reduction initiatives referred to above resulted in the following charges for the fiscal years ended September 30 (in thousands):

	2001	2000	1999

Write-downs of assets	$2,355	$-	$6,400
Severance	6,215	(1,123)	1,857
Contract and lease cancellations and other	2,342	-	3,473

	$10,912	$(1,123)	$11,730

           Severance included $1.1 million associated with the acceleration of stock option vesting. Accrued severance of $5.1 million and contract and lease cancellations of $2.0 million are included in accrued expenses and other on the consolidated balance sheet at September 30, 2001.

Note 12.	Legal Matters and Contingencies

           In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory agency and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, the Company does not believe that these matters, individually, or in the aggregate, will have a material adverse effect on its business or financial condition.
Antitrust Actions

           In 1993, two of the Company's subsidiaries, AmeriSource and Bergen, were named defendants, along with a number of other wholesale distributors and pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought in federal court by retail pharmacies. In October 1994, the Company entered into a Judgment Sharing Agreement (covering both the federal and parallel state actions) with the other wholesaler and manufacturer defendants addressing the issues of reimbursement of litigation costs and indemnification for any judgment. In 1997, the Company and several other wholesale distributors were also added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drugstores which had opted out of the class action cases and in parallel suits filed in several state courts. In essence, all of these lawsuits claimed that the manufacturer and wholesaler defendants conspired to fix the prices charged to retail pharmacies for prescription brand name pharmaceuticals. In the federal class action cases, the Court granted all of the defendants' motions for judgment as a matter of law and dismissed all claims against the Company and the other defendants. This judgment was affirmed on appeal. In November 2000, the Court granted the distributors' motion for summary judgment in the opt-out cases. Plaintiffs' appeal to the Seventh Circuit is pending. Two of the state cases are proceeding but are inactive; the rest have been settled or dismissed. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend itself in all of these cases.
Environmental Remediation

           The Company's AmeriSource Corporation subsidiary is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, remediation and ongoing monitoring costs. Approximately $0.4 million of such costs have been paid through September 30, 2001. Based on a new engineering analysis prepared by outside consultants that was completed in September 2001, environmental reserves of $2.7 million were reversed into income during fiscal 2001. The remaining accrued liability of $1.0 million is reflected in other liabilities in the accompanying consolidated balance sheet at September 30, 2001. The accrued liability represents the current estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.
Proposition 65

           In February 1999, Perry Gottesfeld, an individual, filed a lawsuit against the Company's Bergen Brunswig Drug Company subsidiary and approximately sixteen other defendants alleging that manufacturers and distributors of over-the-counter dandruff shampoos containing coal tar expose consumers to coal tar, a Proposition 65-listed carcinogen, without providing a warning. Shortly after Gottesfeld filed suit, the California Attorney General filed a separate action covering the same products. The cases have been consolidated and are pending in state court. The Company has filed an answer to both plaintiffs' claims and responded to discovery requests. In March 2000, Gottesfeld filed a citizen's petition with the Food and Drug Administration requesting FDA to restrict the sale of pharmaceuticals containing coal tar to prescription only and to require additional warnings for cancer. In September 2000, the Court granted the Company's request for a stay of the action pending FDA review of the Gottesfeld petition. In February 2001, FDA rejected Gottesfeld's petition, finding that the scientific studies and data on which Gottesfeld based his request for FDA to restrict the sale of coal tar products and/or require them to be sold with warnings was not valid. FDA reaffirmed the current regulations, including formulation and labeling requirements. FDA specifically stated that cancer warnings on coal tar shampoo were not warranted. The Company filed a motion for summary judgment in November 2001. Trial is scheduled for January 2002.
PharMerica Matters

           In November 1998 and February 1999, two putative securities class actions were filed in federal court against the Company's PharMerica subsidiary and certain individuals. These cases were later consolidated. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaint, which includes claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleges that defendants made various material misrepresentations and omissions in connection with an alleged violation of generally accepted accounting principles and the withholding of information related to the costs associated with certain acquisitions. Defendants' motion to dismiss is pending.

           Prior to the acquisition of PharMerica by the Company's Bergen Brunswig Corporation subsidiary, the United States Department of Health and Human Services ("HHS"), during the course of a Medicare audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to certain nursing homes in 1997 and 1998. PharMerica has learned that HHS auditors alleged that during the 1997-1998 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. In June 2000, the government sued Sensitive Care, a former chain of thirteen Texas nursing homes, alleging that Sensitive Care filed false claims for Medicare reimbursement. Because Sensitive Care has filed for bankruptcy, the government's case has been filed in bankruptcy court as a creditor's claim. In its answer to the government's lawsuit, Sensitive Care has denied liability and has brought a third-party complaint alleging that PharMerica is liable for any false claims liabilities that may be imposed against Sensitive Care under an indemnification clause contained in the pharmacy services contract(s) between PharMerica and the nursing homes Sensitive Care formerly operated. PharMerica intends to defend vigorously against the imposition of any liability against it for fraudulent billings that Sensitive Care, an independent third-party organization, may have submitted to the government.

Note 13.	Business Segment Information

           The Company is organized based upon the products and services it provides to its customers. The Company's operations have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

           The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management and information services to its customers. ABSG sells specialty pharmaceutical products to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

           The PharMerica segment consists solely of the Company's PharMerica operations. PharMerica provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, and residential living communities. PharMerica also provides mail order pharmacy services to chronically and catastrophically ill patients under workers' compensation programs, and provides pharmaceutical claims administration services for payors.

           All of the Company's operations are located in the United States, except for one ABDC subsidiary, which operates in Puerto Rico.

           The following tables present segment information for the past three fiscal years (dollars in thousands):

	Operating Revenue

Years Ended September 30,	2001	2000	1999

Pharmaceutical Distribution	$15,770,042	$11,609,995	$9,760,083
PharMerica	116,719	-	-
Intersegment Eliminations	(64,126)	-	-

Operating revenue	15,822,635	11,609,995	9,760,083

Bulk deliveries of pharmaceuticals
to customer warehouses	368,718	35,026	47,280

Total revenue	$16,191,353	$11,645,021	$9,807,363

           Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. For further information regarding the nature of bulk deliveries, which only occur in the Pharmaceutical Distribution segment, see Note 1. Intersegment Eliminations represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income

Years Ended September 30,	2001	2000	1999

Pharmaceutical Distribution	$274,209	$201,002	$173,894
PharMerica	6,472	-	-
Merger costs, facility consolidations and
employee severance, and
environmental remediation	(21,305)	1,123	(14,892)

Total operating income	259,376	202,125	159,002
Equity in losses of affiliates and other	(10,866)	(568)	-
Interest expense	(45,677)	(41,857)	(39,690)

Income before income taxes,
distributions on preferred
securities of subsidiary trust
and extraordinary items	$202,833	$159,700	$119,312

           Segment operating profit is evaluated before equity in losses of affiliates, interest expense, and special items. All corporate office expenses are allocated to the two reportable segments.

	Identifiable Assets

Years Ended September 30,	2001	2000	1999

Pharmaceutical Distribution	$9,730,042	$2,458,567	$2,060,599
PharMerica	561,203	-	-

Total assets	$10,291,245	$2,458,567	$2,060,599

	Depreciation & Amortization

Years Ended September 30,	2001	2000	1999

Pharmaceutical Distribution	$19,793	$16,109	$17,373
PharMerica	1,796	-	-

Total depreciation and amortization	$21,589	$16,109	$17,373

           Depreciation and amortization includes depreciation and amortization of property and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which is included in interest expense.

	Capital Expenditures

Years Ended September 30,	2001	2000	1999

Pharmaceutical Distribution	$22,552	$16,619	$15,793
PharMerica	811	-	-

Total capital expenditures	$23,363	$16,619	$15,793

Note 14.	Disclosure About Fair Value of Financial Instruments

           The recorded amounts of the Company's cash and cash equivalents, accounts and notes receivable and accounts payable at September 30, 2001 approximate fair value. The fair values of the Company's long-term debt and Trust Preferred Securities are estimated as follows, based on the market prices of these instruments as of September 30, 2001:

Dollars in thousands	Recorded Amount	Fair Value

Long-term debt, including current portion (see Note 4)	$1,599,763	$1,771,273
Trust Preferred Securities (see Note 5)	274,616	261,600

Note 15.	Quarterly Financial Information (Unaudited)

QUARTERLY FINANCIAL DATA
(in thousands, except per share amounts))

	Year Ended September 30, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Operating revenue	$3,306,751	$3,480,685	$3,518,852	$5,516,347	$15,822,635
Bulk deliveries to customer
warehouses	444	313	77	367,884	368,718

Total revenue	3,307,195	3,480,998	3,518,929	5,884,231	16,191,353

Gross profit	137,433	151,169	144,939	266,577	700,118
Distribution, selling and
administrative expenses,
depreciation and amortization	83,539	86,743	83,843	165,312	419,437
Merger costs, facility
consolidations and employee
severance, and environmental
remediation	-	-	903	20,402	21,305

Operating income	53,894	64,426	60,193	80,863	259,376

Net income	26,191	31,516	31,506	34,583	123,796

Earnings per share - basic	.50	.60	.60	.49	2.16
Earnings per share - diluted	.49	.57	.57	.48	2.10

           During fiscal 2001, the Company recorded merger costs of $0.9 million and $12.2 million in the third and fourth quarter, respectively, as described in Note 10.

           In the fourth quarter of fiscal 2001 the Company recorded $10.9 million of facility consolidations and employee severance as described in Note 11 and reversed $2.7 million of environmental reserves as described in Note 12.

	Year Ended September 30, 2000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Operating revenue	$2,828,754	$2,832,041	$2,921,424	$3,027,776	$11,609,995
Bulk deliveries to customer
warehouses	10,628	10,162	10,282	3,954	35,026

Total revenue	2,839,382	2,842,203	2,931,706	3,031,730	$11,645,021

Gross profit	119,927	131,406	129,630	138,618	519,581
Distribution, selling and
administrative expenses,
depreciation and amortization	74,192	80,292	81,854	82,241	318,579
Merger costs, facility
consolidations and
employee severance	-	-	(1,123)	-	(1,123)

Operating income	45,735	51,114	48,899	56,377	202,125

Net income	21,599	24,299	25,120	27,996	99,014

Earnings per share - basic	.42	.47	.49	.54	1.92
Earnings per share - diluted	.42	.47	.48	.53	1.90

           In the third quarter of fiscal 2000, the Company reversed $1.1 million of severance and restructuring accruals related to fiscal 1999 and 1998 charges as described in Note 11.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Part III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Information appearing under "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the 2002 annual meeting of stockholders (the "2002 Proxy Statement") is incorporated herein by reference. The Company will file the 2002 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 11.	EXECUTIVE COMPENSATION.

           Information regarding executive compensation appearing under "Management," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors," and "Stockholder Return Performance" in the 2002 Proxy Statement is incorporated herein by reference.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement is incorporated herein by reference.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Information appearing under "Certain Relationships and Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Part IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2)	List of Financial Statements and Schedules.

Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

Page
Report of Ernst & Young LLP, Independent Auditors	22
Consolidated Balance Sheets as of September 30, 2001 and 2000	23
Consolidated Statements of Operations for the fiscal years ended September 30, 2001, 2000 and 1999	25
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended
September 30, 2001, 2000 and 1999	26
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2001, 2000 and 1999	27
Notes to Consolidated Financial Statements	28

Financial Statement Schedule: The following financial statement schedule is submitted in response to Item 14(a)(2):

Schedule II - Valuation and Qualifying Accounts	S-1

           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a) (3)	List of Exhibits.*

Exhibit Number	Description

2

Agreement and Plan of Merger dated as of March 16, 2001 by and among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement No. 333-71942 on Form S-4, dated October 19, 2001).

3.1

Amended and Restated Certificate of Incorporation, as amended, of AmerisourceBergen Corporation (incorporated by reference to Annex J to the joint proxy statement-prospectus forming a part of the Registrant's Registration Statement on Form S-4/A, Registration No. 333-61440, filed July 5, 2001).

3.2

Amended and Restated Bylaws of AmerisourceBergen Corporation (incorporated by reference to Annex K to the joint proxy statement-prospectus forming a part of the Registrant's Registration Statement on Form S-4/A (Registration No. 333-61440) filed July 5, 2001).

4.1

Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmeriSource Corporation, as Guarantor, Delaware Funding Corporation, as Buyer, and Morgan Guaranty Trust Company of New York, as Administrative Agent, dated as of May 14, 1999 ("May 1999 Receivables Purchase Agreement") (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 of AmeriSource Health Corporation, Registration No. 333-79591, filed May 28, 1999).

4.2

Purchase Agreement between AmeriSource Corporation, as Seller, and AmeriSource Receivable Financial Corporation, as Payer, dated as of May 14, 1999 ("May 1999 Purchase Agreement") (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-4 of AmeriSource Health Corporation, Registration No. 333-79591, filed May 28, 1999).

4.3

First Amendment, dated May 12, 2000, to the May 1999 Receivables Purchase Agreement (incorporated by reference to Exhibit 4.15 to Annual Report on Form 10-K of AmeriSource Health Corporation for the fiscal year ended September 30, 2000).

4.4	Second Amendment, dated May 26, 2000, to the May 1999 Receivables Purchase Agreement.

4.5	Third Amendment, dated October 17, 2000, to the May 1999 Receivables Purchase Agreement.

4.6	Fourth Amendment, dated August 29, 2001, to the May 1999 Receivables Purchase Agreement.

4.7	Fifth Amendment, dated November 7, 2001, to the May 1999 Receivables Purchase Agreement.

4.8	First Amendment, dated May 26, 2000 to the May 1999 Purchase Agreement.

4.9

Indenture, dated as of December 12, 2000, among AmeriSource Health Corporation, as Issuer, AmeriSource Corporation, as Guarantor, and Bank One Trust Company, N.A., as Trustee for the 5% Convertible Subordinated Notes due December 15, 2007 (incorporated by reference to Exhibit 4.16 to Quarterly Report on Form 10-Q of AmeriSource Health Corporation for the fiscal quarter ended December 31, 2000).

4.10

Purchase Agreement, dated as of December 6, 2000, among AmeriSource Health Corporation, the Purchasers, and AmeriSource Corporation, as Guarantor for the 5% Convertible Subordinated Notes due December 15, 2007 (incorporated by reference to Exhibit 4.17 to Quarterly Report on Form 10-Q of AmeriSource Health Corporation for the fiscal quarter ended December 31, 2000).

4.11

Registration Rights Agreement, dated December 12, 2000, among AmeriSource Health Corporation, as Issuer, AmeriSource Corporation, as Guarantor, and the Purchasers for the 5% Convertible Subordinated Notes due December 15, 2007 (incorporated by reference to Exhibit 4.18 to Quarterly Report on Form 10-Q of AmeriSource Health Corporation for the fiscal quarter ended December 31, 2000).

4.12

Indenture dated as of August 16, 2001 governing 8 1/8% Senior Notes due 2008 among the Registrant, certain of the Registrant's subsidiaries signatories thereto and Chase Manhattan Bank and Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.13

Form of 8 1/8% Senior Note due 2008 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.14

Registration Rights Agreement, dated August 14, 2001, by and among the Registrant, the Subsidiaries Guarantors Named Therein, Credit Suisse First Boston Corporation, Bank of America Securities LLC and JP Morgan Securities (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.15

Pledge and Escrow Agreement, dated August 14, 2001, by and among the Registrant, the Subsidiaries Guarantors Named Therein, Credit Suisse First Boston Corporation, Bank of America Securities LLC and JP Morgan Securities (incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.16

The Indenture for Senior Debt Securities and Indenture for Subordinated Debt Securities, both dated as of May 14, 1999, between Bergen Brunswig Corporation and Chase Manhattan Bank and Trust Company, National Association, as Trustee (incorporated by reference to Exhibits 4.5 and 4.6 to Registration Statement
No. 333-74349 on Form S-3/A of Bergen Brunswig Corporation dated May 14, 1999).

4.17

The Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between Bergen Brunswig Corporation and Chemical Trust Company of California as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-55136 on Form S-3 of Bergen Brunswig Corporation dated December 1, 1992).

4.18

Indenture dated March 13, 1998 related to PharMerica's 8 3/8% Senior Subordinated Notes (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-4 of PharMerica filed May 15, 1998).

4.19	Credit Agreement dated as of August 29, 2001 among the Registrant and the Chase Manhattan Bank and various other financial institutions.

4.20	Sixth Amendment, dated November 30, 2000, to the May 1999 Receivables Purchase Agreement.

4.21

Receivables Purchase and Servicing Agreement dated as of December 20, 2000 among Blue Hill II, Inc., Redwood Receivables Corporation, Bergen Brunswig Drug Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of Bergen Brunswig Corporation for the fiscal quarter ended December 31, 2000).

4.22

First Supplemental Indenture, dated as of August 29, 2001, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation and Bank One Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3/A, Registration No. 333-68278, filed September 7, 2001).

10.1	Registrant's 2001 Non-Employee Directors' Stock Option Plan.

10.2	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

10.3

AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

10.4

Agreement, dated October 14, 1994, among certain manufacturers and wholesalers of prescription products, including AmeriSource (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K of AmeriSource Health Corporation for the fiscal year ended September 30, 1994).

10.5

AmeriSource Health Corporation's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-2 dated April 3, 1995, Registration No. 33- 57513).

10.6

AmeriSource Health Corporation's Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).

10.7

Employment Agreement, dated September 4, 1997, between AmeriSource and R. David Yost (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

10.8

Employment Agreement, dated September 4, 1997, between AmeriSource and Kurt J. Hilzinger (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K of AmeriSource Health Corporation for the fiscal year ended September 30, 1997).

10.9

AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

10.10

AmeriSource Health Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix D to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

10.11

1996 Amendment to the AmeriSource Health Corporation 1995 Stock Option Plan (incorporated by reference to Appendix A to AmeriSource Health Corporation's Proxy Statement dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

10.12

AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

10.13

AmeriSource Health Corporation 1999 Stock Option Plan (incorporated by reference to Appendix B to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

10.14	AmeriSource Health Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

10.15

AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

10.16

Rights Agreement, dated as of August 27, 2001, between AmerisourceBergen Corporation and Mellon Investor Service LLC (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A, filed August 29, 2001).

10.17

Bergen Brunswig Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan, as of February 13, 2001 (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q of Bergen Brunswig Corporation for the fiscal quarter ended March 31, 2001).

10.18

Bergen Brunswig Pre-Tax Investment Account Plus Employer Contribution Plan, amended and restated as of November 16, 2000 (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 2000).

10.19

Bergen Brunswig Corporation 1999 Management Stock Incentive Plan (incorporated by reference to Annex F to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

10.20

Bergen Brunswig Corporation 1999 Deferred Compensation Plan (incorporated by reference to Annex G to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

10.21

Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies (incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1997).

10.22

Bergen Brunswig Corporation Retired Officer Medical Plan As Amended and Restated Effective August 23, 1997 (incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1997).

10.23

Form of the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-631 on Form S-3 of Bergen Brunswig Corporation and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively).

10.24

Amendment No. 1 to the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1996).

10.25

Split Dollar Life Insurance Plan with Robert E. Martini (incorporated by reference to Exhibit 99(b) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1997).

10.26

Form of Bergen Brunswig Corporation Officers' Employment Agreement and Schedule (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

10.27

Form of Bergen Brunswig Corporation Officers' Severance Agreement and Schedule (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

99	Not Applicable.

*	Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

(b)	Reports on Form 8-K

On October 29, 2001, a Current Report on Form 8-K/A was filed, amending the Form 8-K dated August 29, 2001, and reporting under Items 2 and 7, the filing of the unaudited pro forma financial information required by Item 7(b).

On August 30, 2001, a Current Report on Form 8-K dated August 29, 2001, was filed, reporting under Items 2, 5 and 7, that AmeriSource and Bergen had combined their businesses pursuant to the Merger Agreement dated March 16, 2001.

On August 29, 2001, a Current Report on Form 8-K dated August 27, 2001, was filed, reporting under Items 5 and 7, that the Board of Directors of the Company declared a Rights distribution under the terms of the Rights Agreement between AmerisourceBergen Corporation and Mellon Investor Services LLC dated August 27, 2001.

On August 27, 2001, a Current Report on Form 8-K dated August 24, 2001, was filed, reporting under Items 5 and 7, that the Federal Trade Commission closed its investigation of the proposed Merger and terminated the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

On August 1, 2001, a Current Report on Form 8-K dated July 31, 2001, was filed, reporting under Item 7, that the Company had issued a press release announcing its plans to issue $400 million senior notes due 2008.

On July 30, 2001, a Current Report on Form 8-K dated July 25, 2001, was filed, reporting under Items 5 and 7, that AmeriSource had issued a press release announcing financial results for the quarter and nine months ended June 30, 2001.

[	COVER	]	||	[	TABLE OF CONTENTS	]

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

Date: December 28, 2001	By: /s/	Neil F. Dimick

Neil F. Dimick
Executive Vice President and
Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature		Title

/s/	R. David Yost	President and Chief Executive Officer and Director
(Principal Executive Officer)
R. David Yost

/s/	Neil F. Dimick	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Neil F. Dimick

/s/	Michael D. DiCandilo	Vice President, Controller (Principal
Accounting Officer)
Michael D. DiCandilo

/s/	Robert E. Martini	Director and Chairman

Robert E. Martini

/s/	Rodney H. Brady	Director

Rodney H. Brady

/s/	Richard C. Gozon	Director

Richard C. Gozon

/s/	Edward E. Hagenlocker	Director

Edward E. Hagenlocker

/s/	James R. Mellor	Director

James R. Mellor

/s/	Francis G. Rodgers	Director

Francis G. Rodgers

/s/	J. Lawrence Wilson	Director

J. Lawrence Wilson

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions- Describe (3)	Balance at End of Period

Year Ended September 30, 2001
Allowance for doubtful accounts	$34,506	$21,105	$151,393	$(18,418)	$188,586

Year Ended September 30, 2000
Allowance for doubtful accounts	$27,583	$10,274	$-	$(3,351)	$34,506

Year Ended September 30, 1999
Allowance for doubtful accounts	$27,498	$6,956	$-	$(6,871)	$27,583

(1)		Represents the provision for doubtful receivables.
(2)		Represents the aggregate allowances of Bergen Brunswig Corporation at August 29, 2001 (the date of Bergen's merger with AmeriSource to form the Company).
(3)		Represents accounts written off during year, net of recoveries.