Form 10-K/A
period 2001-09-30
AMERISOURCEBERGEN CORP
filed 2002-08-14
CIK 1140859

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 Amendment No. 1

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2001

                                       OR

      [ ]    Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 For the
             Transition Period from            to
                                    ----------    -----------

                           Commission File No. 1-16671

                          AMERISOURCEBERGEN CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                               23-3079390
     (State or other jurisdiction        (IRS Employer Identification Number)
   of incorporation or organization)

     1300 Morris Drive, Suite 100
           Chesterbrook, PA                             19087
Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:          (610) 727-7000

Securities registered pursuant to
 Section 12(b) of the Act:             AmerisourceBergen Corporation:  None

Securities registered pursuant to
 Section 12(g) of the Act:             AmerisourceBergen Corporation:
                                       Common Stock, $.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of AmerisourceBergen Corporation, as of December 3, 2001, held 101,416,031 shares of voting stock. The registrant's voting stock is traded on the New York Stock Exchange under the trading symbol "ABC." The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the closing price of such stock on the New York Stock Exchange on December 3, 2001 and the assumption for this computation only that all directors and executive officers of the registrant are affiliates) was $6,216,802,700.

         The number of shares of common stock of AmerisourceBergen Corporation outstanding as of December 3, 2001 was 103,746,325.


                       Documents Incorporated By Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III - Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

AmerisourceBergen Corporation ("AmerisourceBergen") hereby amends and supplements the information provided in response to Item 11 of the AmerisourceBergen Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 28, 2001 (the "Form 10-K"), and supplements the information provided in response to
Item 13 of the Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the definitive proxy statement for AmerisourceBergen's 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"). Information regarding executive compensation appears in the 2002 Proxy Statement under "Compensation of Directors," "Report of the Compensation and Succession Planning Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation," "Management" and "Stockholder Return Performance." The information set forth below amends and supplements the information incorporated by reference from the 2002 Proxy Statement into Item 11:

         In the Summary Compensation Table of the 2002 Proxy Statement, the option numbers shown for Neil F. Dimick, Charles J. Carpenter and Brent R. Martini for fiscal years 1999 and 2000 were overstated. These three named executive officers had been executive officers of Bergen Brunswig Corporation ("Bergen") prior to the merger of AmeriSource Health Corporation and Bergen (the "Merger"). The option numbers shown in the Summary Compensation Table for Messrs. Dimick, Carpenter and Martini for fiscal years 1999 and 2000 state the number of options exercisable for Bergen common stock that were granted by Bergen to these individuals in those fiscal years. Elsewhere in the 2002 Proxy Statement, all such numbers were adjusted to correspond to the number of options for AmerisourceBergen common stock into which Bergen options were converted as a result of the Merger. Mr. Dimick is listed in the Summary Compensation Table as having been awarded options exercisable for 35,000 and 180,000 shares in fiscal years 1999 and 2000; the adjusted numbers (giving effect to the applicable conversion ratio) should have been 12,950 and 66,598, respectively. Mr. Carpenter and Mr. Martini are each listed in the Summary Compensation Table as having been awarded options exercisable for 25,000 and 175,000 shares in fiscal years 1999 and 2000; the adjusted numbers (giving effect to the applicable conversion ratio) should have been 9,250 and 64,749, respectively.

         In the 2002 Proxy Statement under "Certain Transactions," there is a discussion of loans in the amounts of $406,250, $281,250 and $281,250 that had been made by Bergen to Messrs. Dimick, Carpenter and Martini, respectively, under the terms of a deferred compensation loan program for Bergen executive officers that is referred to in the 2002 Proxy Statement as the "ELP." As described in the 2002 Proxy Statement, these loans were forgiven by Bergen in August 2001, prior to the Merger, in accordance with Bergen's obligations under the ELP and its agreements with these Bergen executive officers. The respective amounts of loan forgiveness should also be included for Messrs. Dimick, Carpenter and Martini in the Summary Compensation Table in the column "All Other Compensation" as other compensation to each of them for fiscal 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the 2002 Proxy Statement. The information incorporated by reference appears in the 2002 Proxy Statement under "Certain Transactions." The information set forth below supplements the information incorporated by reference from the 2002 Proxy Statement into Item 13:

Mr. Robert E. Martini, the Chairman of the Board of the Company, presently has an outstanding loan from Bergen in the principal amount of $675,000. The loan is due and payable in August 2004. Bergen extended this loan to Mr. Martini in August 2001 to assist him in paying taxes he incurred as a result of the forgiveness by Bergen in August 2001 of an earlier loan of $1.4 million made to him under a deferred compensation loan program for Bergen executive officers that is referred to in the 2002 Proxy Statement as the "ELP" and that is described in the 2002 Proxy Statement under "Certain Transactions." As described in the 2002 Proxy Statement, Bergen also made loans prior to the Merger to other individuals who were then Bergen executive officers (Neil F. Dimick, Charles J. Carpenter and Brent R. Martini) to assist them in paying taxes incurred as a result of the forgiveness of ELP loans. All such tax assistance loans, including the loan to Mr. Robert Martini, are non-interest bearing and were secured by a pledge of either real property or securities having a market value of at least 125% of the amount of the loan.

AmerisourceBergen does not have any programs under which it extends loans to either its directors or executive officers. Accordingly, no loans have been extended to any AmerisourceBergen directors or executive officers subsequent to the Merger.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERISOURCEBERGEN CORPORATION.



                                            By:      /s/ R. David Yost
                                               ---------------------------------
                                            Name:  R. David Yost
                                            Title: President
                                                   and Chief Executive Officer


                                            By:      /s/ Michael D. DiCandilo
                                               ---------------------------------
                                            Name:  Michael D. DiCandilo
                                            Title: Senior Vice President
                                                   and Chief Financial Officer

Date:  August 14, 2002