Form 10-Q
period 2002-06-30
AMERISOURCEBERGEN CORP
filed 2002-08-14
CIK 1140859

[	TABLE OF CONTENTS	]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED JUNE 30, 2002

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2002 was 105,897,045.

[	COVER	]

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART I. FINANCIAL INFORMATION

ITEM 1.		Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS	June 30, 2002	September 30, 2001

	(Unaudited)

Current assets:
Cash and cash equivalents	$363,406	$297,626
Accounts receivable, less allowance for doubtful accounts: $199,454 at
June 30, 2002 and $188,586 at September 30, 2001	2,131,273	2,142,663
Merchandise inventories	5,174,024	5,056,257
Prepaid expenses and other	18,793	15,956

Total current assets	7,687,496	7,512,502

Property and equipment, at cost:
Land	24,952	25,177
Buildings and improvements	130,769	129,436
Machinery, equipment and other	251,733	223,583

Total property and equipment	407,454	378,196
Less accumulated depreciation	127,669	88,627

Property and equipment, net	279,785	289,569

Other assets:
Goodwill	2,112,498	2,125,258
Deferred income taxes	10,593	22,326
Intangibles, deferred charges and other	342,322	341,590

Total other assets	2,465,413	2,489,174

TOTAL ASSETS	$10,432,694	$10,291,245

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2002	September 30, 2001

	(Unaudited)

Current liabilities:
Accounts payable	$4,764,316	$4,991,884
Accrued expenses and other	416,712	359,131
Current portion of long-term debt	45,000	2,468
Accrued income taxes	58,491	16,655
Deferred income taxes	158,795	162,315

Total current liabilities	5,443,314	5,532,453

Long-term debt, net of current portion	1,493,511	1,597,295
Other liabilities	30,678	48,317

Company-obligated mandatorily redeemable preferred securities of
subsidiary trust holding solely debt securities of the Company	275,120	274,616

Stockholders' equity:
Common stock, $.01 par value - authorized: 300,000,000 shares;
issued and outstanding: 105,868,703 shares at June 30,
2002 and 103,544,519 shares at September 30, 2001	1,059	1,035
Additional paid-in capital	2,819,259	2,709,687
Retained earnings	370,315	128,178
Accumulated other comprehensive loss	(562)	(336)

Total stockholders' equity	3,190,071	2,838,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,432,694	$10,291,245

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,

	2002	2001	2002	2001

Operating revenue	$10,278,327	$3,518,852	$29,883,212	$10,306,288
Bulk deliveries to customer warehouses	1,342,500	77	3,750,662	834

Total revenue	11,620,827	3,518,929	33,633,874	10,307,122
Cost of goods sold	11,110,898	3,373,990	32,138,019	9,873,581

Gross profit	509,929	144,939	1,495,855	433,541
Operating expenses:
Distribution, selling and administrative	304,299	79,638	906,467	241,745
Depreciation	14,310	3,744	42,408	10,722
Amortization	430	461	1,781	1,658
Merger costs	8,147	903	20,385	903

Operating income	182,743	60,193	524,814	178,513
Equity in (income) loss of affiliates and other	(190)	2,006	1,187	4,581
Interest expense	27,308	7,361	91,017	30,030

Income before taxes and distributions on
preferred securities of subsidiary trust	155,625	50,826	432,610	143,902
Income taxes	61,771	19,320	171,740	54,689

Income before distributions on preferred
securities of subsidiary trust	93,854	31,506	260,870	89,213
Distributions on preferred securities of
subsidiary trust, net of income tax benefit
of $2,388 and $7,165, respectively	3,630	-	10,889	-

Net income	$90,224	$31,506	$249,981	$89,213

Earnings per share:
Basic	$0.86	$0.60	$2.39	$1.69

Diluted	$0.82	$0.57	$2.30	$1.64

Weighted average common shares outstanding:
Basic	105,374	52,912	104,505	52,656
Diluted	112,891	59,578	111,926	57,819

Cash dividends declared per share
on common stock	$0.025	$-	$0.075	$-

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended June 30,

	2002	2001

OPERATING ACTIVITIES
Net income	$249,981	$89,213
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	42,408	10,722
Amortization, including amounts charged to interest expense
and preferred distributions	5,909	3,888
Provision for loss on accounts receivable	46,673	11,154
Loss (gain) on disposal of property and equipment	511	(189)
Equity in losses of affiliates and other	1,187	4,581
Provision for deferred income taxes	4,048	12,173
Employee stock compensation	2,766	-
Changes in operating assets and liabilities, excluding the
effects of acquisitions:
Accounts and notes receivable	(26,313)	(71,450)
Merchandise inventories	(117,638)	(391,567)
Prepaid expenses and other	(2,678)	259
Accounts payable, accrued expenses and income taxes	(80,199)	77,239
Other	1,423	182

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	128,078	(253,795)

INVESTING ACTIVITIES
Capital expenditures	(40,639)	(18,139)
Purchase of equity interests in businesses	(17,606)	(5,239)
Proceeds from sales of property and equipment	1,640	351
Deferred merger fees	-	(4,555)
Proceeds from sale of a business	-	12,993

NET CASH USED IN INVESTING ACTIVITIES	(56,605)	(14,589)

FINANCING ACTIVITIES
Net repayments under revolving credit and receivables
securitization facilities	(37,000)	(63,943)
Long-term debt borrowings	-	300,000
Long-term debt repayments	(23,119)	(6,353)
Deferred financing costs and other	(1,117)	(9,433)
Distributions on preferred securities of subsidiary trust	(11,700)	-
Exercise of stock options	75,085	21,593
Cash dividends on common stock	(7,842)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,693)	241,864

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,780	(26,520)
Cash and cash equivalents at beginning of period	297,626	120,818

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$363,406	$94,298

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation

                   The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmerisourceBergen Corporation and its wholly-owned subsidiaries (the ''Company'') as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

                   The Company was formed in connection with the merger of AmeriSource Health Corporation ("AmeriSource") and Bergen Brunswig Corporation ("Bergen"), which was consummated on August 29, 2001 (the "Merger"), as described further in Note 2. As a result of the Merger, AmeriSource and Bergen became wholly-owned subsidiaries of the Company.

                   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the interim periods ended June 30, 2002 and 2001 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

                   The merger of AmeriSource and Bergen into the Company was consummated on August 29, 2001, upon the affirmative vote of the AmeriSource and Bergen stockholders. The Merger occurred pursuant to a merger agreement between AmeriSource and Bergen dated March 16, 2001. In connection with the Merger, the AmeriSource stockholders received one share of the Company's common stock for each AmeriSource common share, while the Bergen stockholders received 0.37 of a share of Company common stock for each Bergen common share. As a result, AmeriSource and Bergen became wholly-owned subsidiaries of the Company and the stockholders of AmeriSource and Bergen became the stockholders of the Company.

                   The Merger was accounted for under the purchase method of accounting for business combinations pursuant to Statement of Financial Accounting Standards No. 141 (see Note 3). Since the former AmeriSource stockholders owned approximately 51% of the Company immediately after the Merger (with the former Bergen stockholders owning the remaining 49%), the Company accounted for the Merger as an acquisition by AmeriSource of Bergen. In accordance with the purchase method, the Company included Bergen's financial results in the consolidated financial statements beginning with the consummation date of the Merger. Accordingly, the accompanying consolidated statements of operations for the three and nine months ended June 30, 2001 and accompanying consolidated statements of cash flows for the nine months ended June 30, 2001 include only the amounts for AmeriSource.

Other Investments

                   In May 2002, the Company's Pharmaceutical Distribution segment acquired a 20% equity interest in a physician management consulting company for $5 million in cash, subject to a possible adjustment contingent on the entity achieving earnings targets in calendar 2002. The Company currently expects that there will be no significant purchase price adjustment related to the acquisition of the first 20% equity interest. Additionally, the Company has agreed to acquire, within the next two years, the remaining 80% equity interest for a minimum of $10 million, subject to adjustment contingent on the achievement of earnings targets. The Company currently expects to pay between $10 million and $20 million for the next 40% equity interest to be acquired in the third quarter of fiscal 2003. Under the terms of the acquisition agreement, the maximum total purchase price for 100% equity ownership of the entity shall not exceed $100 million and is based on the entity's earnings during calendar years 2002 through 2004. The Company currently expects to pay approximately $45 million, in the aggregate, for its 100% equity ownership in the entity. The initial 20% investment has been accounted for using the equity method of accounting.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 3.	Recently-Issued Financial Accounting Standards

                   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. The Company accounted for the Merger in accordance with SFAS No. 141.

                   As of October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which revises the accounting and financial reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the Merger in fiscal 2001. In fiscal 2002, the Company has discontinued the amortization of all goodwill. Had the Company not amortized goodwill during fiscal 2001, net income for the quarter and nine months ended June 30, 2001 would have been approximately $0.2 million and $0.7 million higher than the respective reported amounts, and diluted earnings per share would have been unchanged from the reported amount for the quarter and $0.01 higher than the reported amount for the nine months. Pursuant to SFAS No. 142, the Company was required to complete an initial impairment test of goodwill within six months of adopting the standard, with any impairment charges recorded as a cumulative effect of a change in accounting principle. The Company completed its initial impairment test in the quarter ended March 31, 2002 and determined that no impairment existed. The Company will complete its annual impairment test in the fourth quarter of fiscal 2002.

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

                   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses the financial accounting and reporting for costs associated with exit or disposal activities. These costs relate to termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract, and costs to consolidate facilities or relocate employees. The standard will be effective for exit costs or disposal activities initiated after December 31, 2002, although early adoption is encouraged. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

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

	Three months ended June 30,		Nine months ended June 30,

(in thousands)	2002	2001	2002	2001

Net income	$90,224	$31,506	$249,981	$89,213
Interest expense - convertible subordinated
notes, net of income taxes	2,481	2,513	7,442	5,599

Income available to common stockholders	$92,705	$34,019	$257,423	$94,812

Weighted average common shares outstanding - basic	105,374	52,912	104,505	52,656
Effect of dilutive securities:
Options to purchase common stock	1,853	1,002	1,757	993
Convertible subordinated notes	5,664	5,664	5,664	4,170

Weighted average common shares
outstanding - diluted	112,891	59,578	111,926	57,819

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 5.	Goodwill and Other Intangible Assets

                   Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2002 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total

Goodwill at September 30, 2001	$1,854,158	$271,100	$2,125,258

Adjustments to the fair value of net assets
acquired in connection with the Merger	(17,106)	(2,557)	(19,663)

Goodwill recognized in connection with the
acquisition of additional equity interests
in businesses	6,903	-	6,903

Goodwill at June 30, 2002	$1,843,955	$268,543	$2,112,498

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

                   Following is a summary of other intangible assets as of June 30, 2002 and September 30, 2001 (in thousands):

	June 30, 2002			September 30, 2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unamortized intangibles:
Tradenames	$219,190	$-	$219,190	$219,000	$-	$219,000

Amortized intangibles:
Customer lists and other	18,375	(5,984)	12,391	17,375	(4,203)	13,172

Total other intangible assets	$237,565	$(5,984)	$231,581	$236,375	$(4,203)	$232,172

                   Amortization expense for other intangible assets was $1.8 million and $0.5 million in the nine months ended June 30, 2002 and 2001, respectively.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 6.	Debt

Debt consisted of the following (in thousands):

	June 30, 2002	September 30, 2001

8 1/8% senior notes due 2008	$500,000	$500,000
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 7 3/8% senior notes due 2003	150,773	151,832
Bergen 7 1/4% senior notes due 2005	99,735	99,668
PharMerica 8 3/8% senior subordinated notes due 2008	124,578	124,719
Term loan facility at 3.57% and 5.01%, respectively	300,000	300,000
AmeriSource receivables securitization financing due 2004, at 3.89%	-	22,000
Bergen receivables securitization financing due 2005, at 3.69%	-	15,000
Revolving credit facility averaging 3.92% and 5.14%, respectively	55,000	55,000
Bergen 7% convertible subordinated debentures due 2006	-	20,609
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	8,425
Other	-	2,510

Total debt	1,538,511	1,599,763
Less current portion	45,000	2,468

Total, net of current portion	$1,493,511	$1,597,295

                   A description of the principal terms of the aforementioned debt is set forth in Note 4 of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

                   The Company's $150 million 7 3/8% senior notes, which are due in January 2003, and its Puerto Rican subsidiary's $55 million revolving credit facility, which expires in May 2003, are not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at June 30, 2002 because the Company has the ability and intent to refinance them on a long-term basis. The Company presently intends to replace the 7 3/8% senior notes by issuing new term debt in late calendar year 2002. If the Company decides not to issue new term debt, the Company believes it will have adequate availability under its Senior Credit Agreement, which expires in August 2006, to finance the retirement of the 7 3/8% senior notes. Borrowings under the Puerto Rican facility are secured by a standby letter of credit under the Senior Credit Agreement and therefore, the Company is effectively financing this debt on a long-term basis through that arrangement.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 7.	Merger Costs and Facility Consolidations and Employee Severance

Merger Costs

                   During the quarter and nine months ended June 30, 2002, the Company expensed approximately $8.1 million and $20.4 million of merger costs, respectively, primarily related to integrating the operations of AmeriSource and Bergen. Such costs were comprised primarily of consulting fees, which amounted to $4.7 million in the quarter and $14.2 million in the nine months ended June 30, 2002. The third quarter merger costs also include a $2.1 million adjustment to the Company's fourth quarter 2001 charge of $6.5 million relating to the accelerated vesting of AmeriSource stock options. Additional costs related to the Merger, including integration and employee retention costs, will be charged to expense in subsequent periods when incurred.
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

                   In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, consisting of six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the purchase price allocation.

                   During the nine months ended June 30, 2002, the Company announced further integration initiatives relating to the closure of Bergen's repackaging facility and the elimination of certain Bergen administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $12.3 million, which included $9.5 million of severance for approximately 195 employees to be terminated, $1.5 million for lease cancellation costs, and $1.3 million for the write-down of assets related to the facilities to be closed, resulted in additional goodwill being recorded during the nine months.

                   During the nine months ended June 30, 2002, three distribution facilities and the repackaging facility were closed. Another four distribution facilities are scheduled for closure by the end of fiscal 2002. Approximately 205 employees were terminated during the nine months. The Company paid a total of $10.0 million for employee severance and lease and contract cancellation costs with respect to its integration initiatives during the nine months. Remaining unpaid amounts of $8.2 million for employee severance and lease obligations are included in accrued expenses and other in the accompanying consolidated balance sheet at June 30, 2002. Severance for some employees will be paid over periods of up to eighteen months after their respective termination dates. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

                   The following table displays the activity in accrued expenses from September 30, 2001 to June 30, 2002 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total

Balance as of September 30, 2001	$5,259	$1,997	$7,256

Adjustments to fair value of net assets acquired	9,450	1,525	10,975

Payments made during period	(7,930)	(2,092)	(10,022)

Balance as of June 30, 2002	$6,779	$1,430	$8,209

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 8.	Legal Matters and Contingencies

                   In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory agency and other matters. Large and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves from time to time based on its periodic assessment of the potential outcomes of pending matters. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company's results of operations for that period. However, on the basis of information furnished by counsel and others, the Company does not believe that the resolution of currently pending matters, (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company's financial condition.
Antitrust Actions

                   In 1993, two of the Company's subsidiaries, AmeriSource and Bergen, were named defendants, along with a number of other wholesale distributors and pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought in federal court by retail pharmacies. In October 1994, the Company entered into a Judgment Sharing Agreement (covering both the federal and parallel state actions) with the other wholesaler and manufacturer defendants addressing the issues of reimbursement of litigation costs and indemnification for any judgment. In 1997, the Company and several other wholesale distributors were also added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drugstores which had opted out of the class action cases and in parallel suits filed in several state courts. In essence, all of these lawsuits claimed that the manufacturer and wholesaler defendants conspired to fix the prices charged to retail pharmacies for prescription brand name pharmaceuticals. In the federal class action cases, the Court granted all of the defendants' motions for judgment as a matter of law and dismissed all claims against the Company and the other defendants. This judgment was affirmed on appeal. In November 2000, the Court granted the distributors' motion for summary judgment in the opt-out cases. This judgment was affirmed on appeal by the Seventh Circuit and the period for further appeal has expired. The remaining state cases have been settled or dismissed.
Environmental Remediation

                   The Company's AmeriSource subsidiary is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, remediation and ongoing monitoring costs. Approximately $0.5 million of such costs have been paid through June 30, 2002. Based on an engineering analysis prepared by outside consultants that was completed in September 2001, environmental reserves of $2.7 million were reversed into income during the fourth quarter of fiscal 2001. The remaining accrued liability of $0.9 million is reflected in other liabilities in the accompanying consolidated balance sheet at June 30, 2002. The accrued liability represents the current estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.
Proposition 65

                   In February 1999, Perry Gottesfeld, an individual, filed a lawsuit against the Company's Bergen Brunswig Drug Company subsidiary ("BBDC") and approximately sixteen other defendants alleging that manufacturers and distributors of over-the-counter dandruff shampoos containing coal tar expose consumers to coal tar, a Proposition 65-listed carcinogen, without providing a warning. Shortly after Gottesfeld filed suit, the California Attorney General filed a separate action covering the same products. The cases have been consolidated and are pending in state court. The Company has filed an answer to both plaintiffs' claims and responded to discovery requests. In March 2000, Gottesfeld filed a citizen's petition with the Food and Drug Administration ("FDA") requesting the FDA to restrict the sale of pharmaceuticals containing coal tar to prescription only and to require additional warnings for cancer. In September 2000, the Court granted the Company's request for a stay of the action pending FDA review of the Gottesfeld petition. In February 2001, the FDA rejected Gottesfeld's petition, finding that the scientific studies and data on which Gottesfeld based his request for the FDA to restrict the sale of coal tar products and/or require them to be sold with warnings was not valid. The FDA reaffirmed the current regulations, including formulation and labeling requirements. The FDA specifically stated that cancer warnings on coal tar shampoo were not warranted. The Company filed a motion for summary judgment in November 2001. In December 2001, Gottesfeld and the California Attorney General reached a tentative settlement agreement with BBDC to dismiss the Company from this litigation. In May 2002, the settlement was finalized and the Company subsequently was dismissed from this litigation.

                   In October 2001, the Center for Environmental Health filed a lawsuit against BBDC and several other defendants. The complaint alleged violations of California's Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarreal medicines. The Company tendered its defense to the manufacturer of its private label medicines. In January 2002, the California Attorney General served an amended complaint against BBDC and several of the defendants covering the same products and asserting similar allegations and damages. On January 29, 2002, the State filed a motion to consolidate the two actions in San Francisco County Superior Court. The Company has answered the amended complaint. Settlement discussions are ongoing.

Contract Dispute

                   In January 2002, BBDC was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. ("Bracco"). The complaint, which includes claims for fraud, breach of New Jersey's Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Company filed a motion to dismiss the fraud and New Jersey Consumer Fraud Act counts and answered the remaining counts of the complaint. The parties have served each other with discovery requests and discovery is ongoing.
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

                   The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, alternate care and mail order facilities, and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management and information services to its customers. ABSG sells specialty pharmaceutical products and services to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

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

                   All of the Company's operations are located in the United States, except for one ABDC subsidiary, which operates in Puerto Rico.

                   The following tables present segment information for the three and nine months ended June 30 (in thousands):

	Revenue

	Three months ended June 30,		Nine months ended June 30,

	2002	2001	2002	2001

Pharmaceutical Distribution	$10,094,205	$3,518,852	$29,367,184	$10,306,288
PharMerica	373,791	-	1,088,967	-
Intersegment Eliminations	(189,669)	-	(572,939)	-

Operating revenue	10,278,327	3,518,852	29,883,212	10,306,288

Bulk deliveries
to customer warehouses	1,342,500	77	3,750,662	834

Total revenue	$11,620,827	$3,518,929	$33,633,874	$10,307,122

                   Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment Eliminations represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income

	Three months ended June 30,		Nine months ended June 30,

	2002	2001	2002	2001

Pharmaceutical Distribution	$169,134	$61,096	$484,586	$179,416
PharMerica	21,756	-	60,613	-
Merger costs	(8,147)	(903)	(20,385)	(903)

Total operating income	182,743	60,193	524,814	178,513

Equity in (income) loss of
affiliates and other	(190)	2,006	1,187	4,581
Interest expense	27,308	7,361	91,017	30,030

Income before taxes and
distributions on preferred
securities of subsidiary trust	$155,625	$50,826	$432,610	$143,902

                   Segment operating income is evaluated before equity in (income) loss of affiliates, interest expense and special items such as merger costs. All corporate office expenses are allocated to the two reportable segments.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 10.	Subsequent Event

                   On July 15, 2002, the Company acquired all of the outstanding stock of AutoMed Technologies, Inc. ("AutoMed"), a leading provider of automated pharmacy dispensing equipment with annual revenues of approximately $60 million, for $120 million in cash, subject to adjustment based on a final calculation of AutoMed's working capital as of the acquisition date. This $120 million payment includes the repayment of AutoMed's debt of approximately $52 million. The agreement and plan of merger provides for contingency payments, not to exceed $55 million, to be made based on AutoMed achieving defined earnings targets through the end of calendar 2004. The contingency payments may be made in cash and or Company common stock at the discretion of the Company. The Company is currently in the process of determining the purchase price allocation and expects that a significant portion of the $120 million will be allocated to goodwill and other intangible assets. AutoMed's results of operations will be included as a component of the Company's Pharmaceutical Distribution segment.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

                   The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein:
Impact of the Merger

                   AmerisourceBergen Corporation (the "Company") is a leading national wholesale distributor of pharmaceutical products and related healthcare services and solutions with approximately $40 billion in annualized operating revenue. The Company was formed in connection with the merger of AmeriSource Health Corporation ("AmeriSource") and Bergen Brunswig Corporation ("Bergen"), which was consummated on August 29, 2001 (the "Merger").

                   The Merger was accounted for as an acquisition of Bergen under the purchase method of accounting using the guidelines for business combinations issued by the Financial Accounting Standards Board (see Note 3 to the Consolidated Financial Statements). Under the purchase method of accounting, the cost of approximately $2.4 billion to acquire Bergen, including transaction costs, was allocated to Bergen's underlying net assets based on their respective estimated fair values. The $2.3 billion excess of the purchase price over the estimated fair value of the tangible net assets acquired was recorded as goodwill and other intangible assets.

                   The Company is organized based upon the products and services it provides to its customers. The Company's operating segments have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

                   The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, alternate care and mail order facilities, and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management and information services to its customers. ABSG sells specialty pharmaceutical products and services to physicians, clinics and other providers in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

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
Comparative Pro Forma Information for Fiscal 2001

                   The accompanying historical consolidated statement of operations for the quarter and nine months ended June 30, 2001 and statement of cash flows for the nine months ended June 30, 2001 reflect only the results of AmeriSource, as predecessor to the Company. In order to enhance comparability with the financial information for the quarter and nine months ended June 30, 2002, the following schedules include the results of operations for the quarter and nine months ended June 30, 2001 on a pro forma basis by reportable segment. Within these schedules and the following discussion, pro forma refers to the combined results of AmeriSource and Bergen and are not intended to be consolidated financial statements of AmerisourceBergen prepared in accordance with accounting principles generally accepted in the United States, and do not represent the consolidated results as if the Merger had occurred at the beginning of fiscal 2001. In addition, they are not necessarily indicative of the actual results which might have occurred had the operations and management of AmeriSource and Bergen been combined at the beginning of fiscal 2001.

                   To further improve the comparability between fiscal years, the pro forma combined information for the quarter and nine months ended June 30, 2001 excludes amortization of goodwill (see Note 3 to the Consolidated Financial Statements) and reflects the full allocation of Bergen's former Corporate segment to the Company's Pharmaceutical Distribution and PharMerica segments.

                   Such pro forma information and the related discussion is limited to the line items comprising operating income. Due to the changes in the Company's debt structure which occurred in connection with the Merger, pro forma combined interest expense for fiscal 2001 would not be directly comparable to the Company's fiscal 2002 interest expense.

AmerisourceBergen Corporation Summary Segment Information

	Operating Revenue Three Months Ended June 30,

(dollars in thousands)	Actual 2002	Actual 2001	Pro forma 2001 (1)	Actual % Change	Pro forma % Change

Pharmaceutical Distribution	$10,094,205	$3,518,852	$8,835,163	187%	14%
PharMerica	373,791	-	336,783	-	11
Intersegment Eliminations	(189,669)	-	(176,831)	-	7

Total	$10,278,327	$3,518,852	$8,995,115	192%	14%

	Operating Income (2) Three Months Ended June 30,

(dollars in thousands)	Actual 2002	Actual 2001	Pro forma 2001 (1)	Actual % Change	Pro forma % Change

Pharmaceutical Distribution	$169,134	$61,096	$147,826	177%	14%
PharMerica	21,756	-	16,956	-	28

Total	$190,890	$61,096	$164,782	212%	16%

Percentages of operating revenue (2):

Pharmaceutical Distribution
Gross profit	3.83%	4.12%	4.06%
Operating expenses	2.15%	2.38%	2.39%
Operating income	1.68%	1.74%	1.67%

PharMerica
Gross profit	33.11%	-	34.80%
Operating expenses	27.29%	-	29.76%
Operating income	5.82%	-	5.03%

AmerisourceBergen Corporation
Gross profit	4.96%	4.12%	5.29%
Operating expenses	3.10%	2.38%	3.46%
Operating income	1.86%	1.74%	1.83%

(1)	Represents the combination of AmeriSource Health Corporation's and Bergen Brunswig Corporation's previously reported financial information.

(2)	Excludes merger costs.

AmerisourceBergen Corporation Summary Segment Information (continued)

	Operating Revenue Nine Months Ended June 30,

(dollars in thousands)	Actual 2002	Actual 2001	Pro forma 2001 (1)	Actual % Change	Pro forma % Change

Pharmaceutical Distribution	$29,367,184	$10,306,288	$25,100,466	185%	17%
PharMerica	1,088,967	-	1,011,873	-	8
Intersegment Eliminations	(572,939)	-	(565,713)	-	1

Total	$29,883,212	$10,306,288	$25,546,626	190%	17%

	Operating Income (2) Nine Months Ended June 30,

(dollars in thousands)	Actual 2002	Actual 2001	Pro forma 2001 (1)	Actual % Change	Pro forma % Change

Pharmaceutical Distribution	$484,586	$179,416	$408,630	170%	19%
PharMerica	60,613	-	50,177	-	21

Total	$545,199	$179,416	$458,807	204%	19%

Percentages of operating revenue (2):

Pharmaceutical Distribution
Gross profit	3.85%	4.21%	4.14%
Operating expenses	2.20%	2.47%	2.51%
Operating income	1.65%	1.74%	1.63%

PharMerica
Gross profit	33.41%	-	35.49%
Operating expenses	27.85%	-	30.53%
Operating income	5.57%	-	4.96%

AmerisourceBergen Corporation
Gross profit	5.01%	4.21%	5.47%
Operating expenses	3.18%	2.47%	3.68%
Operating income	1.82%	1.74%	1.80%

(1)	Represents the combination of AmeriSource Health Corporation's and Bergen Brunswig Corporation's previously reported financial information.

(2)	Excludes merger costs.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Results of Operations

Consolidated Results

                   Operating revenue, which excludes bulk deliveries, for the quarter ended June 30, 2002 increased 192% to $10.3 billion from $3.5 billion in the respective prior-year quarter. For the nine months ended June 30, 2002, operating revenue increased 190% to $29.9 billion compared to $10.3 billion in the prior-year period. These increases are primarily due to increased operating revenue in the Pharmaceutical Distribution segment as a result of the Merger. Operating revenue increased 14% compared to $9.0 billion of pro forma combined operating revenue in the prior-year quarter and increased 17% compared to $25.5 billion of pro forma combined operating revenue in the prior-year nine-month period.  These increases are primarily due to increases in the Pharmaceutical Distribution segment.

                   The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. As a result of the Merger, bulk deliveries increased to $1.3 billion in the third quarter and $3.8 billion in the first nine months of fiscal 2002 compared to $0.1 million and $0.8 million in the prior-year quarter and nine-month period, respectively. Revenue from bulk deliveries increased 12% versus $1.2 billion in the prior-year quarter and 18% versus $3.2 billion in the prior-year nine-month period on a pro forma combined basis. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins.

                   Gross profit of $509.9 million in the quarter ended June 30, 2002 reflects an increase of 252% from $144.9 million in the prior-year quarter on a historical basis and an increase of 7% from $475.8 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, gross profit in the third quarter of fiscal 2002 was 4.96%, as compared to prior-year percentages of 4.12% on a historical basis and 5.29% on a pro forma combined basis.  For the nine months ended June 30, 2002, the gross profit percentage was 5.01%, as compared to 4.21% on a historical basis and 5.47% on a pro forma combined basis. The increases in gross profit percentage from the prior-year historical results were primarily due to the inclusion of PharMerica in the current year. PharMerica, due to the nature of its prescription fulfillment business, has significantly higher gross margins and operating expense ratios than the Company's Pharmaceutical Distribution segment. The decreases in gross profit percentage in comparison with the prior-year pro forma combined percentages reflect declines in both the Pharmaceutical Distribution and PharMerica segments due to changes in customer mix and competitive selling price pressures.

                   Distribution, selling and administrative expenses, depreciation and amortization ("DSAD&A") of $319.0 million in the quarter ended June 30, 2002 reflects an increase of 281% compared to $83.8 million in the prior-year quarter on a historical basis and an increase of 3% compared to $311.0 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, DSAD&A in the third quarter of fiscal 2002 was 3.10%, as compared to prior-year percentages of 2.38% on a historical basis and 3.46% on a pro forma combined basis. For the first nine months of fiscal 2002, DSAD&A as a percentage of operating revenue was 3.18%, as compared to prior-year percentages of 2.47% on a historical basis and 3.68% on a pro forma combined basis. The increases in the DSAD&A percentage from the prior-year historical results were primarily due to the inclusion of PharMerica in the current year, as explained above. The decreases in the DSAD&A percentage from the prior-year pro forma combined ratios reflect improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes, operational efficiencies and benefits from the merger integration effort.

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

                   In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, consisting of six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the purchase price allocation.

                   During the nine months ended June 30, 2002, the Company announced further integration initiatives relating to the closure of former Bergen's repackaging facility and the elimination of certain Bergen administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $12.3 million, which included $9.5 million of severance for approximately 195 employees to be terminated, $1.5 million for lease cancellation costs, and $1.3 million for the write-down of assets related to the facilities to be closed, resulted in additional goodwill being recorded during the nine months.

                   During the nine months ended June 30, 2002, three distribution facilities and the repackaging facility were closed. Another four distribution facilities are scheduled for closure by the end of fiscal 2002. Approximately 205 employees were terminated and the Company paid a total of $10.0 million for employee severance and lease and contract cancellation costs with respect to its integration initiatives during the first nine months of fiscal 2002. Remaining unpaid amounts of $8.2 million for employee severance and lease obligations are included in accrued expenses and other in the accompanying consolidated balance sheet at June 30, 2002. Severance for some employees will be paid over periods of up to eighteen months after their respective termination dates. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

                   In connection with the Merger, the Company expensed merger costs in the quarter and nine months ended June 30, 2002 of $8.1 million and $20.4 million, respectively, consisting primarily of integration consulting fees of $4.7 million and $14.2 million, respectively. The third quarter merger costs also include a $2.1 million adjustment to the Company's fourth quarter 2001 charge of $6.5 million relating to the accelerated vesting of AmeriSource stock options. Additional merger costs, including integration and employee retention costs, will be charged to expense in subsequent periods when incurred. Merger costs are expected to be between $25 million and $30 million for the year ending September 30, 2002.

                   Operating income of $182.7 million for the quarter ended June 30, 2002 reflects an increase of 204% from $60.2 million in the prior-year quarter. Excluding the aforementioned merger costs, the Company's operating income in the quarter ended June 30, 2002 was $190.9 million, which represents a 16% increase compared to $164.8 million in the prior-year quarter on a pro forma combined basis. Excluding the merger costs, the Company's operating income as a percentage of operating revenue was 1.86% in the quarter ended June 30, 2002, as compared to prior-year percentages of 1.74% on a historical basis and 1.83% on a pro forma combined basis. Excluding the merger costs, the Company's operating income improved by 19% to $545.2 million for the nine months ended June 30, 2002 from $458.8 million in the prior-period on a pro forma combined basis. The improvements are due to the aforementioned DSAD&A expense percentage reductions more than offsetting the reductions in gross margin.

                   Interest expense increased 271% in the third quarter of fiscal 2002 to $27.3 million compared to $7.4 million in the prior-year quarter, primarily as a result of the Merger. Average borrowings under the Company's debt facilities during the third quarter of fiscal 2002 were $1.6 billion as compared to average borrowings of $532 million in the prior-year quarter. Average borrowing rates under the Company's variable-rate debt facilities decreased to 3.71% in the current year quarter from 7.01% in the prior-year quarter, due to lower market interest rates. Interest expense for the nine months ended June 30, 2002, increased to $91.0 million from $30.0 million in the prior year period. This increase reflects similar trends as those affecting the quarter, including higher average borrowings due to the Merger and lower borrowing rates under the Company's variable-rate debt facilities.

                   Income tax expense of $61.8 million and $171.7 million in the quarter and nine months ended June 30, 2002, respectively, reflects an effective tax rate of 39.7% versus 38.0% in the prior-year periods. The tax provisions for the quarter and nine months ended June 30, 2002 were computed based on an estimate of the annual effective rate, which is expected to be higher than the prior year's rate as a result of the Merger.

                   In the quarter and nine months ended June 30, 2002, respectively, the Company incurred $3.6 million and $10.9 million of expense, net of tax benefits, related to distributions on preferred securities of a subsidiary trust. The Company acquired these preferred securities in connection with the Merger.

                   Net income of $90.2 million for the quarter ended June 30, 2002 reflects an increase of 186% from $31.5 million in the prior-year quarter. Net income of $250.0 million for the nine months ended June 30, 2002 reflects an increase of 180% from the prior-year period. Diluted earnings per share of $0.82 in the quarter ended June 30, 2002 reflects a 44% increase as compared to $0.57 per share in the prior-year quarter. Excluding merger costs, net income and diluted earnings per share for the quarter ended June 30, 2002 were $95.1 million and $0.86, reflecting increases of 197% and 48%, respectively, compared to the prior-year quarter. Diluted earnings per share for the quarter and nine months ended June 30, 2002 include the impact of the shares issued to effect the Merger and the assumed conversion to common stock of the 5% convertible subordinated notes which were issued in December 2000.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Segment Information

Pharmaceutical Distribution Segment

                   Pharmaceutical Distribution operating revenue of $10.1 billion for the quarter ended June 30, 2002 reflects an increase of 187% from $3.5 billion in the prior-year quarter on a historical basis and an increase of 14% from $8.8 billion in the prior-year quarter on a pro forma combined basis.  Operating revenue of $29.4 billion for the nine months ended June 30, 2002 reflects an increase of 185% from $10.3 billion in the prior-year period on a historical basis and an increase of 17% from $25.1 billion in the prior-year period on a pro forma combined basis. During the quarter ended June 30, 2002, 52% of operating revenue was from sales to institutional customers and 48% was from retail customers; this compares to a customer mix in the prior-year quarter of 54% institutional and 46% retail on a historical basis and 52% institutional and 48% retail on a pro forma combined basis. In comparison with the prior-year pro forma combined results, sales to institutional customers increased 14% for the quarter primarily due to higher revenues from mail order facilities, ABSG's specialty pharmaceutical business and alternate care facilities. Institutional revenue grew by 18% for the nine months ended June 30, 2002 in comparison with the prior-year period on a pro forma combined basis. Approximately one-third of this growth was due to sales to a large institutional mail order customer added in the third quarter of fiscal 2001. Sales to retail customers also increased 14% over the prior-year quarter and 16% over the prior year nine-month period on a pro forma combined basis, principally due to higher revenues from regional drug store chains, including the pharmacy departments of supermarkets. This segment's growth largely reflects national industry economic conditions, including increases in prescription drug usage and higher pharmaceutical prices. Revenue growth in the fourth quarter of fiscal 2002 is expected to be consistent with the quarter ended June 30, 2002 as the Company has passed the anniversary date of the addition of the aforementioned mail order customer. Additionally, future operating revenue growth may be impacted by customer consolidation and competition within the industry, as well as by industry growth rates. Industry growth rates, as estimated by IMS Healthcare, Inc., are expected to be in the low teens over the next year.

                   Pharmaceutical Distribution gross profit of $386.2 million in the quarter ended June 30, 2002 reflects an increase of 166% from $144.9 million in the prior-year quarter on a historical basis and an increase of 8% from $358.6 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, gross profit in the third quarter of fiscal 2002 was 3.83%, as compared to prior-year percentages of 4.12% on a historical basis and 4.06% on a pro forma combined basis.  Pharmaceutical Distribution gross profit of $1,132.0 million in the nine months ended June 30, 2002 represented an increase of 161% from $433.5 million in the prior-year period on a historical basis and an increase of 9% from $1,039.0 million in the prior-year period on a pro forma combined basis. As a percentage of operating revenue, gross profit for the nine months ended June 30, 2002 was 3.85%, as compared to prior-year percentages of 4.21% on a historical basis and 4.14% on a pro forma combined basis. The year-to-year declines reflect the net impact of a number of factors, including the change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset, in part, by higher buy-side margins than in the prior year. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that increases in the buy-side component of the gross margin, including manufacturer price increases and negotiated deals, will be available in the future to fully or partially offset the anticipated decline. The Company's cost of goods sold for interim periods includes a last-in, first-out ("LIFO") provision that is based on the Company's estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

                   Pharmaceutical Distribution operating expenses, excluding merger costs, of $217.0 million in the quarter ended June 30, 2002 reflect an increase of 159% from $83.8 million in the prior-year quarter on a historical basis and an increase of 3% from $210.8 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, operating expenses excluding merger costs in the third quarter of fiscal 2002 were 2.15%, as compared to prior-year percentages of 2.38% on a historical basis and 2.39% on a pro forma combined basis. Pharmaceutical Distribution operating expenses, excluding merger costs, of $647.4 million in the nine months ended June 30, 2002 represented an increase of 155% from $254.1 million in the prior-year period on a historical basis and an increase of 3% from $630.4 million in the prior-year period on a pro forma combined basis. As a percentage of operating revenue, operating expenses excluding merger costs in the first nine months of fiscal 2002 were 2.20%, as compared to prior-year percentages of 2.47% on a historical basis and 2.51% on a pro forma combined basis. These decreases in expense percentages reflect the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process and the continued emphasis on productivity throughout the Company's distribution network.

                   Pharmaceutical Distribution operating income of $169.1 million in the quarter ended June 30, 2002 reflects an increase of 177% from $61.1 million in the prior-year quarter on a historical basis and 14% from $147.8 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, operating income before merger costs was 1.68% in the quarter ended June 30, 2002, as compared to prior-year percentages of 1.74% on a historical basis and 1.67% on a pro forma combined basis. Pharmaceutical Distribution operating income of $484.6 million in the nine months ended June 30, 2002 represented an increase of 170% from $179.4 million in the prior-year period on a historical basis and 19% from $408.6 million in the prior-year period on a pro forma combined basis. As a percentage of operating revenue, operating income before merger costs was 1.65% in the nine months ended June 30, 2002, as compared to prior-year percentages of 1.74% on a historical basis and 1.63% on a pro forma combined basis. The improvement over the prior-year pro forma combined percentage was due to a reduction in the operating expense ratio, which was greater than the reduction in gross profit margin. The reduction of the operating expense ratio was partially due to the Company's ability to capture synergy cost savings from the Merger. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned and result in the desired synergies.

PharMerica Segment

                   The PharMerica segment was acquired in connection with the Merger and thus there are no comparative historical amounts for the quarter and nine months ended June 30, 2001. Accordingly, the discussion below focuses on comparisons with the prior-year pro forma combined amounts.

                   PharMerica's operating revenue increased 11.0% for the quarter June 30, 2002 to $373.8 million compared to $336.8 million in the prior-year quarter and operating revenue increased 8% for the nine months ended June 30, 2002 to $1,089.0 million compared to $1,011.9 million in the prior-year period. These increases are principally attributable to growth in PharMerica's workers' compensation business, which has grown at a faster rate than its long-term care business.

                   PharMerica's gross profit of $123.8 million for the quarter ended June 30, 2002 reflects a 6% increase from the pro forma gross profit of $117.2 million in the prior-year quarter. PharMerica's gross profit of $363.8 million for the nine months ended June 30, 2002 reflects a 1% increase from the pro forma gross profit of $359.1 million in the prior-year period. PharMerica's gross profit margin declined to 33.11% for the quarter ended June 30, 2002 from 34.80% in the prior-year quarter, and to 33.41% for the nine months ended June 30, 2002 from 35.49% in the prior-year period. This decrease is primarily the result of a change in the sales mix, with a greater proportion of PharMerica's current year revenues coming from its workers' compensation business, which has lower gross profit margins and lower operating expenses than its long-term care business. In addition, industry competitive pressures continue to adversely affect gross profit margins.

                   PharMerica's operating expenses of $102.0 million for the quarter ended June 30, 2002 reflect a 2% increase from pro forma operating expenses of $100.2 million in the prior-year quarter. PharMerica's operating expenses of $303.2 million for the nine months ended June 30, 2002 reflect a 2% decrease from pro forma operating expenses of $308.9 million in the prior-year period. As a percentage of operating revenue, operating expenses were reduced to 27.29% in the quarter ended June 30, 2002 from 29.76% in the prior-year quarter, and to 27.85% in the nine months ended June 30, 2002 from 30.53% in the prior-year period; the percentage reductions are due to several factors, including the aforementioned shift in customer mix towards the workers' compensation business, consolidation of technology platforms, the consolidation or sale of several pharmacies, and a reduction in bad debt expense.

                   PharMerica's operating income of $21.8 million for the quarter ended June 30, 2002 reflects a 28% increase compared to pro forma operating income of $17.0 million in the prior-year quarter. As a percentage of operating revenue, operating income was 5.82% in the quarter ended June 30, 2002, an increase of 79 basis points from 5.03% in the prior-year quarter. PharMerica's operating income of $60.6 million for the nine months ended June 30, 2002 reflects a 21% increase compared to pro forma operating income of $50.2 million in the prior-year period. As a percentage of operating revenue, operating income was 5.57% in the nine months ended June 30, 2002, an increase of 61 basis points from 4.96% in the prior-year period. The improvements over the prior-year quarter and nine-month operating income percentages were due to the aforementioned reductions in the operating expense ratio, which were greater than the reductions in gross profit margin. The improvements were primarily driven by the workers' compensation business, which has a higher operating margin than the long-term care business.

Intersegment Eliminations

                   These amounts represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Liquidity and Capital Resources

                   The following table sets forth the Company's debt structure at June 30, 2002, including availability under revolving credit agreements and receivables securitization facilities (in thousands):

	Outstanding Balance	Additional Availability

Fixed-Rate Debt:
8 1/8% senior notes due 2008	$500,000	$-
AmeriSource 5% convertible subordinated notes due 2007	300,000	-
Bergen 7 3/8% senior notes due 2003	150,773	-
Bergen 7 1/4% senior notes due 2005	99,735	-
PharMerica 8 3/8% senior subordinated notes due 2008	124,578	-
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	-

Total fixed-rate debt	1,183,511	-

Variable-Rate Debt:
Revolving credit facility	-	938,015
Term loan facility	300,000	-
AmeriSource receivables securitization financing due 2004	-	400,000
Bergen receivables securitization financing due 2005	-	450,000
Blanco revolving credit facility	55,000	-

Total variable-rate debt	355,000	1,788,015

Total debt, including current portion	$1,538,511	$1,788,015

                   The Company's working capital usage fluctuates widely during the year, generally peaking in the second fiscal quarter due to seasonal inventory buying requirements and buy-side purchasing opportunities. During the second quarter of fiscal 2002, the Company's highest utilization was 79% of the aggregate availability under its revolving credit facility and receivables securitization facilities, which are described below.

                   The Company has a $1.3 billion senior secured credit agreement (the "Senior Credit Agreement") with a syndicate of lenders. The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the "Revolving Facility") and a $300 million term loan facility (the "Term Facility"), both maturing in August 2006. The Term Facility has scheduled maturities on a quarterly basis beginning on December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company's debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. Currently, the rate is 1.5% over LIBOR or .50% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.0 million at June 30, 2002). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company's debt ratings ranging from .25% to .50% of the unused availability. Currently, the rate is .375%. The Senior Credit Agreement contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. The Company can choose to repay or reduce its commitments under the Senior Credit Agreement at any time.

                   At June 30, 2002, there were no borrowings under the AmeriSource $400 million receivables securitization facility. The facility expires in May 2004 and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. In order to borrow available amounts under this securitization facility, a back-up 364 day liquidity facility is required to be in place. The current liquidity facility expires in May 2003 and the Company expects to renew it through the expiration date. The $450 million Bergen securitization facility expires in December 2005, and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points. In December 2001, the Company temporarily had increased its availability under the Bergen facility to $600 million through June 29, 2002. On June 30, 2002, the availability under the Bergen facility was reduced back to $450 million. At June 30, 2002, there were no borrowings under the Bergen receivables securitization financing. The receivables securitization facilities represent financing vehicles utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that are accounted for as financing transactions under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

                   In connection with the Merger, the Company assumed Bergen's Capital I Trust (the "Trust"), a wholly-owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% trust originated preferred securities (SM) (TOPrS(SM)) (the "Trust Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen's 7.80% subordinated deferrable interest notes due June 30, 2039 (the "Subordinated Notes"). The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company. Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security. The Trust Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004.

                   The Company's most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed- and variable-rate debt. At June 30, 2002, the Company had approximately $1.2 billion of fixed-rate debt with a weighted average interest rate of 7.2% and $355 million of variable-rate debt with a weighted average interest rate of 3.6%. The amount of variable-rate debt fluctuates during the year based on the Company's working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at June 30, 2002. For every $100 million of unhedged variable-rate debt outstanding, a 36 basis-point increase in interest rates (one-tenth of the average variable rate at June 30, 2002) would increase the Company's annual interest expense by $.36 million.

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

                   Following is a summary of the Company's contractual obligations for future principal payments on its debt and preferred securities, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at June 30, 2002 (in thousands):

	Payments Due by Period

	Total	Within 1 year	1-3 years	4-5 years	After 5 years

Debt	$1,536,909	$250,000	$135,000	$220,000	$931,909

Company-obligated mandatorily
redeemable preferred securities
of subsidiary trust	300,000	-	-	-	300,000

Operating leases	129,854	40,750	52,142	25,311	11,651

Other commitments	10,000	4,000	6,000	-	-

Total	$1,976,763	$294,750	$193,142	$245,311	$1,243,560

                   The debt and preferred securities amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen's obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

                   In addition, the Company's $150 million 7 3/8% senior notes, which are due in January 2003, and its Puerto Rican subsidiary's $55 million revolving credit facility, which expires in late May 2003, are included in the Within One Year column in the above repayment table. However, these two borrowings are not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at June 30, 2002 because the Company has the ability and intent to refinance them on a long-term basis. The Company presently intends to replace the 7 3/8% senior notes by issuing new term debt in late calendar year 2002. If the Company decides not to issue new term debt, the Company believes it will have adequate availability under its Senior Credit Agreement, which expires in August 2006, to finance the retirement of the 7 3/8% senior notes. Additionally, borrowings under the Puerto Rican facility are secured by a standby letter of credit under the Senior Credit Agreement, and therefore the Company is effectively financing this debt on a long-term basis through that arrangement.

                   Other commitments represent a future minimum payment of $10 million, as described in Note 2 to the Company's consolidated financial statements, relating to the Company's acquisition of a physician management consulting company. The Company has paid $5 million for a 20% equity interest and currently expects to pay an additional $40 million, including $30 million contingent upon the entity's ability to achieve defined earnings targets, for its 100% equity ownership in the entity. The $30 million of contingent payments are not reflected in the above table. Additionally, as described in Note 10 to the Company's consolidated financial statements, the AutoMed agreement and plan of merger provides for contingency payments not to exceed $55 million, to be made based on AutoMed achieving defined earnings targets through the end of calendar 2004. The AutoMed contingency payments may be made in cash and or Company common stock at the discretion of the Company, and are not reflected in the above table.

                   During the nine months ended June 30, 2002, the Company's operating activities generated $128.1 million in cash. This positive operating cash flow was the result of $250.0 million of net income and $103.5 million of non-cash items affecting net income. There was a $225.4 million negative cash flow effect from changes in operating assets and liabilities during the nine months primarily due to an increase in merchandise inventories of $117.6 million, an increase in accounts and notes receivable of $26.3 million and a decrease in accounts payable, accrued expenses and income taxes of $80.2 million. The increase in merchandise inventories reflects inventory required to support the strong revenue increase, as well as inventory purchased to take advantage of buy-side gross profit opportunities including manufacturer price increases and negotiated deals. Accounts and notes receivable, before changes in the allowance for doubtful accounts, were relatively consistent to the balance at September 30, 2001, despite higher revenues in the third quarter of fiscal 2002 than in the fourth quarter of fiscal 2001, primarily due to lower days sales outstanding in both the Pharmaceutical Distribution and PharMerica segments as a result of continued emphasis on receivable management at the local level. The decrease in accounts payable, accrued expenses and income taxes is principally due to the timing of payments to vendors. Operating cash uses during the nine months ended June 30, 2002 included $84.0 million in interest payments and $88.8 million in income tax payments, net of refunds.

                   During the nine months ended June 30, 2001, the Company's operating activities used $253.8 million in cash. Such cash usage primarily resulted from an increase in merchandise inventories of $391.6 million and an increase in accounts and notes receivable of $71.5 million, offset in part by an increase in accounts payable, accrued expenses and income taxes of $77.2 million. Merchandise inventories were increased to support a 20% operating revenue increase, including new Novation business. Operating cash uses during the nine months ended June 30, 2001 included $31.5 million in interest payments and $26.0 million in income tax payments, net of refunds.

                   Capital expenditures for the nine months ended June 30, 2002 were $40.6 million and relate principally to investments in warehouse improvements, information technology and warehouse automation. Capital expenditures are expected to be approximately $60 million to $70 million for the year ending September 30, 2002.

                   During the nine months ended June 30, 2002, the Company used cash of $13.1 million to purchase an initial equity interest in one business and additional equity interests in four other businesses, all of which related to the Pharmaceutical Distribution segment. The Company also invested an additional $4.5 million in January 2002 to acquire the majority of the remaining equity interest in a pharmaceutical distribution services entity in which the Company previously had a 19.9% ownership interest. Accordingly, the operating results of this entity have been included in the Company's consolidated financial statements beginning with the acquisition date. The inclusion of the entity's operating results did not have a significant impact on consolidated revenues or net income in the quarter and the nine-month period ended June 30, 2002.

                   During the nine months ended June, 2001, the Company sold the net assets of one of its specialty products distribution facilities for approximately $13.0 million and recognized a gain of approximately $0.5 million.

                   During the nine months ended June 30, 2002, the Company made net repayments of $37.0 million on its receivables securitization facilities. The Company repaid debt of $23.1 million during the nine-month period, principally consisting of $20.6 million for the retirement of Bergen's 7% debentures pursuant to a tender offer which was required as a result of the Merger. The first quarter cash distribution of $5.9 million on the Trust Preferred Securities was paid on December 31, 2001. The second and third quarter cash distributions of $5.9 million were paid on April 1, 2002 and July 1, 2002, respectively, since the quarter-end payment dates were not business days.

                   A dividend of $0.025 was declared by the board of directors on October 31, 2001, and was paid on December 3, 2001 to stockholders of record at the close of business on November 19, 2001. A dividend of $0.025 was declared on January 30, 2002, and was paid on March 1, 2002 to stockholders of record at the close of business on February 21, 2002. A dividend of $0.025 was declared on April 24, 2002, and was paid on June 3, 2002 to stockholders of record at the close of business on May 20, 2002. A dividend of $0.025 was declared on July 24, 2002, and is payable on September 3, 2002 to stockholders of record at the close of business on August 19, 2002.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Recently-Issued Accounting Standards

                   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. The Company accounted for the Merger in accordance with SFAS No. 141.

                   As of October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which revises the accounting and financial reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the Merger in fiscal 2001. In fiscal 2002, the Company has discontinued the amortization of all goodwill. Had the Company not amortized goodwill during fiscal 2001, net income for the quarter and nine months ended June 30, 2001 would have been approximately $0.2 million and $0.7 million higher than the respective reported amounts, and diluted earnings per share would have been unchanged from the reported amount for the quarter and $0.01 higher than the reported amount for the nine months. Pursuant to SFAS No. 142, the Company was required to complete an initial impairment test of goodwill within six months of adopting the standard, with any impairment charges recorded as a cumulative effect of a change in accounting principle. The Company completed its initial impairment test in the quarter ended March 31, 2002 and determined that no impairment existed. The Company will complete its annual impairment test in the fourth quarter of fiscal 2002.

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

                   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses the financial accounting and reporting for costs associated with exit or disposal activities. These costs relate to termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract, and costs to consolidate facilities or relocate employees. The standard will be effective for exit costs or disposal activities initiated after December 31, 2002, although early adoption is encouraged. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Forward-Looking Statements

                   Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management's views with respect to future financial and operating results and the benefits and other aspects of the merger between AmeriSource Health Corporation and Bergen Brunswig Corporation. Various factors, including competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, regulatory changes, changes in customer mix, changes in pharmaceutical manufacturers' pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships, could cause actual results to differ materially from those in forward-looking statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

See discussion under "Liquidity and Capital Resources" in Item 2 above.

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.)
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.)

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K during the three months ended June 30, 2002.

[	COVER	]	||	[	TABLE OF CONTENTS	]

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

August 14, 2002