Form 10-K
period 2002-09-30
AMERISOURCEBERGEN CORP
filed 2002-12-24
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ]                                                                  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Non-affiliates of AmerisourceBergen Corporation, as of December 2, 2002, held 104,659,799 shares of voting stock. The registrant’s voting stock is traded on the New York Stock Exchange under the trading symbol “ABC.” The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based upon the closing price of such stock on the New York Stock Exchange on December 2, 2002 and the assumption for this computation only that all directors and executive officers of the registrant are affiliates) was $6,262,842,372.

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of December 2, 2002 was 106,944,474.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III—Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART I

PART I

ITEM 1.     BUSINESS

AmerisourceBergen Corporation (“AmerisourceBergen” or the “Company”) is a leading wholesale distributor of pharmaceutical products and related healthcare services and solutions in the United States. We distribute a full line of products, including pharmaceuticals, proprietary medicines, cosmetics, toiletries, personal health products, sundries and home healthcare supplies and equipment. We provide services to acute care hospitals and health systems, independent retail pharmacies, alternate site customers (physicians’ offices and clinics, skilled nursing facilities, mail-order facilities, assisted living centers and patients with chronic illnesses) and national and regional retail pharmacy chains located throughout the United States. We believe we are the largest distributor of pharmaceuticals to the acute care hospital and health systems market and one of the largest wholesalers of pharmaceuticals and specialty healthcare products to the independent retail pharmacy market. We also distribute pharmaceuticals to long-term care and workers’ compensation patients and provide product distribution, logistics, pharmacy management programs, pharmacy automation, consulting services and internet fulfillment services designed to reduce costs and improve patient outcomes.

Industry Overview

We have benefited from the significant growth of the full service wholesale drug industry in the United States. According to an independent third party provider of information to the pharmaceutical and healthcare industry, industry sales grew from approximately $73 billion in 1995 to an estimated $196 billion in 2002 and are expected to grow to approximately $287 billion in 2005.

The factors contributing to the growth of the full service drug industry in the United States, and other favorable industry trends, include:

Aging Population.     The number of individuals over age 55 in the United States grew from approximately 52 million in 1990 to approximately 59 million in 2000 and is projected to increase to more than 75 million by the year 2010. This age group suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total healthcare expenditures in the United States.

Introduction of New Pharmaceuticals.     Traditional research and development as well as the advent of new research, production and delivery methods, such as biotechnology and gene research and therapy, continue to generate new compounds and delivery methods that are more effective in treating diseases. These compounds have been responsible for significant increases in pharmaceutical sales. We believe ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry.

Increased Use of Outpatient Drug Therapies.     In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe drug therapy has had a beneficial impact on overall healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for approximately 10% of overall healthcare costs, and manufacturers’ emphasis on research and development is expected to continue the introduction of cost-effective drug therapies.

Rising Pharmaceutical Prices.     Consistent with historical trends, we believe pharmaceutical price increases will continue to equal or exceed the overall Consumer Price Index. We believe these increases will be due in large part to the relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the development, clinical testing and U.S. Food and Drug Administration (“FDA”) approval of new products.

Expiration of Patents for Brand Name Pharmaceuticals.     A significant number of patents for widely-used brand name pharmaceutical products will expire during the next several years. These products are expected to be marketed by generic manufacturers and distributed by us. We consider this a favorable trend because generic products have historically provided a greater gross profit margin opportunity than brand name products.

The Company

AmerisourceBergen was formed in connection with the merger between AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”), which was consummated in August 2001 (the “Merger”). As a result of the Merger, we are the largest pharmaceutical services company in the United States that is dedicated solely to the pharmaceutical supply chain.

We currently serve our customers throughout the United States and Puerto Rico through a geographically diverse network of distribution centers. We are typically the primary source of supply for pharmaceutical and related products to our customers. We offer a broad range of solutions to our customers and suppliers designed to enhance the efficiency and effectiveness of their operations, allowing them to improve the delivery of healthcare to patients and consumers and to lower overall costs in the pharmaceutical supply chain.

Strategy

Our business strategy is anchored in national pharmaceutical distribution and services, reinforced by the value-added healthcare solutions we provide our customers and suppliers. This focused strategy has significantly expanded our businesses and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

•
Continue Growth in Existing Markets.     We believe we are well-positioned to continue to grow in our existing markets by: (i) providing superior distribution services to our customers and suppliers, which is reflected in the high rankings we have achieved in customer surveys; (ii) delivering value-added solutions which improve the efficiency and competitiveness of both customers and suppliers, allowing the pharmaceutical supply channel to better deliver healthcare to patients and consumers; (iii) maintaining our low-cost operating structure to ensure that our services are priced competitively in the marketplace; and (iv) maintaining our decentralized operating structure to respond to customers’ needs more quickly and efficiently.

•
Expand Growth Opportunities through Healthcare Solutions for Customers.     We are continually enhancing our services and packaging these services into programs designed to enable customers to improve sales and compete more effectively. These solutions also increase customer loyalty and strengthen our overall role in the pharmaceutical supply channel. They include: iECHO® and iBergen, our proprietary internet-based ordering systems; Family Pharmacy® and Good Neighbor Pharmacy®, which enable independent community pharmacies and small chain drugstores to compete more effectively through access to pharmaceutical benefit and merchandising programs, disease management services and pharmaceutical care programs, and best-priced generic product purchasing services; Pharmacy Healthcare Solutions, which provides hospital pharmacy consulting designed to improve operational efficiencies; AmerisourceBergen Specialty Group, which delivers a comprehensive supply of disease-state based products in oncology, nephrology, vaccines, injectables and plasma to a variety of healthcare providers; American Health Packaging, which delivers unit dose, punch card and unit-of-use packaging for institutional and retail pharmacy customers; and Rita Ann, our cosmetics distributor. We also have pursued enhancements to our services and programs through acquisitions, including the following:

➢
AutoMed Technologies, Inc.     In July 2002, we acquired AutoMed Technologies, Inc. (“AutoMed”), a leading provider of automated pharmacy dispensing equipment with annual revenues of approximately $60 million, for approximately $120 million in cash. The transaction also provides for contingent payments of up to $55 million based on AutoMed achieving defined earnings targets through the end of calendar 2004. We have the option to make these payments, if any, in cash or in shares of our common stock.

➢
Bridge Medical, Inc.     In November 2002, we signed a definitive agreement to purchase Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, for approximately $27 million. The agreement also provides for contingent payments of up to a maximum of $55 million based on Bridge achieving defined earnings targets through the end of calendar 2004. We expect to close this transaction before the end of the fiscal quarter ending March 31, 2003, subject to the completion of regulatory approvals, and intend to pay the base purchase price and any contingent amounts primarily in shares of our common stock.

➢
US Bioservices Corporation.     In December 2002, we signed a definitive agreement to acquire US Bioservices Corporation (“US Bioservices”), a national pharmaceutical services provider focused on the management of high-cost complex therapies and reimbursement support, for approximately $160 million. The agreement also provides for contingent payments of up to $30 million in cash based on US Bioservices achieving defined earnings targets through the end of the first quarter of calendar 2004. Both the base purchase price and the contingent payments are subject to potential adjustments at closing. We have agreed to issue approximately 2.4 million shares of our common stock upon the closing of the transaction. We expect to close this transaction before the end of the fiscal quarter ending March 31, 2003, subject to the completion of regulatory approvals and filings.

•
Expand Growth Opportunities through Healthcare Solutions for Our Suppliers.     We have been developing solutions for suppliers to improve the efficiency of the healthcare supply chain. Programs for suppliers to assist with rapid new product launches, promotional and marketing services to accelerate product sales, custom packaging and product data reporting are examples of value-added solutions we currently offer. We believe these services will continue to expand, further contributing to our revenue and income growth. We also intend to acquire companies that deliver complementary value-added products and services to our existing customers and suppliers, which will further enhance our position in the pharmaceutical supply chain.

•
Improve Operating and Capital Efficiencies.     We believe we have one of the lowest operating cost structures among our major national competitors. We have developed merger integration plans to consolidate our existing distribution facility network and establish new, more efficient distribution centers. More specifically, our plan is to have a distribution facility network consisting of 30 facilities in the next four to five years. We plan to accomplish this by building six new facilities, expanding seven facilities, closing 27 facilities and implementing a new warehouse operating system. We closed seven facilities during fiscal 2002. We also intend to further reduce operating expenses as a percentage of revenue by eliminating duplicate administrative functions. These measures are designed to reduce operating costs, provide greater access to financing sources and reduce the cost of capital. In addition, we believe we will continue to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility.

Operations

Operating Structure.     We operate in two segments: Pharmaceutical Distribution, primarily our wholesale and specialty drug distribution business, and PharMerica, our institutional pharmacy business.

Pharmaceutical Distribution.     The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, alternate care and mail order facilities, and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management, pharmacy automation and information services to its customers. ABSG sells specialty pharmaceutical products and services to physicians, clinics and other providers in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

We principally distribute a full line of brand name and generic pharmaceuticals and over-the-counter medications throughout the United States and Puerto Rico. These products are sold to institutional pharmacies including hospitals, clinics, doctors’ offices, and mail order pharmacies and retail pharmacies such as independent community pharmacies and national and regional drugstore and food merchandising chain stores.

Our core wholesale drug distribution business is organized into seven regions across the United States. Unlike our more centralized competitors, we are structured as an organization of locally managed profit centers. We believe that the delivery of healthcare is local and, therefore, the management of each distribution facility has responsibility for its own customer service and financial performance. These facilities utilize the Company’s corporate staff for national/regional account management, marketing, data processing, financial, procurement, human resources, legal and executive management resources, and corporate coordination of asset and working capital management.

PharMerica.    PharMerica is a leading national provider of institutional pharmacy services in long-term care and alternate care settings. PharMerica also provides mail-order pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs.

PharMerica’s institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the distribution of those products to residents in long-term care facilities. Unlike hospitals, most long-term care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as PharMerica, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. PharMerica’s pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, PharMerica provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services.

PharMerica’s network of 128 pharmacies, which includes pharmacies at customer sites, covers a geographic area that includes over 80% of the nation’s institutional/long-term care beds. Each PharMerica pharmacy typically serves customers within a 150-mile radius. PharMerica’s workers’ compensation business provides pharmaceutical claims administration and mail-order distribution. PharMerica’s services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor’s administrative costs.

Sales and Marketing.    Our wholesale drug distribution business has approximately 500 sales professionals organized regionally and specialized by customer type. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. In addition, a specially trained group of telemarketing representatives makes regular contact with customers regarding special promotions. Our corporate marketing department designs and develops the AmerisourceBergen array of value-added customer solutions. Tailored to specific customer groups, these programs can be further customized at the distribution facility level to adapt to local market conditions. Corporate sales and marketing also serves national account customers through close coordination with local distribution centers.

Facilities.    Each of our distribution facilities carries an inventory suited to the needs of the local market. The efficient distribution of small orders is possible through the extensive use of automation and modern warehouse techniques. These include computerized warehouse product location, routing and inventory replenishment systems, gravity-flow racking, mechanized order selection and efficient truck loading and routing. We typically deliver our products to our customers on a daily basis primarily utilizing contract carriers. Night product picking operations in our distribution facilities have further reduced delivery time. Orders are generally delivered in less than 24 hours.

The following table presents certain information regarding our full-service pharmaceutical distribution centers for the fiscal year ended 2002 and AmeriSource and Bergen full-service pharmaceutical distribution centers on a pro forma combined basis for fiscal years 1998 through 2001:

	Fiscal year ended September 30,
	2002	2001	2000	1999	1998
	(dollars in millions; square feet in thousands)
Operating revenue	$36,981	$31,779	$28,165	$24,340	$21,482
Number of Rx distribution facilities	44	51	54	55	54
Average operating revenue/ Rx distribution facility	$840	$623	$522	$443	$398
Total square feet (Rx distribution facilities)	5,219	5,599	5,736	5,765	5,591
Average revenue/square foot (in whole dollars) (Rx distribution facilities)	$7,086	$5,676	$4,910	$4,222	$3,842

Customers and Markets.    We have a diverse customer base that includes acute care hospitals, health systems, independent community pharmacies, mail order pharmacies, alternate site facilities, and national and regional retail drugstore chains, including pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our customers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, allowing them to improve the delivery of healthcare to patients and consumers. During fiscal 2002, operating revenue for our Pharmaceutical Distribution segment was comprised of a sales mix of 53% institutional and 47% retail.

Sales to the federal government (including sales under separate contracts with different departments and agencies of the federal government) represented 9% of our operating revenue in fiscal 2002. In addition, we have contracts with group purchasing organizations (“GPOs”) which represent a concentration of buying power among multiple healthcare providers. Loss of a major federal government customer or GPO could lead to a significant reduction in revenue, as could the loss of one or more of our significant individual customers. However, other than the federal government, we have no individual customer that accounted for more than 5% of our fiscal 2002 operating revenue. Including the federal government, our top ten customers represented approximately 32% of operating revenue during fiscal 2002. Our revenues generated from sales to Merck-Medco Managed Care LLC in fiscal 2002 were 11% of total revenue and 99% of bulk deliveries to customer warehouses.

Suppliers.    We obtain pharmaceutical and other products from a number of manufacturers, none of which accounted for more than approximately 9% of purchases in fiscal 2002. The five largest suppliers in fiscal 2002 accounted for approximately 37% of purchases. We have not experienced difficulty in purchasing desired products from suppliers in the past. We currently have agreements with many of our suppliers which, among other provisions, generally require us to maintain an adequate quantity of a supplier’s products in inventory. The majority of contracts with suppliers are terminable upon 30 days notice by either party. The loss of certain suppliers could adversely affect our business if alternate sources of supply were unavailable. We believe that our relationships with our suppliers are good. Supplier relationships help us to generate gross profit in several ways, including cash discounts for prompt payments, inventory buying opportunities, rebates, vendor program arrangements, negotiated deals and other promotional opportunities. In the future, suppliers may not continue to offer such programs or opportunities in the same form or at the current levels.

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

We operate our full service pharmaceutical distribution facilities on two different centralized management information systems. One is the former AmeriSource system and the other is the former Bergen system. We continue to integrate the systems into the former Bergen system, while maintaining our customers’ ability to access the system through the order-entry system used by either company.

We plan to continue to make system investments to further improve our information capabilities and meet our customer and operational needs. Currently, we are expanding our electronic interface with suppliers and now electronically process a substantial portion of our purchase orders, invoices and payments. We also intend to implement a new warehouse operating system which, if successful, will improve our productivity and operating leverage.

Competition

We engage in the wholesale distribution of pharmaceuticals and related healthcare solutions in a highly competitive environment. We compete with both national and regional distributors. Our national competitors include Cardinal Health, Inc. and McKesson Corporation. In addition, we compete with local distributors, direct-selling manufacturers, warehousing chain drugstores and other specialty distributors. Competitive factors include value-added service programs, product offerings, price, service and delivery, credit terms, and customer support.

PharMerica’s competitors principally include national institutional pharmacies and long-term care company-owned captive pharmacies. We believe that the competitive factors most important in PharMerica’s lines of business are quality and range of service offered, pricing, reputation with referral sources, ease of doing business with the provider, and the ability to develop and maintain relationships with referral sources. One of PharMerica’s competitors is significantly larger than PharMerica. In addition, there are relatively few barriers to entry in the local markets served by PharMerica and it may encounter substantial competition from local market entrants. PharMerica competes with numerous billing companies in connection with the portion of its business that electronically adjudicates workers’ compensation claims for payors.

Intellectual Property

We use a number of trademarks, trade names and service marks in the course of our business. All of the principal trademarks and service marks used in the course of our business have been registered in the United States or are the subject of pending applications for registration.

We have developed various proprietary products, processes, software and other intellectual property that are used either to facilitate the conduct of our business or that are made available as products or services to customers. We generally seek to protect such intellectual property through a combination of trade secret, patent and copyright laws and through confidentiality and other contractually imposed protections.

We hold patents and have patent applications pending that relate to certain of our products and services, particularly in the area of automated dispensing of pharmaceuticals. We pursue patents for our proprietary intellectual property from time to time as appropriate. Although we believe that our patents do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Employees

As of September 30, 2002, we employed approximately 13,700 persons, of which approximately 12,500 were full-time employees. Approximately 7% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Government Regulation

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state boards of pharmacy regulate the distribution of pharmaceutical products and controlled substances, requiring wholesale distributors of these substances to register for permits, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. The FDA, DEA and state pharmacy boards have broad enforcement powers, including their ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these regulations. We have received all necessary regulatory approvals and believe that we are in substantial compliance with all applicable wholesale distribution requirements.

We and/or our customers are subject to fraud and abuse laws which preclude, among other things, (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid and (b) physicians from making referrals to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. The operations of our PharMerica segment are particularly subject to these laws and regulations.

Under the Prospective Payment System (“PPS”) for Medicare patients in skilled nursing facilities, PPS pays a federal daily rate for virtually all covered skilled nursing facility services. Under PPS, PharMerica’s skilled nursing facility customers are not able to pass through to Medicare their costs for certain products and services provided by PharMerica. Instead, PPS provides PharMerica’s customers a federal daily rate to cover the costs of all eligible goods and services provided to Medicare patients, which may include certain pharmaceutical and other goods and services provided by PharMerica. Since the amount of skilled nursing facility Medicare reimbursement is limited by PPS, facility customers have an increased incentive to negotiate with PharMerica to minimize the costs of providing goods and services to patients covered under Medicare. PharMerica continues to bill skilled nursing facilities on a negotiated fee schedule.

PharMerica’s reimbursements for pharmaceuticals provided under state Medicaid programs are also subject to government regulation. Since mid-2000, PharMerica has experienced the negative impact of two regulatory events which reduced reimbursements under state Medicaid programs, and it is expected that such lower reimbursements will continue into future years. The first event was the announcement by approximately 34 states of a significant reduction in Average Wholesale Price reimbursement levels for certain intravenous drugs provided to Medicaid beneficiaries. The second event was the Center for

Medicare and Medicaid Services’ reduction of Federal Upper Limit prices, which are used to set the reimbursement levels for numerous drugs dispensed to Medicaid beneficiaries.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intensive scrutiny and subject to fundamental changes. We cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on us.

Health Information Practices

The Health Information Portability and Accountability Act of 1996 (“HIPAA”) and the regulations promulgated thereunder by the U.S. Department of Health and Human Services set forth health information standards in order to protect security and privacy in the exchange of individually identifiable health information. Significant criminal and civil penalties may be imposed for violation of these standards. We are in the process of implementing a HIPAA compliance program. We expect to be compliant in time to meet the deadlines set forth in the HIPAA Regulations.

Certain Risk Factors

The following discussion describes certain risk factors that we believe could affect our business and prospects. These risk factors are in addition to those set forth elsewhere in this report.

We may not realize all of the anticipated benefits of the Merger.

The success of the Merger will depend in part on our ability to realize the anticipated synergies of $150 million per year by the end of fiscal 2004 and growth opportunities from integrating the businesses of AmeriSource and Bergen. Our success in realizing these synergies and growth opportunities, and the timing of this realization, depends on the successful integration of AmeriSource’s and Bergen’s operations. Even if we are able to integrate the business operations of AmeriSource and Bergen successfully, we cannot assure you that this integration will result in the realization of the full benefits of the synergies and growth opportunities that we currently expect to result from this integration or that these benefits will be achieved within the anticipated time frame. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated and the benefits from the merger may be offset by costs incurred in integrating the companies.

Intense competition may erode our profit margins.

The wholesale distribution of pharmaceuticals and related healthcare services is highly competitive. We compete primarily with the following: national wholesale distributors of pharmaceuticals such as Cardinal Health, Inc. and McKesson Corporation; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers who distribute their products directly to customers; and other specialty distributors.

Competitive pressures have contributed to a decline in our pharmaceutical distribution segment gross profit margins on operating revenue from 4.7% on a combined basis in fiscal 1997 to 3.9% in fiscal 2002. This trend may continue and our business could be adversely affected as a result.

The changing United States healthcare environment may impact our revenue and income.

Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care, cuts in Medicare funding affecting our healthcare provider customer base, consolidation of competitors, suppliers and customers, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our income.

Our operating results and/or financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect.

We expect to continue to acquire companies as an element of our growth strategy. Acquisitions are among the ways by which we seek to expand our presence in strategically important markets and to expand the breadth and scope of our ancillary business and service offerings. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, many of which will not proceed beyond the assessment, discussion and/or negotiation stages. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.

Acquisitions involve numerous risks and uncertainties. If we complete one or more acquisitions, our business, results of operations and financial condition may be adversely affected by a number of factors, including: the failure of the acquired businesses to achieve the results we have projected in either the near term or the longer term; the assumption of unknown liabilities; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; the failure to achieve the strategic objectives of these acquisitions; and other unforeseen difficulties.

We anticipate that we will finance acquisitions in the foreseeable future at least partly by the issuance of additional common stock. The use of equity financing for acquisitions will dilute the ownership percentage of our then current stockholders.

ITEM 2.    PROPERTIES

As of September 30, 2002, we conducted our business from office and operating unit facilities at owned and leased locations throughout the United States and Puerto Rico. In the aggregate, our facilities occupy approximately 7.5 million square feet of office and warehouse space which is either owned or leased under lease agreements which expire through 2010.

Our 44 full service pharmaceutical distribution facilities range in size from approximately 39,000 square feet to 231,500 square feet, with an aggregate of approximately 5.2 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Georgia, Hawaii, Illinois, Kentucky, Massachusetts, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Texas, Utah and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Indiana, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, Ohio, Oklahoma, Tennessee, Texas and Virginia. We consider our operating properties to be in satisfactory condition. The leases expire through 2009. See Improve Operating and Capital Efficiencies on Page 5 for a discussion of our facility consolidation and expansion plan.

As of September 30, 2002, our PharMerica operations were located in 115 leased locations ranging in size from approximately 150 square feet to 89,000 square feet and have a combined area of approximately 1.1 million square feet. The leases expire through 2010.

As of September 30, 2002, the other business units within the Pharmaceutical Distribution segment (our specialty group, our pharmaceutical repackaging businesses and our other operations) were located in twenty-seven leased locations and one owned location. The locations range in size from approximately 2,000 square feet to 153,000 square feet and have a combined area of approximately 821,000 square feet. The leases expire through 2007.

We own and lease an aggregate of approximately 310,000 square feet of general and executive offices in Chesterbrook, Pennsylvania and Orange, California, and lease approximately 28,000 square feet of data processing offices in Montgomery, Alabama. The leases expire through 2010.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves from time to time based on its periodic assessment of the potential outcomes of pending matters. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others, the Company does not believe that the resolution of currently pending matters (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. (See Note 12 to the Consolidated Financial Statements.)

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. As of September 30, 2002, the Company has an accrued liability of $0.9 million that represents the current estimate of costs to remediate the site considering the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the actual liability in the future.

Proposition 65

In October 2001, the Center for Environmental Health filed a lawsuit against the Company’s Bergen Brunswig Drug Company subsidiary (“BBDC”), now known as AmerisourceBergen Drug Corporation, and several other defendants. The complaint alleged violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. The Company tendered its defense to the manufacturer of its private label medicines. In January 2002, the California Attorney General served an amended complaint against BBDC and several of the defendants covering the same products and asserting similar allegations and damages. On January 29, 2002, the State filed a motion to consolidate the two actions in San Francisco County Superior Court. The Company has answered the amended complaints. Settlement discussions are ongoing.

Contract Dispute

In January 2002, BBDC was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. The complaint, which includes claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. The Company has answered the remaining counts of the complaint and the parties have served each other with discovery requests and discovery is ongoing.

PharMerica Matters

In November 1998 and February 1999, two putative securities class actions were filed in federal court against the Company’s PharMerica subsidiary and certain individuals. These cases were later consolidated. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaint, which includes claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleges that defendants made various material misrepresentations and omissions in connection with an alleged violation of generally accepted accounting principles and the withholding of information related to the costs associated with certain acquisitions. In September 2002, defendants’ motion to dismiss was granted. The plaintiffs are not expected to appeal the dismissal.

Prior to the acquisition of PharMerica by Bergen, the United States Department of Health and Human Services (“HHS”), during the course of a Medicare audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to certain nursing homes in 1997 and 1998. PharMerica has learned that HHS auditors alleged that during the 1997-1998 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. In June 2000, the government sued Sensitive Care, a former chain of thirteen

Texas nursing homes, alleging that Sensitive Care filed false claims for Medicare reimbursement. Because Sensitive Care has filed for bankruptcy, the government’s case has been filed in bankruptcy court as a creditor’s claim. In its answer to the government’s lawsuit, Sensitive Care has denied liability and has brought a third-party complaint alleging that PharMerica is liable for any false claims liabilities that may be imposed against Sensitive Care under an indemnification clause contained in the pharmacy services contracts between PharMerica and the nursing homes Sensitive Care formerly operated. PharMerica denies that it has any liability for fraudulent billings that Sensitive Care, an independent third-party organization, may have submitted to the government. However, PharMerica has entered into preliminary settlement discussions in the interest of expeditiously resolving this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the quarter ended September 30, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 29, 2001, the Company’s Common Stock has been traded on the New York Stock Exchange under the trading symbol “ABC.” Prior to August 29, 2001, AmeriSource Health Corporation Class A Common Stock was traded on the New York Stock Exchange under the trading symbol “AAS.” As of December 2, 2002, there were 2,431 record holders of the Company’s Common Stock. The following table sets forth the high and low closing sale prices of AmeriSource Class A Common Stock and the Company’s Common Stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low
Year Ended 9/30/01
First Quarter	$52.6250	$40.6875
Second Quarter	57.6500	42.0625
Third Quarter	61.7200	48.3899
Fourth Quarter	70.9499	54.6300
Year Ended 9/30/02
First Quarter	71.3000	55.1000
Second Quarter	70.0500	56.8000
Third Quarter	82.2600	66.0700
Fourth Quarter	73.2800	57.8000

The Company paid its first quarterly dividend, a cash dividend of $0.025 per share on Common Stock, on December 3, 2001. Dividends of $0.025 per share were paid on March 1, 2002, June 3, 2002 and September 3, 2002. A dividend of $0.025 per share was declared by the board of directors on October 30, 2002, and was paid on December 2, 2002 to stockholders of record at the close of business on November 18, 2002. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

ITEM 6.    SELECTED FINANCIAL DATA

On August 29, 2001, AmeriSource and Bergen merged to form the Company. The Merger was accounted for as an acquisition of Bergen under the purchase method of accounting. Accordingly, the results of operations and the balance sheet information in the table below reflect only the operating results and financial position of AmeriSource for fiscal years ended September 30, 2000 and prior. The financial data for the fiscal year ended September 30, 2001 reflects the operating results for the full year of AmeriSource and approximately one month of Bergen, and the financial position of the combined company. The following table should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	Fiscal year ended September 30,
	2002(a)	2001(b)	2000(c)	1999(d)	1998(e)
	(amounts in thousands, except per share amounts)
Operating revenue	$40,240,714	$15,822,635	$11,609,995	$9,760,083	$9,373,482
Bulk deliveries to customer warehouses	4,994,080	368,718	35,026	47,280	129,555

Total revenue	45,234,794	16,191,353	11,645,021	9,807,363	9,503,037
Gross profit	2,024,474	700,118	519,581	473,065	461,897
Operating expenses	1,306,046	440,742	317,456	314,063	322,966
Operating income	718,428	259,376	202,125	159,002	138,931
Income before extraordinary items	344,941	123,796	99,014	70,915	46,030
Net income	344,941	123,796	99,014	67,466	46,030
Earnings per share—diluted(f):
Income before extraordinary items	3.16	2.10	1.90	1.38	.91
Net income	3.16	2.10	1.90	1.31	.91
Cash dividends declared per common share	$0.10	$—	$—	$—	$—
Weighted average common shares outstanding—diluted	112,228	62,807	52,020	51,683	50,713
Balance Sheet:
Cash and cash equivalents and restricted cash	$663,340	$297,626	$120,818	$59,497	$90,344
Accounts receivable—net	2,222,156	2,142,663	623,961	612,520	509,130
Merchandise inventories	5,437,878	5,056,257	1,570,504	1,243,153	954,010
Property and equipment—net	282,578	289,569	64,962	64,384	67,955
Total assets	11,213,012	10,291,245	2,458,567	2,060,599	1,726,272
Accounts payable	5,367,837	4,991,884	1,584,133	1,175,619	947,016
Long-term debt, including current portion(g)	1,817,313	1,874,379	413,675	559,127	540,327
Stockholders’ equity	3,316,338	2,838,564	282,294	166,277	75,355
Total liabilities and stockholders’ equity	11,213,012	10,291,245	2,458,567	2,060,599	1,726,272

(a)	Includes $14.6 million of merger costs, net of income tax benefit of $9.6 million.
(b)
Includes $8.0 million of merger costs, net of income tax benefit of $5.1 million, $6.8 million of costs related to facility consolidations and employee severance, net of income tax benefit of $4.1 million, and a $1.7 million reduction in an environmental liability, net of income taxes of $1.0 million.

(c)	Includes a $0.7 million reversal of costs related to facility consolidations and employee severance, net of income taxes of $0.4 million.
(d)
Includes $9.3 million of costs related to facility consolidations and employee severance, net of income tax benefit of $2.4 million, and $2.7 million of merger costs, net of income tax benefit of $0.5 million.

(e)
Includes $11.2 million of merger costs, net of income tax benefit of $7.2 million, and $5.1 million of costs related to facility consolidations and employee severance, net of income tax benefit of $3.2 million.

(f)
Includes the amortization of goodwill, net of income taxes, during fiscal 1998 through fiscal 2001. Had the Company not amortized goodwill, diluted earnings per share would have been $0.02 higher in fiscal 2001 and fiscal 2000 and unchanged in fiscal 1999 and fiscal 1998.

(g)	Debt includes company-obligated mandatorily redeemable preferred securities of subsidiary trust.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.

The Company

AmerisourceBergen Corporation (the “Company”) is a leading national wholesale distributor of pharmaceutical products and related healthcare services and solutions with approximately $40 billion in annual operating revenue. The Company was formed in connection with the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”), which was consummated on August 29, 2001 (the “Merger”).

The Company is organized based upon the products and services it provides to its customers. The Company’s operating segments have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, AutoMed Technologies, Inc. and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management, pharmacy automation and information services to its customers. ABSG sells specialty pharmaceutical products and services to physicians, clinics and other providers in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

The PharMerica segment consists solely of the Company’s PharMerica operations. PharMerica provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, and residential living communities. It also provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors.

Impact of the Merger

The Merger was accounted for as an acquisition of Bergen under the purchase method of accounting using the guidelines for business combinations issued by the Financial Accounting Standards Board (see Note 2 to the Consolidated Financial Statements). Under the purchase method of accounting, the estimated cost of approximately $2.4 billion to acquire Bergen, including transaction costs, was allocated to its underlying net assets based on their respective estimated fair values. The $2.3 billion excess of the purchase price over the estimated fair value of the tangible net assets acquired was recorded as goodwill and intangible assets.

Comparative Pro Forma Information for Fiscal 2001

The Company’s fiscal 2001 results include a full year of AmeriSource’s results and approximately one month of Bergen’s results. In order to enhance comparability to the fiscal 2002 results, we have included pro forma information for fiscal 2001 results of operations. For purposes of this discussion, pro forma refers to the combined results of AmeriSource and Bergen for fiscal 2001 and are not intended to be consolidated financial statements of AmerisourceBergen prepared in accordance with accounting principles generally accepted in the United States, and do not represent the consolidated results as if the Merger had occurred at the beginning of fiscal 2001. In addition, they are not necessarily indicative of the actual results which might have occurred had the operations and management of AmeriSource and Bergen been combined at the beginning of fiscal 2001. The following information also includes the results of operations for the year ended September 30, 2001 on a pro forma basis by reportable segment.

To further improve the comparability between fiscal years, the pro forma combined information for the year ended September 30, 2001 excludes amortization of goodwill (see Note 1 to the Consolidated Financial Statements) and reflects the full allocation of Bergen’s former Corporate segment to the Company’s Pharmaceutical Distribution and PharMerica segments.

Such pro forma information and the related discussion is limited to the line items comprising operating income. Due to the changes in the Company’s debt structure which occurred in connection with the Merger, pro forma combined interest expense for fiscal 2001 would not be directly comparable to the Company’s fiscal 2002 interest expense.

AmerisourceBergen Corporation
Summary Segment Information

	Operating Revenue Fiscal year ended September 30,
	Actual 2002	Actual 2001	Pro forma 2001(1)	Actual % Change	Pro forma % Change
	(dollars in thousands)
Pharmaceutical Distribution	$39,539,858	$15,770,042	$33,985,611	151%	16%
PharMerica	1,475,028	116,719	1,350,008	1,164%	9
Intersegment Eliminations	(774,172)	(64,126)	(736,309)		5

Total	$40,240,714	$15,822,635	$34,599,310	154%	16%

	Operating Income Fiscal year ended September 30,
	Actual 2002	Actual 2001	Pro forma 2001(1)	Actual % Change	Pro forma % Change
	(dollars in thousands)
Pharmaceutical Distribution	$659,208	$274,209	$551,827	140%	19%
PharMerica	83,464	6,472	68,856	1,190%	21
Merger costs, facility consolidations and employee severance, and environmental remediation (“special items”)	(24,244)	(21,305)	(21,305)

Total	$718,428	$259,376	$599,378	177%	20%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.87%	4.19%	4.13%
Operating expenses	2.20%	2.45%	2.51%
Operating income	1.67%	1.74%	1.62%

PharMerica
Gross profit	33.49%	34.06%	35.24%
Operating expenses	27.83%	28.51%	30.14%
Operating income	5.66%	5.55%	5.10%

AmerisourceBergen Corporation
Gross profit	5.03%	4.42%	5.44%
Operating expenses(2)	3.25%	2.79%	3.70%
Operating income(2)	1.79%	1.64%	1.73%

(1)	Represents the combination of AmeriSource Health Corporation’s and Bergen Brunswig Corporation’s financial information.
(2)	Includes merger costs in fiscal 2002. Includes merger costs, the cost of facility consolidations and employee severance, and environmental remediation in fiscal 2001.

Year ended September 30, 2002 compared with Year ended September 30, 2001

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the fiscal year ended September 30, 2002 increased 154% to $40.2 billion from $15.8 billion in the prior fiscal year. This increase is primarily due to increased operating revenue in the Pharmaceutical Distribution segment as a result of the Merger. Operating revenue increased 16% from $34.6 billion in the prior fiscal year on a pro forma combined basis. This increase is primarily due to the 16% increase in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. As a result of the Merger, bulk deliveries increased to $5.0 billion in the fiscal year ended September 30, 2002 compared to $368.7 million in the prior fiscal year. Revenue from bulk deliveries increased 10% versus $4.5 billion in the prior fiscal year on a pro forma combined basis. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact to the Company’s cash flows due to favorable timing between the customer payments to us and the payments by us to our suppliers. Substantially all of the Company’s bulk deliveries were made to Merck-Medco Managed Care LLC.

Gross profit of $2,024.5 million in the fiscal year ended September 30, 2002 reflects an increase of 189% from $700.1 million in the prior fiscal year on a historical basis and an increase of 8% from $1,880.7 million in the prior fiscal year on a pro forma combined basis. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2002 was 5.03%, as compared to prior-year percentages of 4.42% on a historical basis and 5.44% on a pro forma combined basis. The increase in the gross profit percentage from prior fiscal year historical results was primarily due to the inclusion of PharMerica in the current year. PharMerica, due to the nature of its prescription fulfillment business, has significantly higher gross margins and operating expense ratios than the Company’s Pharmaceutical Distribution segment. The decrease in gross profit percentage in comparison with the prior fiscal year pro forma combined percentage reflects declines in both the Pharmaceutical Distribution and PharMerica segments due to changes in customer mix and competitive selling price pressures.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1,281.8 million in the fiscal year ended September 30, 2002 reflects an increase of 206% compared to $419.4 million in the prior fiscal year on a historical basis and an increase of 2% compared to $1,260.1 million in the prior fiscal year on a pro forma combined basis. As a percentage of operating revenue, DSAD&A in the fiscal year ended September 30, 2002 was 3.19%, as compared to prior fiscal year percentages of 2.65% on a historical basis and 3.64% on a pro forma combined basis. The increases in the DSAD&A percentage from the prior fiscal year historical results were primarily due to the inclusion of PharMerica in the current year, as explained above. The decrease in the DSAD&A percentage from the prior fiscal year pro forma combined ratio reflects improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes, operational efficiencies and benefits from the merger integration effort.

In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of the third year following the Merger. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next four to five years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2002, the Company closed seven distribution facilities and is planning to close an additional six facilities in fiscal 2003.

In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, consisting of six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the Merger purchase price allocation.

During the fiscal year ended September 30, 2002, the Company announced further integration initiatives relating to the closure of Bergen’s repackaging facility and the elimination of certain Bergen administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $19.2 million, which included $15.8 million of severance for approximately 310 employees to be terminated, $1.6 million for lease cancellation costs, and $1.8 million for the write-down of assets related to the facilities to be closed, resulted in additional goodwill being recorded during fiscal 2002.

During the fiscal year ended September 30, 2002, seven distribution facilities and the repackaging facility were closed, and 355 employees were terminated. The Company paid a total of $15.6 million for employee severance and lease and contract cancellation costs with respect to its integration initiatives during fiscal 2002. Remaining unpaid amounts of $9.1 million for employee severance and lease obligations are included in accrued expenses and other in the accompanying consolidated balance sheet at September 30, 2002. Severance for some employees will be paid over periods of up to eighteen months after their respective termination dates.

In September 2002, the Company announced the first of its six facility closures planned for fiscal 2003. In December 2002, the Company announced the second and third of the planned facility closures. Employee severance and lease cancellation costs related to the fiscal 2003 facility closures will be recognized in accordance with the new provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which the Company elected to adopt early in September 2002. Employee severance costs will generally be expensed during the employee service period and lease cancellation and other costs will generally be expensed when the Company enters into a contractual obligation. The Company expects to incur charges of approximately $10 million to $12 million relating to these efforts in fiscal 2003. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

In connection with the Merger, the Company expensed merger costs in the fiscal year ended September 30, 2002 of $24.2 million, consisting primarily of integration consulting fees of $16.6 million. The merger costs also include a $2.1 million increase to the Company’s fourth quarter fiscal 2001 charge of $6.5 million relating to the accelerated vesting of AmeriSource stock options. Total merger costs in fiscal 2001 amounted to $13.1 million, primarily consisting of consulting fees and the accelerated stock option vesting charge. Additional merger costs, including integration and employee retention costs, will be charged to expense in subsequent periods when incurred.

Operating income of $718.4 million for the fiscal year ended September 30, 2002 reflects an increase of 177% from $259.4 million in the prior fiscal year. Special items had the effect of reducing the Company’s operating income in the fiscal year ended September 30, 2002 and 2001 by $24.2 million and $21.3 million, respectively. The Company’s operating income as a percentage of operating revenue was 1.79% in the fiscal year ended September 30, 2002, as compared to prior-year percentages of 1.64% on a historical basis and 1.73% on a pro forma combined basis. The improvements are due to the aforementioned DSAD&A expense percentage reductions more than offsetting the reductions in gross margin.

Equity in losses of affiliates and other was $5.6 million and $10.9 million in fiscal 2002 and fiscal 2001, respectively. The fiscal 2002 amount principally reflects an impairment of the Company’s investment in a healthcare technology company. The majority of the fiscal 2001 amount represents the impact of the Company’s investment in Health Nexus, LLC, which was accounted for on the equity method. The Company’s percentage ownership in the successor to Health Nexus, LLC fell below 20% in November 2001, and this investment is now accounted for using the cost method.

Interest expense, which includes the distributions on preferred securities of a subsidiary trust, increased 194% in the fiscal year ended September 30, 2002 to $140.7 million compared to $47.9 million in the prior fiscal year, primarily as a result of the Merger. Average borrowings under the Company’s debt facilities during the fiscal year ended September 30, 2002 were $2.2 billion as compared to average borrowings of $746 million in the prior fiscal year. Average borrowing rates under the Company’s variable-rate debt facilities decreased to 3.5% in the current fiscal year from 6.2% in the prior fiscal year, due to lower market interest rates.

Income tax expense of $227.1 million in the fiscal year ended September 30, 2002 reflects an effective tax rate of 39.7% versus 38.3% in the prior fiscal year. The tax rate for fiscal 2002 was higher than the prior fiscal year’s tax rate as a result of the Merger.

Net income of $344.9 million for the fiscal year ended September 30, 2002 reflects an increase of 179% from $123.8 million in the prior fiscal year. Diluted earnings per share of $3.16 in the fiscal year ended September 30, 2002 reflects a 50% increase as compared to $2.10 per share in the prior fiscal year. Special items had the effect of reducing net income and diluted earnings per share for the fiscal year ended September 30, 2002 by $14.6 million and $0.13, respectively and for the fiscal year ended September 30, 2001 by $13.1 million and $0.21, respectively. Diluted earnings per share for the fiscal year ended September 30, 2002 reflects the full-year impact of the shares issued to effect the Merger.

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $39.5 billion for the fiscal year ended September 30, 2002 increased 151% from $15.8 billion in the prior fiscal year on a historical basis and increased 16% from $34.0 billion in the prior fiscal year on a pro forma combined basis. During the fiscal year ended September 30, 2002, 53% of operating revenue was from sales to institutional customers and 47% was from retail customers; this compares to a customer mix in the prior fiscal year of 53% institutional and 47% retail on a historical basis and 52% institutional and 48% retail on a pro forma combined basis. In comparison with prior fiscal year pro forma combined results, sales to institutional customers increased by 19% primarily due to higher revenues from mail order facilities, ABSG’s specialty pharmaceutical business and alternate site facilities. Sales to retail customers increased 14% over the prior fiscal year on a pro forma combined basis, principally due to higher revenues from regional drug store chains, including the pharmacy departments of supermarkets. This segment’s growth largely reflects national industry economic conditions, including increases in prescription drug usage and higher pharmaceutical prices. Operating revenue increased 18% in the first half of the year and 14% in the second half of the year when compared to the same periods in the prior year on a pro forma combined basis as the Company reached the April 2002 anniversary date of the addition of a large mail order customer. Future operating revenue growth may be impacted by customer consolidation and competition within the industry, as well as by industry growth rates. Industry growth rates, as estimated by IMS Healthcare, Inc., are expected to be between 11% and 14% over the next four years, reflecting the impact of $35 billion of brand name drug patent expirations expected between 2001 and 2005 and a slowdown in the introduction of significant new drugs in 2003.

Pharmaceutical Distribution gross profit of $1,530.5 million in the fiscal year ended September 30, 2002 increased 132% from $660.4 million in the prior fiscal year on a historical basis and increased 9% from $1,405.0 million in the prior fiscal year on a pro forma combined basis. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2002 was 3.87%, as compared to prior fiscal year percentages of 4.19% on a historical basis and 4.13% on a pro forma combined basis. The year-to-year declines reflect the net impact of a number of factors, including the change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset, in part, by higher buy-side margins than in the prior year. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that increases in the buy-side component of the gross margin, including benefits derived from manufacturer price increases and negotiated deals, will be available in the future to fully or partially offset the anticipated decline. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $871.3 million in the fiscal year ended September 30, 2002 increased 126% from $386.2 million in the prior fiscal year on a historical basis and increased 2% from $853.1 million in the prior fiscal year on a pro forma combined basis. As a percentage of operating revenue, operating expenses in the fiscal year ended September 30, 2002 were 2.20%, as compared to prior-year percentages of 2.45% on a historical basis and 2.51% on a pro forma combined basis. These decreases in expense percentages reflect the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process and the continued emphasis on productivity throughout the Company’s distribution network.

Pharmaceutical Distribution operating income of $659.2 million in the fiscal year ended September 30, 2002 increased 140% from $274.2 million in the prior fiscal year on a historical basis and increased 19% from $551.8 million in the prior fiscal year on a pro forma combined basis. As a percentage of operating revenue, operating income was 1.67% in the fiscal year ended September 30, 2002, as compared to prior-year percentages of 1.74% on a historical basis, and 1.62% on a pro forma combined basis. The improvement over the prior-year pro forma combined percentage was due to a reduction in the operating expense ratio, which was greater than the reduction in gross profit margin. The reduction of the operating expense ratio was partially due to the Company’s ability to capture synergy cost savings from the Merger. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned and result in the desired synergies.

PharMerica Segment

The PharMerica segment was acquired in connection with the Merger and the historical amounts for the fiscal year ended September 30, 2001 are comprised of only one month of PharMerica’s operating results. Accordingly, the discussion below focuses all comparisons with the prior-year on a pro forma combined basis.

PharMerica’s operating revenue increased 9% for the fiscal year ended September 30, 2002 to $1.48 billion compared to $1.35 billion in the prior fiscal year. This increase is principally attributable to growth in PharMerica’s workers’ compensation business, which has grown at a faster rate than its long-term care business.

PharMerica’s gross profit of $494.0 million for the fiscal year ended September 30, 2002 increased 4% from gross profit of $475.8 million in the prior fiscal year. PharMerica’s gross profit margin declined to 33.49% for the fiscal year ended September 30, 2002 from 35.24% in the prior fiscal year. This decrease is primarily the result of a change in the sales mix, with a greater proportion of PharMerica’s current year revenues coming from its workers’ compensation business, which has lower gross profit margins and lower operating expenses than its long-term care business. In addition, industry competitive pressures continue to adversely affect gross profit margins.

PharMerica’s operating expenses of $410.5 million for the fiscal year ended September 30, 2002 increased 1% from operating expenses of $406.9 million in the prior fiscal year. As a percentage of operating revenue, operating expenses were reduced to 27.83% in the fiscal year ended September 30, 2002 from 30.14% in the prior fiscal year. The percentage reduction is due to several factors, including the aforementioned shift in customer mix towards the workers’ compensation business, consolidation of technology platforms, the consolidation or sale of several pharmacies, and a reduction in bad debt expense.

PharMerica’s operating income of $83.5 million for the fiscal year ended September 30, 2002 increased 21% compared to operating income of $68.9 million in the prior fiscal year. As a percentage of operating revenue, operating income was 5.66% in the fiscal year ended September 30, 2002, an increase of 56 basis points from 5.10% in the prior fiscal year. The year-to-year improvement in the operating income percentage was due to the aforementioned reductions in the operating expense ratio, which were greater than the reductions in gross profit margin.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

Year ended September 30, 2001 compared with Year ended September 30, 2000

The accompanying historical consolidated statement of operations and cash flows for fiscal 2000 and the consolidated balance sheet as of September 30, 2000, reflect only the results of AmeriSource, as predecessor to the Company. As a result, the Company’s historical operating results and cash flows for fiscal 2000 and the Company’s financial position as of September 30, 2000 are not comparable to fiscal 2001 because of the Merger. Fiscal 2001 results include a full year of AmeriSource and approximately one month of Bergen’s results. Accordingly, in order to enhance comparability, the following discussion of results of operations includes pro forma revenue information. For purposes of this discussion, pro forma refers to the combined results of AmeriSource and Bergen in each respective fiscal year.

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

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. As a result of the Merger, bulk deliveries increased to $368.7 million in fiscal 2001 from $35.0 million in fiscal 2000. Excluding the impact from the Merger, bulk deliveries would have decreased to $1.1 million for fiscal 2001. On a pro forma combined basis, revenue from bulk deliveries of $4.5 billion in fiscal 2001 increased 7% versus the prior year. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins.

Gross profit of $700.1 million in fiscal 2001 increased by 35% as compared to the prior year. As a percentage of operating revenue, the gross profit in fiscal 2001 was 4.42% as compared to 4.48% in the prior year. The decline in gross profit percentage was primarily the result of a 29 basis point decrease in the Pharmaceutical Distribution segment, which was offset, in part, by the impact of the inclusion of one month of PharMerica’s results. PharMerica, due to the nature of its prescription fulfillment business, has significantly higher gross margins and operating expense ratios than the Company’s Pharmaceutical Distribution segment. Excluding the impact of the Merger, gross profit increased 12% for the full fiscal year, and as a percentage of operating revenue was 4.16% in fiscal 2001 as compared to 4.48% in the prior year.

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

In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually at the end of the third year following the Merger. The Company intends to reduce the number of distribution facilities from 51 at September 30, 2001, to approximately 30 over the next four to five years and announced plans to close seven facilities in fiscal 2002. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to these plans, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Accrued expenses of $7.1 million related to this charge are included in the consolidated balance sheet at September 30, 2001.

In connection with its acquisition of Bergen, the Company incurred merger costs of $13.1 million in fiscal 2001, consisting primarily of consulting fees of $5.6 million and a $6.5 million charge for the accelerated vesting of AmeriSource stock options.

The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, remediation and ongoing monitoring costs. During fiscal 2001, environmental reserves of $2.7 million were reversed into income based on a new engineering analysis prepared by outside consultants that was completed in September 2001. The remaining liability of $1.0 million at September 30, 2001, is reflected in other liabilities in the accompanying consolidated balance sheet. This accrued liability represents the current estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the actual liability in the future.

During fiscal 2000, severance accruals of $1.1 million relating to the fiscal 1999 facility consolidation and 1998 restructuring efforts were reversed into income after employees expected to be severed either left the Company before receiving their benefits or were retained in other positions within the Company.

Operating income of $259.4 million for the year ended September 30, 2001 increased by 28% from the prior year, primarily due to the 36% increase in operating income from the Pharmaceutical Distribution segment and the inclusion of one month of PharMerica’s results due to the Merger, offset in part by the merger costs and employee severance and facility consolidation costs.

Equity in losses of affiliates and other were $10.9 million in fiscal 2001 and $0.6 million in fiscal 2000. These results primarily reflect the full-year impact of the Company’s equity investment in HealthNexis, LLC that was accounted for on the equity method and the write-down of the Company’s investment in a technology company. HealthNexis, LLC subsequently merged with the Global Health Exchange LLC in November 2001.

Interest expense of $47.9 million in fiscal 2001 represents an increase of 14% compared to the prior year. This increase is primarily attributable to the impact of the Merger offset by the positive impact of $300.0 million of 5% fixed-rate convertible notes issued by the Company in December of 2000 and a decrease of approximately 50 basis points in average borrowing rates under the Company’s variable-rate debt facilities, which more than offset the increase in average levels of debt. Excluding the impact of the Merger and the related refinancings described below, average borrowings during the year ended September 30, 2001 were $614 million as compared to average borrowings of $612 million in the prior year.

Income tax expense of $76.9 million in fiscal 2001 reflected an effective tax rate of 38.3% versus 38.0% in the prior fiscal year. This slight increase in the effective rate reflects the inclusion of one month of Bergen’s operating results.

Net income of $123.8 million represents an increase of 25% over the prior year. Special items had the effect of reducing net income for the fiscal year ended September 30, 2001 by $13.1 million and increased net income for the fiscal year ended September 30, 2000 by $0.7 million. Diluted earnings per share increased 11% to $2.10 per share as compared to $1.90 per share in the prior year. Diluted earnings per share for fiscal 2001 includes the impact of the shares issued to effect the Merger and the shares assumed issued under the 5% convertible subordinated notes.

Segment Information

Pharmaceutical Distribution Segment

Operating revenue for the Pharmaceutical Distribution segment for the fiscal year ended September 30, 2001 increased 36% to $15.8 billion from $11.6 billion in the prior fiscal year. Excluding the impact of the Merger, operating revenue increased 20%. During the year ended September 30, 2001, 53% of operating revenue was from sales to institutional customers and the remaining 47% was from retail customers. In fiscal 2000, the customer mix was 51% institutional and 49% retail. During the year ended September 30, 2001, sales to institutional customers increased 42% and sales to retail customers increased 29%. Excluding the impact of the Merger, institutional operating revenue increased 26% and retail operating revenue increased 14%. The increase in institutional operating revenue was primarily due to revenue growth with the Novation group purchasing organization (“GPO”) and the Veterans Administration as well as significant increases in the alternate site customer group. During calendar 2000, members of the Novation GPO went through a distributor selection process and, as a result, the Company added over $500 million in annualized operating revenue in fiscal 2001. Operating revenue from the Veterans Administration accounted for approximately 30% of total institutional operating revenue. Alternate site sales increased 54% during fiscal 2001 due to the full-year impact of a mail order customer added in the third quarter of the prior year which accounted for 20% of the increase. In addition, numerous new alternate site accounts were added during the year. The increase in retail operating revenue was consistent with overall industry growth rates.

In the Pharmaceutical Distribution segment, gross profit of $660.4 million in fiscal 2001 increased by 27% as compared to the prior year. As a percentage of operating revenue, the gross profit in fiscal 2001 was 4.19% as compared to 4.48% in the prior year. The year-to-year decline reflects the net impact of a number of factors including the change in customer mix to a higher level of larger institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset, in part, by higher buy-side margins than in the prior year. Gross profit was adversely impacted in fiscal 2001 by a $5.6 million write down of inventory, primarily related to the Company’s decision to exit the designer fragrance business at its cosmetic distribution subsidiary.

Total operating expenses increased 21% in the Pharmaceutical Distribution segment to $386.2 million, primarily as a result of the Merger. As a percentage of operating revenue, operating expenses decreased to 2.45% in fiscal 2001 from 2.74% in the prior year. This decrease reflects the changing customer mix described above, and efficiencies of scale, as well as the continued elimination of costs and productivity improvements throughout the Company’s distribution network.

Total operating income increased 36% in the Pharmaceutical Distribution segment to $274.2 million. As a percentage of operating revenue, operating income was 1.74% in fiscal 2001 and 1.73% in the prior year, reflecting the net effect of the decline in gross margins offset by the reduction in operating expenses discussed above.

PharMerica Segment

The PharMerica segment was acquired in connection with the Merger and its operating revenue of $116.7 million and operating income of $6.5 million for the year ended September 30, 2001 reflects approximately one month of operating results. On a pro forma combined basis, PharMerica’s fiscal 2001 operating revenue increased 6% to $1.35 billion from $1.27 billion in the prior year.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

Critical Accounting Policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

Allowance for Doubtful Accounts

Trade receivables are primarily comprised of amounts owed to the Company through its pharmaceutical service activities and are presented net of an allowance for doubtful accounts. In determining the appropriate allowance, the Company considers a combination of factors, such as industry trends, its customers’ financial strength and credit standing, and payment and default history. The calculation of the required allowance requires a substantial amount of judgment as to the impact of these and other factors on the ultimate realization of its trade receivables.

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 96% and 97% of the Company’s inventories at September 30, 2002 and 2001, respectively, is determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $152.3 million and $91.7 million higher than the amounts reported at September 30, 2002 and 2001, respectively.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of October 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Accordingly, the Company ceased amortization of all goodwill and intangible assets with indefinite lives as of October 1, 2001. Intangible assets with finite lives, primarily customer lists and patents, will continue to be amortized over their useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of the Company’s reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment test in the fourth quarter of fiscal 2002 and determined that there was no impairment.

Stock Options

The Company has the choice to account for stock options using either Accounting Principles Board Opinion No. 25 (“APB 25”) or SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to use the accounting method under APB 25 and the related interpretations to account for its stock options. Under APB 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had the Company elected to use SFAS No. 123 to account for its stock options under the fair value method, it would have been required to record compensation expense and as a result, diluted earnings per share for the fiscal years ended September 30, 2002, 2001 and 2000 would have been lower by $0.10, $0.37, and $0.11, respectively. See Note 8 of “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at September 30, 2002, including availability under revolving credit facilities and receivables securitization facilities (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
Bergen 7 3/8% senior notes due 2003	$150,419	$—
Bergen 7 1/4% senior notes due 2005	99,758	—
8 1/8% senior notes due 2008	500,000	—
PharMerica 8 3/8% senior subordinated notes due 2008	124,532	—
AmeriSource 5% convertible subordinated notes due 2007	300,000	—
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	—
Bergen 7.80% trust preferred securities due 2039	275,288	—
Other	3,891	—

Total fixed-rate debt	1,462,313	—

Variable-Rate Debt:
Term loan facility due 2003 to 2006	300,000	—
Blanco revolving credit facility due 2003	55,000	—
Revolving credit facility due 2006	—	937,615
AmeriSource receivables securitization financing due 2004	—	400,000
Bergen receivables securitization financing due 2005	—	450,000

Total variable-rate debt	355,000	1,787,615

Total debt, including current portion	$1,817,313	$1,787,615

The Company’s working capital usage fluctuates widely during the year, generally peaking in the second fiscal quarter due to seasonal inventory buying requirements and buy-side purchasing opportunities. During the second quarter of fiscal 2002, the Company’s highest utilization was 79% of the aggregate availability under its revolving credit facility and receivables securitization facilities, which are described below. In fiscal 2003, the Company expects that its debt utilization will again be at its highest in the second quarter due to seasonal inventory buying requirements and buy-side purchasing opportunities.

In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the “7 1/4% Notes”). The 7 1/4% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7 1/4% Notes is payable semiannually in arrears, commencing May 15, 2003. The 7 1/4% Notes rank junior to the Senior Credit Agreement (defined below) and equal to the Company’s other senior unsecured notes outstanding as of September 30, 2002. The Company intends to use the net proceeds of the 7 1/4% Notes to repay $15 million of the term loan in December 2002 and $150 million in aggregate principal of the Bergen 7 3/8% senior notes due January 15, 2003. Additionally, the Company intends to redeem the PharMerica 8 3/8% senior subordinated notes due 2008 at a redemption price equal to 104.19% of the principal amount thereof. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $4.9 million of costs which were deferred and will be amortized over the ten year term of the notes.

In connection with the Merger, the Company issued $500 million of 8 1/8% senior notes due 2008 (the “8 1/8% Notes”) and entered into a $1.3 billion senior secured credit facility (the “Senior Credit Agreement”) with a syndicate of lenders. Proceeds from these facilities were used to: replace existing AmeriSource and Bergen revolving credit facilities; pay certain merger transaction fees and fees associated with the financings; redeem $184.6 million of PharMerica 8 3/8% senior subordinated notes due 2008 via a tender offer; and meet general corporate purposes. In addition, the Company assumed $405.3 million of fixed debt. During fiscal 2002, the Company redeemed all $20.6 million of the Bergen 7% convertible subordinated debentures due 2006 pursuant to a tender offer required as a result of the Merger.

The 8 1/8% Notes pay interest semiannually in arrears and rank junior to the Senior Credit Agreement. The 8 1/8% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium.

The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled maturities on a quarterly basis beginning December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. There were no borrowings outstanding under the Revolving Facility at September 30, 2002. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. Currently, the rate is 1.5% over LIBOR or .50% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.4 million at September 30, 2002). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company’s debt ratings ranging from .25% to .50% of the unused availability. Currently, the rate is .375%. The Senior Credit Agreement contains customary covenants and restrictions as described in Note 5 to the Consolidated Financial Statements. The Company can choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables sold into the AmeriSource and Bergen receivables securitization facilities (as described below), collateralize the Senior Credit Agreement.

In connection with the issuance of the 8 1/8% Notes and the Senior Credit Agreement, the Company incurred approximately $24.0 million of costs which were deferred and are being amortized over the term of the respective issues.

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

At September 30, 2002, there were no borrowings under the AmeriSource $400 million receivables securitization facility. The facility has an expiration date of May 2004 and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. In order to borrow available amounts under this securitization facility, a back-up 364-day liquidity facility is required to be in place. The current liquidity facility expires in May 2003, but the Company expects that it will be renewed through May 2004. The $450 million Bergen receivables securitization facility expires in December 2005, and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points. In December 2001, the Company temporarily increased its availability under the Bergen receivables securitization facility to $600 million through June 29, 2002. On June 30, 2002, the availability under the Bergen receivables securitization facility was reduced back to $450 million. In December 2002, the Company obtained an increase to its availability under the Bergen receivables securitization facility up to $700 million to fund discretionary inventory buying opportunities. The Bergen receivables securitization facility may be subject to termination in the event of a material adverse effect, among other things, on the financial condition, business, operations or prospects of AmerisourceBergen. If a termination were to occur, a cross-default might be triggered under the Senior Credit Agreement. Management believes that the likelihood of such a termination being triggered is remote. At September 30, 2002, there were no borrowings under either of the receivables securitization facilities. The receivables securitization facilities represent financing vehicles utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In connection with the Merger, the Company assumed Bergen’s Capital I Trust (the “Trust”), a wholly-owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% trust originated preferred securities (SM) (TOPrS(SM)) (the “Trust Preferred Securities”) at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen’s 7.80% subordinated deferrable interest notes due June 30, 2039 (the “Subordinated Notes”). The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The Trust Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company.

Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security. The Trust paid cash distributions of $23.4 million in during fiscal 2002. The Company, under certain conditions, may cause the Trust to defer the payment of distributions for successive periods of up to 20 consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly at an annual rate of 7.80%. Also during such periods, the Company may not declare or pay distributions on its capital stock; may not redeem, purchase or make a liquidation payment on any of its capital stock; and may not make interest, principal or premium payments on, or repurchase or redeem, any of its debt securities that rank equal with or junior to the Subordinated Notes.

The Company’s operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on indebtedness, finance Merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

Following is a summary of the Company’s contractual obligations for future principal payments on its debt and preferred securities, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at September 30, 2002 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,840,800	$265,819	$241,228	$101,229	$1,232,524
Operating leases	155,421	51,553	62,521	28,882	12,465
Other commitments	14,936	8,936	6,000	—	—

Total	$2,011,157	$326,308	$309,749	$130,111	$1,244,989

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen’s obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

In addition, the Company’s $150 million 7 3/8% senior notes, which are due in January 2003, and Blanco’s $55 million revolving credit facility, which expires in May 2003, are included in the “Within 1 year” column in the above repayment table. However, these two borrowings are not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2002 because the Company has the ability and intent to refinance them on a long-term basis as evidenced by the Company’s November 2002 issuance of $300 million of 7 1/4% senior notes due November 2012. Additionally, borrowings under the Puerto Rican facility are secured by a standby letter of credit under the Senior Credit Agreement, and therefore the Company is effectively financing this debt on a long-term basis through that arrangement.

Other commitments include a future minimum payment of $10 million, as described in Note 2 to the Company’s consolidated financial statements, relating to the Company’s acquisition of a physician management consulting company. The Company has paid $5 million for a 20% equity interest and currently expects to pay between $70 million and $80 million during fiscal years 2003 through 2005, of which $60 million to $70 million is contingent upon the entity’s ability to achieve defined earnings targets, for its 100% equity ownership in the entity. The contingent payments are not reflected in the above table. Additionally, as described in Note 2 to the Company’s consolidated financial statements, the AutoMed agreement and plan of merger provides for contingent payments not to exceed $55 million, to be made based on AutoMed achieving defined earnings targets through the end of calendar 2004. The AutoMed contingent payments may be made in cash and/or Company common stock at the discretion of the Company, and are not reflected in the above table.

In connection with its merger integration plans, the Company intends to build six new distribution facilities and expand seven others over the next 3 to 4 years. The Company has begun to enter into various commitments with third parties relating to site selection, purchase of land, design and construction of the new facilities. As of September 30, 2002, the Company has entered into $4.9 million of commitments relating to the construction of the new facilities. The facility commitments are included in Other Commitments in the above table. In December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for one of the facilities.

During the year ended September 30, 2002, the Company’s operating activities provided $535.9 million in cash as compared to $45.9 million of cash used in fiscal 2001. Cash provided by operations in fiscal 2002 was principally the result of $344.9 million of net income and $190.0 million of non-cash items affecting net income. Changes in operating assets and liabilities were only $1.0 million as a $362.2 million increase in merchandise inventories and a $133.6 million increase in accounts and notes receivable were offset primarily by a $514.1 increase in accounts payable, accrued expenses and income taxes. The increase in merchandise inventories reflects inventory required to support the strong revenue increase, as well as inventory purchased to take advantage of buy-side gross profit opportunities including opportunities associated with manufacturer price increases and negotiated deals. Inventory grew at a rate less than sales due to the consolidation of seven facilities in fiscal 2002 and improved inventory management. Accounts and notes receivable, before changes in the allowance for doubtful accounts, increased only 3%, despite the 16% increase in operating revenues, on a pro forma combined basis. During the fiscal year ended September 30, 2002, the Company’s days sales outstanding improved as a result of continued emphasis on receivables management at the local level. Days sales outstanding for the Pharmaceutical Distribution segment improved to 16.4 days in fiscal 2002 from 17.7 days in the prior year, on a pro forma combined basis. Days sales outstanding for the PharMerica segment improved to 43.5 days in fiscal 2002 from 53.4 days in the prior year, on a pro forma combined basis. The $376.0 million increase in accounts payable was primarily due to the merchandise inventory increase as well as the timing of payments to suppliers. Operating cash uses during the fiscal year ended September 30, 2002 included $137.9 million in interest payments, inclusive of the cash distributions on the Trust Preferred Securities, and $111.9 million in income tax payments, net of refunds.

During the year ended September 30, 2001, the Company’s operating activities used $45.9 million in cash as compared to $216.6 million cash generated in fiscal 2000. Cash used in operations in fiscal 2001 resulted from increases of $726.1 million in merchandise inventories and $151.6 million in accounts receivable partially offset by an increase in accounts payable, accrued expenses and income taxes of $613.3 million. The increase in merchandise inventories reflected necessary inventories to support the strong revenue increase, and inventory purchased to take advantage of buy-side gross profit margin opportunities including opportunities associated with manufacturer price increases and negotiated deals. Additionally, inventories at September 30, 2001 included safety stock purchased due to uncertainties regarding possible increased customer demands or disruptions in the supply stream as the result of the terrorist events of September 11, 2001. The increase in accounts payable, accrued expenses and income taxes is net of merger-related payments of approximately $58.8 million, primarily executive compensation payments made in August 2001.

During the year ended September 30, 2000, the Company’s operating activities generated $216.6 million in cash as compared to $3.0 million generated in fiscal 1999. Cash generation from operations in fiscal 2000 resulted from an increase of $416.0 million in accounts payable, accrued expenses and income taxes offset by increases in accounts receivable of $23.8 million and merchandise inventories of $327.4 million. The increase in accounts payable, accrued expenses and income taxes in excess of the increase in merchandise inventories was due to a 4% increase in days payable outstanding during the year due to the centralization of accounts payable processing and the timing of vendor purchases. Accounts receivable (net) increased only 2% despite the 19% revenue increase due to the change in customer mix to quicker-paying health systems customers and the collection of a disputed receivable. Merchandise inventories increased 26% reflecting the changes in customer mix and to support anticipated new customer contracts, including additional business with the Novation group purchasing organization, and seasonal buying opportunities.

The Company paid a total of $15.6 million, $2.9 million and $3.6 million of severance, contract, and lease cancellation and other costs in fiscal 2002, 2001 and 2000, respectively, related to the cost reduction plans discussed above. Severance accruals of $8.1 million and remaining contract and lease obligations of $1.0 million at September 30, 2002 are included in accrued expenses and other in the consolidated balance sheet.

Capital expenditures for the years ended September 30, 2002, 2001 and 2000 were $64.2 million, $23.4 million and $16.6 million, respectively, and relate principally to investments in warehouse improvements, information technology and warehouse automation. We have developed merger integration plans to consolidate our existing pharmaceutical distribution facility network and establish new, more efficient distribution centers. More specifically, our plan is to have a distribution facility network consisting of 30 facilities. We plan to accomplish this by building six new facilities, expanding seven facilities, closing 27 facilities and implementing a new warehouse operating system. Capital expenditures related to this plan are expected to be approximately $300 million to $350 million over the next 3 years. We anticipate that future cash flows from operations along with our existing availability under our revolving credit facility and receivables securitization facilities will be adequate to fund our merger integration plans. The Company estimates that it will spend approximately $100 million to $130 million for capital expenditures during fiscal 2003.

During fiscal 2002, the Company acquired AutoMed Technologies, Inc. for $120.4 million. The Company also acquired other smaller businesses for $15.8 million. Additionally, the Company purchased equity interests in various businesses for $4.1 million.

During fiscal 2001, the Company sold the net assets of one of its specialty products distribution facilities for approximately $13.0 million.

During fiscal 2000, the Company and three other healthcare distributors formed an Internet-based company that is an independent, commercially neutral healthcare product information exchange focused on streamlining the process involved in identifying, purchasing and distributing healthcare products and services. The Company contributed $1.2 million, $6.5 million and $3.7 million to the joint venture in fiscal 2002, 2001 and 2000, respectively, and its ownership interest of approximately 22% was accounted for under the equity method. This entity merged in November 2001 with the Global Health Exchange LLC, a similar venture, and the Company’s ongoing ownership interest in the Global Health Exchange LLC is 4%. Since then, the Company has accounted for its share of the joint venture using the cost method of accounting.

During the year ended September 30, 2002, the Company made net repayments of $37.0 million on its receivables securitization facilities. The Company also repaid debt of $23.1 million during the year, principally consisting of $20.6 million for the retirement of Bergen’s 7% debentures pursuant to a tender offer which was required as a result of the Merger. Cash provided by financing activities in fiscal 2001 primarily represents the net effect of borrowings to fund working capital requirements, the refinancing and merger costs described above. In fiscal 2000, cash used by financing activities represented net repayments of the Company’s revolving credit facility from cash provided by operations.

The Company paid its first quarterly dividend, a cash dividend of $0.025 per share on common stock, on December 3, 2001. Dividends of $0.025 per share were paid on March 1, 2002, June 3, 2002 and September 3, 2002. A dividend of $0.025 per share was declared by the board of directors on October 30, 2002, and was paid on December 2, 2002 to stockholders of record at the close of business on November 18, 2002. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed- and variable-rate debt. At September 30, 2002, the Company had approximately $1.5 billion of fixed-rate debt with a weighted average interest rate of 7.3% and $355 million of variable-rate debt with a weighted average interest rate of 3.5%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at September 30, 2002. For every $100 million of unhedged variable-rate debt outstanding, a 35 basis-point increase in interest rates (one-tenth of the average variable rate at September 30, 2002) would increase the Company’s annual interest expense by $0.35 million.

Recently-Issued Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” As of October 1, 2001, the Company adopted SFAS No. 142, which revised the accounting and financial reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the Merger in fiscal 2001. In fiscal 2002, the Company discontinued the amortization of all goodwill. Had the Company not amortized goodwill during fiscal 2001 and 2000, net income for the fiscal years ended September 30, 2001 and 2000 would have been approximately $0.9 million and $0.6 million higher than the reported amounts, respectively, and diluted earnings per share would have been $0.02 higher than the reported amount in each year. Pursuant to SFAS No. 142, the Company was required to complete an initial impairment test of goodwill within six months of adopting the standard, with any impairment charges recorded as a cumulative effect of a change in accounting principle. The Company completed its initial impairment test in the quarter ended March 31, 2002 and determined that no impairment existed. The Company completed its annual impairment test in the fourth quarter of fiscal 2002 and determined that no impairment existed.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard sets forth the accounting for the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard will be effective for the Company’s fiscal year 2003, although early adoption is permitted, and its provisions are generally to be applied prospectively. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring.” This standard addresses the financial accounting and reporting for costs associated with exit or disposal activities. These costs relate to termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract, and costs to consolidate facilities or relocate employees. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity’s commitment to a plan does not by itself create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for the initial liability. The standard will be effective for exit costs or disposal activities initiated after December 31, 2002, although early adoption is encouraged. The Company elected to adopt this standard in September 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended September 30, 2002. We have traditionally recognized certain costs associated with restructuring plans as of the date of commitment to the plan. The adoption of SFAS No. 146 could result in the deferral of recognition of such costs for restructuring plans from the date we commit to a plan to the date we actually incur the costs associated with a plan.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits and other aspects of the merger between AmeriSource Health Corporation and Bergen Brunswig Corporation. Various factors, including competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, regulatory changes, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Item 1 (Business) under the heading “Certain Risk Factors” and elsewhere in this report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant market risk is the effect of changing interest rates. See discussion in Item 7 on page 27.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
AmerisourceBergen Corporation

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Philadelphia, Pennsylvania
November 4, 2002, except for Note 16, as to
which the date is December 13, 2002

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	2001
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$663,340	$297,626
Accounts receivable, less allowance for doubtful accounts:
2002—$181,432; 2001—$188,586	2,222,156	2,142,663
Merchandise inventories	5,437,878	5,056,257
Prepaid expenses and other	26,263	15,956

Total current assets	8,349,637	7,512,502

Property and equipment, at cost:
Land	24,952	25,177
Buildings and improvements	134,394	129,436
Machinery, equipment and other	263,154	223,583

Total property and equipment	422,500	378,196
Less accumulated depreciation	139,922	88,627

Property and equipment, net	282,578	289,569

Other assets:
Goodwill	2,205,159	2,125,258
Deferred income taxes	12,400	22,326
Intangibles, deferred charges and other	363,238	341,590

Total other assets	2,580,797	2,489,174

TOTAL ASSETS	$11,213,012	$10,291,245

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30,
	2002	2001
	(in thousands, except share and per share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,367,837	$4,991,884
Accrued expenses and other	433,835	359,131
Current portion of long-term debt	60,819	2,468
Accrued income taxes	31,955	16,655
Deferred income taxes	205,071	162,315

Total current liabilities	6,099,517	5,532,453

Long-term debt, net of current portion	1,756,494	1,871,911
Other liabilities	40,663	48,317

Stockholders’ equity:
Common stock, $.01 par value—authorized: 300,000,000 shares; issued and outstanding: 2002: 106,581,837 shares; 2001: 103,544,519 shares	1,066	1,035
Additional paid-in capital	2,858,596	2,709,687
Retained earnings	462,619	128,178
Accumulated other comprehensive loss	(5,943)	(336)

Total stockholders’ equity	3,316,338	2,838,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,213,012	$10,291,245

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended September 30,
	2002	2001	2000
	(in thousands, except per share data)
Operating revenue	$40,240,714	$15,822,635	$11,609,995
Bulk deliveries to customer warehouses	4,994,080	368,718	35,026

Total revenue	45,234,794	16,191,353	11,645,021
Cost of goods sold	43,210,320	15,491,235	11,125,440

Gross profit	2,024,474	700,118	519,581
Operating expenses:
Distribution, selling and administrative	1,220,651	397,848	302,470
Depreciation	58,250	18,604	14,129
Amortization	2,901	2,985	1,980
Merger costs	24,244	13,109	—
Facility consolidations and employee severance	—	10,912	(1,123)
Environmental remediation	—	(2,716)	—

Operating income	718,428	259,376	202,125
Equity in losses of affiliates and other	5,647	10,866	568
Interest expense	140,734	47,853	41,857

Income before taxes	572,047	200,657	159,700
Income taxes	227,106	76,861	60,686

Net income	$344,941	$123,796	$99,014

Earnings per share:
Basic	$3.29	$2.16	$1.92

Diluted	$3.16	$2.10	$1.90

Weighted average common shares outstanding:
Basic	104,935	57,185	51,552
Diluted	112,228	62,807	52,020

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock and Other	Total
	(in thousands, except per share data)
September 30, 1999	$578	$266,737	$(94,632)	$—	$(6,406)	$166,277
Net income			99,014			99,014
Exercise of stock options	10	11,914				11,924
Tax benefit from exercise of stock options		4,893				4,893
Collections on ESOP note					186	186

September 30, 2000	588	283,544	4,382	—	(6,220)	282,294
Net income			123,796			123,796
Other comprehensive loss, net of tax benefit				(336)		(336)

Total comprehensive income						123,460

Exercise of stock options	13	30,822				30,835
Tax benefit from exercise of stock options		14,448				14,448
Retirement of treasury shares	(67)	(6,153)			6,220	—
Issuance of stock to effect Merger	501	2,301,160				2,301,661
Assumption of stock options in connection with Merger		78,251				78,251
Accelerated vesting of stock options		7,546				7,546
Amortization of unearned compensation from stock options		69				69

September 30, 2001	1,035	2,709,687	128,178	(336)	—	2,838,564
Net income			344,941			344,941
Additional minimum pension liability, net of tax benefit of $3,908				(5,943)		(5,943)
Change in unrealized loss on investments, net of tax of $212				336		336

Total comprehensive income						339,334

Cash dividends declared, $0.10 per share			(10,500)			(10,500)
Exercise of stock options	31	101,478				101,509
Tax benefit from exercise of stock options		43,488				43,488
Restricted shares earned by directors		233				233
Shares issued pursuant to a stock purchase plan		474				474
Accelerated vesting of stock options		2,413				2,413
Amortization of unearned compensation from stock options		823				823

September 30, 2002	$1,066	$2,858,596	$462,619	$(5,943)	$—	$3,316,338

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended September 30,
	2002	2001	2000
	(in thousands)
OPERATING ACTIVITIES
Net income	$344,941	$123,796	$99,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	58,250	18,604	14,129
Amortization, including amounts charged to interest expense	8,328	6,110	3,291
Provision for loss on accounts receivable	65,664	21,105	10,274
Loss on disposal of property and equipment	3,055	183	66
Equity in losses of affiliates and other	5,647	10,866	568
Provision for deferred income taxes	45,853	24,334	25,824
Write-downs of assets	—	2,355	—
Employee stock compensation	3,236	7,546	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and disposition:
Accounts and notes receivable	(133,629)	(151,602)	(23,811)
Merchandise inventories	(362,195)	(726,141)	(327,351)
Prepaid expenses and other	(11,649)	3,672	(1,323)
Accounts payable, accrued expenses, and income taxes	514,142	613,304	415,961
Other	(5,717)	14	(62)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	535,926	(45,854)	216,580

INVESTING ACTIVITIES
Capital expenditures	(64,159)	(23,363)	(16,619)
Cash acquired in Merger, less transaction costs	—	133,818	—
Cost of acquired companies, net of cash acquired	(136,223)	—	(3,032)
Purchase of equity interests in businesses	(4,130)	(6,642)	(3,660)
Collections on ESOP note receivable	—	—	186
Proceeds from sales of property and equipment	1,698	684	1,636
Proceeds from sale of a business	—	12,993	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(202,814)	117,490	(21,489)

FINANCING ACTIVITIES
Net repayments under revolving credit and receivables securitization facilities	(37,000)	(368,000)	(145,227)
Long-term debt borrowings	—	1,100,000	—
Long-term debt repayments	(23,119)	(625,376)	(225)
Deferred financing costs and other	1,712	(32,287)	(242)
Exercise of stock options	101,509	30,835	11,924
Cash dividends on Common Stock	(10,500)	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,602	105,172	(133,770)

INCREASE IN CASH AND CASH EQUIVALENTS	365,714	176,808	61,321
Cash and cash equivalents at beginning of year	297,626	120,818	59,497

CASH AND CASH EQUIVALENTS AT END OF YEAR	$663,340	$297,626	$120,818

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

Note 1.     Summary of Significant Accounting Policies

The Company is a wholesale distributor of pharmaceuticals and related healthcare products and services, and also provides pharmaceuticals to long-term care and workers’ compensation patients. For further information on the Company’s operating segments, see Note 13.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AmerisourceBergen Corporation and its wholly-owned subsidiaries (the “Company”) as of the dates and for the fiscal years indicated. All intercompany transactions and balances have been eliminated in consolidation.

The Company was formed in connection with the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”), which was consummated on August 29, 2001 (the “Merger”), as described further in Note 2. As a result of the Merger, AmeriSource and Bergen became wholly-owned subsidiaries of the Company. Effective October 1, 2002, the Company effected an internal reorganization merging several of its subsidiaries. In particular, Bergen was merged with and into AmeriSource and AmeriSource changed its name to AmerisourceBergen Services Corporation. In addition, Bergen Brunswig Drug Company was merged with and into AmeriSource Corporation and AmeriSource Corporation changed its name to AmerisourceBergen Drug Corporation.

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

Business Combinations

Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the dates of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition (see Note 2).

Cash Equivalents

The Company classifies highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents.

Concentrations of Credit Risk

The Company sells its merchandise inventories to a large number of customers in the health care industry, including independent community pharmacies, chain drugstores, mail order facilities, health systems and other acute-care facilities, and alternate site facilities such as clinics, nursing homes, and other non-acute care facilities. The financial condition of the Company’s customers, especially those in the health systems and nursing home sectors, can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.

The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the customer base is diverse and geographically widespread. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. For fiscal 2002, 2001 and 2000, sales to the Federal government, which are principally included in the Pharmaceutical Distribution segment, represented approximately 9%, 16% and 20%, respectively, of operating revenue. No other single customer accounted for more than 10% of the Company’s operating revenue. Revenues generated from the Company’s sales to Merck-Medco Managed Care LLC in fiscal 2002 were 11% of total revenue and 99% of bulk deliveries to customer warehouses.

The Company maintains cash balances and cash equivalents with several large creditworthy banks and money-market funds located in the United States. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company does not believe there is significant credit risk related to its cash and cash equivalents.

Investments

The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally this represents an ownership interest of between 20% and 50%. The Company’s investments in marketable equity securities in which the Company does not have significant influence are classified as “available for sale” and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive loss component of stockholders’ equity.

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 96% and 97% of the Company’s inventories at September 30, 2002 and 2001, respectively, was determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, consolidated inventories would have been approximately $152.3 million and $91.7 million higher than the amounts reported at September 30, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.

Revenue Recognition

The Company recognizes revenue when products are delivered to customers. Service revenues are recognized as services are performed and when there are no further obligations to the customer for the services provided. Revenues as reflected in the accompanying consolidated statements of operations are net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when products are returned. The Company’s customer return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for credit.

Along with other companies in the pharmaceutical distribution industry, the Company reports the gross dollar amount of bulk deliveries to customer warehouses in revenue and the related costs in cost of goods sold. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. Gross profit earned by the Company on bulk deliveries was not material in any year presented.

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $374.5 million, $173.4 million and $143.7 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively, are included in distribution, selling and administrative expenses.

Stock-Based Compensation

The Company follows Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation (see Note 8).

Recently-Issued Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As of October 1, 2001, the Company adopted SFAS No. 142, which revises the accounting and financial reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the Merger in fiscal 2001. In fiscal 2002, the Company discontinued the amortization of all goodwill. Had the Company not amortized goodwill during fiscal 2001 and 2000, net income for the fiscal years ended September 30, 2001 and 2000 would have been approximately $0.9 million and $0.6 million higher than the reported amounts, respectively, and diluted earnings per share would have been $0.02 higher than the reported amount in each year. Pursuant to SFAS No. 142, the Company was required to complete an initial impairment test of goodwill within six months of adopting the standard, with any impairment charges recorded as a cumulative effect of a change in accounting principle. The Company completed its initial impairment test in the quarter ended March 31, 2002 and determined that no impairment existed. The Company completed its annual impairment test in the fourth quarter of fiscal 2002 and determined that no impairment existed.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard sets forth the accounting for the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The provisions of SFAS No. 144 are generally to be applied prospectively. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring.” This standard addresses the financial accounting and reporting for costs associated with exit or disposal activities. These costs relate to termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract, and costs to consolidate facilities or relocate employees. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity’s commitment to a plan does not by itself create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for the initial liability. The standard will be effective for exit costs or disposal activities initiated after December 31, 2002, although early adoption is encouraged. The Company elected to adopt this standard in September 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended September 30, 2002. The Company has traditionally recognized certain costs associated with restructuring plans as of the date of commitment to the plan. The adoption of SFAS No. 146 could result in the deferral of recognition of such costs for restructuring plans from the date we commit to a plan to the date we actually incur the costs associated with a plan.

Note 2.    Acquisitions

Merger

The merger of AmeriSource and Bergen was consummated on August 29, 2001, upon the affirmative vote of the AmeriSource and Bergen stockholders. The Merger occurred pursuant to a merger agreement between AmeriSource and Bergen dated March 16, 2001. In connection with the Merger, the AmeriSource stockholders received one share of the Company’s common stock for each AmeriSource common share, while the Bergen stockholders received 0.37 of a share of Company common stock for each Bergen common share. As a result, AmeriSource and Bergen became wholly-owned subsidiaries of the Company and the stockholders of AmeriSource and Bergen became the stockholders of the Company.

The Merger was accounted for under the purchase method of accounting for business combinations pursuant to SFAS No. 141, “Business Combinations.” Since the former AmeriSource stockholders owned approximately 51% of the Company immediately after the Merger (with the former Bergen stockholders owning the remaining 49%), the Company accounted for the Merger as an acquisition by AmeriSource of Bergen. Accordingly, the accompanying consolidated financial statements include (a) the financial information of AmeriSource for all periods presented and (b) the results of operations and other information for Bergen since August 29, 2001.

There were a number of reasons AmeriSource and Bergen decided to merge, including (a) the strategic and geographic fit between the two companies and the complementary nature of their respective customer bases and (b) the opportunity for an increase in operating cash flow through synergies such as the consolidation of distribution facilities and related working capital improvements, the elimination of duplicate administrative functions, and generic pharmaceutical inventory purchasing efficiencies.

Following is a summary of the aggregate purchase price (in thousands):

Market value of Company common stock issued to Bergen stockholders, including cash paid for fractional shares	$2,301,871
Fair value of Bergen’s stock options, net of unearned compensation	78,251
Transaction costs	21,604

Total purchase price	$2,401,726

The Company issued approximately 50.2 million shares of its common stock in exchange for approximately 135.7 million outstanding common shares of Bergen, based on the aforementioned exchange ratio of 0.37 to 1. The Company’s common stock was valued based on a price per share of $45.86, which was the weighted-average market price of the AmeriSource common stock during the few days before and after March 19, 2001, the date the Merger was publicly announced.

The Company issued options to purchase approximately 3.5 million shares of its common stock in exchange for all of the outstanding options of Bergen, based on a weighted-average fair value of $23.29 per option. The fair value of the options, which amounted to $80.7 million, was determined using the Black-Scholes option-pricing model and was based on a weighted-average exercise price of $36.63 and the following weighted-average assumptions: expected volatility—0.509; expected life—4 years; risk-free interest rate—4.64%; and expected dividend yield—0.21%. For purposes of determining the purchase price, this amount was reduced by approximately $2.4 million, which represents the intrinsic value of the options for approximately 0.3 million shares which were unvested at the merger date; such unearned compensation is being amortized to expense over the remaining vesting period of approximately three years.

In connection with the Merger, the Company refinanced a significant portion of its outstanding debt. This refinancing included the issuance of new senior term debt, the consummation of a new bank credit facility, the repayment of amounts outstanding under the previous bank credit facilities of AmeriSource and Bergen, and the repurchase of certain Bergen term debt. For further explanation of the refinancing, see Note 5.

The following table summarizes the allocation of the purchase price based on the estimated fair values of Bergen’s assets and liabilities at the effective date of the Merger (in thousands):

Cash	$155,422
Accounts receivable	1,397,157
Inventories	2,766,297
Property and equipment	221,762
Intangible assets	220,846
Other assets	134,202
Goodwill	2,085,101
Current and other liabilities	(3,224,927)
Long-term debt (prior to the refinancing described in Note 5)	(1,354,134)

Total purchase price	$2,401,726

Substantially all of the acquired intangible assets represent amounts assigned to registered trade names, which have an indefinite life and are not subject to amortization.

Of the $2.1 billion of goodwill arising from the Merger, $1.8 billion was allocated to the Pharmaceutical Distribution segment and $271.1 million to the PharMerica segment. During the fiscal year ended September 30, 2002, adjustments were made to reduce goodwill arising from the Merger by $14.4 million for the Pharmaceutical Distribution segment and $2.1 million for the PharMerica segment. For further explanation, see Note 4. Approximately $317.9 million of goodwill is expected to be deductible for income tax purposes.

The following table shows the Company’s pro forma consolidated results of operations for the fiscal years ended September 30, 2001 and 2000, assuming the Merger had occurred at the beginning of the respective year (in thousands):

	(Unaudited) Pro Forma Fiscal year ended September 30,
	2001	2000
Operating revenue	$34,599,310	$30,335,606
Bulk deliveries to customer warehouses	4,532,479	4,252,317

Total revenue	$39,131,789	$34,587,923

Net income	$251,936	$150,312

Earnings per share:
Basic	$2.44	$1.48

Diluted	$2.38	$1.48

The above unaudited pro forma operating results are based upon the following principal assumptions:

(1)	Bergen’s historical financial results were included for the entire fiscal year.

(2)	Bergen’s historical operating expenses (principally depreciation and amortization) were revised based on the adjustment of the related assets and liabilities to their fair value.

(3)	Historical goodwill amortization expense and goodwill impairment charges were eliminated.

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

(6)
Earnings per share were adjusted to reflect the issuance of the Company’s common stock in connection with the Merger. Diluted earnings per share were also adjusted for the dilutive effect of the Bergen stock options which were outstanding during the periods.

The pro forma operating results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of the actual results which might have occurred had the operations and management of AmeriSource and Bergen been combined during the two fiscal years. In addition, the pro forma operating results do not include any expenses associated with merger-related facility consolidations, employee severance or other integration activities.

AutoMed Technologies, Inc.

On July 15, 2002, the Company acquired all of the outstanding stock of AutoMed Technologies, Inc. (“AutoMed”), a leading provider of automated pharmacy dispensing equipment with annual revenues of approximately $60 million, for a cash payment of approximately $120 million, which included the repayment of AutoMed’s debt of approximately $52 million. The agreement and plan of merger provides for contingent payments, not to exceed $55 million, to be made based on AutoMed achieving defined earnings targets through the end of calendar 2004. The Company has the option to make these payments in cash or in shares of Company common stock. The initial allocation of the purchase price, subject to adjustment, was based on the estimated fair values of AutoMed’s assets and liabilities at the effective date of the acquisition and was allocated as follows: tangible assets of $22 million, goodwill and identifiable intangible assets of $110 million and liabilities of $12 million. Substantially all of the goodwill and identifiable intangible assets are tax deductible. AutoMed’s results of operations have been included as a component of the Pharmaceutical Distribution segment from the date of the acquisition. AutoMed’s net income from the date of the acquisition to September 30, 2002 did not have a material impact on the Company’s net income or earnings per share for fiscal 2002.

Other Investments

In May 2002, the Company’s Pharmaceutical Distribution segment acquired a 20% equity interest in a physician management consulting company for $5 million in cash, subject to a possible adjustment contingent on the entity achieving defined earnings targets in calendar 2002. The Company currently expects that there will be a $2 million increase in the purchase price related to the acquisition of the first 20% equity interest. Additionally, the Company has agreed to acquire, within the next two years, the remaining 80% equity interest for a minimum of $10 million, subject to adjustment contingent on the achievement of defined earnings targets. The Company currently expects to pay between $20 million and $30 million for the next 40% equity interest to be acquired in the third quarter of fiscal 2003. Under the terms of the acquisition agreement, the total purchase price for 100% equity ownership of the entity shall not exceed $100 million and is based on the entity’s earnings during calendar years 2002 through 2004. The Company currently expects to pay between $70 million and $80 million, in the aggregate, for its 100% equity ownership in the entity. The initial 20% investment has been accounted for using the equity method of accounting.

Note 3.    Income Taxes

The income tax provision is as follows (in thousands):

	Fiscal year ended September 30,
	2002	2001	2000
Current provision:
Federal	$150,487	$46,390	$30,110
State and local	30,766	6,137	4,752

	181,253	52,527	34,862

Deferred provision:
Federal	44,574	21,585	22,655
State and local	1,279	2,749	3,169

	45,853	24,334	25,824

Provision for income taxes	$227,106	$76,861	$60,686

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal year ended September 30,
	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	3.6	2.9	3.2
Other	1.1	.4	(.2)

Effective income tax rate	39.7%	38.3%	38.0%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2002	2001
Inventory	$347,218	$345,435
Property and equipment	20,648	20,043
Goodwill	11,123	1,044
Other	21,714	25,323

Gross deferred tax liabilities	400,703	391,845

Net operating losses and tax credit carryovers	(42,800)	(86,066)
Capital loss carryovers	(7,665)	(7,300)
Allowance for doubtful accounts	(74,040)	(78,287)
Accrued expenses	(34,589)	(29,633)
Employee and retiree benefits	(20,181)	(17,546)
Other	(59,944)	(64,638)

Gross deferred tax assets	(239,219)	(283,470)
Valuation allowance for deferred tax assets	31,187	31,614

Gross deferred tax assets, after allowance	(208,032)	(251,856)

Net deferred tax liability	$192,671	$139,989

In fiscal 2002, 2001 and 2000, tax benefits of $43.5 million, $14.4 million and $4.9 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.

As of September 30, 2002, the Company had $19.2 million of potential tax benefits from federal net operating loss carryforwards expiring in 7 to 19 years, and $14.4 million of potential tax benefits from state operating loss carryforwards expiring in 1 to 20 years. As of September 30, 2002, the Company had $9.2 million of federal and state alternative minimum tax credit carryforwards, and $7.7 million of capital loss carryforwards expiring in 1 to 3 years.

In fiscal 2001, the Company increased the valuation allowance on deferred tax assets by $31.5 million due to the uncertainty of realizing several deferred tax assets acquired in connection with the Merger. The increase was accounted for as a component of the initial purchase price allocation for the Merger. Under current accounting rules, any future reduction of the valuation allowance, due to the realization of the related deferred tax assets, will reduce goodwill.

Income tax payments, net of refunds, were $111.9 million, $14.2 million and $26.5 million in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Note 4.    Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal year ended September 30, 2002 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2001	$1,854,158	$271,100	$2,125,258
Adjustments to the fair value of net assets acquired in connection with the Merger	(14,350)	(2,144)	(16,494)
Goodwill recognized in connection with the acquisition of AutoMed Technologies, Inc.	88,719	—	88,719
Goodwill recognized in connection with the acquisition of other businesses	7,676	—	7,676

Goodwill at September 30, 2002	$1,936,203	$268,956	$2,205,159

As shown in the above table, adjustments to the fair value of net assets acquired in connection with the Merger resulted in a corresponding reduction in goodwill. Such adjustments consisted of the favorable resolution of legal matters and other contingencies, partially offset by the cost of facility consolidation and employee severance related to former Bergen facilities and employees as described in Note 11.

Following is a summary of other intangible assets (in thousands):

	September 30, 2002			September 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Tradenames	$226,781	$—	$226,781	$219,000	$—	$219,000
Amortized intangibles:
Customer lists and other	32,838	(6,996)	25,842	17,375	(4,203)	13,172

Total other intangible assets	$259,619	$(6,996)	$252,623	$236,375	$(4,203)	$232,172

Amortization expense for other intangible assets was $2.9 million, $1.5 million and $0.6 million in the fiscal years ended September 30, 2002, 2001 and 2000 respectively. Amortization expense for other intangible assets is estimated to be $4.5 million in fiscal 2003, $3.7 million in each of fiscal 2004, fiscal 2005, and fiscal 2006 and $3.1 million in fiscal 2007.

Note 5.    Debt

Debt consisted of the following:

	September 30,
	2002	2001
	Dollars in thousands
Term loan facility at 3.41% and 5.01%, respectively, due 2003 to 2006	$300,000	$300,000
Blanco revolving credit facility at 3.71% and 5.14%, respectively, due 2003	55,000	55,000
AmeriSource receivables securitization financing due 2004, at 3.89%	—	22,000
Bergen receivables securitization financing due 2005, at 3.69%	—	15,000
Bergen 7 3/8% senior notes due 2003	150,419	151,832
Bergen 7 1/4% senior notes due 2005	99,758	99,668
8 1/8% senior notes due 2008	500,000	500,000
PharMerica 8 3/8% senior subordinated notes due 2008	124,532	124,719
Bergen 7% convertible subordinated debentures due 2006	—	20,609
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	8,425
Bergen 7.80% trust preferred securities due 2039	275,288	274,616
Other	3,891	2,510

Total debt	1,817,313	1,874,379
Less current portion	60,819	2,468

Total, net of current portion	$1,756,494	$1,871,911

Long-Term Debt

In connection with the Merger (see Note 2), the Company issued $500 million of 8 1/8% senior notes due September 1, 2008 (the “8 1/8% Notes”). The 8 1/8% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 8 1/8% Notes is payable on March 1 and September 1 of each year.

In connection with the Merger, the Company entered into a senior secured credit agreement (the “Senior Credit Agreement”) with a syndicate of lenders. The Senior Credit Agreement refinanced the senior secured credit agreements of AmeriSource and Bergen existing at the Merger date. The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled quarterly maturities beginning in December 2002, totaling $60 million in each of fiscal 2003 and 2004, $80 million in fiscal 2005 and $100 million in fiscal 2006. There were no borrowings outstanding under the Revolving Facility at September 30, 2002 and 2001. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings; such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime (1.5% over LIBOR and 0.5% over prime at September 30, 2002). Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.4 million at September 30, 2002). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at rates based on the Company’s debt ratings: such rates range from .25% to 0.50% of the unused availability (0.375% at September 30, 2002). The Company may choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables sold into the ARFC Securitization Facility or the Blue Hill Securitization Program (as described below), collateralize the Senior Credit Agreement.

The Blanco revolving credit facility (“Blanco Facility”), held by the Company’s Puerto Rican subsidiary, is a $55 million bank revolving credit facility that expires in May 2003. Borrowings under the facility, which were $55 million at September 30, 2002 and 2001, bear interest at 0.35% above LIBOR and are secured by a standby letter of credit under the Senior Credit Agreement for which the Company incurs a fee of 1.625%.

Aggregate net proceeds from the issuance of the 8 1/8% Notes and the Senior Credit Agreement were used: to repay $436.5 million outstanding under Bergen’s $1.5 billion senior secured credit facility on the Merger date, including a prepayment penalty of $1.9 million; to refinance AmeriSource’s $500 million senior secured five-year revolving credit agreement, in effect since January 1997, which had no outstanding balance at the Merger date; to repurchase $187.4 million of PharMerica’s 8 3/8% senior subordinated notes (the “8 3/8% Notes”), including payment of a $2.8 million premium on the Merger date; to repurchase $20.6 million of Bergen’s 7% convertible subordinated debentures (the “7% Debentures”) in November 2001; and to pay fees and expenses associated with the Merger, the issuance of the 8 1/8% Notes, the Senior Credit Agreement, the repurchase of the 8 3/8% Notes and 7% Debentures, and for general corporate purposes.

In connection with the issuance of the 8 1/8% Notes and the Senior Credit Agreement, the Company incurred approximately $24.0 million of costs, which were deferred and are being amortized over the applicable term of each instrument.

In December 2000, AmeriSource issued $300 million of 5% Convertible Subordinated Notes due December 1, 2007 (the “5% Notes”). The 5% Notes were originally convertible into Class A Common Stock of AmeriSource at $52.97 per share. Upon consummation of the Merger, the Company entered into a supplemental indenture providing that each of the 5% Notes would thereafter be convertible into the number of shares of the common stock of the Company which the note holder would have received in the Merger if the note holder had converted the 5% Notes immediately prior to the Merger. The 5% Notes are convertible at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the 5% Notes that have not been previously converted. Interest on the 5% Notes is payable on June 1 and December 1 of each year. Net proceeds from the 5% Notes of approximately $290.6 million were used to repay existing borrowings and for working capital and other general corporate purposes. In connection with the issuance of the 5% Notes, the Company incurred approximately $9.4 million of costs, which were deferred and are being amortized over the term of the issue.

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

In connection with the Merger the Company also assumed the following Bergen long-term debt:

•	7 3/8% senior notes due January 15, 2003 (the “Bergen 7 3/8% Notes”);

•	7 1/4% senior notes due June 1, 2005 (the “Bergen 7 1/4% Notes”);

•	8 3/8% Notes;

•	7% Debentures;

•	6 7/8% exchangeable subordinated debentures due July 15, 2011 (the “Bergen 6 7/8% Debentures”);

•	Blanco Facility; and

•	Bergen receivables securitization financing due 2005 (described under “Receivables Securitization Financing” below)

The Bergen 7 3/8% Notes and the Bergen 7 1/4% Notes are unsecured and carry aggregate principal amounts of $150 million and $100 million, respectively, and are not redeemable prior to maturity, and are not entitled to any sinking fund. Interest is payable on January 15 and July 15 of each year for the Bergen 7 3/8% Notes and on June 1 and December 1 of each year for the Bergen 7 1/4% Notes.

On October 29, 2001, PharMerica, a wholly-owned subsidiary of the Company, completed a tender offer to purchase the remaining $123.5 million of its 8 3/8% Notes which were not repurchased on the Merger date. No notes were tendered in response to the offer, which was required as a result of the Merger according to the terms of the indenture under which the 8 3/8% Notes were issued. Interest on the outstanding notes is paid on April 1 and October 1 of each year.

In connection with the purchase price allocation, the carrying values of the Bergen 7 3/8% Notes, Bergen 7 1/4% Notes and 8 3/8% Notes were adjusted to fair values based on quoted market prices on the date of the Merger. The difference between the fair values and the face amounts of these Notes is being amortized as a net reduction of interest expense over the remaining terms of the borrowings.

During November 2001, the Company redeemed substantially all of its $20.6 million outstanding 7% Debentures. The redemption offer was required as a result of the Merger.

Interest on the unsecured $8.4 million outstanding Bergen 6 7/8% Debentures is paid on January 15 and July 15 of each year.

The Bergen 7 3/8% Notes, which are due in January 2003, and the Blanco Facility, which expires in May 2003, are not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at September 30, 2002 because the Company has the ability and intent to refinance them on a long-term basis (see Note 16). Additionally, since borrowings under the Blanco Facility are secured by a standby letter of credit under the Senior Credit Agreement, the Company is effectively financing this debt on a long-term basis through that arrangement.

Preferred Securities of Trust

In connection with the Merger, the Company assumed Bergen’s Capital I Trust (the “Trust”), a wholly-owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the “Trust Preferred Securities”) at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen’s 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the “Subordinated Notes”). The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The Trust Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004. The obligations of the Trust related to the Preferred Securities are fully and unconditionally guaranteed by the Company.

Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security. The Trust paid cash distributions of $23.4 million during fiscal 2002, which are classified as interest expense in the accompanying consolidated statements of operations. The Company, under certain conditions, may cause the Trust to defer the payment of distributions for successive periods of up to 20 consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly at an annual rate of 7.80%. Also during such periods, the Company may not declare or pay distributions on its capital stock; may not redeem, purchase or make a liquidation payment on any of its capital stock; and may not make interest, principal or premium payments on, or repurchase or redeem, any of its debt securities that rank equal with or junior to the Subordinated Notes.

In connection with the purchase price allocation, the carrying value of the Trust Preferred Securities was adjusted to fair value based on quoted market prices on the date of the Merger. The difference between the fair value and the face amount of the Trust Preferred Securities is accreted to redemption value over the remaining term of the Trust Preferred Securities and is recorded as an increase in interest expense in the accompanying consolidated statements of operations.

The Subordinated Notes and the related Trust investment in the Subordinated Notes have been eliminated in consolidation and the Trust Preferred Securities are reflected as outstanding debt in the accompanying consolidated balance sheet. In the prior year, the Trust Preferred Securities were classified as a separate line between liabilities and stockholders’ equity on the balance sheets. The prior year amount has been reclassified to conform with the current year classification.

Receivables Securitization Financing

The Company utilizes the receivables securitization facilities initiated by AmeriSource (the “ARFC Securitization Facility”) and Bergen (the “Blue Hill Securitization Program”). In connection with an internal reorganization on October 1, 2002 (see Note 1), both of these securitization facilities were amended to permit such reorganization and to provide for the designation of the trade receivables of the merged AmerisourceBergen Drug Corporation which would be sold into the ARFC Securitization Facility and the Blue Hill Securitization Program.

The ARFC Securitization Facility provides a total borrowing capacity of $400 million. In connection with the ARFC Securitization Facility, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to a 100%-

owned special purpose entity (“ARFC”), which in turn sells a percentage ownership interest in the receivables to a commercial paper conduit sponsored by a financial institution. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the ARFC Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount receivable under the facility. The ARFC Securitization Facility has an expiration date of May 2004, although in certain circumstances it may be terminated prior to such date. Interest is at a rate at which funds are obtained by the financial institution to fund the receivables (short-term commercial paper rates) plus a program fee of 38.5 basis points (2.12% at September 30, 2002). In order to borrow available amounts under this securitization facility, a back-up 364 day liquidity facility is required to be in place. The current liquidity facility expires in May 2003, but the Company expects that it will be renewed through May 2004. AmerisourceBergen Drug Corporation is required to pay a commitment fee of 25 basis points on any unused credit in excess of $25 million. At September 30, 2002, there were no borrowings outstanding under the ARFC Securitization Facility.

The Blue Hill Securitization Program provides a total borrowing capacity of $450 million. In connection with the Blue Hill Securitization Program, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to a 100%-owned special purpose entity (“Blue Hill”), which in turn sells a percentage ownership interest in the receivables to a commercial paper conduit sponsored by a financial institution. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Blue Hill Securitization Program. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount receivable under the program. The Blue Hill Securitization Program has an expiration date of December 2005. Interest is at short-term commercial paper rates plus a program fee of 75 basis points (2.49% at September 30, 2002). AmerisourceBergen Drug Corporation is required to pay a commitment fee of 25 basis points on any unused credit. At September 30, 2002, there were no borrowings outstanding under the Blue Hill Securitization Program.

The agreements governing the above securitization facilities contain restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

Transactions under the ARFC Securitization Facility and the Blue Hill Securitization Program are accounted for as borrowings in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Other Information

Scheduled future principal payments of long-term debt are $266.2 million in fiscal 2003, $60.6 million in fiscal 2004, $180.4 million in fiscal 2005, $100.6 million in fiscal 2006, $0.6 million in fiscal 2007 and $1,208.9 million thereafter.

Interest paid on the above indebtedness, including distributions made on the Trust Preferred Securities, during the fiscal years ended September 30, 2002, 2001 and 2000 was $137.9 million, $50.9 million and $40.5 million, respectively.

Total amortization of financing fees and expenses, as well as the premiums and discounts related to the adjustment of the carrying values of certain Bergen debt to fair value in connection with the Merger, for the fiscal years ended September 30, 2002, 2001 and 2000 was $5.4 million, $3.1 million, and $1.3 million, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations.

Note 6.     Stockholders’ Equity and Earnings per Share

The authorized capital stock of the Company consists of 300,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).

The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2002.

Upon the merger of AmeriSource and Bergen in August 2001, all outstanding shares of AmeriSource Class A, Class B and Class C common stock were exchanged for shares of the Company’s Common Stock on a one-for-one basis.

The holders of the Company’s Common Stock are entitled to one vote per share and have the exclusive right to vote for the board of directors and for all other purposes as provided by law. Subject to the rights of holders of the Company’s Preferred Stock, holders of Common Stock are entitled to receive ratably on a per share basis such dividends and other distributions in cash, stock or property of the Company as may be declared by the board of directors from time to time out of the legally available assets or funds of the Company. The Company paid its first quarterly dividend, a cash dividend of $0.025 per share on Common Stock, on December 3, 2001. Dividends of $0.025 per share were paid on March 1, 2002, June 3, 2002 and September 3, 2002. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options. Additionally, the fiscal 2002 and 2001 diluted calculations consider the 5% convertible subordinated notes (see Note 5) as if converted and, therefore, the effect of interest expense related to these notes is added back to net income in determining income available to common stockholders. The following table (in thousands) is a reconciliation of the numerator and denominator of the computation of basic and diluted earnings per share.

	Fiscal year ended September 30,
	2002	2001	2000
Net income	$344,941	$123,796	$99,014
Interest expense—convertible subordinated notes, net of income taxes	9,922	8,112	—

Income available to common stockholders	$354,863	$131,908	$99,014

Weighted average common shares outstanding—basic	104,935	57,185	51,552
Effect of dilutive securities:
Options to purchase common stock	1,629	1,076	468
Convertible subordinated notes	5,664	4,546	—

Weighted average common shares outstanding—diluted	112,228	62,807	52,020

Note 7.    Pension and Other Benefit Plans

The Company continues to maintain certain defined benefit, defined contribution, and postretirement health plans initiated by AmeriSource and Bergen prior to the Merger. In connection with the Merger integration, the Company evaluated these benefit plans and developed company-wide plans, which involved modification, replacement or merger of certain predecessor plans.

Defined Benefit Plans

The Company provides a benefit for the majority of its former AmeriSource employees under three different noncontributory defined benefit pension plans consisting of a salaried plan, a union plan and a supplemental executive retirement plan. For each employee, the benefits are based on years of service and average compensation. Pension costs, which are computed using the projected unit credit cost method, are funded to at least the minimum level required by government regulations. During fiscal 2002, the salaried and the supplemental executive retirement plans were closed to new participants and benefits that can be earned by active participants in the plan were limited. The above changes in the salaried plan and the supplemental executive retirement plan had the effect of reducing the projected benefit obligation as of September 30, 2002 by $12.7 million and increasing pension expense by $0.9 million in fiscal 2002.

The Company has a supplemental executive retirement plan, an unfunded plan, for its former Bergen officers and key employees. This plan is a “target” benefit plan, with the annual lifetime benefit based upon a percentage of salary during the five final years of pay at age 62, offset by several other sources of income including benefits payable under a prior supplemental retirement plan. During fiscal 2002, the plan was closed to new participants and benefits that can be earned by active participants were limited.

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal year ended September 30,
	2002	2001
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$85,026	$62,267
Benefit obligation assumed in Merger	286	15,714
Service cost	5,644	4,408
Interest cost	6,038	4,746
Actuarial losses	4,655	1,396
Benefit payments	(9,882)	(3,505)
Change due to amendments of plans	(12,689)	—

Benefit obligation at end of year	$79,078	$85,026

Change in Plan Assets:
Fair value of plan assets at beginning of year	$51,389	$51,549
Actual return on plan assets	(1,356)	904
Employer contributions	6,652	3,107
Expenses	(1,117)	(666)
Benefit payments	(3,984)	(3,505)

Fair value of plan assets at end of year	$51,584	$51,389

Funded Status and Amounts Recognized:
Funded status	$(27,494)	$(33,637)
Unrecognized net actuarial loss	14,582	15,932
Unrecognized prior service cost	692	1,917

Net amount recognized	$(12,220)	$(15,788)

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$—	$1,393
Accrued benefit liability	(22,763)	(17,456)
Intangible asset	692	275
Accumulated other comprehensive loss	9,851	—

Net amount recognized	$(12,220)	$(15,788)

Weighted average assumptions used in computing the funded status of the plans were as follows:

	2002	2001	2000
Discount rate	7.00%	7.50%	8.00%
Rate of increase in compensation levels	5.50%	5.75%	6.50%
Expected long-term rate of return on assets	8.75%	10.00%	10.00%

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal year ended September 30,
	2002	2001	2000
Components of Net Periodic Benefit Cost:
Service cost	$5,731	$4,571	$3,948
Interest cost on projected benefit obligation	6,038	4,746	4,584
Expected return on plan assets	(5,390)	(5,486)	(5,130)
Amortization of net transition asset	—	—	(144)
Amortization of prior service cost	361	377	377
Recognized net actuarial loss	755	298	499
Loss due to amendments of plans	864	—	—

Net periodic pension cost of defined benefit pension plans	8,359	4,506	4,134
Net pension cost of multi-employer plans	1,141	520	435

Total pension expense	$9,500	$5,026	$4,569

Plan assets at September 30, 2002 are invested principally in listed stocks, corporate and government bonds, and cash equivalents. For the fiscal year ended September 30, 2002, all of the Company-sponsored defined benefit pension plans had projected and accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $20.9 million, $15.4 million, and $1.7 million, respectively, as of September 30, 2001.

The Company owns life insurance covering substantially all of the participants in the Bergen supplemental retirement plans. At September 30, 2002, the policies have an aggregate cash surrender value of approximately $31.0 million (which is included in other assets in the accompanying consolidated balance sheet) and an aggregate death benefit of approximately $53.1 million.

Defined Contribution Plans

The Company sponsors an Employee Investment Plan, as amended July 1, 2002, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 2% to 18% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the participant’s investment of 3% of salary, and $0.50 for each additional $1.00 invested by the participant up to the participant’s investment of an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code, may also be made depending upon the Company’s performance. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company that vest over a four-year period.

Bergen had sponsored the Pre-tax Investment Retirement Account Plan, a defined contribution 401(k) plan, which was generally available to its employees with 30 days of service. Under the terms of the plan, Bergen had guaranteed a contribution of $1.00 for each $1.00 invested by the participant up to the participant’s investment of 3% of salary, and $0.50 for each additional $1.00 invested by the participant up to the participant’s investment of an additional 2% of salary, subject to plan and regulatory limitations. Bergen also had the option to make additional cash or stock contributions to the plan at its discretion. All participants vested immediately in Bergen’s contributions from the first day of participation in the plan. Effective July 1, 2002, the Bergen plan was merged into the Employee Investment Plan.

Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2002, 2001 and 2000 amounted to $10.1 million, $2.2 million and $1.6 million, respectively.

Postretirement Benefit Obligations

The Company provides medical benefits to certain retirees, principally former employees of Bergen. Employees became eligible for such postretirement benefits after meeting certain age and years of service criteria. During fiscal 2002, the plan was closed to new participants and benefits that can be earned by active participants were limited. As a result of special termination benefit packages previously offered, the Company also provides dental and life insurance benefits to a limited number of retirees and their dependents. These benefit plans are unfunded. The aggregate accumulated postretirement benefit obligation was $16.9 million as of September 30, 2002, of which $1.9 million is included in accrued expenses and $15.0 million is included in other liabilities in the accompanying consolidated balance sheet. The assumptions used in determining the obligation at September 30, 2002 included a weighted average discount rate of 7.0% and medical inflation rates ranging from 5.0% to 11.0%. The expense for such benefits was $1.3 million in fiscal 2002.

Deferred Compensation Plan

The Company also adopted Bergen’s deferred compensation plan. This unfunded plan, under which 740,000 shares of common stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of common stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of common stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of common stock for each full share credited. Stock credit distributions are made in shares of common stock. No shares of common stock have been issued under the deferred compensation plan at September 30, 2002.

Note 8.    Stock Compensation Plans

Stock Option Plans

Effective October 1, 1996, the Company adopted the disclosure-only option under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company continues to use the accounting method under APB Opinion No. 25 (“APB 25”) and related interpretations for its employee stock options. Under APB 25, generally, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has several stock-related compensation plans that were initiated by AmeriSource and Bergen prior to the Merger. In connection with the Merger integration, the Company has merged certain of the predecessor plans. The Company currently has five employee stock option plans that provide for the granting of incentive and nonqualified stock options to acquire shares of common stock to employees at a price not less than the fair market value of the common stock on the date the option is granted. Option terms and vesting periods are determined at the date of grant by a committee of the board of directors. Options generally vest over four years and expire in six or ten years. The Company also has four non-employee director stock option plans that provide for the granting of nonqualified stock options to acquire shares of common stock to non-employee directors at the fair market value of the common stock on the date of the grant. Vesting periods for the non-employee director plans range from immediate vesting to three years and options expire in six or ten years.

At September 30, 2002, there were outstanding options to purchase 7.8 million shares of common stock under the aforementioned plans. Options for an additional 1.4 million shares may be granted under these plans.

All outstanding stock options granted prior to February 15, 2001 under the above plans became fully vested on the day before the Merger, and generally became exercisable on August 28, 2002. As a result of the accelerated vesting of AmeriSource stock options, the Company recorded a charge of $2.1 million in fiscal 2002 and $6.5 million in fiscal 2001. These charges have been classified as merger costs in the accompanying consolidated statements of operations (see Note 10).

A summary of the Company’s stock option activity and related information for its option plans for the fiscal years ended September 30 follows:

	2002		2001		2000
	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	8,756	$42	3,634	$24	3,578	$25
Acquired in Merger	240	47	3,465	37	—	—
Granted	2,173	70	3,220	56	1,128	13
Exercised	(3,046)	33	(1,326)	23	(919)	13
Forfeited	(322)	63	(237)	27	(153)	28

Outstanding at end of year	7,801	$53	8,756	$42	3,634	$24

Exercisable at end of year	4,002	$40	2,921	$39	1,369	$24

A summary of the status of options outstanding at September 30, 2002 follows:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number (000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000’s)	Weighted Average Exercise Price
$12 - $ 20	763	7 years	$14	688	$13
$21 - $ 40	1,406	6 years	31	1,379	31
$42 - $ 60	1,504	8 years	49	1,163	48
$63 - $ 77	4,063	9 years	68	707	66
$84 - $115	65	5 years	94	65	94

Total	7,801	8 years	$53	4,002	$40

Employee Stock Purchase Plan

In February 2002, the stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan (the “Plan” or “ESPP”), under which up to an aggregate of 4,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under the Plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 85% of the fair market value of the stock on the first or last business day of each six-month purchase period, whichever is lower. Each participant is limited to $25,000 of purchases during each calendar year. The initial purchase period began on July 1, 2002 and, accordingly, no shares have been issued under the ESPP as of September 30, 2002. As of September 30, 2002, the Company has withheld $1.4 million from eligible employees for the purchase of Common Stock.

Pro Forma Disclosures

Pro forma disclosures, as required by SFAS No. 123, regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options under the fair value method.

The fair values for the Company’s options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ending September 30, 2002, 2001 and 2000: a risk-free interest rate ranging from 3.69% to 4.61%; expected dividend yield ranging from 0.0% to 0.2%; a volatility factor of the expected market price of the Company’s common stock ranging from .335 to .509 and a weighted-average expected life of the options of 5 years. The weighted average fair value of options granted during the years ended September 30, 2002, 2001 and 2000 was $25.96, $27.00 and $6.67, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options and shares under the ESPP are amortized to expense over their assumed vesting periods. The Company’s pro forma information follows (in thousands, except per share data):

	Fiscal year ended September 30,
	2002	2001	2000
Pro forma net income	$334,116	$101,967	$93,097
Pro forma earnings per share:
Basic	3.18	1.78	1.81
Diluted	3.06	1.72	1.79

Note 9.    Leases

At September 30, 2002, future minimum payments totaling $155.4 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2003—$51.6 million; 2004—$35.6 million; 2005—$26.9 million; 2006—$18.1 million; 2007—$10.7 million; and thereafter—$12.5 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense was $59.7 million in fiscal 2002, $22.4 million in fiscal 2001 and $17.7 million in fiscal 2000.

Note 10.    Merger Costs

In connection with its acquisition of Bergen, the Company expensed merger-related costs of $24.2 million in 2002 and $13.1 million in fiscal 2001, respectively.

The following table summarizes the major components of the merger-related costs included in the accompanying consolidated statements of operations in the fiscal years ended September 30 (in thousands):

	2002	2001
Consulting fees	$16,551	$5,574
Accelerated stock option vesting	2,149	6,472
Employee compensation and travel	3,675	242
Other	1,869	821

	$24,244	$13,109

Additional merger costs related to the Bergen acquisition, including merger integration and employee retention costs, will be charged to expense in subsequent periods when incurred.

Note 11.    Facility Consolidations and Employee Severance

In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of the third year following the Merger. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next four to five years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2002, the Company closed seven distribution facilities and is planning to close an additional six facilities in fiscal 2003.

In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, consisting of six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the purchase price allocation. The severance expense in fiscal 2001 included $1.1 million associated with the acceleration of stock option vesting.

During the fiscal year ended September 30, 2002, the Company announced further integration initiatives relating to the closure of Bergen’s repackaging facility and the elimination of certain Bergen administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $19.2 million, which included $15.8 million of severance for approximately 310 employees to be terminated, $1.6 million for lease cancellation costs, and $1.8 million for the write-down of assets related to the facilities to be closed, resulted in additional goodwill being recorded during fiscal 2002.

During the fiscal year ended September 30, 2002, seven distribution facilities and the repackaging facility were closed and approximately 355 employees were terminated. The Company paid a total of $15.6 million for employee severance and lease and contract cancellation costs with respect to its integration initiatives during fiscal 2002. Remaining unpaid amounts of $9.1 million for employee severance and lease obligations are included in accrued expenses and other in the accompanying consolidated balance sheet at September 30, 2002. Severance for some employees will be paid over periods of up to eighteen months after their respective termination dates.

In September 2002, the Company announced the first of its six facility closures planned for fiscal 2003. Employee severance and lease cancellation costs related to the fiscal 2003 facility closures will be recognized in accordance with the new provisions of SFAS No. 146. Employee severance costs will generally be expensed during the employee service period and lease cancellation and other costs will generally be expensed when the Company enters into a contractual obligation. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The following table displays the activity in accrued expenses and other from September 30, 2000 to September 30, 2002 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2000	$—	$—	$—
Facility consolidation and employee severance expensed	5,141	2,342	7,483
Facility consolidation and employee severance charged to goodwill	150	—	150
Payments made during fiscal 2001	(32)	(345)	(377)

Balance as of September 30, 2001	5,259	1,997	7,256
Facility consolidation and employee severance charged to goodwill	15,795	1,616	17,411
Payments made during fiscal 2002	(12,898)	(2,658)	(15,556)

Balance as of September 30, 2002	$8,156	$955	$9,111

In the third quarter of fiscal 2000, severance accruals of $1.1 million related to the Company’s fiscal 1999 facility consolidation and 1998 restructuring efforts were reversed into income after employees expected to be severed either left the Company before receiving their benefits or were retained in other positions within the Company.

Note 12.    Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves from time to time based on its periodic assessment of the potential outcomes of pending matters. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others, the Company does not believe that the resolution of currently pending matters, (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, remediation and ongoing monitoring costs. Approximately $0.5 million of such costs have been paid through September 30, 2002. Based on a new engineering analysis prepared by outside consultants that was completed in September 2001, environmental reserves of $2.7 million were reversed into income during fiscal 2001. The remaining accrued liability of $0.9 million is reflected in other liabilities in the accompanying consolidated balance sheet at September 30, 2002. The accrued liability represents the current estimate of costs to remediate the site considering the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the actual liability in the future.

Proposition 65

In October 2001, the Center for Environmental Health filed a lawsuit against the Company’s Bergen Brunswig Drug Company subsidiary (“BBDC”), now known as AmerisourceBergen Drug Corporation, and several other defendants. The complaint alleged violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. The Company tendered its defense to the manufacturer of its private label medicines. In January 2002, the California Attorney General served an amended complaint against BBDC and several of the defendants covering the same products and asserting similar allegations and damages. On January 29, 2002, the State filed a motion to consolidate the two actions in San Francisco County Superior Court. The Company has answered the amended complaints. Settlement discussions are ongoing.

Contract Dispute

In January 2002, BBDC was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. The complaint, which includes claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. The Company has answered the remaining counts of the complaint and the parties have served each other with discovery requests and discovery is ongoing.

PharMerica Matters

In November 1998 and February 1999, two putative securities class actions were filed in federal court against the Company’s PharMerica subsidiary and certain individuals. These cases were later consolidated. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaint, which includes claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleges that defendants made various material misrepresentations and omissions in connection with an alleged violation of generally accepted accounting principles and the withholding of information related to the costs associated with certain acquisitions. In September 2002, defendants’ motion to dismiss was granted. The plaintiffs are not expected to appeal the dismissal.

Prior to the acquisition of PharMerica by the Company’s Bergen Brunswig subsidiary, the United States Department of Health and Human Services (“HHS”), during the course of a Medicare audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to certain nursing homes in 1997 and 1998. PharMerica has learned that HHS auditors alleged that during the 1997-1998 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. In June 2000, the government sued Sensitive Care, a former chain of thirteen Texas nursing homes, alleging that Sensitive Care filed false claims for Medicare reimbursement. Because Sensitive Care has filed for bankruptcy, the government’s case has been filed in bankruptcy court as a creditor’s claim. In its answer to the government’s lawsuit, Sensitive Care has denied liability and has brought a third-party complaint alleging that PharMerica is liable for any false claims liabilities that may be imposed against Sensitive Care under an indemnification clause contained in the pharmacy services contracts between PharMerica and the nursing homes Sensitive Care formerly operated. PharMerica denies that it has any liability for fraudulent billings that Sensitive Care, an independent third-party organization, may have submitted to the government. However, PharMerica has entered into preliminary settlement discussions in the interest of expeditiously resolving this matter.

Note 13.    Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, alternate care and mail order facilities, and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management, pharmacy automation and information services to its customers. ABSG sells specialty pharmaceutical products and services to physicians, clinics and other providers in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

The PharMerica segment consists solely of the Company’s PharMerica operations. PharMerica provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, and residential living communities. PharMerica also provides mail order pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors.

All of the Company’s operations are located in the United States, except for one ABDC subsidiary, which operates in Puerto Rico.

The following tables present segment information for the periods indicated (dollars in thousands):

	Revenue
Fiscal year ended September 30,	2002	2001	2000
Pharmaceutical Distribution	$39,539,858	$15,770,042	$11,609,995
PharMerica	1,475,028	116,719	—
Intersegment eliminations	(774,172)	(64,126)	—

Operating revenue	40,240,714	15,822,635	11,609,995
Bulk deliveries to customer warehouses	4,994,080	368,718	35,026

Total revenue	$45,234,794	$16,191,353	$11,645,021

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. For further information regarding the nature of bulk deliveries, which only occur in the Pharmaceutical Distribution segment, see Note 1. Intersegment Eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
Fiscal year ended September 30,	2002	2001	2000
Pharmaceutical Distribution	$659,208	$274,209	$201,002
PharMerica	83,464	6,472	—
Merger costs, facility consolidations and employee severance, and environmental remediation (“special items”)	(24,244)	(21,305)	1,123

Total operating income	718,428	259,376	202,125
Equity in losses of affiliates and other	(5,647)	(10,866)	(568)
Interest expense	(140,734)	(47,853)	(41,857)

Income before taxes	$572,047	$200,657	$159,700

Segment operating income is evaluated before equity in losses of affiliates, interest expense, and special items. All corporate office expenses are allocated to the two reportable segments.

	Identifiable Assets
At September 30,	2002	2001
Pharmaceutical Distribution	$10,626,697	$9,730,042
PharMerica	586,315	561,203

Total assets	$11,213,012	$10,291,245

	Depreciation & Amortization
Fiscal year ended September 30,	2002	2001	2000
Pharmaceutical Distribution	$44,321	$19,793	$16,109
PharMerica	16,830	1,796	—

Total depreciation and amortization	$61,151	$21,589	$16,109

Depreciation and amortization includes depreciation and amortization of property and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which is included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2002	2001	2000
Pharmaceutical Distribution	$44,071	$22,552	$16,619
PharMerica	20,088	811	—

Total capital expenditures	$64,159	$23,363	$16,619

Note 14.    Disclosure About Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts and notes receivable and accounts payable at September 30, 2002 approximate fair value. The fair values of the Company’s debt is estimated based on the market prices of these instruments. The recorded amount of debt (see Note 5) and the corresponding fair value as of September 30, 2002 were $1,817,313 and $2,007,348, respectively. The recorded amount of debt (see Note 5) and the corresponding fair value as of September 30, 2001 were $1,874,379 and $2,032,873, respectively.

Note 15.    Quarterly Financial Information (Unaudited)

	Fiscal year ended September 30, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share amounts)
Operating revenue	$9,686,276	$9,918,609	$10,278,327	$10,357,502	$40,240,714
Bulk deliveries to customer warehouses	1,382,504	1,025,658	1,342,500	1,243,418	4,994,080

Total revenue	11,068,780	10,944,267	11,620,827	11,600,920	45,234,794
Gross profit	471,433	514,493	509,929	528,619	2,024,474
Distribution, selling and administrative expenses, depreciation and amortization	312,639	318,978	319,039	331,146	1,281,802
Merger costs (see Note 10)	7,497	4,741	8,147	3,859	24,244

Operating income	151,297	190,774	182,743	193,614	718,428
Net income	67,883	91,874	90,224	94,960	344,941
Earnings per share—basic	.65	.88	.86	.89	3.29
Earnings per share—diluted	.63	.84	.82	.86	3.16

	Fiscal year ended September 30, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share amounts)
Operating revenue	$3,306,751	$3,480,685	$3,518,852	$5,516,347	$15,822,635
Bulk deliveries to customer warehouses	444	313	77	367,884	368,718

Total revenue	3,307,195	3,480,998	3,518,929	5,884,231	16,191,353
Gross profit	137,433	151,169	144,939	266,577	700,118
Distribution, selling and administrative expenses, depreciation and amortization	83,539	86,743	83,843	165,312	419,437
Merger costs, facility consolidations and employee severance, and environmental remediation	—	—	903	20,402	21,305

Operating income	53,894	64,426	60,193	80,863	259,376
Net income	26,191	31,516	31,506	34,583	123,796
Earnings per share—basic	.50	.60	.60	.49	2.16
Earnings per share—diluted	.49	.57	.57	.48	2.10

During fiscal 2001, the Company recorded merger costs of $0.9 million and $12.2 million in the third and fourth quarter, respectively, as described in Note 10.

In the fourth quarter of fiscal 2001, the Company recorded $10.9 million of facility consolidations and employee severance as described in Note 11 and reversed $2.7 million of environmental reserves as described in Note 12.

Note 16.    Subsequent Events

Issuance of $300 million of 7 ¼% Senior Notes

In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the “7 1/4% Notes”). The 7 1/4% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7 1/4% Notes is payable semiannually in arrears, commencing May 15, 2003. The Company intends to use the net proceeds of the 7 1/4% Notes to repay $15 million of the term loan in December 2002 and $150 million in aggregate principal of the Bergen 7 3/8% senior notes due January 15, 2003. Additionally, the Company intends to redeem the PharMerica 8  3/8% senior notes due 2008 at a redemption price equal to 104.19% of the principal amount thereof. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $4.9 million of costs which were deferred and will be amortized over the ten-year term of the notes.

Acquisition of Bridge Medical, Inc.

In November 2002, the Company signed a definitive agreement to acquire Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, for approximately $27 million. The agreement also provides for contingent payments of up to a maximum of $55 million based on Bridge achieving defined earnings targets through the end of calendar 2004. The Company expects to close this transaction before the end of the fiscal quarter ending March 31, 2003, subject to the completion of regulatory approvals, and intends to pay the base purchase price and any contingent amounts primarily in shares of Common Stock.

Acquisition of US Bioservices Corporation

In December 2002, the Company signed a definitive agreement to acquire US Bioservices Corporation, a national pharmaceutical services provider focused on the management of high-cost complex therapies and reimbursement support, for approximately $160 million. The agreement also provides for contingent payments of up to $30 million in cash based on US Bioservices achieving defined earnings targets through the end of the first quarter of calendar 2004. Both the base purchase price and the contingent payments are subject to potential adjustments at closing. The Company has agreed to issue approximately 2.4 million shares of Common Stock upon the closing of the transaction. The Company expects to close this transaction before the end of the fiscal quarter ending March 31, 2003, subject to the completion of regulatory approvals and filings.

Note 17.    Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% Notes and 5% Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of the Company’s subsidiaries (the “Guarantor Subsidiaries”). The only subsidiaries of the Company which do not guarantee either the 8 1/8% Notes or the 5% Notes (the “Non-Guarantor Subsidiaries”) are: (a) ARFC Securitization Facility and Blue Hill Securitization Program, the receivables securitization special purpose entities described in Note 5; (b) Capital I Trust, the issuer of the Trust Preferred Securities described in Note 5; and (c) other operating subsidiaries which are collectively minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2002 and 2001 and the related statements of operations and cash flows for each of the fiscal years then ended. All of the expenses of the Parent, principally consisting of interest on debt, are allocated to the subsidiaries.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2002
	AmerisourceBergen Corporation (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
	(in thousands)
Current assets:
Cash and cash equivalents	$416,002	$172,058	$75,280	$—	$663,340
Accounts receivable, net	3,315	243,587	1,975,254	—	2,222,156
Merchandise inventories	—	5,387,288	50,590	—	5,437,878
Prepaid expenses and other	218	25,082	963	—	26,263

Total current assets	419,535	5,828,015	2,102,087	—	8,349,637
Property and equipment, net	—	281,682	896	—	282,578
Goodwill	—	2,202,023	3,136	—	2,205,159
Intangibles, deferred charges and other	26,082	348,657	310,791	(309,892)	375,638
Intercompany investments and advances	3,568,716	1,684,081	(1,439,566)	(3,813,231)	—

Total assets	$4,014,333	$10,344,458	$977,344	$(4,123,123)	$11,213,012

Current liabilities:
Accounts payable	$—	$5,350,189	$18,771	$(1,123)	$5,367,837
Accrued expenses and other	(51,541)	720,688	1,714	—	670,861
Current portion of long-term debt	60,000	819	—	—	60,819

Total current liabilities	8,459	6,071,696	20,485	(1,123)	6,099,517
Long-term debt, net of current portion	1,040,000	661,494	355,000	(300,000)	1,756,494
Other liabilities	—	40,038	625	—	40,663
Stockholders’ equity	2,965,874	3,571,230	601,234	(3,822,000)	3,316,338

Total liabilities and stockholders’ equity	$4,014,333	$10,344,458	$977,344	$(4,123,123)	$11,213,012

	September 30, 2001
	AmerisourceBergen Corporation (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
	(in thousands)
Current assets:
Cash and cash equivalents	$61	$197,097	$100,468	$—	$297,626
Accounts receivable, net	—	294,087	1,848,576	—	2,142,663
Merchandise inventories	—	5,019,105	37,152	—	5,056,257
Prepaid expenses and other	175	14,840	941	—	15,956

Total current assets	236	5,525,129	1,987,137	—	7,512,502
Property and equipment, net	—	288,643	926	—	289,569
Goodwill	—	2,125,258	—	—	2,125,258
Intangibles, deferred charges and other	30,896	337,902	309,870	(314,752)	363,916
Intercompany investments and advances	3,590,649	1,487,502	(1,367,554)	(3,710,597)	—

Total assets	$3,621,781	$9,764,434	$930,379	$(4,025,349)	$10,291,245

Current liabilities:
Accounts payable	$—	$4,975,500	$15,707	$677	$4,991,884
Accrued expenses and other	12,293	525,495	313	—	538,101
Current portion of long-term debt	—	2,468	—	—	2,468

Total current liabilities	12,293	5,503,463	16,020	677	5,532,453
Long-term debt, net of current portion	1,100,000	679,876	392,035	(300,000)	1,871,911
Other liabilities	—	48,317	—	—	48,317
Stockholders’ equity	2,509,488	3,532,778	522,324	(3,726,026)	2,838,564

Total liabilities and stockholders’ equity	$3,621,781	$9,764,434	$930,379	$(4,025,349)	$10,291,245

SUMMARY CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2002
	AmerisourceBergen Corporation (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
	(in thousands)
Operating revenue	$—	$39,996,479	$244,235	$—	$40,240,714
Bulk deliveries to customer warehouses	—	4,994,051	29	—	4,994,080

Total revenue	—	44,990,530	244,264	—	45,234,794
Cost of goods sold	—	42,988,377	221,943	—	43,210,320

Gross profit	—	2,002,153	22,321	—	2,024,474
Operating expenses:
Distribution, selling and administrative	—	1,272,121	(51,470)	—	1,220,651
Depreciation	—	57,896	354	—	58,250
Amortization	—	2,848	53	—	2,901
Merger costs	—	24,244	—	—	24,244

Operating income	—	645,044	73,384	—	718,428
Equity in losses of affiliates and other	—	5,647	—	—	5,647
Interest expense	—	98,208	42,526	—	140,734

Income before taxes	—	541,189	30,858	—	572,047
Income taxes	—	215,789	11,317	—	227,106
Equity in earnings of subsidiaries	344,941	—	—	(344,941)	—

Net income	$344,941	$325,400	$19,541	$(344,941)	$344,941

	Fiscal year ended September 30, 2001
	AmerisourceBergen Corporation (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
	(in thousands)
Operating revenue	$—	$15,784,472	$38,163	$—	$15,822,635
Bulk deliveries to customer warehouses	—	368,671	47	—	368,718

Total revenue	—	16,153,143	38,210	—	16,191,353
Cost of goods sold	—	15,456,783	34,452	—	15,491,235

Gross profit	—	696,360	3,758	—	700,118
Operating expenses:
Distribution, selling and administrative	—	451,941	(54,093)	—	397,848
Depreciation	—	18,526	78	—	18,604
Amortization	—	2,985	—	—	2,985
Merger costs, facility consolidations and employee severance, and environmental remediation	—	21,305	—	—	21,305

Operating income	—	201,603	57,773	—	259,376
Equity in losses of affiliates and other	—	10,866	—	—	10,866
Interest expense	—	2,982	44,871	—	47,853

Income before taxes	—	187,755	12,902	—	200,657
Income taxes	—	72,406	4,455	—	76,861
Equity in earnings of subsidiaries	123,796	—	—	(123,796)	—

Net income	$123,796	$115,349	$8,447	$(123,796)	$123,796

SUMMARY CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended September 30, 2002
	AmerisourceBergen Corporation (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
	(in thousands)
Net income	$344,941	$325,400	$19,541	$(344,941)	$344,941
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(406,273)	386,869	(134,552)	344,941	190,985

Net cash (used in) provided by operating activities	(61,332)	712,269	(115,011)	—	535,926

Capital expenditures	—	(64,107)	(52)		(64,159)
Cost of acquired companies, net of cash acquired	—	(131,752)	(4,471)		(136,223)
Other		(2,432)	—		(2,432)

Net cash used in investing activities	—	(198,291)	(4,523)		(202,814)

Net repayments under revolving credit and securitization facilities	—	—	(37,000)		(37,000)
Long-term debt repayments	—	(23,119)	—		(23,119)
Deferred financing costs and other	(1,046)	2,793	(35)		1,712
Exercise of stock options	101,509	—	—		101,509
Cash dividends on Common Stock	(10,500)	—	—		(10,500)
Intercompany investments and advances	387,310	(518,691)	131,381	—	—

Net cash provided by (used in) financing activities	477,273	(539,017)	94,346	—	32,602

Increase (decrease) in cash and cash equivalents	415,941	(25,039)	(25,188)		365,714
Cash and cash equivalents at beginning of year	61	197,097	100,468		297,626

Cash and cash equivalents at end of year	$416,002	$172,058	$75,280		$663,340

	Fiscal year ended September 30, 2001
	AmerisourceBergen Corporation (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated Total
	(in thousands)
Net income	$123,796	$115,349	$8,447	$(123,796)	$123,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(110,291)	(18,428)	(164,727)	123,796	(169,650)

Net cash provided by (used in) operating activities	13,505	96,921	(156,280)	—	(45,854)

Capital expenditures	—	(23,363)	—		(23,363)
Cash acquired in Merger, net of transaction costs	—	101,075	32,743	—	133,818
Other	—	6,525	510	—	7,035

Net cash provided by investing activities	—	84,237	33,253	—	117,490

Net repayments under revolving credit and securitization facilities	—	(20,000)	(348,000)	—	(368,000)
Long-term debt borrowings	1,100,000	—	—	—	1,100,000
Long-term debt repayments	—	(625,376)	—	—	(625,376)
Deferred financing costs and other	(32,283)	—	(4)	—	(32,287)
Exercise of stock options	30,835	—	—	—	30,835
Intercompany investments and advances	(1,111,996)	581,511	530,485	—	—

Net cash (used in) provided by financing activities	(13,444)	(63,865)	182,481	—	105,172

Increase in cash and cash equivalents	61	117,293	59,454	—	176,808
Cash and cash equivalents at beginning of year	—	79,804	41,014	—	120,818

Cash and cash equivalents at end of year	$61	$197,097	$100,468	—	$297,626

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2003 annual meeting of stockholders (the “2003 Proxy Statement”) is incorporated herein by reference. The Company will file the 2003 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth below.

The following is a list of the Company’s principal executive officers, their ages and their positions, as of December 2, 2002. Each executive officer serves at the pleasure of the Company’s board of directors.

Name	Age	Current Position with the Company
R. David Yost	55	Chief Executive Officer and Director
Kurt J. Hilzinger	42	President and Chief Operating Officer
Michael D. DiCandilo	41	Senior Vice President and Chief Financial Officer
Charles J. Carpenter	53	Senior Vice President and President of PharMerica, Inc.
Steven H. Collis	41	Senior Vice President and President of AmerisourceBergen Specialty Group

Unless indicated to the contrary, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mr. Yost has been Chief Executive Officer and a Director of the Company since the Merger and was President of the Company until October 2002. He was Chairman of AmeriSource’s board of directors and Chief Executive Officer of AmeriSource from December 2000 until the Merger. Mr. Yost previously served as President and Chief Executive Officer of AmeriSource from May 1997 to December 2000. Mr. Yost served as a director of AmeriSource from 1997 until the Merger.

Mr. Hilzinger was named President and Chief Operating Officer of the Company in October 2002. Prior to that date, he served as the Company’s Executive Vice President and Chief Operating Officer since the Merger. Mr. Hilzinger served as President and Chief Operating Officer of AmeriSource from December 2000 until the Merger. Mr. Hilzinger served as Senior Vice President and Chief Operating Officer of AmeriSource from January 1999 to December 2000. He served as Senior Vice President, Chief Financial Officer of AmeriSource from 1997 to 1999.

Mr. DiCandilo was named Senior Vice President and Chief Financial Officer of the Company in March 2002. Previously, he served as the Company’s Vice President and Controller since the Merger date. He served as AmeriSource’s Vice President and Controller from 1995 to the Merger date.

Mr. Carpenter has been a Senior Vice President of the Company and President of PharMerica, Inc. since the Merger. He also served as President, PharMerica, Inc., from April 1999 until the Merger, and Senior Executive Vice President of Bergen from 1996 until the Merger. He was also Chief Procurement Officer of Bergen from 1996 to April 1999.

Mr. Collis has been a Senior Vice President of the Company and President of AmerisourceBergen Specialty Group since the Merger. He served as Senior Executive Vice President of Bergen from February 2000 until the Merger and President of ASD Specialty Healthcare, Inc. from September 2000 until the Merger. Mr. Collis was also Executive Vice President of ASD Specialty Healthcare, Inc. from 1996 to August 2000.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation appearing under “Management,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors,” and “Stockholder Return Performance” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under “Certain Relationships and Transactions” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on their evaluation as of a date within 90 days prior to the filing date of this annual report, the Company’s Chief Executive Officer and Chief Financial Officer (the “Senior Officers”), with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14 (c) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures are effective for their intended purposes. There have been no significant changes in the Company’s internal controls or in those factors that could significantly affect those controls since the date of their most recent evaluation.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) List of Financial Statements and Schedules.

Financial Statement Schedule: The following financial statement schedule is submitted in response to Item 15(a)(2):

Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) List of Exhibits.*

Exhibit Number	Description

2
Agreement and Plan of Merger dated as of March 16, 2001 by and among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-71942 on Form S-4, dated October 19, 2001).

3.1
Amended and Restated Certificate of Incorporation, as amended, of AmerisourceBergen Corporation (incorporated by reference to Annex J to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A, Registration No. 333-61440, filed July 5, 2001).

3.2
Amended and Restated Bylaws of AmerisourceBergen Corporation (incorporated by reference to Annex K to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-61440) filed July 5, 2001).

4.1
Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmeriSource Corporation, as Guarantor, Delaware Funding Corporation, as Buyer, and Morgan Guaranty Trust Company of New York, as Administrative Agent, dated as of May 14, 1999 (“May 1999 Receivables Purchase Agreement”) (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-4 of AmeriSource Health Corporation, Registration No. 333-79591, filed May 28, 1999).

4.2
Purchase Agreement between AmeriSource Corporation, as Seller, and AmeriSource Receivable Financial Corporation, as Payer, dated as of May 14, 1999 (“May 1999 Purchase Agreement”) (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-4 of AmeriSource Health Corporation, Registration No. 333-79591, filed May 28, 1999).

4.3
First Amendment, dated as of May 12, 2000, to the May 1999 Receivables Purchase Agreement (incorporated by reference to Exhibit 4.15 to Annual Report on Form 10-K of AmeriSource Health Corporation for the fiscal year ended September 30, 2000).

4.4
Second Amendment, dated as of May 26, 2000, to the May 1999 Receivables Purchase Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.5
Third Amendment, dated as of October 17, 2000, to the May 1999 Receivables Purchase Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.6
Fourth Amendment, dated as of August 29, 2001, to the May 1999 Receivables Purchase Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.7
Fifth Amendment, dated as of November 7, 2001, to the May 1999 Receivables Purchase Agreement (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.8
First Amendment, dated as of May 26, 2000 to the May 1999 Purchase Agreement (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

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

Exhibit Number	Description

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

4.12
Indenture dated as of August 16, 2001 governing 8 1/8% Senior Notes due 2008 among the Registrant, certain of the Registrant’s subsidiaries signatories thereto and Chase Manhattan Bank and Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.13
Form of 8 1/8% Senior Note due 2008 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.14
Registration Rights Agreement, dated August 14, 2001, by and among the Registrant, the Subsidiaries Guarantors Named Therein, Credit Suisse First Boston Corporation, Bank of America Securities LLC and JP Morgan Securities (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.15
Pledge and Escrow Agreement, dated August 14, 2001, by and among the Registrant, the Subsidiaries Guarantors Named Therein, Credit Suisse First Boston Corporation, Bank of America Securities LLC and JP Morgan Securities (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

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

4.18
Indenture dated March 13, 1998 related to PharMerica’s 8 3/8% Senior Subordinated Notes (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-4 of PharMerica filed May 15, 1998).

4.19
Credit Agreement dated as of August 29, 2001 among the Registrant and the Chase Manhattan Bank and various other financial institutions (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.20
Sixth Amendment, dated as of November 30, 2000, to the May 1999 Receivables Purchase Agreement (incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.21
Receivables Purchase and Servicing Agreement dated as of December 20, 2000 among Blue Hill II, Inc., Redwood Receivables Corporation, Bergen Brunswig Drug Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of Bergen Brunswig Corporation for the fiscal quarter ended December 31, 2000).

Exhibit Number	Description

4.22
First Supplemental Indenture, dated as of August 29, 2001, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation and Bank One Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3/A, Registration No. 333-68278, filed September 7, 2001).

4.23
Second Amendment, dated as of December 21, 2001, to the Receivables Purchase and Servicing Agreement dated as of December 20, 2000 among Blue Hill, Inc., Redwood Receivables Corporation, Bergen Brunswig Drug Company and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).

4.24
Seventh Amendment, dated as of February 7, 2002, to the Receivables Purchase Agreement dated as of May 14, 1999 among AmeriSource Receivables Financial Corporation, AmeriSource Corporation, AmeriSource Health Corporation, Delaware Funding Corporation and JPMorgan Chase Bank (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

4.25
Supplemental Indenture, dated as of August 9, 2001, among PharMerica, Inc., the Subsidiary Guarantors signatories thereto and BNY Midwest Trust Company (f/k/a Harris Trust and Savings Bank), as trustee, related to PharMerica’s 8 3/8% Senior Subordinated Notes due 2008.

4.26
Second Supplemental Indenture, dated as of December 27, 2001, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation, the Additional Subsidiary Guarantors signatories thereto and Bank One Trust Company, N.A., as trustee, related to AmeriSource’s 5% Convertible Subordinated Notes due 2007.

4.27
Eighth Amendment, dated as of August 8, 2002, to the Receivables Purchase Agreement dated as of May 14, 1999 among AmeriSource Receivables Financial Corporation, AmeriSource Corporation, AmeriSource Health Corporation, Delaware Funding Corporation and JPMorgan Chase Bank.

4.28
Ninth Amendment, dated as of October 1, 2002, to the Receivables Purchase Agreement dated as of May 14, 1999 among AmeriSource Receivables Financial Corporation, AmerisourceBergen Drug Corporation, AmerisourceBergen Services Corporation, Delaware Funding Corporation and JPMorgan Chase Bank.

4.29
Third Amendment, dated as of October 1, 2002, to the Receivables Purchase and Servicing Agreement dated as of December 20, 2000 among Blue Hill, Inc., Redwood Receivables Corporation, AmerisourceBergen Drug Corporation (as successor by merger to Bergen Brunswig Drug Company) and General Electric Capital Corporation.

4.30
Third Supplemental Indenture, dated as of October 1, 2002, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation, the Additional Subsidiary Guarantors signatories thereto and Bank One Trust Company, N.A., as trustee, related to AmeriSource’s 5% Convertible Subordinated Notes due 2007.

4.31
First Supplemental Indenture, dated as of October 1, 2002, between AmeriSource Health Corporation (successor to Bergen Brunswig Corporation) and J.P. Morgan Trust Company, National Association (f/k/a Chemical Trust Company of California), as trustee, related to Bergen’s 7 3/8% Senior Notes due 2003 and 7 1/4% Senior Notes due 2005.

4.32
First Supplemental Indenture, dated as of October 1, 2002, between AmeriSource Health Corporation (successor to Bergen Brunswig Corporation) and J.P. Morgan Trust Company, National Association (f/k/a Chase Manhattan Bank and Trust Company), as trustee, related to Bergen’s 7 4/5% Subordinated Debt Securities.

4.33
Indenture, dated as of November 18, 2002, among the Registrant, certain of the Registrant’s subsidiaries signatories thereto and J.P. Morgan Trust Company, National Association, as trustee, related to the Registrant’s 7 1/4% Senior Notes due 2012.

4.34	Form of 7 1/4% Senior Note due 2012.

4.35
Purchase Agreement, dated November 12, 2002, by and among the Registrant, the Subsidiary Guarantors named therein, Credit Suisse First Boston Corporation, Banc of America Securities LLC and J.P. Morgan Securities Inc.

4.36
Registration Rights Agreement, dated November 18, 2002, by and among the Registrant, the Subsidiary Guarantors named therein, Credit Suisse First Boston Corporation, Banc of America Securities LLC and J.P. Morgan Securities Inc.

10.1	Registrant’s 2001 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.2	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

10.3
AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

10.4
AmeriSource Health Corporation’s 1995 Stock Option Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).

10.5
Employment Agreement, dated September 4, 1997, between AmeriSource and R. David Yost (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K of AmeriSource Health Corporation for the fiscal year ended September 30, 1997).

10.6
Employment Agreement, dated September 4, 1997, between AmeriSource and Kurt J. Hilzinger (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K of AmeriSource Health Corporation for the fiscal year ended September 30, 1997).

10.7
AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

10.8
AmeriSource Health Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix D to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

10.9
1996 Amendment to the AmeriSource Health Corporation 1995 Stock Option Plan (incorporated by reference to Appendix A to AmeriSource Health Corporation’s Proxy Statement dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

10.10
AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

10.11
AmeriSource Health Corporation 1999 Stock Option Plan (incorporated by reference to Appendix B to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

10.12	AmeriSource Health Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

10.13
AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

10.14
Rights Agreement, dated as of August 27, 2001, between AmerisourceBergen Corporation and Mellon Investor Service LLC (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A, filed August 29, 2001).

10.15
Bergen Brunswig Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan, as of February 13, 2001 (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q of Bergen Brunswig Corporation for the fiscal quarter ended March 31, 2001).

10.16
Bergen Brunswig Corporation 1999 Management Stock Incentive Plan (incorporated by reference to Annex F to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

10.17
Bergen Brunswig Corporation 1999 Deferred Compensation Plan (incorporated by reference to Annex G to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

10.18
Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies (incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1997).

10.19
Bergen Brunswig Corporation Retired Officer Medical Plan As Amended and Restated Effective August 23, 1997 (incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1997).

10.20
Form of the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-631 on Form S-3 of Bergen Brunswig Corporation and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively).

10.21
Amendment No. 1 to the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1996).

10.22
Split Dollar Life Insurance Plan with Robert E. Martini (incorporated by reference to Exhibit 99(b) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1997).

10.23
Form of Bergen Brunswig Corporation Officers’ Employment Agreement and Schedule (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

10.24
Form of Bergen Brunswig Corporation Officers’ Severance Agreement and Schedule (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

10.25
Registrant’s 2002 Management Stock Incentive Plan dated as of April 24, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

10.26
Registrant’s 2002 Restricted Stock Plan dated as of September 11, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

10.27
Registrant’s 2002 Employee Stock Purchase Plan dated as of January 18, 2002 (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated January 22, 2002 for the Annual Meeting of Stockholders held on February 27, 2002).

10.28	Bergen Brunswig Corporation 1999 Non-Employee Directors’ Stock Plan (incorporated by reference to Annex E to Joint Proxy Statement/Prospectus dated March 16, 1999 of Bergen Brunswig Corporation).

10.29
AmerisourceBergen Corporation 2001 Deferred Compensation Plan as amended and restated as of November 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-101042, filed November 6, 2002).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.3
Statement under oath of Principal Executive Officer of AmerisourceBergen Corporation regarding facts and circumstances relating to Exchange Act Filings submitted to the Securities and Exchange Commission on August 14, 2002 pursuant to Commission Order No. 4-460 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on August 14, 2002).

99.4
Statement under oath of Principal Financial Officer of AmerisourceBergen Corporation regarding facts and circumstances relating to Exchange Act Filings submitted to the Securities and Exchange Commission on August 14, 2002 pursuant to Commission Order No. 4-460 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on
August 14, 2002).

*	Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

(b)	Reports on Form 8-K

On August 14, 2002, a Current Report on Form 8-K was filed, reporting under Items 7 and 9, that the principal executive officer and principal financial officer of the Company had submitted sworn statements to the Securities and Exchange Commission pursuant to Commission Order No. 4-460.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

Date: December 24, 2002	By: /s/
Michael D. DiCandilo Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ R. David Yost R. David Yost	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael D. DiCandilo Michael D. DiCandilo	Senior Vice President and Chief Financial Officer Principal Financial Officer)

/s/ Tim G. Guttman Tim G. Guttman	Vice President, Controller (Principal Accounting Officer)

/s/ Robert E. Martini Robert E. Martini	Director and Chairman

/s/ Rodney H. Brady Rodney H. Brady	Director

/s/ Charles H. Cotros Charles H. Cotros	Director

/s/ Richard C. Gozon Richard C. Gozon	Director

/s/ Edward E. Hagenlocker Edward E. Hagenlocker	Director

/s/ Jane E. Henney, M.D. Jane E. Henney, M.D.	Director

/s/ James R. Mellor James R. Mellor	Director

/s/ Francis G. Rodgers Francis G. Rodgers	Director

/s/ J. Lawrence Wilson J. Lawrence Wilson	Director

CERTIFICATIONS PURSUANT TO
18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification of Chief Executive Officer of AmerisourceBergen Corporation

I, R. David Yost, certify that:

1.	I have reviewed this Annual Report on Form 10-K (the “annual report”) of AmerisourceBergen Corporation (the “Registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15 d—14) for the Registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002	/s/ R. David Yost

R. David Yost
Chief Executive Officer

Certification of Chief Financial Officer of AmerisourceBergen Corporation

I, Michael D. DiCandilo, certify that:

1.	I have reviewed this Annual Report on Form 10-K (the “annual report”) of AmerisourceBergen Corporation (the “Registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15 d—14) for the Registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002	/s/ Michael D. DiCandilo

Michael D. DiCandilo
Senior Vice President and Chief
Financial Officer

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts		Deductions- Describe(4)	Balance at End of Period
	(in thousands)

Year Ended September 30, 2002
Allowance for doubtful accounts	$188,586	$65,664	$147	(3)	$(72,965)	$181,432

Year Ended September 30, 2001
Allowance for doubtful accounts	$34,506	$21,105	$151,393	(2)	$(18,418)	$188,586

Year Ended September 30, 2000
Allowance for doubtful accounts	$27,583	$10,274	$—		$(3,351)	$34,506

(1)	Represents the provision for doubtful receivables.
(2)	Represents the aggregate allowances of Bergen Brunswig Corporation at August 29, 2001 (the date of Bergen’s merger with AmeriSource to form the Company).
(3)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.
(4)	Represents accounts written off during year, net of recoveries.

S-1