Form 10-Q
period 2002-12-31
AMERISOURCEBERGEN CORP
filed 2003-02-13
CIK 1140859

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2002
                                  -------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________  TO  ________________


                         Commission file number 1-16671
                                                -------


                          AMERISOURCEBERGEN CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                    23-3079390
--------                                                    ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

1300 Morris Drive, Suite 100, Chesterbrook, PA              19087-5594
----------------------------------------------              ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (610) 727-7000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

     The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2003 was 110,219,039.

--------------------------------------------------------------------------------

                          AMERISOURCEBERGEN CORPORATION

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------

Part I.     Financial Information

            Item 1.         Financial Statements (Unaudited)

                            Consolidated Balance Sheets, December 31, 2002                                3
                                    and September 30, 2002

                            Consolidated Statements of Operations for the three                           5
                                    months ended December 31, 2002 and 2001

                            Consolidated Statements of Cash Flows for the three                           6
                                    months ended December 31, 2002 and 2001

                            Notes to Consolidated Financial Statements                                    7

            Item 2.         Management's Discussion and Analysis of Financial                            19
                                    Condition and Results of Operations

            Item 3.         Quantitative and Qualitative Disclosures                                     29
                                    About Market Risk

            Item 4.         Controls and Procedures                                                      29

Part II.    Other Information

            Item 6.         Exhibits and Reports on Form 8-K                                             30

Signatures                                                                                               31

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
-----------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,     September 30,
                                          ASSETS                                            2002              2002
-----------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Current assets:
        Cash and cash equivalents ..................................................    $     366,776    $     663,340
        Accounts receivable, less allowance for doubtful accounts: $179,438 at
            December 31, 2002 and $181,432 at September 30, 2002 ...................        2,328,398        2,222,156
        Merchandise inventories ....................................................        6,381,477        5,437,878
        Prepaid expenses and other .................................................           19,120           26,263
                                                                                        -------------    -------------
                Total current assets ...............................................        9,095,771        8,349,637
                                                                                        -------------    -------------

Property and equipment, at cost:
        Land .......................................................................           24,952           24,952
        Buildings and improvements .................................................          134,623          134,394
        Machinery, equipment and other .............................................          273,070          263,154
                                                                                        -------------    -------------
                Total property and equipment .......................................          432,645          422,500
        Less accumulated depreciation ..............................................          150,839          139,922
                                                                                        -------------    -------------
                Property and equipment, net ........................................          281,806          282,578
                                                                                        -------------    -------------

Other assets:
        Goodwill ...................................................................        2,206,346        2,205,159
        Deferred income taxes ......................................................            9,351           12,400
        Intangibles, deferred charges and other ....................................          365,898          363,238
                                                                                        -------------    -------------
                Total other assets .................................................        2,581,595        2,580,797
                                                                                        -------------    -------------

                TOTAL ASSETS .......................................................    $  11,959,172    $  11,213,012
                                                                                        =============    =============

----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             December 31,     September 30,
                           LIABILITIES AND STOCKHOLDERS' EQUITY                                  2002             2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Current liabilities:
        Accounts payable .............................................................        $   5,542,195   $  5,367,837
        Accrued expenses and other ...................................................              449,368        433,835
        Current portion of long-term debt ............................................              210,998         60,819
        Accrued income taxes .........................................................               82,408         31,955
        Deferred income taxes ........................................................              220,439        205,071
                                                                                           ----------------   ------------

                Total current liabilities ............................................            6,505,408      6,099,517
                                                                                           ----------------   ------------

Long-term debt, net of current portion ...............................................            1,991,706      1,756,494
Other liabilities ....................................................................               42,034         40,663

Stockholders' equity:
        Common stock, $.01 par value - authorized: 300,000,000 shares;
            issued and outstanding: 106,998,419 at December 31, 2002
            and 106,581,837 shares at September 30, 2002 .............................                1,070          1,066
        Additional paid-in capital ...................................................            2,872,214      2,858,596
        Retained earnings ............................................................              552,684        462,619
        Accumulated other comprehensive loss .........................................               (5,944)        (5,943)
                                                                                           ----------------   ------------

                Total stockholders' equity ...........................................            3,420,024      3,316,338
                                                                                           ----------------   ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................        $  11,959,172   $ 11,213,012
                                                                                           ================   ============

--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------

                                                                                         Three months ended December 31,
                                                                                       -----------------------------------
                                                                                                 2002              2001
--------------------------------------------------------------------------------------------------------------------------
Operating revenue ................................................................       $    11,106,905  $      9,686,276
Bulk deliveries to customer warehouses ...........................................             1,327,628         1,382,504
                                                                                       -----------------------------------
Total revenue ....................................................................            12,434,533        11,068,780
Cost of goods sold ...............................................................            11,913,108        10,597,347
                                                                                       -----------------------------------
Gross profit .....................................................................               521,425           471,433
Operating expenses:
    Distribution, selling and administrative .....................................               317,682           297,592
    Depreciation .................................................................                15,803            14,247
    Amortization .................................................................                 1,466               800
    Facility consolidations and employee severance ...............................                (1,381)                -
    Merger costs .................................................................                     -             7,497
                                                                                       -----------------------------------
Operating income .................................................................               187,855           151,297
Equity in losses of affiliates and other .........................................                   183             1,731
Interest expense .................................................................                34,385            36,993
                                                                                       -----------------------------------
Income before taxes...............................................................               153,287           112,573
Income taxes .....................................................................                60,548            44,690
                                                                                       -----------------------------------
        Net income ...............................................................       $        92,739  $         67,883
                                                                                       ===================================

Earnings per share:
    Basic ........................................................................       $          0.87  $           0.65
                                                                                       ===================================
    Diluted ......................................................................       $          0.84  $           0.63
                                                                                       ===================================

Weighted average common shares outstanding:
    Basic ........................................................................               106,790           103,736
    Diluted ......................................................................               113,402           111,182

Cash dividends declared per share of common stock ................................       $         0.025  $          0.025

--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended December 31,
                                                                                       -------------------------------------
                                                                                              2002                2001
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income ....................................................................         $  92,739           $  67,883
   Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation .............................................................            15,803              14,247
        Amortization, including amounts charged to interest expense ..............             3,242               1,999
        Provision for loss on accounts receivable ................................             7,276              15,758
        Loss on disposal of property and equipment ...............................             1,391                 183
        Equity in losses of affiliates and other .................................               183               1,731
        Provision for deferred income taxes ......................................            18,417              17,795
        Employee stock compensation ..............................................               206                 205
        Changes in operating assets and liabilities, excluding the effects of acquisitions:
                Accounts and notes receivable ....................................          (113,715)             20,662
                Merchandise inventories ..........................................          (943,599)           (722,648)
                Prepaid expenses and other .......................................             6,400              (1,721)
                Accounts payable, accrued expenses and income taxes ..............           243,874             163,460
                Other ............................................................             1,434               1,897
                                                                                       -------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES ..........................................          (666,349)           (418,549)
                                                                                       -------------------------------------

INVESTING ACTIVITIES
  Capital expenditures ...........................................................           (16,487)            (10,069)
  Cost of acquired companies, net of cash acquired ...............................            (1,427)                  -
  Purchase of additional equity interests in businesses ..........................                 -              (8,240)
  Proceeds from sales of property and equipment ..................................                75                  53
                                                                                       -------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES ........................................           (17,839)            (18,256)
                                                                                       -------------------------------------

FINANCING ACTIVITIES
  Net borrowings under revolving credit and receivables
      securitization facilities ..................................................           100,000             413,000
  Long-term debt borrowings ......................................................           300,000                   -
  Long-term debt repayments ......................................................           (15,000)            (23,075)
  Deferred financing costs and other .............................................            (4,525)               (971)
  Exercise of stock options ......................................................             9,823               9,509
  Cash dividends on common stock .................................................            (2,674)             (2,595)
                                                                                       -------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................           387,624             395,868
                                                                                       -------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS ............................................          (296,564)            (40,937)
Cash and cash equivalents at beginning of period .................................           663,340             297,626
                                                                                       -------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................         $ 366,776           $ 256,689
                                                                                       =====================================

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmerisourceBergen Corporation and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

         The Company was formed in connection with the merger of AmeriSource Health Corporation ("AmeriSource") and Bergen Brunswig Corporation ("Bergen"), which was consummated on August 29, 2001.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 2002 and the results of operations and cash flows for the interim periods ended December 31, 2002 and 2001 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

Note 2.  Recently Issued Financial Accounting Standards

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring." This standard addresses the financial accounting and reporting for costs associated with exit or disposal activities. These costs relate to termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract, and costs to consolidate facilities or relocate employees. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan does not by itself create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the basis for measuring the initial liability. The standard was effective for exit costs or disposal activities initiated after December 31, 2002, although early adoption was encouraged. The Company elected to adopt this standard in September 2002. The Company had previously recognized certain costs associated with restructuring plans as of the date of commitment to the plan. The adoption of SFAS No. 146 resulted in the deferral of recognition of such restructuring costs from the date the Company committed to a plan to the date the Company actually incurred the costs associated with a plan.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard is effective for fiscal years and interim periods beginning after December 15, 2002. The Company does not expect to adopt the fair value method of accounting for stock-based compensation. As required, the Company will adopt the disclosure provisions of this standard beginning with the quarter ending March 31, 2003.

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

Note 3.   Acquisitions and Other Investments

         In May 2002, the Company's Pharmaceutical Distribution segment acquired a 20% equity interest in a physician management consulting company for $5 million in cash, subject to a possible adjustment contingent on the entity achieving defined earnings targets in calendar 2002. The Company currently expects that there will be a $4 million increase in the purchase price related to the acquisition of the first 20% equity interest. Additionally, the Company has agreed to acquire, within the next two years, the remaining 80% equity interest for a minimum of $10 million, subject to adjustment contingent on the achievement of defined earnings targets. The Company currently expects to pay between $20 million and $30 million for the next 40% equity interest to be acquired in the second or third quarter of fiscal 2003. Under the terms of the acquisition agreement, the total purchase price for 100% equity ownership of the entity shall not exceed $100 million and is based on the entity's earnings during calendar years 2002 through 2004. The Company currently expects to pay between $70 million and $80 million, in the aggregate, for its 100% equity ownership in the entity. The initial 20% investment has been accounted for using the equity method of accounting.

Note 4.   Earnings Per Share

         Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods plus the dilutive effect of stock options. Additionally, the diluted calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

                                                                 Three months ended December 31,
                                                                 -------------------------------
(in thousands)                                                           2002          2001
------------------------------------------------------------------------------------------------
Net income .....................................................   $   92,739       $  67,883
Interest expense - convertible subordinated notes,
    net of income taxes ........................................        2,489           2,481
                                                                 -------------------------------
        Income available to common stockholders ................   $   95,228       $  70,364
                                                                 ===============================

Weighted average common shares outstanding - basic .............      106,790         103,736
Effect of dilutive securities:
    Options to purchase common stock ...........................          948           1,782
    Convertible subordinated notes .............................        5,664           5,664
                                                                 -------------------------------
        Weighted average common shares outstanding - diluted ...      113,402         111,182
                                                                 ===============================

Note 5.   Goodwill and Other Intangible Assets

         Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2002 (in thousands):

                                                          Pharmaceutical
                                                           Distribution       PharMerica       Total
---------------------------------------------------------------------------------------------------------
Goodwill at September 30, 2002 .....................     $  1,936,203      $    268,956   $   2,205,159
Goodwill recognized in connection with the
    acquisition of businesses ......................            1,187                 -           1,187
                                                        -------------------------------------------------
Goodwill at December 31, 2002 ......................     $  1,937,390      $    268,956   $   2,206,346
                                                        =================================================

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

         Following is a summary of other intangible assets (in thousands):

                                                  December 31, 2002                        September 30, 2002
                                     ---------------------------------------  -------------------------------------------
                                        Gross                          Net          Gross                          Net
                                       Carrying    Accumulated      Carrying       Carrying     Accumulated     Carrying
                                        Amount     Amortization      Amount         Amount      Amortization     Amount
                                     ---------------------------------------  -------------------------------------------
Unamortized intangibles:
   Tradenames ....................    $  226,781  $       -     $    226,781    $    226,781  $         -      $  226,781

Amortized intangibles: ...........
   Customer lists and other ......        32,838     (8,462)          24,376          32,838       (6,996)         25,842
                                     ---------------------------------------  -------------------------------------------
Total other intangible assets ....    $  259,619  $  (8,462)    $    251,157    $    259,619  $    (6,996)     $  252,623
                                     =======================================  ===========================================

         Amortization expense for other intangible assets was $1.5 million and $0.8 million in the three months ended December 31, 2002 and 2001, respectively. Amortization expense for other intangible assets is estimated to be $4.5 million in fiscal 2003, $3.7 million in each of fiscal 2004, fiscal 2005, and fiscal 2006 and $3.1 million in fiscal 2007.

Note 6.  Debt

         Debt consisted of the following (in thousands):

                                                                                       December 31,   September 30,
                                                                                          2002            2002
         ----------------------------------------------------------------------------------------------------------
         Term loan facility at 3.03% and 3.41%, respectively, due 2003 to 2006 ...  $     285,000     $     300,000
         Blanco revolving credit facility at 3.38% and 3.71%,
              respectively, due 2003 .............................................         55,000            55,000
         AmeriSource receivables securitization financing due 2004, at 1.87% .....        100,000                 -
         Bergen receivables securitization financing due 2005 ....................              -                 -
         Bergen 7 3/8% senior notes due 2003 .....................................        150,066           150,419
         Bergen 7 1/4% senior notes due 2005 .....................................         99,781            99,758
         8 1/8% senior notes due 2008 ............................................        500,000           500,000
         7 1/4% senior notes due 2012 ............................................        300,000                 -
         PharMerica 8 3/8% senior subordinated notes due 2008 ....................        124,485           124,532
         AmeriSource 5% convertible subordinated notes due 2007 ..................        300,000           300,000
         Bergen 6 7/8% exchangeable subordinated debentures due 2011 .............          8,425             8,425
         Bergen 7.80% trust preferred securities due 2039 ........................        275,456           275,288
         Other ...................................................................          4,491             3,891
                                                                                    -------------------------------
                 Total debt ......................................................      2,202,704         1,817,313
         Less current portion ....................................................        210,998            60,819
                                                                                    -------------------------------

                 Total, net of current portion ...................................  $   1,991,706     $   1,756,494
                                                                                    ===============================

         A description of the principal terms of the aforementioned debt is set forth in Note 5 of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

         In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the "7 1/4% Notes"). The 7 1/4% Notes are redeemable at the Company's option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7 1/4% Notes is payable semiannually in arrears, commencing May 15, 2003. The Company used the net proceeds of the 7 1/4% Notes to repay $15 million of the term loan in December 2002 and $150 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003. Additionally, the Company intends to redeem the PharMerica 8 3/8% senior subordinated notes due 2008, at a redemption price equal to 104.19% of the principal amount thereof, when they become callable in April 2003. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $5.1 million of costs which were deferred and are being amortized over the ten-year term of the notes.

         The Blanco Facility, which expires in May 2003, is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at December 31, 2002 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, since borrowings under the Blanco Facility are secured by a standby letter of credit under the Senior Credit Agreement, the Company is effectively financing this debt on a long-term basis through that arrangement.

Note 7.   Facility Consolidations and Employee Severance and Merger Costs

          Facility Consolidations and Employee Severance

         In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company's plan is to have a distribution facility network consisting of 30 facilities in the next four to five years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2002, the Company closed seven distribution facilities and plans to close additional facilities in fiscal 2003.

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

         In September 2002, the Company announced the first of its facility closures planned for fiscal 2003. The second and third facility closures planned for fiscal 2003 were announced in December 2002. Employee severance and lease cancellation costs related to the fiscal 2003 facility closures will be recognized in accordance with the new provisions of SFAS No. 146. Employee severance costs will generally be expensed during the employee service period and lease cancellation and other costs will generally be expensed when the Company enters into a contractual obligation. A charge of $1.1 million was recognized in the three months ended December 31, 2002 for employee severance related to the three announced fiscal 2003 facility closures. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

         The Company paid a total of $4.5 million for employee severance and lease and contract cancellation costs and terminated 103 employees in the first quarter of fiscal 2003 related to the aforementioned integration plans.

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     During the three months ended December 31, 2002, severance accruals of $1.8 million recorded in September 2001 were reversed into income because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company. Additionally, $0.7 million of the September 2001 write-down of assets related to facilities to be closed was reversed into income because the Company was able to use certain equipment that was previously expected to be abandoned or sold.

     The following table displays the activity in accrued expenses and other from September 30, 2002 to December 31, 2002 related to the integration plans discussed above (in thousands):

                                                       Employee         Lease Cancellation
                                                       Severance         Costs and Other             Total
-------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2002 .............     $          8,156    $               955   $          9,111

Employee severance expensed ..................                1,119                      -              1,119

Payments made during period ..................               (3,993)                  (540)            (4,533)

Employee severance reduction .................               (1,754)                     -             (1,754)
                                                 ------------------- ---------------------- -----------------

Balance as of December 31, 2002 ..............     $          3,528    $               415   $          3,943
                                                 =================== ====================== =================


        Merger Costs

     During the three months ended December 31, 2001, the Company expensed approximately $7.5 million of merger costs, primarily related to integrating the operations of AmeriSource and Bergen. Such costs were comprised of $6.0 million of consulting fees and $1.5 million of other items. Effective October 1, 2002, the Company converted its merger integration office to an operations management office. Accordingly, the costs of the operations management office are included within distribution, selling and administrative expenses in the consolidated statements of operations.

Note 8. Legal Matters and Contingencies

     In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves from time to time based on its periodic assessment of the potential outcomes of pending matters. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company's results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company's financial condition.

        Environmental Remediation

     The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. The Company has an accrued liability of $0.9 million as reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2002. Such liability represents the current estimate of the cost to remediate the site. However, changes in regulations or technology or new information concerning the site could affect the actual liability.

        Proposition 65

     In October 2001, the Center for Environmental Health filed a lawsuit against the Company's then Bergen Brunswig Drug Company subsidiary ("BBDC"), a predecessor to the Company's current AmerisourceBergen Drug Corporation subsidiary, and several other defendants. The complaint alleged violations of California's Proposition 65 and Unfair Trade Practices Act for

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. The Company tendered its defense to the manufacturer of its private label medicines. In January 2002, the California Attorney General served an amended complaint against BBDC and several of the defendants covering the same products and asserting similar allegations and damages. On January 29, 2002, the State filed a motion to consolidate the two actions in San Francisco County Superior Court. The Company has answered the amended complaints. Settlement discussions are ongoing.

        Contract Dispute

     In January 2002, BBDC was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. The complaint, which includes claims for fraud, breach of New Jersey's Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company's motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. The Company has answered the remaining counts of the complaint and the parties have served each other with discovery requests and discovery is ongoing.

        PharMerica Matter

     Prior to the acquisition of PharMerica by Bergen, the United States Department of Health and Human Services ("HHS"), during the course of a Medicare audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to certain nursing homes in 1997 and 1998. PharMerica has learned that HHS auditors alleged that during the 1997-1998 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. In June 2000, the government sued Sensitive Care, a former chain of thirteen Texas nursing homes, alleging that Sensitive Care filed false claims for Medicare reimbursement. Because Sensitive Care has filed for bankruptcy, the government's case has been filed in bankruptcy court as a creditor's claim. In its answer to the government's lawsuit, Sensitive Care has denied liability and has brought a third-party complaint alleging that PharMerica is liable for any false claims liabilities that may be imposed against Sensitive Care under an indemnification clause contained in the pharmacy services contracts between PharMerica and the nursing homes Sensitive Care formerly operated. PharMerica denies that it has any liability for fraudulent billings that Sensitive Care, an independent third-party organization, may have submitted to the government. Nevertheless, PharMerica has entered into settlement discussions with the government in the interest of expeditiously resolving this matter.

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

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     All of the Company's operations are located in the United States, except for one ABDC subsidiary, which operates in Puerto Rico.

     The following tables present segment information for the three months ended December 31 (in thousands):

                                                                      Revenue
                                                      ----------------------------------------
Three months ended December 31,                                 2002                  2001
----------------------------------------------------------------------------------------------
Pharmaceutical Distribution .......................    $      10,899,570     $       9,522,076
PharMerica ........................................              402,842               355,415
Intersegment eliminations .........................             (195,507)             (191,215)
                                                      ----------------------------------------
     Operating revenue ............................           11,106,905             9,686,276

Bulk deliveries to customer warehouses ............            1,327,628             1,382,504
                                                      ----------------------------------------
Total revenue .....................................    $      12,434,533     $      11,068,780
                                                      ========================================

     Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

                                                                    Operating Income
                                                      ----------------------------------------
Three months ended December 31,                                   2002                  2001
----------------------------------------------------------------------------------------------
Pharmaceutical Distribution .........................   $        162,935     $         139,484
PharMerica ..........................................             23,539                19,310
Facility consolidations and employee severance and
     Merger costs ("special items") .................              1,381                (7,497)
                                                      ----------------------------------------
     Total operating income .........................            187,855               151,297
Equity in losses of affiliates and other ............               (183)               (1,731)
Interest expense ....................................            (34,385)              (36,993)
                                                      ----------------------------------------
         Income before taxes ........................   $        153,287     $         112,573
                                                      ========================================

         Segment operating income is evaluated before equity in losses of affiliates, interest expense and special items. All corporate office expenses are allocated to the two reportable segments.

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

Note 10.  Subsequent Events

     Acquisition of Bridge Medical, Inc.

     In January 2003, the Company acquired Bridge Medical, Inc. ("Bridge"), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, for a base purchase price of approximately $28 million. The acquisition also provides for contingent payments of up to a maximum of $55 million based on Bridge achieving defined earnings targets through the end of calendar 2004. The Company paid 83% of the base purchase price by issuing 401,780 shares of Common Stock. The remaining 17% of the base purchase price was paid in cash. The Company also intends to pay any contingent amounts that may become due primarily in shares of Common Stock. At the closing of the acquisition, the Company issued an additional 401,780 shares of Common Stock into an escrow account that may be used for the payment of contingent amounts, if any, that may become due in the future. The Company will retire any unused shares remaining in the escrow account after the end of calendar 2004 upon the completion of the contingent payment determinations.

     Acquisition of US Bioservices Corporation

     In January 2003, the Company acquired US Bioservices Corporation ("US Bio"), a national pharmaceutical services provider focused on the management of high-cost complex therapies and reimbursement support with revenues of approximately $120 million in calendar 2002, for a base purchase price of approximately $159 million, which included the repayment of US Bio debt of approximately $15 million. The Company issued 2,399,091 shares of Common Stock with an aggregate market value of approximately $131 million and paid the remaining $28 million of the base purchase price in cash. The agreement also provides for contingent payments of up to $27.6 million in cash based on US Bio achieving defined earnings targets through the end of the first quarter of calendar 2004.

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

Note 11. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

         The Company's 8 1/8% Notes, 7 1/4% Notes and 5% Notes each are fully and unconditionally guaranteed on a joint and several basis by a majority of the Company's subsidiaries (the subsidiaries of the Company which are guarantors of either the 8 1/8% Notes, 7 1/4% Notes and/or the 5% Notes being referred to collectively as the "Guarantor Subsidiaries"). The only subsidiaries of the Company which are not guarantors of either the 8 1/8% Notes, the 7 1/4% Notes and/or the 5% Notes (the "Non-Guarantor Subsidiaries") are: (a) ARFC Securitization Facility and Blue Hill Securitization Program, the receivables securitization special purpose entities; (b) Capital I Trust, the issuer of the Trust Preferred Securities; and (c) certain operating subsidiaries which are collectively minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the "Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2002 and September 30, 2002 and statements of operations and cash flows for the three months ended December 31, 2002 and 2001.

SUMMARY CONSOLIDATING BALANCE SHEETS:

                                                                              December 31, 2002
                                           --------------------------------------------------------------------------------------
                                            AmerisourceBergen                                        Eliminations
                                               Corporation          Guarantor     Non-Guarantor          and         Consolidated
(in thousands)                                   (Parent)         Subsidiaries    Subsidiaries     Reclassifications     Total
---------------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                   $        40,302    $     202,143   $     124,331  $             -    $     366,776
   Accounts receivable, net                                  3          277,348       2,051,047                -        2,328,398
   Merchandise inventories                                   -        6,336,762          44,715                -        6,381,477
   Prepaid expenses and other                              158           18,329             633                -           19,120
                                           ---------------------------------------------------------------------------------------
       Total current assets                             40,463        6,834,582       2,220,726                -        9,095,771

Property and equipment, net                                  -          280,903             903                -          281,806
Goodwill                                                     -        2,203,209           3,137                -        2,206,346
Intangibles, deferred charges and other                 29,695          344,061         310,772         (309,279)         375,249
Intercompany investments and advances                4,357,313        1,009,761      (1,382,423)      (3,984,651)               -
                                           --------------------------------------------------------------------------------------

       Total assets                            $     4,427,471    $  10,672,516   $   1,153,115  $    (4,293,930)   $  11,959,172
                                           ======================================================================================
Current liabilities:
   Accounts payable                            $             -    $   5,533,019   $       9,176  $             -    $   5,542,195
   Accrued expenses and other                           18,279          648,473           3,055                -          669,807
   Accrued income taxes                                (55,595)         138,003               -                -           82,408
   Current portion of long-term debt                    60,000              932               -                -           60,932
                                           --------------------------------------------------------------------------------------
       Total current liabilities                        22,684        6,320,427          12,231                -        6,355,342

Long-term debt, net of current portion               1,325,000          661,772         455,000         (300,000)       2,141,772
Other liabilities                                            -           41,401             633                -           42,034

Stockholders' equity                                 3,079,787        3,648,916         685,251       (3,993,930)       3,420,024
                                           --------------------------------------------------------------------------------------

       Total liabilities and
          stockholders'  equity                $     4,427,471    $  10,672,516   $   1,153,115  $    (4,293,930)   $  11,959,172
                                           ======================================================================================

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                              September 30, 2002
                                             ----------------------------------------------------------------------------------
                                             AmerisourceBergen                                   Eliminations
                                                Corporation        Guarantor     Non-Guarantor        and         Consolidated
(in thousands)                                    (Parent)       Subsidiaries    Subsidiaries   Reclassifications     Total
-------------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                   $     416,002      $   172,058     $    75,280    $           -      $   663,340
   Accounts receivable, net                            3,315          243,587       1,975,254                -        2,222,156
   Merchandise inventories                                 -        5,387,288          50,590                -        5,437,878
   Prepaid expenses and other                            218           25,082             963                -           26,263
                                             ----------------------------------------------------------------------------------
       Total current assets                          419,535        5,828,015       2,102,087                -        8,349,637

Property and equipment, net                                -          281,682             896                -          282,578
Goodwill                                                   -        2,202,023           3,136                -        2,205,159
Intangibles, deferred charges and other               26,082          348,657         310,791         (309,892)         375,638
Intercompany investments and advances              3,568,716        1,684,081      (1,439,566)      (3,813,231)               -
                                             ----------------------------------------------------------------------------------
       Total assets                            $   4,014,333      $10,344,458     $   977,344    $  (4,123,123)     $11,213,012
                                             ==================================================================================

Current liabilities:
   Accounts payable                            $           -      $ 5,350,189     $    18,771    $      (1,123)     $ 5,367,837
   Accrued expenses and other                         10,819          626,373           1,714                -          638,906
   Accrued income taxes                              (62,360)          94,315               -                -           31,955
   Current portion of long-term debt                  60,000              819               -                -           60,819
                                             ----------------------------------------------------------------------------------
       Total current liabilities                       8,459        6,071,696          20,485           (1,123)       6,099,517

Long-term debt, net of current portion             1,040,000          661,494         355,000         (300,000)       1,756,494
Other liabilities                                          -           40,038             625                -           40,663

Stockholders' equity                               2,965,874        3,571,230         601,234       (3,822,000)       3,316,338
                                             ----------------------------------------------------------------------------------
       Total liabilities and
          stockholders' equity                 $   4,014,333      $10,344,458     $   977,344    $  (4,123,123)     $11,213,012
                                             ==================================================================================

SUMMARY CONSOLIDATING STATEMENTS OF OPERATIONS:

                                                                      Three months ended December 31, 2002
                                             ----------------------------------------------------------------------------------
                                              AmerisourceBergen                                   Eliminations
                                                 Corporation        Guarantor     Non-Guarantor        and         Consolidated
(in thousands)                                     (Parent)       Subsidiaries    Subsidiaries   Reclassifications     Total
-------------------------------------------------------------------------------------------------------------------------------
Operating revenue                             $            -      $11,046,540     $    60,365      $         -      $11,106,905
Bulk deliveries to customer warehouses                     -        1,327,617              11                -        1,327,628
                                             ----------------------------------------------------------------------------------
Total revenue                                              -       12,374,157          60,376                -       12,434,533
Cost of goods sold                                         -       11,854,710          58,398                -       11,913,108
                                             ----------------------------------------------------------------------------------
Gross profit                                               -          519,447           1,978                -          521,425
Operating expenses:
   Distribution, selling and
     administrative                                        -          331,508         (13,826)               -          317,682
   Depreciation                                            -           15,720              83                -           15,803
   Amortization                                            -            1,448              18                -            1,466
   Facility consolidations and employee
     severance                                             -           (1,381)              -                -           (1,381)
                                             ----------------------------------------------------------------------------------
Operating income                                           -          172,152          15,703                -          187,855
Equity in losses of affiliates and other                   -              183               -                -              183
Interest expense                                     (17,126)          44,170           7,341                -           34,385
                                             ----------------------------------------------------------------------------------
Income before taxes and equity in
   earnings of subsidiaries                           17,126          127,799           8,362                -          153,287
Income taxes                                           6,765           50,482           3,301                -           60,548
Equity in earnings of subsidiaries                    92,739                -               -          (92,739)               -
                                             ----------------------------------------------------------------------------------

   Net income                                 $      103,100      $    77,317     $     5,061      $   (92,739)     $    92,739
                                             ==================================================================================

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                 Three months ended December 31, 2001
                                           ---------------------------------------------------------------------------------------
                                           AmerisourceBergen                                        Eliminations
                                              Corporation          Guarantor      Non-Guarantor          and           Consolidated
(in thousands)                                  (Parent)          Subsidiaries     Subsidiaries    Reclassifications      Total
==================================================================================================================================
Operating revenue                          $         -       $     9,627,128    $      59,148   $            -      $    9,686,276
Bulk deliveries to customer warehouses               -             1,382,493               11                -           1,382,504
                                           ---------------------------------------------------------------------------------------
Total revenue                                        -            11,009,621           59,159                -          11,068,780
Cost of goods sold                                   -            10,543,275           54,072                -          10,597,347
                                           ---------------------------------------------------------------------------------------
Gross profit                                         -               466,346            5,087                -             471,433
Operating expenses:
   Distribution, selling and administrative          -               310,815          (13,223)               -             297,592
   Depreciation                                      -                14,177               70                -              14,247
   Amortization                                      -                   800                -                -                 800
   Merger costs                                      -                 7,497                -                -               7,497
                                           ---------------------------------------------------------------------------------------
Operating income                                     -               133,057           18,240                -             151,297
Equity in losses of affiliates and other             -                 1,731                -                -               1,731
Interest expense                                     -                22,015           14,978                -              36,993
                                           ---------------------------------------------------------------------------------------
Income before taxes and equity in
   earnings of subsidiaries                          -               109,311            3,262                -             112,573
Income taxes                                         -                43,307            1,383                -              44,690
Equity in earnings of subsidiaries              67,883                     -                -          (67,883)                  -
                                           ---------------------------------------------------------------------------------------
   Net income                              $    67,883       $        66,004    $       1,879   $      (67,883)     $       67,883
                                           =======================================================================================


SUMMARY CONSOLIDATING STATEMENTS OF CASH FLOWS:

                                                                     Three months ended December 31, 2002
                                               ----------------------------------------------------------------------------------
                                               AmerisourceBergen
                                                  Corporation          Guarantor      Non-Guarantor                Consolidated
(in thousands)                                      (Parent)          Subsidiaries    Subsidiaries   Eliminations       Total
=================================================================================================================================
Net income                                     $   103,100          $      87,678    $      5,061     $  (103,100)   $     92,739
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities                            (81,543)              (702,912)        (77,733)        103,100        (759,088)
                                               ----------------------------------------------------------------------------------
Net cash provided by (used in)operating
   activities                                       21,557               (615,234)        (72,672)              -        (666,349)
                                               ----------------------------------------------------------------------------------
Capital expenditures                                     -                (16,397)            (90)              -         (16,487)
Cost of acquired companies, net of cash
   acquired                                              -                 (1,427)              -               -          (1,427)
Other                                                    -                     75               -               -              75
                                               ----------------------------------------------------------------------------------
Net cash used in investing activities                    -                (17,749)            (90)              -         (17,839)
                                               ----------------------------------------------------------------------------------
Net repayments under revolving credit
   and securitization facilities                         -                      -         100,000               -         100,000
Long-term debt borrowings                          300,000                      -               -               -         300,000
Long-term debt repayments                          (15,000)                     -               -               -         (15,000)
Deferred financing costs and other                  (3,977)                  (548)              -               -          (4,525)
Exercise of stock options                            9,823                      -               -               -           9,823
Cash dividends on Common Stock                      (2,674)                     -               -               -          (2,674)
Intercompany investments and advances             (685,429)               663,616          21,813               -               -
                                               ----------------------------------------------------------------------------------
Net cash (used in) provided by

   financing activities                           (397,257)               663,068         121,813               -         387,624
                                               ----------------------------------------------------------------------------------
(Decrease) increase in cash and
   cash equivalents                               (375,700)                30,085          49,051               -        (296,564)
Cash and cash equivalents at beginning of
   period                                          416,002                172,058          75,280               -         663,340
                                               ----------------------------------------------------------------------------------
Cash and cash equivalents at end of period     $    40,302          $     202,143    $    124,331     $         -    $    366,776
                                               ==================================================================================

                 AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                    Three months ended December 31, 2001
                                         -----------------------------------------------------------------------------------------
                                          AmerisourceBergen
                                             Corporation           Guarantor      Non-Guarantor                       Consolidated
(in thousands)                                (Parent)            Subsidiaries     Subsidiaries      Eliminations        Total
==================================================================================================================================
Net income                                   $    67,883        $        66,004     $       1,879   $     (67,883)   $      67,883
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities                             (149)              (630,796)           76,630          67,883         (486,432)
                                            --------------------------------------------------------------------------------------
Net cash provided by (used in) operating
   activities                                     67,734               (564,792)           78,509               -         (418,549)
                                            --------------------------------------------------------------------------------------
Capital expenditures                                   -                (10,041)              (28)              -          (10,069)
Purchase of equity interests in
business                                               -                 (8,240)                -               -           (8,240)
Other                                                  -                     53                 -               -               53
                                            --------------------------------------------------------------------------------------
Net cash used in investing activities                  -                (18,228)              (28)              -          (18,256)
                                            --------------------------------------------------------------------------------------
Net borrowings under revolving credit
   and securitization facilities                       -                      -           413,000               -          413,000
Long-term debt borrowings                              -                      -                 -               -                -
Long-term debt repayments                              -                (23,075)                -               -          (23,075)
Deferred financing costs and other                (1,024)                    64               (11)              -             (971)
Exercise of stock options                          9,509                      -                 -               -            9,509
Cash dividends on Common Stock                    (2,595)                     -                 -               -           (2,595)
Intercompany investments and advances           (436,302)               931,243          (494,941)              -                -
                                            --------------------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                         (430,412)               908,232           (81,952)              -          395,868
                                            --------------------------------------------------------------------------------------
(Decrease) increase in cash and
   cash equivalents                             (362,678)               325,212            (3,471)              -          (40,937)
Cash and cash equivalents at beginning of
   period                                        416,002               (218,844)          100,468               -          297,626
                                            --------------------------------------------------------------------------------------
Cash and cash equivalents at end of period   $    53,324        $       106,368     $      96,997   $           -    $     256,689
                                            ======================================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein:

     The Company

     AmerisourceBergen Corporation (the "Company") is a leading national wholesale distributor of pharmaceutical products and related healthcare services and solutions with over $40 billion in annualized operating revenue. The Company was formed in connection with the merger of AmeriSource Health Corporation ("AmeriSource") and Bergen Brunswig Corporation ("Bergen"), which was consummated on August 29, 2001 (the "Merger").

     The Company is organized based upon the products and services it provides to its customers. The Company's operating segments have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

     The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management, pharmacy automation and information services to its customers. ABSG sells specialty pharmaceutical products and services to physicians, clinics and other providers in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

     The PharMerica segment consists solely of the Company's PharMerica operations. PharMerica provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, and residential living communities. It also provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers' compensation programs, and provides pharmaceutical claims administration services for payors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Results of Operations

                          AmerisourceBergen Corporation
                           Summary Segment Information

                                                                                Operating Revenue
                                                                         Three Months Ended December 31,
                                                                -----------------------------------------------

      (dollars in thousands)                                           2002            2001           Change
      ---------------------------------------------------------------------------------------------------------
      Pharmaceutical Distribution                                 $  10,899,570    $  9,522,076           14%
      PharMerica                                                        402,842         355,415           13
      Intersegment eliminations                                        (195,507)       (191,215)           2
                                                                --------------------------------

           Total                                                  $  11,106,905    $  9,686,276           15%
                                                                ===============================================

                                                                                 Operating Income
                                                                         Three Months Ended December 31,
                                                                -----------------------------------------------

      (dollars in thousands)                                            2002            2001         Change
      ---------------------------------------------------------------------------------------------------------
      Pharmaceutical Distribution                                 $     162,935    $    139,484           17%
      PharMerica                                                         23,539          19,310           22
      Facility consolidations and employee severance and
          Merger costs ("special items")                                  1,381          (7,497)
                                                                --------------------------------

           Total                                                  $     187,855    $    151,297           24%
                                                                ===============================================

      Percentages of operating revenue:

      Pharmaceutical Distribution
           Gross profit                                                    3.59%           3.70%
           Operating expenses                                              2.10%           2.23%
           Operating income                                                1.49%           1.46%

      PharMerica
           Gross profit                                                   32.18%          33.62%
           Operating expenses                                             26.33%          28.18%
           Operating income                                                5.84%           5.43%

      AmerisourceBergen Corporation
           Gross profit                                                    4.69%           4.87%
           Operating expenses                                              3.00%           3.31%
           Operating income                                                1.69%           1.56%

      -----------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Consolidated Results

     Operating revenue, which excludes bulk deliveries, for the quarter ended December 31, 2002 increased 15% to $11.1 billion from $9.7 billion in the prior-year quarter. This increase is primarily due to increased operating revenue in the Pharmaceutical Distribution segment.

     The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries decreased by $54.9 million or 4.0% in the quarter ended December 31, 2002 compared to the prior-year quarter. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact to the Company's cash flows due to favorable timing between the customer payments to us and the payments by us to our suppliers.

     Gross profit of $521.4 million in the quarter ended December 31, 2002 reflects an increase of 11% from $471.4 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2002 was 4.69%, as compared to the prior-year percentage of 4.87%. The decrease in gross profit percentage in comparison with the prior-year percentage reflects declines in both the Pharmaceutical Distribution and PharMerica segments due to changes in customer mix and competitive selling price pressures.

     Distribution, selling and administrative expenses, depreciation and amortization ("DSAD&A") of $335.0 million in the quarter ended December 31, 2002 reflects an increase of 7% compared to $312.6 million in the prior-year quarter. As a percentage of operating revenue, DSAD&A in the quarter ended December 31, 2002 was 3.02%, as compared to the prior-year percentage of 3.23%. The decrease in the DSAD&A percentage from the prior-year ratio reflects improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes, operational efficiencies and continued benefits from the merger integration effort.

     In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company's plan is to have a distribution facility network consisting of 30 facilities in the next four to five years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2002, the Company closed seven distribution facilities and is planning to close additional facilities in fiscal 2003.

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

     In September 2002, the Company announced the first of its facility closures planned for fiscal 2003. The second and third facility closures planned for fiscal 2003 were announced in December 2002. Employee severance and lease cancellation costs related to the fiscal 2003 facility closures will be recognized in accordance with the new provisions of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which the Company elected to adopt early in September 2002. Employee severance costs will generally be expensed during the employee service period and lease cancellation and other costs will generally be expensed when the Company enters into a contractual obligation. The Company expects to incur charges of approximately $10 million to $12 million relating to these

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


efforts in fiscal 2003. A charge of $1.1 million was recognized in the three months ended December 31, 2002 for employee severance related to the three announced fiscal 2003 facility closures. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

         The Company paid a total of $4.5 million for employee severance and lease and contract cancellation costs and terminated 103 employees in the first quarter of fiscal 2003 related to the aforementioned integration plans.

     During the three months ended December 31, 2002, severance accruals of $1.8 million recorded in September 2001 were reversed into income because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company. Additionally, $0.7 million of the September 2001 write-down of assets related to facilities to be closed was reversed into income because the Company was able to use certain equipment that was previously expected to be abandoned or sold.

         During the three months ended December 31, 2001, the Company expensed approximately $7.5 million of merger costs, primarily related to integrating the operations of AmeriSource and Bergen. Such costs were comprised of $6.0 million of consulting fees and $1.5 million of other items. Effective October 1, 2002, the Company converted its merger integration office to an operations management office. Accordingly, the costs of the operations management office are included within distribution, selling and administrative expenses in the consolidated statements of operations.

         Operating income of $187.9 million for the quarter ended December 31, 2002 reflects an increase of 24% from $151.3 million in the prior-year quarter. Special items increased the Company's operating income in the quarter ended December 31, 2002 by $1.4 million and reduced the Company's operating income in the prior-year quarter by $7.5 million. The Company's operating income as a percentage of operating revenue was 1.69% in the quarter ended December 31, 2002 in comparison to 1.56% in the prior-year quarter. The improvement is due to the reduction of the special items and the aforementioned DSAD&A expense percentage reduction more than offsetting the reduction in gross margin.

         Interest expense decreased 7% in the quarter ended December 31, 2002 to $34.4 million compared to $37.0 million in the prior-year quarter. Average borrowings, net of cash, under the Company's debt facilities during the quarter ended December 31, 2002 were $1.8 billion as compared to average borrowings, net of cash, of $2.2 billion in the prior-year quarter. The reduction in average borrowings, net of cash, was achieved due to improvements in the management of the Company's working capital. Average borrowing rates under the Company's variable-rate debt facilities decreased to 3.26% in the current year quarter from 3.61% in the prior-year quarter, due to lower market interest rates.

         Income tax expense of $60.5 million in the quarter ended December 31, 2002, reflects an effective tax rate of 39.5% versus 39.7% in the prior-year quarter. The tax provision for the quarter ended December 31, 2002 was computed based on an estimate of the annual effective rate.

         Net income of $92.7 million for the quarter ended December 31, 2002 reflects an increase of 37% from $67.9 million in the prior-year quarter. Diluted earnings per share of $0.84 in the quarter ended December 31, 2002 reflects a 33% increase as compared to $0.63 per share in the prior-year quarter. Special items had the effect of increasing net income and diluted earnings per share for the quarter ended December 31, 2002 by $0.8 million and $0.01, respectively. Special items had the effect of reducing net income and diluted earnings per share for the quarter ended December 31, 2001 by $4.5 million and $0.04, respectively.

                Segment Information

Pharmaceutical Distribution Segment

         Pharmaceutical Distribution operating revenue of $10.9 billion for the quarter ended December 31, 2002 reflects an increase of 14% from $9.5 billion in the prior-year quarter. During the quarter ended December 31, 2002, 55% of operating revenue was from sales to institutional customers and 45% was from retail customers; this compares to a customer mix in the prior-year quarter of 52% institutional and 48% retail. In comparison with the prior-year results, sales to institutional customers increased 19% for the quarter primarily due to higher revenues from mail order customers and the ABSG specialty pharmaceutical business. Sales to retail customers increased 10% over the prior-year quarter, principally due to higher revenues

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

from drug store chains, including the pharmacy departments of supermarkets. This segment's growth largely reflects national industry economic conditions, including increases in prescription drug usage and higher pharmaceutical prices. Future operating revenue growth may be impacted by customer consolidation and competition within the industry, as well as by industry growth rates. Industry growth rates, as estimated by IMS Healthcare, Inc., are expected to be between 11% and 14% over the next four years, reflecting the impact of brand name drug patent expirations expected between 2003 and 2005 and a slowdown in the introduction of significant new drugs in 2003.

         Pharmaceutical Distribution gross profit of $391.8 million in the quarter ended December 31, 2002 reflects an increase of 11% from $352.0 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the first quarter of fiscal 2003 was 3.59%, as compared to the prior-year percentage of 3.70%. The gross profit decline reflects the net impact of a number of factors, including the change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset, in part, by higher buy-side margins than in the prior year. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that increases in the buy-side component of the gross margin, including manufacturer price increases and negotiated deals, will be available in the future to fully or partially offset the anticipated decline. The Company's cost of goods sold for interim periods includes a last-in, first-out ("LIFO") provision that is based on the Company's estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

         Pharmaceutical Distribution operating expenses of $228.9 million in the quarter ended December 31, 2002 reflect an increase of 8% from $212.5 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the first quarter of fiscal 2003 were 2.10%, as compared to the prior-year percentage of 2.23%. This decrease in expense percentage reflects the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process, the continued emphasis on productivity throughout the Company's distribution network and a reduction of bad debt expense.

         Pharmaceutical Distribution operating income of $162.9 million in the quarter ended December 31, 2002 reflects an increase of 17% from $139.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the first quarter of fiscal 2003 was 1.49%, as compared to the prior-year percentage of 1.46%. The improvement over the prior-year percentage was due to a reduction in the operating expense ratio, which was greater than the reduction in gross profit margin. The reduction of the operating expense ratio was partially due to the Company's ability to capture synergy cost savings from the Merger. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned and result in the desired synergies.

PharMerica Segment

         PharMerica's operating revenue increased 13% for the quarter December 31, 2002 to $402.8 million compared to $355.4 million in the prior-year quarter. This increase is principally attributable to growth in PharMerica's workers' compensation business, which has grown at a faster rate than its long-term care business.

         PharMerica's gross profit of $129.6 million for the quarter ended December 31, 2002 increased 8% from gross profit of $119.5 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the first quarter of fiscal 2003 was 32.18%, as compared to prior-year percentage of 33.62%. This decrease is primarily the result of a change in the sales mix, with a greater proportion of PharMerica's current year revenues coming from its workers' compensation business, which has lower gross profit margins and lower operating expenses than its long-term care business. In addition, industry competitive pressures continue to adversely affect gross profit margins.

         PharMerica's operating expenses of $106.1 million for the quarter ended December 31, 2002 increased 6% increase from operating expenses of $100.2 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the first quarter of fiscal 2003 were 26.33%, as compared to the prior-year percentage of 28.18%. The percentage reduction is due to several factors, including the aforementioned shift in customer mix towards the workers' compensation business, continued improvements in operating practices, and a reduction in bad debt expense.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         PharMerica's operating income of $23.5 million for the quarter ended December 31, 2002 increased 22% compared to operating income of $19.3 million in the prior-year quarter. As a percentage of operating revenue, operating income in the first quarter of fiscal 2003 was 5.84%, as compared to the prior-year percentage of 5.43%. The improvement was due to the aforementioned reduction in the operating expense ratio, which was greater than the reduction in gross profit margin.

Intersegment Eliminations

         These amounts represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

         Liquidity and Capital Resources

         The following table illustrates the Company's debt structure at December 31, 2002, including availability under revolving credit facilities and receivables securitization facilities (in thousands):



                                                                                       Outstanding        Additional
                                                                                         Balance         Availability
----------------------------------------------------------------------------------------------------------------------
Fixed-Rate Debt:
Bergen 7 3/8% senior notes due 2003 ..........................................         $     150,066     $         -
Bergen 7 1/4% senior notes due 2005 ..........................................                99,781               -
8 1/8% senior notes due 2008 .................................................               500,000               -
7 1/4% senior notes due 2012 .................................................               300,000               -
PharMerica 8 3/8% senior subordinated notes due 2008 .........................               124,485               -
AmeriSource 5% convertible subordinated notes due 2007 .......................               300,000               -
Bergen 6 7/8% exchangeable subordinated debentures due 2011 ..................                 8,425               -
Bergen 7.80% trust preferred securities due 2039 .............................               275,456               -
Other ........................................................................                 4,491               -
                                                                                       -------------     -----------
     Total fixed-rate debt ...................................................             1,762,704               -
                                                                                       -------------     -----------

Variable-Rate Debt:
Term loan facility due 2003 to 2006 ..........................................               285,000               -
Blanco revolving credit facility due 2003 ....................................                55,000               -
Revolving credit facility due 2006 ...........................................                     -         937,615
AmeriSource receivables securitization financing due 2004 ....................               100,000         300,000
Bergen receivables securitization financing due 2005 .........................                     -         700,000
                                                                                       -------------     -----------
     Total variable-rate debt ................................................               440,000       1,937,615
                                                                                       -------------     -----------
        Total debt, including current portion ................................         $   2,202,704     $ 1,937,615
                                                                                       =============     ===========


         The Company's working capital usage fluctuates widely during the year, generally peaking in the second fiscal quarter due to seasonal inventory buying requirements and buy-side purchasing opportunities. During the second quarter of fiscal 2003, the Company expects to utilize up to 70% of the $2.1 billion of aggregate availability under its revolving credit facility and receivables securitization facilities, which are described below.

         In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the "7 1/4% Notes"). The 7 1/4% Notes are redeemable at the Company's option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7 1/4% Notes is payable semiannually in arrears, commencing May 15, 2003. The 7 1/4% Notes rank junior to the Senior Credit Agreement (defined below) and equal to the Company's other senior unsecured notes. The Company used the net proceeds of the 7 1/4% Notes to repay $15 million of the

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Facility (defined below) in December 2002 and $150 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003. Additionally, the Company intends to redeem the PharMerica 8 3/8% senior subordinated notes due 2008, at a redemption price equal to 104.19% of the principal amount thereof, when they become callable in April 2003. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $5.1 million of costs which were deferred and are being amortized over the ten-year term of the notes.

         The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the "Revolving Facility") and a $300 million term loan facility (the "Term Facility"), both maturing in August 2006. The Term Facility has scheduled maturities on a quarterly basis beginning December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The first scheduled term loan payment of $15 million was made on December 31, 2002. There were no borrowings outstanding under the Revolving Facility at December 31, 2002. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company's debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. Currently, the rate is 1.5% over LIBOR or .50% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.4 million at December 31, 2002). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company's debt ratings ranging from .25% to .50% of the unused availability. Currently, the rate is .375%. The Senior Credit Agreement contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. The Company can choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company's assets, except for trade receivables sold into the AmeriSource and Bergen receivables securitization facilities (as described below), collateralize the Senior Credit Agreement.

     At December 31, 2002, there was $100 million outstanding under the AmeriSource $400 million receivables securitization facility. The facility has an expiration date of May 2004 and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points (1.87% as of December 31, 2002). In order to borrow available amounts under this securitization facility, a back-up 364-day liquidity facility is required to be in place. The current liquidity facility expires in May 2003, but the Company currently expects that it will be renewed through May 2004. The $450 million Bergen receivables securitization facility expires in December 2005, and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points. In December 2002, the Company obtained an increase to its availability under the Bergen receivables securitization facility up to $700 million through December 2003 to fund discretionary inventory buying opportunities. In order to borrow available amounts in excess of $450 million under the Bergen receivables securitization facility, a back-up 364-day liquidity facility is required to be in place. The current liquidity facility expires in December 2003. The Bergen receivables securitization facility may be subject to termination in the event of a material adverse effect, among other things, on the financial condition, business, operations or prospects of AmerisourceBergen. If a termination were to occur, a cross-default might be triggered under the Senior Credit Agreement. Management believes that the likelihood of such a termination being triggered is remote. At December 31, 2002, there were no borrowings outstanding under the Bergen receivables securitization facility. The receivables securitization facilities represent financing vehicles utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

         The Company's most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed- and variable-rate debt. At December 31, 2002, the Company had approximately $1.8 billion of fixed-rate debt with a weighted average interest rate of 7.3% and $440 million of variable-rate debt with a weighted average interest rate of 2.8%. The amount of variable-rate debt fluctuates during the year based on the Company's working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at December 31, 2002. For every $100 million of unhedged variable-rate debt outstanding, a 28 basis-point increase in interest rates (one-tenth of the average variable rate at December 31, 2002) would increase the Company's annual interest expense by $0.28 million.

         The Company's operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. The Company's primary ongoing cash requirements will be to finance working capital, fund the payment of interest on indebtedness, finance Merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

     Following is a summary of the Company's contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at December 31, 2002 (in thousands):

                                                             Payments Due by Period
                                     -----------------------------------------------------------------------
                                                        Within 1         1-3          4-5        After 5
                                           Total          year          years        years        years
     -------------------------------------------------------------------------------------------------------
     Debt ......................      $   2,226,400   $   265,932   $   351,424   $  376,424    $  1,232,620

     Operating leases ..........            169,695        52,451        64,356       28,840          24,048

     Other commitments .........             30,145        24,145         6,000            -               -
                                     -----------------------------------------------------------------------

       Total ...................      $   2,426,240   $   342,528   $   421,780   $  405,264    $  1,256,668
                                     =======================================================================

     The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen's obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

     In addition, the $55 million Blanco revolving credit facility, which expires in May 2003, is included in the "Within 1 year" column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2002 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, borrowings under the Blanco facility are secured by a standby letter of credit under the Senior Credit Agreement, and therefore the Company is effectively financing this debt on a long-term basis through that arrangement.

     Other commitments include a future minimum payment of $10 million, as described in Note 3 to the Company's consolidated financial statements, relating to the Company's acquisition of a physician management consulting company. The Company has paid $5 million for a 20% equity interest and currently expects to pay between $70 million and $80 million during fiscal years 2003 through 2005, of which $60 million to $70 million is contingent upon the entity's ability to achieve defined earnings targets, for its 100% equity ownership in the entity. Contingent payments relating to this acquisition, in addition to any other contingent payments outstanding, are not reflected in the above table.

     In connection with its merger integration plans, the Company intends to build six new distribution facilities and expand seven others over the next 3 to 4 years. The Company has begun to enter into various commitments with third parties relating to site selection, purchase of land, design and construction of the new facilities. As of December 31, 2002, the Company has entered into $20.1 million of commitments relating to the construction of the new facilities. The facility commitments are included in Other Commitments in the above table. In December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for one of the facilities; this obligation is reflected in the above table.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     During the quarter ended December 31, 2002, the Company's operating activities used $666.3 million of cash as compared to $418.5 million of cash used in the prior-year quarter. Cash used in operations during the quarter ended December 31, 2002 was principally the result of a $943.6 million increase in merchandise inventories and a $113.7 million increase in accounts and notes receivable partially offset by a $243.9 million increase in accounts payable, accrued expenses and income taxes, net income of $92.7 million and non-cash items of $46.5 million. The increase in merchandise inventories reflects inventory required to support the revenue increase, additional safety stock purchased to protect against manufacturer shipping delays during the holiday season, as well as inventory purchased to take advantage of buy-side gross profit opportunities including opportunities associated with manufacturer price increases and negotiated deals. Accounts and notes receivable, before changes in the allowance for doubtful accounts, increased only 4%, despite the 15% increase in operating revenues. During the quarter ended December 31, 2002, the Company's days sales outstanding improved as a result of customer mix and continued emphasis on receivables management at the local level. Days sales outstanding for the Pharmaceutical Distribution segment improved to 16.1 days in the first quarter of fiscal 2003 from 16.9 days in the prior-year quarter. Days sales outstanding for the PharMerica segment improved to 40.0 days in the first quarter of fiscal 2003 from 44.4 days in the prior-year quarter. The $174.4 million increase in accounts payable was primarily due to the merchandise inventory increase. Operating cash uses during the quarter ended December 31, 2002 included $26.8 million in interest payments less $11.3 million in income tax refunds, net of payments. The Company has historically used cash in operations during its first fiscal quarter ending December 31. It is anticipated that cash to be provided by operations for the remaining nine months of fiscal 2003 will more than offset the cash used in operations during the first quarter of fiscal 2003.

     During the quarter ended December 31, 2001, the Company's operating activities used $418.6 million in cash. Such cash usage primarily resulted from increases of $722.6 million in merchandise inventories, partially offset by a decrease in accounts receivable of $20.7 million, an increase in accounts payable, accrued expenses and income taxes of $163.5 million, and net income of $67.9 million. The increase in merchandise inventories reflects inventory required to support the revenue increase, as well as inventory purchased to take advantage of buy-side gross profit opportunities including manufacturer price increases and negotiated deals. Operating cash uses during the three months ended December 31, 2001 included $30.5 million in interest payments and $7.8 million in income tax payments, net of refunds.

     Capital expenditures for the quarter ended December 31, 2002 were $16.5 million and relate principally to investments in warehouse improvements, information technology and warehouse automation. The Company estimates that it will spend approximately $100 million to $130 million for capital expenditures during fiscal 2003.

     Capital expenditures for the quarter ended December 31, 2001 were $10.1 million and relate principally to investments in warehouse improvements, information technology and warehouse automation.

     During the quarter ended December 31, 2001, the Company used cash of $8.2 million to purchase additional equity interests in four businesses related to the Pharmaceutical Distribution segment.

     During the quarter ended December 31, 2002, the Company had net borrowings of $100.0 million on its receivables securitization facilities, principally to meet seasonal working capital requirements, as described above. In November 2002, the Company issued the aforementioned $300 million of 7 1/4% Notes. In December 2002, a portion of the proceeds received from the issuance was used to repay $15.0 million of the Term Facility, as described above.

     During the quarter ended December 31, 2001, the Company had net borrowings of $413.0 million on its receivables securitization facilities, principally to meet seasonal working capital requirements. The Company repaid debt of $23.1 million during the quarter, principally consisting of $20.6 million for the retirement of Bergen's 7% debentures pursuant to a tender offer which was required as a result of the Merger.

     The Company paid a quarterly cash dividend of $0.025 per share on common stock on December 2, 2002 to stockholders of record at the close of business on November 18, 2002. The Company has paid quarterly cash dividends of $0.025 per share on common stock, since the first quarter of fiscal 2002. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Recently Issued Financial Accounting Standards

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring." This standard addresses the financial accounting and reporting for costs associated with exit or disposal activities. These costs relate to termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract, and costs to consolidate facilities or relocate employees. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan does not by itself create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the basis for measuring the initial liability. The standard was effective for exit costs or disposal activities initiated after December 31, 2002, although early adoption was encouraged. The Company elected to adopt this standard in September 2002. The Company had previously recognized certain costs associated with restructuring plans as of the date of commitment to the plan. The adoption of SFAS No. 146 resulted in the deferral of recognition of such costs for restructuring plans from the date the Company committed to a plan to the date the Company actually incurred the costs associated with a plan.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard is effective for fiscal years and interim periods beginning after December 15, 2002. The Company does not expect to adopt the fair value method of accounting for stock-based compensation. As required, the Company will adopt the disclosure provisions of this standard beginning with the quarter ending March 31, 2003.

     Forward-Looking Statements

     Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management's views with respect to future financial and operating results and the benefits and other aspects of the merger between AmeriSource Health Corporation and Bergen Brunswig Corporation. Various factors, including competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, regulatory changes, changes in customer mix, changes in pharmaceutical manufacturers' pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Item 1 (Business) under the heading "Certain Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and elsewhere in this report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company's most significant market risk is the effect of changing interest rates. See discussion under "Liquidity and Capital Resources" in Item 2 above.

ITEM 4.  Controls and Procedures.

     The Company maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in the Company's reports submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

     Based on their evaluation as of a date within 90 days prior to the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14(c) and 15d - 14(c) under the Exchange Act) and have concluded that the Company's disclosure controls and procedures are effective for their intended purposes. There have been no significant changes in the Company's internal controls or in those factors that could significantly affect those controls since the date of their most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                 4.1 Third Amendment dated December 2, 2002 to Purchase Agreement under AmeriSource receivables securitization facility.

                 4.2 Tenth Amendment dated December 2, 2002 to Receivables Purchase Agreement under AmeriSource receivables securitization facility.

                 4.3 Second Amendment dated December 2, 2002 to Sale and Contribution Agreement under Bergen receivables securitization facility.

                 4.4 Fourth Amendment dated December 2, 2002 to Receivables Purchase and Servicing Agreement and Annex X under Bergen receivables securitization facility.

                 4.5 Third Amendment dated December 20, 2002 to Sale and Contribution Agreement under Bergen receivables securitization facility.

                 4.6 Amended and Restated Receivables Purchase and Servicing Agreement dated December 20, 2002 under Bergen receivables securitization facility.

                 4.7 Amended and Restated Annex X dated December 20, 2002 under Bergen receivables securitization facility.

                 4.8 RPSA Supplement Agreement dated December 20, 2002 (relating to Bergen receivables securitization facility) among Blue Hill II, Inc., Liberty Street Funding Corp. and The Bank of Nova Scotia (with the consent of General Electric Capital Corporation.)

                99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.)

                99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.)

           (b)  Reports on Form 8-K:

                On November 5, 2002, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company announced its earnings for the fiscal quarter and fiscal year ended September 30, 2002 and the Company announced the signing of a definitive agreement to purchase Bridge Medical, Inc.

                On November 12, 2002, a Current Report on Form 8-K was filed, reporting under items 5 and 7 certain material information.

                On November 13, 2002, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company agreed to issue $300 million 7 1/4% senior notes due 2012 in a private placement.

                On December 6, 2002, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a press release providing information about an investor meeting held December 5, 2002 by the Company, providing disclosure of the Company's financial expectations for the fiscal quarter ending December 31, 2002 and affirming the Company's financial expectations for the fiscal year ending September 30, 2003.

                On December 16, 2002, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company had announced the signing of a definitive agreement to purchase US Bioservices Corporation on December 13, 2002.

                On January 6, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company had closed the acquisition of Bridge Medical, Inc. on January 3, 2003.

                On January 17, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company closed the acquisition of US Bioservices Corporation.

                On January 24, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company announced its earnings for the fiscal quarter ended December 31, 2002.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AMERISOURCEBERGEN CORPORATION


                          By /s/ R. David Yost
                             ---------------------------------------------------
                                 R. David Yost
                                 Chief Executive Officer


                          By /s/ Michael D. DiCandilo
                             ---------------------------------------------------
                                 Michael D. DiCandilo
                                 Senior Vice President and
                                 Chief Financial Officer

February 13, 2003

                           CERTIFICATIONS PURSUANT TO
 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
                                   ACT OF 2002

Certification of Chief Executive Officer of AmerisourceBergen Corporation

I, R. David Yost, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (the "quarterly report") of AmerisourceBergen Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15 d - 14) for the Registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003                          /s/ R. David Yost
                                                 -------------------------------
                                                 R. David Yost
                                                 Chief Executive Officer

Certification of Chief Financial Officer of AmerisourceBergen Corporation

I, Michael D. DiCandilo, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (the "quarterly report") of AmerisourceBergen Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15 d - 14) for the Registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003                       /s/ Michael D. DiCandilo
                                              ----------------------------------
                                              Michael D. DiCandilo
                                              Senior Vice President and Chief
                                              Financial Officer