Form 10-Q
period 2003-03-31
AMERISOURCEBERGEN CORP
filed 2003-05-12
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-16671

AMERISOURCEBERGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-3079390
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1300 Morris Drive, Suite 100, Chesterbrook, PA	19087-5594
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 727-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2003 was 110,386,680.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
	March 31, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225,956	$663,340
Accounts receivable, less allowance for doubtful accounts: $184,697 at March 31, 2003 and $181,432 at September 30, 2002	2,163,665	2,222,156
Merchandise inventories	6,898,825	5,437,878
Prepaid expenses and other	16,211	26,263

Total current assets	9,304,657	8,349,637

Property and equipment, at cost:
Land	24,952	24,952
Buildings and improvements	121,205	120,301
Machinery, equipment and other	306,311	277,247

Total property and equipment	452,468	422,500
Less accumulated depreciation	166,103	139,922

Property and equipment, net	286,365	282,578

Other assets:
Goodwill	2,310,774	2,205,159
Deferred income taxes	27,370	12,400
Intangibles, deferred charges and other	394,473	363,238

Total other assets	2,732,617	2,580,797

TOTAL ASSETS	$12,323,639	$11,213,012

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (Continued)

(in thousands, except share and per share data)
	March 31, 2003	September 30, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,782,858	$5,367,837
Accrued expenses and other	459,327	433,835
Current portion of long-term debt	60,948	60,819
Accrued income taxes	62,817	31,955
Deferred income taxes	222,374	205,071

Total current liabilities	6,588,324	6,099,517

Long-term debt, net of current portion	2,000,790	1,756,494
Other liabilities	42,571	40,663
Stockholders’ equity:
Common stock, $.01 par value – authorized: 300,000,000 shares; issued and outstanding: 110,349,992 at March 31, 2003 and 106,581,837 shares at September 30, 2002	1,103	1,066
Additional paid-in capital	3,030,455	2,858,596
Retained earnings	666,340	462,619
Accumulated other comprehensive loss	(5,944)	(5,943)

Total stockholders’ equity	3,691,954	3,316,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,323,639	$11,213,012

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Operating revenue	$11,213,959	$9,918,609	$22,320,864	$19,604,885
Bulk deliveries to customer warehouses	948,582	1,025,658	2,276,210	2,408,162

Total revenue	12,162,541	10,944,267	24,597,074	22,013,047
Cost of goods sold	11,581,352	10,429,774	23,494,460	21,027,121

Gross profit	581,189	514,493	1,102,614	985,926
Operating expenses:
Distribution, selling and administrative	323,563	304,576	641,245	602,168
Depreciation	15,264	13,851	31,067	28,098
Amortization	1,805	551	3,271	1,351
Facility consolidations and employee severance	4,005	—	2,624	—
Merger costs	—	4,741	—	12,238

Operating income	236,552	190,774	424,407	342,071
Equity in losses (income) of affiliates and other	5,733	(354)	5,916	1,377
Interest expense	38,399	38,752	72,784	75,745

Income before taxes	192,420	152,376	345,707	264,949
Income taxes	76,006	60,502	136,554	105,192

Net income	$116,414	$91,874	$209,153	$159,757

Earnings per share:
Basic	$1.06	$0.88	$1.93	$1.54

Diluted	$1.03	$0.84	$1.87	$1.48

Weighted average common shares outstanding:
Basic	109,438	104,404	108,101	104,070
Diluted	115,756	111,704	114,566	111,443

Cash dividends declared per share of common stock	$0.025	$0.025	$0.050	$0.050

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)
	Six months ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$209,153	$159,757
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	31,067	28,098
Amortization, including amounts charged to interest expense	6,721	4,052
Provision for loss on accounts receivable	19,278	32,704
Loss on disposal of property and equipment	1,744	336
Equity in losses of affiliates and other	5,916	1,377
Provision for deferred income taxes	18,068	6,037
Employee stock compensation	478	411
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	82,662	58,207
Merchandise inventories	(1,452,376)	(239,538)
Prepaid expenses and other	9,697	(1,862)
Accounts payable, accrued expenses and income taxes	450,245	173,683
Other	2,076	2,192

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(615,271)	225,454

INVESTING ACTIVITIES
Capital expenditures	(35,162)	(20,999)
Cost of acquired companies, net of cash acquired	(32,747)	—
Purchase of additional equity interests in businesses	—	(13,879)
Proceeds from sales of property and equipment	116	1,518

NET CASH USED IN INVESTING ACTIVITIES	(67,793)	(33,360)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit and receivables securitization facilities	124,000	(37,000)
Long-term debt borrowings	300,000	—
Long-term debt repayments	(180,066)	(23,119)
Deferred financing costs and other	(4,912)	(1,118)
Exercise of stock options	12,666	40,534
Cash dividends on common stock	(5,432)	(5,202)
Common stock purchases for employee stock purchase plan	(576)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	245,680	(25,905)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(437,384)	166,189
Cash and cash equivalents at beginning of period	663,340	297,626

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225,956	$463,815

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmerisourceBergen Corporation and its wholly-owned subsidiaries (the “Company”) as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company was formed in connection with the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”), which was consummated on August 29, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the interim periods ended March 31, 2003 and 2002 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

Recently Issued Financial Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of accounting for stock-based compensation. As required, the Company adopted the disclosure provisions of this standard beginning with the quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the initial recognition and measurement requirements of FIN No. 45 did not have an impact on the Company’s consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and as of July 1, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

Stock-Related Compensation

The Company has a number of stock-related compensation plans, including stock option, stock purchase and restricted stock plans, which are described in Note 8 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The Company continues to use the accounting method under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-related compensation.

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2003	2002	2003	2002
Net income, as reported	$116,414	$91,874	$209,153	$159,757
Add: Stock-related compensation expense included in reported net income, net of income taxes	41	—	41	—
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(4,954)	(2,377)	(9,208)	(4,736)

Pro forma net income	$111,501	$89,497	$199,986	$155,021

Earnings per share:
Basic, as reported	$1.06	$0.88	$1.93	$1.54

Basic, pro forma	$1.02	$0.86	$1.84	$1.49

Diluted, as reported	$1.03	$0.84	$1.87	$1.48

Diluted, pro forma	$0.98	$0.82	$1.79	$1.43

The diluted calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2. Acquisitions and Other Investments

On January 17, 2003, the Company acquired US Bioservices Corporation (“US Bio”), a national pharmaceutical products and services provider focused on the management of high-cost complex therapies and reimbursement support with revenues of approximately $120 million in calendar 2002, to expand the Company’s service offerings within the specialty pharmaceutical business. The results of operations of US Bio have been included in the Company’s consolidated statements of operations since the acquisition date. The total base purchase price was $159.7 million, which included the repayment of US Bio debt of $14.8 million. The Company issued 2,399,091 shares of Common Stock, as set forth in the acquisition agreement, with an aggregate market value of $131.0 million, which was calculated based on an average of the Company’s closing stock price on the two days before and the two days after the transaction measurement date. The Company paid the remaining $27.6 million of the base purchase price in cash, and incurred $1.1 million of transaction costs associated with this acquisition. The agreement also provides for contingent payments of up to $27.6 million in cash based on US Bio achieving defined earnings targets through the end of the first quarter of calendar 2004.

On January 3, 2003, the Company acquired Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, to enhance the Company’s offerings in the pharmaceutical supply chain. The results of operations of Bridge have been included in the Company’s consolidated statements of operations since the acquisition date. The total base purchase price was $28.3 million. The Company paid the base purchase price by issuing 401,780 shares of Common Stock with an aggregate market value of $22.9 million, which was calculated based on a 30-day average of the Company’s closing stock price for the period ending three days prior to the transaction closing date, as set forth in the acquisition agreement. The remaining base purchase price was paid with $4.8 million of cash, and the Company incurred $0.6 million of transaction costs associated with this acquisition. The acquisition agreement also provides for contingent payments of up to a maximum of $55 million based on Bridge achieving defined earnings targets through the end of calendar 2004. The Company intends to pay any contingent amounts that may become due primarily in shares of Common Stock. At the closing of the acquisition, the Company issued an additional 401,780 shares of Common Stock into an escrow account that may be used for the payment of contingent amounts, if any, that become due in the future. The Company will retire all unused shares remaining in the escrow account after the end of calendar 2004 upon the completion of the contingent payment determinations.

The following table summarizes the allocation of the purchase price, including transaction costs, based on the fair values of US Bio and Bridge assets and liabilities at the effective dates of the respective acquisitions (in thousands):

Cash	$2,477
Accounts receivable	43,397
Inventory	8,571
Goodwill	104,441
Intangible assets	36,622
Deferred tax assets	17,670
Other assets	3,253
Debt	(14,789)
Current and other liabilities	(13,608)

Total base purchase price for US Bio and Bridge	$188,034

Intangible assets of $36.6 million principally consist of $26.4 million of trade names, which have indefinite lives and are not subject to amortization, $6.5 million of non-compete agreements, which will be amortized over a weighted average life of 4 years, and $3.7 million of software, which will be amortized over a three-year life. Deferred tax assets principally relate to net operating losses and research and development costs incurred by Bridge prior to the acquisition.

All of the goodwill associated with the US Bio and Bridge acquisitions was assigned to the pharmaceutical distribution segment and will not be deductible for income tax purposes.

Had the US Bio and Bridge acquisitions been consummated at the beginning of the respective fiscal years, the Company’s consolidated total revenue, net income and diluted earnings per share for the three and six months ended March 31, 2003 and 2002 would not have been significantly different from the reported amounts.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In May 2002, the Company’s Pharmaceutical Distribution segment acquired a 20% equity interest in a physician management consulting company for $5 million in cash, which was subject to a possible adjustment contingent on the entity achieving defined earnings targets in calendar 2002. Additionally, the Company agreed to acquire, within the next two years, the remaining 80% equity interest. Under the terms of the acquisition agreement, the total purchase price for 100% equity ownership of the entity shall not exceed $100 million and is based on the entity’s earnings during calendar years 2002 through 2004. The Company currently expects to pay between $70 million and $80 million, in the aggregate, for its 100% equity ownership in the entity. The initial 20% investment has been accounted for using the equity method of accounting.

Subsequent to March 31, 2003, the Company satisfied the residual contingent obligation for the initial 20% equity interest and agreed to acquire an additional 40% equity interest in the physician management consulting company for $24.7 million in cash, in the aggregate, subject to possible adjustment, contingent on the completion of an audit of the physician management company. The Company paid $18.5 million of the total $24.7 million and the remainder will be paid subject to the satisfactory completion of the audit. Subject to adjustment, the Company has now agreed to pay approximately $30 million in connection with the first 60% equity interest acquired in the physician management consulting company.

Note 3. Earnings Per Share

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

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2003	2002	2003	2002
Net income	$116,414	$91,874	$209,153	$159,757
Interest expense – convertible subordinated notes, net of income taxes	2,489	2,481	4,978	4,961

Income available to common stockholders	$118,903	$94,355	$214,131	$164,718

Weighted average common shares outstanding – basic	109,438	104,404	108,101	104,070
Effect of dilutive securities:
Options to purchase common stock	654	1,636	801	1,709
Convertible subordinated notes	5,664	5,664	5,664	5,664

Weighted average common shares outstanding – diluted	115,756	111,704	114,566	111,443

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2003 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2002	$1,936,203	$268,956	$2,205,159

Goodwill recognized in connection with the acquisition of US Bio, Bridge, and other businesses	105,615	—	105,615

Goodwill at March 31, 2003	$2,041,818	$268,956	$2,310,774

Following is a summary of other intangible assets (in thousands):

	March 31, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Tradenames	$253,181	$—	$253,181	$226,781	$—	$226,781

Amortized intangibles:
Customer lists and other	43,060	(10,267)	32,793	32,838	(6,996)	25,842

Total other intangible assets	$296,241	$(10,267)	$285,974	$259,619	$(6,996)	$252,623

Amortization expense for other intangible assets was $3.3 million and $1.4 million in the six months ended March 31, 2003 and 2002, respectively. Amortization expense for other intangible assets is estimated to be $6.6 million in fiscal 2003, $6.7 million in fiscal 2004, $6.6 million in fiscal 2005, $5.6 million in fiscal 2006 and $3.1 million in fiscal 2007.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5. Debt

Debt consisted of the following (in thousands):

	March 31, 2003	September 30, 2002
Term loan facility at 2.88% and 3.41%, respectively, due 2003 to 2006	$270,000	$300,000
Revolving credit facility, due 2006	124,000	—
Blanco revolving credit facility at 3.27% and 3.71%, respectively, due 2004	55,000	55,000
AmeriSource receivables securitization financing due 2004	—	—
Bergen receivables securitization financing due 2005	—	—
Bergen 7 3/8% senior notes due 2003	—	150,419
Bergen 7 1/4% senior notes due 2005	99,803	99,758
8 1/8% senior notes due 2008	500,000	500,000
7 1/4% senior notes due 2012	300,000	—
PharMerica 8 3/8% senior subordinated notes due 2008	124,438	124,532
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	8,425
Bergen 7.80% trust preferred securities due 2039	275,624	275,288
Other	4,448	3,891

Total debt	2,061,738	1,817,313
Less current portion	60,948	60,819

Total, net of current portion	$2,000,790	$1,756,494

A description of the principal terms of the aforementioned debt is set forth in Note 5 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the “7 1/4% Notes”). The 7 1/4% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7 1/4% Notes is payable semiannually in arrears, commencing May 15, 2003. The Company used the net proceeds of the 7 1/4% Notes to repay $15 million of the term loan in December 2002 and $150 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $5.5 million of costs which were deferred and are being amortized over the ten-year term of the notes.

Subsequent to March 31, 2003, the Company redeemed the PharMerica 8 3/8% senior subordinated notes due 2008 (the “8 3/8% Notes”) at a redemption price equal to 104.19% of the principal amount thereof, using the remaining proceeds from the issuance of the 7 1/4% Notes. The cost of the redemption premium of $5.2 million, less $1.0 million of the unamortized premium on the 8 3/8% Notes, will be reflected in the Company’s third quarter 2003 operating results.

The Blanco Facility, which originally was scheduled to expire in May 2003, has been extended to May 2004.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6. Facility Consolidations and Employee Severance and Merger Costs

Facility Consolidations and Employee Severance

In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2002, the Company closed seven distribution facilities and has closed additional facilities in fiscal 2003. In addition, one of the seven facility expansions has been completed as of March 31, 2003.

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

Since September 2002, the Company has announced plans to close four facilities in fiscal 2003. As of March 31, 2003, three of these four facilities have been closed. The Company expects to announce the closure of two additional facilities during the second-half of its 2003 fiscal year. During the six months ended March 31, 2003, the Company recorded additional severance costs relating to the elimination of certain Bergen administrative functions. Employee severance and lease cancellation costs related to the fiscal 2003 facility closures and the elimination of certain Bergen administrative functions have been recognized in accordance with the new provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Employee severance costs are generally expensed during the employee service period and lease cancellation and other costs are generally expensed when the Company becomes contractually bound to pay such costs. A charge of $4.7 million and $0.4 million was recognized in the six months ended March 31, 2003 for employee severance and for lease cancellation costs, respectively. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced. The Company terminated 409 employees in the six months ended March 31, 2003 related to the aforementioned integration plans.

During the six months ended March 31, 2003, severance accruals of $1.8 million recorded in September 2001 were reversed into income because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table displays the activity in accrued expenses and other from September 30, 2002 to March 31, 2003 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2002	$8,156	$955	$9,111
Expense recorded during the period	4,746	378	5,124
Payments made during period	(5,839)	(1,111)	(6,950)
Employee severance reduction	(1,754)	—	(1,754)

Balance as of March 31, 2003	$5,309	$222	$5,531

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

Note 7. Legal Matters and Contingencies

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. The Company has an accrued liability of $0.9 million as reflected in other liabilities in the accompanying consolidated balance sheet at March 31, 2003. Such liability represents the current estimate of the cost to remediate the site. However, changes in regulations or technology or new information concerning the site could affect the actual liability.

Contract Dispute

In January 2002, BBDC was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. The complaint, which includes claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. The Company has answered the remaining counts of the complaint, the parties have served each other with discovery requests and discovery is ongoing.

Note 8. Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”). ABDC includes the full-service pharmaceutical distribution facilities and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products and services to hospitals, alternate care and mail order facilities, and independent and chain retail pharmacies. ABDC also provides promotional, packaging, inventory management, pharmacy automation and information services to its customers and healthcare product manufacturers. ABSG sells specialty pharmaceutical products and services to physicians, clinics and other providers primarily in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables present segment information for the three and six months ended March 31 (in thousands):

	Revenue
	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Pharmaceutical Distribution	$11,009,646	$9,750,903	$21,909,216	$19,272,979
PharMerica	397,095	359,761	799,937	715,176
Intersegment eliminations	(192,782)	(192,055)	(388,289)	(383,270)

Operating revenue	11,213,959	9,918,609	22,320,864	19,604,885
Bulk deliveries to customer warehouses	948,582	1,025,658	2,276,210	2,408,162

Total revenue	$12,162,541	$10,944,267	$24,597,074	$22,013,047

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Pharmaceutical Distribution	$216,456	$175,968	$379,391	$315,452
PharMerica	24,101	19,547	47,640	38,857
Facility consolidations and employee severance and merger costs (“special items”)	(4,005)	(4,741)	(2,624)	(12,238)

Total operating income	236,552	190,774	424,407	342,071
Equity in losses (income) of affiliates and other	5,733	(354)	5,916	1,377
Interest expense	38,399	38,752	72,784	75,745

Income before taxes	$192,420	$152,376	$345,707	$264,949

Segment operating income is evaluated before equity in losses of affiliates, interest expense and special items. All corporate office expenses are allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% Notes, 7¼% Notes and 5% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company which are guarantors of either the 8 1/8% Notes, 7¼% Notes and/or the 5% Notes being referred to collectively as the “Guarantor Subsidiaries”). The Company’s 8 1/8% Notes, 7¼% Notes and 5% Notes each are guaranteed by Guarantor Subsidiaries whose total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities, in each case, exceeded a majority of the consolidated total of such items as of or for the periods reported. The only subsidiaries of the Company which are not guarantors of either the 8 1/8% Notes, the 7¼% Notes and/or the 5% Notes (the “Non-Guarantor Subsidiaries”) are: (a) ARFC Securitization Facility and Blue Hill Securitization Program, the receivables securitization special purpose entities; (b) Capital I Trust, the issuer of the Trust Preferred Securities; and (c) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2003 and September 30, 2002, statements of operations for the three and six months ended March 31, 2003 and 2002, and statements of cash flows for the six months ended March 31, 2003 and 2002.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,479	$149,520	$74,957	$—	$225,956
Accounts receivable, net	3	229,105	1,934,557	—	2,163,665
Merchandise inventories	—	6,847,252	51,573	—	6,898,825
Prepaid expenses and other	98	15,818	295	—	16,211

Total current assets	1,580	7,241,695	2,061,382	—	9,304,657
Property and equipment, net	—	285,543	822	—	286,365
Goodwill	—	2,307,637	3,137	—	2,310,774
Intangibles, deferred charges and other	28,394	391,919	310,809	(309,279)	421,843
Intercompany investments and advances	4,690,568	667,253	(1,264,985)	(4,092,836)	—

Total assets	$4,720,542	$10,894,047	$1,111,165	$(4,402,115)	$12,323,639

Current liabilities:
Accounts payable	$—	$5,756,780	$26,078	$—	$5,782,858
Accrued expenses and other	13,029	663,684	4,988	—	681,701
Current portion of long-term debt	60,000	948	—	—	60,948
Accrued income taxes	(127,331)	190,148	—	—	62,817

Total current liabilities	(54,302)	6,611,560	31,066	—	6,588,324
Long-term debt, net of current portion	1,434,000	511,790	355,000	(300,000)	2,000,790
Other liabilities	—	42,571	—	—	42,571
Stockholders’ equity	3,340,844	3,728,126	725,099	(4,102,115)	3,691,954

Total liabilities and stockholders’ equity	$4,720,542	$10,894,047	$1,111,165	$(4,402,115)	$12,323,639

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$416,002	$172,058	$75,280	$—	$663,340
Accounts receivable, net	3,315	243,587	1,975,254	—	2,222,156
Merchandise inventories	—	5,387,288	50,590	—	5,437,878
Prepaid expenses and other	218	25,082	963	—	26,263

Total current assets	419,535	5,828,015	2,102,087	—	8,349,637
Property and equipment, net	—	281,682	896	—	282,578
Goodwill	—	2,202,023	3,136	—	2,205,159
Intangibles, deferred charges and other	26,082	348,657	310,791	(309,892)	375,638
Intercompany investments and advances	3,568,716	1,684,081	(1,439,566)	(3,813,231)	—

Total assets	$4,014,333	$10,344,458	$977,344	$(4,123,123)	$11,213,012

Current liabilities:
Accounts payable	$—	$5,350,189	$18,771	$(1,123)	$5,367,837
Accrued expenses and other	10,819	626,373	1,714	—	638,906
Current portion of long-term debt	60,000	819	—	—	60,819
Accrued income taxes	(62,360)	94,315	—	—	31,955

Total current liabilities	8,459	6,071,696	20,485	(1,123)	6,099,517
Long-term debt, net of current portion	1,040,000	661,494	355,000	(300,000)	1,756,494
Other liabilities	—	40,038	625	—	40,663
Stockholders’ equity	2,965,874	3,571,230	601,234	(3,822,000)	3,316,338

Total liabilities and stockholders’ equity	$4,014,333	$10,344,458	$977,344	$(4,123,123)	$11,213,012

SUMMARY CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$11,157,653	$56,306	$—	$11,213,959
Bulk deliveries to customer warehouses	—	948,576	6	—	948,582

Total revenue	—	12,106,229	56,312	—	12,162,541
Cost of goods sold	—	11,530,775	50,577	—	11,581,352

Gross profit	—	575,454	5,735	—	581,189
Operating expenses:
Distribution, selling and administrative	—	329,704	(6,141)	—	323,563
Depreciation	—	15,180	84	—	15,264
Amortization	—	1,787	18	—	1,805
Facility consolidations and employee severance	—	4,005	—	—	4,005

Operating income	—	224,778	11,774	—	236,552
Equity in losses of affiliates and other	—	5,733	—	—	5,733
Interest (income) expense	(31,043)	61,022	8,420	—	38,399

Income before taxes and equity in earnings of subsidiaries	31,043	158,023	3,354	—	192,420
Income taxes	12,264	62,416	1,326	—	76,006
Equity in earnings of subsidiaries	97,635	—	—	(97,635)	—

Net income	$116,414	$95,607	$2,028	$(97,635)	$116,414

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three months ended March 31, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$9,856,489	$62,120	$—	$9,918,609
Bulk deliveries to customer warehouses	—	1,025,654	4	—	1,025,658

Total revenue	—	10,882,143	62,124	—	10,944,267
Cost of goods sold	—	10,374,842	54,932	—	10,429,774

Gross profit	—	507,301	7,192	—	514,493
Operating expenses:
Distribution, selling and administrative	—	319,228	(14,652)	—	304,576
Depreciation	—	13,752	99	—	13,851
Amortization	—	551	—	—	551
Merger costs	—	4,741	—	—	4,741

Operating income	—	169,029	21,745	—	190,774
Equity in income of affiliates and other	—	(354)	—	—	(354)
Interest expense	—	27,630	11,122	—	38,752

Income before taxes and equity in earnings of subsidiaries	—	141,753	10,623	—	152,376
Income taxes	—	56,490	4,012	—	60,502
Equity in earnings of subsidiaries	91,874	—	—	(91,874)	—

Net income	$91,874	$85,263	$6,611	$(91,874)	$91,874

	Six months ended March 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$22,204,193	$116,671	$—	$22,320,864
Bulk deliveries to customer warehouses	—	2,276,193	17	—	2,276,210

Total revenue	—	24,480,386	116,688	—	24,597,074
Cost of goods sold	—	23,385,485	108,975	—	23,494,460

Gross profit	—	1,094,901	7,713	—	1,102,614
Operating expenses:
Distribution, selling and administrative	—	661,212	(19,967)	—	641,245
Depreciation	—	30,900	167	—	31,067
Amortization	—	3,235	36	—	3,271
Facility consolidations and employee severance	—	2,624	—	—	2,624

Operating income	—	396,930	27,477	—	424,407
Equity in losses of affiliates and other	—	5,916	—	—	5,916
Interest (income) expense	(48,169)	105,192	15,761	—	72,784

Income before taxes and equity in earnings of subsidiaries	48,169	285,822	11,716	—	345,707
Income taxes	19,029	112,898	4,627	—	136,554
Equity in earnings of subsidiaries	180,013	—	—	(180,013)	—

Net income	$209,153	$172,924	$7,089	$(180,013)	$209,153

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Six months ended March 31, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$19,483,617	$121,268	$—	$19,604,885
Bulk deliveries to customer warehouses	—	2,408,147	15	—	2,408,162

Total revenue	—	21,891,764	121,283	—	22,013,047
Cost of goods sold	—	20,918,117	109,004	—	21,027,121

Gross profit	—	973,647	12,279	—	985,926
Operating expenses:
Distribution, selling and administrative	—	630,043	(27,875)	—	602,168
Depreciation	—	27,929	169	—	28,098
Amortization	—	1,351	—	—	1,351
Merger costs	—	12,238	—	—	12,238

Operating income	—	302,086	39,985	—	342,071
Equity in losses of affiliates and other	—	1,377	—	—	1,377
Interest expense	—	49,645	26,100	—	75,745

Income before taxes and equity in earnings of subsidiaries	—	251,064	13,885	—	264,949
Income taxes	—	99,797	5,395	—	105,192
Equity in earnings of subsidiaries	159,757	—	—	(159,757)	—

Net income	$159,757	$151,267	$8,490	$(159,757)	$159,757

SUMMARY CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$209,153	$172,924	$7,089	$(180,013)	$209,153
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(236,185)	(818,738)	50,486	180,013	(824,424)

Net cash (used in) provided by operating activities	(27,032)	(645,814)	57,575	—	(615,271)

Capital expenditures	—	(35,069)	(93)	—	(35,162)
Cost of acquired companies, net of cash acquired	—	(32,747)	—	—	(32,747)
Other	—	116	—	—	116

Net cash used in investing activities	—	(67,700)	(93)	—	(67,793)

Net borrowings under revolving credit and securitization facilities	124,000	—	—	—	124,000
Long-term debt borrowings	300,000	—	—	—	300,000
Long-term debt repayments	(30,000)	(150,066)	—	—	(180,066)
Deferred financing costs and other	(5,469)	557	—	—	(4,912)
Exercise of stock options	12,666	—	—	—	12,666
Cash dividends on Common Stock	(5,432)	—	—	—	(5,432)
Common stock purchases for employee stock purchase plan	(576)	—	—	—	(576)
Intercompany investments and advances	(782,680)	840,485	(57,805)	—	—

Net cash (used in) provided by financing activities	(387,491)	690,976	(57,805)	—	245,680

(Decrease) increase in cash and cash equivalents	(414,523)	(22,538)	(323)	—	(437,384)
Cash and cash equivalents at beginning of period	416,002	172,058	75,280	—	663,340

Cash and cash equivalents at end of period	$1,479	$149,520	$74,957	$—	$225,956

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Six months ended March 31, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$159,757	$151,267	$8,490	$(159,757)	$159,757
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(192,913)	122,403	(23,550)	159,757	65,697

Net cash (used in) provided by operating activities	(33,156)	273,670	(15,060)	—	225,454

Capital expenditures	—	(20,965)	(34)	—	(20,999)
Purchase of additional equity interests in business	—	(9,408)	(4,471)	—	(13,879)
Other	—	1,518	—	—	1,518

Net cash used in investing activities	—	(28,855)	(4,505)	—	(33,360)

Net borrowings under revolving credit and securitization facilities	—	—	(37,000)	—	(37,000)
Long-term debt repayments	—	(23,119)	—	—	(23,119)
Deferred financing costs and other	—	(1,083)	(35)	—	(1,118)
Exercise of stock options	40,534	—	—	—	40,534
Cash dividends on Common Stock	(5,202)	—	—	—	(5,202)
Intercompany investments and advances	171,230	(245,856)	74,626	—	—

Net cash provided by (used in) financing activities	206,562	(270,058)	37,591	—	(25,905)

Increase (decrease) in cash and cash equivalents	173,406	(25,243)	18,026	—	166,189
Cash and cash equivalents at beginning of period	61	197,097	100,468	—	297,626

Cash and cash equivalents at end of period	$173,467	$171,854	$118,494	$—	$463,815

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”). ABDC includes the full-service pharmaceutical distribution facilities and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products and services to hospitals, alternate care and mail order facilities and independent and chain retail pharmacies. ABDC also provides promotional, packaging, inventory management, pharmacy automation and information services to its customers and healthcare product manufacturers. ABSG sells specialty pharmaceutical products and services to physicians, clinics and other providers primarily in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended March 31,
(dollars in thousands)	2003	2002	Change
Pharmaceutical Distribution	$11,009,646	$9,750,903	13%
PharMerica	397,095	359,761	10
Intersegment eliminations	(192,782)	(192,055)	—

Total	$11,213,959	$9,918,609	13%

	Operating Income Three Months Ended March 31,
(dollars in thousands)	2003	2002	Change
Pharmaceutical Distribution	$216,456	$175,968	23%
PharMerica	24,101	19,547	23
Facility consolidations and employee severance and Merger costs (“special items”)	(4,005)	(4,741)	16

Total	$236,552	$190,774	24%

Percentages of operating revenue:
Pharmaceutical Distribution
Gross profit	4.11%	4.04%
Operating expenses	2.15%	2.23%
Operating income	1.97%	1.80%
PharMerica
Gross profit	32.35%	33.52%
Operating expenses	26.28%	28.09%
Operating income	6.07%	5.43%
AmerisourceBergen Corporation
Gross profit	5.18%	5.19%
Operating expenses	3.07%	3.26%
Operating income	2.11%	1.92%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Six Months Ended March 31,
(dollars in thousands)	2003	2002	Change
Pharmaceutical Distribution	$21,909,216	$19,272,979	14%
PharMerica	799,937	715,176	12
Intersegment eliminations	(388,289)	(383,270)	(1)

Total	$22,320,864	$19,604,885	14%

	Operating Income Six Months Ended March 31,
(dollars in thousands)	2003	2002	Change
Pharmaceutical Distribution	$379,391	$315,452	20%
PharMerica	47,640	38,857	23
Facility consolidations and employee severance and Merger costs (“special items”)	(2,624)	(12,238)	79

Total	$424,407	$342,071	24%

Percentages of operating revenue:
Pharmaceutical Distribution
Gross profit	3.85%	3.87%
Operating expenses	2.12%	2.23%
Operating income	1.73%	1.64%
PharMerica
Gross profit	32.26%	33.57%
Operating expenses	26.31%	28.14%
Operating income	5.96%	5.43%
AmerisourceBergen Corporation
Gross profit	4.94%	5.03%
Operating expenses	3.04%	3.28%
Operating income	1.90%	1.74%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended March 31, 2003 increased 13% to $11.2 billion from $9.9 billion in the prior-year quarter. For the six months ended March 31, 2003, operating revenue increased 14% to $22.3 billion compared to $19.6 billion in the prior-year period. These increases are primarily due to increased operating revenue in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries for the quarter ended March 31, 2003 decreased 8% to $0.9 billion from $1.0 billion in the prior-year quarter. For the six months ended March 31, 2003, bulk deliveries decreased 5% to $2.3 billion compared to $2.4 billion in the prior-year period. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact to the Company’s cash flows due to favorable timing between the customer payments to the Company and the payments by the Company to its suppliers.

Gross profit of $581.2 million in the quarter ended March 31, 2003 reflects an increase of 13% from $514.5 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2003 was 5.18%, as compared to the prior-year percentage of 5.19%. The decrease in gross profit percentage in comparison with the prior-year quarter reflects a decrease in the PharMerica segment gross profit percentage offset, in part, by an increase in the Pharmaceutical Distribution segment gross profit percentage. Gross profit of $1,102.6 million in the six months ended March 31, 2003 reflects an increase of 12% from $985.9 million in the prior-year period. As a percentage of operating revenue, gross profit in the six months ended March 31, 2003 was 4.94% as compared to 5.03% in the prior-year period. The decrease in gross profit percentage in comparison with the prior-year period reflects declines in both the Pharmaceutical Distribution and PharMerica segments primarily due to changes in customer mix and competitive selling price pressures.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $340.6 million in the quarter ended March 31, 2003 reflects an increase of 7% compared to $319.0 million in the prior-year quarter. As a percentage of operating revenue, DSAD&A in the quarter and six months ended March 31, 2003 was 3.04% and 3.03%, respectively. As a percentage of operating revenue, DSAD&A in the quarter and six months ended March 31, 2002 was 3.22%. The decreases in the DSAD&A percentages from the prior-year ratios reflect improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes, operational efficiencies and continued benefits from the merger integration effort.

In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2002, the Company closed seven distribution facilities and has closed additional facilities in fiscal 2003. In addition, one of the seven facility expansions has been completed as of March 31, 2003.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Since September 2002, the Company has announced plans to close four facilities in fiscal 2003. As of March 31, 2003, three of these four facilities have been closed. The Company expects to announce the closure of two additional facilities during the second-half of its 2003 fiscal year. During the six months ended March 31, 2003, the Company recorded additional severance costs relating to the elimination of certain Bergen administrative functions. Employee severance and lease cancellation costs related to the fiscal 2003 facility closures and the elimination of certain Bergen administrative functions have been recognized in accordance with the new provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which the Company elected to adopt early in September 2002. Employee severance costs are generally expensed during the employee service period and lease cancellation and other costs are generally expensed when the Company becomes contractually bound to pay such costs. A charge of $4.7 million and $0.4 million was recognized in the six months ended March 31, 2003 for employee severance and for lease cancellation costs, respectively. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The Company paid a total of $7.0 million for employee severance and lease and contract cancellation costs and terminated 409 employees in the first six months of fiscal 2003 related to the aforementioned integration plans.

During the six months ended March 31, 2003, severance accruals of $1.8 million recorded in September 2001 were reversed into income because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company.

During the three and six months ended March 31, 2002, the Company expensed approximately $4.7 million and $12.2 million of merger costs, respectively, primarily related to integrating the operations of AmeriSource and Bergen. Such costs were comprised primarily of consulting fees, which amounted to $3.4 million in the quarter and $9.4 million in the six months. Effective October 1, 2002, the Company converted its merger integration office to an operations management office. Accordingly, the costs of the operations management office are included within distribution, selling and administrative expenses in the consolidated statements of operations.

Operating income of $236.6 million for the quarter ended March 31, 2003 reflects an increase of 24% from $190.8 million in the prior-year quarter. Special items reduced the Company’s operating income by $4.0 million in the quarter ended March 31, 2003 and by $4.7 million in the prior-year quarter. The Company’s operating income as a percentage of operating revenue was 2.11% in the quarter ended March 31, 2003 in comparison to 1.92% in the prior-year quarter. Operating income of $424.4 million for the six months ended March 31, 2003 reflects an increase of 24% from $342.1 million in the prior-year period. Special items reduced the Company’s operating income by $2.6 million in the six months ended March 31, 2003 and by $12.2 million in the prior-year period. The Company’s operating income as a percentage of operating revenue was 1.90% in the six months ended March 31, 2003 in comparison to 1.74% in the prior-year period. These improvements were primarily due to lower special items and the aforementioned DSAD&A expense percentage reduction.

During the quarter and six months ended March 31, 2003, the Company recorded a $5.5 million decline in the fair value of its equity investment in a technology company because the decline was judged to be other-than-temporary.

Interest expense decreased 1% in the quarter ended March 31, 2003 to $38.4 million compared to $38.8 million in the prior-year quarter. Average borrowings, net of invested cash, under the Company’s debt facilities during the quarter ended March 31, 2003 were $2.4 billion as compared to average borrowings, net of invested cash, of $2.6 billion in the prior-year quarter. Average borrowing rates under the Company’s debt facilities increased to 5.65% in the current quarter from 5.42% in the prior-year quarter. Interest expense decreased 4% in the six months ended March 31, 2003 to $72.8 million compared to $75.7 million in the prior-year period. Average borrowings, net of invested cash, under the Company’s debt facilities during the six months ended March 31, 2003 were $2.1 billion as compared to average borrowings, net of invested cash, of $2.4 billion in the prior-year period. Average borrowing rates under the Company’s debt facilities increased to 5.98% in the six months ended March 31, 2003 from 5.69% in the prior-year period. The reductions in average borrowings, net of invested cash, were achieved due to improvements in the management of the Company’s working capital. The increases in average borrowing rates resulted from higher percentages of fixed-rate debt outstanding to total debt outstanding in the current-year periods in comparison to the respective prior-year periods.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income tax expense of $76.0 million and $136.6 million in the quarter and six months ended March 31, 2003 reflect an effective tax rate of 39.5% versus 39.7% in the prior-year quarter and six-month period. The tax provision for the quarter and six months ended March 31, 2003 was computed based on an estimate of the annual effective rate.

Net income of $116.4 million for the quarter ended March 31, 2003 reflects an increase of 27% from $91.9 million in the prior-year quarter. Diluted earnings per share of $1.03 in the quarter ended March 31, 2003 reflects a 23% increase as compared to $0.84 per share in the prior-year quarter. Special items had the effect of decreasing net income by $2.4 million and $2.9 million for the quarters ended March 31, 2003 and 2002, respectively. Special items had the effect of reducing diluted earnings per share by $0.02 and $0.03 for the quarters ended March 31, 2003 and 2002, respectively. Net income of $209.2 million for the six months ended March 31, 2003 reflects an increase of 31% from $159.8 million in the prior-year period. Diluted earnings per share of $1.87 for the six months ended March 31, 2003 reflects a 26% increase as compared to $1.48 per share in the prior-year period. Special items had the effect of decreasing net income by $1.6 million and $7.4 million for the six months ended March 31, 2003 and 2002, respectively. Special items had the effect of reducing diluted earnings per share by $0.01 and $0.06 for the six months ended March 31, 2003 and 2002, respectively. The growth in earnings per share was smaller than the growth in net income for the quarter and six months ended March 31, 2003 due to the issuance of Company common stock in connection with the acquisitions described in Note 2 and the exercise of stock options.

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $11.0 billion for the quarter ended March 31, 2003 reflects an increase of 13% from $9.8 billion in the prior-year quarter. Operating revenue of $21.9 billion for the six months ended March 31, 2003 reflects an increase of 14% from $19.3 billion in the prior-year period. The Company’s recent acquisitions contributed less than 0.5% of the segment’s operating revenue growth for the quarter and six months ended March 31, 2003. During the quarter ended March 31, 2003, 55% of operating revenue was from sales to institutional customers and 45% was from retail customers; this compares to a customer mix in the prior-year quarter of 53% institutional and 47% retail. In comparison with the prior-year results, sales to institutional customers increased 18% for the quarter primarily due to higher revenues from mail order customers and the ABSG specialty pharmaceutical business. Sales to retail customers increased 7% over the prior-year quarter, principally due to higher revenues from drug store chains, including the pharmacy departments of supermarkets. The growth rate of sales to retail customers was less than the first quarter of fiscal 2003 growth rate and is consistent with market trends and the below market growth of certain of the Company’s large regional chain customers. The Company expects the Pharmaceutical Distribution operating revenue growth rate will decline from the reported 14% during the first six months of fiscal 2003 to approximately 11% – 12% for the second-half of fiscal 2003. This anticipated decline is attributable to the impact of net customer gains and losses and overall lower industry growth rates primarily due to the impact of brand name drug patent expirations and the slowdown in the introduction of significant new drugs. This segment’s growth largely reflects national industry economic conditions, including increases in prescription drug usage and higher pharmaceutical prices. Future operating revenue growth may continue to be impacted by industry growth rates, competition within the industry and customer consolidation. Industry growth rates, as estimated by IMS Healthcare, Inc., are expected to be between 11% and 14% over the next four years.

Pharmaceutical Distribution gross profit of $452.7 million in the quarter ended March 31, 2003 reflects an increase of 15% from $393.9 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the second quarter of fiscal 2003 was 4.11%, as compared to the prior-year percentage of 4.04%. This gross profit improvement was primarily due to the positive 12 basis points margin impact resulting from the recent Company acquisitions, offset in part by the change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment. Pharmaceutical Distribution gross profit of $844.5 million in the six months ended March 31, 2003 reflects an increase of 13% from $745.9 million in the prior-year period. As a percentage of operating revenue, gross profit for the six months ended March 31, 2003 was 3.85%, as compared to the prior-year percentage of 3.87%. The gross profit decline reflects the net impact of a number of factors, including the change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset in part by the positive 8 basis points margin impact resulting from the recent Company acquisitions and higher buy-side margins than in the prior year. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that the inclusion of additional businesses

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

that generate higher margins and that increases in the buy-side component of the gross margin, including manufacturer price increases and negotiated deals, will be available in the future to fully or partially offset the anticipated decline. The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $236.3 million in the quarter ended March 31, 2003 reflect an increase of 8% from $217.9 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the second quarter of fiscal 2003 were 2.15%, as compared to the prior-year percentage of 2.23%. Pharmaceutical Distribution operating expenses of $465.2 million in the six months ended March 31, 2003 reflect an increase of 8% from $430.4 million in the prior-year period. As a percentage of operating revenue, operating expenses in the six months ended March 31, 2003 were 2.12%, as compared to the prior-year percentage of 2.23%. The decreases in the expense percentages reflect the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process, the continued emphasis on productivity throughout the Company’s distribution network and a reduction of bad debt expense, offset, in part, by higher expense ratios associated with the Company’s recent acquisitions.

Pharmaceutical Distribution operating income of $216.5 million in the quarter ended March 31, 2003 reflects an increase of 23% from $176.0 million in the prior-year quarter. As a percentage of operating revenue, operating income in the second quarter of fiscal 2003 was 1.97%, as compared to the prior-year percentage of 1.80%. Pharmaceutical Distribution operating income of $379.4 million in the six months ended March 31, 2003 reflects an increase of 20% from $315.5 million in the prior-year period. As a percentage of operating revenue, operating income in the six months ended March 31, 2003 was 1.73%, as compared to the prior-year percentage of 1.64%. The improvements over the prior-year percentages were due to a reduction in the operating expense ratios. The reductions in the operating expense ratios were partially due to the Company’s ability to capture synergy cost savings from the Merger. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned and result in the desired synergies.

PharMerica Segment

PharMerica’s operating revenue increased 10% for the quarter ended March 31, 2003 to $397.1 million compared to $359.8 million in the prior-year quarter. Operating revenue increased 12% for the six months ended March 31, 2003 to $799.9 million compared to $715.2 million in the prior-year period. These increases are principally attributable to growth in PharMerica’s workers’ compensation business, which has grown at a faster rate than its long-term care business.

PharMerica’s gross profit of $128.4 million for the quarter ended March 31, 2003 increased 7% from gross profit of $120.6 million in the prior-year quarter. PharMerica’s gross profit of $258.1 million for the six months ended March 31, 2003 increased 7% from gross profit of $240.1 million in the prior-year period. PharMerica’s gross profit margin declined to 32.35% for the quarter ended March 31, 2003 from 33.52% in the prior-year quarter, and to 32.26% for the six months ended March 31, 2003 from 33.57% in the prior-year period. These decreases are primarily the result of a change in the sales mix, with a greater proportion of PharMerica’s current year revenues coming from its workers’ compensation business, which has lower gross profit margins and lower operating expenses than its long-term care business. In addition, industry competitive pressures continue to adversely affect gross profit margins.

PharMerica’s operating expenses of $104.3 million for the quarter ended March 31, 2003 increased 3% from operating expenses of $101.1 million in the prior-year quarter. PharMerica’s operating expenses of $210.4 million for the six months ended March 31, 2003 increased 5% from operating expenses of $201.2 million in the prior-year period. As a percentage of operating revenue, operating expenses were reduced to 26.28% in the quarter ended March 31, 2003 from 28.09% in the prior-year quarter, and to 26.31% in the six months ended March 31, 2003 from 28.14% in the prior-year period. The percentage reductions were due to several factors, including the aforementioned shift in customer mix towards the workers’ compensation business, continued improvements in operating practices, and a reduction in bad debt expense as a percentage of operating revenue.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PharMerica’s operating income of $24.1 million for the quarter ended March 31, 2003 increased 23% compared to operating income of $19.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the second quarter of fiscal 2003 was 6.07%, as compared to the prior-year percentage of 5.43%. PharMerica’s operating income of $47.6 million for the six months ended March 31, 2003 increased 23% compared to operating income of $38.9 million in the prior-year period. As a percentage of operating revenue, operating income for the six months ended March 31, 2003 was 5.96%, as compared to the prior-year percentage of 5.43%. The improvements were due to the aforementioned reductions in the operating expense ratios, which were greater than the reductions in gross profit margin.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at March 31, 2003, including availability under revolving credit facilities and receivables securitization facilities (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
Bergen 7 1/4% senior notes due 2005	$99,803	$—
8 1/8% senior notes due 2008	500,000	—
7 1/4% senior notes due 2012	300,000	—
PharMerica 8 3/8% senior subordinated notes due 2008	124,438	—
AmeriSource 5% convertible subordinated notes due 2007	300,000	—
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	—
Bergen 7.80% trust preferred securities due 2039	275,624	—
Other	4,448	—

Total fixed-rate debt	1,612,738	—

Variable-Rate Debt:
Term loan facility due 2003 to 2006	270,000	—
Blanco revolving credit facility due 2004	55,000	—
Revolving credit facility due 2006	124,000	813,615
AmeriSource receivables securitization financing due 2004	—	400,000
Bergen receivables securitization financing due 2005	—	700,000

Total variable-rate debt	449,000	1,913,615

Total debt, including current portion	$2,061,738	$1,913,615

The Company’s working capital usage fluctuates widely during the year due to seasonal inventory buying requirements and buy-side purchasing opportunities. During the second quarter of fiscal 2003, the Company’s highest utilization was 44% of the $2.1 billion of aggregate availability under its revolving credit facility and receivables securitization facilities, which are described below.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the “7 1/4% Notes”). The 7 1/4% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7 1/4% Notes is payable semiannually in arrears, commencing May 15, 2003. The 7 1/4% Notes rank junior to the Senior Credit Agreement (defined below) and equal to the Company’s other senior unsecured notes. The Company used the net proceeds of the 7 1/4% Notes to repay $15 million of the Term Facility (defined below) in December 2002 and $150 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003. Additionally, the Company redeemed the PharMerica 8 3/8% senior subordinated notes due 2008, at a redemption price equal to 104.19% of the principal amount thereof, in April 2003. The cost of the redemption premium will be reflected in the Company’s third quarter 2003 operating results. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $5.5 million of costs which were deferred and are being amortized over the ten-year term of the notes.

The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled maturities on a quarterly basis that began on December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The first two scheduled term loan payments were made in fiscal 2003. There was $124.0 million outstanding under the Revolving Facility at March 31, 2003. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. At March 31, 2003, the rate was 1.5% over LIBOR or ..50% over prime. In April 2003, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Senior Credit Agreement, future interest on borrowings will accrue at lower rates, either 1.25% over LIBOR or .25% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.4 million at March 31, 2003). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company’s debt ratings ranging from .25% to .50% of the unused availability. At March 31, 2003, the rate was .375%. In April 2003, the rate was revised to .300% resulting from the Company’s improved debt rating. The Senior Credit Agreement contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. The Company can choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables sold into the AmeriSource and Bergen receivables securitization facilities (as described below), collateralize the Senior Credit Agreement.

At March 31, 2003, there were no borrowings under the AmeriSource $400 million receivables securitization facility. The facility has an expiration date of May 2004 and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. In order to borrow available amounts under this securitization facility, a back-up 364-day liquidity facility is required to be in place. The current liquidity facility, which originally was scheduled to expire in May 2003, has been extended to June 30, 2003. At March 31, 2003, there were no borrowings under the $450 million Bergen receivables securitization facility, which expires in December 2005, and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points. In December 2002, the Company obtained an increase to its availability under the Bergen receivables securitization facility up to $700 million through December 2003 to fund discretionary inventory buying opportunities. In order to borrow available amounts in excess of $450 million under the Bergen receivables securitization facility, a back-up 364-day liquidity facility is required to be in place. The current liquidity facility expires in December 2003. The Bergen receivables securitization facility was previously subject to termination in the event of a material adverse effect, among other things, on the financial condition, business, operations or prospects of AmerisourceBergen. Subsequent to March 31, 2003, the receivables securitization facility was amended and is no longer subject to termination in such event. The receivables securitization facilities represent financing vehicles utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At March 31, 2003, the Company had approximately $1.6 billion of fixed-rate debt with a weighted average interest rate of 7.3% and $449.0 million of variable-rate debt with a weighted average interest rate of 3.5%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at March 31, 2003. For every $100 million of unhedged variable-rate debt outstanding, a 35 basis-point increase in interest rates (one-tenth of the average variable rate at March 31, 2003) would increase the Company’s annual interest expense by $0.35 million.

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

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at March 31, 2003 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt	$2,085,357	$184,373	$316,424	$475,424	$1,109,136
Operating Leases	165,521	49,411	64,918	29,464	21,728
Other Commitments	45,076	45,076	—	—	—

Total	$2,295,954	$278,860	$381,342	$504,888	$1,130,864

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen’s obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

The Company redeemed the PharMerica 8 3/8% senior subordinated notes due 2008 (the “8 3/8% Notes”), at a redemption price equal to 104.19% of the principal amount thereof, in April 2003. As a result, the principal amount redeemed has been included in the “Within 1 year” column in the above repayment table. The cost of the redemption premium of $5.2 million, less $1.0 million of the unamortized premium on the 8 3/8 % Notes, will be reflected in the Company’s third quarter 2003 operating results.

Other Commitments include a future minimum payment of $24.7 million, as described in Note 2 to the Company’s consolidated financial statements, relating to the Company’s acquisition of a physician management consulting company. Subsequent to March 31, 2003, the Company paid $18.5 million of the total $24.7 million and the remainder will be paid subject to the satisfactory completion of an audit. The Company currently expects to pay between $70 million and $80 million during fiscal years 2003 through 2005, of which $40 million to $50 million is contingent upon the entity’s ability to achieve defined earnings targets, for its 100% equity ownership in the entity. Contingent payments relating to this acquisition, as well as any other contingent payments outstanding, are not reflected in the above table.

In connection with its merger integration plans, the Company intends to build six new distribution facilities and expand seven others over the next three to four years. The Company has begun to enter into various commitments with third parties relating to site selection, purchase of land, design and construction of the new facilities. As of March 31, 2003, the Company has entered into $20.4 million of commitments relating to the construction of the new facilities. The facility commitments are included in Other Commitments in the above table. In December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for one of the facilities; this obligation is reflected in Operating Leases in the above table.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

During the six months ended March 31, 2003, the Company’s operating activities used $615.3 million of cash. Cash used in operations during the six months ended March 31, 2003 was principally the result of a $1,452.4 million increase in merchandise inventories offset, in part, by a $450.2 million increase in accounts payable, accrued expenses and income taxes, net income of $209.2 million, non-cash items of $83.3 million and a decrease of $82.7 million in accounts receivable. The increase in merchandise inventories reflects inventory required to support the revenue increase and inventory purchased to take advantage of buy-side gross profit opportunities near the end of the second quarter including opportunities associated with manufacturer price increases and negotiated deals. In addition, there were fewer manufacturer price increases early in the quarter compared to the prior year, resulting in relatively higher inventory quantities on-hand at the end of the current quarter. The Company also held certain duplicative inventories on hand at the end of the second quarter resulting from distribution facilities that were consolidated during the period. Accounts receivable decreased by 3.6%, excluding changes in the allowance for doubtful accounts and customer additions due to acquired companies, despite the 14% increase in operating revenues. Days sales outstanding for the Pharmaceutical Distribution segment increased slightly to 16.7 days in the six months ended March 31, 2003 from 16.6 days in the prior-year period primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the core distribution business. Days sales outstanding for the PharMerica segment improved to 40.2 days in the six months ended March 31, 2003 from 43.6 days in the prior-year period as a result of the continued improvements in centralized billing and collection practices. The $415.0 million increase in accounts payable was primarily due to the merchandise inventory increase. Operating cash uses during the six months ended March 31, 2003 included $64.5 million in interest payments and $81.3 million of income tax payments, net of refunds. The Company has historically used more of its cash in operations during the first six months of the fiscal year and generated more of its cash in operations during the last six months of the fiscal year. It is anticipated that cash to be provided by operations for the remaining six months of fiscal 2003 will more than offset the cash used in operations during the first six months of fiscal 2003.

During the six months ended March 31, 2002, the Company’s operating activities generated $225.5 million in cash. This positive operating cash flow was the result of $159.8 million of net income and $73.0 million of non-cash items affecting net income. There was a $7.3 million negative cash flow effect from changes in operating assets and liabilities during the six months, as an increase in merchandise inventories of $239.5 million was substantially offset by an increase in accounts payable, accrued expenses and income taxes of $173.7 million and a decrease in accounts receivable of $58.2 million. The increase in merchandise inventories reflects inventory required to support the strong revenue increase, as well as inventory purchased to take advantage of buy-side gross profit opportunities including manufacturer price increases and negotiated deals. Accounts receivable were lower at March 31, 2002 than at September 30, 2001, despite higher revenues in the second quarter of fiscal 2002 than in the fourth quarter of fiscal 2001, primarily due to lower days sales outstanding in both the Pharmaceutical Distribution and PharMerica segments as a result of continued emphasis on receivable management at the local level. Operating cash uses during the six months ended March 31, 2002 included $63.0 million in interest payments and $48.2 million in income tax payments, net of refunds.

Capital expenditures for the six months ended March 31, 2003 were $35.2 million and related principally to investments in warehouse improvements, information technology and warehouse automation. The Company estimates that it will spend approximately $80 million to $100 million for capital expenditures during fiscal 2003.

Capital expenditures for the six months ended March 31, 2002 were $21.0 million and related principally to investments in warehouse improvements, information technology and warehouse automation.

On January 17, 2003, the Company acquired US Bioservices Corporation (“US Bio”), a national pharmaceutical products and services provider focused on the management of high-cost complex therapies and reimbursement support for a total base purchase price of $159.7 million, which included the repayment of US Bio debt of $14.8 million. The Company issued 2,399,091 shares of Common Stock, as set forth in the acquisition agreement, with an aggregate market value of $131.0 million. The Company paid the remaining $27.6 million of the base purchase price in cash and incurred $1.1 million of transaction costs associated with this acquisition. On January 3, 2003, the Company acquired Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, to enhance the Company’s offerings in the pharmaceutical supply chain for a total base purchase price of $28.3 million. The Company paid the base purchase price by issuing 401,780 shares of Common Stock with an aggregate market value of $22.9 million and the remaining base purchase price was paid with $4.8 million of cash. Additionally, the Company incurred $0.6 million of transaction costs associated with this

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

acquisition. The Company also used cash of $1.4 million to purchase two other smaller companies related to the Pharmaceutical Distribution segment.

During the six months ended March 31, 2002, the Company used cash of $13.9 million to purchase additional equity interests in five businesses related to the Pharmaceutical Distribution segment.

During the six months ended March 31, 2003, the Company had net borrowings of $124.0 million on its revolving credit facility, principally to meet seasonal working capital requirements, as described above. In November 2002, the Company issued the aforementioned $300 million of 7 1/4 % Notes. A portion of the proceeds received from the issuance was used to repay $15.0 million of the Term Facility in December 2002 and $150.0 million in aggregate principal of the Bergen 7 3/8 % senior notes in January 2003, as described above. In March 2003, the Company repaid an additional $15.0 million of the Term Facility, as scheduled.

During the six months ended March 31, 2002, the Company made net repayments of $37.0 million on its receivables securitization facilities. The Company repaid debt of $23.1 million during the six-month period, principally consisting of $20.6 million for the retirement of Bergen’s 7% debentures pursuant to a tender offer which was required as a result of the Merger.

The Company has paid quarterly cash dividends of $0.025 per share on common stock since the first quarter of fiscal 2002. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Recently Issued Financial Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of accounting for stock-based compensation. As required, the Company adopted the disclosure provisions of this standard beginning with the quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the initial recognition and measurement requirements of FIN No. 45 did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and as of July 1, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits and other aspects of the merger between AmeriSource Health Corporation and Bergen Brunswig Corporation. Various factors, including competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, regulatory changes, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and elsewhere in this report.

ITEM	3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s most significant market risk is the effect of changing interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 above.

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

Based on their evaluation as of a date within 90 days prior to the filing date of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14(c) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures are effective for their intended purposes. There have been no significant changes in the Company’s internal controls or in those factors that could significantly affect those controls since the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM	2. Changes in Securities and Use of Proceed s

On January 3, 2003, the Company issued 401,780 shares of Common Stock in connection with the acquisition of Bridge Medical, Inc. The shares of Common Stock were issued to the then stockholders of Bridge Medical, Inc. The offer and sale of the shares of Common Stock was effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the “1933 Act”). Such offer and sale and certain contingent issuances of Common Stock contemplated by the transaction, which issuances are subject to the attainment by Bridge Medical, Inc. of certain earnings targets through the end of calendar 2004, were approved by the California Department of Corporations, after a hearing upon the fairness of the terms and conditions of the transaction, under its authority to grant such approval as expressly authorized by the laws of the State of California

On January 17, 2003, the Company issued 2,399,091 shares of Common Stock in connection with the acquisition of US Bioservices Corporation. The shares of Common Stock were issued to the then stockholders of US Bioservices Corporation. The offer and sale of the shares of Common Stock was effected without registration in accordance with Regulation D under the 1933 Act and in reliance on the private placement exemption afforded by Section 4(2) of the 1933 Act. The Company filed a registration statement on Form S-3 to register such shares of Common Stock for resale by the recipients thereof. Such registration statement has been declared effective by the Securities and Exchange Commission.

ITEM	4. Submission of Matters to a Vote of Security Holder s

The Annual Meeting of Stockholders of the Company was held on February 27, 2003 in Philadelphia, Pennsylvania. At the meeting, the stockholders of the Company were asked to vote upon the following matters and cast their votes as set forth below.

1. Election of Directors. The three nominees each were elected to a three-year term expiring in 2006 by the following vote:

Nominee	For	Withheld
Richard C. Gozon	90,928,932	1,077,492
James R. Mellor	90,905,842	1,100,582
J. Lawrence Wilson	90,926,770	1,079,654

Directors whose term of office continued after the Annual Meeting were: Rodney H. Brady, Charles H. Cotros, Jane E. Henney, M.D. and R. David Yost, each of whose terms expire in 2005, and Edward E. Hagenlocker, Robert E. Martini and Francis G. Rodgers, each of whose terms expire in 2004.

2. Amendment to AmerisourceBergen Corporation 2002 Management Stock Incentive Plan. The proposal to approve an amendment to the AmerisourceBergen Corporation 2002 Management Stock Incentive Plan (the “2002 Plan”) and to approve the 2002 Plan, as amended, was approved by the following vote:

For	Against	Abstained	Broker Non-Votes
80,365,336	11,006,174	634,914	15,799,308

ITEM	6. Exhibits and Reports on Form 8- K

(a)	Exhibits:

10.1	AmerisourceBergen Corporation 2002 Management Stock Incentive Plan, as amended and restated through April 22, 2003.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)	During the fiscal quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

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

AMERISOURCEBERGEN CORPORATION

By:	/s/ R. DAVID YOST
R. David Yost Chief Executive Officer

By:	/s/ MICHAEL D. DICANDILO
Michael D. DiCandilo Senior Vice President and Chief Financial Officer

May 12, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification of Chief Executive Officer of AmerisourceBergen Corporation

I, R. David Yost, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q (the “quarterly report”) of AmerisourceBergen Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ R. DAVID YOST
R. David Yost Chief Executive Officer

Certification of Chief Financial Officer of AmerisourceBergen Corporation

I, Michael D. DiCandilo, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q (the “quarterly report”) of AmerisourceBergen Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ MICHAEL D. DICANDILO
Michael D. DiCandilo Senior Vice President and Chief Financial Officer