Form 10-Q
period 2003-06-30
AMERISOURCEBERGEN CORP
filed 2003-08-13
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

Commission file number 1-16671

AMERISOURCEBERGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-3079390 (IRS Employer Identification No.)

1300 Morris Drive, Chesterbrook, PA (Address of principal executive offices)	19087-5594 (Zip Code)

Registrant’s telephone number, including area code  (610) 727-7000

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
Yes ☒ No ☐

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2003 was 111,899,621.

AMERISOURCEBERGEN CORPORATION

INDEX

Signatures	38

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS	June 30, 2003	September 30, 2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$224,823	$663,340
Accounts receivable, less allowance for doubtful accounts: $189,168 at June 30, 2003 and $181,432 at September 30, 2002	2,500,776	2,222,156
Merchandise inventories	6,729,477	5,437,878
Prepaid expenses and other	15,161	26,263

Total current assets	9,470,237	8,349,637

Property and equipment, at cost:
Land	24,952	24,952
Buildings and improvements	122,318	120,301
Machinery, equipment and other	336,283	277,247

Total property and equipment	483,553	422,500
Less accumulated depreciation	173,647	139,922

Property and equipment, net	309,906	282,578

Other assets:
Goodwill	2,386,551	2,205,159
Deferred income taxes	21,157	12,400
Intangibles, deferred charges and other	421,921	363,238

Total other assets	2,829,629	2,580,797

TOTAL ASSETS	$12,609,772	$11,213,012

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2003	September 30, 2002

	(Unaudited)
Current liabilities:
Accounts payable	$5,588,138	$5,367,837
Accrued expenses and other	434,454	433,835
Current portion of long-term debt	60,907	60,819
Accrued income taxes	61,190	31,955
Deferred income taxes	293,855	205,071

Total current liabilities	6,438,544	6,099,517

Long-term debt, net of current portion	2,238,790	1,756,494
Other liabilities	45,258	40,663
Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 111,807,484 at June 30, 2003 and 106,581,837 shares at September 30, 2002	1,118	1,066
Additional paid-in capital	3,115,884	2,858,596
Retained earnings	776,121	462,619
Accumulated other comprehensive loss	(5,943)	(5,943)

Total stockholders’ equity	3,887,180	3,316,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,609,772	$11,213,012

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Operating revenue	$11,482,571	$10,278,327	$33,803,435	$29,883,212
Bulk deliveries to customer warehouses	938,100	1,342,500	3,214,310	3,750,662

Total revenue	12,420,671	11,620,827	37,017,745	33,633,874
Cost of goods sold	11,860,292	11,110,898	35,354,752	32,138,019

Gross profit	560,379	509,929	1,662,993	1,495,855
Operating expenses:
Distribution, selling and administrative	311,953	304,299	953,198	906,467
Depreciation	14,704	14,310	45,771	42,408
Amortization	1,636	430	4,907	1,781
Facility consolidations and employee severance	3,880	—	6,504	—
Merger costs	—	8,147	—	20,385

Operating income	228,206	182,743	652,613	524,814
Equity in losses (income) of affiliates and other	1,642	(190)	7,558	1,187
Interest expense	37,234	33,326	110,018	109,071
Loss on early retirement of debt	4,220	—	4,220	—

Income before taxes	185,110	149,607	530,817	414,556
Income taxes	72,564	59,383	209,118	164,575

Net income	$112,546	$90,224	$321,699	$249,981

Earnings per share:
Basic	$1.02	$0.86	$2.96	$2.39

Diluted	$0.99	$0.82	$2.85	$2.30

Weighted average common shares outstanding:
Basic	110,332	105,374	108,845	104,505
Diluted	116,774	112,891	115,302	111,926
Cash dividends declared per share of common stock	$0.025	$0.025	$0.075	$0.075

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,

(in thousands)	2003	2002

OPERATING ACTIVITIES
Net income	$321,699	$249,981
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	45,771	42,408
Amortization, including amounts charged to interest expense	10,258	5,909
Provision for loss on accounts receivable	31,362	46,673
Loss on disposal of property and equipment	879	511
Loss on early retirement of debt	4,220	—
Equity in losses of affiliates and other	7,558	1,187
Provision for deferred income taxes	65,971	4,048
Employee stock compensation	703	2,766
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(249,370)	(26,313)
Merchandise inventories	(1,274,028)	(117,638)
Prepaid expenses and other	9,439	(2,678)
Accounts payable, accrued expenses and income taxes	232,093	(91,899)
Other	1,041	1,423

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(792,404)	116,378

INVESTING ACTIVITIES
Capital expenditures	(50,890)	(40,639)
Cost of acquired companies, net of cash acquired	(93,592)	(13,476)
Purchase of additional equity interests in businesses	—	(4,130)
Proceeds from sales of property and equipment	231	1,640

NET CASH USED IN INVESTING ACTIVITIES	(144,251)	(56,605)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit and receivables securitization facilities	501,000	(37,000)
Long-term debt borrowings	300,000	—
Long-term debt repayments	(322,704)	(23,119)
Deferred financing costs and other	(6,296)	(1,117)
Exercise of stock options	34,911	75,085
Cash dividends on common stock	(8,197)	(7,842)
Common stock purchases for employee stock purchase plan	(576)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	498,138	6,007

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(438,517)	65,780
Cash and cash equivalents at beginning of period	663,340	297,626

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$224,823	$363,406

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the interim periods ended June 30, 2003 and 2002 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

Recently Issued Financial Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No.148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of accounting for stock-based compensation. As required, the Company adopted the disclosure provisions of this standard.

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

	Three months ended June 30,		Nine months ended June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$112,546	$90,224	$321,699	$249,981
Add: Stock-related compensation expense included in reported net income, net of income taxes	12	1,296	53	1,296
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(6,050)	(3,956)	(15,257)	(8,699)

Pro forma net income	$106,508	$87,564	$306,495	$242,578

Earnings per share:
Basic, as reported	$1.02	$0.86	$2.96	$2.39

Basic, pro forma	$0.96	$0.83	$2.81	$2.32

Diluted, as reported	$0.99	$0.82	$2.85	$2.30

Diluted, pro forma	$0.93	$0.80	$2.71	$2.23

The diluted calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

Note 2.   Acquisitions and Other Investments

On June 24, 2003, the Company acquired Anderson Packaging Inc., (“Anderson”), a leading provider of physician and retail contracted packaging services to pharmaceutical manufacturers, to expand the Company’s packaging capabilities. Anderson is expected to generate revenues of approximately $85 million in calendar 2003. The purchase price was approximately $100.1 million, which includes the repayment of Anderson debt of $13.8 million and $0.8 million of transaction costs associated with the acquisition. The Company paid part of the purchase price by issuing 814,145 shares of Common Stock, as set forth in the acquisition agreement, with an aggregate market value of $55.6 million, which was calculated based on the Company’s closing stock price on June 23, 2003. The Company paid the remaining purchase price, which was approximately $44.5 million, in cash.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On January 17, 2003, the Company acquired US Bioservices Corporation (“US Bio”), a national pharmaceutical products and services provider focused on the management of high-cost complex therapies and reimbursement support with revenues of approximately $120 million in calendar 2002, to expand the Company’s manufacturer service offerings within the specialty pharmaceutical business. The results of operations of US Bio have been included in the Company’s consolidated statements of operations since the acquisition date. The total base purchase price was $160.2 million, which includes the repayment of US Bio debt of $14.8 million and $1.5 million of transaction costs associated with this acquisition. The Company paid part of the base purchase price by issuing 2,399,091 shares of Common Stock, as set forth in the acquisition agreement, with an aggregate market value of $131.0 million, which was calculated based on an average of the Company’s closing stock price on the two days before and the two days after the transaction measurement date. The Company paid the remaining $29.2 million of the base purchase price in cash. The agreement also provides for contingent payments of up to $27.6 million in cash based on US Bio achieving defined earnings targets through the end of the first quarter of calendar 2004. In July 2003, an initial contingent payment of $2.5 million was paid in cash by the Company.

On January 3, 2003, the Company acquired Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, to enhance the Company’s offerings in the pharmaceutical supply chain. The results of operations of Bridge have been included in the Company’s consolidated statements of operations since the acquisition date. The total base purchase price was $28.4 million, which includes $0.7 million of transaction costs associated with this acquisition. The Company paid part of the base purchase price by issuing 401,780 shares of Common Stock with an aggregate market value of $22.9 million, which was calculated based on a 30-day average of the Company’s closing stock price for the period ending three days prior to the transaction closing date, as set forth in the acquisition agreement. The remaining base purchase price was paid with $5.5 million of cash. The acquisition agreement also provides for contingent payments of up to a maximum of $55 million based on Bridge achieving defined earnings targets through the end of calendar 2004. The Company intends to pay any contingent amounts that may become due primarily in shares of Common Stock. At the closing of the acquisition, the Company issued an additional 401,780 shares of Common Stock into an escrow account that may be used for the payment of contingent amounts, if any, that become due in the future. The Company will retire all unused shares, if any, remaining in the escrow account after the end of calendar 2004 upon the completion of the contingent payment determinations.

In May 2002, the Company’s Pharmaceutical Distribution segment acquired a 20% equity interest in a physician management consulting company for $5 million in cash, which was subject to a possible adjustment contingent on the entity achieving defined earnings targets in calendar 2002. Additionally, the Company agreed to acquire, within the next two years, the remaining 80% equity interest. Under the terms of the acquisition agreement, the total purchase price for 100% equity ownership of the entity shall not exceed $100 million and is based on the entity’s earnings during calendar years 2002 through 2004. The Company currently expects to pay between $70 million and $80 million, in the aggregate, for its 100% equity ownership in the entity. The initial 20% investment was accounted for using the equity method of accounting. In April 2003, the Company satisfied the residual contingent obligation for the initial 20% equity interest and agreed to acquire an additional 40% equity interest in the physician management consulting company for an aggregate $24.7 million in cash, subject to possible adjustment, contingent on the completion of an audit of the physician management consulting company. The Company paid $18.5 million of the total $24.7 million and the remainder will be paid subject to the satisfactory completion of the audit. Subject to such adjustment, the Company has now agreed to pay approximately $30 million in connection with the first 60% equity interest acquired in the physician management consulting company. The results of operations of the physician management consulting company, less the minority interest, have been included in the Company’s consolidated statements of operations since the April 2003 acquisition date.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the allocation of the purchase price, including transaction costs, based on the fair values of the Anderson, US Bio, Bridge and physician management consulting company assets and liabilities at the effective dates of the respective acquisitions (in thousands):

Cash	$6,770
Accounts receivable	60,508
Inventory	17,448
Property and equipment	23,309
Goodwill	169,221
Intangible assets	72,622
Deferred tax assets	17,670
Other assets	2,907
Current and other liabilities	(49,229)

Fair value of net assets acquired	$321,226

Intangible assets of $70.2 million consist of $30.1 million of trade names, which have indefinite lives and are not subject to amortization, $28.2 million of customer relationships, which will be amortized over a weighted average life of 12 years, $10.6 million of non-compete agreements, which will be amortized over a weighted average life of 4 years, and $3.7 million of software, which will be amortized over a three-year life. Deferred tax assets principally relate to net operating losses and research and development costs incurred by Bridge prior to the acquisition.

All of the goodwill associated with the Anderson, US Bio, Bridge and physician management consulting company acquisitions was assigned to the pharmaceutical distribution segment. The goodwill associated with the US Bio and Bridge acquisitions will not be deductible for income tax purposes.

Had the Anderson, US Bio, Bridge and physician management consulting company acquisitions been consummated at the beginning of the respective fiscal years, the Company’s consolidated total revenue, net income and diluted earnings per share for the three and nine months ended June 30, 2003 and 2002 would not have been materially different from the reported amounts.

Effective as of June 30, 2003, the Company amended the 2002 agreement under which it acquired AutoMed Technologies, Inc. (“AutoMed”). Pursuant to the amendment, the former stockholders of AutoMed agreed to eliminate their right to receive up to $55 million in contingent payments based on AutoMed achieving defined earnings targets through the end of calendar 2004. In consideration thereof, the Company paid $9.8 million in July 2003 to the former AutoMed shareholders under the amendment. This amount was accrued as a liability and recorded as additional goodwill on June 30, 2003. The Company thereby has satisfied in full all of its remaining obligations to make payments under the 2002 agreement to acquire AutoMed.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

	Three months ended June 30,		Nine months ended June 30,

(in thousands)	2003	2002	2003	2002

Net income	$112,546	$90,224	$321,699	$249,981
Interest expense - convertible subordinated notes, net of income taxes	2,501	2,481	7,479	7,442

Income available to common stockholders	$115,047	$92,705	$329,178	$257,423

Weighted average common shares outstanding - basic	110,332	105,374	108,845	104,505
Effect of dilutive securities:
Options to purchase common stock	778	1,853	793	1,757
Convertible subordinated notes	5,664	5,664	5,664	5,664

Weighted average common shares outstanding - diluted	116,774	112,891	115,302	111,926

Note 4.   Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2003 (in thousands):

	Pharmaceutical Distribution	Phar Merica	Total

Goodwill at September 30, 2002	$1,936,203	$268,956	$2,205,159
Goodwill recognized in connection with the acquisition of Anderson, US Bio, Bridge, a physician management consulting company and other businesses	181,392	—	181,392

Goodwill at June 30, 2003	$2,117,595	$268,956	$2,386,551

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	June 30, 2003			September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unamortized intangibles:
Tradenames	$256,881	$—	$256,881	$226,781	$—	$226,781
Amortized intangibles:
Customer lists and other	76,874	(11,978)	64,896	32,838	(6,996)	25,842

Total other intangible assets	$333,755	$(11,978)	$321,777	$259,619	$(6,996)	$252,623

Amortization expense for other intangible assets was $4.9 million and $1.8 million in the nine months ended June 30, 2003 and 2002, respectively. Amortization expense for other intangible assets is estimated to be $7.8 million in fiscal 2003, $10.5 million in fiscal 2004, $10.4 million in fiscal 2005, $10.3 million in fiscal 2006 and $7.4 million in fiscal 2007.

Note 5.   Debt

Debt consisted of the following (in thousands):

	June 30, 2003	September 30, 2002

Term loan facility at 2.43% and 3.41%, respectively, due 2003 to 2006	$255,000	$300,000
Revolving credit facility at 4.50%, due 2006	54,000	—
Blanco revolving credit facility at 3.28% and 3.71%, respectively, due 2004	55,000	55,000
AmeriSource receivables securitization financing at 1.68%, due 2004	397,000	—
Bergen receivables securitization financing at 2.06%, due 2005	50,000	—
Bergen 7 3/8% senior notes due 2003	—	150,419
Bergen 7 1/4% senior notes due 2005	99,826	99,758
8 1/8% senior notes due 2008	500,000	500,000
7 1/4% senior notes due 2012	300,000	—
PharMerica 8 3/8% senior subordinated notes due 2008	—	124,532
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	8,425
Bergen 7.80% trust preferred securities due 2039	275,792	275,288
Other	4,654	3,891

Total debt	2,299,697	1,817,313
Less current portion	60,907	60,819

Total, net of current portion	$2,238,790	$1,756,494

A description of the principal terms of the aforementioned debt is set forth in Note 5 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the “7 1/4% Notes”). The 7 1/4% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7 1/4% Notes is payable semiannually in arrears, commencing May 15, 2003. The Company used the net proceeds of the 7 1/4% Notes to repay $15 million of the term loan in December 2002, to repay $150 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003 and redeem the PharMerica 8 3/8% senior subordinated notes due 2008 (the “8 3/8% Notes”) at a redemption price equal to 104.19% of the $123.5 million principal amount, in April 2003. The cost of the redemption premium of $5.2 million, less $1.0 million of the unamortized premium on the 8 3/8% Notes, is reflected in the Company’s consolidated statements of operations for the three and nine months ended June 30, 2003 as a loss on the early retirement of debt. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $5.5 million of costs which were deferred and are being amortized over the ten-year term of the notes.

In July 2003, the Company entered into a new $1.05 billion receivables securitization facility (“ABC Securitization Facility”) and terminated the existing AmeriSource and Bergen securitization facilities. In connection with the ABC Securitization Facility, AmerisourceBergen Drug Corporation (“ABDC”) sells on a revolving basis certain accounts receivable to a wholly-owned special purpose entity (“ARFC”), which in turn sells a percentage ownership interest in the receivables to commercial paper conduits and/or financial institutions related to such commercial paper conduits. ABDC is the servicer of the accounts receivable under the ABC Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. Under the terms of the ABC Securitization Facility, a $550 million tranche has an expiration date of July 2006 and a $500 million tranche expires in 364 days. The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points for the three-year tranche and 45 basis points for the 364-day tranche. The Company is required to pay a commitment fee of 30 basis points and 25 basis points on any unused credit with respect to the three-year tranche and the 364-day tranche, respectively. The program and commitment fee rates will vary based on the Company’s debt ratings. Future borrowings and payments under the ABC Securitization Facility will be applied on a pro-rata basis to the $550 million and $500 million tranches. In connection with entering into the ABC Securitization Facility, the Company incurred approximately $2.3 million of costs that will be deferred and amortized over the life of the ABC Securitization Facility. The receivables securitization facilities represent financing vehicles utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Note 6.   Facility Consolidations and Employee Severance and Merger Costs

Facility Consolidations and Employee Severance

In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2002, the Company closed seven distribution facilities and has closed additional facilities in fiscal 2003. In addition, one of the seven facility expansions has been completed as of June 30, 2003.

In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, consisting of six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the Merger purchase price allocation. During the nine months ended June 30, 2003, severance accruals of $1.8 million recorded in September 2001 were reversed into income because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

During the fiscal year ended September 30, 2002, the Company announced further integration initiatives relating to the closure of Bergen’s repackaging facility and the elimination of certain Bergen administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $19.2 million, which included $15.8 million of severance for approximately 310 employees to be terminated, $1.6 million for lease cancellation costs, and $1.8 million for the write-down of assets related to the facilities to be closed, resulted in additional goodwill being recorded during fiscal 2002. At June 30, 2003, substantially all of the 310 employees have been terminated.

Since September 2002, the Company has announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). As of June 30, 2003, four of these six facilities have been closed. During the nine months ended June 30, 2003, the Company recorded severance expense of $8.2 million and lease cancellation expense of $0.8 million relating to the fiscal 2003 initiatives. Employee severance and lease cancellation expense related to the fiscal 2003 initiatives have been recognized in accordance with the new provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Employee severance costs are generally expensed during the employee service period and lease cancellation and other costs are generally expensed when the Company becomes contractually bound to pay such costs. In future quarters, the Company expects to incur an additional $3.0 million of severance expense relating to the fiscal 2003 initiatives. As of June 30, 2003, approximately 510 employees were provided termination notices as a result of the fiscal 2003 initiatives of which 435 were terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

Certain employees receive their severance benefits through a lump-sum payment while others receive their benefits over a period of time, generally not to exceed 12 months.

The following table displays the activity in accrued expenses and other from September 30, 2002 to June 30, 2003 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total

Balance as of September 30, 2002	$8,156	$955	$9,111
Expense recorded during the period	8,188	816	9,004
Payments made during period	(8,926)	(1,491)	(10,417)
Employee severance reduction	(1,754)	—	(1,754)

Balance as of June 30, 2003	$5,664	$280	$5,944

Merger Costs

During the quarter and nine months ended June 30, 2002, the Company expensed approximately $8.1 million and $20.4 million of merger costs, respectively, primarily related to integrating the operations of AmeriSource and Bergen. Such costs were comprised primarily of consulting fees, which amounted to $4.7 million in the quarter and $14.2 million in the nine months. The third quarter merger costs also included a $2.1 million adjustment to the Company’s fourth quarter 2001 charge of $6.5 million relating to the accelerated vesting of AmeriSource stock options. Effective October 1, 2002, the Company converted its merger integration office to an operations management office. Accordingly, the costs of the operations management office are included within distribution, selling and administrative expenses in the Company’s consolidated statements of operations.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. The Company has an accrued liability of $0.9 million as reflected in other liabilities in the accompanying consolidated balance sheet at June 30, 2003. Such liability represents the current estimate of the cost to remediate the site. However, changes in regulations or technology or new information concerning the site could affect the actual liability.

Contract Dispute

In January 2002, Bergen Brunswig Drug Company (“BBDC”), a predecessor to the Company’s current AmerisourceBergen Drug Corporation subsidiary, was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. The complaint, which includes claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. The Company has answered the remaining counts of the complaint, the parties have served each other with discovery requests and discovery is ongoing.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

All of the Company’s operations are located in the United States, except for an ABDC subsidiary that operates in Puerto Rico and a subsidiary of AutoMed that operates in Canada.

The following tables present segment information for the three and nine months ended June 30 (in thousands):

	Revenue

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Pharmaceutical Distribution	$11,285,932	$10,094,205	$33,195,148	$29,367,184
PharMerica	399,886	373,791	1,199,823	1,088,967
Intersegment eliminations	(203,247)	(189,669)	(591,536)	(572,939)

Operating revenue	11,482,571	10,278,327	33,803,435	29,883,212
Bulk deliveries to customer warehouses	938,100	1,342,500	3,214,310	3,750,662

Total revenue	$12,420,671	$11,620,827	$37,017,745	$33,633,874

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Pharmaceutical Distribution	$204,777	$169,134	$584,168	$484,586
PharMerica	27,309	21,756	74,949	60,613
Facility consolidations and employee severance and merger costs (“special items”)	(3,880)	(8,147)	(6,504)	(20,385)

Total operating income	228,206	182,743	652,613	524,814
Equity in losses (income) of affiliates and other	1,642	(190)	7,558	1,187
Interest expense	37,234	33,326	110,018	109,071
Loss on early retirement of debt	4,220	—	4,220	—

Income before taxes	$185,110	$149,607	$530,817	$414,556

Segment operating income is evaluated before equity in losses (income) of affiliates, interest expense, special items and loss on early retirement of debt. All corporate office expenses are allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.   Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% Notes, 7 ¼% Notes and 5% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company which are guarantors of either the 8 1/8% Notes, 7 ¼% Notes and/or the 5% Notes being referred to collectively as the “Guarantor Subsidiaries”). The Company’s 8 1/8% Notes, 7 ¼% Notes and 5% Notes each are guaranteed by Guarantor Subsidiaries whose total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities, in each case, exceeded a majority of the consolidated total of such items as of or for the periods reported. The only subsidiaries of the Company which are not guarantors of either the 8 1/8% Notes, the 7 ¼% Notes and/or the 5% Notes (the “Non-Guarantor Subsidiaries”) are: (a) AmeriSource Receivables Financial Corporation and Blue Hill II, Inc., the receivables securitization special purpose entities; (b) Capital I Trust, the issuer of the Trust Preferred Securities; and (c) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2003 and September 30, 2002, statements of operations for the three and nine months ended June 30, 2003 and 2002, and statements of cash flows for the nine months ended June 30, 2003 and 2002.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2003

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$3,361	$126,488	$94,974	$—	$224,823
Accounts receivable, net	—	217,662	2,283,114	—	2,500,776
Merchandise inventories	—	6,675,138	54,339	—	6,729,477
Prepaid expenses and other	38	13,784	1,339	—	15,161

Total current assets	3,399	7,033,072	2,433,766	—	9,470,237
Property and equipment, net	—	309,054	852	—	309,906
Goodwill	—	2,368,001	18,550	—	2,386,551
Intangibles, deferred charges and other	26,768	401,657	323,931	(309,278)	443,078
Intercompany investments and advances	4,904,472	720,997	(1,340,302)	(4,285,167)	—

Total assets	$4,934,639	$10,832,781	$1,436,797	$(4,594,445)	$12,609,772

Current liabilities:
Accounts payable	$—	$5,555,348	$32,790	$—	$5,588,138
Accrued expenses and other	18,792	705,403	4,114	—	728,309
Current portion of long-term debt	60,000	907	—	—	60,907
Accrued income taxes	(108,050)	169,240	—	—	61,190

Total current liabilities	(29,258)	6,430,898	36,904	—	6,438,544
Long-term debt, net of current portion	1,349,000	387,790	802,000	(300,000)	2,238,790
Other liabilities	—	42,411	2,847	—	45,258
Stockholders’ equity	3,614,897	3,971,682	595,046	(4,294,445)	3,887,180

Total liabilities and stockholders’equity	$4,934,639	$10,832,781	$1,436,797	$(4,594,445)	$12,609,772

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	September 30, 2002

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$416,002	$172,058	$75,280	$—	$663,340
Accounts receivable, net	3,315	243,587	1,975,254	—	2,222,156
Merchandise inventories	—	5,387,288	50,590	—	5,437,878
Prepaid expenses and other	218	25,082	963	—	26,263

Total current assets	419,535	5,828,015	2,102,087	—	8,349,637
Property and equipment, net	—	281,682	896	—	282,578
Goodwill	—	2,202,023	3,136	—	2,205,159
Intangibles, deferred charges and other	26,082	348,657	310,791	(309,892)	375,638
Intercompany investments and advances	3,568,716	1,684,081	(1,439,566)	(3,813,231)	—

Total assets	$4,014,333	$10,344,458	$977,344	$(4,123,123)	$11,213,012

Current liabilities:
Accounts payable	$—	$5,350,189	$18,771	$(1,123)	$5,367,837
Accrued expenses and other	10,819	626,373	1,714	—	638,906
Current portion of long-term debt	60,000	819	—	—	60,819
Accrued income taxes	(62,360)	94,315	—	—	31,955

Total current liabilities	8,459	6,071,696	20,485	(1,123)	6,099,517
Long-term debt, net of current portion	1,040,000	661,494	355,000	(300,000)	1,756,494
Other liabilities	—	40,038	625	—	40,663
Stockholders’ equity	2,965,874	3,571,230	601,234	(3,822,000)	3,316,338

Total liabilities and stockholders’ equity	$4,014,333	$10,344,458	$977,344	$(4,123,123)	$11,213,012

SUMMARY CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three Months Ended June 30, 2003

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating revenue	$—	$11,405,801	$76,770	$—	$11,482,571
Bulk deliveries to customer warehouses	—	938,096	4	—	938,100

Total revenue	—	12,343,897	76,774	—	12,420,671
Cost of goods sold	—	11,793,829	66,463	—	11,860,292

Gross profit	—	550,068	10,311	—	560,379
Operating expenses:
Distribution, selling and administrative	—	322,524	(10,571)	—	311,953
Depreciation	—	14,612	92	—	14,704
Amortization	—	1,618	18	—	1,636
Facility consolidations and employee severance	—	3,880	—	—	3,880

Operating income	—	207,434	20,772	—	228,206
Equity in losses of affiliates and other	—	443	1,199	—	1,642
Interest (income) expense	(49,985)	78,987	8,232	—	37,234
Loss on early retirement of debt	—	4,220	—	—	4,220

Income before taxes and equity in earnings of subsidiaries	49,985	123,784	11,341	—	185,110
Income taxes	19,595	48,527	4,442	—	72,564
Equity in earnings of subsidiaries	82,156	—	—	(82,156)	—

Net income	$112,546	$75,257	$6,899	$(82,156)	$112,546

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended June 30, 2002

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating revenue	$—	$10,217,883	$60,444	$—	$10,278,327
Bulk deliveries to customer warehouses	—	1,342,495	5	—	1,342,500

Total revenue	—	11,560,378	60,449	—	11,620,827
Cost of goods sold	—	11,053,422	57,476	—	11,110,898

Gross profit	—	506,956	2,973	—	509,929
Operating expenses:
Distribution, selling and administrative	—	317,193	(12,894)	—	304,299
Depreciation	—	14,262	48	—	14,310
Amortization	—	430	—	—	430
Merger costs	—	8,147	—	—	8,147

Operating income	—	166,924	15,819	—	182,743
Equity in income of affiliates and other	—	(190)	—	—	(190)
Interest expense	—	23,989	9,337	—	33,326

Income before taxes and equity in earnings of subsidiaries	—	143,125	6,482	—	149,607
Income taxes	—	57,120	2,263	—	59,383
Equity in earnings of subsidiaries	90,224	—	—	(90,224)	—

Net income	$90,224	$86,005	$4,219	$(90,224)	$90,224

	Nine Months Ended June 30, 2003

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating revenue	$—	$33,609,994	$193,441	$—	$33,803,435
Bulk deliveries to customer warehouses	—	3,214,289	21	—	3,214,310

Total revenue	—	36,824,283	193,462	—	37,017,745
Cost of goods sold	—	35,179,314	175,438	—	35,354,752

Gross profit	—	1,644,969	18,024	—	1,662,993
Operating expenses:
Distribution, selling and administrative	—	983,736	(30,538)	—	953,198
Depreciation	—	45,512	259	—	45,771
Amortization	—	4,853	54	—	4,907
Facility consolidations and employee severance	—	6,504	—	—	6,504

Operating income	—	604,364	48,249	—	652,613
Equity in losses of affiliates and other	—	6,359	1,199	—	7,558
Interest (income) expense	(98,154)	184,179	23,993	—	110,018
Loss on early retirement of debt	—	4,220	—	—	4,220

Income before taxes and equity in earnings of subsidiaries	98,154	409,606	23,057	—	530,817
Income taxes	38,624	161,425	9,069	—	209,118
Equity in earnings of subsidiaries	262,169	—	—	(262,169)	—

Net income	$321,699	$248,181	$13,988	$(262,169)	$321,699

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2002

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating revenue	$—	$29,701,500	$181,712	$—	$29,883,212
Bulk deliveries to customer warehouses	—	3,750,642	20	—	3,750,662

Total revenue	—	33,452,142	181,732	—	33,633,874
Cost of goods sold	—	31,971,539	166,480	—	32,138,019

Gross profit	—	1,480,603	15,252	—	1,495,855
Operating expenses:
Distribution, selling and administrative	—	947,236	(40,769)	—	906,467
Depreciation	—	42,191	217	—	42,408
Amortization	—	1,781	—	—	1,781
Merger costs	—	20,385	—	—	20,385

Operating income	—	469,010	55,804	—	524,814
Equity in losses of affiliates and other	—	1,187	—	—	1,187
Interest expense	—	73,634	35,437	—	109,071

Income before taxes and equity in earnings of subsidiaries	—	394,189	20,367	—	414,556
Income taxes	—	156,917	7,658	—	164,575
Equity in earnings of subsidiaries	249,981	—	—	(249,981)	—

Net income	$249,981	$237,272	$12,709	$(249,981)	$249,981

SUMMARY CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended June 30, 2003

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net income	$321,699	$248,181	$13,988	$(262,169)	$321,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(291,525)	(776,942)	(307,805)	262,169	(1,114,103)

Net cash provided by (used in) operating activities	30,174	(528,761)	(293,817)	—	(792,404)

Capital expenditures	—	(51,052)	162	—	(50,890)
Cost of acquired companies, net of cash acquired	—	(79,381)	(14,211)	—	(93,592)
Other	—	231	—	—	231

Net cash used in investing activities	—	(130,202)	(14,049)	—	(144,251)

Net borrowings under revolving credit and securitization facilities	54,000	—	447,000	—	501,000
Long-term debt borrowings	300,000	—	—	—	300,000
Long-term debt repayments	(45,000)	(277,704)	—	—	(322,704)
Deferred financing costs and other	(5,552)	(744)	—	—	(6,296)
Exercise of stock options	34,911	—	—	—	34,911
Cash dividends on common stock	(8,197)	—	—	—	(8,197)
Common stock purchases for employee stock purchase plan	(576)	—	—	—	(576)
Intercompany investments and advances	(772,401)	891,841	(119,440)	—	—

Net cash (used in) provided by financing activities	(442,815)	613,393	327,560	—	498,138

(Decrease) increase in cash and cash equivalents	(412,641)	(45,570)	19,694	—	(438,517)
Cash and cash equivalents at beginning of period	416,002	172,058	75,280	—	663,340

Cash and cash equivalents at end of period	$3,361	$126,488	$94,974	$—	$224,823

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2002

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net income	$249,981	$237,272	$12,709	$(249,981)	$249,981
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(305,164)	(117,383)	38,963	249,981	(133,603)

Net cash (used in) provided by operating activities	(55,183)	119,889	51,672	—	116,378

Capital expenditures	—	(40,590)	(49)	—	(40,639)
Cost of acquired companies, net of cash acquired	—	(9,005)	(4,471)		(13,476)
Purchase of additional equity interests in business	—	(4,130)	—		(4,130)
Other	—	1,640	—	—	1,640

Net cash used in investing activities	—	(52,085)	(4,520)	—	(56,605)

Net borrowings under revolving credit And securitization facilities	—	—	(37,000)	—	(37,000)
Long-term debt repayments	—	(23,119)	—	—	(23,119)
Deferred financing costs and other	—	(1,082)	(35)	—	(1,117)
Exercise of stock options	75,085	—	—	—	75,085
Cash dividends on common stock	(7,842)	—	—	—	(7,842)
Intercompany investments and advances	126,596	(91,120)	(35,476)	—	—

Net cash provided by (used in) financing activities	193,839	(115,321)	(72,511)	—	6,007

Increase (decrease) in cash and cash equivalents	138,656	(47,517)	(25,359)	—	65,780
Cash and cash equivalents at beginning of period	61	197,097	100,468	—	297,626

Cash and cash equivalents at end of period	$138,717	$149,580	$75,109	$—	$363,406

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein:

The Company

AmerisourceBergen Corporation (the “Company”) is a leading national wholesale distributor of pharmaceutical products and related healthcare services and solutions with over $45 billion in annualized operating revenue. The Company was formed in connection with the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”), which was consummated on August 29, 2001 (the “Merger”).

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

The PharMerica segment consists solely of the Company’s PharMerica operations. PharMerica provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. It also provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

AmerisourceBergen Corporation
Summary Segment Information

	Operating Revenue Three Months Ended June 30,

(dollars in thousands)	2003	2002	Change

Pharmaceutical Distribution	$11,285,932	$10,094,205	12%
PharMerica	399,886	373,791	7
Intersegment eliminations	(203,247)	(189,669)	(7)

Total	$11,482,571	$10,278,327	12%

	Operating Income Three Months Ended June 30,

(dollars in thousands)	2003	2002	Change

Pharmaceutical Distribution	$204,777	$169,134	21%
PharMerica	27,309	21,756	26
Facility consolidations and employee severance and Merger costs (“special items”)	(3,880)	(8,147)	52

Total	$228,206	$182,743	25%

Percentages of operating revenue:
Pharmaceutical Distribution
Gross profit	3.82%	3.83%
Operating expenses	2.01%	2.15%
Operating income	1.81%	1.68%
PharMerica
Gross profit	32.27%	33.11%
Operating expenses	25.44%	27.29%
Operating income	6.83%	5.82%
AmerisourceBergen Corporation
Gross profit	4.88%	4.96%
Operating expenses	2.89%	3.18%
Operating income	1.99%	1.78%

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations(Continued)

AmerisourceBergen Corporation
Summary Segment Information

	Operating Revenue Nine Months Ended June 30,

(dollars in thousands)	2003	2002	Change

Pharmaceutical Distribution	$33,195,148	$29,367,184	13%
PharMerica	1,199,823	1,088,967	10
Intersegment eliminations	(591,536)	(572,939)	(3)

Total	$33,803,435	$29,883,212	13%

	Operating Income Nine Months Ended June 30,

(dollars in thousands)	2003	2002	Change

Pharmaceutical Distribution	$584,168	$484,586	21%
PharMerica	74,949	60,613	24
Facility consolidations and employee severance and Merger costs (“special items”)	(6,504)	(20,385)	68

Total	$652,613	$524,814	24%

Percentages of operating revenue:
Pharmaceutical Distribution
Gross profit	3.84%	3.85%
Operating expenses	2.08%	2.20%
Operating income	1.76%	1.65%
PharMerica
Gross profit	32.27%	33.41%
Operating expenses	26.02%	27.85%
Operating income	6.25%	5.57%
AmerisourceBergen Corporation
Gross profit	4.92%	5.01%
Operating expenses	2.99%	3.25%
Operating income	1.93%	1.76%

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended June 30, 2003 increased 12% to $11.5 billion from $10.3 billion in the prior-year quarter. For the nine months ended June 30, 2003, operating revenue increased 13% to $33.8 billion compared to $29.9 billion in the prior-year period. These increases are primarily due to increased operating revenue in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries for the quarter ended June 30, 2003 decreased 30% to $0.9 billion from $1.3 billion in the prior-year quarter. For the nine months ended June 30, 2003, bulk deliveries decreased 14% to $3.2 billion compared to $3.8 billion in the prior-year period. These decreases were primarily due to the Company’s conversion of bulk business with its primary bulk delivery customer into operating revenue. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume of bulk deliveries have no significant impact on operating margins. However, revenue from bulk deliveries has had a positive impact to the Company’s cash flows due to favorable timing between the customer payments to the Company and the payments by the Company to its suppliers.

Gross profit of $560.4 million in the quarter ended June 30, 2003 reflects an increase of 10% from $509.9 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2003 was 4.88%, as compared to the prior-year percentage of 4.96%. Gross profit of $1,663.0 million in the nine months ended June 30, 2003 reflects an increase of 11% from $1,495.9 million in the prior-year period. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2003 was 4.92% as compared to 5.01% in the prior-year period. The decreases in gross profit percentages in comparison with the prior-year periods reflect declines in both the Pharmaceutical Distribution and PharMerica segments primarily due to changes in customer mix and competitive selling price pressures, offset in part by the positive margin impact resulting from the Company’s recent acquisitions.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $328.3 million in the quarter ended June 30, 2003 reflects an increase of 3% compared to $319.0 million in the prior-year quarter. As a percentage of operating revenue, DSAD&A in the quarter and nine months ended June 30, 2003 was 2.86% and 2.97%, respectively. As a percentage of operating revenue, DSAD&A in the quarter and nine months ended June 30, 2002 was 3.10% and 3.18%, respectively. The decreases in the DSAD&A percentages from the prior-year ratios reflect improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes, operational efficiencies and continued benefits from the merger integration effort.

In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2002, the Company closed seven distribution facilities and has closed additional facilities in fiscal 2003. In addition, one of the seven facility expansions has been completed as of June 30, 2003.

In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, consisting of six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the Merger purchase price allocation. During the nine months ended June 30, 2003, severance accruals of $1.8 million recorded in September 2001 were reversed into income because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company.

During the fiscal year ended September 30, 2002, the Company announced further integration initiatives relating to the closure of Bergen’s repackaging facility and the elimination of certain Bergen administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $19.2 million, which included $15.8 million of severance for approximately 310 employees to be terminated, $1.6 million for lease cancellation costs, and $1.8 million for the write-down of

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

assets related to the facilities to be closed, resulted in additional goodwill being recorded during fiscal 2002. At June 30, 2003, substantially all of the 310 employees have been terminated.

Since September 2002, the Company has announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). As of June 30, 2003, four of these six facilities have been closed. During the nine months ended June 30, 2003, the Company recorded severance expense of $8.2 million and lease cancellation expense of $0.8 million relating to the fiscal 2003 initiatives. Employee severance and lease cancellation expense related to the fiscal 2003 initiatives have been recognized in accordance with the new provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Employee severance costs are generally expensed during the employee service period and lease cancellation and other costs are generally expensed when the Company becomes contractually bound to pay such costs. In future quarters, the Company expects to incur an additional $3.0 million of severance expense relating to the fiscal 2003 initiatives. As of June 30, 2003, approximately 510 employees were provided termination notices as a result of the fiscal 2003 initiatives of which 435 were terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The Company paid a total of $10.4 million for employee severance and lease and contract cancellation costs in the nine months ended June 30, 2003 related to the aforementioned integration plans. Certain employees receive their severance benefits through a lump-sum payment while others receive their benefits over a period of time, generally not to exceed 12 months.

During the three and nine months ended June 30, 2002, the Company expensed approximately $8.1 million and $20.4 million of merger costs, respectively, primarily related to integrating the operations of AmeriSource and Bergen. Such costs were comprised primarily of consulting fees, which amounted to $4.7 million in the quarter and $14.2 million in the nine months. The third quarter merger costs also included a $2.1 million adjustment to the Company’s fourth quarter 2001 charge of $6.5 million relating to the accelerated vesting of AmeriSource stock options. Effective October 1, 2002, the Company converted its merger integration office to an operations management office. Accordingly, the costs of the operations management office are included within distribution, selling and administrative expenses in the Company’s consolidated statements of operations.

Operating income of $228.2 million for the quarter ended June 30, 2003 reflects an increase of 25% from $182.7 million in the prior-year quarter. Special items reduced the Company’s operating income by $3.8 million in the quarter ended June 30, 2003 and by $8.1 million in the prior-year quarter. The Company’s operating income as a percentage of operating revenue was 1.99% in the quarter ended June 30, 2003 in comparison to 1.78% in the prior-year quarter. Operating income of $652.6 million for the nine months ended June 30, 2003 reflects an increase of 24% from $524.8 million in the prior-year period. Special items reduced the Company’s operating income by $6.5 million in the nine months ended June 30, 2003 and by $20.4 million in the prior-year period. The Company’s operating income as a percentage of operating revenue was 1.93% in the nine months ended June 30, 2003 in comparison to 1.76% in the prior-year period. These improvements were primarily due to the lower amount of special items and the aforementioned DSAD&A expense percentage reduction.

During the nine months ended June 30, 2003, the Company recorded equity in losses of affiliates and other of $7.6 million. This amount primarily consisted of a $5.5 million charge relating to the decline in the fair value of its equity investment in a technology company because the decline was judged to be other-than-temporary.

During the three and nine months ended June 30, 2003, the Company recorded a $4.2 million loss resulting from the early retirement of debt (see Note 5).

Interest expense increased 12% in the quarter ended June 30, 2003 to $37.2 million from $33.3 million in the prior-year quarter. Average borrowings, net of invested cash, under the Company’s debt facilities during the quarter ended June 30, 2003 were $2.7 billion as compared to average borrowings, net of invested cash, of $1.8 billion in the prior-year quarter. Average borrowing rates under the Company’s debt facilities decreased to 4.96% in the current quarter from 6.53% in the prior-year quarter. The increase in average borrowings, net of invested cash, was primarily a result of additional merchandise inventories on hand during the quarter ended June 30, 2003 in comparison to the prior-year quarter. Interest expense increased 1% in the nine months ended June 30, 2003 to $110.0 million from $109.1 million in the prior-year period. Average borrowings, net of invested cash, under the Company’s debt facilities during the nine months ended June 30, 2003 were $2.3 billion as compared to average

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

borrowings, net of invested cash, of $2.2 billion in the prior-year period. Average borrowing rates under the Company’s debt facilities decreased to 5.60% in the nine months ended June 30, 2003 from 5.92% in the prior-year period. The decreases in average borrowing rates resulted from lower percentages of fixed-rate debt outstanding to total debt outstanding in the current-year periods in comparison to the respective prior-year periods, as well as lower market interest rates on variable-rate debt.

Income tax expense of $72.6 million and $209.1 million in the quarter and nine months ended June 30, 2003 reflect an effective tax rate of 39.2% and 39.4%, respectively, versus 39.7% in the prior-year respective periods. The tax provision for the quarter and nine months ended June 30, 2003 was computed based on an estimate of the annual effective rate. The Company has been able to lower its effective tax rate during the current fiscal year based on its implementation of certain tax planning strategies.

Net income of $112.5 million for the quarter ended June 30, 2003 reflects an increase of 25% from $90.2 million in the prior-year quarter. Diluted earnings per share of $0.99 in the quarter ended June 30, 2003 reflects a 21% increase as compared to $0.82 per share in the prior-year quarter. Special items and the loss on early retirement of debt had the effect of decreasing net income by $4.9 million and reducing diluted earnings per share by $0.04 for the quarter ended June 30, 2003. Special items had the effect of decreasing net income by $4.9 million and reducing diluted earnings per share by $0.04 for the quarter ended June 30, 2002. Net income of $321.7 million for the nine months ended June 30, 2003 reflects an increase of 29% from $250.0 million in the prior-year period. Diluted earnings per share of $2.85 for the nine months ended June 30, 2003 reflects a 24% increase as compared to $2.30 per share in the prior-year period. Special items and the loss on early retirement of debt had the effect of decreasing net income by $6.5 million and reducing diluted earnings per share by $0.06 for the nine months ended June 30, 2003. Special items had the effect of decreasing net income by $12.3 million and reducing diluted earnings per share by $0.11 for the nine months ended June 30, 2002. The growth in earnings per share was smaller than the growth in net income for the quarter and nine months ended June 30, 2003 due to the issuance of Company common stock in connection with the acquisitions described in Note 2 and in connection with the exercise of stock options.

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $11.3 billion for the quarter ended June 30, 2003 reflects an increase of 12% from $10.1 billion in the prior-year quarter. Operating revenue of $33.2 billion for the nine months ended June 30, 2003 reflects an increase of 13% from $29.4 billion in the prior-year period. The Company’s recent acquisitions contributed less than 0.5% of the segment’s operating revenue growth for the quarter and nine months ended June 30, 2003. During the quarter ended June 30, 2003, 57% of operating revenue was from sales to institutional customers and 43% was from retail customers; this compares to a customer mix in the prior-year quarter of 51% institutional and 49% retail. In comparison with the prior-year results, sales to institutional customers increased 23% for the quarter primarily due to the conversion of over $500 million of bulk delivery business to operating revenue, above market rate growth of the ABSG specialty pharmaceutical business, and higher revenues from customers engaged in the mail order sale of pharmaceuticals. Sales to retail customers were flat versus the prior-year quarter. The growth rate of sales to retail customers has continued to decline during fiscal 2003 primarily due to lower growth trends in the retail market and the below market growth of certain of the Company’s large regional chain customers. Additionally, retail sales in the current quarter were adversely impacted by the loss of a large customer in March 2003. The Company expects the Pharmaceutical Distribution operating revenue growth rate will be 11% to 12% in the fourth quarter of fiscal 2003, and as a result, will approximate 13% for the fiscal year ending September 30, 2003. This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry growth rates, as estimated by industry data firm IMS Healthcare, Inc., are expected to be between 11% and 14% over the next four years. Future operating revenue growth will continue to be driven by industry growth trends, competition within the industry and customer consolidation.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pharmaceutical Distribution gross profit of $431.3 million in the quarter ended June 30, 2003 reflects an increase of 12% from $386.2 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the third quarter of fiscal 2003 was 3.82%, as compared to the prior-year percentage of 3.83%. Pharmaceutical Distribution gross profit of $1,275.9 million in the nine months ended June 30, 2003 reflects an increase of 13% from $1,132.0 million in the prior-year period. As a percentage of operating revenue, gross profit for the nine months ended June 30, 2003 was 3.84%, as compared to the prior-year percentage of 3.85%. The slight declines in gross profit as a percentage of operating revenue were the net result of the negative impact of a change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset primarily by the positive impact of recently-acquired companies, which amounted to 19 and 12 basis points in the quarter and nine months ended June 30, 2003, respectively. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that the inclusion of additional businesses that generate higher margins and that increases in the buy-side component of the gross margin, including manufacturer price increases and negotiated deals, will be available in the future to fully or partially offset the anticipated decline. The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $226.5 million in the quarter ended June 30, 2003 reflect an increase of 4% from $217.0 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the third quarter of fiscal 2003 were 2.01%, as compared to the prior-year percentage of 2.15%. Pharmaceutical Distribution operating expenses of $691.7 million in the nine months ended June 30, 2003 reflect an increase of 7% from $647.4 million in the prior-year period. As a percentage of operating revenue, operating expenses in the nine months ended June 30, 2003 were 2.08%, as compared to the prior-year percentage of 2.20%. The decreases in the expense percentages reflect the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process, the continued emphasis on productivity throughout the Company’s distribution network and a reduction of bad debt expense, offset, in part, by higher expense ratios associated with the Company’s recent acquisitions.

Pharmaceutical Distribution operating income of $204.8 million in the quarter ended June 30, 2003 reflects an increase of 21% from $169.1 million in the prior-year quarter. As a percentage of operating revenue, operating income in the third quarter of fiscal 2003 was 1.81%, as compared to the prior-year percentage of 1.68%. Pharmaceutical Distribution operating income of $584.2 million in the nine months ended June 30, 2003 reflects an increase of 21% from $484.6 million in the prior-year period. As a percentage of operating revenue, operating income in the nine months ended June 30, 2003 was 1.76%, as compared to the prior-year percentage of 1.65%. The improvements over the prior-year percentages were due to reductions in the operating expense ratios in excess of the declines in gross margin, which were partially the result of the Company’s ability to capture synergy cost savings from the Merger. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned or result in the desired cost savings.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PharMerica Segment

PharMerica’s operating revenue increased 7% for the quarter ended June 30, 2003 to $399.9 million compared to $373.8 million in the prior-year quarter. Operating revenue increased 10% for the nine months ended June 30, 2003 to $1,199.8 million compared to $1,089.0 million in the prior-year period. These increases are principally attributable to growth in PharMerica’s workers’ compensation business, which has grown at a faster rate than its long-term care business. During the third quarter of fiscal 2003, the growth rate of the workers’ compensation business has begun to slowdown, partially due to the loss of a significant customer. It is anticipated that the operating revenue growth rate in the fourth quarter of fiscal 2003 will again be impacted by the slowdown in the growth rate of the workers’ compensation business.

PharMerica’s gross profit of $129.1 million for the quarter ended June 30, 2003 increased 4% from gross profit of $123.8 million in the prior-year quarter. PharMerica’s gross profit of $387.1 million for the nine months ended June 30, 2003 increased 6% from gross profit of $363.8 million in the prior-year period. PharMerica’s gross profit margin declined to 32.27% for the quarter ended June 30, 2003 from 33.11% in the prior-year quarter, and to 32.27% for the nine months ended June 30, 2003 from 33.41% in the prior-year period. These decreases are primarily the result of a change in the sales mix, with a greater proportion of PharMerica’s current year revenues coming from its workers’ compensation business, which has lower gross profit margins and lower operating expenses than its long-term care business. In addition, industry competitive pressures continue to adversely affect gross profit margins.

PharMerica’s operating expenses of $101.8 million for the quarter ended June 30, 2003 decreased slightly from $102.0 million in the prior-year quarter. PharMerica’s operating expenses of $312.2 million for the nine months ended June 30, 2003 increased 3% from operating expenses of $303.2 million in the prior-year period. As a percentage of operating revenue, operating expenses were reduced to 25.44% in the quarter ended June 30, 2003 from 27.29% in the prior-year quarter, and to 26.02% in the nine months ended June 30, 2003 from 27.85% in the prior-year period. The percentage reductions were primarily due to the continued improvements in operating practices, the aforementioned shift in customer mix towards the workers’ compensation business and reductions in bad debt expense.

PharMerica’s operating income of $27.3 million for the quarter ended June 30, 2003 increased 26% from operating income of $21.8 million in the prior-year quarter. As a percentage of operating revenue, operating income in the third quarter of fiscal 2003 was 6.83%, as compared to the prior-year percentage of 5.82%. PharMerica’s operating income of $74.9 million for the nine months ended June 30, 2003 increased 24% compared to operating income of $60.6 million in the prior-year period. As a percentage of operating revenue, operating income for the nine months ended June 30, 2003 was 6.25%, as compared to the prior-year percentage of 5.57%. The improvements were due to the aforementioned reductions in the operating expense ratios, which were greater than the reductions in gross profit margin. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at June 30, 2003, including availability under revolving credit facilities and receivables securitization facilities (in thousands):

	Outstanding Balance	Additional Availability

Fixed-Rate Debt:
Bergen 7 1/4% senior notes due 2005	$99,826	$—
8 1/8% senior notes due 2008	500,000	—
7 1/4 % senior notes due 2012	300,000	—
AmeriSource 5% convertible subordinated notes due 2007	300,000	—
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	—
Bergen 7.80% trust preferred securities due 2039	275,792	—
Other	4,654	—

Total fixed-rate debt	1,488,697	—

Variable-Rate Debt:
Term loan facility due 2003 to 2006	255,000	—
Blanco revolving credit facility due 2004	55,000	—
Revolving credit facility due 2006	54,000	883,615
AmeriSource receivables securitization financing due 2004	397,000	—
Bergen receivables securitization financing due 2005	50,000	650,000

Total variable-rate debt	811,000	1,533,615

Total debt, including current portion	$2,299,697	$1,533,615

The Company’s working capital usage fluctuates widely during the year due to seasonal inventory buying requirements and buy-side purchasing opportunities. During the third quarter of fiscal 2003, the Company’s highest utilization was 74% of the $2.1 billion of aggregate availability under its revolving credit facility and receivables securitization facilities, which are described below.

In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the “7 1/4% Notes”). The 7 1/4% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7 1/4% Notes is payable semiannually in arrears, commencing May 15, 2003. The 7 1/4% Notes rank junior to the Senior Credit Agreement (defined below) and equal to the Company’s 8 1/8% senior notes due 2008. The Company used the net proceeds of the 7 1/4% Notes to repay $15 million of the Term Facility (defined below) in December 2002, to repay $150 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003 and to redeem the PharMerica 8 3/8% senior subordinated notes due 2008, at a redemption price equal to 104.19% of the $123.5 million principal amount, in April 2003. The cost of the redemption premium is reflected in the Company’s consolidated statements of operations for the three and nine months ended June 30, 2003 as a loss on the early retirement of debt. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $5.5 million of costs which were deferred and are being amortized over the ten-year term of the notes.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled principal payments on a quarterly basis that began on December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The first three scheduled term loan payments were made in fiscal 2003. There was $54.0 million outstanding under the Revolving Facility at June 30, 2003. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. In April 2003, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Senior Credit Agreement, interest on borrowings since April 2003 have accrued at lower rates. At June 30, 2003, the rate was 1.25% over LIBOR or .25% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.4 million at June 30, 2003). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company’s debt ratings ranging from .25% to .50% of the unused availability. In April 2003, the rate was revised to .300% from .375% resulting from the Company’s improved debt rating. At June 30, 2003, the rate was ..300%. The Senior Credit Agreement contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. The Company can choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables which were previously sold into the AmeriSource and Bergen receivables securitization facilities and currently are sold into the ABC securitization facility (all as described below), collateralize the Senior Credit Agreement.

At June 30, 2003, there was $397 million outstanding under the AmeriSource $400 million receivables securitization facility. The facility had an expiration date of May 2004 and interest rates were based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. In order to borrow available amounts under this securitization facility, a back-up 364-day liquidity facility was required to be in place. The liquidity facility in place at June 30, 2003, which originally was scheduled to expire in May 2003, was extended to July 31, 2003. At June 30, 2003, there was $50 million outstanding under the Bergen receivables securitization facility, which had an expiration date of December 2005, and under which interest rates were based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points. In December 2002, the Company obtained an increase to its availability under the Bergen receivables securitization facility up to $700 million through December 2003 to fund discretionary inventory buying opportunities.

In July 2003, the Company entered into a new $1.05 billion receivables securitization facility (“ABC Securitization Facility”) and terminated the existing AmeriSource and Bergen securitization facilities. In connection with the ABC Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to a wholly-owned special purpose entity (“ARFC”), which in turn sells a percentage ownership interest in the receivables to commercial paper conduits and/or financial institutions related to such commercial paper conduits. ABDC is the servicer of the accounts receivable under the ABC Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. Under the terms of the ABC Securitization Facility, a $550 million tranche has an expiration date of July 2006 and a $500 million tranche expires in 364 days. The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points for the three-year tranche and 45 basis points for the 364-day tranche. The Company is required to pay a commitment fee of 30 basis points and 25 basis points on any unused credit with respect to the three-year tranche and the 364-day tranche, respectively. The program and commitment fee rates will vary based on the Company’s debt ratings. Future borrowings and payments under the ABC Securitization Facility will be applied on a pro-rata basis to the $550 million and $500 million tranches. In connection with entering into the ABC Securitization Facility, the Company incurred approximately $2.3 million of costs that will be deferred and amortized over the life of the ABC Securitization Facility. The receivables securitization facilities represent financing vehicles utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At June 30, 2003, the Company had approximately $1.5 billion of fixed-rate debt with a weighted average interest rate of 7.2% and $811.0 million of variable-rate debt with a weighted average interest rate of 2.2%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at June 30, 2003. For every $100 million of unhedged variable-rate debt outstanding, a 22 basis-point increase in interest rates (one-tenth of the average variable rate at June 30, 2003) would increase the Company’s annual interest expense by $0.22 million.

The Company’s operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt and the payment of interest on outstanding debt. The Company’s primary ongoing cash requirements will be to finance working capital, fund the repayment of debt and the payment of interest on debt, finance Merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at June 30, 2003 (in thousands):

	Payments Due by Period

	Total	Within 1 year	1-3 years	4-5 years	After 5 years

Debt	$2,324,079	$512,907	$321,424	$380,424	$1,109,324
Operating Leases	170,212	49,475	68,928	29,678	22,131
Other Commitments	52,619	49,347	1,700	1,572	—

Total	$2,546,910	$611,729	$392,052	$411,674	$1,131,455

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen’s obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

In addition, $397 million of borrowings outstanding under the AmeriSource securitization facility and the $55 million Blanco revolving credit facility, both of which expire in May 2004, are included in the “Within 1 year” column in the above repayment table. However, these borrowings are not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2003 because the Company has the ability and intent to refinance them on a long-term basis. As noted above, the Company entered into a new $1.05 billion receivables securitization facility in July 2003. Additionally, borrowings under the Blanco facility are secured by a standby letter of credit under the Senior Credit Agreement, and therefore the Company is effectively financing this debt on a long-term basis through that arrangement.

Other Commitments include a future minimum payment of $6.2 million, as described in Note 2 to the Company’s consolidated financial statements, relating to the Company’s acquisition of a physician management consulting company. In April 2003, the Company paid $18.5 million of the total $24.7 million due for an additional 40% equity interest, with the remainder to be paid subject to the satisfactory completion of an audit. The Company currently expects to pay between $70 million and $80 million during fiscal years 2003 through 2005, of which $40 million to $50 million is contingent upon the entity’s ability to achieve defined earnings targets, for its 100% equity ownership in the entity. Contingent payments relating to this acquisition, as well as any other contingent payments outstanding, are not reflected in the above table.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In connection with its merger integration plans, the Company intends to build six new distribution facilities and expand seven others, one of which is complete, over the next three to four years. The Company has begun to enter into commitments relating to site selection, purchase of land, design and construction of the new facilities on a turnkey basis with a construction development company. As of June 30, 2003, the Company has entered into $42.4 million of commitments primarily relating to the construction of two new facilities. In July 2003, the Company entered into an additional commitment for another facility totaling $22.7 million. The Company will take ownership of and make payment on each new facility as the developer substantially completes construction. As of June 30, 2003, the developer has incurred $11.9 million relating to the construction of the new facilities. The facility commitments entered into as of June 30, 2003 are included in Other Commitments in the above table. In December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for one of the facilities; this obligation is reflected in Operating Leases in the above table.

During the nine months ended June 30, 2003, the Company’s operating activities used $792.4 million of cash. Cash used in operations during the nine months ended June 30, 2003 was principally the result of a $1,274.0 million increase in merchandise inventories and a $249.4 million increase in accounts receivable offset, in part, by net income of $321.7 million, a $232.1 million increase in accounts payable, accrued expenses and income taxes, and non-cash items of $166.7 million. The increase in merchandise inventories reflects inventory required to support the revenue increase and inventory purchased to take advantage of buy-side gross profit opportunities including opportunities associated with manufacturer price increases and negotiated deals. The Company also held certain duplicative inventories resulting from its distribution facilities consolidation program during the period. Accounts receivable increased by 11%, excluding changes in the allowance for doubtful accounts and customer additions due to acquired companies, in comparison to the 13% increase in operating revenues. Days sales outstanding for the Pharmaceutical Distribution segment increased slightly to 16.9 days in the nine months ended June 30, 2003 from 16.5 days in the prior-year period primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the core distribution business. Days sales outstanding for the PharMerica segment improved to 39.8 days in the nine months ended June 30, 2003 from 43.6 days in the prior-year period as a result of the continued improvements in centralized billing and collection practices. The $220.3 million increase in accounts payable was primarily due to the merchandise inventory increase. Non-cash items of $166.7 million included $66.0 million of deferred income taxes. The tax planning strategies implemented by the Company has enabled the Company to lower its current tax payments and liability while increasing its deferred taxes during the nine months ended June 30, 2003. Operating cash uses during the nine months ended June 30, 2003 included $101.8 million in interest payments and $79.6 million of income tax payments, net of refunds. The Company has historically generated its most significant cash flow from operating activities during the last quarter of its fiscal year. It is anticipated that cash to be provided by operations in the fourth quarter of fiscal 2003 will more than offset the cash used in operating activities during the nine months ended June 30, 2003, however, buy-side purchasing opportunities could impact this expectation.

During the nine months ended June 30, 2002, the Company’s operating activities generated $116.4 million in cash. This positive operating cash flow was the result of $250.0 million of net income and $103.5 million of non-cash items affecting net income offset, in part, by an increase in merchandise inventories of $117.6 million, a decrease in accounts payable, accrued expenses and income taxes of $91.9 million and an increase in accounts receivable of $26.3 million. The increase in merchandise inventories reflects inventory required to support the strong revenue increase, as well as inventory purchased to take advantage of buy-side gross profit opportunities including manufacturer price increases and negotiated deals. Accounts receivable were slightly lower at June 30, 2002 than at September 30, 2001, despite higher revenues in the third quarter of fiscal 2002 than in the fourth quarter of fiscal 2001, primarily due to lower days sales outstanding in both the Pharmaceutical Distribution and PharMerica segments as a result of continued emphasis on receivable management at the local level. Operating cash uses during the nine months ended June 30, 2002 included $84.0 million in interest payments and $88.8 million in income tax payments, net of refunds.

Capital expenditures for the nine months ended June 30, 2003 were $50.9 million and related principally to investments in warehouse improvements, information technology and warehouse automation. The level of capital expenditures is expected to increase during the fourth quarter due to significant scheduled payments related to the new distribution facilities. The Company estimates that it will spend approximately $80 million to $100 million for capital expenditures during fiscal year 2003.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital expenditures for the nine months ended June 30, 2002 were $40.6 million and related principally to investments in warehouse improvements, information technology and warehouse automation.

On June 24, 2003, the Company acquired Anderson Packaging Inc., (“Anderson”), a leading provider of physician and retail contracted packaging services to pharmaceutical manufacturers. The purchase price was approximately $100.1 million, which includes the repayment of Anderson debt of $13.8 million and $0.8 million of transaction costs associated with the acquisition. The Company paid part of the purchase price by issuing 814,145 shares of Common Stock, as set forth in the acquisition agreement, with an aggregate market value of $55.6 million. The Company paid the remaining purchase price, which was approximately $44.5 million, in cash. On January 17, 2003, the Company acquired US Bioservices Corporation (“US Bio”), a national pharmaceutical products and services provider focused on the management of high-cost complex therapies and reimbursement support for a total base purchase price of $160.2 million, which includes the repayment of US Bio debt of $14.8 million and $1.5 million of transaction costs associated with this acquisition. The Company paid part of the base purchase price by issuing 2,399,091 shares of Common Stock, as set forth in the acquisition agreement, with an aggregate market value of $131.0 million. The Company paid the remaining $29.2 million of the base purchase price in cash. On January 3, 2003, the Company acquired Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, to enhance the Company’s offerings in the pharmaceutical supply chain for a total base purchase price of $28.4 million, which includes $0.7 million of transaction costs associated with this acquisition. The Company paid part of the base purchase price by issuing 401,780 shares of Common Stock with an aggregate market value of $22.9 million and the remaining base purchase price was paid with $5.5 million of cash. The Company also used cash of $21.5 million to purchase an additional equity interest in a physician management consulting company, as described above, and three other smaller companies related to the Pharmaceutical Distribution segment.

During the nine months ended June 30, 2002, the Company used cash of $17.6 million to acquire businesses or purchase additional equity interests in businesses related to the Pharmaceutical Distribution segment.

During the nine months ended June 30, 2003, the Company had net borrowings of $54.0 million and $447.0 million on its revolving credit facility and its securitization facilities, respectively, principally to meet seasonal working capital requirements, as described above. In November 2002, the Company issued the aforementioned $300 million of 7 1/4% Notes. The Company used the net proceeds of the 7 1/4% Notes to repay $15 million of the term loan in December 2002, to repay $150 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003 and redeem the PharMerica 8 3/8% senior subordinated notes due 2008 at a redemption price equal to 104.19% of the $123.5 million principal amount, in April 2003. In each of March and June 2003, the Company repaid an additional $15.0 million of the Term Facility, as scheduled.

During the nine months ended June 30, 2002, the Company made net repayments of $37.0 million on its receivables securitization facilities. The Company repaid debt of $23.1 million during the nine-month period, principally consisting of $20.6 million for the retirement of Bergen’s 7% debentures pursuant to a tender offer that was required as a result of the Merger.

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Issued Financial Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of accounting for stock-based compensation. As required, the Company adopted the disclosure provisions of this standard.

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits and other aspects of the merger between AmeriSource Health Corporation and Bergen Brunswig Corporation. Various factors, including competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies, customer insolvencies, the loss of one or more key customer or supplier relationships, changes in the level or scope of government reimbursement for medical care and pharmaceutical products, changes in U.S. Government policies, or other regulatory changes, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and elsewhere in this report.

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14(c) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures are effective for their intended purposes as of the end of the period covered by this report. There have been no significant changes in the Company’s internal controls or in those factors that could significantly affect those controls since the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 2.      Changes in Securities and Use of Proceeds

On May 21, 2003, the Company agreed to acquire Anderson Packaging, Inc. (“Anderson”) and, in connection therewith, undertook an offer and sale of 814,145 shares of Common Stock to the then stockholders of Anderson. The Company effected the offer and sale of the shares of Common Stock without registration in accordance with Regulation D under the Securities Act of 1933 (“1933 Act”) and in reliance on the private placement exemption afforded by Section 4(2) of the 1933 Act. The Company subsequently filed a registration statement on Form S-3 to register such shares for resale by the recipients thereof. Such registration statement was declared effective by the Securities and Exchange Commission on June 24, 2003. The Company effected the issuance of the shares on June 24, 2003, in connection with the completion of its acquisition of Anderson.

ITEM 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)	During the fiscal quarter ended June 30, 2003, the Company filed the following Current Reports on Form 8-K:

On April 24, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company announced its earnings for the fiscal quarter ended March 31, 2003.

On May 22, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company had announced the signing of a definitive agreement to purchase Anderson Packaging, Inc.

On June 24, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company closed the acquisition of Anderson Packaging, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION
By	/s/ R. DAVID YOST

R. David Yost Chief Executive Officer

By	/s/ MICHAEL D. DICANDILO

Michael D. DiCandilo Senior Vice President and Chief Financial Officer

August 13, 2003