Form 10-K
period 2003-09-30
AMERISOURCEBERGEN CORP
filed 2003-12-19
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

AMERISOURCEBERGEN CORPORATION

(Exact name of registrant as specified in its charter)

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.
1-16671	AmerisourceBergen Corporation (a Delaware Corporation) 1300 Morris Drive Chesterbrook, PA 19087 (610) 727-7000	23-3079390

Securities Registered Pursuant to Section 12(b) of the Act:	AmerisourceBergen Corporation: None

Securities Registered Pursuant to Section 12(g) of the Act:	AmerisourceBergen Corporation: Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2003, based upon the closing price of such stock on the New York Stock Exchange on March 31, 2003, was $5,674,495,418.

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of December 1, 2003 was 112,137,461.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III - Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

AmerisourceBergen Corporation (“AmerisourceBergen” or the “Company”) is a leading wholesale distributor of pharmaceutical products and furnishes related services to healthcare providers and pharmaceutical manufacturers. We also provide pharmaceuticals to long-term care, workers’ compensation and specialty drug patients. We distribute a full line of brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a wide variety of healthcare providers located throughout the Untied States, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, physicians, clinics and other alternate site facilities, and skilled nursing and assisted living centers. We furnish healthcare providers and pharmaceutical manufacturers with an assortment of services, including pharmacy automation, bedside medication safety software, pharmaceutical packaging solutions, reimbursement and pharmaceutical consulting services, logistics services, and physician education, all of which are designed to reduce costs and improve patient outcomes.

Industry Overview

We have benefited from the significant growth of the pharmaceutical industry in the United States. According to IMS Healthcare, Inc., an independent third party provider of information to the pharmaceutical and healthcare industry, industry sales grew from approximately $73 billion in 1995 to an estimated $203 billion in 2003 and are expected to grow to at least $250 billion in 2005.

The factors contributing to the growth of the pharmaceutical industry in the United States, and other favorable industry trends, include:

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

Introduction of New Pharmaceuticals. Traditional research and development, as well as the advent of new research, production and delivery methods, such as biotechnology and gene research and therapy, continue to generate new compounds and delivery methods that are more effective in treating diseases. These compounds have been responsible for significant increases in pharmaceutical sales. We believe ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry.

Increased Use of Outpatient Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe drug therapy has had a beneficial impact on overall healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for approximately 10% of overall healthcare costs. Pharmaceutical manufacturers’ emphasis on research and development is expected to continue the introduction of cost-effective drug therapies.

Rising Pharmaceutical Prices. Consistent with historical trends, we believe pharmaceutical price increases will continue to equal or exceed the overall Consumer Price Index. We believe these increases will be due in large part to the relatively inelastic demand in the face of higher prices charged for patented drugs as pharmaceutical manufacturers have attempted to recoup costs associated with the development, clinical testing and U.S. Food and Drug Administration (“FDA”) approval of new products.

Expiration of Patents for Brand Name Pharmaceuticals. A significant number of patents for widely-used brand name pharmaceutical products will expire during the next several years. These products are expected to be marketed by generic pharmaceutical manufacturers and distributed by us. We consider this a favorable trend because generic products have historically provided a greater gross profit margin opportunity than brand name products.

The Company

AmerisourceBergen was formed in connection with the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”), which was consummated in August 2001 (the “Merger”). As a result of the Merger, we are the largest pharmaceutical services company in the United States that is dedicated solely to the pharmaceutical supply channel.

We currently serve our customers, primarily healthcare providers and pharmaceutical manufacturers as well as patients, throughout the United States and Puerto Rico through a geographically diverse network of distribution and service centers. We typically are the primary source of supply for pharmaceutical and related products to our healthcare providers and certain patients. We offer a broad range of solutions to our customers designed to enhance the efficiency and effectiveness of their operations, allowing them to improve the delivery of healthcare to patients and consumers and to lower overall costs in the pharmaceutical supply channel.

Strategy

Our business strategy is anchored in national pharmaceutical distribution and services, reinforced by the value-added healthcare solutions we provide healthcare providers and pharmaceutical manufacturers. This focused strategy has significantly expanded our businesses and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

•	Continue Growth in Existing Markets. We believe we are well-positioned to continue to grow in our existing markets by: (i) providing superior distribution services to our customers, which is reflected in the high rankings we have achieved in healthcare provider surveys; (ii) delivering value-added solutions which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, allowing the pharmaceutical supply channel to better deliver healthcare to patients and consumers; (iii) maintaining our low-cost operating structure to ensure that our services are priced competitively in the marketplace; and (iv) maintaining our decentralized operating structure to respond to customers’ needs more quickly and efficiently.

•	Expand Growth Opportunities through Healthcare Solutions for Healthcare Providers. We are continually enhancing our services and solutions designed to enable healthcare providers to improve sales and compete more effectively. These solutions also increase customer loyalty and strengthen our overall role in the pharmaceutical supply channel. Our healthcare solutions for these customers include: iECHO®, our proprietary internet-based ordering system; Family Pharmacy® and Good Neighbor Pharmacy®, which enable independent community pharmacies and small chain drugstores to compete more effectively through access to pharmaceutical benefit and merchandising programs, disease management services and pharmaceutical care programs, and best-priced generic product purchasing services; Rita Ann, our cosmetics distributor; Pharmacy Healthcare Solutions, which provides hospital pharmacy consulting designed to improve operational efficiencies; AmerisourceBergen Specialty Group, which delivers a comprehensive supply of disease-state-based products in oncology, nephrology, vaccines, injectables and plasma to a variety of healthcare providers; AutoMed Technologies, which provides automated pharmacy dispensing equipment; and American Health Packaging, which delivers unit dose, punch card and unit-of-use packaging for institutional and retail pharmacy customers. We also have pursued enhancements to our services and programs through acquisitions, such as:

•	Bridge Medical, Inc. In January 2003, we acquired Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, to enhance our offerings in the pharmaceutical supply channel, for approximately $28 million.

•	Expand Growth Opportunities through Healthcare Solutions for Pharmaceutical Manufacturers. We have been developing solutions for manufacturers to improve the efficiency of the healthcare supply channel. Programs for pharmaceutical manufacturers such as assistance with rapid new product launches, promotional and marketing services to accelerate product sales, custom packaging, product data reporting, logistical support, reimbursement consulting and physician education are examples of value-added solutions we currently offer through AmerisourceBergen Specialty Group, American Health Packaging, and other AmerisourceBergen companies. We believe these services will continue to expand, further contributing to our revenue and income growth. We also have pursued enhancements to our position in the pharmaceutical supply channel through acquisitions, including the following:

•	US Bioservices Corporation. In January 2003, we acquired US Bioservices Corporation (“US Bioservices”), a national pharmaceutical services provider focused on the management of high-cost complex therapies and reimbursement support, to expand our manufacturer service offerings within the specialty pharmaceutical business for approximately $160 million.

•	Physician Education and Management Consulting Company. In April 2003, we increased our equity ownership to 60% in a physician education and management consulting company for approximately $25 million. We intend to acquire the remaining 40% equity interest in fiscal 2004. Currently, this company is principally engaged in providing educational seminars on behalf of pharmaceutical manufacturers.

•	Anderson Packaging Inc. In June 2003, we acquired Anderson Packaging Inc. (“Anderson”), a leading provider of physician and retail contracted packaging services to pharmaceutical manufacturers, to expand the Company’s packaging capabilities, for approximately $100 million.

•	Improve Operating and Capital Efficiencies. We believe we have one of the lowest cost operating structures among our major national competitors. We developed merger integration plans in fiscal 2001 to consolidate our existing distribution facility network and establish new, more efficient distribution centers. Specifically, our plan, called the Optimiz program, consists of reducing the distribution facility network from a total of 51 facilities to 30 facilities in the next three to four years. We plan to accomplish this by building six new facilities, expanding seven facilities, closing 27 facilities and implementing a new warehouse operating system. During fiscal 2003, we began construction activities on three of our new facilities. Additionally, two of our facility expansions were completed. During fiscal 2003 and 2002, we closed six and seven facilities, respectively. We anticipate closing three additional facilities in fiscal 2004. We continue to reduce operating expenses as a percentage of revenue by eliminating duplicate administrative functions. These measures have been designed to reduce operating costs, provide greater access to financing sources and reduce our cost of capital. In addition, we believe we will continue to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility.

Operations

Operating Structure. We operate in two segments, Pharmaceutical Distribution and PharMerica.

Pharmaceutical Distribution. The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Corporation (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”). ABDC includes our full-service wholesale pharmaceutical distribution and other healthcare related businesses throughout the United States and Puerto Rico. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, alternate care and mail order facilities, and independent and chain retail pharmacies. ABDC also provides a variety of products and services to its customers and pharmaceutical and other healthcare product manufacturers, including promotional, packaging, inventory management, pharmacy automation, bedside medication safety software and information services. These products and services are provided by ABDC directly and through its subsidiaries and affiliates, including American Health Packaging, Anderson Packaging, AutoMed Technologies, Bridge Medical and Pharmacy Healthcare Solutions. ABSG sells specialty pharmaceutical products and services to physicians, clinics, patients and other providers primarily in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics, reimbursement consulting services, physician education consulting and other services to pharmaceutical manufacturers.

Our wholesale drug distribution business is currently organized into five regions across the United States. Unlike our more centralized competitors, we are structured as an organization of locally managed profit centers. We believe that the delivery of healthcare is local and, therefore, the management of each distribution facility has responsibility for its own customer service and financial performance. These facilities utilize the Company’s corporate staff for national/regional account management, marketing, data processing, financial, procurement, human resources, legal and executive management resources, and corporate coordination of asset and working capital management.

PharMerica. PharMerica is a leading national provider of institutional pharmacy products and services to patients in long-term care and alternate care settings, including skilled nursing facilities, assisted living facilities and residential living communities. PharMerica also provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors.

PharMerica’s institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the distribution of those products to residents in long-term care and alternate care facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as PharMerica, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. PharMerica’s pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, PharMerica provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services.

PharMerica’s network of 125 pharmacies, which includes pharmacies at customer sites, covers a geographic area that includes over 90% of the nation’s institutional/long-term care beds. Each PharMerica pharmacy typically serves customers within a 100-mile radius. PharMerica’s workers’ compensation business provides pharmaceutical claims administration and mail order distribution. PharMerica’s services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor’s administrative costs.

Sales and Marketing. Our wholesale drug distribution business has approximately 360 sales professionals organized regionally and specialized by customer type. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. Our corporate marketing department designs and develops an array of AmerisourceBergen value-added healthcare provider solutions. Tailored to specific groups, these programs can be further customized at the distribution facility level to adapt to local market conditions. Corporate sales and marketing also serves national account customers through close coordination with local distribution centers. Additionally, ABSG, PharMerica and substantially all of the other AmerisourceBergen companies each has an independent sales force that specializes in its respective product and service offerings.

Facilities. Each of our distribution facilities carries an inventory suited to the needs of the local market. The efficient distribution of small orders is possible through the extensive use of automation and modern warehouse techniques. These include computerized warehouse product location, routing and inventory replenishment systems, gravity-flow racking, mechanized order selection and efficient truck loading and routing. We typically deliver our products on a daily basis mainly by using contract carriers. Night product picking operations in our distribution facilities have further reduced delivery time. Orders are generally delivered in less than 24 hours.

The following table presents certain information regarding our full-service wholesale pharmaceutical distribution centers for fiscal years 2003 and 2002 and AmeriSource and Bergen pharmaceutical distribution centers on a pro forma combined basis for fiscal years 1999 through 2001:

	Fiscal year ended September 30,
(dollars in millions; square feet in thousands)	2003	2002	2001	2000	1999
Operating revenue	$40,875	$36,981	$31,779	$28,165	$24,340
Number of Rx distribution facilities	38	44	51	54	55
Average operating revenue/ Rx distribution facility	$1,076	$840	$623	$522	$443
Total square feet (Rx distribution facilities)	4,912	5,219	5,599	5,736	5,765
Average revenue/square foot (in whole dollars) (Rx distribution facilities)	$8,322	$7,086	$5,676	$4,910	$4,222

Customers and Markets. We have a diverse customer base that includes institutional and retail healthcare providers and pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term and alternate care facilities and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our customers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, allowing them to improve the delivery of healthcare to patients and consumers. During fiscal 2003, operating revenue for our Pharmaceutical Distribution segment was comprised of a sales mix of 56% institutional and 44% retail.

Sales to the federal government (including sales under separate contracts with different departments and agencies of the federal government) represented 9% of our operating revenue in fiscal 2003. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which represents multiple healthcare providers. Loss of a major federal government customer or a GPO relationship could lead to a significant reduction in revenue, as could the loss of one or more of our significant individual customers. However, other than the federal government, we have no individual customer that accounted for more than 5% of our fiscal 2003 operating revenue. Including the federal government, our top ten customers represented approximately 36% of operating revenue during fiscal 2003. Revenues generated from sales to Medco Health Solutions, Inc. accounted for 98% of bulk deliveries to customer warehouses and 12% of total revenues during fiscal 2003.

Suppliers. We obtain pharmaceutical and other products primarily from manufacturers, none of which accounted for more than approximately 9% of our purchases in fiscal 2003. The loss of certain suppliers could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally good. The five largest suppliers in fiscal 2003 accounted for approximately 36% of purchases. We seek to maintain our product inventories at levels that are sufficient to fulfill our service level commitments under our distribution contracts with customers. Product allocations by manufacturers or other efforts by manufacturers, including the imposition of inventory management agreements, may affect our ability to fulfill our customer commitments. We generally have not experienced difficulty in purchasing desired products from our suppliers in the past. However, we expect to face increasing efforts by pharmaceutical manufacturers to control the pharmaceutical supply channel (see Certain Risk Factors below). Our business could be adversely affected by such efforts. Supplier relationships help us to generate gross profit in several ways, including cash discounts for prompt payments, inventory buying opportunities, rebates, vendor program arrangements, negotiated deals and other promotional opportunities. In the future, suppliers may not continue to offer such programs or opportunities in the same form or at the current levels.

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

We operate our full-service wholesale pharmaceutical distribution facilities on two different centralized management information systems. One is the former AmeriSource system and the other is the former Bergen system. We continue to integrate the systems, while maintaining our customers’ access through either order-entry system.

We plan to continue to make system investments to further improve our information capabilities and meet our customer and operational needs. We continue to expand our electronic interface with our suppliers and currently process a substantial portion of our purchase orders, invoices and payments electronically. We are implementing a new warehouse operating system which is expected to improve our productivity and operating leverage. During fiscal 2003, three of our distribution facilities have successfully implemented the new warehouse operating system.

Competition

We face a highly competitive environment in the wholesale distribution of pharmaceuticals and related healthcare solutions. We compete with both national and regional distributors. Our national competitors include Cardinal Health, Inc. and McKesson Corporation. In addition, we compete with local distributors, direct-selling manufacturers, warehousing chain drugstores and other specialty distributors. Competitive factors include price, value-added service programs, product offerings, service and delivery, credit terms, and customer support.

PharMerica’s competitors principally include national institutional pharmacies such as Omnicare, NeighborCare and Kindred Healthcare, as well as smaller regional pharmacies that specialize in long-term care. We believe that the competitive factors most important in PharMerica’s lines of business are quality and range of service offered, pricing, reputation with referral sources, ease of doing business with the provider, and the ability to develop and maintain relationships with referral sources. One of PharMerica’s national competitors is significantly larger than PharMerica. In addition, there are relatively few barriers to entry in the local markets served by PharMerica and it may encounter substantial competition from local market entrants. PharMerica competes with numerous billing companies in connection with the portion of its business that electronically adjudicates workers’ compensation claims for payors.

Intellectual Property

We use a number of trademarks and service marks in the course of our business. All of the principal trademarks and service marks used in the course of our business have been registered in the United States or are the subject of pending applications for registration.

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

Employees

As of September 30, 2003, we employed approximately 14,800 persons, of which approximately 13,600 were full-time employees. Approximately 6% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

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

We and/or our customers are subject to fraud and abuse laws which preclude, among other things, (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid and (b) physicians from making referrals to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. The operations of PharMerica and ABSG are particularly subject to these laws and regulations, as are certain other aspects of our Pharmaceutical Distribution operations.

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

PharMerica’s reimbursements for pharmaceuticals provided under state Medicaid programs are also subject to government regulations. Over the last three years, state Medicaid programs have lowered reimbursement through a variety of mechanisms, principally reductions in Average Wholesale Price (AWP) levels, expansion of Federal Upper Limit (FUL) pricing, and general reductions in contract payment methodology to pharmacies. It is expected that such lower reimbursement will continue into future years.

Recently publicized incidents in which counterfeit, adulterated and/or mislabeled pharmaceutical drugs have passed through the pharmaceutical supply channel have given rise to the proposal in a number of states and the adoption in some states, including Florida, of laws and regulations that are intended to protect the integrity of the supply channel. These laws and regulations will likely increase the overall regulatory burden and costs associated with our pharmaceutical distribution business.

In November 2003, Federal legislation was enacted that is intended to give Medicare beneficiaries a prescription drug benefit in 2006 and some form of drug discounts prior to 2006. We cannot predict at this time how the eventual implementation of this legislation will affect the pharmaceutical and healthcare industry or our pharmaceutical distribution business.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intensive scrutiny and subject to fundamental changes. We cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on us.

Health Information Practices

The Health Information Portability and Accountability Act of 1996 (“HIPAA”) and the regulations promulgated thereunder by the U.S. Department of Health and Human Services set forth health information standards in order to protect security and privacy in the exchange of individually identifiable health information. Significant criminal and civil penalties may be imposed for violation of these standards. We have implemented a HIPAA compliance program to facilitate our ongoing effort to comply with the HIPAA Regulations.

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

Competitive pressures have contributed to a decline in our pharmaceutical distribution segment gross profit margins on operating revenue from 4.7% on a combined basis in fiscal 1997 to 3.9% in fiscal 2003. This trend may continue and our business could be adversely affected as a result.

The changing United States healthcare environment may impact our revenue and income.

Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care, cuts in Medicare funding affecting our healthcare provider customer base, consolidation of competitors, suppliers and customers, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our income. Federal legislation was recently enacted giving Medicare beneficiaries a prescription drug benefit in 2006 and drug discounts prior to 2006. Although the implementation details of this legislation are not known at this time, this legislation eventually could have an adverse effect on our revenue and income.

We may not realize all of the anticipated benefits of enhancing our distribution network.

As a result of the Merger, we implemented our Optimiz program, through which we will consolidate our distribution facilities from 51 to 30 and implement new warehouse information technology systems. The program is designed to focus capacity on growing markets, significantly increase warehouse efficiencies and streamline our transportation activities. Our plan is to have a distribution facility network consisting of 30 facilities within the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2003, the Company began construction activities on three of its new facilities. In addition, two of the seven facility expansions were completed in fiscal 2003. During fiscal 2003 and 2002, the Company closed six and seven distribution facilities, respectively. The Company anticipates closing three additional facilities in fiscal 2004. We believe our enhanced distribution network will result in the lowest costs in pharmaceutical distribution and the highest accuracy and speed of customer order fulfillment. We may not realize all of the anticipated benefits of enhancing our distribution network if we experience delays in building the new facilities, experience delays in expanding facilities, experience delays in facility closings or incur significant cost overruns associated with the program, or if the new warehouse information technology systems do not function as planned.

Increasing efforts by pharmaceutical manufacturers to control the pharmaceutical supply channel may reduce our profitability.

We generally seek to maintain product inventories at levels that are sufficient to fulfill our service level commitments under distribution contracts with customers. However, we have been able to lower our overall cost of goods and increase our profit margins by purchasing surplus inventory from pharmaceutical manufacturers in advance of anticipated price increases and by purchasing surplus inventory from secondary source suppliers (which are licensed suppliers of pharmaceuticals other than the manufacturers) at prices lower than those available to us directly from the manufacturers. Pharmaceutical manufacturers have become aggressive in undertaking efforts to reduce our ability to lower our overall costs of goods below the pricing levels established for us by the manufacturers. We have encountered increasing efforts by pharmaceutical manufacturers to control the supply channel. Such efforts, if accepted by us or if otherwise successful, may have the effect of reducing our profitability.

Increasing governmental efforts to regulate the pharmaceutical supply channel may reduce our profitability.

The healthcare industry is highly regulated at the local, state and federal level. Consequently, we are subject to the risk of changes in various local, state and federal laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. Recently publicized incidents in which counterfeit, adulterated and/or mislabeled drugs have passed through the pharmaceutical supply channel have given rise to the proposal in a number of states and the adoption in some states, including Florida, of laws and regulations that are intended to protect the integrity of the supply channel but that also may restrict our ability to purchase drugs from sources other than pharmaceutical manufacturers and a very limited group of authorized distributors.

We have been able to lower our overall cost of goods and increase our profit margins by purchasing surplus inventory from secondary source suppliers (which are licensed suppliers of pharmaceuticals other than the manufacturers) at prices lower than those available to us directly from the manufacturers. Laws and regulations that have the effect of restricting our ability to engage in secondary source purchasing also may have the effect of reducing our profitability. We have announced our support of possible FDA regulations that effectively would limit the pharmaceutical supply channel to manufacturers and a limited group of distributors (which would include us and our national competitors, among others) and would diminish greatly, if not eliminate, any opportunities for us to increase our income through secondary source purchasing.

Our operating revenue and profitability may suffer upon the loss of a significant customer.

Sales to the federal government (including sales under separate contracts with different departments and agencies of the federal government) represented 9% of our operating revenue in fiscal 2003. Sales under our distribution agreement with the United States Department of Veterans Affairs (the “VA”) represented approximately 80% of federal government sales during fiscal 2003. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which represents multiple healthcare providers. Other than the federal government, we have no individual customer that accounted for more than 5% of our fiscal 2003 operating revenue. Including the federal government, our top ten customers represented approximately 36% of operating revenue during fiscal 2003.

Loss of a major federal government customer (such as the VA) or a GPO relationship could lead to a significant reduction in revenue, as could the loss of one or more of our significant individual customers. Our existing agreement with the VA terminates in early calendar 2004. We currently are awaiting the VA’s decision as to whether we will be selected to continue as its primary drug distributor or whether one of our competitors will be selected to replace us, in whole or in part.

If we fail to comply with extensive laws and regulations in respect of healthcare fraud, we could suffer penalties or be required to make significant changes to our operations.

We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting the Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse which, among other things, (i) preclude persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. While we believe that we are in material compliance with all applicable laws, many of the regulations applicable to us, including those relating to marketing incentives offered by pharmaceutical suppliers, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Our operating results and/or financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect.

We expect to continue to acquire companies as an element of our growth strategy. Acquisitions are among the ways we seek to expand our presence in strategically important markets and to expand the breadth and scope of our ancillary business and service offerings. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, many of which will not be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.

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

Available Information

For more information about us, visit our website at www.amerisourcebergen.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q and 8-K, any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

As of September 30, 2003, we conducted our business from office and operating facilities at owned and leased locations throughout the United States and Puerto Rico. In the aggregate, our facilities occupy approximately 7.3 million square feet of office and warehouse space which is either owned or leased under agreements which expire through 2013.

Our 38 full-service wholesale pharmaceutical distribution facilities range in size from approximately 39,000 square feet to 231,500 square feet, with an aggregate of approximately 4.9 million square feet. When complete, our six new distribution facilities, including office space, will each have approximately 300,000 square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Illinois, Kentucky, Minnesota, Missouri, New Jersey, North Carolina, Texas, Utah and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Indiana, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, Ohio, Oklahoma, Tennessee, Texas and Virginia. We consider our operating properties to be in satisfactory condition. The current leases expire through 2013. See Improve Operating and Capital Efficiencies on Page 5 for a discussion of our facility consolidation and expansion plan.

As of September 30, 2003, the other business units within the Pharmaceutical Distribution segment (including ABSG, American Health Packaging, Anderson Packaging, AutoMed Technologies, Bridge Medical, US Bioservices and our other operations) were located in fifty-two leased locations and one owned location. The locations range in size from approximately 1,000 square feet to 248,000 square feet and have a combined area of approximately 1.6 million square feet. The leases expire through 2013.

As of September 30, 2003, our PharMerica operations were located in 99 leased locations ranging in size from approximately 350 square feet to 83,000 square feet and have a combined area of approximately 1.1 million square feet. The leases expire through 2010.

We own and lease an aggregate of approximately 292,000 square feet of general and executive offices in Chesterbrook, Pennsylvania and Orange, California, and lease approximately 28,000 square feet of data processing offices in Montgomery, Alabama. The leases expire through 2010.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves from time to time based on its periodic assessment of the potential outcomes of pending matters. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. (See Note 11 to the Consolidated Financial Statements.)

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of September 30, 2003, the Company has an accrued liability of $0.9 million that represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

Government Investigation

In June 2000, the Company learned that the U.S. Department of Justice had commenced an investigation focusing on the activities of a customer that illegally resold merchandise purchased from the Company and on the Company’s business relationship with that customer. The Company was contacted initially by the government at that time and cooperated fully. The Company had discontinued doing business with the customer in question in February 2000, after concluding this customer had demonstrated suspicious purchasing behavior. From 2001 until recently, the Company had no further contact with the government on this investigation. In September 2003, the Company learned that a former employee of the Company pled guilty to charges arising from his involvement with this customer. In November 2003, the Company was contacted by the U.S. Attorney’s Office in Sacramento, California, for some additional information relating to the investigation. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this investigation at this time.

ABDC Matter

In January 2002, Bergen Brunswig Drug Company (now known as AmerisourceBergen Drug Corporation) was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. (“Bracco”). The complaint, which included claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. Bracco also tried to amend the complaint to include a federal racketeering claim. Bracco’s motion to amend the complaint was denied by the Court. The Company has answered the remaining counts of the complaint. Fact discovery has been completed but expert discovery still is ongoing.

PharMerica Matter

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received “recycled” medications from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs allege that it was a deceptive trade practice under Hawaii law to sell “recycled” medications (i.e., medications that had previously been dispensed and then returned to the pharmacy) without disclosing that the medications were “recycled. “ In September, 2003, the Hawaii Circuit Court heard and granted the plaintiffs’ motion to certify the case as a class action. The class consists of consumers who purchased drugs in product lines in which recycling occurred, but those product lines have not yet been identified. PharMerica intends to vigorously defend itself against the claims raised in this class action. It is PharMerica’s position that the class members suffered no harm and are not entitled to recover any damages. PharMerica is not aware of any evidence, or any specific claim, that any particular class member received medications that were ineffective because they had been “recycled.” Discovery in this case is ongoing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the quarter ended September 30, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company’s principal executive officers, their ages and their positions, as of December 19, 2003. Each executive officer serves at the pleasure of the Company’s board of directors.

Name	Age	Current Position with the Company
R. David Yost	56	Chief Executive Officer and Director

Kurt J. Hilzinger	43	President and Chief Operating Officer

Michael D. DiCandilo	42	Senior Vice President and Chief Financial Officer

Steven H. Collis	42	Senior Vice President and President of AmerisourceBergen Specialty Group

Terrance P. Haas	38	Senior Vice President of Operations

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

Mr. Hilzinger was named President and Chief Operating Officer of the Company in October 2002. Prior to that date, he was the Company’s Executive Vice President and Chief Operating Officer since the Merger; the President and Chief Operating Officer of AmeriSource from December 2000 until the Merger; the Senior Vice President and Chief Operating Officer of AmeriSource from January 1999 to December 2000; and the Senior Vice President, Chief Financial Officer of AmeriSource from 1997 to 1999.

Mr. DiCandilo was named Senior Vice President and Chief Financial Officer of the Company in March 2002. Previously, he was the Company’s Vice President and Controller since the Merger date and AmeriSource’s Vice President and Controller from 1995 to the Merger date.

Mr. Collis has been a Senior Vice President of the Company and President of AmerisourceBergen Specialty Group since the Merger. He was Senior Executive Vice President of Bergen from February 2000 until the Merger and President of ASD Specialty Healthcare, Inc. from September 2000 until the Merger. Mr. Collis was also Executive Vice President of ASD Specialty Healthcare, Inc. from 1996 to August 2000.

Mr. Haas was named Senior Vice President, Operations of the Company in February 2003. Previously, he was Senior Vice President, Integration since October 2001 and Senior Vice President, Supply Chain Management from the Merger date to October 2001. Prior to the Merger, Mr. Haas served as AmeriSource’s Senior Vice President, Supply Chain Management since November 2000 and Senior Vice President, Operations of AmeriSource from 1999 to 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 29, 2001, the Company’s Common Stock has been traded on the New York Stock Exchange under the trading symbol “ABC.” Prior to August 29, 2001, AmeriSource Health Corporation Class A Common Stock was traded on the New York Stock Exchange under the trading symbol “AAS.” As of December 1, 2003, there were 3,208 record holders of the Company’s Common Stock. The following table sets forth the high and low closing sale prices of the Company’s Common Stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended 9/30/02
First Quarter	$71.30	$55.10
Second Quarter	70.05	56.80
Third Quarter	82.26	66.07
Fourth Quarter	73.28	57.80

Fiscal Year Ended 9/30/03
First Quarter	74.93	51.30
Second Quarter	59.20	46.76
Third Quarter	70.12	50.28
Fourth Quarter	73.30	53.50

The Company has paid quarterly cash dividends of $0.025 per share on Common Stock since the first quarter of fiscal 2002. The Company anticipates that it will continue to pay quarterly cash dividends in the future. Most recently, a dividend of $0.025 per share was declared by the board of directors on October 29, 2003, and was paid on December 1, 2003 to stockholders of record at the close of business on November 17, 2003. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

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

	Fiscal year ended September 30,
(amounts in thousands, except per share amounts)	2003 (a)	2002 (b)	2001 (c)	2000 (d)	1999 (e)
Operating revenue	$45,536,689	$40,240,714	$15,822,635	$11,609,995	$9,760,083
Bulk deliveries to customer warehouses	4,120,639	4,994,080	368,718	35,026	47,280

Total revenue	49,657,328	45,234,794	16,191,353	11,645,021	9,807,363
Gross profit	2,247,159	2,024,474	700,118	519,581	473,065
Operating expenses	1,364,053	1,306,046	440,742	317,456	314,063
Operating income	883,106	718,428	259,376	202,125	159,002
Net income	441,229	344,941	123,796	99,014	67,466
Earnings per share – diluted (f)	3.89	3.16	2.10	1.90	1.31
Cash dividends declared per common share	$0.10	$0.10	$—	$—	$—
Weighted average common shares outstanding – diluted	115,954	112,228	62,807	52,020	51,683
Balance Sheet:
Cash and cash equivalents	$800,036	$663,340	$297,626	$120,818	$59,497
Accounts receivable – net	2,295,437	2,222,156	2,142,663	623,961	612,520
Merchandise inventories	5,733,837	5,437,878	5,056,257	1,570,504	1,243,153
Property and equipment – net	353,170	282,578	289,569	64,962	64,384
Total assets	12,040,125	11,213,012	10,291,245	2,458,567	2,060,599
Accounts payable	5,393,769	5,367,837	4,991,884	1,584,133	1,175,619
Long-term debt, including current portion	1,784,154	1,817,313	1,874,379	413,675	559,127
Stockholders’ equity	4,005,317	3,316,338	2,838,564	282,294	166,277
Total liabilities and stockholders’ equity	12,040,125	11,213,012	10,291,245	2,458,567	2,060,599

(a)	Includes $5.4 million of facility consolidations and employee severance costs, net of income tax benefit of $3.5 million and $2.6 million related to a loss on early retirement of debt, net of income tax benefit of $1.6 million.

(b)	Includes $14.6 million of merger costs, net of income tax benefit of $9.6 million.

(c)	Includes $8.0 million of merger costs, net of income tax benefit of $5.1 million, $6.8 million of costs related to facility consolidations and employee severance, net of income tax benefit of $4.1 million, and a $1.7 million reduction in an environmental liability, net of income taxes of $1.0 million.

(d)	Includes a $0.7 million reversal of costs related to facility consolidations and employee severance, net of income taxes of $0.4 million.

(e)	Includes $9.3 million of costs related to facility consolidations and employee severance, net of income tax benefit of $2.4 million, and $2.7 million of merger costs, net of income tax benefit of $0.5 million.

(f)	Includes the amortization of goodwill, net of income taxes, during fiscal 1998 through fiscal 2001. Had the Company not amortized goodwill, diluted earnings per share would have been $0.02 higher in fiscal 2001 and fiscal 2000 and unchanged in fiscal 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.

The Company

AmerisourceBergen Corporation (the “Company”) is a leading national wholesale distributor of pharmaceutical products and related healthcare services and solutions with $45.5 billion in annual operating revenue. The Company was formed in connection with the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”) on August 29, 2001 (the “Merger”).

The Company is organized based upon the products and services it provides to its customers. The Company’s operating segments have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Corporation (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”). ABDC includes the full-service wholesale pharmaceutical distribution facilities and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, alternate care and mail order facilities and independent and chain retail pharmacies. ABDC, directly and through subsidiaries and affiliates, including American Health Packaging, Anderson Packaging, AutoMed Technologies, Bridge Medical and Pharmacy Healthcare Solutions, also provides promotional, packaging, inventory management, pharmacy automation, bedside medication safety software and information services to its customers and healthcare product manufacturers. ABSG sells specialty pharmaceutical products and services to physicians, clinics, patients and other providers in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics, reimbursement consulting services, physician education consulting and other services to healthcare product manufacturers.

The PharMerica segment consists solely of the Company’s PharMerica operations. PharMerica provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, and residential living communities. PharMerica also provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors.

Summary Segment Information – Comparative Information for Fiscal 2003 and 2002

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Fiscal year ended September 30,
(dollars in thousands)	2003	2002	Change
Pharmaceutical Distribution	$44,731,200	$39,539,858	13%
PharMerica	1,608,203	1,475,028	9
Intersegment eliminations	(802,714)	(774,172)	(4)

Total	$45,536,689	$40,240,714	13%

	Operating Income Fiscal year ended September 30,
(dollars in thousands)	2003	2002	Change
Pharmaceutical Distribution	$788,193	$659,208	20%
PharMerica	103,843	83,464	24
Facility consolidations and employee severance and merger costs (“special items”)	(8,930)	(24,244)	63

Total	$883,106	$718,428	23%

Percentages of operating revenue:
Pharmaceutical Distribution
Gross profit	3.85%	3.87%
Operating expenses	2.09%	2.20%
Operating income	1.76%	1.67%
PharMerica
Gross profit	32.69%	33.49%
Operating expenses	26.23%	27.83%
Operating income	6.46%	5.66%
AmerisourceBergen Corporation
Gross profit	4.93%	5.03%
Operating expenses	3.00%	3.25%
Operating income	1.94%	1.79%

Summary Segment Information – Comparative Information for Fiscal 2002 and 2001 (Including Pro Forma Information for Fiscal 2001)

The Company’s fiscal 2001 results include a full year of AmeriSource’s results and approximately one month of Bergen’s results. In order to enhance comparability to the fiscal 2002 results, we have included pro forma information for fiscal 2001 results of operations. For purposes of this discussion, pro forma refers to the combined results of AmeriSource and Bergen for fiscal 2001. They are not necessarily indicative of the actual results which might have occurred had the operations and management of AmeriSource and Bergen been combined at the beginning of fiscal 2001. The following information also includes the results of operations for the year ended September 30, 2001 on a pro forma basis by reportable segment.

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

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Fiscal year ended September 30,
(dollars in thousands)	Actual 2002	Actual 2001	Pro forma 2001 (1)	Actual % Change	Pro forma % Change
Pharmaceutical Distribution	$39,539,858	$15,770,042	$33,985,611	151%	16%
PharMerica	1,475,028	116,719	1,350,008	1,164	9
Intersegment Eliminations	(774,172)	(64,126)	(736,309)		5

Total	$40,240,714	$15,822,635	$34,599,310	154%	16%

	Operating Income Fiscal year ended September 30,
(dollars in thousands)	Actual 2002	Actual 2001	Pro forma 2001 (1)	Actual % Change	Pro forma % Change
Pharmaceutical Distribution	$659,208	$274,209	$551,827	140%	19%
PharMerica	83,464	6,472	68,856	1,190	21
Merger costs, facility consolidations and employee severance, and environmental remediation (“special items”)	(24,244)	(21,305)	2,716
Other adjustments (2)	—	—	(16,313)

Total	$718,428	$259,376	$607,086	177%	18%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.87%	4.19%	4.13%
Operating expenses	2.20%	2.45%	2.51%
Operating income	1.67%	1.74%	1.62%

PharMerica
Gross profit	33.49%	34.06%	35.24%
Operating expenses	27.83%	28.51%	30.14%
Operating income	5.66%	5.55%	5.10%

AmerisourceBergen Corporation
Gross profit	5.03%	4.42%	5.44%
Operating expenses	3.25%	2.79%	3.68%
Operating income	1.79%	1.64%	1.75%

(1)	Represents the combination of AmeriSource Health Corporation’s and Bergen Brunswig Corporation’s financial information.

(2)	Represents non recurring adjustments, which have been excluded from the Pharmaceutical Distribution and PharMerica operating income, necessary to reconcile the segment results to the pro forma operating income in conformity with generally accepted accounting principles.

Year ended September 30, 2003 compared with Year ended September 30, 2002

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the fiscal year ended September 30, 2003 increased 13% to $45.5 billion from $40.2 billion in the prior fiscal year. This increase is primarily due to increased operating revenue in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries for the fiscal year ended September 30, 2003 decreased 17% to $4.1 billion from $5.0 billion in the prior fiscal year. This decrease was primarily due to the Company’s conversion of a portion of its bulk and other direct business with its primary bulk delivery customer to business serviced through the Company’s various warehouses. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume of bulk deliveries have no significant impact on operating margins. However, revenue from bulk deliveries has had a positive impact to the Company’s cash flows due to favorable timing between the customer payments to the Company and the payments by the Company to its suppliers.

Gross profit of $2,247.2 million in the fiscal year ended September 30, 2003 reflects an increase of 11% from $2,024.5 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2003 was 4.93%, as compared to the prior-year percentage of 5.03%. The decrease in gross profit percentage in comparison with the prior fiscal year reflects declines in both the Pharmaceutical Distribution and PharMerica segments primarily due to changes in customer mix and competitive selling price pressures, offset in part by the positive aggregate margin impact resulting from the Company’s recent acquisitions.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1,355.1 million in the fiscal year ended September 30, 2003 reflects an increase of 6% compared to $1,281.8 million in the prior fiscal year. As a percentage of operating revenue, DSAD&A in the fiscal year ended September 30, 2003 was 2.98% compared to 3.19% in the prior fiscal year. The decline in the DSAD&A percentage from the prior fiscal year ratio reflects improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes, operational efficiencies and continued benefits from the merger integration effort.

In connection with the Merger, the Company developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2003, the Company began construction activities on three of its new facilities and completed two of the seven facility expansions. During fiscal 2003 and 2002, the Company closed six and seven distribution facilities, respectively. The Company anticipates closing three additional facilities in fiscal 2004.

In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, consisting of six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the Merger purchase price allocation. During the fiscal year ended September 30, 2003, severance accruals of $1.8 million recorded in September 2001 were reversed into income because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company.

During the fiscal year ended September 30, 2002, the Company announced further integration initiatives relating to the closure of Bergen’s repackaging facility and the elimination of certain Bergen administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $19.2 million, which included $15.8 million of severance for approximately 310 employees to be terminated, $1.6 million for lease cancellation costs, and $1.8 million for the write-down of assets related to the facilities to be closed, resulted in additional goodwill being recorded during fiscal 2002. At September 30, 2003, substantially all of the 310 employees have been terminated.

Since September 2002, the Company has announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). As of September 30, 2003, the six facilities were closed. During the fiscal year ended September 30, 2003, the Company recorded severance costs of $10.3 million and lease cancellation costs of $1.1 million relating to the fiscal 2003 initiatives. Employee severance and lease cancellation costs related to the fiscal 2003 initiatives have been recognized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Employee severance costs are generally expensed during the employee service period and lease cancellation and other costs are generally expensed when the Company becomes contractually bound to pay such costs. In the future, the Company expects to incur an additional $1.0 million of employee severance costs relating to the fiscal 2003 initiatives. As of September 30, 2003, approximately 520 employees had been provided termination notices as a result of the fiscal 2003 initiatives, of which 490 were terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The Company paid a total of $13.8 million and $15.6 million for employee severance and lease and contract cancellation costs in the fiscal years ended September 30, 2003 and 2002, respectively, related to the aforementioned integration plans. Remaining unpaid amounts of $5.0 million for employee severance and lease cancellation costs are included in accrued expenses and other in the accompanying consolidated balance sheet at September 30, 2003. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

During the fiscal year ended September 30, 2002, the Company expensed approximately $24.2 million of merger costs, primarily related to integrating the operations of AmeriSource and Bergen. Such costs were comprised primarily of consulting fees, which amounted to $16.6 million. The merger costs also included a $2.1 million adjustment to the Company’s fourth quarter 2001 charge of $6.5 million relating to the accelerated vesting of AmeriSource stock options. Effective October 1, 2002, the Company converted its merger integration office to an operations management office. Accordingly, the costs of the operations management office are included within distribution, selling and administrative expenses in the Company’s consolidated statements of operations.

Operating income of $883.1 million for the fiscal year ended September 30, 2003 reflects an increase of 23% from $718.4 million in the prior fiscal year. Special items reduced the Company’s operating income by $8.9 million in the fiscal year ended September 30, 2003 and by $24.2 million in the prior fiscal year. The Company’s operating income as a percentage of operating revenue was 1.94% in the fiscal year ended September 30, 2003 compared to 1.79% in the prior fiscal year. The improvement was primarily due to the lower amount of special items and the aforementioned DSAD&A expense percentage reduction.

The Company recorded equity in losses of affiliates and other of $8.0 million and $5.6 million during the fiscal years ended September 30, 2003 and 2002, respectively. These amounts primarily consisted of impairment charges relating to investments in technology companies.

During the fiscal year ended September 30, 2003, the Company recorded a $4.2 million loss resulting from the early retirement of debt (see Note 5 of “Notes to Consolidated Financial Statements”).

Interest expense increased 3% in the fiscal year ended September 30, 2003 to $144.7 million from $140.7 million in the prior fiscal year. Average borrowings, net of invested cash, under the Company’s debt facilities during the fiscal year ended September 30, 2003 were $2.3 billion as compared to average borrowings, net of invested cash, of $2.0 billion in the prior fiscal year. Average borrowing rates under the Company’s debt facilities decreased to 5.6% in the current fiscal year from 6.1% in the prior fiscal year. The increase in average borrowings, net of invested cash, was primarily a result of additional merchandise inventories on hand during the current fiscal year compared to the prior fiscal year. The decrease in average borrowing rates resulted from lower percentages of fixed-rate debt outstanding to total debt outstanding in the current fiscal year compared to the prior fiscal year, as well as lower market interest rates on variable-rate debt.

Income tax expense of $284.9 million in the fiscal year ended September 30, 2003 reflects an effective tax rate of 39.2%, versus 39.7% in the prior fiscal year. The Company has been able to lower its effective tax rate during the current fiscal year by implementing tax planning strategies.

Net income of $441.2 million for the fiscal year ended September 30, 2003 reflects an increase of 28% from $344.9 million in the prior fiscal year. Diluted earnings per share of $3.89 in the fiscal year ended September 30, 2003 reflects a 23% increase as compared to $3.16 per share in the prior fiscal year. Special items and the loss on early retirement of debt had the effect of decreasing net income by $8.0 million and reducing diluted earnings per share by $0.07 for the fiscal year ended September 30, 2003. Special items had the effect of decreasing net income by $14.6 million and reducing diluted earnings per share by $0.13 for the fiscal year ended September 30, 2002. The growth in earnings per share was smaller than the growth in net income for the fiscal year ended September 30, 2003 due to the issuance of Company common stock in connection with the acquisitions described in Note 2 to the Company’s consolidated financial statements and in connection with the exercise of stock options.

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $44.7 billion for the fiscal year ended September 30, 2003 reflects an increase of 13% from $39.5 billion in the prior fiscal year. The Company’s recent acquisitions contributed less than 0.5% of the segment’s operating revenue growth for the fiscal year ended September 30, 2003. During the fiscal year ended September 30, 2003, 56% of operating revenue was from sales to institutional customers and 44% was from retail customers; this compares to a customer mix in the prior fiscal year of 53% institutional and 47% retail. In comparison with the prior-year results, sales to institutional customers increased 20% primarily due to (i) the previously mentioned conversion of bulk delivery and other direct business with the Company’s primary bulk delivery customer to business serviced through the Company’s various warehouses, which contributed 4% of the total operating revenue growth; (ii) above market rate growth of the ABSG specialty pharmaceutical business; and (iii) higher revenues from customers engaged in the mail order sale of pharmaceuticals. Sales to retail customers increased by 5% in comparison to the prior fiscal year. The growth rate of sales to retail customers has declined during fiscal 2003 compared to the fiscal 2002 growth primarily due to lower growth trends in the retail market and the below market growth of certain of the Company’s large regional chain customers. Additionally, retail sales in the second-half of fiscal 2003 were adversely impacted by the loss of a large customer. This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry growth rates, as estimated by industry data firm IMS Healthcare, Inc., are expected to be between 10% and 13% over the next four years. Future operating revenue growth will continue to be driven by industry growth trends, competition within the industry and customer consolidation.

Pharmaceutical Distribution gross profit of $1,721.5 million in the fiscal year ended September 30, 2003 reflects an increase of 12% from $1,530.5 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2003 was 3.85%, as compared to 3.87% in the prior fiscal year. The slight decline in gross profit as a percentage of operating revenue was the net result of the negative impact of a change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset primarily by the positive aggregate impact of recently-acquired companies, which amounted to 15 basis points in the fiscal year ended September 30, 2003. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that the inclusion of additional businesses that generate higher margins or that increases in the buy-side component of the gross margin, including increases derived from manufacturer price increases, negotiated deals and secondary market opportunities, will be available in the future to fully or partially offset the anticipated decline of the sell-side margin. The Company expects that buy-side opportunities may decrease in the future as pharmaceutical manufacturers increasingly seek to control the supply channel through product allocations that limit the inventory the Company can purchase and through the imposition of inventory management and other agreements that prohibit or severely restrict the Company’s right to purchase inventory from secondary source suppliers. Although the Company seeks in any such agreements to obtain appropriate compensation from pharmaceutical manufacturers for foregoing buy-side opportunities, there can be no assurance that the agreements will function as intended and replace any or all lost profit opportunities. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $933.3 million in the fiscal year ended September 30, 2003 reflects an increase of 7% from $871.3 million in the prior fiscal year. As a percentage of operating revenue, operating expenses in the fiscal year ended September 30, 2003 were 2.09%, as compared to 2.20% in the prior fiscal year. The decrease in the expense percentage reflects the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process, the continued emphasis on productivity throughout the Company’s distribution network and a reduction of bad debt expense, offset, in part, by higher expense ratios associated with the Company’s recent acquisitions.

Pharmaceutical Distribution operating income of $788.2 million in the fiscal year ended September 30, 2003 reflects an increase of 20% from $659.2 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2003 was 1.76%, as compared to 1.67% in the prior fiscal year. The improvement over the prior-year percentage was due to a reduction in the operating expense ratio in excess of the decline in gross margin, which was partially the result of the Company’s ability to capture synergy cost savings from the Merger. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned or result in the desired cost savings.

PharMerica Segment

PharMerica’s operating revenue increased 9% for the fiscal year ended September 30, 2003 to $1,608.2 million compared to $1,475.0 million in the prior fiscal year. This increase is principally attributable to the growth in PharMerica’s workers’ compensation business, which has grown at a faster rate than its long-term care business. During the second-half of fiscal 2003, the growth rate of the workers’ compensation business began to slow down, partially due to the loss of a significant customer. The slow down in the workers’ compensation business is expected to continue in fiscal 2004 and as a result, the operating revenue growth rate in fiscal 2004 for the PharMerica segment is expected to be in the mid-single digits. The future operating revenue growth rate will be impacted by competitive pressures, changes in the regulatory environment and the pharmaceutical inflation rate.

PharMerica’s gross profit of $525.6 million for the fiscal year ended September 30, 2003 increased 6% from gross profit of $494.0 million in the prior fiscal year. PharMerica’s gross profit margin declined slightly to 32.69% for the fiscal year ended September 30, 2003 from 33.49% in the prior fiscal year. This decrease is primarily the result of a change in the sales mix, with a greater proportion of PharMerica’s current year revenues coming from its workers’ compensation business, which has lower gross profit margins and lower operating expenses than its long-term care business. In addition, industry competitive pressures continue to adversely affect gross profit margins.

PharMerica’s operating expenses of $421.8 million for the fiscal year ended September 30, 2003 increased from $410.5 million in the prior fiscal year. As a percentage of operating revenue, operating expenses were reduced to 26.23% in the fiscal year ended September 30, 2003 from 27.83% in the prior fiscal year. The percentage reduction was primarily due to the continued improvements in operating practices, the aforementioned shift in customer mix towards the workers’ compensation business and a reduction in bad debt expense.

PharMerica’s operating income of $103.8 million for the fiscal year ended September 30, 2003 increased by 24% from $83.5 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2003 was 6.46%, as compared to 5.66% in the prior fiscal year. The improvement was due to the aforementioned reduction in the operating expense ratio, which was greater than the reduction in gross profit margin. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible further declines in gross margins.

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

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. As a result of the Merger, bulk deliveries increased to $5.0 billion in the fiscal year ended September 30, 2002 compared to $368.7 million in the prior fiscal year. Revenue from bulk deliveries increased 10% from $4.5 billion in the prior fiscal year on a pro forma combined basis. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact to the Company’s cash flows due to favorable timing between the customer payments to us and the payments by us to our suppliers.

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

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1,281.8 million in the fiscal year ended September 30, 2002 reflects an increase of 206% compared to $419.4 million in the prior fiscal year on a historical basis and an increase of less than 1% compared to $1,276.4 million in the prior fiscal year on a pro forma combined basis. As a percentage of operating revenue, DSAD&A in the fiscal year ended September 30, 2002 was 3.19%, as compared to prior fiscal year percentages of 2.65% on a historical basis and 3.69% on a pro forma combined basis. The increases in the DSAD&A percentage from the prior fiscal year historical results were primarily due to the inclusion of PharMerica in the current year, as explained above. The decrease in the DSAD&A percentage from the prior fiscal year pro forma combined ratio reflects improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes, operational efficiencies and benefits from the merger integration effort.

In connection with the Merger, the Company developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During 2002, the Company closed seven distribution facilities.

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

In connection with the Merger, the Company expensed merger costs in the fiscal year ended September 30, 2002 of $24.2 million, consisting primarily of integration consulting fees of $16.6 million. The merger costs also included a $2.1 million increase to the Company’s fourth quarter fiscal 2001 charge of $6.5 million relating to the accelerated vesting of AmeriSource stock options. Total merger costs in fiscal 2001 amounted to $13.1 million, primarily consisting of consulting fees and the accelerated stock option vesting charge.

Operating income of $718.4 million for the fiscal year ended September 30, 2002 reflects an increase of 177% from $259.4 million in the prior fiscal year. Special items had the effect of reducing the Company’s operating income in the fiscal year ended September 30, 2002 and 2001 by $24.2 million and $21.3 million, respectively. The Company’s operating income as a percentage of operating revenue was 1.79% in the fiscal year ended September 30, 2002, as compared to prior-year percentages of 1.64% on a historical basis and 1.75% on a pro forma combined basis. The improvements are due to the aforementioned DSAD&A expense percentage reductions more than offsetting the reductions in gross margin.

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

Interest expense, which includes the distributions on preferred securities of a subsidiary trust, increased 194% in the fiscal year ended September 30, 2002 to $140.7 million compared to $47.9 million in the prior fiscal year, primarily as a result of the Merger. Average borrowings, net of invested cash, under the Company’s debt facilities during the fiscal year ended September 30, 2002 were $2.0 billion as compared to average borrowings, net of invested cash, of $696 million in the prior fiscal year. Average borrowing rates under the Company’s variable-rate debt facilities decreased to 3.5% in the current fiscal year from 6.2% in the prior fiscal year, due to lower market interest rates.

Income tax expense of $227.1 million in the fiscal year ended September 30, 2002 reflects an effective tax rate of 39.7% versus 38.3% in the prior fiscal year. The tax rate for fiscal 2002 was higher than the prior fiscal year’s tax rate as a result of the Merger.

Net income of $344.9 million for the fiscal year ended September 30, 2002 reflects an increase of 179% from $123.8 million in the prior fiscal year. Diluted earnings per share of $3.16 in the fiscal year ended September 30, 2002 reflects a 50% increase as compared to $2.10 per share in the prior fiscal year. Special items had the effect of reducing net income and diluted earnings per share for the fiscal year ended September 30, 2002 by $14.6 million and $0.13, respectively, and for the fiscal year ended September 30, 2001 by $13.1 million and $0.21, respectively. Diluted earnings per share for the fiscal year ended September 30, 2002 reflects the full-year impact of the shares issued to effect the Merger.

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

Pharmaceutical Distribution operating income of $659.2 million in the fiscal year ended September 30, 2002 increased 140% from $274.2 million in the prior fiscal year on a historical basis and increased 19% from $551.8 million in the prior fiscal year on a pro forma combined basis. As a percentage of operating revenue, operating income was 1.67% in the fiscal year ended September 30, 2002, as compared to prior-year percentages of 1.74% on a historical basis and 1.62% on a pro forma combined basis. The improvement over the prior-year pro forma combined percentage was due to a reduction in the operating expense ratio, which was greater than the reduction in gross profit margin. The reduction of the operating expense ratio was partially due to the Company’s ability to capture synergy cost savings from the Merger.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that can have a significant impact on the Company’s financial position and results of operations that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

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

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 94% and 96% of the Company’s inventories at September 30, 2003 and 2002, respectively, is determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $185.6 million and $152.3 million higher than the amounts reported at September 30, 2003 and 2002, respectively.

Goodwill and Intangible Assets

The Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 142 “Goodwill and Other Intangible Assets” as of October 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Accordingly, the Company ceased amortization of all goodwill and intangible assets with indefinite lives as of October 1, 2001. Intangible assets with finite lives, primarily customer lists, non-compete agreements and software technology, will continue to be amortized over their useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of the Company’s reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2003 and 2002 and determined that there was no impairment.

Stock Options

The Company has the choice to account for stock options using either Accounting Principles Board Opinion No. 25 (“APB 25”) or SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to use the accounting method under APB 25 and the related interpretations to account for its stock options. Under APB 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had the Company elected to use SFAS No. 123 to account for its stock options under the fair value method, it would have been required to record compensation expense and as a result, diluted earnings per share for the fiscal years ended September 30, 2003, 2002 and 2001 would have been lower by $0.16, $0.10 and $0.38, respectively. See Note 8 of “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at September 30, 2003, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
Bergen 7 1/4% senior notes due 2005	$99,849	$—
8 1/8% senior notes due 2008	500,000	—
7 1/4% senior notes due 2012	300,000	—
AmeriSource 5% convertible subordinated notes due 2007	300,000	—
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	—
Bergen 7.80% trust preferred securities due 2039	275,960	—
Other	4,920	—

Total fixed-rate debt	1,489,154	—

Variable-Rate Debt:
Term loan facility due 2004 to 2006	240,000	—
Blanco revolving credit facility due 2004	55,000	—
Revolving credit facility due 2006	—	937,081
Receivables securitization facility due 2006	—	1,050,000

Total variable-rate debt	295,000	1,987,081

Total debt, including current portion	$1,784,154	$1,987,081

The Company’s working capital usage fluctuates widely during the year due to seasonal inventory buying requirements and buy-side purchasing opportunities. During fiscal 2003, the Company’s highest utilization occurred during its third quarter and was 74% of the $2.1 billion of aggregate availability under its revolving credit facility and previously existing receivables securitization facilities.

In July 2003, the Company entered into a new $1.05 billion receivables securitization facility (“ABC Securitization Facility”) and terminated the existing AmeriSource and Bergen securitization facilities. At September 30, 2003, there were no borrowings under the ABC Securitization Facility. In connection with the ABC Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to a wholly-owned special purpose entity (“ARFC”), which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the ABC Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. Under the terms of the ABC Securitization Facility, a $550 million tranche has an expiration date of July 2006 (the three-year tranche) and a $500 million tranche expires in July 2004 (the 364-day tranche). The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points for the three-year tranche and 45 basis points for the 364-day tranche. The Company pays a commitment fee of 30 basis points and 25 basis points on any unused credit with respect to the three-year tranche and the 364-day tranche, respectively. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the ABC Securitization Facility are applied on a pro-rata basis to the $550 million and $500 million tranches. In connection with entering into the ABC Securitization Facility, the Company incurred approximately $2.4 million of costs which were deferred and are being amortized over the life of the ABC Securitization Facility. This facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In November 2002, the Company issued $300 million of 7  1/4% senior notes due November 15, 2012 (the “7  1/4% Notes”). The 7  1/4% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7  1/4% Notes is payable semiannually in arrears, commencing May 15, 2003. The 7  1/4% Notes rank junior to the Senior Credit Agreement (defined below) and equal to the Company’s 8  1/8% senior notes due 2008 and senior to the debt of the Company’s subsidiaries. The Company used the net proceeds of the 7  1/4% Notes to repay $15 million of the Term Facility (defined below) in December 2002, to repay $150 million in aggregate principal of the Bergen 7  3/8% senior notes in January 2003 and to redeem the PharMerica 8  3/8% senior subordinated notes due 2008, at a redemption price equal to 104.19% of the $123.5 million principal amount, in April 2003. The cost of the redemption premium related to the PharMerica 8  3/8% senior subordinated notes has been reflected in the Company’s consolidated statement of operations for the fiscal year ended September 30, 2003 as a loss on the early retirement of debt. In connection with the issuance of the 7  1/4% Notes, the Company incurred approximately $5.7 million of costs which were deferred and are being amortized over the ten-year term of the notes.

In connection with the Merger, the Company issued $500 million of 8  1/8% senior notes due 2008 (the “8  1/8% Notes “) and entered into a $1.3 billion senior secured credit facility (the “Senior Credit Agreement”) with a syndicate of lenders. Proceeds from these facilities were used to: replace existing AmeriSource and Bergen revolving credit facilities; pay certain merger transaction fees and fees associated with the financings; redeem $184.6 million of PharMerica 8  3/8% senior subordinated notes due 2008 via a tender offer; and meet general corporate purposes. In addition, the Company assumed $405.3 million of fixed debt. During fiscal 2002, the Company redeemed all $20.6 million of the Bergen 7% convertible subordinated debentures due 2006 pursuant to a tender offer required as a result of the Merger. The 8  1/8% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. The 8  1/8% Notes pay interest semiannually in arrears and rank junior to the Senior Credit Agreement.

The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled principal payments on a quarterly basis that began on December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The scheduled term loan payments were made in fiscal 2003. There were no borrowings outstanding under the Revolving Facility at September 30, 2003. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. In April 2003, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Senior Credit Agreement, interest on borrowings since April 2003 have accrued at lower rates. At September 30, 2003, the rate was 1.25% over LIBOR or .25% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.9 million at September 30, 2003). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company’s debt ratings ranging from 0.250% to 0.500% of the unused availability. At September 30, 2003, the rate was 0.300%. The Senior Credit Agreement contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. The Company may choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables which were previously sold into the AmeriSource and Bergen receivables securitization facilities and currently are sold into the ABC Securitization Facility (as described above), collateralize the Senior Credit Agreement.

In connection with issuing the 8  1/8% Notes and entering into the Senior Credit Agreement, the Company incurred approximately $24.0 million of costs, which were deferred and are being amortized over the term of the respective issues.

In December 2000, the Company issued $300.0 million of 5% convertible subordinated notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into common stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the notes that have not been previously converted. Net proceeds from the notes of approximately $290.6 million were used to repay existing borrowings, and for working capital and other general corporate purposes. In connection with the issuance of the notes, the Company incurred approximately $9.4 million of financing fees, which were deferred and are being amortized over the seven-year term of the notes.

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

Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security. The Trust has continued to remit the required cash distributions since its inception. The Company, under certain conditions, may cause the Trust to defer the payment of distributions for successive periods of up to 20 consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly at an annual rate of 7.80%. Also during such periods, the Company may not declare or pay distributions on its capital stock; may not redeem, purchase or make a liquidation payment on any of its capital stock; and may not make interest, principal or premium payments on, or repurchase or redeem, any of its debt securities that rank equal with or junior to the Subordinated Notes.

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

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at September 30, 2003 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,808,345	$116,430	$281,396	$801,396	$609,123

Operating Leases	182,701	52,414	78,230	30,270	21,787

Other Commitments	90,875	87,295	2,229	1,351	—

Total	$2,081,921	$256,139	$361,855	$833,017	$630,910

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen’s obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

The $55 million Blanco revolving credit facility, which expires in May 2004, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2003 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, borrowings under the Blanco facility are secured by a standby letter of credit under the Senior Credit Agreement, and therefore the Company is effectively financing this debt on a long-term basis through that arrangement.

In connection with its merger integration plans, the Company intends to build six new distribution facilities and expand seven others (two of which are complete) over the next three to four years. Five of the new distribution facilities will be owned by the Company and, in December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for the other new facility; this obligation is reflected in Operating Leases in the above table. The Company has begun to enter into commitments relating to site selection, purchase of land, design and construction of the new facilities on a turnkey basis with a construction development company. As of September 30, 2003, the Company has entered into $87.0 million of commitments primarily relating to the construction of three new facilities. The Company will take ownership of and make payment on each new facility as the developer substantially completes construction. The facility commitments entered into as of September 30, 2003 are included in Other Commitments in the above table. As of September 30, 2003, the developer has incurred $25.6 million relating to the construction of the new facilities. This amount has been recorded in property and equipment and accrued expenses and other in the consolidated balance sheet.

Any outstanding contingent payments relating to recently acquired companies, as described below, are not reflected in the above table. These contingencies, along with any others, become commitments of the Company when they are realized.

During the fiscal year ended September 30, 2003, the Company’s operating activities provided $354.8 million of cash. Cash provided by operations in fiscal 2003 was principally the result of net income of $441.2 million and non-cash items of $271.2 million, offset in part, by a $278.4 million increase in merchandise inventories and a $58.0 million increase in accounts receivable. The increase in merchandise inventories reflects inventory required to support the revenue increase. Accounts receivable increased only by 1%, excluding changes in the allowance for doubtful accounts and customer additions due to acquired companies, in comparison to the 13% increase in operating revenues. Average days sales outstanding for the Pharmaceutical Distribution segment increased slightly to 16.9 days in the fiscal year ended September 30, 2003 from 16.4 days in the prior fiscal year primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the core distribution business. Average days sales outstanding for the PharMerica segment improved to 39.3 days in the fiscal year ended September 30, 2003 from 43.5 days in the prior fiscal year as a result of the continued improvements in centralized billing and collection practices. Non-cash items of $271.2 million included $127.2 million of deferred income taxes. The tax planning strategies implemented by the Company has enabled the Company to lower its current tax payments and liability while increasing its deferred taxes during the fiscal year ended September 30, 2003. Operating cash uses during the fiscal year ended September 30, 2003 included $134.2 million in interest payments and $118.4 million of income tax payments, net of refunds.

During the year ended September 30, 2002, the Company’s operating activities provided $535.9 million in cash. Cash provided by operations in fiscal 2002 was principally the result of $344.9 million of net income and $190.0 million of non-cash items affecting net income. Changes in operating assets and liabilities were only $1.0 million as a $362.2 million increase in merchandise inventories and a $133.6 million increase in accounts receivable were offset primarily by a $514.1 increase in accounts payable, accrued expenses and income taxes. The increase in merchandise inventories reflects inventory required to support the strong revenue increase, as well as inventory purchased to take advantage of buy-side gross profit opportunities including opportunities associated with manufacturer price increases and negotiated deals. Inventory grew at a lower rate than revenues due to the consolidation of seven facilities in fiscal 2002 and improved inventory management. Accounts receivable, before changes in the allowance for doubtful accounts, increased only 3%, despite the 16% increase in operating revenues, on a pro forma combined basis. During the fiscal year ended September 30, 2002, the Company’s days sales outstanding improved as a result of continued emphasis on receivables management at the local level. Average days sales outstanding for the Pharmaceutical Distribution segment improved to 16.4 days in fiscal 2002 from 17.7 days in the prior year, on a pro forma combined basis. Average days sales outstanding for the PharMerica segment improved to 43.5 days in fiscal 2002 from 53.4 days in the prior year, on a pro forma combined basis. The $376.0 million increase in accounts payable was primarily due to the merchandise inventory increase as well as the timing of payments to suppliers. Operating cash uses during the fiscal year ended September 30, 2002 included $137.9 million in interest payments and $111.9 million of income tax payments, net of refunds.

During the year ended September 30, 2001, the Company’s operating activities used $45.9 million in cash. Cash used in operations in fiscal 2001 resulted from increases of $726.1 million in merchandise inventories and $151.6 million in accounts receivable partially offset by an increase in accounts payable, accrued expenses and income taxes of $613.3 million. The increase in merchandise inventories reflected necessary inventories to support the strong revenue increase, and inventory purchased to take advantage of buy-side gross profit margin opportunities including opportunities associated with manufacturer price increases and negotiated deals. Additionally, inventories at September 30, 2001 included safety stock purchased due to uncertainties regarding possible increased customer demands or disruptions in the supply stream as the result of the terrorist events of September 11, 2001. The increase in accounts payable, accrued expenses and income taxes is net of merger-related payments of approximately $58.8 million, primarily executive compensation payments made in August 2001.

The Company paid a total of $13.8 million, $15.6 million and $2.9 million of severance, contract, and lease cancellation and other costs in fiscal 2003, 2002 and 2001, respectively, related to the cost reduction plans discussed above. Severance accruals of $4.9 million and remaining contract and lease obligations of $0.1 million at September 30, 2003 are included in accrued expenses and other in the consolidated balance sheet.

Capital expenditures for the years ended September 30, 2003, 2002 and 2001 were $90.6 million, $64.2 million and $23.4 million, respectively, and relate principally to investments in warehouse expansions and improvements, information technology and warehouse automation. The Company developed merger integration plans to consolidate its existing pharmaceutical distribution facility network and establish new, more efficient distribution centers. More specifically, the Company’s plan is to have a distribution facility network consisting of 30 facilities, which will be accomplished by building six new facilities, expanding seven facilities, closing 27 facilities and implementing a new warehouse operating system. During fiscal 2003, a construction development company incurred $25.6 million on the Company’s behalf relating to the construction of three of the new facilities. This amount will be recorded as a capital expenditure when the related facilities are substantially complete, at which time, the Company will make payment to the construction development company and take ownership of each respective facility. The Company anticipates that future cash flows from operations along with existing availability under the revolving credit facility and receivables securitization facility will be adequate to fund these merger integration plans. The Company expects to spend approximately $150 million to $200 million for capital expenditures during fiscal 2004.

In June 2003, the Company acquired Anderson Packaging Inc. (“Anderson”), a leading provider of physician and retail contracted packaging services to pharmaceutical manufacturers. The purchase price was approximately $100.1 million, which included the repayment of Anderson debt of $13.8 million and $0.8 million of transaction costs associated with the acquisition. The Company paid part of the purchase price by issuing 814,145 shares of its common stock, as set forth in the acquisition agreement, with an aggregate market value of $55.6 million. The Company paid the remaining purchase price, which was approximately $44.5 million, in cash.

In April 2003, the Company acquired an additional 40% equity interest in a physician education and management consulting company and satisfied the residual contingent obligation for the initial 20% equity interest for an aggregate $24.7 million in cash. The acquisition of the remaining 40% equity interest is expected to occur in the second quarter of fiscal 2004 and the purchase price will be based on the calendar 2003 operating results of the physician education and management consulting company. An additional payment may be earned by the selling shareholders under the Company’s current agreement with such shareholders based on the 2004 operating results of the physician education and management consulting company. The Company currently expects to pay between $30 million and $40 million, in the aggregate, for the remaining 40% equity interest and any additional payment.

The Company also used cash of $3.0 million to purchase three smaller companies related to the Pharmaceutical Distribution segment and paid $9.8 million to eliminate the right of the former owners of AutoMed Technologies, Inc. (“AutoMed”) to receive up to $55.0 million in contingent payments based on AutoMed achieving defined earnings targets through the end of calendar 2004.

In January 2003, the Company acquired US Bioservices Corporation (“US Bio”), a national pharmaceutical products and services provider focused on the management of high-cost complex therapies and reimbursement support for a total base purchase price of $160.2 million, which included the repayment of US Bio debt of $14.8 million and $1.5 million of transaction costs associated with this acquisition. The Company paid part of the base purchase price by issuing 2,399,091 shares of its common stock, as set forth in the acquisition agreement, with an aggregate market value of $131.0 million. The Company paid the remaining $29.2 million of the base purchase price in cash. The agreement also provides for contingent payments of up to $27.6 million in cash based on US Bio achieving defined earnings targets through the end of the first quarter of calendar 2004. In July 2003, an initial contingent payment of $2.5 million was paid in cash by the Company.

In January 2003, the Company acquired Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, to enhance the Company’s offerings in the pharmaceutical supply channel, for a total base purchase price of $28.4 million, which included $0.7 million of transaction costs associated with this acquisition. The Company paid part of the base purchase price by issuing 401,780 shares of its common stock with an aggregate market value of $22.9 million and the remaining base purchase price was paid with $5.5 million of cash.

During fiscal 2002, the Company acquired AutoMed for $120.4 million. In June 2003, the Company amended the 2002 agreement under which it acquired AutoMed. The Company also acquired other smaller businesses for $15.8 million. Additionally, the Company purchased equity interests in various businesses for $4.1 million.

During fiscal 2001, the Company sold the net assets of one of its specialty products distribution facilities for approximately $13.0 million.

During fiscal 2000, the Company and three other healthcare distributors formed an Internet-based company that is an independent, commercially neutral healthcare product information exchange focused on streamlining the process involved in identifying, purchasing and distributing healthcare products and services. The Company contributed $1.2 million and $6.5 million to the joint venture in fiscal 2002 and 2001, respectively, and its ownership interest of approximately 22% was accounted for under the equity method. This entity merged in November 2001 with the Global Health Exchange LLC, a similar venture, and the Company’s ongoing ownership interest in the Global Health Exchange, LLC is 4%. Since then, the Company has accounted for its share of the joint venture using the cost method of accounting.

During the fiscal year ended September 30, 2003, the Company issued the aforementioned $300 million of 7  1/4% Notes. The Company used the net proceeds of the 7  1/4% Notes to repay $15 million of the term loan, to repay $150 million in aggregate principal of the Bergen 7  3/8% senior notes and redeem the PharMerica 8  3/8% senior subordinated notes due 2008 at a redemption price equal to 104.19% of the $123.5 million principal amount. The Company also repaid an additional $45 million of the term loan, as scheduled. During the year ended September 30, 2002, the Company made net repayments of $37.0 million on its receivables securitization facilities. The Company also repaid debt of $23.1 million during the year, principally consisting of $20.6 million for the retirement of Bergen’s 7% debentures pursuant to a tender offer which was required as a result of the Merger. Cash provided by financing activities in fiscal 2001 primarily represents the net effect of borrowings to fund working capital requirements, the refinancing and merger costs described above.

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. Most recently, a dividend of $0.025 per share was declared by the board of directors on October 29, 2003, and was paid on December 1, 2003 to stockholders of record at the close of business on November 17, 2003. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Market Risk

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At September 30, 2003, the Company had approximately $1.5 billion of fixed-rate debt with a weighted average interest rate of 7.2% and $295.0 million of variable-rate debt with a weighted average interest rate of 2.6%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at September 30, 2003. For every $100 million of unhedged variable-rate debt outstanding, a 26 basis-point increase in interest rates (one-tenth of the average variable rate at September 30, 2003) would increase the Company’s annual interest expense by $0.26 million.

Recently Issued Financial Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement clarifies the definition of a liability, as currently defined by FASB Concepts Statement No. 6 “Elements of Financial Statements,” as well as other items. The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability. Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. This interpretation applies to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before February 1, 2003, the adoption of this standard is effective as of December 31, 2003 for a variable interest in special-purpose entities and as of March 31, 2004 for all other variable interest entities. The Company did not create or obtain any variable interest entity after January 31, 2003. The Company is in the process of evaluating the adoption of this standard, as it relates to variable interest entities held by the Company prior to February 1, 2003, but does not believe it will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002.

The Company did not adopt the fair value method of accounting for stock-based compensation. As required, the Company adopted the disclosure provisions of this standard. (See Notes 1 and 8 to the Consolidated Financial Statements.)

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the initial recognition and measurement requirements of FIN No. 45 did not have an impact on the Company’s consolidated financial statements.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits and other aspects of the merger between AmeriSource Health Corporation and Bergen Brunswig Corporation. Various factors, including competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, regulatory changes, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this MD&A, in Item 1 (Business) under the heading “Certain Risk Factors”, elsewhere in Item 1 (Business) and elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant market risk is the effect of changing interest rates. See discussion in Item 7 on page 34.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

AmerisourceBergen Corporation

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Philadelphia, Pennsylvania

November 4, 2003

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
September 30,	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$800,036	$663,340
Accounts receivable, less allowance for doubtful accounts: 2003 - $191,744; 2002 - $181,432	2,295,437	2,222,156
Merchandise inventories	5,733,837	5,437,878
Prepaid expenses and other	29,208	26,263

Total current assets	8,858,518	8,349,637

Property and equipment, at cost:
Land	35,464	24,952
Buildings and improvements	152,289	120,301
Machinery, equipment and other	350,904	277,247

Total property and equipment	538,657	422,500
Less accumulated depreciation	185,487	139,922

Property and equipment, net	353,170	282,578

Other assets:
Goodwill	2,390,713	2,205,159
Deferred income taxes	736	12,400
Intangibles, deferred charges and other	436,988	363,238

Total other assets	2,828,437	2,580,797

TOTAL ASSETS	$12,040,125	$11,213,012

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)
September 30,	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,393,769	$5,367,837
Accrued expenses and other	436,089	433,835
Current portion of long-term debt	61,430	60,819
Accrued income taxes	47,796	31,955
Deferred income taxes	317,018	205,071

Total current liabilities	6,256,102	6,099,517

Long-term debt, net of current portion	1,722,724	1,756,494
Other liabilities	55,982	40,663

Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 2003: 112,002,347 shares; 2002: 106,581,837 shares	1,120	1,066
Additional paid-in capital	3,125,561	2,858,596
Retained earnings	892,853	462,619
Accumulated other comprehensive loss	(14,217)	(5,943)

Total stockholders’ equity	4,005,317	3,316,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,040,125	$11,213,012

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
Fiscal year ended September 30,	2003	2002	2001
Operating revenue	$45,536,689	$40,240,714	$15,822,635
Bulk deliveries to customer warehouses	4,120,639	4,994,080	368,718

Total revenue	49,657,328	45,234,794	16,191,353
Cost of goods sold	47,410,169	43,210,320	15,491,235

Gross profit	2,247,159	2,024,474	700,118
Operating expenses:
Distribution, selling and administrative	1,284,132	1,220,651	397,848
Depreciation	62,949	58,250	18,604
Amortization	8,042	2,901	2,985
Facility consolidations and employee severance	8,930	—	10,912
Merger costs	—	24,244	13,109
Environmental remediation	—	—	(2,716)

Operating income	883,106	718,428	259,376
Equity in losses of affiliates and other	8,015	5,647	10,866
Interest expense	144,744	140,734	47,853
Loss on early retirement of debt	4,220	—	—

Income before taxes	726,127	572,047	200,657
Income taxes	284,898	227,106	76,861

Net income	$441,229	$344,941	$123,796

Earnings per share:
Basic	$4.03	$3.29	$2.16

Diluted	$3.89	$3.16	$2.10

Weighted average common shares outstanding:
Basic	109,513	104,935	57,185
Diluted	115,954	112,228	62,807

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock and Other	Total
September 30, 2000	$588	$283,544	$4,382	$—	$(6,220)	$282,294
Net income			123,796			123,796
Other comprehensive loss, net of tax benefit of $209				(336)		(336)

Total comprehensive income						123,460

Exercise of stock options	13	30,822				30,835
Tax benefit from exercise of stock options		14,448				14,448
Retirement of treasury shares	(67)	(6,153)			6,220	—
Issuance of stock to effect Merger	501	2,301,160				2,301,661
Assumption of stock options in connection with Merger		78,251				78,251
Accelerated vesting of stock options		7,546				7,546
Amortization of unearned compensation from stock options		69				69

September 30, 2001	1,035	2,709,687	128,178	(336)	—	2,838,564
Net income			344,941			344,941
Additional minimum pension liability, net of tax benefit of $3,908				(5,943)		(5,943)
Change in unrealized loss on investments, net of tax of $212				336		336

Total comprehensive income						339,334

Cash dividends declared, $0.10 per share			(10,500)			(10,500)
Exercise of stock options	31	101,478				101,509
Tax benefit from exercise of stock options		43,488				43,488
Restricted shares earned by directors		233				233
Shares issued pursuant to a stock purchase plan		474				474
Accelerated vesting of stock options		2,413				2,413
Amortization of unearned compensation from stock options		823				823

September 30, 2002	1,066	2,858,596	462,619	(5,943)	—	3,316,338
Net income			441,229			441,229
Additional minimum pension liability, net of tax benefit of $5,246				(8,274)		(8,274)

Total comprehensive income						432,955

Cash dividends declared, $0.10 per share			(10,995)			(10,995)
Exercise of stock options	14	42,550				42,564
Tax benefit from exercise of stock options		14,389				14,389
Stock issued for acquisitions	40	209,409				209,449
Restricted shares earned by directors		345				345
Net shares purchased pursuant to a stock purchase plan		(1,608)				(1,608)
Accelerated vesting of stock options		1,057				1,057
Amortization of unearned compensation from stock options		823				823

September 30, 2003	$1,120	$3,125,561	$892,853	$(14,217)	$—	$4,005,317

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Fiscal year ended September 30,	2003	2002	2001
OPERATING ACTIVITIES
Net income	$441,229	$344,941	$123,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, including amounts charged to cost of goods sold	65,005	58,250	18,604
Amortization, including amounts charged to interest expense	15,438	8,328	6,110
Provision for loss on accounts receivable	46,012	65,664	21,105
Loss on disposal of property and equipment	3,465	3,055	183
Loss on early retirement of debt	4,220	—	—
Equity in losses of affiliates and other	8,015	5,647	10,866
Provision for deferred income taxes	127,157	45,853	24,334
Write-downs of assets	—	—	2,355
Employee stock compensation	1,880	3,236	7,546
Changes in operating assets and liabilities, excluding the effects of acquisitions and disposition:
Accounts receivable	(57,971)	(133,629)	(151,602)
Merchandise inventories	(278,388)	(362,195)	(726,141)
Prepaid expenses and other assets	(23,294)	(11,649)	3,672
Accounts payable, accrued expenses, and income taxes	(1,214)	514,142	613,304
Other	3,261	(5,717)	14

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	354,815	535,926	(45,854)

INVESTING ACTIVITIES
Capital expenditures	(90,554)	(64,159)	(23,363)
Cost of acquired companies, net of cash acquired	(111,981)	(136,223)	—
Cash acquired in Merger, less transaction costs	—	—	133,818
Purchase of equity interests in businesses	—	(4,130)	(6,642)
Proceeds from sales of property and equipment	726	1,698	684
Proceeds from sale of a business	—	—	12,993

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(201,809)	(202,814)	117,490

FINANCING ACTIVITIES
Net repayments under revolving credit and receivables securitization facilities	—	(37,000)	(368,000)
Long-term debt borrowings	300,000	—	1,100,000
Long-term debt repayments	(338,989)	(23,119)	(625,376)
Deferred financing costs and other	(7,282)	1,712	(32,287)
Exercise of stock options	42,564	101,509	30,835
Cash dividends on common stock	(10,995)	(10,500)	—
Common stock purchases for employee stock purchase plan, net	(1,608)	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(16,310)	32,602	105,172

INCREASE IN CASH AND CASH EQUIVALENTS	136,696	365,714	176,808
Cash and cash equivalents at beginning of year	663,340	297,626	120,818

CASH AND CASH EQUIVALENTS AT END OF YEAR	$800,036	$663,340	$297,626

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Note 1. Summary of Significant Accounting Policies

The Company is a wholesale distributor of pharmaceuticals and related healthcare products and services, and also provides pharmaceuticals to long-term care and workers’ compensation patients. For further information on the Company’s operating segments, see Note 12.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AmerisourceBergen Corporation and its majority-owned subsidiaries (the “Company”) as of the dates and for the fiscal years indicated. All intercompany transactions and balances have been eliminated in consolidation.

The Company was formed in connection with the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”) on August 29, 2001 (the “Merger”), as described further in Note 2. As a result of the Merger, AmeriSource and Bergen became wholly-owned subsidiaries of the Company. Effective October 1, 2002, the Company effected an internal reorganization merging several of its subsidiaries. In particular, Bergen was merged with and into AmeriSource and AmeriSource changed its name to AmerisourceBergen Services Corporation. In addition, Bergen Brunswig Drug Company was merged with and into AmeriSource Corporation and AmeriSource Corporation changed its name to AmerisourceBergen Drug Corporation.

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

Concentrations of Credit Risk

The Company sells its merchandise inventories to a large number of customers in the healthcare industry, including independent retail pharmacies, chain drugstores, mail order facilities, health systems and other acute-care facilities, and alternate site facilities such as clinics, nursing homes, and other non-acute care facilities. The financial condition of the Company’s customers, especially those in the health systems and nursing home sectors, can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.

The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the customer base is diverse and geographically widespread. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses based on prior experience and for specific collectibility matters when they arise. Customer trade receivables are considered past due when payments have not been timely remitted in accordance with negotiated terms. The Company writes off balances against the reserve when collectibility is deemed remote. For fiscal 2003, 2002 and 2001, sales to the Federal government, which are principally included in the Pharmaceutical Distribution segment, represented approximately 9%, 9% and 16%, respectively, of operating revenue. No other single customer accounted for more than 10% of the Company’s operating revenue. Revenues generated from the Company’s sales to Medco Health Solutions, Inc. were 12% of total revenue and 98% of bulk deliveries to customer warehouses in fiscal 2003 and 11% of total revenue and 99% of bulk deliveries in fiscal 2002.

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

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 94% and 96% of the Company’s inventories at September 30, 2003 and 2002, respectively, was determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, consolidated inventories would have been approximately $185.6 million and $152.3 million higher than the amounts reported at September 30, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.

Goodwill and Intangible Assets

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as of October 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Accordingly, the Company ceased amortization of all goodwill and intangible assets with indefinite lives as of October 1, 2001. Intangible assets with finite lives, primarily customer lists, non-compete agreements and software technology, will continue to be amortized over their useful lives. Had the Company not amortized goodwill during the fiscal year ended September 30, 2001, net income for that year would have been approximately $0.9 million higher than the reported amount and diluted earnings per share would have been $0.02 higher than the reported amount.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of the Company’s reporting units is based upon, among other things, estimates of future operating performance of the reporting unit being valued. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2003 and 2002 and determined that there was no impairment.

Revenue Recognition

The Company recognizes revenue when products are delivered to customers. Service revenues are recognized as services are performed provided there are no further obligations to the customer. Revenues as reflected in the accompanying consolidated statements of operations are net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when products are returned. The Company’s customer return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for credit.

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

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $381.8 million, $374.5 million and $173.4 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively, are included in distribution, selling and administrative expenses.

Recently Issued Financial Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement clarifies the definition of a liability, as currently defined by FASB Concepts Statement No. 6 “Elements of Financial Statements,” as well as other items. The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability. Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. This interpretation applies to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before February 1, 2003, the adoption of this standard is effective as of December 31, 2003 for a variable interest in special-purpose entities and as of March 31, 2004 for all other variable interest entities. The Company did not create or obtain any variable interest entity after February 1, 2003. The Company is in the process of evaluating the adoption of this standard, as it relates to variable interest entities held by the Company prior to February 1, 2003, but does not believe it will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of accounting for stock-based compensation. As required, the Company adopted the disclosure provisions of this standard.

The Company has a number of stock-related compensation plans, including stock option, stock purchase and restricted stock plans, which are described in Note 8. The Company continues to use the accounting method under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

For purposes of pro forma disclosures, the estimated fair value of the options and shares under the employee stock purchase plan are amortized to expense over their assumed vesting periods.

	Fiscal year ended September 30,
(in thousands, except per share data)	2003	2002	2001
Net income, as reported	$441,229	$344,941	$123,796
Add: Stock-related compensation expense included in reported net income, net of income taxes	642	1,455	4,011
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(19,600)	(12,280)	(25,840)

Pro forma net income	$422,271	$334,116	$101,967

Earnings per share:
Basic, as reported	$4.03	$3.29	$2.16

Basic, pro forma	$3.86	$3.18	$1.78

Diluted, as reported	$3.89	$3.16	$2.10

Diluted, pro forma	$3.73	$3.06	$1.72

The diluted calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the initial recognition and measurement requirements of FIN No. 45 did not have an impact on the Company’s consolidated financial statements.

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

The Company issued options to purchase approximately 3.5 million shares of its common stock in exchange for all of the outstanding options of Bergen, based on a weighted-average fair value of $23.29 per option. The fair value of the options, which amounted to $80.7 million, was determined using the Black-Scholes option-pricing model and was based on a weighted-average exercise price of $36.63 and the following weighted-average assumptions: expected volatility—0.509; expected life—4 years; risk-free interest rate—4.64%; and expected dividend yield—0.21%. For purposes of determining the purchase price, this amount was reduced by approximately $2.4 million, which represents the intrinsic value of the options for approximately 0.3 million shares which were unvested at the merger date; such unearned compensation is being amortized to expense over the vesting period of approximately three years.

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

Of the $2.1 billion of goodwill arising from the Merger, $1.8 billion was allocated to the Pharmaceutical Distribution segment and $271.1 million to the PharMerica segment. During the fiscal year ended September 30, 2002, adjustments were made to reduce goodwill arising from the Merger by $14.4 million for the Pharmaceutical Distribution segment and $2.1 million for the PharMerica segment (see Note 4). Goodwill of $317.9 million is deductible for income tax purposes.

The following table shows the Company’s unaudited pro forma consolidated results of operations for the fiscal year ended September 30, 2001, assuming the Merger had occurred at the beginning of the year (in thousands):

Operating revenue	$34,599,310
Bulk deliveries to customer warehouses	4,532,479

Total revenue	$39,131,789

Net income	$251,936

Earnings per share
Basic	$2.44

Diluted	$2.38

The above unaudited pro forma operating results are based upon the following principal assumptions:

(1)	Bergen’s historical financial results were included for the entire fiscal year.

(2)	Bergen’s historical operating expenses (principally depreciation and amortization) were revised based on the adjustment of the related assets and liabilities to their fair value.

(3)	Historical goodwill amortization expense and goodwill impairment charges were eliminated.

(4)	Interest expense was revised for the effect of the assumed consummation of the aforementioned refinancing at the beginning of the period presented above. Interest for fixed-rate debt was calculated based upon the fixed rates of the new debt, while interest for variable-rate debt was calculated based on the historical benchmark rates (such as LIBOR) plus the spreads set forth in the new bank credit facilities. Historical borrowing levels were adjusted upward to reflect the assumed payment of merger costs, financing costs, and certain executive compensation and benefits on the effective date of the Merger. Amortization of deferred financing costs was adjusted to reflect the costs and terms of the new bank credit facilities and debt issued.

(5)	The provision for income taxes was adjusted for the tax effect of the foregoing pretax adjustments.

(6)	Earnings per share were adjusted to reflect the issuance of the Company’s common stock in connection with the Merger. Diluted earnings per share were also adjusted for the dilutive effect of the Bergen stock options which were outstanding during the periods.

The pro forma operating results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of the actual results which might have occurred had the operations and management of AmeriSource and Bergen been combined during fiscal 2001. In addition, the pro forma operating results do not include any expenses associated with merger-related facility consolidations, employee severance or other integration activities.

Other Acquisitions and Investments

In June 2003, the Company acquired Anderson Packaging Inc. (“Anderson”), a leading provider of physician and retail contracted packaging services to pharmaceutical manufacturers, to expand the Company’s packaging capabilities. The purchase price was approximately $100.1 million, which included the repayment of Anderson debt of $13.8 million and $0.8 million of transaction costs associated with the acquisition. The Company paid part of the purchase price by issuing 814,145 shares of its common stock, as set forth in the acquisition agreement, with an aggregate market value of $55.6 million, which was calculated based on the Company’s closing stock price on the transaction measurement date. The Company paid the remaining purchase price, which was approximately $44.5 million, in cash.

In May 2002, the Company acquired a 20% equity interest in a physician education and management consulting company for $5 million in cash, which was subject to a possible adjustment contingent on the entity achieving defined earnings targets in calendar 2002. Additionally, the Company agreed to acquire, within the next two years, the remaining 80% equity interest. Under the terms of the acquisition agreement, the total purchase price for 100% equity ownership of the entity shall not exceed $100 million and is based on the entity’s earnings during calendar years 2002 through 2004. The Company currently expects to pay between $60 million and $70 million, in the aggregate, for its 100% equity ownership in the entity. The initial 20% investment was accounted for using the equity method of accounting. In April 2003, the Company satisfied the residual contingent obligation for the initial 20% equity interest and agreed to acquire an additional 40% equity interest in the physician education and management consulting company for an aggregate $24.7 million in cash. The Company paid the $24.7 million in two installments prior to September 30, 2003. The acquisition of the remaining 40% equity interest is expected to occur in the second quarter of fiscal 2004 and the purchase price will be based on the calendar 2003 operating results of the physician education and management consulting company. An additional payment may be earned by the selling shareholders under the Company’s current agreement with such shareholders, based on the 2004 operating results of the physician education and management consulting company. The results of operations of the physician education and management consulting company, less minority interest, have been included in the Company’s consolidated statements of operations since the April 2003 acquisition date.

In January 2003, the Company acquired US Bioservices Corporation (“US Bio”), a national pharmaceutical products and services provider focused on the management of high-cost complex therapies and reimbursement support, to expand the Company’s manufacturer service offerings within the specialty pharmaceutical business. The total base purchase price was $160.2 million, which included the repayment of US Bio debt of $14.8 million and $1.5 million of transaction costs associated with the acquisition. The Company paid part of the base purchase price by issuing 2,399,091 shares of its common stock, as set forth in the acquisition agreement, with an aggregate market value of $131.0 million, which was calculated based on an average of the Company’s closing stock price on the two days before and the two days after the transaction measurement date. The Company paid the remaining $29.2 million of the base purchase price in cash. The agreement also provides for contingent payments of up to $27.6 million in cash based on US Bio achieving defined earnings targets through the end of the first quarter of calendar 2004. In July 2003, an initial contingent payment of $2.5 million was paid in cash by the Company.

In January 2003, the Company acquired Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, to enhance the Company’s offerings in the pharmaceutical supply channel. The total base purchase price was $28.4 million, which included $0.7 million of transaction costs associated with the acquisition. The Company paid part of the base purchase price by issuing 401,780 shares of its common stock with an aggregate market value of $22.9 million, which was calculated based on a 30-day average of the Company’s closing stock price for the period ending three days prior to the transaction closing date, as set forth in the acquisition agreement. The remaining base purchase price was paid with $5.5 million of cash. The acquisition agreement also provides for contingent payments of up to a maximum of $55 million based on Bridge achieving defined earnings targets through the end of calendar 2004. The Company intends to pay any contingent amounts that may become due primarily in shares of its common stock. At the closing of the acquisition, the Company issued an additional 401,780 shares of its common stock into an escrow account that may be used for the payment of contingent amounts, if any, that become due in the future. The Company will retire all unused shares, if any, remaining in the escrow account after the end of calendar 2004 upon the completion of the contingent payment determinations.

The following table summarizes the allocation of the purchase price, including transaction costs, based on the fair values of the Anderson, US Bio, Bridge and physician education and management consulting company assets and liabilities at the effective dates of the respective acquisitions (in thousands):

Cash	$6,770
Accounts receivable	60,508
Inventory	17,448
Property and equipment	23,592
Goodwill	172,856
Intangible assets	72,622
Deferred tax assets	17,670
Other assets	2,907
Current and other liabilities	(50,594)

Fair value of net assets acquired	$323,779

Intangible assets of $72.6 million consist of $30.1 million of trade names, which have indefinite lives and are not subject to amortization, $28.2 million of customer relationships, which are being amortized over a weighted average life of 12 years, $10.6 million of non-compete agreements, which are being amortized over a weighted average life of 4 years, and $3.7 million of software, which is being amortized over a three-year life. Deferred tax assets principally relate to net operating losses and research and development costs incurred by Bridge prior to the acquisition.

All of the goodwill associated with the aforementioned acquisitions was assigned to the Pharmaceutical Distribution segment. The goodwill associated with the US Bio and Bridge acquisitions of $109.2 will not be deductible for income tax purposes.

In July 2002, the Company acquired all of the outstanding stock of AutoMed Technologies, Inc. (“AutoMed”), a leading provider of automated pharmacy dispensing equipment, for a cash payment of approximately $120 million, which included the repayment of AutoMed’s debt of approximately $52 million. The agreement and plan of merger provided for contingent payments, not to exceed $55 million, to be made based on AutoMed achieving defined earnings targets through the end of calendar 2004. The initial allocation of the purchase price was based on the estimated fair values of AutoMed’s assets and liabilities at the effective date of the acquisition and was allocated as follows: tangible assets of $22 million, goodwill and identifiable intangible assets of $110 million and liabilities of $12 million. Substantially all of the goodwill and identifiable intangible assets, which were assigned to the Pharmaceutical Distribution segment, are tax deductible.

In June 2003, the Company amended the 2002 agreement under which it acquired AutoMed. Pursuant to the amendment, the former stockholders of AutoMed agreed to eliminate their right to receive up to $55 million in contingent payments based on AutoMed achieving defined earnings targets through the end of calendar 2004. In consideration thereof, the Company paid $9.8 million in July 2003 to the former AutoMed shareholders under the amendment. This amount was recorded as additional purchase price and goodwill. The Company has satisfied its remaining obligations to make payments under the 2002 agreement to acquire AutoMed.

Had the aforementioned acquisitions been consummated at the beginning of the respective fiscal years, the Company’s consolidated total revenue, net income and diluted earnings per share for the fiscal years ended September 30, 2003, 2002 and 2001 would not have been materially different from the reported amounts.

Note 3. Income Taxes

The income tax provision is as follows (in thousands):

	Fiscal year ended September 30,
	2003	2002	2001
Current provision:
Federal	$138,323	$150,487	$46,390
State and local	19,418	30,766	6,137

	157,741	181,253	52,527

Deferred provision:
Federal	111,810	44,574	21,585
State and local	15,347	1,279	2,749

	127,157	45,853	24,334

Provision for income taxes	$284,898	$227,106	$76,861

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal year ended September 30,
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	3.2	3.6	2.9
Other	1.0	1.1	0.4

Effective income tax rate	39.2%	39.7%	38.3%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2003	2002
Inventory	$461,989	$347,218
Property and equipment	17,692	20,648
Goodwill	31,972	11,123
Other	23,029	21,714

Gross deferred tax liabilities	534,682	400,703

Net operating loss and tax credit carryforwards	(70,131)	(42,800)
Capital loss carryforwards	(7,258)	(7,665)
Allowance for doubtful accounts	(70,526)	(74,040)
Accrued expenses	(48,327)	(34,589)
Employee and retiree benefits	(26,228)	(20,181)
Other	(45,527)	(59,944)

Gross deferred tax assets	(267,997)	(239,219)
Valuation allowance for deferred tax assets	49,597	31,187

Gross deferred tax assets, after allowance	(218,400)	(208,032)

Net deferred tax liability	$316,282	$192,671

In fiscal 2003, 2002 and 2001, tax benefits of $14.4 million, $43.5 million and $14.4 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.

As of September 30, 2003, the Company had $42.2 million of potential tax benefits from federal net operating loss carryforwards expiring in 6 to 19 years, and $16.5 million of potential tax benefits from state operating loss carryforwards expiring in 1 to 20 years. As of September 30, 2003, the Company had $11.4 million of federal and state alternative minimum tax credit carryforwards, and $7.3 million of capital loss carryforwards expiring in 1 to 2 years.

In fiscal 2003, the Company increased the valuation allowance on deferred tax assets by $17.7 million due to the uncertainty of realizing several deferred tax assets acquired in connection with the US Bio and Bridge acquisitions. In fiscal 2001, the Company increased the valuation allowance on deferred tax assets by $31.5 million due to the uncertainty of realizing several deferred tax assets acquired in connection with the Merger. These increases were accounted for as components of the initial purchase price allocations in connection with the acquisitions and Merger. Under current accounting rules, any future reduction of the valuation allowance, due to the realization of the related deferred tax assets, will reduce goodwill.

Income tax payments, net of refunds, were $118.4 million, $111.9 million and $14.2 million in the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2003 and 2002 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2001	$1,854,158	$271,100	$2,125,258

Adjustments to the fair value of net assets acquired in connection with the Merger	(14,350)	(2,144)	(16,494)

Goodwill recognized in connection with the acquisition of AutoMed	88,719	—	88,719

Goodwill recognized in connection with the acquisition of other businesses	7,676	—	7,676

Goodwill at September 30, 2002	1,936,203	268,956	2,205,159

Goodwill recognized in connection with the acquisition of Anderson, US Bio, Bridge, a physician education and management consulting company and other businesses	185,554	—	185,554

Goodwill at September 30, 2003	$2,121,757	$268,956	$2,390,713

Following is a summary of other intangible assets (in thousands):

	September 30, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Trade names	$256,732	$—	$256,732	$226,781	$—	$226,781

Amortized intangibles:
Customer lists and other	78,866	(15,038)	63,828	32,838	(6,996)	25,842

Total other intangible assets	$335,598	$(15,038)	$320,560	$259,619	$(6,996)	$252,623

Amortization expense for other intangible assets was $8.0 million, $2.9 million and $1.5 million in the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Amortization expense for other intangible assets is estimated to be $11.2 million in fiscal 2004, $11.3 million in fiscal 2005, $10.3 million in fiscal 2006, $7.6 million in fiscal 2007, $3.6 million in fiscal 2008, and $19.8 million thereafter.

Note 5. Debt

Debt consisted of the following:

	September 30,
Dollars in thousands	2003	2002
Term loan facility at 2.38% and 3.41%, respectively, due 2004 to 2006	$240,000	$300,000
Revolving credit facility, due 2006	—	—
Blanco revolving credit facility at 3.27% and 3.71%, respectively, due 2004	55,000	55,000
AmerisourceBergen securitization financing due 2006	—	—
Bergen 7 3/8% senior notes due 2003	—	150,419
Bergen 7 1/4% senior notes due 2005	99,849	99,758
8 1/8% senior notes due 2008	500,000	500,000
7 1/4% senior notes due 2012	300,000	—
PharMerica 8 3/8% senior subordinated notes due 2008	—	124,532
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	8,425
Bergen 7.80% trust preferred securities due 2039	275,960	275,288
Other	4,920	3,891

Total debt	1,784,154	1,817,313
Less current portion	61,430	60,819

Total, net of current portion	$1,722,724	$1,756,494

Long-Term Debt

In November 2002, the Company issued $300 million of 7  1/4% senior notes due November 15, 2012 (the “7  1/4% Notes”). The 7  1/4% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7  1/4% Notes is payable on May 15 and November 15 of each year. The Company used the net proceeds of the 7  1/4% Notes to repay $15 million of the term loan in December 2002, to repay $150 million in aggregate principal of the Bergen 7  3/8% senior notes in January 2003 and redeem the PharMerica 8  3/8% senior subordinated notes due 2008 (the “8  3/8% Notes”) at a redemption price equal to 104.19% of the $123.5 million principal amount in April 2003. The cost of the redemption premium of $5.2 million, less $1.0 million representing the unamortized premium on the 8 3/8% Notes, is reflected in the Company’s consolidated statement of operations for the fiscal year ended September 30, 2003 as a loss on the early retirement of debt. In connection with the issuance of the 7  1/4% Notes, the Company incurred approximately $5.7 million of costs which were deferred and are being amortized over the ten-year term of the notes.

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

In connection with the Merger, the Company entered into a senior secured credit agreement (the “Senior Credit Agreement”) with a syndicate of lenders. The Senior Credit Agreement refinanced the senior secured credit agreements of AmeriSource and Bergen existing at the Merger date. The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled quarterly maturities which began in December 2002, totaling $60 million in each of fiscal 2003 and 2004, $80 million in fiscal 2005 and $100 million in fiscal 2006. The Company paid the scheduled quarterly maturities of $60 million in fiscal 2003. There were no borrowings outstanding under the Revolving Facility at September 30, 2003 and 2002. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings; such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime (1.25% over LIBOR and 0.25% over prime at September 30, 2003). Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.9 million at September 30, 2003). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at rates based on the Company’s debt ratings: such rates range from 0.250% to 0.500% of the unused availability (0.300% at September 30, 2003). The Company may choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables which were previously sold into the AmeriSource and Bergen receivables securitization facilities and currently are sold into the ABC securitization facility (all as described below), collateralize the Senior Credit Agreement.

The Blanco revolving credit facility (“Blanco Facility”), held by the Company’s Puerto Rican subsidiary, is a $55 million bank revolving credit facility that expires in May 2004. Borrowings under the facility, which were $55 million at September 30, 2003 and 2002, bear interest at 0.35% above LIBOR and are secured by a standby letter of credit under the Senior Credit Agreement for which the Company incurs a fee of 1.625%.

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

In connection with issuing the 8  1/8% Notes and entering into the Senior Credit Agreement, the Company incurred approximately $24.0 million of costs, which were deferred and are being amortized over the term of the respective issues.

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

In connection with the Merger, the Company also assumed the following Bergen long-term debt:

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

The Bergen 7  3/8% Notes and the Bergen 7  1/4% Notes are unsecured and carry aggregate principal amounts of $150 million and $100 million, respectively, and are not redeemable prior to maturity, and are not entitled to any sinking fund. Interest is payable on January 15 and July 15 of each year for the Bergen 7  3/8% Notes and on June 1 and December 1 of each year for the Bergen 7  1/4% Notes. As discussed above, the Bergen 7  3/8% Notes were repaid in January 2003.

In connection with the purchase price allocation, the carrying values of the Bergen 7  3/8% Notes, Bergen 7  1/4% Notes and 8  3/8% Notes were adjusted to fair values based on quoted market prices on the date of the Merger. The difference between the fair values and the face amounts of the Bergen 7  3/8% Notes and the 8  3/8% Notes were being amortized as a net reduction of interest expense over the remaining terms of the borrowings prior to the respective repayment and redemption thereof. The difference between the fair value and the face amount of the Bergen 7  1/4% Notes is being amortized as a net reduction of interest expense over the remaining term.

During November 2001, the Company redeemed substantially all of its $20.6 million outstanding 7% Debentures. The redemption offer was required as a result of the Merger.

Interest on the unsecured $8.4 million outstanding Bergen 6  7/8% Debentures is paid on January 15 and July 15 of each year.

The Blanco Facility, which expires in May 2004, is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at September 30, 2003 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, since borrowings under the Blanco Facility are secured by a standby letter of credit under the Senior Credit Agreement, the Company is effectively financing this debt on a long-term basis through that arrangement.

Receivables Securitization Financing

In July 2003, the Company entered into a new $1.05 billion receivables securitization facility (“ABC Securitization Facility”) and terminated the existing AmeriSource and Bergen securitization facilities. In connection with the ABC Securitization Facility, AmerisourceBergen Drug Corporation (“ABDC”) sells on a revolving basis certain accounts receivable to a wholly-owned special purpose entity (“ARFC”), which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the ABC Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. Under the terms of the ABC Securitization Facility, a $550 million tranche has an expiration date of July 2006 (the three-year tranche) and a $500 million tranche expires in July 2004 (the 364-day tranche). The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points for the three-year tranche and 45 basis points for the 364-day tranche. The Company pays a commitment fee of 30 basis points and 25 basis points on any unused credit with respect to the three-year tranche and the 364-day tranche, respectively. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the ABC Securitization Facility are applied on a pro-rata basis to the $550 million and $500 million tranches. In connection with entering into the ABC Securitization Facility, the Company incurred approximately $2.4 million of costs which were deferred and are being amortized over the life of the ABC Securitization Facility. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The agreement governing the ABC Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

The Company previously utilized the receivables securitization facilities initiated by AmeriSource (the “ARFC Securitization Facility”) and Bergen (the “Blue Hill Securitization Program”). In connection with an internal reorganization on October 1, 2002 (see Note 1), both of these securitization facilities were amended to permit such reorganization and to provide for the designation of the trade receivables of the merged ABDC that would be sold into the ARFC Securitization Facility and the Blue Hill Securitization Program.

The ARFC Securitization Facility previously provided a total borrowing capacity of $400 million. In connection with the ARFC Securitization Facility, ABDC sold on a revolving basis certain accounts receivable to ARFC, which in turn sold a percentage ownership interest in the receivables to a commercial paper conduit sponsored by a financial institution. ABDC was the servicer of the accounts receivable under the ARFC Securitization Facility. After the maximum limit of receivables sold had been reached and as sold receivables were collected, additional receivables may have been sold up to the maximum amount receivable under the facility. The ARFC Securitization Facility had an expiration date of May 2004, prior to its termination. Interest was at a rate at which funds were obtained by the financial institution to fund the receivables (short-term commercial paper rates) plus a program fee of 38.5 basis points. In order to borrow available amounts under this securitization facility, a back-up 364-day liquidity facility was required to be in place. ABDC was required to pay a commitment fee of 25 basis points on any unused credit in excess of $25 million. At September 30, 2002, there were no borrowings outstanding under the ARFC Securitization Facility.

The Blue Hill Securitization Program previously provided a total borrowing capacity of $450 million. In connection with the Blue Hill Securitization Program, ABDC sold on a revolving basis certain accounts receivable to a 100%-owned special purpose entity (“Blue Hill”), which in turn sold a percentage ownership interest in the receivables to a commercial paper conduit sponsored by a financial institution. ABDC was the servicer of the accounts receivable under the Blue Hill Securitization Program. After the maximum limit of receivables sold had been reached and as sold receivables were collected, additional receivables may have been sold up to the maximum amount receivable under the program. The Blue Hill Securitization Program had an expiration date of December 2005, prior to its termination. Interest was at short-term commercial paper rates plus a program fee of 75 basis points. ABDC was required to pay a commitment fee of 25 basis points on any unused credit. At September 30, 2002, there were no borrowings outstanding under the Blue Hill Securitization Program.

Transactions under the ARFC Securitization Facility and the Blue Hill Securitization Program were accounted for as borrowings in accordance with SFAS No. 140.

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

Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security. Cash distributions are classified as interest expense in the accompanying consolidated statements of operations. The Company, under certain conditions, may cause the Trust to defer the payment of distributions for successive periods of up to 20 consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly at an annual rate of 7.80%. Also during such periods, the Company may not declare or pay distributions on its capital stock; may not redeem, purchase or make a liquidation payment on any of its capital stock; and may not make interest, principal or premium payments on, or repurchase or redeem, any of its debt securities that rank equal with or junior to the Subordinated Notes.

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

The Subordinated Notes and the related Trust investment in the Subordinated Notes have been eliminated in consolidation and the Trust Preferred Securities are reflected as outstanding debt in the accompanying consolidated balance sheets.

Other Information

Scheduled future principal payments of long-term debt are $116.4 million in fiscal 2004, $180.6 million in fiscal 2005, $100.7 million in fiscal 2006, $0.7 million in fiscal 2007, $800.7 million in fiscal 2008 and $585.1 million thereafter.

Interest paid on the above indebtedness, including distributions made on the Trust Preferred Securities, during the fiscal years ended September 30, 2003, 2002 and 2001 was $134.2 million, $137.9 million and $50.9 million, respectively.

Total amortization of financing fees and expenses, as well as the premiums and discounts related to the adjustment of the carrying values of certain Bergen debt to fair value in connection with the Merger, for the fiscal years ended September 30, 2003, 2002 and 2001 was $7.4 million, $5.4 million, and $3.1 million, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations.

Note 6. Stockholders’ Equity and Earnings per Share

The authorized capital stock of the Company consists of 300,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).

The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2003.

Upon the merger of AmeriSource and Bergen in August 2001, all outstanding shares of AmeriSource Class A, Class B and Class C common stock were exchanged for shares of the Company’s Common Stock on a one-for-one basis.

The holders of the Company’s Common Stock are entitled to one vote per share and have the exclusive right to vote for the board of directors and for all other purposes as provided by law. Subject to the rights of holders of the Company’s Preferred Stock, holders of Common Stock are entitled to receive ratably on a per share basis such dividends and other distributions in cash, stock or property of the Company as may be declared by the board of directors from time to time out of the legally available assets or funds of the Company. The Company has paid quarterly dividends of $0.025 per share on Common Stock since the first quarter of fiscal 2002.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options. Additionally, the calculations consider the 5% convertible subordinated notes (see Note 5) as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders. The following table (in thousands) is a reconciliation of the numerator and denominator of the computation of basic and diluted earnings per share.

	Fiscal year ended September 30,
	2003	2002	2001
Net income	$441,229	$344,941	$123,796
Interest expense - convertible subordinated notes, net of income taxes	9,997	9,922	8,112

Income available to common stockholders	$451,226	$354,863	$131,908

Weighted average common shares outstanding - basic	109,513	104,935	57,185
Effect of dilutive securities:
Options to purchase common stock	777	1,629	1,076
Convertible subordinated notes	5,664	5,664	4,546

Weighted average common shares outstanding - diluted	115,954	112,228	62,807

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

The Company has an unfunded supplemental executive retirement plan for its former Bergen officers and key employees. This plan is a “target” benefit plan, with the annual lifetime benefit based upon a percentage of salary during the five final years of pay at age 62, offset by several other sources of income including benefits payable under a prior supplemental retirement plan. During fiscal 2002, the plan was closed to new participants and benefits that can be earned by active participants were limited.

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal year ended September 30,
	2003	2002
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$79,078	$85,026
Service cost	4,169	5,644
Interest cost	5,642	6,038
Actuarial losses	14,358	4,655
Benefit payments	(4,236)	(9,882)
Change due to amendments of plans	—	(12,689)
Other	—	286

Benefit obligation at end of year	$99,011	$79,078

Change in Plan Assets:
Fair value of plan assets at beginning of year	$51,584	$51,389
Actual return on plan assets	2,855	(1,356)
Employer contributions	7,163	6,652
Expenses	(761)	(1,117)
Benefit payments	(4,236)	(3,984)

Fair value of plan assets at end of year	$56,605	$51,584

Funded Status and Amounts Recognized:
Funded status	$(42,406)	$(27,494)
Unrecognized net actuarial loss	30,977	14,582
Unrecognized prior service cost	542	692

Net amount recognized	$(10,887)	$(12,220)

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$(34,805)	$(22,763)
Intangible asset	542	692
Accumulated other comprehensive loss	23,376	9,851

Net amount recognized	$(10,887)	$(12,220)

Weighted average assumptions used in computing the funded status of the plans were as follows:

	2003	2002	2001
Discount rate	6.00%	7.00%	7.50%
Rate of increase in compensation levels	4.00%	5.50%	5.75%
Expected long-term rate of return on assets	8.00%	8.75%	10.00%

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal year ended September 30,
	2003	2002	2001
Components of Net Periodic Benefit Cost:
Service cost	$4,735	$5,731	$4,571
Interest cost on projected benefit obligation	5,644	6,038	4,746
Expected return on plan assets	(5,082)	(5,390)	(5,486)
Amortization of prior service cost	150	361	377
Recognized net actuarial loss	722	755	298
Loss due to amendments of plans	—	864	—

Net periodic pension cost of defined benefit pension plans	6,169	8,359	4,506
Net pension cost of multi-employer plans	1,673	1,141	520

Total pension expense	$7,842	$9,500	$5,026

Plan assets at September 30, 2003 are invested principally in listed stocks, corporate and government bonds, and cash equivalents. As of September 30, 2003 and 2002, all of the Company-sponsored defined benefit pension plans had projected and accumulated benefit obligations in excess of plan assets.

The Company owns life insurance covering substantially all of the participants in the Bergen supplemental retirement plans. At September 30, 2003, the policies have an aggregate cash surrender value of approximately $33.4 million (which is included in other assets in the accompanying consolidated balance sheet) and an aggregate death benefit of approximately $55.0 million.

Postretirement Benefit Plans

The Company provides medical benefits to certain retirees, principally former employees of Bergen. Employees became eligible for such postretirement benefits after meeting certain age and years of service criteria. During fiscal 2002, the plans were closed to new participants and benefits that can be earned by active participants were limited. As a result of special termination benefit packages previously offered, the Company also provides dental and life insurance benefits to a limited number of retirees and their dependents. These benefit plans are unfunded.

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal year ended September 30,
	2003	2002
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$16,891	$17,069
Interest cost	1,374	1,306
Actuarial losses (gains)	4,127	(15)
Benefit payments	(1,831)	(1,469)

Benefit obligation at end of year	$20,561	$16,891

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,831	1,469
Benefit payments	(1,831)	(1,469)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(20,561)	$(16,891)
Unrecognized net actuarial loss (gain)	3,853	(168)

Net amount recognized	$(16,708)	$(17,059)

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$(16,708)	$(17,059)

Weighted average assumptions used in computing the funded status of the plans were as follows:

	2003	2002
Discount rate	6%	7%
Health care trend rate	5 - 13%	5 - 11%

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans in (in thousands):

	Fiscal year ended September 30,
	2003	2002
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$1,374	$1,306
Amortization of prior service cost	133	—
Recognized net actuarial loss	(28)	(17)

Total postretirement benefit expense	$1,479	$1,289

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

PharMerica sponsors a Profit Sharing Plan, which is a defined contribution 401(k) plan, which is generally available to its employees with 90 days of service and excludes those employees covered under a collective bargaining agreement. Eligible participants may contribute 1% to 15% of their pretax compensation. PharMerica contributes $0.50 for each $1.00 invested by the participant up to the first 4% of the participant’s contribution but not exceeding 2% of the participant’s compensation. All contributions are invested at the direction of the employee in one or more investment funds. Employee contributions vest immediately and employer contributions vest based on a cliff vesting scale.

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

Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2003, 2002 and 2001 amounted to $17.3 million, $10.9 million and $2.2 million, respectively.

Deferred Compensation Plan

The Company adopted Bergen’s deferred compensation plan. This unfunded plan, under which 740,000 shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan at September 30, 2003.

Note 8. Stock Compensation Plans

Stock Option Plans

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to account for stock-based compensation under APB Opinion No. 25 (“APB 25”) and its related interpretations. Under APB 25, generally, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

At September 30, 2003, there were outstanding options to purchase 8.3 million shares of Common Stock under the aforementioned plans. Options for an additional 4.8 million shares may be granted under these plans.

All outstanding stock options granted prior to February 15, 2001 under the above plans became fully vested on the day before the Merger, and generally became exercisable on August 28, 2002. As a result of the accelerated vesting of AmeriSource stock options, the Company recorded a charge of $1.1 million, $2.1 million and $6.5 million in fiscal 2003, 2002, and 2001, respectively. The fiscal 2003 charge was classified as distribution, selling and administrative in the accompanying consolidated statements of operations and the fiscal 2002 and 2001 charges were classified as merger costs (see Note 10) in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity and related information for its option plans for the fiscal years ended September 30 follows:

	2003		2002		2001
	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	7,801	$53	8,756	$42	3,634	$24
Acquired in Merger	—	—	240	47	3,465	37
Granted	2,430	56	2,173	70	3,220	56
Exercised	(1,385)	33	(3,046)	33	(1,326)	23
Forfeited	(591)	67	(322)	63	(237)	27

Outstanding at end of year	8,255	$56	7,801	$53	8,756	$42

Exercisable at end of year	3,616	$49	4,002	$40	2,921	$39

A summary of the status of options outstanding at September 30, 2003 follows:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number (000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000’s)	Weighted Average Exercise Price
$12 - $ 35	956	5 years	$23	949	$23
$38 - $ 54	1,267	7 years	46	1,077	44
$55 - $ 60	2,363	9 years	55	127	57
$63 - $ 70	1,688	8 years	65	935	65
$71 - $ 76	1,937	9 years	71	484	71
$77 - $108	44	4 years	93	44	94

Total	8,255	8 years	$56	3,616	$49

Employee Stock Purchase Plan

In February 2002, the stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan (the “Plan” or “ESPP”), under which up to an aggregate of 4,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under the Plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 85% of the fair market value of the stock on the first or last business day of each six-month purchase period, whichever is lower. Each participant is limited to $25,000 of purchases during each calendar year. The initial purchase period began on July

1, 2002 and ended on December 31, 2002. The second purchase period began on January 1, 2003 and ended on June 30, 2003. The Company acquired 53,039 shares and 51,326 shares from the open market for issuance to participants in connection with the first and second ESPP purchase periods, respectively. As of September 30, 2003, the Company has withheld $1.7 million from eligible employees for the purchase of Common Stock in connection with the third purchase period, which began on July 1, 2003.

Pro Forma Disclosures

Pro forma disclosures, as required by SFAS No. 123, regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options under the fair value method.

The fair values for the Company’s options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended September 30, 2003, 2002 and 2001: a risk-free interest rate ranging from 2.22% to 5.07%; expected dividend yield ranging from 0.0% to 0.2%; a volatility factor of the expected market price of the Company’s Common Stock ranging from .335 to .497 and a weighted average expected life of the options of 5 years. The weighted average fair value of options granted during the years ended September 30, 2003, 2002 and 2001 was $20.36, $25.96 and $27.00, respectively.

Note 9. Leases

At September 30, 2003, future minimum payments totaling $182.7 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2004 - $52.4 million; 2005 - $44.5 million; 2006 - $33.8 million; 2007 - $19.5 million; 2008 - $10.7 million; and thereafter - $21.8 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense was $61.7 million in fiscal 2003, $59.7 million in fiscal 2002 and $22.4 million in fiscal 2001.

Note 10. Facility Consolidations and Employee Severance and Merger Costs

Facility Consolidations and Employee Severance

In connection with the Merger, the Company developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. During fiscal 2003, the Company began construction activities on three of its new facilities and completed two of the seven facility expansions. During fiscal 2003 and 2002, the Company closed six and seven distribution facilities, respectively. The Company anticipates closing three additional facilities in fiscal 2004.

In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, consisting of six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the Merger purchase price allocation. During the fiscal year ended September 30, 2003, severance accruals of $1.8 million recorded in September 2001 were reversed into income because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company. The severance expense in fiscal 2001 included $1.1 million associated with the acceleration of stock option vesting.

During the fiscal year ended September 30, 2002, the Company announced further integration initiatives relating to the closure of Bergen’s repackaging facility and the elimination of certain Bergen administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $19.2 million, which included $15.8 million of severance for approximately 310 employees to be terminated, $1.6 million for lease cancellation costs, and $1.8 million for the write-down of assets related to the facilities to be closed, resulted in additional goodwill being recorded during fiscal 2002. At September 30, 2003, substantially all of the 310 employees have been terminated.

Since September 2002, the Company has announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). As of September 30, 2003, the six facilities were closed. During the fiscal year ended September 30, 2003, the Company recorded severance costs of $10.3 million and lease cancellation costs of $1.1 million relating to the fiscal 2003 initiatives. Employee severance and lease cancellation costs related to the fiscal 2003 initiatives have been recognized in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Employee severance costs are generally expensed during the employee service period and lease cancellation and other costs are generally expensed when the Company becomes contractually bound to pay such costs. In future quarters, the Company expects to incur an additional $1.0 million of employee severance costs relating to the fiscal 2003 initiatives. As of September 30, 2003, approximately 520 employees had been provided termination notices as a result of the fiscal 2003 initiatives, of which 490 were terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2001 to September 30, 2003 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2001	$5,259	$1,997	$7,256

Amounts charged to goodwill	15,795	1,616	17,411

Payments made	(12,898)	(2,658)	(15,556)

Balance as of September 30, 2002	8,156	955	9,111

Expense recorded	10,318	1,112	11,430

Payments made	(11,785)	(1,986)	(13,771)

Employee severance reduction	(1,754)	—	(1,754)

Balance as of September 30, 2003	$4,935	$81	$5,016

Merger Costs

In connection with its acquisition of Bergen, the Company expensed merger-related costs of $24.2 million in fiscal 2002 and $13.1 million in fiscal 2001, respectively.

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

Note 11. Legal Matters and Contingencies

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

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of September 30, 2003, the Company has an accrued liability of $0.9 million that represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

Government Investigation

In June 2000, the Company learned that the U.S. Department of Justice had commenced an investigation focusing on the activities of a customer that illegally resold merchandise purchased from the Company and on the Company’s business relationship with that customer. The Company was contacted initially by the government at that time and cooperated fully. The Company had discontinued doing business with the customer in question in February 2000, after concluding this customer had demonstrated suspicious purchasing behavior. From 2001 until recently, the Company had no further contact with the government on this investigation. In September 2003, the Company learned that a former employee of the Company pled guilty to charges arising from his involvement with this customer. In November 2003, the Company was contacted by the U.S. Attorney’s Office in Sacramento, California, for some additional information relating to the investigation. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this investigation at this time.

ABDC Matter

In January 2002, Bergen Brunswig Drug Company (now known as AmerisourceBergen Drug Corporation) was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. (“Bracco”). The complaint, which includes claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. Bracco also tried to amend the complaint to include a federal racketeering claim. Bracco’s motion to amend the complaint was denied by the Court. The Company has answered the remaining counts of the complaint. Fact discovery has been completed but expert discovery is still ongoing.

PharMerica Matter

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received “recycled” medications from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs allege that it was a deceptive trade practice under Hawaii law to sell “recycled” medications (i.e., medications that had previously been dispensed and then returned to the pharmacy) without disclosing that the medications were “recycled.” In September, 2003, the Hawaii Circuit Court heard and granted the plaintiffs’ motion to certify the case as a class action. The class consists of consumers who purchased drugs in product lines in which recycling occurred, but those product lines have not yet been identified. PharMerica intends to vigorously defend itself against the claims raised in this class action. It is PharMerica’s position that the class members suffered no harm and are not entitled to recover any damages. PharMerica is not aware of any evidence, or any specific claim, that any particular class member received medications that were ineffective because they had been “recycled.” Discovery in this case is ongoing.

Note 12. Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Corporation (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”). ABDC includes the full-service wholesale pharmaceutical distribution facilities and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, alternate care and mail order facilities and independent and chain retail pharmacies. ABDC, directly and through subsidiaries and affiliates, including American Health Packaging, Anderson Packaging, AutoMed Technologies, Bridge Medical and Pharmacy Healthcare Solutions, also provides promotional, packaging, inventory management, pharmacy automation, bedside medication safety software and information services to its customers and healthcare product manufacturers. ABSG sells specialty pharmaceutical products and services to physicians, clinics, patients and other providers in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics, reimbursement consulting services, physician education consulting and other services to healthcare product manufacturers.

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

All of the Company’s operations are located in the United States, except for an ABDC subsidiary which operates in Puerto Rico and a subsidiary of AutoMed which operates in Canada.

The following tables present segment information for the periods indicated (dollars in thousands):

	Revenue
Fiscal year ended September 30,	2003	2002	2001
Pharmaceutical Distribution	$44,731,200	$39,539,858	$15,770,042
PharMerica	1,608,203	1,475,028	116,719
Intersegment eliminations	(802,714)	(774,172)	(64,126)

Operating revenue	45,536,689	40,240,714	15,822,635
Bulk deliveries to customer warehouses	4,120,639	4,994,080	368,718

Total revenue	$49,657,328	$45,234,794	$16,191,353

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. For further information regarding the nature of bulk deliveries, which only occur in the Pharmaceutical Distribution segment (see Note 1). Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
Fiscal year ended September 30,	2003	2002	2001
Pharmaceutical Distribution	$788,193	$659,208	$274,209
PharMerica	103,843	83,464	6,472
Merger costs, facility consolidations and employee severance, and environmental remediation (“special items”)	(8,930)	(24,244)	(21,305)

Total operating income	883,106	718,428	259,376
Equity in losses of affiliates and other	(8,015)	(5,647)	(10,866)
Interest expense	(144,744)	(140,734)	(47,853)
Loss on early retirement of debt	(4,220)	—	—

Income before taxes	$726,127	$572,047	$200,657

Segment operating income is evaluated before equity in losses of affiliates, interest expense, and special items. All corporate office expenses are allocated to the two reportable segments.

	Identifiable Assets
At September 30,	2003	2002
Pharmaceutical Distribution	$11,464,459	$10,626,697
PharMerica	575,666	586,315

Total assets	$12,040,125	$11,213,012

	Depreciation & Amortization
Fiscal year ended September 30,	2003	2002	2001
Pharmaceutical Distribution	$53,398	$44,321	$19,793
PharMerica	17,593	16,830	1,796

Total depreciation and amortization	$70,991	$61,151	$21,589

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which is included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2003	2002	2001
Pharmaceutical Distribution	$70,207	$44,071	$22,552
PharMerica	20,347	20,088	811

Total capital expenditures	$90,554	$64,159	$23,363

Note 13. Disclosure About Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at September 30, 2003 and 2002 approximate fair value. The fair values of the Company’s debt is estimated based on the market prices of these instruments. The recorded amount of debt (see Note 5) and the corresponding fair value as of September 30, 2003 were $1,784,154 and $1,904,385, respectively. The recorded amount of debt (see Note 5) and the corresponding fair value as of September 30, 2002 were $1,817,313 and $2,007,348, respectively.

Note 14. Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)
	Fiscal year ended September 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Operating revenue	$11,106,905	$11,213,959	$11,482,571	$11,733,254	$45,536,689
Bulk deliveries to customer warehouses	1,327,628	948,582	938,100	906,329	4,120,639

Total revenue	12,434,533	12,162,541	12,420,671	12,639,583	49,657,328

Gross profit	521,425	581,189	560,379	584,166	2,247,159
Distribution, selling and administrative expenses, depreciation and amortization	334,951	340,632	328,293	351,247	1,355,123
Facility consolidations and employee severance (see Note 10)	(1,381)	4,005	3,880	2,426	8,930

Operating income	187,855	236,552	228,206	230,493	883,106

Net income	92,739	116,414	112,546	119,530	441,229

Earnings per share - basic	.87	1.06	1.02	1.07	4.03
Earnings per share - diluted	.84	1.03	.99	1.04	3.89

(in thousands, except per share amounts)
	Fiscal year ended September 30, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Operating revenue	$9,686,276	$9,918,609	$10,278,327	$10,357,502	$40,240,714
Bulk deliveries to customer warehouses	1,382,504	1,025,658	1,342,500	1,243,418	4,994,080

Total revenue	11,068,780	10,944,267	11,620,827	11,600,920	45,234,794

Gross profit	471,433	514,493	509,929	528,619	2,024,474
Distribution, selling and administrative expenses, depreciation and amortization	312,639	318,978	319,039	331,146	1,281,802
Merger costs (see Note 10)	7,497	4,741	8,147	3,859	24,244

Operating income	151,297	190,774	182,743	193,614	718,428

Net income	67,883	91,874	90,224	94,960	344,941

Earnings per share - basic	.65	.88	.86	.89	3.29
Earnings per share - diluted	.63	.84	.82	.86	3.16

Note 15. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8  1/8% Notes, 7 ¼% Notes and 5% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of either the 8  1/8% Notes, 7 ¼% Notes and/or the 5% Notes being referred to collectively as the “Guarantor Subsidiaries”). The Company’s 8  1/8% Notes, 7 ¼% Notes and 5% Notes each are guaranteed by Guarantor Subsidiaries whose total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities, in each case, exceeded a majority of the consolidated total of such items as of or for the periods reported. The only subsidiaries of the Company that are not guarantors of either the 8  1/8% Notes, the 7 ¼% Notes and/or the 5% Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entities described in Note 5; (b) Capital I Trust, the issuer of the Trust Preferred Securities; and (c) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2003 and 2002 and the related statements of operations and cash flows for each of the three years in the period ended September 30, 2003.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$572,908	$169,323	$57,805	$—	$800,036
Accounts receivable, net	—	214,799	2,080,638	—	2,295,437
Merchandise inventories	—	5,685,521	48,316	—	5,733,837
Prepaid expenses and other	200	27,850	1,158	—	29,208

Total current assets	573,108	6,097,493	2,187,917	—	8,858,518

Property and equipment, net	—	352,322	848	—	353,170
Goodwill	—	2,372,060	18,653	—	2,390,713
Intangibles, deferred charges and other	25,247	396,497	325,258	(309,278)	437,724
Intercompany investments and advances	4,286,127	1,709,312	(1,986,533)	(4,008,906)	—

Total assets	$4,884,482	$10,927,684	$546,143	$(4,318,184)	$12,040,125

Current liabilities:
Accounts payable	$—	$5,388,587	$5,182	$—	$5,393,769
Accrued expenses and other	13,365	729,054	10,688	—	753,107
Current portion of long-term debt	60,000	1,430	—	—	61,430
Accrued income taxes	(130,018)	177,814	—	—	47,796

Total current liabilities	(56,653)	6,296,885	15,870	—	6,256,102

Long-term debt, net of current portion	1,280,000	387,724	355,000	(300,000)	1,722,724
Other liabilities	—	52,861	3,121	—	55,982

Stockholders’ equity	3,661,135	4,190,214	172,152	(4,018,184)	4,005,317

Total liabilities and stockholders’ equity	$4,884,482	$10,927,684	$546,143	$(4,318,184)	$12,040,125

	September 30, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$416,002	$172,058	$75,280	$—	$663,340
Accounts receivable, net	3,315	243,587	1,975,254	—	2,222,156
Merchandise inventories	—	5,387,288	50,590	—	5,437,878
Prepaid expenses and other	218	25,082	963	—	26,263

Total current assets	419,535	5,828,015	2,102,087	—	8,349,637

Property and equipment, net	—	281,682	896	—	282,578
Goodwill	—	2,202,023	3,136	—	2,205,159
Intangibles, deferred charges and other	26,082	348,657	310,791	(309,892)	375,638
Intercompany investments and advances	3,568,716	1,684,081	(1,439,566)	(3,813,231)	—

Total assets	$4,014,333	$10,344,458	$977,344	$(4,123,123)	$11,213,012

Current liabilities:
Accounts payable	$—	$5,350,189	$18,771	$(1,123)	$5,367,837
Accrued expenses and other	10,819	626,373	1,714	—	638,906
Current portion of long-term debt	60,000	819	—	—	60,819
Accrued income taxes	(62,360)	94,315	—	—	31,955

Total current liabilities	8,459	6,071,696	20,485	(1,123)	6,099,517

Long-term debt, net of current portion	1,040,000	661,494	355,000	(300,000)	1,756,494
Other liabilities	—	40,038	625	—	40,663

Stockholders’ equity	2,965,874	3,571,230	601,234	(3,822,000)	3,316,338

Total liabilities and stockholders’ equity	$4,014,333	$10,344,458	$977,344	$(4,123,123)	$11,213,012

SUMMARY CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$45,268,417	$268,272	$—	$45,536,689
Bulk deliveries to customer warehouses	—	4,120,605	34	—	4,120,639

Total revenue	—	49,389,022	268,306	—	49,657,328
Cost of goods sold	—	47,168,325	241,844	—	47,410,169

Gross profit	—	2,220,697	26,462	—	2,247,159
Operating expenses:
Distribution, selling and administrative	—	1,340,599	(56,467)	—	1,284,132
Depreciation	—	62,591	358	—	62,949
Amortization	—	7,195	847	—	8,042
Facility consolidations and employee severance costs	—	8,930	—	—	8,930

Operating income	—	801,382	81,724	—	883,106
Equity in losses of affiliates and other	—	6,542	1,473	—	8,015
Interest expense (income)	(125,772)	239,382	31,134	—	144,744
Loss on early retirement of debt	—	4,220	—	—	4,220

Income before taxes and equity in earnings of subsidiaries	125,772	551,238	49,117	—	726,127
Income taxes	49,342	216,380	19,176	—	284,898
Equity in earnings of subsidiaries	364,799	—	—	(364,799)	—

Net income	$441,229	$334,858	$29,941	$(364,799)	$441,229

	Fiscal year ended September 30, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$39,996,479	$244,235	$—	$40,240,714
Bulk deliveries to customer warehouses	—	4,994,051	29	—	4,994,080

Total revenue	—	44,990,530	244,264	—	45,234,794
Cost of goods sold	—	42,988,377	221,943	—	43,210,320

Gross profit	—	2,002,153	22,321	—	2,024,474
Operating expenses:
Distribution, selling and administrative	—	1,272,121	(51,470)	—	1,220,651
Depreciation	—	57,896	354	—	58,250
Amortization	—	2,848	53	—	2,901
Merger costs	—	24,244	—	—	24,244

Operating income	—	645,044	73,384	—	718,428
Equity in losses of affiliates and other	—	5,647	—	—	5,647
Interest expense	—	98,208	42,526	—	140,734

Income before taxes and equity in earnings of subsidiaries	—	541,189	30,858	—	572,047
Income taxes	—	215,789	11,317	—	227,106
Equity in earnings of subsidiaries	344,941	—	—	(344,941)	—

Net income	$344,941	$325,400	$19,541	$(344,941)	$344,941

	Fiscal year ended September 30, 2001
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$15,784,472	$38,163	$—	$15,822,635
Bulk deliveries to customer warehouses	—	368,671	47	—	368,718

Total revenue	—	16,153,143	38,210	—	16,191,353
Cost of goods sold	—	15,456,783	34,452	—	15,491,235

Gross profit	—	696,360	3,758	—	700,118
Operating expenses:
Distribution, selling and administrative	—	451,941	(54,093)	—	397,848
Depreciation	—	18,526	78	—	18,604
Amortization	—	2,985	—	—	2,985
Merger costs, facility consolidations and employee severance, and environmental remediation	—	21,305	—	—	21,305

Operating income	—	201,603	57,773	—	259,376
Equity in losses of affiliates and other	—	10,866	—	—	10,866
Interest expense	—	2,982	44,871	—	47,853

Income before taxes and equity in earnings of subsidiaries	—	187,755	12,902	—	200,657
Income taxes	—	72,406	4,455	—	76,861
Equity in earnings of subsidiaries	123,796	—	—	(123,796)	—

Net income	$123,796	$115,349	$8,447	$(123,796)	$123,796

SUMMARY CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$441,229	$334,858	$29,941	$(364,799)	$441,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(420,085)	81,318	(112,446)	364,799	(86,414)

Net cash provided by (used in) operating activities	21,144	416,176	(82,505)	—	354,815

Capital expenditures	—	(90,362)	(192)	—	(90,554)
Cost of acquired companies, net of cash acquired	—	(91,690)	(20,291)	—	(111,981)
Other	—	726	—	—	726

Net cash used in investing activities	—	(181,326)	(20,483)	—	(201,809)

Long-term debt borrowings	300,000	—	—	—	300,000
Long-term debt repayments	(60,000)	(278,989)	—	—	(338,989)
Deferred financing costs and other	(5,658)	807	(2,431)	—	(7,282)
Exercise of stock options	42,564	—	—	—	42,564
Cash dividends on Common Stock	(10,995)	—	—	—	(10,995)
Common Stock purchases for employee stock purchase plan, net	(1,608)	—	—	—	(1,608)
Intercompany investments and advances	(128,541)	40,597	87,944	—	—

Net cash provided by (used in) financing activities	135,762	(237,585)	85,513	—	(16,310)

Increase (decrease) in cash and cash equivalents	156,906	(2,735)	(17,475)	—	136,696
Cash and cash equivalents at beginning of year	416,002	172,058	75,280	—	663,340

Cash and cash equivalents at end of year	$572,908	$169,323	$57,805	$—	$800,036

	Fiscal year ended September 30, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$344,941	$325,400	$19,541	$(344,941)	$344,941
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(406,273)	386,869	(134,552)	344,941	190,985

Net cash (used in) provided by operating activities	(61,332)	712,269	(115,011)	—	535,926

Capital expenditures	—	(64,107)	(52)	—	(64,159)
Cost of acquired companies, net of cash acquired	—	(131,752)	(4,471)	—	(136,223)
Other	—	(2,432)	—	—	(2,432)

Net cash used in investing activities	—	(198,291)	(4,523)	—	(202,814)

Net repayments under revolving credit and securitization facilities	—	—	(37,000)	—	(37,000)
Long-term debt repayments	—	(23,119)	—	—	(23,119)
Deferred financing costs and other	(1,046)	2,793	(35)	—	1,712
Exercise of stock options	101,509	—	—	—	101,509
Cash dividends on Common Stock	(10,500)	—	—	—	(10,500)
Intercompany investments and advances	387,310	(518,691)	131,381	—	—

Net cash provided by (used in) financing activities	477,273	(539,017)	94,346	—	32,602

Increase (decrease) in cash and cash equivalents	415,941	(25,039)	(25,188)	—	365,714
Cash and cash equivalents at beginning of year	61	197,097	100,468	—	297,626

Cash and cash equivalents at end of year	$416,002	$172,058	$75,280	$—	$663,340

	Fiscal year ended September 30, 2001
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$123,796	$115,349	$8,447	$(123,796)	$123,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(110,291)	(18,428)	(164,727)	123,796	(169,650)

Net cash provided by (used in) operating activities	13,505	96,921	(156,280)	—	(45,854)

Capital expenditures	—	(23,363)	—	—	(23,363)
Cash acquired in Merger, net of transaction costs	—	101,075	32,743	—	133,818
Other	—	6,525	510	—	7,035

Net cash provided by investing activities	—	84,237	33,253	—	117,490

Net repayments under revolving credit and securitization facilities	—	(20,000)	(348,000)	—	(368,000)
Long-term debt borrowings	1,100,000	—	—	—	1,100,000
Long-term debt repayments	—	(625,376)	—	—	(625,376)
Deferred financing costs and other	(32,283)	—	(4)	—	(32,287)
Exercise of stock options	30,835	—	—	—	30,835
Intercompany investments and advances	(1,111,996)	581,511	530,485	—	—

Net cash (used in) provided by financing activities	(13,444)	(63,865)	182,481	—	105,172

Increase in cash and cash equivalents	61	117,293	59,454	—	176,808
Cash and cash equivalents at beginning of year	—	79,804	41,014	—	120,818

Cash and cash equivalents at end of year	$61	$197,097	$100,468	$—	$297,626

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report. There were no changes during the fiscal quarter ended September 30, 2003 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2004 annual meeting of stockholders (the “2004 Proxy Statement”) including information under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” is incorporated herein by reference. The Company will file the 2004 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

Information with respect to Executive Officers of the Company appears in Part I of this report.

The Company has adopted a Code of Ethics for Designated Senior Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Corporate Controller. A copy of this Code of Ethics is filed as an exhibit to this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information contained in the 2004 Proxy Statement, including information appearing under “Report of the Compensation and Succession Planning Committee on Executive Compensation,” and “Stock Performance Graph” in the 2004 Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the 2004 Proxy Statement, including information appearing under “Beneficial Ownership of Common Stock” in the 2004 Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the 2004 Proxy Statement, including information appearing under “Agreements with Employees” and “Certain Relationships and Transactions” in the 2004 Proxy Statement, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained in the 2004 Proxy Statement, including information appearing under “Report of the Audit and Corporate Responsibility Committee” and “Independent Auditor Fees” in the 2004 Proxy Statement, is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) List of Financial Statements and Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) List of Exhibits.*

Exhibit Number	Description

2	Agreement and Plan of Merger dated as of March 16, 2001 by and among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-71942 on Form S-4, dated October 19, 2001).

3.1	Amended and Restated Certificate of Incorporation, as amended, of AmerisourceBergen Corporation (incorporated by reference to Annex J to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A, Registration No. 333-61440, filed July 5, 2001).

3.2	Amended and Restated Bylaws of AmerisourceBergen Corporation (incorporated by reference to Annex K to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-61440) filed July 5, 2001).

4.1	Indenture, dated as of December 12, 2000, among AmeriSource Health Corporation, as Issuer, AmeriSource Corporation, as Guarantor, and Bank One Trust Company, N.A., as Trustee for the 5% Convertible Subordinated Notes due December 15, 2007 (incorporated by reference to Exhibit 4.16 to Quarterly Report on Form 10-Q of AmeriSource Health Corporation for the fiscal quarter ended December 31, 2000).

4.2	Purchase Agreement, dated as of December 6, 2000, among AmeriSource Health Corporation, the Purchasers, and AmeriSource Corporation, as Guarantor for the 5% Convertible Subordinated Notes due December 15, 2007 (incorporated by reference to Exhibit 4.17 to Quarterly Report on Form 10-Q of AmeriSource Health Corporation for the fiscal quarter ended December 31, 2000).

4.3	Registration Rights Agreement, dated December 12, 2000, among AmeriSource Health Corporation, as Issuer, AmeriSource Corporation, as Guarantor, and the Purchasers for the 5% Convertible Subordinated Notes due December 15, 2007 (incorporated by reference to Exhibit 4.18 to Quarterly Report on Form 10-Q of AmeriSource Health Corporation for the fiscal quarter ended December 31, 2000).

4.4	Indenture dated as of August 16, 2001 governing 8 1/8% Senior Notes due 2008 among the Registrant, certain of the Registrant’s subsidiaries signatories thereto and Chase Manhattan Bank and Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.5	Form of 8 1/8% Senior Note due 2008 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.6	Registration Rights Agreement, dated August 14, 2001, by and among the Registrant, the Subsidiaries Guarantors Named Therein, Credit Suisse First Boston Corporation, Bank of America Securities LLC and JP Morgan Securities (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.7	Pledge and Escrow Agreement, dated August 14, 2001, by and among the Registrant, the Subsidiaries Guarantors Named Therein, Credit Suisse First Boston Corporation, Bank of America Securities LLC and JP Morgan Securities (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.8	Indenture for Senior Debt Securities and Indenture for Subordinated Debt Securities, both dated as of May 14, 1999, between Bergen Brunswig Corporation and Chase Manhattan Bank and Trust Company, National Association, as Trustee (incorporated by reference to Exhibits 4.5 and 4.6 to Registration Statement No. 333-74349 on Form S-3/A of Bergen Brunswig Corporation dated May 14, 1999).

Exhibit Number	Description

4.9	Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between Bergen Brunswig Corporation and Chemical Trust Company of California as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-55136 on Form S-3 of Bergen Brunswig Corporation dated December 1, 1992).

4.10	Credit Agreement dated as of August 29, 2001 among the Registrant and the Chase Manhattan Bank and various other financial institutions (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.11	First Supplemental Indenture, dated as of August 29, 2001, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation and Bank One Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3/A, Registration No. 333-68278, filed September 7, 2001).

4.12	Second Supplemental Indenture, dated as of December 27, 2001, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation, the Additional Subsidiary Guarantors signatories thereto and Bank One Trust Company, N.A., as trustee, related to AmeriSource’s 5% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.26 to Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2002).

4.13	Third Supplemental Indenture, dated as of October 1, 2002, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation, the Additional Subsidiary Guarantors signatories thereto and Bank One Trust Company, N.A., as trustee, related to AmeriSource’s 5% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2002).

4.14	First Supplemental Indenture, dated as of October 1, 2002, between AmeriSource Health Corporation (successor to Bergen Brunswig Corporation) and J.P. Morgan Trust Company, National Association (f/k/a Chemical Trust Company of California), as trustee, related to Bergen’s 7 3/8% Senior Notes due 2003 and 7 1/4% Senior Notes due 2005 (incorporated by reference to Exhibit 4.31 to Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2002).

4.15	First Supplemental Indenture, dated as of October 1, 2002, between AmeriSource Health Corporation (successor to Bergen Brunswig Corporation) and J.P. Morgan Trust Company, National Association (f/k/a Chase Manhattan Bank and Trust Company), as trustee, related to Bergen’s 7 4/5% Subordinated Debt Securities (incorporated by reference to Exhibit 4.32 to Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2002).

4.16	Indenture, dated as of November 18, 2002, among the Registrant, certain of the Registrant’s subsidiaries signatories thereto and J.P. Morgan Trust Company, National Association, as trustee, related to the Registrant’s 7 1/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.33 to Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2002).

4.17	Form of 7 1/4% Senior Note due 2012 (incorporated by reference to Exhibit 4.34 to Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2002).

4.18	Purchase Agreement, dated November 12, 2002, by and among the Registrant, the Subsidiary Guarantors named therein, Credit Suisse First Boston Corporation, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.35 to Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2002).

4.19	Registration Rights Agreement, dated November 18, 2002, by and among the Registrant, the Subsidiary Guarantors named therein, Credit Suisse First Boston Corporation, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.36 to Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2002).

4.20	Amendment and Waiver, dated as of November 25, 2002, to the Credit Agreement dated as of August 29, 2001 among the Registrant and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and various other financial institutions.

4.21	Second Amendment, dated as of July 8, 2003, to the Credit Agreement dated as of August 29, 2001 among the Registrant and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and various other financial institutions.

4.22	Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003.

Exhibit Number	Description

4.23	Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003.

4.24	Performance Undertaking, dated July 10, 2003, executed by AmerisourceBergen Corporation, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient.

4.25	Intercreditor Agreement, dated July 10, 2003, executed by Wachovia Bank, National Association, as administrator under the Receivables Purchase Agreement and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent under the Credit Agreement.

4.26	Grant of Registration Rights by the Registrant to US Bioservices Corporation stockholders, dated December 13, 2002 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-102090, filed December 20, 2002).

4.27	Registration Rights Agreement, dated as of May 21, 2003, by and among the Registrant, the stockholders of Anderson Packaging, Inc. and John R. Anderson (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-105743, filed May 30, 2003).

10.1	Registrant’s 2001 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.2	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

10.3	AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

10.4	AmeriSource Health Corporation’s 1995 Stock Option Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-2 dated April 3, 1995, Registration No. 33- 57513).

10.5	AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

10.6	AmeriSource Health Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix D to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

10.7	1996 Amendment to the AmeriSource Health Corporation 1995 Stock Option Plan (incorporated by reference to Appendix A to AmeriSource Health Corporation’s Proxy Statement dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

10.8	AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

10.9	AmeriSource Health Corporation 1999 Stock Option Plan (incorporated by reference to Appendix B to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

10.10	AmeriSource Health Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

Exhibit Number	Description

10.11	AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

10.12	Rights Agreement, dated as of August 27, 2001, between AmerisourceBergen Corporation and Mellon Investor Service LLC (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A, filed August 29, 2001).

10.13	Bergen Brunswig Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan, as of February 13, 2001 (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q of Bergen Brunswig Corporation for the fiscal quarter ended March 31, 2001).

10.14	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan (incorporated by reference to Annex F to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

10.15	Bergen Brunswig Corporation 1999 Deferred Compensation Plan (incorporated by reference to Annex G to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

10.16	Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies (incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1997).

10.17	Bergen Brunswig Corporation Retired Officer Medical Plan As Amended and Restated Effective August 23, 1997 (incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1997).

10.18	Form of the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-631 on Form S-3 of Bergen Brunswig Corporation and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively).

10.19	Amendment No. 1 to the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1996).

10.20	Split Dollar Life Insurance Plan with Robert E. Martini (incorporated by reference to Exhibit 99(b) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1997).

10.21	Form of Bergen Brunswig Corporation Officers’ Employment Agreement and Schedule (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

10.22	Form of Bergen Brunswig Corporation Officers’ Severance Agreement and Schedule (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

10.23	Registrant’s 2002 Management Stock Incentive Plan dated as of April 24, 2002, as amended and restated through April 22, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

10.24	Registrant’s 2001 Restricted Stock Plan dated as of September 11, 2001, as amended and restated effective July 30, 2003.

10.25	Registrant’s 2002 Employee Stock Purchase Plan dated as of January 18, 2002 (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated January 22, 2002 for the Annual Meeting of Stockholders held on February 27, 2002).

Exhibit Number	Description

10.26	Bergen Brunswig Corporation 1999 Non-Employee Directors’ Stock Plan (incorporated by reference to Annex E to Joint Proxy Statement/Prospectus dated March 16, 1999 of Bergen Brunswig Corporation).

10.27	AmerisourceBergen Corporation 2001 Deferred Compensation Plan as amended and restated as of November 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-101042, filed November 6, 2002).

10.28	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and R. David Yost.

10.29	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Kurt J. Hilzinger.

10.30	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Michael D. DiCandilo.

10.31	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Terrance P. Haas.

10.32	Letter Agreement dated July 27, 2001 among AmerisourceBergen Corporation, Bergen Brunswig Corporation and Steven H. Collis, amending form of Bergen Brunswig Corporation Officers’ Employment Agreement and Officers’ Severance Agreement.

14	AmerisourceBergen Corporation Code of Ethics for Designated Senior Officers.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K.

On July 24, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing the Company’s earnings for the fiscal quarter ended June 30, 2003.

On September 19, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release responding to a Wall Street Journal story.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

Date: December 19, 2003	By:	/s/ R. DAVID YOST
R. David Yost Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 19, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ R. DAVID YOST	Chief Executive Officer and Director (Principal Executive Officer)
R. David Yost

/s/ MICHAEL D. DICANDILO	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Michael D. DiCandilo

/s/ TIM G. GUTTMAN	Vice President, Controller
Tim G. Guttman

/s/ ROBERT E. MARTINI	Director and Chairman
Robert E. Martini

/s/ RODNEY H. BRADY	Director
Rodney H. Brady

/s/ CHARLES H. COTROS	Director
Charles H. Cotros

/s/ RICHARD C. GOZON	Director
Richard C. Gozon

/s/ EDWARD E. HAGENLOCKER	Director
Edward E. Hagenlocker

/s/ JANE E. HENNEY, M.D.	Director
Jane E. Henney, M.D.

/s/ JAMES R. MELLOR	Director
James R. Mellor

/s/ FRANCIS G. RODGERS	Director
Francis G. Rodgers

/s/ J. LAWRENCE WILSON	Director
J. Lawrence Wilson

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts		Deductions- Describe (4)	Balance at End of Period
Year Ended September 30, 2003
Allowance for doubtful accounts	$181,432	$46,012	$5,193	(3)	$(40,893)	$191,744

Year Ended September 30, 2002
Allowance for doubtful accounts	$188,586	$65,664	$147	(3)	$(72,965)	$181,432

Year Ended September 30, 2001
Allowance for doubtful accounts	$34,506	$21,105	$151,393	(2)	$(18,418)	$188,586

(1)	Represents the provision for doubtful receivables.

(2)	Represents the aggregate allowances of Bergen Brunswig Corporation at August 29, 2001 (the date of Bergen’s merger with AmeriSource to form the Company).

(3)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(4)	Represents accounts written off during year, net of recoveries.

S-1