Form 10-Q
period 2003-12-31
AMERISOURCEBERGEN CORP
filed 2004-02-12
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 1-16671

AMERISOURCEBERGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-3079390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Morris Drive, Chesterbrook, PA	19087-5594
(Address of principal executive offices)	(Zip Code)

(610) 727-7000

Registrant’s telephone number, including area code

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

Yes ☒ No ☐

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 30, 2004 was 112,239,503.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$283,225	$800,036
Accounts receivable, less allowance for doubtful accounts: $178,845 at December 31, 2003 and $191,744 at September 30, 2003	2,623,384	2,295,437
Merchandise inventories	5,658,862	5,733,837
Prepaid expenses and other	30,890	29,208

Total current assets	8,596,361	8,858,518

Property and equipment, at cost:
Land	37,006	35,464
Buildings and improvements	174,668	152,289
Machinery, equipment and other	378,807	350,904

Total property and equipment	590,481	538,657
Less accumulated depreciation	201,662	185,487

Property and equipment, net	388,819	353,170

Other assets:
Goodwill	2,390,932	2,390,713
Intangibles, deferred charges and other	433,866	437,724

Total other assets	2,824,798	2,828,437

TOTAL ASSETS	$11,809,978	$12,040,125

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)	December 31, 2003	September 30, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,024,801	$5,393,769
Accrued expenses and other	406,872	436,089
Current portion of long-term debt	66,392	61,430
Accrued income taxes	98,549	47,796
Deferred income taxes	326,840	317,018

Total current liabilities	5,923,454	6,256,102

Long-term debt, net of current portion	1,703,403	1,722,724
Other liabilities	62,257	55,982
Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 112,219,493 at December 31, 2003 and 112,002,347 shares at September 30, 2003	1,122	1,120
Additional paid-in capital	3,135,433	3,125,561
Retained earnings	998,525	892,853
Accumulated other comprehensive loss	(14,216)	(14,217)

Total stockholders’ equity	4,120,864	4,005,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,809,978	$12,040,125

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CO NSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)	Three months ended December 31,
	2003	2002
Operating revenue	$12,265,679	$11,106,905
Bulk deliveries to customer warehouses	1,089,434	1,327,628

Total revenue	13,355,113	12,434,533
Cost of goods sold	12,827,939	11,913,108

Gross profit	527,174	521,425
Operating expenses:
Distribution, selling and administrative	298,327	317,682
Depreciation	14,152	15,803
Amortization	2,666	1,466
Facility consolidations and employee severance	1,553	(1,381)

Operating income	210,476	187,855
Equity in losses of affiliates and other	2,587	183
Interest expense	31,507	34,385

Income before taxes	176,382	153,287
Income taxes	67,908	60,548

Net income	$108,474	$92,739

Earnings per share:
Basic	$0.97	$0.87

Diluted	$0.94	$0.84

Weighted average common shares outstanding:
Basic	111,709	106,790
Diluted	118,029	113,402
Cash dividends declared per share of common stock	$0.025	$0.025

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three months ended December 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$108,474	$92,739
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, including amounts charged to cost of goods sold	14,932	15,803
Amortization, including amounts charged to interest expense	4,677	3,242
Provision for loss on accounts receivable	(8,954)	7,276
Loss on disposal of property and equipment	1,062	1,391
Equity in losses of affiliates and other	2,587	183
Provision for deferred income taxes	14,759	18,417
Employee stock compensation	748	206
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(317,639)	(113,715)
Merchandise inventories	74,975	(943,599)
Prepaid expenses and other assets	(6,988)	6,400
Accounts payable, accrued expenses and income taxes	(349,451)	243,874
Other	6,420	1,434

NET CASH USED IN OPERATING ACTIVITIES	(454,398)	(666,349)

INVESTING ACTIVITIES
Capital expenditures	(51,516)	(16,487)
Cost of acquired companies, net of cash acquired, and other	(123)	(1,352)

NET CASH USED IN INVESTING ACTIVITIES	(51,639)	(17,839)

FINANCING ACTIVITIES
Net borrowings under revolving credit and receivables securitization facilities	—	100,000
Long-term debt borrowings	—	300,000
Long-term debt repayments	(15,000)	(15,000)
Deferred financing costs and other	451	(4,525)
Exercise of stock options	6,577	9,823
Cash dividends on common stock	(2,802)	(2,674)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,774)	387,624

DECREASE IN CASH AND CASH EQUIVALENTS	(516,811)	(296,564)
Cash and cash equivalents at beginning of period	800,036	663,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$283,225	$366,776

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 2003 and the results of operations and cash flows for the interim periods ended December 31, 2003 and 2002 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

Recently Issued Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition requirements for pensions and other postretirement benefit plans, however it does revise employers’ disclosures to include more information about their plan assets, obligations to pay benefits, funding obligations, cash flows and other relevant information. The disclosure requirements of SFAS No. 132, as revised, are effective for the Company’s March 31, 2004 consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which was subsequently revised in December 2003 (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. Interpretation No. 46 applies to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before February 1, 2003, the adoption of this standard is effective as of December 31, 2003 for a variable interest in special-purpose entities and as of March 31, 2004 for all other variable interest entities.

The Company implemented Interpretation No. 46, on a retroactive basis, during the three months ended December 31, 2003 for variable interests in special-purpose entities and as a result, the Company no longer consolidates Bergen’s Capital I Trust (the “Trust”) (see Note 5) as the Company was not designated as the Trust’s primary beneficiary. Prior to the adoption of this standard, the Company reported the Trust’s preferred securities as long-term debt in its consolidated financial statements. As a result of deconsolidating the Trust, the Company now reports the debentures issued to the Trust as long-term debt. Because the debentures have the same carrying value as the preferred securities and the interest on the debentures is equal to the dividends on the preferred securities, the adoption of this standard had no impact to the Company’s consolidated financial statements. The Company did not create or obtain any variable interest entity after February 1, 2003. The Company is in the process of evaluating the remaining provisions of Interpretation No. 46, but does not believe it will have a material impact on its consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-Related Compensation

The Company has a number of stock-related compensation plans, including stock option, stock purchase and restricted stock plans, which are described in Note 8 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The Company continues to use the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-related compensation.

For purposes of pro forma disclosures, the estimated fair value of the options and shares under the employee stock purchase plan are amortized to expense over their assumed vesting periods.

	Three months ended December 31,
(in thousands, except per share data)	2003	2002
Net income, as reported	$108,474	$92,739
Add: Stock-related compensation expense included in reported net income, net of income taxes	333	—
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(5,937)	(4,571)

Pro forma net income	$102,870	$88,168

Earnings per share:
Basic, as reported	$0.97	$0.87

Basic, pro forma	$0.92	$0.83

Diluted, as reported	$0.94	$0.84

Diluted, pro forma	$0.89	$0.80

The diluted earnings per share calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

Note 2. Acquisitions and Other Investments

In May 2002, the Company acquired a 20% equity interest in a physician education and management consulting company for $5 million in cash, which was subject to a possible adjustment contingent on the entity achieving defined earnings targets in calendar 2002. In April 2003, the Company satisfied the residual contingent obligation for the initial 20% equity interest and acquired an additional 40% equity interest for an aggregate $24.7 million in cash. In January 2004, the Company advanced $32 million of the total $40 million that it expects to pay for the remaining 40% equity interest. The $40 million is subject to adjustment based upon an audit of the financial results of the physician education and management consulting company for the year ended December 31, 2003. The results of operations of the physician education and management consulting company, less minority interest, have been included in the Company’s consolidated statements of operations for the three months ended December 31, 2003.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In February 2004, the Company acquired MedSelect, a provider of automated medication and supply dispensing cabinets, for approximately $13.4 million in cash. The acquisition of MedSelect enhances the Company’s ability to offer fully scalable and flexible technology solutions to its customers. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.

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

	Three months ended December 31,
(in thousands)	2003	2002
Net income	$108,474	$92,739
Interest expense – convertible subordinated notes, net of income taxes	2,530	2,489

Income available to common stockholders	$111,004	$95,228

Weighted average common shares outstanding – basic	111,709	106,790
Effect of dilutive securities:
Options to purchase common stock	656	948
Convertible subordinated notes	5,664	5,664

Weighted average common shares outstanding – diluted	118,029	113,402

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2003 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2003	$2,121,757	$268,956	$2,390,713
Adjustments to goodwill recognized in connection with the acquisition of businesses	219	—	219

Goodwill at December 31, 2003	$2,121,976	$268,956	$2,390,932

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	December 31, 2003			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Tradenames	$256,732	$—	$256,732	$256,732	$—	$256,732
Amortized intangibles:
Customer lists and other	78,866	(17,704)	61,162	78,866	(15,038)	63,828

Total other intangible assets	$335,598	$(17,704)	$317,894	$335,598	$(15,038)	$320,560

Amortization expense for other intangible assets was $2.7 million and $1.5 million in the three months ended December 31, 2003 and 2002, respectively. Amortization expense for other intangible assets is estimated to be $11.2 million in fiscal 2004, $11.3 million in fiscal 2005, $10.3 million in fiscal 2006, $7.6 million in fiscal 2007, $3.6 million in fiscal 2008, and $19.9 million thereafter.

Note 5. Debt

Debt consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Term loan facility at 2.41% and 2.38%, respectively, due 2004 to 2006	$225,000	$240,000
Revolving credit facility due 2006	—	—
Blanco revolving credit facility at 3.15% and 3.27%, respectively, due 2004	55,000	55,000
AmerisourceBergen securitization financing due 2006	—	—
Bergen 7 1/4% senior notes due 2005	99,871	99,849
8 1/8% senior notes due 2008	500,000	500,000
7 1/4% senior notes due 2012	300,000	300,000
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	8,425
Bergen 7.80% subordinated deferrable interest notes due 2039	276,128	275,960
Other	5,371	4,920

Total debt	1,769,795	1,784,154
Less current portion	66,392	61,430

Total, net of current portion	$1,703,403	$1,722,724

A description of the principal terms of the aforementioned debt is set forth in Note 5 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The Blanco Facility, which expires in May 2004, is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at December 31, 2003 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, since borrowings under the Blanco Facility are secured by a standby letter of credit under the Senior Credit Agreement, the Company is effectively financing this debt on a long-term basis through that arrangement.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In connection with the Merger, the Company assumed Bergen’s Capital I Trust (the “Trust”), a wholly-owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the “Trust Preferred Securities”) at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen’s 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the “Subordinated Notes”). The Subordinated Notes, which are included in long-term debt, represent the sole assets of the Trust and bear interest at the annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The Trust Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004. The obligations of the Trust related to the Preferred Securities are fully and unconditionally guaranteed by the Company.

Note 6. Facility Consolidations and Employee Severance

In connection with the merger, the Company developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. The Company has begun construction activities on five of its new facilities (two of which have been substantially completed) and has completed two of the seven facility expansions. As of December 31, 2003, the Company had closed thirteen distribution facilities. The Company anticipates closing three facilities and expects to begin expansion activities at one other facility in fiscal 2004.

The Company had previously announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). During the quarter ended December 31, 2003, the Company recorded $0.5 million of employee severance costs relating to the fiscal 2003 initiatives. As of December 31, 2003, approximately 750 employees had been provided termination notices as a result of the fiscal 2003 initiatives, of which substantially all have been terminated.

During the quarter ended December 31, 2003, the Company announced its first fiscal 2004 facility closure and recorded $0.6 million of employee severance costs, of the total $1.0 million it expects to incur relating to the termination of approximately 100 employees. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

In connection with the Company’s closure of seven distribution facilities in fiscal 2002, severance accruals of $1.8 million that were recorded in September 2001 were reversed into income during the quarter ended December 31, 2002 because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company.

Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2003 to December 31, 2003 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2003	$4,935	$81	$5,016
Expense recorded during the period	1,142	411	1,553
Payments made during the period	(2,873)	(424)	(3,297)

Balance as of December 31, 2003	$3,204	$68	$3,272

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

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of December 31, 2003, the Company has an accrued liability of $0.9 million that represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

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

ABDC Matter

In January 2002, Bergen Brunswig Drug Company (now known as AmerisourceBergen Drug Corporation (“ABDC”)) was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. (“Bracco”). The complaint, which includes claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. Bracco also tried to amend the complaint to include a federal racketeering claim. Bracco’s motion to amend the complaint was denied by the Court. The Company has answered the remaining counts of the complaint. Discovery in this case is near completion.

PharMerica Matter

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received “recycled” medications from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs allege that it was a deceptive trade practice under Hawaii law to sell “recycled” medications (i.e., medications that had previously been dispensed and then returned to the pharmacy) without disclosing that the medications were “recycled.” In September 2003, the Hawaii Circuit Court heard and granted the plaintiffs’ motion to certify the case as a class action. The class consists of consumers who purchased drugs in product lines in which recycling occurred, but those product lines have not yet been identified. PharMerica intends to vigorously defend itself against the claims raised in this class action. It is PharMerica’s position that the class members suffered no harm and are not entitled to recover any damages. PharMerica is not aware of any evidence, or any specific claim, that any particular class member received medications that were ineffective because they had been “recycled.” Discovery in this case is ongoing.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8. Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes ABDC and AmerisourceBergen Specialty Group (“ABSG”). ABDC includes the full-service wholesale pharmaceutical distribution facilities and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, alternate care and mail order facilities and independent and chain retail pharmacies. ABDC, directly and through subsidiaries and affiliates, including American Health Packaging, Anderson Packaging, AutoMed Technologies, Bridge Medical and Pharmacy Healthcare Solutions, also provides promotional, packaging, inventory management, pharmacy automation, bedside medication safety software and information services to its customers and healthcare product manufacturers. ABSG sells specialty pharmaceutical products and services to physicians, clinics, patients and other providers in the oncology, nephrology, plasma and vaccines sectors. ABSG also provides third party logistics, reimbursement consulting services, physician education consulting and other services to healthcare product manufacturers.

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

All of the Company’s operations are located in the United States, except for one ABDC subsidiary which operates in Puerto Rico and a subsidiary of AutoMed which operates in Canada.

The following tables present segment information for the three months ended December 31 (in thousands):

	Revenue
Three months ended December 31,	2003	2002
Pharmaceutical Distribution	$12,090,524	$10,899,570
PharMerica	402,440	402,842
Intersegment eliminations	(227,285)	(195,507)

Operating revenue	12,265,679	11,106,905
Bulk deliveries to customer warehouses	1,089,434	1,327,628

Total revenue	$13,355,113	$12,434,533

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Operating Income
Three months ended December 31,	2003	2002
Pharmaceutical Distribution	$183,536	$162,935
PharMerica	28,493	23,539
Facility consolidations and employee severance (“special items”)	(1,553)	1,381

Total operating income	210,476	187,855
Equity in losses of affiliates and other	(2,587)	(183)
Interest expense	(31,507)	(34,385)

Income before taxes	$176,382	$153,287

Segment operating income is evaluated before equity in losses of affiliates and other, interest expense and special items. All corporate office expenses are allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% Notes, 7 ¼% Notes and 5% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of either the 8 1/8% Notes, 7 ¼% Notes and/or the 5% Notes being referred to collectively as the “Guarantor Subsidiaries”). The Company’s 8 1/8% Notes, 7 ¼% Notes and 5% Notes each are guaranteed by Guarantor Subsidiaries whose total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities, in each case, exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of either the 8 1/8% Notes, the 7 ¼% Notes and/or the 5% Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 5 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2003 and September 30, 2003 and the related statements of operations and cash flows for the three months ended December 31, 2003 and 2002, respectively.

CONDENSED CONSOLIDATING BALANCE SHEETS:

	December 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$132,595	$109,552	$41,078	$—	$283,225
Accounts receivable, net	191	449,675	2,173,518	—	2,623,384
Merchandise inventories	—	5,613,107	45,755	—	5,658,862
Prepaid expenses and other	171	30,217	502	—	30,890

Total current assets	132,957	6,202,551	2,260,853	—	8,596,361
Property and equipment, net	—	387,996	823	—	388,819
Goodwill	—	2,372,274	18,658	—	2,390,932
Intangibles, deferred charges and other	23,713	394,856	15,297	—	433,866
Intercompany investments and advances	4,835,824	986,930	(2,012,573)	(3,810,181)	—

Total assets	$4,992,494	$10,344,607	$283,058	$(3,810,181)	$11,809,978

Current liabilities:
Accounts payable	$—	$4,999,814	$24,987	$—	$5,024,801
Accrued expenses and other	18,004	710,359	5,349	—	733,712
Accrued income taxes	(126,958)	225,507	—	—	98,549
Current portion of long-term debt	65,000	1,392	—	—	66,392

Total current liabilities	(43,954)	5,397,072	30,336	—	5,923,454
Long-term debt, net of current portion	1,260,000	388,403	55,000		1,703,403
Other liabilities	—	56,588	5,669	—	62,257
Stockholders’ equity	3,776,448	3,962,544	192,053	(3,810,181)	4,120,864

Total liabilities and stockholders’ equity	$4,992,494	$10,344,607	$283,058	$(3,810,181)	$11,809,978

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$572,908	$169,323	$57,805	$—	$800,036
Accounts receivable, net	—	220,649	2,074,788	—	2,295,437
Merchandise inventories	—	5,685,521	48,316	—	5,733,837
Prepaid expenses and other	200	27,850	1,158	—	29,208

Total current assets	573,108	6,103,343	2,182,067	—	8,858,518
Property and equipment, net	—	352,322	848	—	353,170
Goodwill	—	2,372,060	18,653	—	2,390,713
Intangibles, deferred charges and other	25,247	396,497	15,980		437,724
Intercompany investments and advances	4,286,127	1,700,034	(1,986,534)	(3,999,627)	—

Total assets	$4,884,482	$10,924,256	$231,014	$(3,999,627)	$12,040,125

Current liabilities:
Accounts payable	$—	$5,388,587	$5,182	$—	$5,393,769
Accrued expenses and other	13,365	734,904	4,838	—	753,107
Current portion of long-term debt	60,000	1,430	—	—	61,430
Accrued income taxes	(130,018)	177,814	—	—	47,796

Total current liabilities	(56,653)	6,302,735	10,020	—	6,256,102
Long-term debt, net of current portion	1,280,000	387,724	55,000		1,722,724
Other liabilities	—	52,861	3,121	—	55,982
Stockholders’ equity	3,661,135	4,180,936	162,873	(3,999,627)	4,005,317

Total liabilities and stockholders’ equity	$4,884,482	$10,924,256	$231,014	$(3,999,627)	$12,040,125

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,169,577	$96,102	$—	$12,265,679
Bulk deliveries to customer warehouses	—	1,089,427	7	—	1,089,434

Total revenue	—	13,259,004	96,109	—	13,355,113
Cost of goods sold	—	12,745,667	82,272	—	12,827,939

Gross profit	—	513,337	13,837	—	527,174
Operating expenses:
Distribution, selling and administrative	—	332,837	(34,510)	—	298,327
Depreciation	—	14,059	93	—	14,152
Amortization	—	2,183	483	—	2,666
Facility consolidations and employee severance	—	1,553	—	—	1,553

Operating income	—	162,705	47,771	—	210,476
Equity in losses of affiliates and other	—	39	2,548	—	2,587
Interest expense	(7,942)	35,609	3,840	—	31,507

Income before taxes and equity in earnings of subsidiaries	7,942	127,057	41,383	—	176,382
Income taxes	3,060	48,871	15,977	—	67,908
Equity in earnings of subsidiaries	103,592	—	—	(103,592)	—

Net income	$108,474	$78,186	$25,406	$(103,592)	$108,474

	Three months ended December 31, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$11,046,540	$60,365	$—	$11,106,905
Bulk deliveries to customer warehouses	—	1,327,617	11	—	1,327,628

Total revenue	—	12,374,157	60,376	—	12,434,533
Cost of goods sold	—	11,854,710	58,398	—	11,913,108

Gross profit	—	519,447	1,978	—	521,425
Operating expenses:
Distribution, selling and administrative	—	331,508	(13,826)	—	317,682
Depreciation	—	15,720	83	—	15,803
Amortization	—	1,448	18	—	1,466
Facility consolidations and employee severance	—	(1,381)	—	—	(1,381)

Operating income	—	172,152	15,703	—	187,855
Equity in losses of affiliates and other	—	183	—	—	183
Interest expense	(17,126)	44,170	7,341	—	34,385

Income before taxes and equity in earnings of subsidiaries	17,126	127,799	8,362	—	153,287
Income taxes	6,765	50,482	3,301	—	60,548
Equity in earnings of subsidiaries	92,739	—	—	(92,739)	—

Net income	$103,100	$77,317	$5,061	$(92,739)	$92,739

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$108,474	$78,186	$25,406	$(103,592)	$108,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(97,581)	(497,022)	(71,861)	103,592	(562,872)

Net cash provided by (used in) operating activities	10,893	(418,836)	(46,455)	—	(454,398)

Capital expenditures	—	(51,448)	(68)	—	(51,516)
Cost of acquired companies, net of cash acquired, and other	—	(118)	(5)	—	(123)

Net cash used in investing activities	—	(51,566)	(73)	—	(51,639)

Long-term debt repayments	(15,000)	—	—	—	(15,000)
Deferred financing costs and other	—	462	(11)	—	451
Exercise of stock options	6,577	—	—	—	6,577
Cash dividends on Common Stock	(2,802)	—	—	—	(2,802)
Intercompany investments and advances	(439,981)	410,168	29,813	—	—

Net cash (used in) provided by financing activities	(451,206)	410,630	29,802	—	(10,774)

Decrease in cash and cash equivalents	(440,313)	(59,771)	(16,727)	—	(516,811)
Cash and cash equivalents at beginning of period	572,908	169,323	57,805	—	800,036

Cash and cash equivalents at end of period	$132,595	$109,552	$41,078	$—	$283,225

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three months ended December 31, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$103,100	$87,678	$5,061	$(103,100)	$92,739
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(81,543)	(702,912)	(77,733)	103,100	(759,088)

Net cash provided by (used in) operating activities	21,557	(615,234)	(72,672)	—	(666,349)

Capital expenditures	—	(16,397)	(90)	—	(16,487)
Cost of acquired companies, net of cash acquired, and other	—	(1,352)	—	—	(1,352)

Net cash used in investing activities	—	(17,749)	(90)	—	(17,839)

Net borrowings under revolving credit and securitization facilities	—	—	100,000	—	100,000
Long-term debt borrowings	300,000	—	—	—	300,000
Long-term debt repayments	(15,000)	—	—	—	(15,000)
Deferred financing costs and other	(3,977)	(548)	—	—	(4,525)
Exercise of stock options	9,823	—	—	—	9,823
Cash dividends on Common Stock	(2,674)	—	—	—	(2,674)
Intercompany investments and advances	(685,429)	663,616	21,813	—	—

Net cash (used in) provided by financing activities	(397,257)	663,068	121,813	—	387,624

(Decrease) increase in cash and cash equivalents	(375,700)	30,085	49,051	—	(296,564)
Cash and cash equivalents at beginning of period	416,002	172,058	75,280	—	663,340

Cash and cash equivalents at end of period	$40,302	$202,143	$124,331	$—	$366,776

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003:

The Company

AmerisourceBergen Corporation (the “Company”) is a leading national wholesale distributor of pharmaceutical products and related healthcare services and solutions with over $45 billion in annual operating revenue. The Company was formed in connection with the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”) on August 29, 2001 (the “Merger”).

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

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended December 31,
(dollars in thousands)	2003	2002	Change
Pharmaceutical Distribution	$12,090,524	$10,899,570	11%
PharMerica	402,440	402,842	—
Intersegment eliminations	(227,285)	(195,507)	(16)

Total	$12,265,679	$11,106,905	10%

	Operating Income Three Months Ended December 31,
(dollars in thousands)	2003	2002	Change
Pharmaceutical Distribution	$183,536	$162,935	13%
PharMerica	28,493	23,539	21
Facility consolidations and employee severance (“special items”)	(1,553)	1,381

Total	$210,476	$187,855	12%

Percentages of operating revenue:
Pharmaceutical Distribution
Gross profit	3.33%	3.59%
Operating expenses	1.81%	2.10%
Operating income	1.52%	1.49%
PharMerica
Gross profit	30.96%	32.18%
Operating expenses	23.88%	26.33%
Operating income	7.08%	5.84%
AmerisourceBergen Corporation
Gross profit	4.30%	4.69%
Operating expenses	2.58%	3.00%
Operating income	1.72%	1.69%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended December 31, 2003 increased 10% to $12.3 billion from $11.1 billion in the prior-year quarter. This increase was primarily due to increased operating revenue in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries decreased 18% to $1.1 billion from $1.3 billion in the prior-year quarter. This decrease was primarily due to the Company’s prior-year conversion of a portion of its bulk and other direct business with its primary bulk delivery customer to business serviced through the Company’s warehouses. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact to the Company’s cash flows due to favorable timing between customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $527.2 million in the quarter ended December 31, 2003 reflects an increase of 1% from $521.4 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2003 was 4.30%, as compared to the prior-year percentage of 4.69%. The decrease in gross profit percentage in comparison with the prior-year percentage reflects declines in both the Pharmaceutical Distribution and PharMerica segments due to changes in customer mix and competitive selling price pressures, offset in part by the positive aggregate margin impact resulting from the Company’s recent acquisitions.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $315.1 million in the quarter ended December 31, 2003 reflects a decrease of 6% compared to $335.0 million in the prior-year quarter. As a percentage of operating revenue, DSAD&A in the quarter ended December 31, 2003 was 2.57%, as compared to the prior-year percentage of 3.02%. The decrease in the DSAD&A and the DSAD&A percentage from the prior-year reflects improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes, operational efficiencies, continued benefits from the merger integration effort and a $17.5 million reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer.

In connection with the Merger, the Company developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next three to four years. This will be accomplished by building six new facilities, expanding seven facilities, and closing 27 facilities. The Company has begun construction activities on five of its new facilities (two of which have been substantially completed) and has completed two of the seven facility expansions. As of December 31, 2003, the Company had closed thirteen distribution facilities. The Company anticipates closing three facilities and expects to begin expansion activities at one other facility in fiscal 2004.

The Company had previously announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). During the quarter ended December 31, 2003, the Company recorded $0.5 million of employee severance costs relating to the fiscal 2003 initiatives. Approximately 750 employees had been provided termination notices as a result of the fiscal 2003 initiatives and, as of December 31, 2003, substantially all of them had been terminated.

During the quarter ended December 31, 2003, the Company announced its first fiscal 2004 facility closure and recorded $0.6 million of employee severance costs, of the total $1.0 million it expects to incur relating to the termination of approximately 100 employees. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

In connection with the Company’s closure of seven distribution facilities in fiscal 2002, severance accruals of $1.8 million that were recorded in September 2001 were reversed into income during the quarter ended December 31, 2002 because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company paid a total of $3.3 million for employee severance and lease and contract cancellation costs in the quarter ended December 31, 2003 related to the fiscal 2003 initiatives. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

Operating income of $210.5 million for the quarter ended December 31, 2003 reflects an increase of 12% from $187.9 million in the prior-year quarter. Special items reduced the Company’s operating income in the quarter ended December 31, 2003 by $1.6 million and increased the Company’s operating income in the prior-year quarter by $1.4 million. The Company’s operating income as a percentage of operating revenue was 1.72% in the quarter ended December 31, 2003 in comparison to 1.69% in the prior-year quarter. The improvement was primarily due to the aforementioned DSAD&A expense percentage reduction more than offsetting the reduction in gross margin.

Interest expense decreased 8% in the quarter ended December 31, 2003 to $31.5 million compared to $34.4 million in the prior-year quarter. Average borrowings, net of cash, under the Company’s debt facilities during the quarter ended December 31, 2003 were $1.5 billion as compared to average borrowings, net of cash, of $1.8 billion in the prior-year quarter. The reduction in average borrowings, net of cash, was achieved due to lower inventory levels in the quarter ended December 31, 2003. Average borrowing rates under the Company’s variable-rate debt facilities decreased to 2.54% in the current year quarter from 3.26% in the prior-year quarter, due to lower market interest rates and an improvement in the Company’s debt rating in April 2003.

Income tax expense of $67.9 million in the quarter ended December 31, 2003, reflects an effective tax rate of 38.5% versus 39.5% in the prior-year quarter. The tax provision for the quarter ended December 31, 2003 was computed based on an estimate of the annual effective rate. The Company has been able to lower its effective tax rate during the current fiscal year by implementing tax planning strategies.

Net income of $108.5 million for the quarter ended December 31, 2003 reflects an increase of 17% from $92.7 million in the prior-year quarter. Diluted earnings per share of $0.94 in the quarter ended December 31, 2003 reflects a 12% increase as compared to $0.84 per share in the prior-year quarter. Special items had the effect of reducing net income and diluted earnings per share for the quarter ended December 31, 2003 by $1.0 million and $0.01, respectively. Special items had the effect of increasing net income and diluted earnings per share for the quarter ended December 31, 2002 by $0.8 million and $0.01, respectively. The growth in earnings per share was smaller than the growth in net income for the quarter ended December 31, 2003 due to the issuance of Company common stock in connection with the acquisitions described in Note 2 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and in connection with the exercise of stock options.

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $12.1 billion for the quarter ended December 31, 2003 reflects an increase of 11% from $10.9 billion in the prior-year quarter. During the quarter ended December 31, 2003, 60% of operating revenue was from sales to institutional customers and 40% was from retail customers; this compares to a customer mix in the prior-year quarter of 55% institutional and 45% retail. In comparison with the prior-year results, sales to institutional customers increased 20% primarily due to (i) the previously mentioned conversion of bulk delivery and other direct business with the Company’s primary bulk delivery customer to business serviced through the Company’s warehouses, which contributed 4% of the total operating revenue growth; (ii) above market rate growth of the ABSG specialty pharmaceutical business; and (iii) higher revenues from customers engaged in the mail order sale of pharmaceuticals. Sales to retail customers were relatively flat over the prior-year quarter, despite strong growth in the independent retail sector, due to the prior year loss of a significant customer. This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry growth rates, as estimated by industry data firm IMS Healthcare, Inc., are expected to be between 10% and 13% over the next four years. Future operating revenue growth will continue to be driven by industry growth trends, competition within the industry and customer consolidation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On December 31, 2003, the Company learned that it was not selected to continue as the primary pharmaceutical distributor for the United States Department of Veterans Affairs (“VA”) upon the completion of the Company’s current agreement with the VA on March 31, 2004. Instead, the VA awarded the primary pharmaceutical distribution agreement to McKesson Corporation. As a result, the Company reduced its forecasted range of diluted earnings per share for fiscal 2004 by $0.40 per diluted share. The VA was the largest contributor to the Company’s operating revenue in fiscal 2003 and accounted for 8% of the Company’s operating revenue in the quarter ended December 31, 2003. On January 21, 2004, the Company filed a complaint with the United States Court of Federal Claims (the “Court of Claims”) seeking to overturn the VA’s decision, in whole or in part. On February 11, 2004, the parties to the legal proceeding (including the Company, as plaintiff, the VA, as defendant, and McKesson, as defendant-intervenor) agreed, and the Court of Claims issued a consent order providing, among other things, that the Court of Claims will render a decision on or before March 25, 2004 and the Company will continue to service the VA in any event for a transition period of 45 days after the Court of Claims’ decision.

In September 2003, one of the Company’s largest customers, AdvancePCS, agreed to be acquired by Caremark Rx, Inc. (“Caremark”), a customer of a competitor of the Company. In January 2004, the competitor announced a five-year pharmaceutical distribution contract with Caremark. If the acquisition of AdvancePCS by Caremark is completed, the Company believes it is likely that it will lose this business to the competitor. In February 2004, the Company announced that it agreed to extend its pharmaceutical distribution contract with AdvancePCS for six months to September 30, 2004. The extension begins April 1, 2004 and can be terminated by either party with 90 days notice. AdvancePCS accounted for more than 6% of the Company’s operating revenue in the quarter ended December 31, 2003.

Pharmaceutical Distribution gross profit of $402.6 million in the quarter ended December 31, 2003 reflects an increase of 3% from $391.8 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2003 was 3.33%, as compared to the prior-year percentage of 3.59%. The decline in gross profit as a percentage of operating revenue was the net result of the negative impact of a change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset primarily by the positive aggregate impact of recently-acquired companies, which amounted to 15 basis points in the quarter ended December 31, 2003. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that the inclusion of additional businesses that generate higher margins or that increases in the buy-side component of the gross margin, including increases derived from manufacturer price increases, negotiated deals and secondary market opportunities, will be available in the future to fully or partially offset the anticipated decline of the sell-side margin. The Company expects that buy-side opportunities may decrease in the future as pharmaceutical manufacturers increasingly seek to control the supply channel through product allocations that limit the inventory the Company can purchase and through the imposition of inventory management and other agreements that prohibit or severely restrict the Company’s right to purchase inventory from secondary source suppliers. Although the Company seeks in any such agreements to obtain appropriate compensation from pharmaceutical manufacturers for foregoing buy-side opportunities, there can be no assurance that the agreements will function as intended and replace any or all lost profit opportunities. The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $219.0 million in the quarter ended December 31, 2003 reflect a decrease of 4% from $228.9 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the quarter ended December 31, 2003 were 1.81%, as compared to the prior-year percentage of 2.10%, an improvement of 29 basis points. The decrease in the expense percentage reflects the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process, the continued emphasis on productivity throughout the Company’s distribution network and a significant reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer (that contributed approximately one-half of the 29 basis point improvement), offset, in part, by higher expense ratios associated with the Company’s recent acquisitions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pharmaceutical Distribution operating income of $183.5 million in the quarter ended December 31, 2003 reflects an increase of 13% from $162.9 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended December 31, 2003 was 1.52%, as compared to the prior-year percentage of 1.49%. The improvement over the prior-year percentage was due to a reduction in the operating expense ratio in excess of the decline in gross margin. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned or result in the desired cost savings.

PharMerica Segment

PharMerica’s operating revenue for the quarter ended December 31, 2003 was $402.4 million compared to $402.8 million in the prior-year quarter. PharMerica’s operating revenue was flat due to the loss of two significant customers in the workers’ compensation business and the reduction of sales of healthcare products within the long-term care business. The operating revenue growth rate in fiscal 2004 for the PharMerica segment is expected to be in the mid-single digits. The future operating revenue growth rate will be impacted by competitive pressures, changes in the regulatory environment and the pharmaceutical inflation rate.

PharMerica’s gross profit of $124.6 million for the quarter ended December 31, 2003 decreased 4% from gross profit of $129.6 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2003 was 30.96%, as compared to prior-year percentage of 32.18%. This decrease is primarily due to industry competitive pressures that continue to adversely affect gross profit margins in both the workers’ compensation business and the long-term care business.

PharMerica’s operating expenses of $96.1 million for the quarter ended December 31, 2003 decreased 9% from operating expenses of $106.1 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the quarter ended December 31, 2003 were 23.88%, as compared to the prior-year percentage of 26.33%. The percentage reduction is primarily due to continued improvements in operating practices of both the workers’ compensation business and the long-term care business, aggressive cost reductions in response to the reduced growth rate described above and a reduction in bad debt expense.

PharMerica’s operating income of $28.5 million for the quarter ended December 31, 2003 increased 21% compared to operating income of $23.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended December 31, 2003 was 7.08%, as compared to the prior-year percentage of 5.84%. The improvement was due to the aforementioned reduction in the operating expense ratio, which was greater than the reduction in gross profit margin. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible further declines in gross margins.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at December 31, 2003, including availability under revolving credit facilities and receivables securitization facilities (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
Bergen 7 1/4% senior notes due 2005	$99,871	$—
8 1/8% senior notes due 2008	500,000	—
7 1/4% senior notes due 2012	300,000	—
AmeriSource 5% convertible subordinated notes due 2007	300,000	—
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	—
Bergen 7.80% subordinated deferrable interest notes due 2039	276,128	—
Other	5,371	—

Total fixed-rate debt	1,489,795	—

Variable-Rate Debt:
Term loan facility due 2004 to 2006	225,000	—
Blanco revolving credit facility due 2004	55,000	—
Revolving credit facility due 2006	—	937,081
Receivables securitization facility due 2006	—	1,050,000

Total variable-rate debt	280,000	1,987,081

Total debt, including current portion	$1,769,795	$1,987,081

The Company’s working capital usage has historically fluctuated widely during the year due to seasonal inventory buying requirements and buy-side purchasing opportunities. The Company’s $2.1 billion of aggregate availability under its revolving credit facility and its receivables securitization facility provide sufficient sources of capital to fund its inventory buying requirements.

In July 2003, the Company entered into a new $1.05 billion receivables securitization facility (“ABC Securitization Facility”). At December 31, 2003, there were no borrowings outstanding under the ABC Securitization Facility. In connection with the ABC Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to a wholly-owned special purpose entity (“ARFC”), which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the ABC Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. Under the terms of the ABC Securitization Facility, a $550 million tranche has an expiration date of July 2006 (the three-year tranche) and a $500 million tranche expires in July 2004 (the 364-day tranche). The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points for the three-year tranche and 45 basis points for the 364-day tranche. The Company pays a commitment fee of 30 basis points and 25 basis points on any unused credit with respect to the three-year tranche and the 364-day tranche, respectively. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the ABC Securitization Facility are applied on a pro-rata basis to the $550 million and $500 million tranches. In connection with entering into the ABC Securitization Facility, the Company incurred approximately $2.4 million of costs which were deferred and are being amortized over the life of the ABC Securitization Facility. This facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled principal payments on a quarterly basis that began on December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The scheduled term loan payments were made in fiscal 2003 and the first scheduled term loan payment in fiscal 2004 of $15 million was made in December 2003. There were no borrowings outstanding under the Revolving Facility at December 31, 2003. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. At December 31, 2003, the rate was 1.25% over LIBOR or .25% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.9 million at December 31, 2003). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company’s debt ratings ranging from 0.250% to 0.500% of the unused availability. At December 31, 2003, the rate was 0.300%. The Senior Credit Agreement contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. The Company may choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables which are sold into the ABC Securitization Facility (as described above), collateralize the Senior Credit Agreement.

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At December 31, 2003, the Company had approximately $1.5 billion of fixed-rate debt with a weighted average interest rate of 7.2% and $297 million of variable-rate debt with a weighted average interest rate of 2.5%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at December 31, 2003. For every $100 million of unhedged variable-rate debt outstanding, a 25 basis-point increase in interest rates (one-tenth of the average variable rate at December 31, 2003) would increase the Company’s annual interest expense by $0.25 million.

The Company’s operating results have generated sufficient cash flow, which, together with borrowings under its debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt and the payment of interest on outstanding debt. The Company’s primary ongoing cash requirements will be to finance working capital, fund the repayment of debt and the payment of interest on debt, finance Merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at December 31, 2003 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,793,796	$121,392	$261,396	$801,396	$609,612
Operating Leases	180,108	53,497	77,047	29,814	19,750
Other Commitments	71,299	67,912	2,257	1,130	—

Total	$2,045,203	$242,801	$340,700	$832,340	$629,362

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen’s obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

The $55 million Blanco revolving credit facility, which expires in May 2004, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2003 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, borrowings under the Blanco facility are secured by a standby letter of credit under the Senior Credit Agreement, and therefore the Company is effectively financing this debt on a long-term basis through that arrangement.

In connection with its merger integration plans, the Company intends to build six new distribution facilities and expand seven others (two of which are complete) over the next three to four years. Five of the new distribution facilities will be owned by the Company and, in December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for the other new facility; this obligation is reflected in Operating Leases in the above table. The Company has been entering into commitments relating to site selection, purchase of land, design and construction of the new facilities on a turnkey basis with a construction development company. The Company will take ownership of and make payment on each new facility as the developer substantially completes construction. During the quarter ended December 31, 2003, the Company acquired one of the new facilities from the construction development company for approximately $19.5 million. As of December 31, 2003, the Company had $67.6 million of commitments outstanding primarily relating to the construction of three facilities. The facility commitments entered into as of December 31, 2003 are included in Other Commitments in the above table. As of December 31, 2003, the developer had incurred $26.1 million relating to the construction of three facilities. This amount has been recorded in property and equipment and accrued expenses and other in the consolidated balance sheet.

In January 2004, the Company advanced $32 million of the total $40 million that it expects to pay for the remaining 40% equity interest in a physician education and management consulting company. The $40 million is subject to adjustment based upon an audit of the financial results of the physician education and management consulting company for the year ended December 31, 2003.

Any outstanding contingent payments relating to recently acquired companies, as described above, are not reflected in the above table. These contingencies, along with any others, become commitments of the Company when they are realized.

During the quarter ended December 31, 2003, the Company’s operating activities used $454.4 million of cash as compared to $666.3 million of cash used in the prior-year quarter. Cash used in operations during the quarter ended December 31, 2003 was principally the result of a $317.6 million increase in accounts and notes receivable and a $349.5 million decrease in accounts payable, accrued expenses and income taxes, partially offset by net income of $108.5 million, a decrease in merchandise inventories of $75.0 million and non-cash items of $29.8 million. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 16.9 days in the quarter ended December 31, 2003 from 16.1 days in the prior-year quarter. This increase was primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the core distribution business. Average days sales outstanding for the PharMerica segment improved to 37.5 days in the quarter ended December 31, 2003 from 40.0 days in the prior-year quarter due to the continued emphasis on receivables management. The $349.5 million decrease in accounts payable was primarily due to the timing of purchases of merchandise inventories and cash payments to our vendors. Operating cash uses during the quarter ended December 31, 2003 included $29.6 million in interest payments and $0.1 million of income tax refunds, net of payments. The Company has historically used cash in operations during its first fiscal quarter ended December 31. It is anticipated that cash to be provided by operations for the remaining nine months of fiscal 2004 will more than offset the cash used in operations during the first quarter of fiscal 2004.

During the quarter ended December 31, 2002, the Company’s operating activities used $666.3 million of cash. Cash used in operations during the quarter ended December 31, 2002 was principally the result of a $943.6 million increase in merchandise inventories and a $113.7 million increase in accounts and notes receivable partially offset by a $243.9 million increase in accounts payable, accrued expenses and income taxes, net income of $92.7 million and non-cash items of $46.5 million. The increase in merchandise inventories reflected inventory required to support the revenue increase, additional safety stock purchased to protect against manufacturer shipping delays during the holiday season, as well as inventory purchased to take advantage of buy-side gross profit opportunities including opportunities associated with manufacturer price increases and

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

negotiated deals. Accounts and notes receivable, before changes in the allowance for doubtful accounts, increased only 4%, despite the 15% increase in operating revenues. During the quarter ended December 31, 2002, the Company’s days sales outstanding improved as a result of customer mix and continued emphasis on receivables management at the local level. The $174.4 million increase in accounts payable was primarily due to the merchandise inventory increase. Operating cash uses during the quarter ended December 31, 2002 included $26.8 million in interest payments less $11.3 million in income tax refunds, net of payments.

Capital expenditures for the quarter ended December 31, 2003 were $51.5 million and related principally to the acquisition of one of the Company’s new warehouses, investments in warehouse improvements, information technology and warehouse automation. The Company estimates that it will spend approximately $150 million to $200 million for capital expenditures during fiscal 2004.

Capital expenditures for the quarter ended December 31, 2002 were $16.5 million and related principally to investments in warehouse improvements, information technology and warehouse automation.

During the quarter ended December 31, 2003, the Company repaid $15.0 million of the Term Facility, as described above. During the quarter ended December 31, 2002, the Company had net borrowings of $100.0 million on its pre-existing receivables securitization facilities, principally to meet seasonal working capital requirements. In November 2002, the Company issued $300 million of 7 1/4% Notes. In December 2002, a portion of the proceeds received from the issuance was used to repay $15.0 million of the Term Facility, as described above.

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. Most recently, a dividend of $0.025 per share was declared by the board of directors on January 21, 2004, and will be paid on March 1, 2004 to stockholders of record at the close of business on February 16, 2004. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Issued Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits. “ This statement does not change the measurement or recognition requirements for pensions and other postretirement benefit plans, however it does revise employers’ disclosures to include more information about their plan assets, obligations to pay benefits, funding obligations, cash flows and other relevant information. The disclosure requirements of SFAS No. 132, as revised, are effective for the Company’s March 31, 2004 consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which was subsequently revised in December 2003 (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. Interpretation No. 46 applies to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before February 1, 2003, the adoption of this standard is effective as of December 31, 2003 for a variable interest in special-purpose entities and as of March 31, 2004 for all other variable interest entities.

The Company implemented Interpretation No. 46, on a retroactive basis, during the three months ended December 31, 2003 for variable interests in special-purpose entities and as a result, the Company no longer consolidates Bergen’s Capital I Trust (the “Trust”) as the Company was not designated as the Trust’s primary beneficiary. Prior to the adoption of this standard, the Company reported the Trust’s preferred securities as long-term debt in its consolidated financial statements. As a result of deconsolidating the Trust, the Company now reports the debentures issued to the Trust as long-term debt. Because the debentures have the same carrying value as the preferred securities and the interest on the debentures is equal to the dividends on the preferred securities, the adoption of this standard had no impact to the Company’s consolidated financial statements. The Company did not create or obtain any variable interest entity after February 1, 2003. The Company is in the process of evaluating the remaining provisions of Interpretation No. 46, but does not believe it will have a material impact on its consolidated financial statements.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits and other aspects of the merger between AmeriSource Health Corporation and Bergen Brunswig Corporation. Various factors, including competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, regulatory changes, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and elsewhere in this report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Ri sk.

The Company’s most significant market risk is the effect of changing interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 above on page 27.

ITEM 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also are intended to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14(c) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures are effective for their intended purposes as of the end of the period covered by this report. There were no changes during the fiscal quarter ended December 31, 2003 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K:

During the quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

On October 8, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release responding to a Wall Street Journal story.

On November 5, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing its earnings for the fiscal quarter and fiscal year ended September 30, 2003.

On November 20, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing that it has been contacted by the U.S. Attorney’s Office in Sacramento, California, for some additional information regarding a three-year-old investigation in which a customer illegally resold merchandise bought from the Company.

On December 5, 2003, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing that it gave an update on its future plans at an investor meeting held in New York City.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

By	/s/ R. DAVID YOST

R. David Yost Chief Executive Officer

By	/s/ MICHAEL D. DICANDILO

Michael D. DiCandilo Senior Vice President and Chief Financial Officer

February 12, 2004