Form 10-Q
period 2004-03-31
AMERISOURCEBERGEN CORP
filed 2004-05-12
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2004 was 112,305,012.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$663,764	$800,036
Accounts receivable, less allowance for doubtful accounts: $166,859 at March 31, 2004 and $191,744 at September 30, 2003	2,848,634	2,295,437
Merchandise inventories	5,606,439	5,733,837
Prepaid expenses and other	29,403	29,208

Total current assets	9,148,240	8,858,518

Property and equipment, at cost:
Land	37,376	35,464
Buildings and improvements	188,518	152,289
Machinery, equipment and other	396,447	350,904

Total property and equipment	622,341	538,657
Less accumulated depreciation	208,504	185,487

Property and equipment, net	413,837	353,170

Other assets:
Goodwill	2,432,541	2,390,713
Intangibles, deferred charges and other	432,440	437,724

Total other assets	2,864,981	2,828,437

TOTAL ASSETS	$12,427,058	$12,040,125

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)	March 31, 2004	September 30, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,499,671	$5,393,769
Accrued expenses and other	410,228	436,089
Current portion of long-term debt	356,126	61,430
Accrued income taxes	84,806	47,796
Deferred income taxes	350,302	317,018

Total current liabilities	6,701,133	6,256,102

Long-term debt, net of current portion	1,398,548	1,722,724
Other liabilities	64,422	55,982

Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 112,278,092 at March 31, 2004 and 112,002,347 shares at September 30, 2003	1,123	1,120
Additional paid-in capital	3,138,009	3,125,561
Retained earnings	1,137,872	892,853
Accumulated other comprehensive loss	(14,049)	(14,217)

Total stockholders’ equity	4,262,955	4,005,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,427,058	$12,040,125

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2004	2003	2004	2003
Operating revenue	$12,344,654	$11,213,959	$24,610,333	$22,320,864
Bulk deliveries to customer warehouses	1,018,919	948,582	2,108,353	2,276,210

Total revenue	13,363,573	12,162,541	26,718,686	24,597,074
Cost of goods sold	12,781,125	11,581,352	25,609,064	23,494,460

Gross profit	582,448	581,189	1,109,622	1,102,614
Operating expenses:
Distribution, selling and administrative	303,266	323,563	601,593	641,245
Depreciation	15,795	15,264	29,947	31,067
Amortization	2,823	1,805	5,489	3,271
Facility consolidations and employee severance	2,216	4,005	3,769	2,624

Operating income	258,348	236,552	468,824	424,407
Equity in (income) losses of affiliates and other	(3,663)	5,733	(1,076)	5,916
Interest expense	30,871	38,399	62,378	72,784

Income before taxes	231,140	192,420	407,522	345,707
Income taxes	88,988	76,006	156,896	136,554

Net income	$142,152	$116,414	$250,626	$209,153

Earnings per share:
Basic	$1.27	$1.06	$2.24	$1.93

Diluted	$1.23	$1.03	$2.17	$1.87

Weighted average common shares outstanding:
Basic	111,847	109,438	111,738	108,101
Diluted	117,946	115,756	117,948	114,566
Cash dividends declared per share of common stock	$0.025	$0.025	$0.050	$0.050

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
(in thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$250,626	$209,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, including amounts charged to cost of goods sold	31,614	31,067
Amortization, including amounts charged to interest expense	9,358	6,721
(Benefit) provision on accounts receivable	(10,756)	19,278
Loss on disposal of property and equipment	855	1,744
Equity in (income) losses of affiliates and other	(1,076)	5,916
Provision for deferred income taxes	41,565	18,068
Employee stock compensation	1,236	478
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(536,075)	82,662
Merchandise inventories	128,902	(1,452,376)
Prepaid expenses and other assets	(4,403)	9,697
Accounts payable, accrued expenses and income taxes	101,362	450,245
Other	8,810	2,076

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,018	(615,271)

INVESTING ACTIVITIES
Capital expenditures	(85,335)	(35,162)
Cost of acquired companies, net of cash acquired, and other	(45,710)	(32,631)

NET CASH USED IN INVESTING ACTIVITIES	(131,045)	(67,793)

FINANCING ACTIVITIES
Net borrowings under revolving credit and receivables securitization facilities	—	124,000
Long-term debt borrowings	—	300,000
Long-term debt repayments	(30,000)	(180,066)
Deferred financing costs and other	139	(4,912)
Exercise of stock options	8,542	12,666
Cash dividends on common stock	(5,607)	(5,432)
Common stock purchases for employee stock purchase plan	(319)	(576)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(27,245)	245,680

DECREASE IN CASH AND CASH EQUIVALENTS	(136,272)	(437,384)
Cash and cash equivalents at beginning of period	800,036	663,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$663,764	$225,956

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the interim periods ended March 31, 2004 and 2003 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

Recently Issued Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition requirements for pensions and other postretirement benefit plans, however it does revise employers’ disclosures to require more information about their plan assets, obligations to pay benefits, funding obligations, cash flows and other relevant information. As required, the Company adopted the disclosure requirements of SFAS No. 132, as revised, beginning with the quarter ended March 31, 2004 (see Note 7).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which was subsequently revised in December 2003 (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. Interpretation No. 46 applies to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before February 1, 2003, the adoption of this standard was effective as of December 31, 2003 for a variable interest in special-purpose entities and as of March 31, 2004 for all other variable interest entities.

The Company implemented Interpretation No. 46, on a retroactive basis, during the three months ended December 31, 2003 for variable interests in special-purpose entities and, as a result, the Company no longer consolidates Bergen’s Capital I Trust (the “Trust”) (see Note 5) as the Company was not designated as the Trust’s primary beneficiary. Prior to the adoption of this standard, the Company reported the Trust’s preferred securities as long-term debt in its consolidated financial statements. As a result of deconsolidating the Trust, the Company now reports the debentures issued to the Trust as long-term debt. Because the debentures have the same carrying value as the preferred securities and the interest on the debentures is equal to the cash distributions on the preferred securities, the adoption of this standard had no impact to the Company’s consolidated financial statements. The Company did not create or obtain any variable interest entity after February 1, 2003. The Company has evaluated the remaining provisions of Interpretation No. 46, and the adoption of these provisions during the quarter ended March 31, 2004 did not have an impact on its consolidated financial statements.

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

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$142,152	$116,414	$250,626	$209,153
Add: Stock-related compensation expense included in reported net income, net of income taxes	110	41	443	41
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(6,468)	(4,954)	(12,405)	(9,208)

Pro forma net income	$135,794	$111,501	$238,664	$199,986

Earnings per share:
Basic, as reported	$1.27	$1.06	$2.24	$1.93

Basic, pro forma	$1.21	$1.02	$2.14	$1.84

Diluted, as reported	$1.23	$1.03	$2.17	$1.87

Diluted, pro forma	$1.17	$0.98	$2.07	$1.79

The diluted earnings per share calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

Note 2. Acquisitions and Other Investments

In May 2002, the Company acquired a 20% equity interest in a physician education and management consulting company for $5 million in cash, which was subject to a possible adjustment contingent on the entity achieving defined earnings targets in calendar 2002. In April 2003, the Company satisfied the residual contingent obligation for the initial 20% equity interest and acquired an additional 40% equity interest for an aggregate $24.7 million in cash. In January 2004, the Company advanced $32.0 million toward the remaining 40% equity interest and in April 2004, the Company made its final payment of $7.0 million. The results of operations of the physician education and management consulting company, less minority interest, have been included in the Company’s consolidated statements of operations for the three and six months ended March 31, 2004.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In February 2004, the Company acquired MedSelect, Inc. (“MedSelect”), a provider of automated medication and supply dispensing cabinets, for approximately $13.7 million in cash, which includes transaction costs. The acquisition of MedSelect enhances the Company’s ability to offer fully scalable and flexible technology solutions to its customers. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired by $9.5 million, which has been allocated to goodwill.

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

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2004	2003	2004	2003
Net income	$142,152	$116,414	$250,626	$209,153
Interest expense - convertible subordinated notes, net of income taxes	2,530	2,489	5,060	4,978

Income available to common stockholders	$144,682	$118,903	$255,686	$214,131

Weighted average common shares outstanding - basic	111,847	109,438	111,738	108,101
Effect of dilutive securities:
Options to purchase common stock	435	654	546	801
Convertible subordinated notes	5,664	5,664	5,664	5,664

Weighted average common shares outstanding - diluted	117,946	115,756	117,948	114,566

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2004 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2003	$2,121,757	$268,956	$2,390,713
Goodwill recognized in connection with the acquisition of businesses	41,828	—	41,828

Goodwill at March 31, 2004	$2,163,585	$268,956	$2,432,541

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	March 31, 2004			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Tradenames	$256,732	$—	$256,732	$256,732	$—	$256,732
Amortized intangibles:
Customer lists and other	83,586	(20,527)	63,059	78,866	(15,038)	63,828

Total other intangible assets	$340,318	$(20,527)	$319,791	$335,598	$(15,038)	$320,560

Amortization expense for other intangible assets was $5.5 million and $3.3 million in the six months ended March 31, 2004 and 2003, respectively. Amortization expense for other intangible assets is estimated to be $11.8 million in fiscal 2004, $12.0 million in fiscal 2005, $11.0 million in fiscal 2006, $8.3 million in fiscal 2007, $4.3 million in fiscal 2008, and $21.1 million thereafter.

Note 5. Debt

Debt consisted of the following (in thousands):

	March 31, 2004	September 30, 2003
Term loan facility at 2.37% and 2.38%, respectively, due 2004 to 2006	$210,000	$240,000
Revolving credit facility due 2006	—	—
Blanco revolving credit facility at 3.10% and 3.27%, respectively, due 2005	55,000	55,000
AmerisourceBergen securitization financing due 2006	—	—
Bergen 7 1/4% senior notes due 2005	99,894	99,849
8 1/8% senior notes due 2008	500,000	500,000
7 1/4% senior notes due 2012	300,000	300,000
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	8,425
Bergen 7.80% subordinated deferrable interest notes due 2039	276,296	275,960
Other	5,059	4,920

Total debt	1,754,674	1,784,154
Less current portion	356,126	61,430

Total, net of current portion	$1,398,548	$1,722,724

A description of the principal terms of the aforementioned debt is set forth in Note 5 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The Blanco Facility, which was scheduled to expire in May 2004, has been extended to May 2005.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In connection with the merger, the Company assumed Bergen’s Capital I Trust (the “Trust”), a wholly-owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the “Trust Preferred Securities”) at $25 per share. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen’s 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the “Subordinated Notes”). The Subordinated Notes, which are included in long-term debt, represent the sole assets of the Trust and bear interest at an annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The Trust Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company.

On April 28, 2004, the Trust issued notices of redemption to the holders of the Trust Preferred Securities advising such holders that the Trust will redeem all of the outstanding shares of Trust Preferred Securities on May 28, 2004 at the liquidation amount of $25 per share plus accrued cash distributions through the redemption date. The Company will incur a loss of approximately $24 million in the June 2004 quarter as a result of the redemption. The Subordinated Notes will be repaid immediately prior to the redemption of the Trust Preferred Securities.

On April 28, 2004, the Company issued notices of redemption to the holders of the Bergen 6 7/8% exchangeable subordinated debentures due 2011, advising such holders that the Company will redeem all of the outstanding debentures on May 28, 2004.

Note 6. Facility Consolidations and Employee Severance

In connection with the merger, the Company developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions. Such plans are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next two to three years. This will be accomplished by building six new facilities (two of which will be operational by the end of calendar 2004), expanding seven facilities (two of which are complete), and closing 27 facilities (fourteen of which have been closed). Construction activities on the remaining four new facilities are ongoing and the Company began expansion activities at one other facility in fiscal 2004. The Company closed one facility in fiscal 2004 and anticipates closing four additional facilities by October 2004.

The Company had previously announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). During the six months ended March 31, 2004, the Company recorded $0.6 million of employee severance costs relating to the fiscal 2003 initiatives. Through March 31, 2004, approximately 780 employees received termination notices as a result of the fiscal 2003 initiatives, of which substantially all have been terminated.

During the six months ended March 31, 2004, the Company announced its first fiscal 2004 facility closure and continued to eliminate duplicate administrative functions (“the fiscal 2004 initiatives”). During the six months ended March 31, 2004, the Company recorded $2.5 million of employee severance costs in connection with the termination of approximately 150 employees relating to the fiscal 2004 initiatives. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2003 to March 31, 2004 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2003	$4,935	$81	$5,016

Expense recorded during the period	3,138	631	3,769

Payments made during the period	(4,612)	(645)	(5,257)

Balance as of March 31, 2004	$3,461	$67	$3,528

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7. Defined Benefit Plans

The Company provides a benefit for the majority of its former AmeriSource employees under three different noncontributory defined benefit pension plans consisting of a salaried plan, a union plan and a supplemental executive retirement plan. The Company also has an unfunded supplemental executive retirement plan for its former Bergen officers and key employees. During fiscal 2002, the salaried plan and the supplemental executive retirement plans were closed to new participants and benefits that can be earned by active participants in the plans were limited.

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

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans in which the Company participates (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Service cost	$1,084	$1,267	$2,168	$2,534
Interest cost on projected benefit obligation	1,451	1,386	2,902	2,771
Expected return on plan assets	(1,279)	(1,267)	(2,558)	(2,534)
Amortization of prior service cost	36	38	72	76
Recognized net actuarial loss	403	161	806	322
Settlement loss	368	—	368	—

Net periodic pension cost of defined benefit pension plans	2,063	1,585	3,758	3,169
Net pension cost of multi-employer plans	404	280	816	559

Total pension expense	$2,467	$1,865	$4,574	$3,728

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Interest cost on projected benefit obligation	$299	$467	$598	$749
Amortization of prior service cost	—	79	—	92
Recognized net actuarial loss (gain)	41	(7)	82	(14)

Total postretirement benefit expense	$340	$539	$680	$827

The Company contributed $1.4 million and $2.9 million to its funded plans during the three and six months ended March 31, 2004, respectively. The Company expects that contributions to its funded plans will be $2.9 million during the second-half of fiscal 2004.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8. Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from the Company in some matters, and some matters may take years for the Company to resolve. The Company establishes reserves from time to time based on its periodic assessments of the potential outcomes of pending matters. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of March 31, 2004, the Company has an accrued liability of $0.9 million, which represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

Stockholder Derivative Lawsuit

The Company has been named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed on March 5, 2004 in the United States District Court for the Eastern District of Pennsylvania. Also named as defendants in the action are all of the individuals who were serving as directors of the Company prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleges breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleges, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against various individual defendants. The derivative action seeks compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. The defendants believe that this derivative action is wholly without merit and intend to vigorously defend themselves against the claims raised in this action.

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

ABDC Matters

In January 2002, Bergen Brunswig Drug Company (now known as AmerisourceBergen Drug Corporation (“ABDC”)) was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. (“Bracco”). The complaint, which includes claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. The Company has answered the remaining counts of the complaint. Discovery in this case has been completed and the Company has filed a motion for summary judgment.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In April 2003, Petters Company, Inc. (“Petters”) commenced an action against the Company (and certain subsidiaries of the Company), and another company, Stayhealthy, Inc. (“Stayhealthy”), that is now pending in the United States District Court for the District of Minnesota. Petters claimed that the Company’s refusal to accept and pay for body fat monitors that the Company allegedly was obligated to purchase from Stayhealthy caused Stayhealthy to default on the repayment of loans made by Petters to finance Stayhealthy’s business. In January 2004, Petters was granted leave to file an amended complaint, which includes claims for breach of contract, fraud, federal racketeering, conspiracy and punitive damages. In March 2004, Stayhealthy filed a crossclaim against the Company asserting claims for breach of contract, fraud, promissory estoppel, unjust enrichment, defamation, conversion, interference with economic advantage and federal trade libel. The crossclaim also named as defendants two former employees of the Company, as well as numerous pharmacies that are customers of the Company. The Company has appealed the decision allowing Petters to assert federal racketeering claims and also has moved to transfer the case to the United States District Court for the Central District of California. The Company has answered the amended complaint and the crossclaim. The former employees and the pharmacies have not yet responded. Discovery in the case is ongoing.

PharMerica Matter

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received “recycled” medications from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs allege that it was a deceptive trade practice under Hawaii law to sell “recycled” medications (i.e., medications that had previously been dispensed and then returned to the pharmacy) without disclosing that the medications were “recycled.” In September 2003, the Hawaii Circuit Court heard and granted the plaintiffs’ motion to certify the case as a class action. The class consists of consumers who purchased drugs in product lines in which recycling occurred, but those product lines have not yet been identified. PharMerica intends to vigorously defend itself against the claims raised in this class action. It is PharMerica’s position that the class members suffered no harm and are not entitled to recover any damages. PharMerica is not aware of any evidence, or any specific claim, that any particular class member received medications that were ineffective because they had been “recycled.” Discovery in this case is ongoing, as are efforts to identify the members of the class.

Note 9. Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes the operations of ABDC and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes. The Pharmaceutical Distribution segment’s service solutions include pharmacy automation, bedside medications safety systems, pharmaceutical packaging, third party logistics, inventory management, reimbursement and pharmaceutical consulting services, and physician education.

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

All of the Company’s operations are located in the United States, except for one ABDC subsidiary, which operates in Puerto Rico, and a subsidiary of AutoMed, which operates in Canada.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables present segment information for the three and six months ended March 31 (in thousands):

	Revenue
	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Pharmaceutical Distribution	$12,163,350	$11,009,646	$24,253,874	$21,909,216
PharMerica	392,078	397,095	794,518	799,937
Intersegment eliminations	(210,774)	(192,782)	(438,059)	(388,289)

Operating revenue	12,344,654	11,213,959	24,610,333	22,320,864

Bulk deliveries to customer warehouses	1,018,919	948,582	2,108,353	2,276,210

Total revenue	$13,363,573	$12,162,541	$26,718,686	$24,597,074

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Pharmaceutical Distribution	$232,383	$216,456	$415,919	$379,391
PharMerica	28,181	24,101	56,674	47,640
Facility consolidations and employee severance (“special items”)	(2,216)	(4,005)	(3,769)	(2,624)

Total operating income	258,348	236,552	468,824	424,407

Equity in (income) losses of affiliates and other	(3,663)	5,733	(1,076)	5,916
Interest expense	30,871	38,399	62,378	72,784

Income before taxes	$231,140	$192,420	$407,522	$345,707

Segment operating income is evaluated before equity in (income) losses of affiliates and other, interest expense and special items. All corporate office expenses are allocated to the two reportable segments.

Note 10. Subsequent Events

In April 2004, the Company received a cash settlement from a supplier relating to an antitrust litigation matter and expects to realize a gain of $38.0 million (net of attorney fees and payments due to other parties) during the fiscal quarter ending June 30, 2004.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

On May 10, 2004, the Company acquired Imedex, Inc. (“Imedex”), an accredited provider of physician continuing medical education, for approximately $15.9 million in cash. The acquisition of Imedex continues the Company’s efforts to add incremental services that support manufacturers and healthcare providers along the pharmaceutical supply channel. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.

Note 11. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% Notes, 7 1/4% Notes and 5% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of either the 8 1/8% Notes, the 7 1/4% Notes and/or the 5% Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries of the 8 1/8% Notes, the 7 1/4% Notes and the 5% Notes, respectively, each exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of either the 8 1/8% Notes, the 7 1/4% Notes and/or the 5% Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 5 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2004 and September 30, 2003, statements of operations for the three and six months ended March 31, 2004 and 2003, and statements of cash flows for the six months ended March 31, 2004 and 2003.

CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$550,975	$80,347	$32,442	$—	$663,764
Accounts receivable, net	362	603,768	2,244,504	—	2,848,634
Merchandise inventories	—	5,560,241	46,198	—	5,606,439
Prepaid expenses and other	114	29,076	213	—	29,403

Total current assets	551,451	6,273,432	2,323,357	—	9,148,240

Property and equipment, net	—	413,138	699	—	413,837
Goodwill	—	2,429,404	3,137	—	2,432,541
Intangibles, deferred charges and other	22,253	406,937	3,250	—	432,440
Intercompany investments and advances	4,475,256	1,533,823	(2,098,908)	(3,910,171)	—

Total assets	$5,048,960	$11,056,734	$231,535	$(3,910,171)	$12,427,058

Current liabilities:
Accounts payable	$—	$5,477,393	$22,278	$—	$5,499,671
Accrued expenses and other	13,105	741,710	5,715	—	760,530
Accrued income taxes	(192,213)	277,019	—	—	84,806
Current portion of long-term debt	70,000	286,126	—	—	356,126

Total current liabilities	(109,108)	6,782,248	27,993	—	6,701,133

Long-term debt, net of current portion	1,240,000	103,548	55,000	—	1,398,548
Other liabilities	—	64,422	—	—	64,422

Stockholders’ equity	3,918,068	4,106,516	148,542	(3,910,171)	4,262,955

Total liabilities and stockholders’ equity	$5,048,960	$11,056,734	$231,535	$(3,910,171)	$12,427,058

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$572,908	$169,323	$57,805	$—	$800,036
Accounts receivable, net	—	220,649	2,074,788	—	2,295,437
Merchandise inventories	—	5,685,521	48,316	—	5,733,837
Prepaid expenses and other	200	27,850	1,158	—	29,208

Total current assets	573,108	6,103,343	2,182,067	—	8,858,518

Property and equipment, net	—	352,322	848	—	353,170
Goodwill	—	2,372,060	18,653	—	2,390,713
Intangibles, deferred charges and other	25,247	396,497	15,980	—	437,724
Intercompany investments and advances	4,286,127	1,700,034	(1,986,534)	(3,999,627)	—

Total assets	$4,884,482	$10,924,256	$231,014	$(3,999,627)	$12,040,125

Current liabilities:
Accounts payable	$—	$5,388,587	$5,182	$—	$5,393,769
Accrued expenses and other	13,365	734,904	4,838	—	753,107
Current portion of long-term debt	60,000	1,430	—	—	61,430
Accrued income taxes	(130,018)	177,814	—	—	47,796

Total current liabilities	(56,653)	6,302,735	10,020	—	6,256,102

Long-term debt, net of current portion	1,280,000	387,724	55,000	—	1,722,724
Other liabilities	—	52,861	3,121	—	55,982

Stockholders’ equity	3,661,135	4,180,936	162,873	(3,999,627)	4,005,317

Total liabilities and stockholders’ equity	$4,884,482	$10,924,256	$231,014	$(3,999,627)	$12,040,125

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,259,368	$85,286	$—	$12,344,654
Bulk deliveries to customer warehouses	—	1,018,910	9	—	1,018,919

Total revenue	—	13,278,278	85,295	—	13,363,573
Cost of goods sold	—	12,702,441	78,684	—	12,781,125

Gross profit	—	575,837	6,611	—	582,448
Operating expenses:
Distribution, selling and administrative	—	327,986	(24,720)	—	303,266
Depreciation	—	15,713	82	—	15,795
Amortization	—	2,805	18	—	2,823
Facility consolidations and employee severance	—	2,216	—	—	2,216

Operating income	—	227,117	31,231	—	258,348
Equity in income of affiliates and other	—	(1,115)	(2,548)	—	(3,663)
Interest (income) expense	(4,538)	23,634	11,775	—	30,871

Income before taxes and equity in earnings of subsidiaries	4,538	204,598	22,004	—	231,140
Income taxes	1,745	78,816	8,427	—	88,988
Equity in earnings of subsidiaries	139,359	—	—	(139,359)	—

Net income	$142,152	$125,782	$13,577	$(139,359)	$142,152

	Three months ended March 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$11,157,653	$56,306	$—	$11,213,959
Bulk deliveries to customer warehouses	—	948,576	6	—	948,582

Total revenue	—	12,106,229	56,312	—	12,162,541
Cost of goods sold	—	11,530,775	50,577	—	11,581,352

Gross profit	—	575,454	5,735	—	581,189
Operating expenses:
Distribution, selling and administrative	—	329,704	(6,141)	—	323,563
Depreciation	—	15,180	84	—	15,264
Amortization	—	1,787	18	—	1,805
Facility consolidations and employee severance	—	4,005	—	—	4,005

Operating income	—	224,778	11,774	—	236,552
Equity in losses of affiliates and other	—	5,733	—	—	5,733
Interest (income) expense	(31,043)	61,022	8,420	—	38,399

Income before taxes and equity in earnings of subsidiaries	31,043	158,023	3,354	—	192,420
Income taxes	12,264	62,416	1,326	—	76,006
Equity in earnings of subsidiaries	97,635	—	—	(97,635)	—

Net income	$116,414	$95,607	$2,028	$(97,635)	$116,414

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Six months ended March 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$24,428,945	$181,388	$—	$24,610,333
Bulk deliveries to customer warehouses	—	2,108,337	16	—	2,108,353

Total revenue	—	26,537,282	181,404	—	26,718,686
Cost of goods sold	—	25,448,108	160,956	—	25,609,064

Gross profit	—	1,089,174	20,448	—	1,109,622
Operating expenses:
Distribution, selling and administrative	—	660,823	(59,230)	—	601,593
Depreciation	—	29,772	175	—	29,947
Amortization	—	4,988	501	—	5,489
Facility consolidations and employee severance	—	3,769	—	—	3,769

Operating income	—	389,822	79,002	—	468,824
Equity in income of affiliates and other	—	(1,076)	—	—	(1,076)
Interest (income) expense	(12,480)	59,243	15,615	—	62,378

Income before taxes and equity in earnings of subsidiaries	12,480	331,655	63,387	—	407,522
Income taxes	4,805	127,687	24,404	—	156,896
Equity in earnings of subsidiaries	242,951	—	—	(242,951)	—

Net income	$250,626	$203,968	$38,983	$(242,951)	$250,626

	Six months ended March 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$22,204,193	$116,671	$—	$22,320,864
Bulk deliveries to customer warehouses	—	2,276,193	17	—	2,276,210

Total revenue	—	24,480,386	116,688	—	24,597,074
Cost of goods sold	—	23,385,485	108,975	—	23,494,460

Gross profit	—	1,094,901	7,713	—	1,102,614
Operating expenses:
Distribution, selling and administrative	—	661,212	(19,967)	—	641,245
Depreciation	—	30,900	167	—	31,067
Amortization	—	3,235	36	—	3,271
Facility consolidations and employee severance	—	2,624	—	—	2,624

Operating income	—	396,930	27,477	—	424,407
Equity in losses of affiliates and other	—	5,916	—	—	5,916
Interest (income) expense	(48,169)	105,192	15,761	—	72,784

Income before taxes and equity in earnings of subsidiaries	48,169	285,822	11,716	—	345,707
Income taxes	19,029	112,898	4,627	—	136,554
Equity in earnings of subsidiaries	180,013	—	—	(180,013)	—

Net income	$209,153	$172,924	$7,089	$(180,013)	$209,153

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$250,626	$203,968	$38,983	$(242,951)	$250,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(240,493)	(72,709)	(158,357)	242,951	(228,608)

Net cash provided by (used in) operating activities	10,133	131,259	(119,374)	—	22,018

Capital expenditures	—	(85,335)	—	—	(85,335)
Cost of acquired companies, net of cash acquired, and other	—	(45,710)	—	—	(45,710)

Net cash used in investing activities	—	(131,045)	—	—	(131,045)

Long-term debt repayments	(30,000)	—	—	—	(30,000)
Deferred financing costs and other	—	153	(14)	—	139
Exercise of stock options	8,542	—	—	—	8,542
Cash dividends on common stock	(5,607)	—	—	—	(5,607)
Common stock purchases for employee stock purchase plan	—	(319)	—	—	(319)

Intercompany investments and advances	(5,001)	(89,024)	94,025	—	—

Net cash (used in) provided by financing activities	(32,066)	(89,190)	94,011	—	(27,245)

Decrease in cash and cash equivalents	(21,933)	(88,976)	(25,363)	—	(136,272)
Cash and cash equivalents at beginning of period	572,908	169,323	57,805	—	800,036

Cash and cash equivalents at end of period	$550,975	$80,347	$32,442	$—	$663,764

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Six months ended March 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$209,153	$172,924	$7,089	$(180,013)	$209,153
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(236,185)	(818,738)	50,486	180,013	(824,424)

Net cash (used in) provided by operating activities	(27,032)	(645,814)	57,575	—	(615,271)

Capital expenditures	—	(35,069)	(93)	—	(35,162)
Cost of acquired companies, net of cash acquired, and other	—	(32,631)	—	—	(32,631)

Net cash used in investing activities	—	(67,700)	(93)	—	(67,793)

Net borrowings under revolving credit and securitization facilities	124,000	—	—	—	124,000
Long-term debt borrowings	300,000	—	—	—	300,000
Long-term debt repayments	(30,000)	(150,066)	—	—	(180,066)
Deferred financing costs and other	(5,469)	557	—	—	(4,912)
Exercise of stock options	12,666	—	—	—	12,666
Cash dividends on common stock	(5,432)	—	—	—	(5,432)
Common stock purchases for employee stock purchase plan	(576)	—	—	—	(576)
Intercompany investments and advances	(782,680)	840,485	(57,805)	—	—

Net cash (used in) provided by financing activities	(387,491)	690,976	(57,805)	—	245,680

Decrease in cash and cash equivalents	(414,523)	(22,538)	(323)	—	(437,384)
Cash and cash equivalents at beginning of period	416,002	172,058	75,280	—	663,340

Cash and cash equivalents at end of period	$1,479	$149,520	$74,957	$—	$225,956

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003:

The Company

AmerisourceBergen Corporation (the “Company”) is a leading national pharmaceutical services company providing drug distribution and related healthcare services and solutions with over $47 billion in annual operating revenue. The Company was formed in connection with the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”) on August 29, 2001 (the “Merger”).

The Company is organized based upon the products and services it provides to its customers. The Company’s operating segments have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes. The Pharmaceutical Distribution segment’s service solutions include pharmacy automation, bedside medications safety systems, pharmaceutical packaging, third party logistics, inventory management, reimbursement and pharmaceutical consulting services, and physician education.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended March 31,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$12,163,350	$11,009,646	10%
PharMerica	392,078	397,095	(1)
Intersegment eliminations	(210,774)	(192,782)	(9)

Total	$12,344,654	$11,213,959	10%

	Operating Income Three Months Ended March 31,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$232,383	$216,456	7%
PharMerica	28,181	24,101	17
Facility consolidations and employee severance (“special items”)	(2,216)	(4,005)	45

Total	$258,348	$236,552	9%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.80%	4.11%
Operating expenses	1.89%	2.15%
Operating income	1.91%	1.97%

PharMerica
Gross profit	30.58%	32.35%
Operating expenses	23.40%	26.28%
Operating income	7.19%	6.07%

AmerisourceBergen Corporation
Gross profit	4.72%	5.18%
Operating expenses	2.63%	3.07%
Operating income	2.09%	2.11%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Six Months Ended March 31,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$24,253,874	$21,909,216	11%
PharMerica	794,518	799,937	(1)
Intersegment eliminations	(438,059)	(388,289)	(13)

Total	$24,610,333	$22,320,864	10%

	Operating Income Six Months Ended March 31,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$415,919	$379,391	10%
PharMerica	56,674	47,640	19
Facility consolidations and employee severance (“special items”)	(3,769)	(2,624)	(44)

Total	$468,824	$424,407	10%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.57%	3.85%
Operating expenses	1.85%	2.12%
Operating income	1.71%	1.73%

PharMerica
Gross profit	30.77%	32.26%
Operating expenses	23.64%	26.31%
Operating income	7.13%	5.96%

AmerisourceBergen Corporation
Gross profit	4.51%	4.94%
Operating expenses	2.60%	3.04%
Operating income	1.90%	1.90%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended March 31, 2004 increased 10% to $12.3 billion from $11.2 billion in the prior-year quarter. For the six months ended March 31, 2004, operating revenue increased 10% to $24.6 billion compared to $22.3 billion in the prior-year period. These increases are due to increased operating revenue in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries, for the quarter ended March 31, 2004, increased 7% to $1.0 billion from $0.9 billion in the prior-year quarter. For the six months ended March 31, 2004, bulk deliveries decreased 7% to $2.1 billion compared to $2.3 billion in the prior-year period. This decrease was primarily due to the Company’s prior-year conversion of a portion of its bulk and other direct business with its primary bulk delivery customer to business serviced through the Company’s warehouses. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact to the Company’s cash flows due to favorable timing between customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $582.4 million in the quarter ended March 31, 2004 was flat compared to $581.2 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2004 was 4.72%, as compared to the prior-year percentage of 5.18%. Gross profit of $1,109.6 million in the six months ended March 31, 2004 reflects an increase of 1% from $1,102.6 million in the prior-year period. As a percentage of operating revenue, gross profit in the six months ended March 31, 2004 was 4.51% as compared to 4.94% in the prior-year period. The decreases in gross profit percentages in comparison with the prior-year percentages reflect declines in both the Pharmaceutical Distribution and PharMerica segments due to changes in customer mix and competitive selling price pressures, offset in part by the positive aggregate margin impact resulting from the Company’s recent acquisitions.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $321.9 million in the quarter ended March 31, 2004 reflects a decrease of 5% compared to $340.6 million in the prior-year quarter. DSAD&A of $637.0 million in the six months ended March 31, 2004 reflects a decrease of 6% compared to $675.6 million in the prior-year period. As a percentage of operating revenue, DSAD&A in the quarter and six months ended March 31, 2004 was 2.61% and 2.59%, respectively. As a percentage of operating revenue, DSAD&A in the quarter and six months ended March 31, 2003 was 3.04% and 3.03%, respectively. The decreases in the current quarter DSAD&A and the DSAD&A percentage from the prior-year quarter reflects improvements in both the Pharmaceutical Distribution and Pharmerica segments due to customer mix changes, operational efficiencies, continued benefits from the merger integration effort and an $11 million net reduction in expense accruals primarily relating to employee benefit costs. The decreases in the six-month DSAD&A and the DSAD&A percentage from the prior-year period also reflects a $17.5 million reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer.

In connection with the Merger, the Company developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions. Such plans are expected to result in synergies of approximately $150 million annually by the end of fiscal 2004. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next two to three years. This will be accomplished by building six new facilities (two of which will be operational by the end of calendar 2004), expanding seven facilities (two of which are complete), and closing 27 facilities (fourteen of which have been closed). Construction activities on the remaining four new facilities are ongoing and the Company began expansion activities at one other facility in fiscal 2004. The Company has closed one facility in fiscal 2004 and anticipates closing four additional facilities by October 2004.

The Company had previously announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). During the six months ended March 31, 2004, the Company recorded $0.6 million of employee severance costs relating to the fiscal 2003 initiatives. Through March 31, 2004, approximately 780 employees received termination notices as a result of the fiscal 2003 initiatives, of which substantially all have been terminated.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the six months ended March 31, 2004, the Company announced its first fiscal 2004 facility closure and continued to eliminate duplicate administrative functions (“the fiscal 2004 initiatives”). During the six months ended March 31, 2004, the Company recorded $2.5 million of employee severance costs in connection with the termination of approximately 150 employees relating to the fiscal 2004 initiatives. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The Company paid a total of $5.3 million for employee severance and lease and contract cancellation costs in the six months ended March 31, 2004 related primarily to the fiscal 2004 and 2003 initiatives. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

Operating income of $258.3 million for the quarter ended March 31, 2004 reflects an increase of 9% from $236.6 million in the prior-year quarter. Special items reduced the Company’s operating income in the quarter ended March 31, 2004 by $2.2 million and reduced the Company’s operating income in the prior-year quarter by $4.0 million. The Company’s operating income as a percentage of operating revenue was 2.09% in the quarter ended March 31, 2004 in comparison to 2.11% in the prior-year quarter. Operating income of $468.8 million for the six months ended March 31, 2004 reflects an increase of 10% from $424.4 million in the prior-year period. Special items reduced the Company’s operating income by $3.8 million in the six months ended March 31, 2004 and by $2.6 million in the prior-year period. The Company’s operating income as a percentage of operating revenue was 1.90% in the six months ended March 31, 2004 and 2003. The Company’s operating income as a percentage of operating revenue has remained relatively flat for the three and six months ended March 31, 2004 as compared to the prior year periods due to the aforementioned DSAD&A expense percentage reductions offsetting the reductions in gross margin.

During the quarter and six months ended March 31, 2004, the Company recorded income of $3.5 million relating to its share of a gain resulting from the sale of substantially all of the assets of one of its technology equity investments.

Interest expense decreased 20% in the quarter ended March 31, 2004 to $30.9 million compared to $38.4 million in the prior-year quarter due to a reduction in average borrowings. Average borrowings, net of cash, under the Company’s debt facilities during the quarter ended March 31, 2004 were $1.4 billion as compared to average borrowings, net of cash, of $2.4 billion in the prior-year quarter. Interest expense decreased 14% in the six months ended March 31, 2004 to $62.4 million compared to $72.8 million in the prior-year period. Average borrowings, net of cash, under the Company’s debt facilities during the six months ended March 31, 2004 were $1.5 billion, as compared to average borrowings, net of cash, of $2.1 billion in the prior-year period. The reductions in average borrowings, net of cash, were achieved due to lower inventory levels in the three and six months ended March 31, 2004 due to the impact of inventory management agreements, reductions in buy-side opportunities and the reduced number of distribution facilities as a result of the Company’s merger integration activities.

Income tax expense of $89.0 million and $156.9 million in the quarter and six months ended March 31, 2004, reflects an effective tax rate of 38.5% versus 39.5% in the prior-year quarter and six-month period. The tax provision for the quarter and six months ended March 31, 2004 was computed based on an estimate of the annual effective rate. The Company has been able to lower its effective tax rate during the current fiscal year by implementing tax-planning strategies.

Net income of $142.2 million for the quarter ended March 31, 2004 reflects an increase of 22% from $116.4 million in the prior-year quarter. Diluted earnings per share of $1.23 in the quarter ended March 31, 2004 reflects a 19% increase as compared to $1.03 per share in the prior-year quarter. Net income of $250.6 million for the six months ended March 31, 2004 reflects an increase of 20% from $209.2 million in the prior-year period. Diluted earnings per share of $2.17 for the six months ended March 31, 2004 reflects a 16% increase as compared to the $1.87 per share in the prior-year period. The growth in earnings per share was smaller than the growth in net income for the quarter and six months ended March 31, 2004 due to the issuance of Company common stock in connection with the acquisitions described in Note 2 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and in connection with the exercise of stock options.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $12.2 billion for the quarter ended March 31, 2004 reflects an increase of 10% from $11.0 billion in the prior-year quarter. Operating revenue of $24.3 billion for the six months ended March 31, 2004 reflects an increase of 11% from the $21.9 billion in the prior-year period. During the quarter ended March 31, 2004, 60% of operating revenue was from sales to institutional customers and 40% was from retail customers; this compares to a customer mix in the prior-year quarter of 56% institutional and 44% retail. In comparison with the prior-year results, sales to institutional customers increased 19% in the quarter primarily due to (i) the previously mentioned conversion of bulk delivery and other direct business with the Company’s primary bulk delivery customer to business serviced through the Company’s warehouses, which contributed 3% of the total operating revenue growth; (ii) above market rate growth of the specialty pharmaceutical business; and (iii) higher revenues from customers engaged in the mail order sale of pharmaceuticals. Sales to retail customers were flat over the prior-year quarter, despite strong growth in the independent retail sector, due to the prior-year loss of a significant customer. This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry growth rates, as estimated by industry data firm IMS Healthcare, Inc., are expected to be between 10% and 13% over the next four years. Future operating revenue growth will continue to be driven by industry growth trends, competition within the industry and customer consolidation.

On May 10, 2004, the Company ceased servicing the United States Department of Veterans Affairs (“VA”). As a result, the Company reduced its forecasted range of diluted earnings per share for fiscal 2004 by $0.40 per diluted share. The VA was the largest contributor to the Company’s operating revenue in fiscal 2003 and accounted for 8% of the Company’s operating revenue in the quarter and six months ended March 31, 2004.

In January 2004, a competitor of the Company announced a five-year pharmaceutical distribution contract with Caremark Rx, Inc. (“Caremark”), a customer of the competitor. In March 2004, Caremark acquired AdvancePCS, one of the Company’s largest customers. As a result of the acquisition, the Company believes it is likely that it will eventually lose this business to the competitor. In February 2004, the Company announced that it agreed to extend its pharmaceutical distribution contract with AdvancePCS for six months to September 30, 2004. The extension begins April 1, 2004 and can be terminated by either party with 90 days notice. AdvancePCS accounted for approximately 4% and 5% of the Company’s operating revenue in the quarter and six months ended March 31, 2004, respectively.

Pharmaceutical Distribution gross profit of $462.5 million in the quarter ended March 31, 2004 reflects an increase of 2% from $452.7 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2004 was 3.80%, as compared to the prior-year percentage of 4.11%. Pharmaceutical Distribution gross profit of $865.1 million in the six months ended March 31, 2004 reflects an increase of 2% from $844.5 million in the prior-year period. As a percentage of operating revenue, gross profit for the six months ended March 31, 2004 was 3.57%, as compared to the prior-year percentage of 3.85%. The declines in gross profit as a percentage of operating revenue were the net result of the negative impact of a change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset partially by the positive aggregate impact of recently-acquired companies, which amounted to an improvement of 5 basis points and 10 basis points in the quarter and six months ended March 31, 2004, respectively. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that the inclusion of additional businesses that generate higher margins or that increases in the buy-side component of the gross margin, including increases derived from manufacturer price increases, negotiated deals and secondary market opportunities, will be available in the future to fully or partially offset the anticipated decline of the sell-side margin. The Company expects that buy-side opportunities may decrease in the future as pharmaceutical manufacturers increasingly seek to control the supply channel through product allocations that limit the inventory the Company can purchase and through the imposition of inventory management and other agreements that prohibit or severely restrict the Company’s right to purchase inventory from secondary source suppliers. Although the Company seeks in any such agreements to obtain appropriate compensation from pharmaceutical manufacturers for foregoing buy-side opportunities, there can be no assurance that the agreements will function as intended and replace any or all lost profit opportunities. The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pharmaceutical Distribution operating expenses of $230.2 million in the quarter ended March 31, 2004 reflect a decrease of 3% from $236.3 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the quarter ended March 31, 2004 were 1.89%, as compared to the prior-year percentage of 2.15%, an improvement of 26 basis points. Pharmaceutical Distribution operating expenses of $449.2 million in the six months ended March 31, 2004 reflect a decrease of 3% from $465.2 million in the prior-year period. As a percentage of operating revenue, operating expenses in the six months ended March 31, 2004 were 1.85%, as compared to the prior-year percentage of 2.12%, an improvement of 27 basis points. The decrease in the current quarter expense percentage reflects the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process, the continued emphasis on productivity throughout the Company’s distribution network, and a net reduction in expense accruals primarily relating to employee benefit costs, offset, in part, by higher expense ratios associated with the Company’s recent acquisitions. The decrease in the six-month expense percentage also reflects a significant reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer.

Pharmaceutical Distribution operating income of $232.4 million in the quarter ended March 31, 2004 reflects an increase of 7% from $216.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended March 31, 2004 was 1.91%, as compared to the prior-year percentage of 1.97%. Pharmaceutical Distribution operating income of $415.9 million in the six months ended March 31, 2004 reflects an increase of 10% from $379.4 million in the prior-year period. As a percentage of operating revenue, operating income in the six months ended March 31, 2004 was 1.71%, as compared to the prior-year percentage of 1.73%. The declines over the prior-year percentages were due to a reduction in gross margins in excess of the declines in the operating expense ratios. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned or result in the desired cost savings.

PharMerica Segment

PharMerica’s operating revenue for the quarter ended March 31, 2004 was $392.1 million compared to $397.1 million in the prior-year quarter. Operating revenue for the six months ended March 31, 2004 was $794.5 million compared to $799.9 million in the prior-year period. PharMerica’s operating revenue has been relatively flat due to the loss of two significant customers in the workers’ compensation business, the discontinuance of the healthcare products business and the loss of a long-term care business customer due to it being acquired. The operating revenue growth rate in fiscal 2004 for the PharMerica segment is expected to be flat. The future operating revenue growth rate will be impacted by competitive pressures, changes in the regulatory environment and the pharmaceutical inflation rate.

PharMerica’s gross profit of $119.9 million for the quarter ended March 31, 2004 decreased 7% from gross profit of $128.4 million in the prior-year quarter. PharMerica’s gross profit of $244.5 million for the six months ended March 31, 2004 decreased 5% from gross profit of $258.1 million in the prior-year period. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2004 was 30.58%, as compared to the prior-year percentage of 32.35%. As a percentage of operating revenue, gross profit in the six months ended March 31, 2004 was 30.77%, as compared to the prior year percentage of 32.26%. The declines are primarily due to industry competitive pressures that continue to adversely affect gross profit margins in both the workers’ compensation business and the long-term care business.

PharMerica’s operating expenses of $91.7 million for the quarter ended March 31, 2004 decreased 12% from operating expenses of $104.3 million in the prior-year quarter. PharMerica’s operating expenses of $187.8 million for the six months ended March 31, 2004 decreased 11% from operating expenses of $210.4 million in the prior-year period. As a percentage of operating revenue, operating expenses in the quarter ended March 31, 2004 were 23.40%, as compared to the prior-year percentage of 26.28%. As a percentage of operating revenue, operating expenses in the six months ended March 31, 2004 were 23.64% as compared to the prior-year percentage of 26.31%. The percentage reductions are primarily due to continued improvements in operating practices of both the workers’ compensation business and the long-term care business, aggressive cost reductions in response to the reduced growth rate described above and a reduction in bad debt expense.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PharMerica’s operating income of $28.2 million for the quarter ended March 31, 2004 increased 17% compared to operating income of $24.1 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended March 31, 2004 was 7.19%, as compared to the prior-year percentage of 6.07%. PharMerica’s operating income of $56.7 million for the six months ended March 31, 2004 increased 19% compared to operating income of $47.6 million in the prior-year period. As a percentage of operating revenue, operating income for the six months ended March 31, 2004 was 7.13%, as compared to the prior-year percentage of 5.96%. The improvements were due to the aforementioned reductions in the operating expense ratios, which were greater than the reductions in gross profit margins. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible further declines in gross margins.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at March 31, 2004, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
Bergen 7 1/4% senior notes due 2005	$99,894	$—
8 1/8% senior notes due 2008	500,000	—
7 1/4% senior notes due 2012	300,000	—
AmeriSource 5% convertible subordinated notes due 2007	300,000	—
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	—
Bergen 7.80% subordinated deferrable interest notes due 2039	276,296	—
Other	5,059	—

Total fixed-rate debt	1,489,674	—

Variable-Rate Debt:
Term loan facility due 2004 to 2006	210,000	—
Blanco revolving credit facility due 2005	55,000	—
Revolving credit facility due 2006	—	937,041
Receivables securitization facility due 2006	—	1,050,000

Total variable-rate debt	265,000	1,987,041

Total debt, including current portion	$1,754,674	$1,987,041

The Company’s working capital usage has historically fluctuated widely during the year due to seasonal inventory buying requirements and buy-side purchasing opportunities. In light of the recent increase in the number of inventory management agreements with suppliers, the Company believes its working capital will fluctuate less widely in the future. The Company’s $2.1 billion of aggregate availability under its revolving credit facility and its receivables securitization facility provide sufficient sources of capital to fund its inventory buying requirements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In July 2003, the Company entered into a new $1.05 billion receivables securitization facility (“ABC Securitization Facility”). At March 31, 2004, there were no borrowings outstanding under the ABC Securitization Facility. In connection with the ABC Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the ABC Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. Under the terms of the ABC Securitization Facility, a $550 million tranche has an expiration date of July 2006 (the three-year tranche) and a $500 million tranche expires in July 2004 (the 364-day tranche). The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points for the three-year tranche and 45 basis points for the 364-day tranche. The Company pays a commitment fee of 30 basis points and 25 basis points on any unused credit with respect to the three-year tranche and the 364-day tranche, respectively. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the ABC Securitization Facility are applied on a pro-rata basis to the $550 million and $500 million tranches. In connection with entering into the ABC Securitization Facility, the Company incurred approximately $2.4 million of costs, which were deferred and are being amortized over the life of the ABC Securitization Facility. This facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled principal payments on a quarterly basis that began on December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The scheduled term loan payments were made in fiscal 2003 and the first two scheduled term loan payments in fiscal 2004 of $15 million each have been made. There were no borrowings outstanding under the Revolving Facility at March 31, 2004. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. At March 31, 2004, the rate was 1.25% over LIBOR or 0.25% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($63.0 million at March 31, 2004). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company’s debt ratings ranging from 0.250% to 0.500% of the unused availability. At March 31, 2004, the rate was 0.300%. The Senior Credit Agreement contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. The Company may choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables, which are sold into the ABC Securitization Facility (as described above), collateralize the Senior Credit Agreement.

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At March 31, 2004, the Company had approximately $1.5 billion of fixed-rate debt with a weighted average interest rate of 7.2% and $265 million of variable-rate debt with a weighted average interest rate of 2.5%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at March 31, 2004. For every $100 million of unhedged variable-rate debt outstanding, a 25 basis-point increase in interest rates (one-tenth of the average variable-rate at March 31, 2004) would increase the Company’s annual interest expense by $0.25 million.

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

The Company intends to effect the redemption of the outstanding 12,000,000 shares of 7.80% Trust Originated Preferred Securities(SM) (“TOPrS (SM)”) issued in May 1999 during the fiscal quarter ending June 30, 2004. The Company will use $300 million in cash to effect the redemption, which will result in a loss of approximately $24 million in the June 2004 quarter, but will result in a reduction of interest expense prospectively. Additionally, the Company intends to redeem the Bergen 6 7/8% exchangeable subordinated debentures due 2011 during the fiscal quarter ending June 30, 2004.

In April 2004, the Company received a cash settlement from a supplier relating to an antitrust litigation matter and expects to realize a gain of $38.0 million (net of attorney fees and payments due to other parties) during the fiscal quarter ending June 30, 2004.

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at March 31, 2004 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years

Debt	$1,778,484	$379,830	$296,462	$801,462	$300,730

Operating Leases	173,751	53,185	73,169	29,065	18,332

Other Commitments	70,805	67,625	2,270	910	—

Total	$2,023,040	$500,640	$371,901	$831,437	$319,062

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen’s obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

In connection with its merger integration plans, the Company intends to build six new distribution facilities (two of which will be operational by the end of calendar 2004) and expand seven others (two of which are complete) over the next two to three years. Five of the new distribution facilities will be owned by the Company, and in December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for the other new facility; this obligation is reflected in Operating Leases in the above table. The Company has been entering into commitments relating to site selection, purchase of land, design and construction of the new facilities on a turnkey basis with a construction development company. The Company will take ownership of and make payment on each new facility as the developer substantially completes construction. During the quarter ended December 31, 2003, the Company acquired one of the new facilities from the construction development company for approximately $19.5 million. As of March 31, 2004, the Company had $67.3 million of commitments outstanding primarily relating to the construction of three facilities. The facility commitments entered into as of March 31, 2004 are included in Other Commitments in the above table. As of March 31, 2004, the developer had incurred $32.6 million relating to the construction of three facilities. This amount has been recorded in property and equipment and accrued expenses and other in the consolidated balance sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In January 2004, the Company advanced $32.0 million towards the remaining 40% equity interest in a physician education and management consulting company and in April 2004, the Company made its final payment of $7.0 million.

On May 10, 2004, the Company acquired Imedex, Inc. (“Imedex”), an accredited provider of physician continuing medical education, for approximately $15.9 million in cash. The acquisition of Imedex continues the Company’s efforts to add incremental services that support manufacturers and healthcare providers along the pharmaceutical supply channel. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.

Any outstanding contingent payments relating to recently acquired companies are not reflected in the above table. These contingencies, along with any others, become commitments of the Company when they are realized.

During the six months ended March 31, 2004, the Company’s operating activities provided $22.0 million of cash as compared to cash used of $615.3 million in the prior-year period. Cash provided by operations during the six months ended March 31, 2004 was principally the result of net income of $250.6 million, $128.9 million decrease in merchandise inventories, $101.4 million increase in accounts payable, accrued expenses and income taxes, and non-cash items of $72.8 million, largely offset by an increase in accounts receivable of $536.1 million. The increase in accounts receivable exceeded the increase in revenues due to timing as the number of business days in March 2004 (23 business days) exceeded the number in September 2003 (21 business days) and an increase in average days sales outstanding. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 17.4 days in the six months ended March 31, 2004 from 16.7 days in the prior-year period. This increase was primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the core distribution business. Average days sales outstanding for the PharMerica segment improved to 38.4 days in the six months ended March 31, 2004 from 40.2 days in the prior-year period due to the continued emphasis on receivables management. Merchandise inventories have continued to decline due to an increase in the number of inventory management agreements with manufacturers. The turnover of merchandise inventories for the Pharmaceutical Distribution segment has improved to 7.9 times in the six months ended March 31, 2004 from 6.5 times in the prior-year period. The $101.4 million increase in accounts payable was primarily due to the timing of purchases of merchandise inventories and cash payments to our vendors. Operating cash uses during the six months ended March 31, 2004 included $57.9 million in interest payments and $74.7 million of income tax payments, net of refunds. The Company has historically used more of its cash in operations during the first six months of the fiscal year and generated more of its cash in operations during the last six months of the fiscal year. It is anticipated that cash to be provided by operations for the remaining six months of fiscal 2004 will exceed $300 million.

During the six months ended March 31, 2003, the Company’s operating activities used $615.3 million of cash. Cash used in operations during the six months ended March 31, 2003 was principally the result of a $1,452.4 million increase in merchandise inventories offset, in part, by a $450.2 million increase in accounts payable, accrued expenses and income taxes, net income of $209.2 million, non-cash items of $83.3 million and a decrease of $82.7 million in accounts receivable. The increase in merchandise inventories reflected inventory required to support the revenue increase and inventory purchased to take advantage of buy-side gross profit opportunities near the end of the second quarter including opportunities associated with manufacturer price increases and negotiated deals. In addition, there were fewer manufacturer price increases early in the quarter compared to the prior year, resulting in relatively higher inventory quantities of on-hand at the end of that quarter. The Company also held certain duplicative inventories on hand at the end of the second quarter of 2003 resulting from distribution facilities that were consolidated during the period. Accounts receivable decreased by 3.6%, excluding changes in the allowance for doubtful accounts and customer additions due to acquired companies, despite the 14% increase in operating revenues. Days sales outstanding for the Pharmaceutical Distribution segment increased slightly to 16.7 days in the six months ended March 31, 2003 from 16.6 days in the prior-year period primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the core distribution business. Days sales outstanding for the PharMerica segment improved to 40.2 days in the six months ended March 31, 2003 from 43.6 days in the prior-year period as a result of the continued improvements in centralized billing and collection practices. The $415.0 million increase in accounts payable was primarily due to the merchandise inventory increase. Operating cash uses during the six months ended March 31, 2003 included $64.5 million in interest payments and $81.3 million of income tax payments, net of refunds.

Capital expenditures for the six months ended March 31, 2004 were $85.3 million and related principally to the transfer of ownership to the Company and payment for one of the Company’s new distribution facilities upon completion of construction, investments in warehouse improvements, information technology and warehouse automation. The Company estimates that it will spend approximately $150 million to $200 million for capital expenditures during fiscal 2004.

Capital expenditures for the six months ended March 31, 2003 were $35.2 million and related principally to investments in warehouse improvements, information technology and warehouse automation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the six months ended March 31, 2004, as described above, the Company advanced $32 million toward the remaining 40% equity interest in a physician education and management consulting company. Additionally, the Company paid approximately $13.7 million in cash for MedSelect, Inc., a provider of automated medication and supply dispensing cabinets.

During the six months ended March 31, 2003, the Company acquired US Bioservices Corporation (“US Bio”) and Bridge Medical, Inc. (“Bridge”). A portion of the base purchase price for each acquisition was paid in cash, totaling approximately $27.6 million and $4.8 million for US Bio and Bridge, respectively.

During the six months ended March 31, 2004, the Company repaid $30.0 million of the Term Facility, as described above. During the six months ended March 31, 2003, the Company had net borrowings of $124.0 million on its revolving credit facility, principally to meet seasonal working capital requirements. In November 2002, the Company issued $300 million of 7 1/4% Notes. A portion of the proceeds received from the issuance was used to repay $15.0 million of the Term Facility in December 2002 and $150.0 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003. In March 2003, the Company repaid an additional $15.0 million of the Term Facility, as scheduled.

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. Most recently, a dividend of $0.025 per share was declared by the board of directors on May 7, 2004, and will be paid on June 7, 2004 to stockholders of record at the close of business on May 18, 2004. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Recently Issued Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits. “ This statement does not change the measurement or recognition requirements for pensions and other postretirement benefit plans, however it does revise employers’ disclosures to require more information about their plan assets, obligations to pay benefits, funding obligations, cash flows and other relevant information. As required, the Company adopted the disclosure requirements of SFAS No. 132, as revised, beginning with the quarter ended March 31, 2004.

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

The Company implemented Interpretation No. 46, on a retroactive basis, during the three months ended December 31, 2003 for variable interests in special-purpose entities and, as a result, the Company no longer consolidates Bergen’s Capital I Trust (the “Trust”) as the Company was not designated as the Trust’s primary beneficiary. Prior to the adoption of this standard, the Company reported the Trust’s preferred securities as long-term debt in its consolidated financial statements. As a result of deconsolidating the Trust, the Company now reports the debentures issued to the Trust as long-term debt. Because the debentures have the same carrying value as the preferred securities and the interest on the debentures is equal to the cash distributions on the preferred securities, the adoption of this standard had no impact to the Company’s consolidated financial statements. The Company did not create or obtain any variable interest entity after February 1, 2003. The Company has evaluated the remaining provisions of Interpretation No. 46, and the adoption of these provisions during the quarter ended March 31, 2004 did not have an impact on its consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s most significant market risk is the effect of changing interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 above on page 30.

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14(c) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures are effective for their intended purposes as of the end of the period covered by this report. There were no changes during the fiscal quarter ended March 31, 2004 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on March 5, 2004 in Philadelphia, Pennsylvania. At the meeting, the stockholders of the Company were asked to vote upon the following matter and cast their votes as set forth below.

Election of Directors. The two nominees each were elected to a three-year term expiring in 2007 by the following vote:

Nominee	For	Withheld
Edward E. Hagenlocker	86,122,807	11,951,981
Kurt J. Hilzinger	96,899,155	1,175,633

Directors whose term of office continued after the Annual Meeting were: Rodney H. Brady, Charles H. Cotros, Jane E. Henney, M.D. and R. David Yost, each of whose terms expire in 2005, and Richard C. Gozon, James R. Mellor and J. Lawrence Wilson, each of whose terms expire in 2006.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Employment Agreement, effective February 19, 2004, between AmerisourceBergen Corporation and Steven H. Collis

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K:

During the quarter ended March 31, 2004, the Company filed the following Current Reports on

Form 8-K:

On January 2, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release revising earnings guidance for fiscal 2004 due to the loss of the Department of Veterans Affairs contract.

On January 20, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing that its wholly owned subsidiary, AmerisourceBergen Drug Corporation, would file a protest on January 21, 2004 in the United States Court of Federal Claims of the recent award by the Department of Veterans Affairs of its Pharmaceutical Prime Vendor contract commencing April 2004 to a competitor.

On January 26, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing its earnings for the fiscal quarter ended December 31, 2003 and also issued a news release announcing that it had signed a definitive agreement to purchase MedSelect, Inc., a privately held provider of automated medication and supply dispensing cabinets for a purchase price of $13.4 million, including assumed debt.

On February 10, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing that it had agreed to extend its pharmaceutical distribution contract with AdvancePCS for six months to September 30, 2004.

On February 11, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing that the United States Court of Federal Claims had issued a consent order delaying the implementation of the recent award of the Department of Veterans Affairs Pharmaceutical Prime Vendor contract to McKesson Corporation until 45 days after the Court renders a decision on the merits of the Company’s challenge of the award.

On March 25, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing that the United States Court of Federal Claims denied the protest filed by its wholly owned subsidiary, AmerisourceBergen Drug Corporation, seeking to overturn the recent award of the Department of Veterans Affairs Pharmaceutical Prime Vendor contract to McKesson Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

By	/s/ R. David Yost
R. David Yost Chief Executive Officer

By	/s/ Michael D. DiCandilo
Michael D. DiCandilo Senior Vice President and Chief Financial Officer

May 12, 2004