Form 10-Q
period 2004-06-30
AMERISOURCEBERGEN CORP
filed 2004-08-13
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2004 was 112,438,430.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$903,171	$800,036
Accounts receivable, less allowances for returns and doubtful accounts: $478,231 at June 30, 2004 and $191,744 at September 30, 2003	2,391,514	2,295,437
Merchandise inventories	5,597,240	5,733,837
Prepaid expenses and other	17,169	29,208

Total current assets	8,909,094	8,858,518

Property and equipment, at cost:
Land	37,103	35,464
Buildings and improvements	206,004	152,289
Machinery, equipment and other	416,610	350,904

Total property and equipment	659,717	538,657
Less accumulated depreciation	216,774	185,487

Property and equipment, net	442,943	353,170

Other assets:
Goodwill	2,447,535	2,390,713
Intangibles, deferred charges and other	442,979	437,724

Total other assets	2,890,514	2,828,437

TOTAL ASSETS	$12,242,551	$12,040,125

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)	June 30, 2004	September 30, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,458,916	$5,393,769
Accrued expenses and other	441,365	436,089
Current portion of long-term debt	76,350	61,430
Accrued income taxes	47,478	47,796
Deferred income taxes	383,465	317,018

Total current liabilities	6,407,574	6,256,102

Long-term debt, net of current portion	1,379,722	1,722,724
Other liabilities	61,817	55,982

Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 112,437,032 at June 30, 2004 and 112,002,347 shares at September 30, 2003	1,124	1,120
Additional paid-in capital	3,145,525	3,125,561
Retained earnings	1,260,838	892,853
Accumulated other comprehensive loss	(14,049)	(14,217)

Total stockholders’ equity	4,393,438	4,005,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,242,551	$12,040,125

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Operating revenue	$12,114,996	$11,482,571	$36,725,329	$33,803,435
Bulk deliveries to customer warehouses	956,598	938,100	3,064,951	3,214,310

Total revenue	13,071,594	12,420,671	39,790,280	37,017,745
Cost of goods sold	12,495,865	11,860,292	38,104,929	35,354,752

Gross profit	575,729	560,379	1,685,351	1,662,993
Operating expenses:
Distribution, selling and administrative	304,333	311,953	905,926	953,198
Depreciation	16,801	14,704	46,748	45,771
Amortization	3,005	1,636	8,494	4,907
Facility consolidations and employee severance	1,550	3,880	5,319	6,504

Operating income	250,040	228,206	718,864	652,613
Other (income) loss	(4,909)	1,642	(5,985)	7,558
Interest expense	26,845	37,234	89,223	110,018
Loss on early retirement of debt	23,592	4,220	23,592	4,220

Income before taxes	204,512	185,110	612,034	530,817
Income taxes	78,737	72,564	235,633	209,118

Net income	$125,775	$112,546	$376,401	$321,699

Earnings per share:
Basic	$1.12	$1.02	$3.37	$2.96

Diluted	$1.09	$0.99	$3.25	$2.85

Weighted average common shares outstanding:
Basic	111,956	110,332	111,837	108,845
Diluted	118,156	116,774	118,044	115,302

Cash dividends declared per share of common stock	$0.025	$0.025	$0.075	$0.075

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
(in thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$376,401	$321,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, including amounts charged to cost of goods sold	49,726	45,771
Amortization, including amounts charged to interest expense	14,162	10,258
(Benefit) provision on accounts receivable	(11,176)	31,362
Loss on disposal of property and equipment	1,426	879
Loss on early retirement of debt	23,592	4,220
Other (income) loss	(1,063)	7,558
Provision for deferred income taxes	60,612	65,971
Employee stock compensation	1,538	703
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(79,969)	(249,370)
Merchandise inventories	138,101	(1,274,028)
Prepaid expenses and other assets	2,338	9,439
Accounts payable, accrued expenses and income taxes	85,484	232,093
Other	200	1,041

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	661,372	(792,404)

INVESTING ACTIVITIES
Capital expenditures	(143,931)	(50,890)
Cost of acquired companies, net of cash acquired, and other	(67,960)	(93,361)

NET CASH USED IN INVESTING ACTIVITIES	(211,891)	(144,251)

FINANCING ACTIVITIES
Net borrowings under revolving credit and receivables securitization facilities	—	501,000
Long-term debt borrowings	—	300,000
Long-term debt repayments	(353,425)	(322,704)
Deferred financing costs and other	1,236	(6,296)
Exercise of stock options	14,578	34,911
Cash dividends on common stock	(8,416)	(8,197)
Common stock purchases for employee stock purchase plan	(319)	(576)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(346,346)	498,138

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,135	(438,517)
Cash and cash equivalents at beginning of period	800,036	663,340

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$903,171	$224,823

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. During the quarter ended June 30, 2004, the Company changed its accounting policy for customer sales returns to reflect an accrual for estimated customer returns at the time of sale to the customer. Previously, in accordance with industry practice, the Company accounted for customer sales returns as a reduction of sales and cost of goods sold at the time of the return. As a result of this accounting policy change, operating revenue and cost of goods sold were reduced by $320.4 million for the quarter and nine months ended June 30, 2004. Additionally, merchandise inventories were increased by $320.4 million and accounts receivable were reduced by $320.4 million as of June 30, 2004.

Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

Recently Issued Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision to SFAS No. 132 does not change the measurement or recognition requirements for pensions and other postretirement benefit plans, however it does revise employers’ disclosures to require more information about their plan assets, obligations to pay benefits, funding obligations, cash flows and other relevant information. As required, the Company adopted the disclosure requirements of SFAS No. 132 (see Note 7).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which was subsequently revised in December 2003 (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. Interpretation No. 46 applies to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained on or before January 31, 2003, this standard was effective as of December 31, 2003 for a variable interest in special-purpose entities and as of March 31, 2004 for all other variable interest entities.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company implemented Interpretation No. 46, on a retroactive basis, during the three months ended December 31, 2003 for variable interests in special-purpose entities and, as a result, the Company no longer consolidates Bergen’s Capital I Trust (the “Trust”) (see Note 5) as the Company was not designated as the Trust’s primary beneficiary. Prior to the adoption of this standard, the Company reported the Trust’s preferred securities as long-term debt in its consolidated financial statements. As a result of deconsolidating the Trust, the Company reported the notes issued to the Trust as long-term debt at December 31, 2003 and March 31, 2004. Because the notes had the same carrying value as the preferred securities and the interest on the notes was equal to the cash distributions on the preferred securities, the adoption of this standard had no impact to the Company’s consolidated financial statements. During the quarter ended June 30, 2004, the Company redeemed the notes and, as a result, the Trust redeemed the preferred securities (see Note 5). The Company did not create or obtain any variable interest entity after February 1, 2003. The Company evaluated the remaining provisions of Interpretation No. 46, and the adoption of these provisions did not have an impact on its consolidated financial statements.

Stock-Related Compensation

The Company has a number of stock-related compensation plans, including stock option, stock purchase and restricted stock plans, which are described in Note 8 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The Company continues to use the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-related compensation.

For purposes of pro forma disclosures, the estimated fair value of the options and shares under the employee stock purchase plan are amortized to expense over their assumed vesting periods.

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$125,775	$112,546	$376,401	$321,699
Add: Stock-related compensation expense included in reported net income, net of income taxes	3	12	446	53
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(7,839)	(6,050)	(20,244)	(15,257)

Pro forma net income	$117,939	$106,508	$356,603	$306,495

Earnings per share:
Basic, as reported	$1.12	$1.02	$3.37	$2.96

Basic, pro forma	$1.05	$0.96	$3.19	$2.81

Diluted, as reported	$1.09	$0.99	$3.25	$2.85

Diluted, pro forma	$1.02	$0.93	$3.09	$2.71

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2. Acquisitions and Other Investments

In May 2004, the Company acquired Imedex, Inc. (“Imedex”), an accredited provider of continuing medical education for physicians, for approximately $15.9 million in cash. The acquisition of Imedex continued the Company’s efforts to add incremental services that support manufacturers and healthcare providers along the pharmaceutical supply channel. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired by $11.7 million, which has been allocated to goodwill.

In May 2002, the Company acquired a 20% equity interest in a physician education and management consulting company for $5 million in cash, which was subject to a possible adjustment contingent on the entity achieving defined earnings targets in calendar 2002. In April 2003, the Company satisfied the residual contingent obligation for the initial 20% equity interest and acquired an additional 40% equity interest for an aggregate $24.7 million in cash. In January 2004, the Company advanced $32.0 million for the remaining 40% equity interest and in April 2004, the Company made its final payment of $7.0 million. The results of operations of the physician education and management consulting company, less minority interest, have been included in the Company’s consolidated statements of operations for the three and nine months ended June 30, 2004.

In February 2004, the Company acquired MedSelect, Inc. (“MedSelect”), a provider of automated medication and supply dispensing cabinets, for approximately $13.7 million in cash, which includes transaction costs. The acquisition of MedSelect enhances the Company’s ability to offer fully scalable and flexible technology solutions to its customers. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired by $9.8 million, which has been allocated to goodwill.

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

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2004	2003	2004	2003
Net income	$125,775	$112,546	$376,401	$321,699

Interest expense - convertible subordinated notes, net of income taxes	2,530	2,501	7,590	7,479

Income available to common stockholders	$128,305	$115,047	$383,991	$329,178

Weighted average common shares outstanding - basic	111,956	110,332	111,837	108,845
Effect of dilutive securities:
Options to purchase common stock	536	778	543	793
Convertible subordinated notes	5,664	5,664	5,664	5,664

Weighted average common shares outstanding - diluted	118,156	116,774	118,044	115,302

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2004 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2003	$2,121,757	$268,956	$2,390,713

Goodwill recognized in connection with the acquisition of businesses	56,822	—	56,822

Goodwill at June 30, 2004	$2,178,579	$268,956	$2,447,535

Following is a summary of other intangible assets (in thousands):

	June 30, 2004			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Tradenames	$257,652	$—	$257,652	$256,732	$—	$256,732

Amortized intangibles:
Customer lists and other	88,839	(23,531)	65,308	78,866	(15,038)	63,828

Total other intangible assets	$346,491	$(23,531)	$322,960	$335,598	$(15,038)	$320,560

Amortization expense for other intangible assets was $8.5 million and $4.9 million in the nine months ended June 30, 2004 and 2003, respectively. Amortization expense for other intangible assets is estimated to be $12.2 million in fiscal 2004, $13.2 million in fiscal 2005, $12.2 million in fiscal 2006, $9.3 million in fiscal 2007, $4.8 million in fiscal 2008, and $22.1 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5. Debt

Debt consisted of the following (in thousands):

	June 30, 2004	September 30, 2003
Term loan facility at 2.57% and 2.38%, respectively, due 2004 to 2006	$195,000	$240,000
Revolving credit facility due 2006	—	—
Blanco revolving credit facility at 3.15% and 3.27%, respectively, due 2005	55,000	55,000
AmerisourceBergen securitization financing due 2006	—	—
Bergen 7 1/4% senior notes due 2005	99,917	99,849
8 1/8% senior notes due 2008	500,000	500,000
7 1/4% senior notes due 2012	300,000	300,000
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 6 7/8% exchangeable subordinated debentures due 2011	—	8,425
Bergen 7.80% subordinated deferrable interest notes due 2039	—	275,960
Other	6,155	4,920

Total debt	1,456,072	1,784,154
Less current portion	76,350	61,430

Total, net of current portion	$1,379,722	$1,722,724

A description of the principal terms of the aforementioned debt is set forth in Note 5 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The Blanco Facility, which expires in May 2005, is not classified in the current portion of the long-term debt on the accompanying consolidated balance sheet at June 30, 2004 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, since borrowings under the Blanco Facility are secured by a standby letter of credit under the Senior Credit Agreement, the Company is effectively financing this debt on a long-term basis through that agreement.

In connection with the merger, the Company assumed Bergen’s Capital I Trust (the “Trust”), a wholly-owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the “Trust Preferred Securities”) at $25 per share. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen’s 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the “Subordinated Notes”). The Subordinated Notes represent the sole assets of the Trust and bear interest at an annual rate of 7.80%, payable quarterly, and were redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. In May 2004, the Company redeemed the Subordinated Notes at their face value of $300 million and, as a result, the Trust redeemed the Trust Preferred Securities at the liquidation amount of $25 per share plus accrued cash distributions through the redemption date. The book value of the Subordinated Notes was $276.4 million immediately prior to the redemption. The book value of the Subordinated Notes was less than the $300 million face value because the book value was previously adjusted to fair market value at the time of the Merger. Therefore, the Company incurred a loss of $23.6 million during the quarter ended June 30, 2004 as a result of the redemption of the Subordinated Notes.

During the quarter ended June 30, 2004, the Company redeemed all of the outstanding Bergen 6 7/8% exchangeable subordinated debentures at their carrying value of $8.4 million.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6. Facility Consolidations and Employee Severance

In connection with the merger, the Company developed integration plans to consolidate its distribution network and eliminate duplicative administrative functions. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next two to three years. This will be accomplished by building six new facilities (two of which will be operational by the end of calendar 2004), expanding seven facilities (two of which are complete), and closing 27 facilities (fourteen of which have been closed). Construction activities on the remaining four new facilities are ongoing and the Company began expansion activities at one other facility in fiscal 2004. The Company closed one facility in fiscal 2004 and anticipates closing four additional facilities by October 2004.

The Company had previously announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). During the nine months ended June 30, 2004, the Company recorded $0.9 million of employee severance costs relating to the fiscal 2003 initiatives. Through June 30, 2004, approximately 780 employees received termination notices as a result of the fiscal 2003 initiatives, of which substantially all have been terminated.

During the nine months ended June 30, 2004, the Company announced its first fiscal 2004 facility closure and continued to eliminate duplicative administrative functions (“the fiscal 2004 initiatives”). During the nine months ended June 30, 2004, the Company recorded $3.6 million of employee severance costs in connection with the termination of approximately 210 employees relating to the fiscal 2004 initiatives. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2003 to June 30, 2004 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2003	$4,935	$81	$5,016
Expense recorded during the period	4,457	862	5,319
Payments made during the period	(7,046)	(875)	(7,921)

Balance as of June 30, 2004	$2,346	$68	$2,414

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans in which the Company participates (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Service cost	$1,088	$1,267	$3,256	$3,801
Interest cost on projected benefit obligation	1,446	1,386	4,348	4,157
Expected return on plan assets	(1,279)	(1,267)	(3,837)	(3,801)
Amortization of prior service cost	36	38	108	114
Recognized net actuarial loss	417	161	1,223	483
Settlement loss	70	—	438	—

Net periodic pension cost of defined benefit pension plans	1,778	1,585	5,536	4,754
Net pension cost of multi-employer plans	550	695	1,366	1,254

Total pension expense	$2,328	$2,280	$6,902	$6,008

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Interest cost on projected benefit obligation	$299	$280	$897	$1,029
Amortization of prior service cost	—	8	—	100
Recognized net actuarial loss (gain)	41	(7)	123	(21)

Total postretirement benefit expense	$340	$281	$1,020	$1,108

The Company contributed $1.5 million and $4.4 million to its funded plans during the three and nine months ended June 30, 2004, respectively. In August 2004, the Company made a contribution of $2.0 million to its funded plans.

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

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of June 30, 2004, the Company has an accrued liability of $0.9 million, which represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stockholder Derivative Lawsuit

The Company has been named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed on March 5, 2004 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action are all of the individuals who were serving as directors of the Company prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleges breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleges, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against various individual defendants. The derivative action seeks compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. The defendants believe that this derivative action is wholly without merit and intend to vigorously defend themselves against the claims raised in this action. In May 2004, the defendants filed a motion to dismiss the action on both procedural and substantive grounds.

Government Investigation

In June 2000, the Company learned that the U.S. Department of Justice had commenced an investigation focusing on the activities of a customer that illegally resold merchandise purchased from the Company and on the Company’s business relationship with that customer. The Company was contacted initially by the government at that time and cooperated fully. The Company had discontinued doing business with the customer in question in February 2000, after concluding this customer had demonstrated suspicious purchasing behavior. From 2001 through September 2003, the Company had no further contact with the government on this investigation. Then, in September 2003, the Company learned that a former employee of the Company pled guilty to charges arising from his involvement with this customer. In November 2003, the Company was contacted by the U.S. Attorney’s Office in Sacramento, California, for some additional information relating to the investigation. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this investigation at this time.

Pharmaceutical Distribution Matters

In January 2002, Bergen Brunswig Drug Company (now known as AmerisourceBergen Drug Corporation (“ABDC”)) was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. The complaint, which includes claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to non-manufacturer vendor purchasing, chargebacks and credits. The Court granted ABDC’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. ABDC has answered the remaining counts of the complaint. Discovery in this case has been completed and ABDC has filed a partial motion for summary judgment.

In April 2003, Petters Company, Inc. (“Petters”) commenced an action against the Company (and certain subsidiaries of the Company, including ABDC), and another company, Stayhealthy, Inc. (“Stayhealthy”), that is now pending in the United States District Court for the District of Minnesota (the “District Court”). Petters claimed that the Company’s refusal to accept and pay for body fat monitors that the Company allegedly was obligated to purchase from Stayhealthy caused Stayhealthy to default on the repayment of loans made by Petters to finance Stayhealthy’s business. In January 2004, Petters was granted leave to file an amended complaint, which includes claims for breach of contract, fraud, federal racketeering, conspiracy and punitive damages. In March 2004, Stayhealthy filed a crossclaim against the Company asserting claims for breach of contract, fraud, promissory estoppel, unjust enrichment, defamation, conversion, interference with economic advantage and federal trade libel. The crossclaim also named as defendants two former employees of the Company, as well as numerous pharmacies that are customers of the Company. In June 2004, the District Court denied the Company’s appeal of the decision allowing Petters to assert federal racketeering claims. In July 2004, the District Court denied the Company’s motion to transfer the case to the United States District Court for the Central District of California. The Company has answered the amended complaint and the crossclaim. Stayhealthy has dismissed its claims against the former employees and the pharmacies. Fact discovery in the case has been completed.

PharMerica Matters

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received “recycled” medications from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs allege that it was a deceptive trade practice under Hawaii law to sell “recycled” medications (i.e., medications that had previously been dispensed and then returned to the

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

In June 2004, the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) issued a Notice of Action against PharMerica Drug Systems, Inc. (“PDSI”), a subsidiary of PharMerica, Inc. (“PharMerica”), alleging that PDSI’s December 1997 acquisition of Hollins Manor I, LLC (“HMI”) from HCMF Corporation (“HCMF”) for a purchase price of $7,200,000 violated the anti-kickback provisions of the Social Security Act, 42 U.S.C. §1320a-7a(a)(7). PDSI’s acquisition of HMI in 1997 predated both Bergen Brunswig Corporation’s acquisition of PharMerica in 1999 and the subsequent merger of AmeriSource Health Corporation and Bergen Brunswig Corporation to form the Company in August 2001. HMI was an institutional pharmacy that had been established to serve the nursing homes then operated by HCMF. OIG alleges that the purchase price paid by PDSI to HCMF should be regarded as an unlawful payment by PDSI to HCMF to obtain referrals of future pharmacy business eligible for Medicaid reimbursement. According to OIG, HMI’s value lay primarily in the potential future stream of Medicaid business that would be obtained from the nursing homes owned by HCMF under a long-term pharmacy service agreement between HMI and HCMF that OIG alleges PDSI improperly helped put in place prior to the acquisition. OIG is seeking civil monetary penalties of $200,000, statutory damages of $21,600,000 (representing treble the purchase price that PDSI paid for HMI) and PDSI’s exclusion from Medicare, Medicaid and all federal healthcare programs for a period of 10 years. In late June 2004, the OIG amended its Notice of Action against PDSI to include PharMerica as well. The Company believes that the OIG allegations are totally without merit as against either PDSI or PharMerica and intends to vigorously contest the allegations in their entirety. Moreover, the Company believes that PharMerica is an inappropriate party to the action and intends to vigorously contest the inclusion of PharMerica as a party to the action. In August 2004, the Company requested a hearing in order to contest the OIG claims before an HHS administrative law judge.

Note 9. Antitrust Litigation Settlement

In April 2004, the Company received a cash settlement from a supplier relating to an antitrust litigation matter and recognized a gain of $38.0 million, net of attorney fees and payments due to other parties. This gain was recorded as a reduction of cost of goods sold in the Company’s consolidated statements of operations for the quarter and nine months ended June 30, 2004.

Note 10. Business Segment Information

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. The Company’s operations have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes the operations of ABDC and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes. The Pharmaceutical Distribution segment’s service solutions include pharmacy automation, bedside medication safety systems, pharmaceutical packaging, third party logistics, inventory management, reimbursement and pharmaceutical consulting services, and physician education.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables present segment information for the three and nine months ended June 30 (in thousands):

	Revenue
	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Pharmaceutical Distribution	$11,936,742	$11,285,932	$36,190,616	$33,195,148
PharMerica	390,332	399,886	1,184,850	1,199,823
Intersegment eliminations	(212,078)	(203,247)	(650,137)	(591,536)

Operating revenue	12,114,996	11,482,571	36,725,329	33,803,435

Bulk deliveries to customer warehouses	956,598	938,100	3,064,951	3,214,310

Total revenue	$13,071,594	$12,420,671	$39,790,280	$37,017,745

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Pharmaceutical Distribution	$182,179	$204,777	$598,098	$584,168
PharMerica	31,406	27,309	88,080	74,949
Facility consolidations and employee severance	(1,550)	(3,880)	(5,319)	(6,504)
Gain on litigation settlement	38,005	—	38,005	—

Total operating income	250,040	228,206	718,864	652,613

Other (income) loss	(4,909)	1,642	(5,985)	7,558
Interest expense	26,845	37,234	89,223	110,018
Loss on early retirement of debt	23,592	4,220	23,592	4,220

Income before taxes	$204,512	$185,110	$612,034	$530,817

Segment operating income is evaluated before other (income) loss, interest expense, loss on early retirement of debt, facility consolidations and employee severance and gain on litigation settlement. All corporate office expenses are allocated to the two reportable segments.

Note 11. Subsequent Events

In early August 2004, the Senior Credit Agreement was amended to, among other things, increase the amount of common stock that the Company is permitted to repurchase by $500 million. Subsequently, in August 2004, the Company’s Board of Directors authorized the repurchase of common stock up to an aggregate amount of $500 million subject to market conditions.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% Notes, 7 1/4% Notes and 5% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of either the 8 1/8% Notes, the 7 1/4% Notes and/or the 5% Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries of the 8 1/8% Notes, the 7 1/4% Notes and the 5% Notes, respectively, each exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of either the 8 1/8% Notes, the 7 1/4% Notes and/or the 5% Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 5 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2004 and September 30, 2003, statements of operations for the three and nine months ended June 30, 2004 and 2003, and statements of cash flows for the nine months ended June 30, 2004 and 2003.

CONDENSED CONSOLIDATING BALANCE SHEETS:

	June 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$755,529	$112,018	$35,624	$—	$903,171
Accounts receivable, net	672	352,436	2,038,406	—	2,391,514
Merchandise inventories	—	5,552,918	44,322	—	5,597,240
Prepaid expenses and other	69	15,977	1,123	—	17,169

Total current assets	756,270	6,033,349	2,119,475	—	8,909,094

Property and equipment, net	—	442,295	648	—	442,943
Goodwill	—	2,444,398	3,137	—	2,447,535
Intangibles, deferred charges and other	20,794	419,155	3,030	—	442,979
Intercompany investments and advances	4,390,410	1,425,317	(1,879,023)	(3,936,704)	—

Total assets	$5,167,474	$10,764,514	$247,267	$(3,936,704)	$12,242,551

Current liabilities:
Accounts payable	$—	$5,429,471	$29,445	$—	$5,458,916
Accrued expenses and other	17,810	803,459	3,561	—	824,830
Accrued income taxes	(193,901)	241,379	—	—	47,478
Current portion of long-term debt	75,000	1,350	—	—	76,350

Total current liabilities	(101,091)	6,475,659	33,006	—	6,407,574

Long-term debt, net of current portion	1,220,000	104,722	55,000	—	1,379,722
Other liabilities	—	61,817	—	—	61,817

Stockholders’ equity	4,048,565	4,122,316	159,261	(3,936,704)	4,393,438

Total liabilities and stockholders’ equity	$5,167,474	$10,764,514	$247,267	$(3,936,704)	$12,242,551

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$572,908	$169,323	$57,805	$—	$800,036
Accounts receivable, net	—	220,649	2,074,788	—	2,295,437
Merchandise inventories	—	5,685,521	48,316	—	5,733,837
Prepaid expenses and other	200	27,850	1,158	—	29,208

Total current assets	573,108	6,103,343	2,182,067	—	8,858,518

Property and equipment, net	—	352,322	848	—	353,170
Goodwill	—	2,372,060	18,653	—	2,390,713
Intangibles, deferred charges and other	25,247	396,497	15,980	—	437,724
Intercompany investments and advances	4,286,127	1,700,034	(1,986,534)	(3,999,627)	—

Total assets	$4,884,482	$10,924,256	$231,014	$(3,999,627)	$12,040,125

Current liabilities:
Accounts payable	$—	$5,388,587	$5,182	$—	$5,393,769
Accrued expenses and other	13,365	734,904	4,838	—	753,107
Accrued income taxes	(130,018)	177,814	—	—	47,796
Current portion of long-term debt	60,000	1,430	—	—	61,430

Total current liabilities	(56,653)	6,302,735	10,020	—	6,256,102

Long-term debt, net of current portion	1,280,000	387,724	55,000	—	1,722,724
Other liabilities	—	52,861	3,121	—	55,982

Stockholders’ equity	3,661,135	4,180,936	162,873	(3,999,627)	4,005,317

Total liabilities and stockholders’ equity	$4,884,482	$10,924,256	$231,014	$(3,999,627)	$12,040,125

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,031,666	$83,330	$—	$12,114,996
Bulk deliveries to customer warehouses	—	956,589	9	—	956,598

Total revenue	—	12,988,255	83,339	—	13,071,594
Cost of goods sold	—	12,417,828	78,037	—	12,495,865

Gross profit	—	570,427	5,302	—	575,729
Operating expenses:
Distribution, selling and administrative	—	325,155	(20,822)	—	304,333
Depreciation	—	16,715	86	—	16,801
Amortization	—	2,987	18	—	3,005
Facility consolidations and employee severance	—	1,550	—	—	1,550

Operating income	—	224,020	26,020	—	250,040
Other income	—	(4,909)	—	—	(4,909)
Interest expense	4,386	14,153	8,306	—	26,845
Loss on early retirement of debt	—	23,592	—	—	23,592

(Loss) income before taxes and equity in earnings of subsidiaries	(4,386)	191,184	17,714	—	204,512
Income taxes	(1,688)	73,606	6,819	—	78,737
Equity in earnings of subsidiaries	128,473	—	—	(128,473)	—

Net income	$125,775	$117,578	$10,895	$(128,473)	$125,775

	Three months ended June 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$11,405,801	$76,770	$—	$11,482,571
Bulk deliveries to customer warehouses	—	938,096	4	—	938,100

Total revenue	—	12,343,897	76,774	—	12,420,671
Cost of goods sold	—	11,793,829	66,463	—	11,860,292

Gross profit	—	550,068	10,311	—	560,379
Operating expenses:
Distribution, selling and administrative	—	322,524	(10,571)	—	311,953
Depreciation	—	14,612	92	—	14,704
Amortization	—	1,618	18	—	1,636
Facility consolidations and employee severance	—	3,880	—	—	3,880

Operating income	—	207,434	20,772	—	228,206
Other loss	—	443	1,199	—	1,642
Interest (income) expense	(49,985)	78,987	8,232	—	37,234
Loss on early retirement of debt	—	4,220	—	—	4,220

Income before taxes and equity in earnings of subsidiaries	49,985	123,784	11,341	—	185,110
Income taxes	19,595	48,527	4,442	—	72,564
Equity in earnings of subsidiaries	82,156	—	—	(82,156)	—

Net income	$112,546	$75,257	$6,899	$(82,156)	$112,546

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Nine months ended June 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$36,460,611	$264,718	$—	$36,725,329
Bulk deliveries to customer warehouses	—	3,064,926	25	—	3,064,951

Total revenue	—	39,525,537	264,743	—	39,790,280
Cost of goods sold	—	37,865,936	238,993	—	38,104,929

Gross profit	—	1,659,601	25,750	—	1,685,351
Operating expenses:
Distribution, selling and administrative	—	985,978	(80,052)	—	905,926
Depreciation	—	46,487	261	—	46,748
Amortization	—	7,975	519	—	8,494
Facility consolidations and employee severance	—	5,319	—	—	5,319

Operating income	—	613,842	105,022	—	718,864
Other income	—	(5,985)	—	—	(5,985)
Interest (income) expense	(8,094)	73,396	23,921	—	89,223
Loss on early retirement of debt	—	23,592	—	—	23,592

Income before taxes and equity in earnings of subsidiaries	8,094	522,839	81,101	—	612,034
Income taxes	3,117	201,293	31,223	—	235,633
Equity in earnings of subsidiaries	371,424	—	—	(371,424)	—

Net income	$376,401	$321,546	$49,878	$(371,424)	$376,401

	Nine months ended June 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$33,609,994	$193,441	$—	$33,803,435
Bulk deliveries to customer warehouses	—	3,214,289	21	—	3,214,310

Total revenue	—	36,824,283	193,462	—	37,017,745
Cost of goods sold	—	35,179,314	175,438	—	35,354,752

Gross profit	—	1,644,969	18,024	—	1,662,993
Operating expenses:
Distribution, selling and administrative	—	983,736	(30,538)	—	953,198
Depreciation	—	45,512	259	—	45,771
Amortization	—	4,853	54	—	4,907
Facility consolidations and employee severance	—	6,504	—	—	6,504

Operating income	—	604,364	48,249	—	652,613
Other loss	—	6,359	1,199	—	7,558
Interest (income) expense	(98,154)	184,179	23,993		110,018
Loss on early retirement of debt	—	4,220	—	—	4,220

Income before taxes and equity in earnings of subsidiaries	98,154	409,606	23,057	—	530,817
Income taxes	38,624	161,425	9,069	—	209,118
Equity in earnings of subsidiaries	262,169	—	—	(262,169)	—

Net income	$321,699	$248,181	$13,988	$(262,169)	$321,699

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$376,401	$321,546	$49,878	$(371,424)	$376,401
Adjustments to reconcile net income to net cash provided by operating activities	(363,067)	214,946	61,668	371,424	284,971

Net cash provided by operating activities	13,334	536,492	111,546	—	661,372

Capital expenditures	—	(143,931)	—	—	(143,931)
Cost of acquired companies, net of cash acquired, and other	—	(67,960)	—	—	(67,960)

Net cash used in investing activities	—	(211,891)	—	—	(211,891)

Long-term debt repayments	(45,000)	(308,425)	—	—	(353,425)
Deferred financing costs and other	—	1,250	(14)	—	1,236
Exercise of stock options	14,578	—	—	—	14,578
Cash dividends on common stock	(8,416)	—	—	—	(8,416)
Common stock purchases for employee stock purchase plan	—	(319)	—	—	(319)
Intercompany investments and advances	208,125	(74,412)	(133,713)	—	—

Net cash provided by (used in) financing activities	169,287	(381,906)	(133,727)	—	(346,346)

Increase (decrease) in cash and cash equivalents	182,621	(57,305)	(22,181)	—	103,135
Cash and cash equivalents at beginning of period	572,908	169,323	57,805	—	800,036

Cash and cash equivalents at end of period	$755,529	$112,018	$35,624	$—	$903,171

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Nine months ended June 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$321,699	$248,181	$13,988	$(262,169)	$321,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(291,525)	(776,942)	(307,805)	262,169	(1,114,103)

Net cash provided by (used in) operating activities	30,174	(528,761)	(293,817)	—	(792,404)

Capital expenditures	—	(51,052)	162	—	(50,890)
Cost of acquired companies, net of cash acquired, and other	—	(79,150)	(14,211)	—	(93,361)

Net cash used in investing activities	—	(130,202)	(14,049)	—	(144,251)

Net borrowings under revolving credit and securitization facilities	54,000	—	447,000	—	501,000
Long-term debt borrowings	300,000	—	—	—	300,000
Long-term debt repayments	(45,000)	(277,704)	—	—	(322,704)
Deferred financing costs and other	(5,552)	(744)	—	—	(6,296)
Exercise of stock options	34,911	—	—	—	34,911
Cash dividends on common stock	(8,197)	—	—	—	(8,197)
Common stock purchases for employee stock purchase plan	(576)	—	—	—	(576)
Intercompany investments and advances	(772,401)	891,841	(119,440)	—	—

Net cash (used in) provided by financing activities	(442,815)	613,393	327,560	—	498,138

(Decrease) increase in cash and cash equivalents	(412,641)	(45,570)	19,694	—	(438,517)
Cash and cash equivalents at beginning of period	416,002	172,058	75,280	—	663,340

Cash and cash equivalents at end of period	$3,361	$126,488	$94,974	$—	$224,823

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

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. The Company’s operating segments have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes. The Pharmaceutical Distribution segment’s service solutions include pharmacy automation, bedside medication safety systems, pharmaceutical packaging, third party logistics, inventory management, reimbursement and pharmaceutical consulting services, and physician education.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$11,936,742	$11,285,932	6%
PharMerica	390,332	399,886	(2)
Intersegment eliminations	(212,078)	(203,247)	(4)

Total	$12,114,996	$11,482,571	6%

	Operating Income Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$182,179	$204,777	(11)%
PharMerica	31,406	27,309	15
Facility consolidations and employee severance	(1,550)	(3,880)	60
Gain on litigation settlement	38,005	—

Total	$250,040	$228,206	10%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.52%	3.82%
Operating expenses	1.99%	2.01%
Operating income	1.53%	1.81%

PharMerica
Gross profit	30.24%	32.27%
Operating expenses	22.19%	25.44%
Operating income	8.05%	6.83%

AmerisourceBergen Corporation
Gross profit	4.75%	4.88%
Operating expenses	2.69%	2.89%
Operating income	2.06%	1.99%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Nine Months Ended June 30,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$36,190,616	$33,195,148	9%
PharMerica	1,184,850	1,199,823	(1)
Intersegment eliminations	(650,137)	(591,536)	(10)

Total	$36,725,329	$33,803,435	9%

	Operating Income Nine Months Ended June 30,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$598,098	$584,168	2%
PharMerica	88,080	74,949	18
Facility consolidations and employee severance	(5,319)	(6,504)	18
Gain on litigation settlement	38,005	—

Total	$718,864	$652,613	10%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.55%	3.84%
Operating expenses	1.90%	2.08%
Operating income	1.65%	1.76%

PharMerica
Gross profit	30.60%	32.27%
Operating expenses	23.16%	26.02%
Operating income	7.43%	6.25%

AmerisourceBergen Corporation
Gross profit	4.59%	4.92%
Operating expenses	2.63%	2.99%
Operating income	1.96%	1.93%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended June 30, 2004 increased 6% to $12.1 billion from $11.5 billion in the prior-year quarter. For the nine months ended June 30, 2004, operating revenue increased 9% to $36.7 billion compared to $33.8 billion in the prior-year period. These increases are due to increased operating revenue in the Pharmaceutical Distribution segment.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. During the quarter ended June 30, 2004, the Company changed its accounting policy for customer sales returns to reflect an accrual for estimated customer returns at the time of sale to the customer. Previously, in accordance with industry practice, the Company accounted for customer sales returns as a reduction of sales and cost of goods sold at the time of the return. As a result of this accounting policy change, operating revenue and cost of goods sold were reduced by $320.4 million for the quarter and nine months ended June 30, 2004.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries, for the quarter ended June 30, 2004, increased 2% to $1.0 billion from $0.9 billion in the prior-year quarter. For the nine months ended June 30, 2004, bulk deliveries decreased 5% to $3.1 billion compared to $3.2 billion in the prior-year period. This decrease was primarily due to the Company’s prior-year conversion of a portion of its bulk and other direct business with its primary bulk delivery customer to business serviced through the Company’s warehouses. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact to the Company’s cash flows due to favorable timing between customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $575.7 million in the quarter ended June 30, 2004 increased 3% from $560.4 million in the prior-year quarter. Gross profit of $1,685.4 million in the nine months ended June 30, 2004 increased 1% from $1,663.0 million in the prior-year period. During the quarter ended June 30, 2004, the Company recognized a $38.0 million gain from an antitrust litigation settlement with a pharmaceutical manufacturer. This gain was recorded as a reduction of cost of goods sold and contributed 7% and 2% of gross profit for the three and nine months ended June 30, 2004, respectively. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2004 was 4.75%, as compared to the prior-year percentage of 4.88%. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2004 was 4.59% as compared to 4.92% in the prior-year period. The decreases in gross profit percentages in comparison with the prior-year percentages reflect declines in both the Pharmaceutical Distribution and PharMerica segments due to changes in customer mix and competitive selling price pressures, offset in part by the antitrust litigation settlement and the positive aggregate margin impact resulting from the Company’s recent acquisitions.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $324.1 million in the quarter ended June 30, 2004 reflects a decrease of 1% compared to $328.3 million in the prior-year quarter. DSAD&A of $961.2 million in the nine months ended June 30, 2004 reflects a decrease of 4% compared to $1,003.9 million in the prior-year period. As a percentage of operating revenue, DSAD&A in the quarter and nine months ended June 30, 2004 was 2.68% and 2.62%, respectively. As a percentage of operating revenue, DSAD&A in the quarter and nine months ended June 30, 2003 was 2.86% and 2.97%, respectively. The decreases in the current quarter DSAD&A and DSAD&A percentage from the prior-year quarter reflects improvements in both the Pharmaceutical Distribution and PharMerica segments due to operational efficiencies and continued benefits from the merger integration effort. The decreases in the nine-month DSAD&A and DSAD&A percentage from the prior-year period also reflect a reduction of bad debt expense due to a $17.5 million recovery in the Pharmaceutical Distribution segment, the continued improvements made in PharMerica’s collection practices and a net reduction in expense accruals primarily relating to employee benefit costs.

In connection with the Merger, the Company developed integration plans to consolidate its distribution network and eliminate duplicative administrative functions. As of June 30, 2004, these plans have resulted in synergies of approximately $150 million on an annual basis. The Company’s plan is to have a distribution facility network consisting of 30 facilities in the next two to three years. This will be accomplished by building six new facilities (two of which will be operational by the end of calendar 2004), expanding seven facilities (two of which are complete), and closing 27 facilities (fourteen of which have been closed). Construction activities on the remaining four new facilities are ongoing and the Company began expansion activities at one other facility in fiscal 2004. The Company has closed one facility in fiscal 2004 and anticipates closing four additional facilities by October 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company had previously announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). During the nine months ended June 30, 2004, the Company recorded $0.9 million of employee severance costs relating to the fiscal 2003 initiatives. Through June 30, 2004, approximately 780 employees received termination notices as a result of the fiscal 2003 initiatives, of which substantially all have been terminated.

During the nine months ended June 30, 2004, the Company announced its first fiscal 2004 facility closure and continued to eliminate duplicative administrative functions (“the fiscal 2004 initiatives”). During the nine months ended June 30, 2004, the Company recorded $3.6 million of employee severance costs in connection with the termination of approximately 210 employees relating to the fiscal 2004 initiatives. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The Company paid a total of $7.9 million for employee severance and lease and contract cancellation costs in the nine months ended June 30, 2004 related primarily to the fiscal 2004 and 2003 initiatives. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

Operating income of $250.0 million for the quarter ended June 30, 2004 reflects an increase of 10% from $228.2 million in the prior-year quarter. The gain on litigation settlement less facility consolidations and employee severance increased the Company’s operating income in the quarter ended June 30, 2004 by $36.5 million and facility consolidations and employee severance reduced the Company’s operating income in the prior-year quarter by $3.9 million. The Company’s operating income as a percentage of operating revenue was 2.06% in the quarter ended June 30, 2004 in comparison to 1.99% in the prior-year quarter. The gain on litigation settlement contributed approximately 30 basis points to the Company’s operating income as a percentage of operating revenue for the three months ended June 30, 2004. The contribution provided by the litigation settlement was largely offset by a decrease in gross margin in excess of the aforementioned DSAD&A expense percentage reductions. Operating income of $718.9 million for the nine months ended June 30, 2004 reflects an increase of 10% from $652.6 million in the prior-year period. The gain on litigation settlement less facility consolidations and employee severance increased the Company’s operating income by $32.7 million in the nine months ended June 30, 2004 and facility consolidations and employee severance reduced the Company’s operating income by $6.5 million in the prior-year period. The Company’s operating income as a percentage of operating revenue was 1.96% in the nine months ended June 30, 2004 and 1.93% in the nine months ended June 30, 2003.

During the nine months ended June 30, 2004, a technology company in which the Company had an equity investment sold substantially all of its assets and recognized a gain on sale. As a result, the Company recorded its $3.5 million share of the gain in other income during the nine months ended June 30, 2004. Additionally, the Company recorded a gain of $4.9 million resulting from a liquidating dividend from the technology company in other income during the three months ended June 30, 2004. During the nine months ended June 30, 2003, the Company recorded other losses of $7.6 million, which primarily consisted of a $5.5 million charge related to the decline in fair value of its equity investment in the technology company because the decline was judged to be other-than-temporary.

During the three and nine months ended June 30, 2004, the Company recorded a $23.6 million loss resulting from the early retirement of debt (see Liquidity and Capital Resources). During the three and nine months ended June 30, 2003, the Company recorded a $4.2 million loss resulting from the early retirement of PharMerica debt.

Interest expense decreased 28% in the quarter ended June 30, 2004 to $26.8 million compared to $37.2 million in the prior-year quarter due to a reduction in average borrowings. Average borrowings, net of cash, under the Company’s debt facilities during the quarter ended June 30, 2004 were $0.7 billion as compared to average borrowings, net of cash, of $2.7 billion in the prior-year quarter. Interest expense decreased 19% in the nine months ended June 30, 2004 to $89.2 million compared to $110.0 million in the prior-year period. Average borrowings, net of cash, under the Company’s debt facilities during the nine months ended June 30, 2004 were $1.2 billion, as compared to average borrowings, net of cash, of $2.3 billion in the prior-year period. The reductions in average borrowings, net of cash, were achieved due to lower inventory levels in the three and nine months ended June 30, 2004 due to the impact of inventory management agreements, reductions in buy-side purchasing opportunities and the reduced number of distribution facilities as a result of the Company’s merger integration activities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income tax expense of $78.7 million and $235.6 million in the quarter and nine months ended June 30, 2004, reflects an effective tax rate of 38.5% in comparison to 39.2% and 39.4% in the prior-year quarter and nine-month periods, respectively. The tax provision for the quarter and nine months ended June 30, 2004 was computed based on an estimate of the annual effective rate. The Company has been able to lower its effective tax rate during the current fiscal year by implementing tax-planning strategies.

Net income of $125.8 million for the quarter ended June 30, 2004 reflects an increase of 12% from $112.5 million in the prior-year quarter. Diluted earnings per share of $1.09 in the quarter ended June 30, 2004 reflects a 10% increase as compared to $0.99 per share in the prior-year quarter. The gain on litigation settlement less facility consolidations and employee severance and the loss on early retirement of debt increased net income by $7.9 million and increased diluted earnings per share by $0.07 for the quarter ended June 30, 2004. Facility consolidations and employee severance and the loss on early retirement of debt decreased net income by $4.9 million and reduced diluted earnings per share by $0.04 for the quarter ended June 30, 2003. Net income of $376.4 million for the nine months ended June 30, 2004 reflects an increase of 17% from $321.7 million in the prior-year period. Diluted earnings per share of $3.25 for the nine months ended June 30, 2004 reflects a 14% increase as compared to $2.85 per share in the prior-year period. The gain on litigation settlement less facility consolidations and employee severance and the loss on early retirement of debt increased net income by $5.6 million and increased diluted earnings per share by $0.04 for the nine months ended June 30, 2004. Facility consolidations and employee severance and the loss on early retirement of debt decreased net income by $6.5 million and reduced diluted earnings per share by $0.06 for the nine months ended June 30, 2003. The growth in earnings per share was smaller than the growth in net income for the quarter and nine months ended June 30, 2004 due to the issuance of Company common stock in connection with the acquisitions described in Note 2 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and in connection with the exercise of stock options.

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $11.9 billion for the quarter ended June 30, 2004 reflects an increase of 6% from $11.3 billion in the prior-year quarter. Operating revenue of $36.2 billion for the nine months ended June 30, 2004 reflects an increase of 9% from the $33.2 billion in the prior-year period. The Company’s change in accounting for customer sales returns had the effect of reducing operating revenue growth by 3% and 1% for the quarter and nine months ended June 30, 2004, respectively. During the quarter ended June 30, 2004, 58% of operating revenue was from sales to institutional customers and 42% was from retail customers; this compares to a customer mix in the prior-year quarter of 57% institutional and 43% retail.

In comparison with the prior-year results, sales to institutional customers increased 8% in the quarter primarily due to the above market rate growth of the specialty pharmaceutical business and higher revenues from customers engaged in the mail order sale of pharmaceuticals, and was offset in part by the discontinuance of servicing the United States Department of Veterans Affairs (“VA”) business during the quarter ended June 30, 2004. The Company’s change in accounting for customer sales returns had the effect of reducing institutional sales growth rate by 3%. The VA contract was terminated in May 2004 and, as a result, the Company reduced its forecasted range of diluted earnings per share for fiscal 2004 by $0.40 per diluted share. The VA contract contributed 3.5% and 6.4% of the Company’s operating revenue in the quarter and nine months ended June 30, 2004, respectively. In March 2004, Caremark Rx, Inc. acquired AdvancePCS, one of the Company’s largest customers. As a result, the Company’s contract with AdvancePCS will be terminated in mid-August 2004. AdvancePCS accounted for approximately 5% of the Company’s operating revenue in the quarter and nine months ended June 30, 2004.

Sales to retail customers increased 2% over the prior-year quarter. The Company’s change in accounting for customer sales returns had the effect of reducing retail sales growth by 3% for the quarter ended June 30, 2004. The independent retail sector experienced strong double-digit sales growth while sales in the chain retail sector were relatively flat due to the below market rate growth of certain large regional retail chain customers.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry growth rates, as estimated by industry data firm IMS Healthcare, Inc., are expected to be between 10% and 13% over the next four years. Future operating revenue growth will continue to be driven by industry growth trends, competition within the industry, customer consolidation and potential changes in Federal government rules and regulations. The Company’s Specialty Group has been growing at rates in excess of the overall market growth. The majority of this Group’s revenue arises from the distribution of pharmaceuticals to physicians. As early as January 2005, the Specialty Group’s business may be adversely impacted by proposed changes in the reimbursement rates for certain pharmaceuticals. The reimbursement changes recently proposed by the U.S. Department of Health and Human Services pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Modernization Act”) or that may be proposed in the future, may have the effect of reducing the amount of medications administered by physicians in their offices and may force patients to other healthcare providers. This may result in slower or reduced growth in revenues for the Specialty Group. Although the Company is preparing contingency plans to enable it to retain its distribution volume, there can be no assurance that the Company will retain all of the distribution volume currently going through the physician channel.

Pharmaceutical Distribution gross profit of $419.7 million in the quarter ended June 30, 2004 reflects a decrease of 3% from $431.3 million in the prior-year quarter. Pharmaceutical Distribution gross profit of $1,284.8 million in the nine months ended June 30, 2004 reflects an increase of 1% from $1,275.9 million in the prior-year period. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2004 was 3.52%, as compared to the prior-year percentage of 3.82%. As a percentage of operating revenue, gross profit for the nine months ended June 30, 2004 was 3.55%, as compared to the prior-year percentage of 3.84%. The Company’s change in accounting for customer sales returns had the effect of reducing gross profit as a percentage of operating revenue by 10 basis points and 3 basis points in the quarter and nine months ended June 30, 2004, respectively. The declines in gross profit as a percentage of operating revenue were the result of: the VA contract loss in May 2004; the continuing competitive pricing environment, which has led to a number of contract renewals with reduced customer mark-ups; and the negative impact of a change in customer mix to a higher percentage of large institutional, mail order and chain accounts. The impact of the above items was offset partially by the positive aggregate impact of recently-acquired companies, which amounted to 6 basis points and 15 basis points in the quarter and nine months ended June 30, 2004, respectively. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that the inclusion of additional businesses that generate higher margins or that increases in the buy-side component of the gross margin, including increases derived from manufacturer price increases, negotiated deals and secondary market opportunities, will be available in the future to fully or partially offset the anticipated decline of the sell-side margin. The Company expects that buy-side purchasing opportunities may decrease in the future as pharmaceutical manufacturers increasingly seek to control the supply channel through product allocations that limit the inventory the Company can purchase and through the imposition of inventory management and other agreements that prohibit or restrict the Company’s right to purchase inventory from secondary source suppliers. Although the Company seeks in any such agreements to obtain appropriate compensation from pharmaceutical manufacturers for foregoing buy-side purchasing opportunities, there can be no assurance that the agreements will function as intended and replace any or all lost profit opportunities. The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $237.5 million in the quarter ended June 30, 2004 reflect an increase of 5% from $226.5 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the quarter ended June 30, 2004 were 1.99%, as compared to the prior-year percentage of 2.01%. Pharmaceutical Distribution operating expenses of $686.7 million in the nine months ended June 30, 2004 reflect a decrease of 1% from $691.7 million in the prior-year period. As a percentage of operating revenue, operating expenses in the nine months ended June 30, 2004 were 1.90%, as compared to the prior-year percentage of 2.08%, an improvement of 18 basis points. The decrease in the current quarter expense percentage reflects the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process, and the continued emphasis on productivity throughout the Company’s distribution network, offset, in part, by higher expense ratios associated with the Company’s recent acquisitions. The decrease in the nine-month expense percentage also reflects a significant reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer and a net reduction in expense accruals primarily relating to employee benefit costs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pharmaceutical Distribution operating income of $182.2 million in the quarter ended June 30, 2004 reflects a decrease of 11% from $204.8 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended June 30, 2004 was 1.53%, as compared to the prior-year percentage of 1.81%. Pharmaceutical Distribution operating income of $598.1 million in the nine months ended June 30, 2004 reflects an increase of 2% from $584.2 million in the prior-year period. As a percentage of operating revenue, operating income in the nine months ended June 30, 2004 was 1.65%, as compared to the prior-year percentage of 1.76%. The declines over the prior-year percentages were due to a reduction in gross margins in excess of the declines in the operating expense ratios. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins.

PharMerica Segment

PharMerica’s operating revenue for the quarter ended June 30, 2004 was $390.3 million compared to $399.9 million in the prior-year quarter. Operating revenue for the nine months ended June 30, 2004 was $1,184.9 million compared to $1,199.8 million in the prior-year period. PharMerica’s decline in operating revenue is primarily due to the loss of two significant customers in the workers’ compensation business, the discontinuance of the healthcare products business and the loss of a long-term care business customer due to it being acquired. The operating revenue growth rate in fiscal 2004 for the PharMerica segment is expected to be flat. The future operating revenue growth rate may be impacted by competitive pressures, changes in the regulatory environment (including reimbursement changes arising from the Medicare Modernization Act) and the pharmaceutical inflation rate.

PharMerica’s gross profit of $118.0 million for the quarter ended June 30, 2004 decreased 9% from gross profit of $129.1 million in the prior-year quarter. PharMerica’s gross profit of $362.5 million for the nine months ended June 30, 2004 decreased 6% from gross profit of $387.1 million in the prior-year period. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2004 was 30.24%, as compared to the prior-year percentage of 32.27%. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2004 was 30.60%, as compared to the prior year percentage of 32.27%. The declines are primarily due to industry competitive pressures that continue to adversely affect gross profit margins in both the workers’ compensation business and the long-term care business.

PharMerica’s operating expenses of $86.6 million for the quarter ended June 30, 2004 decreased 15% from operating expenses of $101.8 million in the prior-year quarter. PharMerica’s operating expenses of $274.4 million for the nine months ended June 30, 2004 decreased 12% from operating expenses of $312.2 million in the prior-year period. As a percentage of operating revenue, operating expenses in the quarter ended June 30, 2004 were 22.19%, as compared to the prior-year percentage of 25.44%. As a percentage of operating revenue, operating expenses in the nine months ended June 30, 2004 were 23.16% as compared to the prior-year percentage of 26.02%. The percentage reductions are primarily due to aggressive cost reductions in response to the reduced growth rate described above, a reduction in bad debt expense, including a $4.6 million recovery from a customer in the quarter ended June 30, 2004 and continued improvements in operating practices of both the workers’ compensation business and the long-term care business.

PharMerica’s operating income of $31.4 million for the quarter ended June 30, 2004 increased 15% compared to operating income of $27.3 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended June 30, 2004 was 8.05%, as compared to the prior-year percentage of 6.83%. PharMerica’s operating income of $88.1 million for the nine months ended June 30, 2004 increased 18% compared to operating income of $74.9 million in the prior-year period. As a percentage of operating revenue, operating income for the nine months ended June 30, 2004 was 7.43%, as compared to the prior-year percentage of 6.25%. The improvements were due to the aforementioned reductions in the operating expense ratios, which were greater than the reductions in gross profit margins. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible further declines in gross margins.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at June 30, 2004, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
Bergen 7 1/4% senior notes due 2005	$99,917	$—
8 1/8% senior notes due 2008	500,000	—
7 1/4% senior notes due 2012	300,000	—
AmeriSource 5% convertible subordinated notes due 2007	300,000	—
Other	6,155	—

Total fixed-rate debt	1,206,072	—

Variable-Rate Debt:
Term loan facility due 2004 to 2006	195,000	—
Blanco revolving credit facility due 2005	55,000	—
Revolving credit facility due 2006	—	936,395
Receivables securitization facility due 2006	—	1,050,000

Total variable-rate debt	250,000	1,986,395

Total debt, including current portion	$1,456,072	$1,986,395

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

In July 2003, the Company entered into a new $1.05 billion receivables securitization facility (“ABC Securitization Facility”). At June 30, 2004, there were no borrowings outstanding under the ABC Securitization Facility. In connection with the ABC Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the ABC Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. Under the terms of the ABC Securitization Facility, a $550 million tranche has an expiration date of July 2006 (the “three-year tranche”) and a $500 million tranche that expires in July 2005 (the “364-day tranche”), which was renewed by the Company in July 2004. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points for the three-year tranche and 45 basis points for the 364-day tranche. The Company pays a commitment fee of 30 basis points and 25 basis points on any unused credit with respect to the three-year tranche and the 364-day tranche, respectively. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the ABC Securitization Facility are applied on a pro-rata basis to the $550 million and $500 million tranches. In connection with entering into the ABC Securitization Facility, the Company incurred approximately $2.4 million of costs, which were deferred and are being amortized over the life of the ABC Securitization Facility. This facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled principal payments on a quarterly basis that began on December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The scheduled term loan payments were made in fiscal 2003 and the first three scheduled term loan payments in fiscal 2004 of $15 million each have been made. There were no borrowings outstanding under the Revolving Facility at June 30, 2004. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. At June 30, 2004, the rate was 1.25% over LIBOR or 0.25% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($63.6 million at June 30, 2004). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company’s debt ratings ranging from 0.25% to 0.50% of the unused availability. At June 30, 2004, the rate was 0.30%. The Senior Credit Agreement contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. The Company may choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables, which are sold into the ABC Securitization Facility (as described above), collateralize the Senior Credit Agreement.

In early August 2004, the Senior Credit Agreement was amended to, among other things, increase the amount of common stock that the Company is permitted to repurchase by $500 million. Subsequently, in August 2004, the Company’s Board of Directors authorized the repurchase of common stock up to an aggregate amount of $500 million subject to market conditions.

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At June 30, 2004, the Company had approximately $1.2 billion of fixed-rate debt with a weighted average interest rate of 7.1% and $250 million of variable-rate debt with a weighted average interest rate of 2.6%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at June 30, 2004. For every $100 million of unhedged variable-rate debt outstanding, a 26 basis-point increase in interest rates (one-tenth of the average variable-rate at June 30, 2004) would increase the Company’s annual interest expense by $0.26 million.

The Company’s operating results have generated sufficient cash flow, which, together with borrowings under its debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt and any repurchases of the Company’s common stock. The Company’s primary ongoing cash requirements will be to finance working capital, fund the repayment of debt and the payment of interest on debt, finance merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

The Company redeemed the Bergen 7.8% Subordinated Deferrable Interest Notes due June 30, 2039 (“Subordinated Notes”) during the fiscal quarter ended June 30, 2004. The Subordinated Notes were redeemed at their face value of $300 million which was less than the $276.4 million book value immediately prior to the redemption. The book value of the Subordinated Notes was less than the $300 million face value because the book value was previously adjusted to fair market value at the time of the Merger. Therefore, the Company incurred a loss of $23.6 million during the quarter ended June 30, 2004 as a result of the redemption of the Subordinated Notes. The redemption of Subordinated Notes will decrease interest expense prospectively. Additionally, the Company redeemed the $8.4 million Bergen 6 7/8% exchangeable subordinated debentures due 2011 (“6 7/8% Notes”) during the quarter ended June 30, 2004 at their carrying value.

In April 2004, the Company received a cash settlement from a pharmaceutical manufacturer relating to an antitrust litigation matter and realized a gain of $38.0 million (net of attorney fees and payments due to other parties) during the quarter ended June 30, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at June 30, 2004 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,456,155	$131,350	$221,922	$801,922	$300,961
Operating Leases	167,238	52,652	69,369	27,787	17,430
Other Commitments	74,611	72,223	1,694	694	—

Total	$1,698,004	$256,225	$292,985	$830,403	$318,391

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen’s obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

The $55 million Blanco revolving credit facility, which expires in May 2005, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2004 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, borrowings under the Blanco facility are secured by a standby letter of credit under the Senior Credit Agreement, and therefore the Company is effectively financing this debt on a long-term basis through that arrangement.

In connection with its merger integration plans, the Company intends to build six new distribution facilities (two of which will be operational by the end of calendar 2004) and expand seven others (two of which are complete) over the next two to three years. Five of the new distribution facilities will be owned by the Company, and in December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for the other new facility; this obligation is reflected in Operating Leases in the above table. The Company has been entering into commitments relating to site selection, purchase of land, design and construction of the five new facilities to be owned on a turnkey basis with a construction development company. The Company has and will continue to take ownership of and make payment on each new facility as the developer substantially completes construction. During the nine months ended June 30, 2004, the Company acquired two of the five new facilities from the construction development company for approximately $40.9 million. As of June 30, 2004, the Company had $71.4 million of commitments outstanding primarily relating to the construction of the three remaining facilities. The facility commitments entered into as of June 30, 2004 are included in Other Commitments in the above table. As of June 30, 2004, the developer had incurred $21.6 million relating to the construction of these facilities. This amount has been recorded in property and equipment and accrued expenses and other in the consolidated balance sheet.

Any outstanding contingent payments relating to recently acquired companies are not reflected in the above table. These contingencies, along with any others, become commitments of the Company when they are realized.

During the nine months ended June 30, 2004, the Company’s operating activities provided $661.4 million of cash as compared to cash used of $792.4 million in the prior-year period. Cash provided by operations during the nine months ended June 30, 2004 was principally the result of net income of $376.4 million, non-cash items of $138.8 million, $138.1 million decrease in merchandise inventories, and $85.5 million increase in accounts payable, accrued expenses and income taxes, partially offset by an increase in accounts receivable of $80.0 million. The Company’s change in accounting for customer sales returns had the effect of increasing merchandise inventories and reducing accounts receivable by $320.4 million at June 30, 2004. Merchandise inventories have continued to decline due to an increase in the number of inventory management agreements with manufacturers. The turnover of merchandise inventories for the Pharmaceutical Distribution segment has improved to 8.1 times in the nine months ended June 30, 2004 from 6.4 times in the prior-year period. The $65.1 million increase in accounts payable was primarily due to the timing of purchases of merchandise inventories and cash payments to our vendors. The increase in accounts receivable was largely due to the increase in average days sales outstanding. Average days sales outstanding for the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pharmaceutical Distribution segment increased to 17.5 days in the nine months ended June 30, 2004 from 16.9 days in the prior-year period. This increase was primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the traditional distribution business. Average days sales outstanding for the PharMerica segment improved to 38.6 days in the nine months ended June 30, 2004 from 39.8 days in the prior-year period due to the continued emphasis on receivables management. Operating cash uses during the nine months ended June 30, 2004 included $85.4 million in interest payments and $153.1 million of income tax payments, net of refunds. It is anticipated that cash to be provided by operations for fiscal 2004 will remain in excess of $650 million.

During the nine months ended June 30, 2003, the Company’s operating activities used $792.4 million of cash. Cash used in operations during the nine months ended June 30, 2003 was principally the result of a $1,274.0 million increase in merchandise inventories and a $249.4 million increase in accounts receivable offset, in part, by net income of $321.7 million, a $232.1 million increase in accounts payable, accrued expenses and income taxes, and non-cash items of $166.7 million. The increase in merchandise inventories reflected inventory required to support the revenue increase and inventory purchased to take advantage of buy-side gross profit opportunities associated with manufacturer price increases and negotiated deals. The Company also held certain duplicative inventories resulting from its distribution facilities consolidation program during the period. Accounts receivable increased by 11%, excluding changes in the allowance for doubtful accounts and customer additions due to acquired companies, in comparison to the 13% increase in operating revenues. Days sales outstanding for the Pharmaceutical Distribution segment increased slightly to 16.9 days in the nine months ended June 30, 2003 from 16.5 days in the prior-year period primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the core distribution business. Days sales outstanding for the PharMerica segment improved to 39.8 days in the nine months ended June 30, 2003 from 43.6 days in the prior-year period as a result of the continued improvements in centralized billing and collection practices. The $220.3 million increase in accounts payable was primarily due to the merchandise inventory increase. Operating cash uses during the nine months ended June 30, 2003 included $101.8 million in interest payments and $79.6 million of income tax payments, net of refunds.

Capital expenditures for the nine months ended June 30, 2004 were $143.9 million and related principally to the transfer of ownership to the Company and payment for two of the Company’s new distribution facilities upon completion of construction, investments in warehouse improvements, information technology and warehouse automation. The Company estimates that it will spend approximately $175 million to $200 million for capital expenditures during fiscal 2004.

Capital expenditures for the nine months ended June 30, 2003 were $50.9 million and related principally to investments in warehouse improvements, information technology and warehouse automation.

During the nine months ended June 30, 2004, the Company paid $39.0 million for the remaining 40% equity interest in a physician education and management consulting company. Additionally, the Company paid approximately $13.7 million in cash for MedSelect, Inc., a provider of automated medication and supply dispensing cabinets, and $15.9 million in cash for Imedex, Inc., an accredited provider of continuing medical education for physicians.

During the nine months ended June 30, 2003, the Company acquired Anderson Packaging, Inc. (“Anderson”), US Bioservices Corporation (“US Bio”) and Bridge Medical, Inc. (“Bridge”). A portion of the base purchase price for each acquisition was paid in cash, totaling approximately $44.5 million, $27.6 million and $4.8 million for Anderson, US Bio and Bridge, respectively. The Company also used $21.5 million of cash to purchase an equity interest in the physician education and management consulting company and in three other smaller companies related to the Pharmaceutical Distribution segment.

As described above, the Company used $300 million to redeem the Subordinated Notes and $8.4 million to redeem the 6 7/8% Notes during the nine months ended June 30, 2004. Additionally, the Company repaid $45.0 million of the Term Facility.

During the nine months ended June 30, 2003, the Company had net borrowings of $54.0 million and $447.0 million on its revolving credit facility and its securitization facilities, respectively, principally to meet seasonal working capital requirements. In November 2002, the Company issued $300 million of 7 1/4% senior notes due 2012. A portion of the proceeds received from the issuance was used to repay $15.0 million of the Term Facility in December 2002, to repay $150.0 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003 and redeem the PharMerica 8 3/8% senior subordinated notes due 2008 at a redemption price equal to 104.19% of the $123.5 million principal amount, in April 2003. In each of March and June 2003, the Company repaid an additional $15.0 million of the Term Facility, as scheduled.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. Most recently, a dividend of $0.025 per share was declared by the Company’s Board of Directors on August 11, 2004, and will be paid on September 7, 2004 to stockholders of record as of the close of business on August 23, 2004. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Recently Issued Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision to SFAS No. 132 does not change the measurement or recognition requirements for pensions and other postretirement benefit plans, however it does revise employers’ disclosures to require more information about their plan assets, obligations to pay benefits, funding obligations, cash flows and other relevant information. As required, the Company adopted the disclosure requirements of SFAS No. 132.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which was subsequently revised in December 2003 (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. Interpretation No. 46 applies to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained on or before January 31, 2003, this standard was effective as of December 31, 2003 for a variable interest in special-purpose entities and as of March 31, 2004 for all other variable interest entities.

The Company implemented Interpretation No. 46, on a retroactive basis, during the three months ended December 31, 2003 for variable interests in special-purpose entities and, as a result, the Company no longer consolidates Bergen’s Capital I Trust (the “Trust”) as the Company was not designated as the Trust’s primary beneficiary. Prior to the adoption of this standard, the Company reported the Trust’s preferred securities as long-term debt in its consolidated financial statements. As a result of deconsolidating the Trust, the Company reported the notes issued to the Trust as long-term debt at December 31, 2003 and March 31, 2004. Because the notes have the same carrying value as the preferred securities and the interest on the notes is equal to the cash distributions on the preferred securities, the adoption of this standard had no impact to the Company’s consolidated financial statements. During the quarter ended June 30, 2004, the Company redeemed the notes and, as a result, the Trust redeemed the preferred securities. The Company did not create or obtain any variable interest entity after February 1, 2003. The Company evaluated the remaining provisions of Interpretation No. 46, and the adoption of these provisions did not have an impact on its consolidated financial statements.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits and other aspects of the merger between AmeriSource Health Corporation and Bergen Brunswig Corporation. Various factors, including competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in U.S. government policies (including reimbursement changes arising from the Medicare Modernization Act), customer insolvencies, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and elsewhere in this report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s most significant market risk is the effect of changing interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 above on page 32.

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14(c) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report. There were no changes during the fiscal quarter ended June 30, 2004 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

4.1	Third Amendment dated as of August 4, 2004 to the Credit Agreement dated as of August 29, 2001 among the Company and JP Morgan Chase Bank and various other financial institutions

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K:

During the quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

On April 26, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing its earnings for the fiscal quarter ended March 31, 2004 and that the Company (i) intended to effect the redemption during the fiscal quarter ending June 30, 2004 of the outstanding 12,000,000 shares of 7.80% Trust Originated Preferred Securities(SM) (“TOPrS (SM)”) issued in May 1999 by a subsidiary of the Company, (ii) expected to realize a net gain of approximately $35 million to $40 million during 3Q 2004 from an antitrust litigation settlement with a supplier and (iii) expected operating revenue growth to be in the mid-single-digit percentages in 3Q 2004 and in the low-single-digit percentages in the fiscal quarter ended September 30, 2004, reflecting the loss by the Company of the U.S. Department of Veterans Affairs as a customer after May 10, 2004.

On April 29, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing that the Company’s trust subsidiary, Bergen Capital Trust I, would be redeeming all of its outstanding 7.80% Trust Originated Preferred Securities at a liquidation amount of $25.00 per preferred security plus accrued cash distributions through the redemption date of May 28, 2004.

On May 11, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing its acquisition of Imedex®, Inc., a privately held, accredited provider of continuing medical education for physicians.

On May 20, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing that its pharmaceutical distribution agreement with AdvancePCS will end in mid-August 2004.

On June 23, 2004, a Current Report on Form 8-K was filed, reporting under items 5 and 7 that the Company issued a news release announcing that it had learned that the Office of the Inspector General of the U.S. Department of Health and Human Services issued a Notice of Action against PharMerica Drug Systems, Inc., an indirect subsidiary of the Company for alleged violations in 1997 of the anti-kickback provisions of the Social Security Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

By	/s/ R. David Yost
R. David Yost Chief Executive Officer

By	/s/ Michael D. DiCandilo
Michael D. DiCandilo Senior Vice President and Chief Financial Officer

August 13, 2004