Form 10-K
period 2004-09-30
AMERISOURCEBERGEN CORP
filed 2004-12-10
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

AMERISOURCEBERGEN CORPORATION

(Exact name of registrant as specified in its charter)

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.
1-16671	AmerisourceBergen Corporation (a Delaware Corporation) 1300 Morris Drive Chesterbrook, PA 19087-5594 (610) 727-7000	23-3079390

Securities Registered Pursuant to Section 12(b) of the Act:	AmerisourceBergen Corporation: None

Securities Registered Pursuant to Section 12(g) of the Act:	AmerisourceBergen Corporation: Common Stock, $.01 par value per share

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

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2004, based upon the closing price of such stock on the New York Stock Exchange on March 31, 2004, was $6,107,540,123.

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of November 30, 2004 was 105,117,018.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III - Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

AmerisourceBergen Corporation (“AmerisourceBergen” or the “Company”) is one of the largest pharmaceutical services companies in the United States. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Company provides drug distribution and related services designed to reduce costs and improve patient outcomes. More specifically, we distribute a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a wide variety of healthcare providers located throughout the United States, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, physicians, clinics and other alternate site facilities, and skilled nursing and assisted living centers. We also provide pharmaceuticals and pharmacy services to long-term care, workers’ compensation and specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of services, including pharmacy automation, bedside medication safety systems, pharmaceutical packaging, inventory management, reimbursement and pharmaceutical consulting services, logistics services, and physician education, all of which are designed to reduce costs and improve patient outcomes.

Industry Overview

We have benefited from the significant growth of the pharmaceutical industry in the United States. According to IMS Healthcare, Inc., an independent third party provider of information to the pharmaceutical and healthcare industry, industry sales grew from approximately $73 billion in 1995 to an estimated $225 billion in 2004 and are expected to grow annually from 10% to 13% over the next three years.

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

Increased Use of Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe drug therapy has had a beneficial impact on overall healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for approximately 10% of overall healthcare costs. Pharmaceutical manufacturers’ continued emphasis on research and development is expected to result in the continuing introduction of cost-effective drug therapies.

Rising Pharmaceutical Prices. Historically, pharmaceutical price increases have equaled or exceeded the overall Consumer Price Index. We believe these increases were due in large part to the relatively inelastic demand notwithstanding higher prices charged for patented drugs as pharmaceutical manufacturers have attempted to recoup costs associated with the development, clinical testing and U.S. Food and Drug Administration approval of new products. Recently, pharmaceutical manufacturers have been under significant pressure to reduce the rate of pharmaceutical price increases. During fiscal 2004, we experienced less pharmaceutical price increases than in the prior fiscal year. While we expect pharmaceutical price increases to occur in the future, we cannot predict the rate at which such prices will increase or the frequency of increases.

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

The Company

We are one of the largest pharmaceutical services companies in the United States. The Company was formed by the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”) in August 2001. We currently serve our customers, healthcare providers, pharmaceutical manufacturers, and patients, throughout the United States and Puerto Rico through a geographically diverse network of distribution and service centers. We typically are the primary source of supply for pharmaceutical and related products to our healthcare providers and certain patients. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, thereby allowing them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.

Strategy

Our business strategy is focused solely on the pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. This disciplined, focused strategy has significantly expanded our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

•	Optimize and Grow Our Distribution Business. We believe we are well-positioned in size and market breadth to continue to grow our distribution business as we invest to improve our operating and capital efficiencies. Distribution anchors our growth and position in the pharmaceutical supply channel as we: (i) provide superior distribution services; (ii) deliver value-added solutions which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients; and (iii) maintain our decentralized operating structure to respond to providers’ and manufacturers’ needs quicker and more efficiently.

We believe we have one of the lowest cost operating structures among our major national competitors, and to further improve our position we launched our Optimiz™ program in fiscal 2001. As revised, the Optimiz™ program consists of reducing the distribution facility network from a total of 51 facilities to less than 30 facilities in the next two to three years. The plan includes building six new facilities (two of them were operational as of September 30, 2004), closing facilities (seventeen of which have been closed) and implementing a new warehouse operating system. Construction activities on the remaining four new facilities are ongoing (two of them will be operational by the end of fiscal 2005). We anticipate closing six additional facilities in fiscal 2005. These measures have been designed to reduce operating costs, to provide greater access to financing sources and to reduce our cost of capital. In addition, we believe we will continue to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility.

•	Grow Our Specialty Pharmaceutical Business. Representing more than $5.5 billion in annual operating revenue, our specialty pharmaceuticals business has a significant presence in this rapidly growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians who specialize in a variety of disease states and a broad array of commercialization services for manufacturers, our specialty pharmaceuticals business is a well-developed platform for growth. We are the leader in distribution and physician services to oncologists and have leading positions in nephrology and rheumatology. We are also a leader in the distribution of vaccines and blood plasma and are well-positioned to service and support many of the new biotech therapies which will be coming to market in the near future.

We expect to continue to expand our manufacturer services, which help pharmaceutical companies, especially in the biotechnology sector, commercialize their products in the channel. We recently became the largest provider of reimbursement services that assist pharmaceutical companies launch drugs with targeted populations and also support the products in the channel. We are providing physician education services, third party logistics and specialty pharmacy services to help speed products to market. We also have pursued enhancements to our position through acquisitions, including the following:

•	International Physician Networks. In January 2004, we acquired the remaining 40% of International Physician Networks (“IPN”), a physician education and management consulting company, for approximately $39 million. This company is engaged in providing educational seminars on behalf of pharmaceutical manufacturers as well as providing services to physicians, including group purchasing services.

•	Imedex, Inc. In May 2004, we acquired Imedex, Inc. (“Imedex”), an accredited provider of continuing medical education for physicians, to expand our physician education offerings, for approximately $17 million.

•	Expand Services in the Pharmaceutical Supply Channel. We are continually expanding our value-added services and solutions to assist manufacturers and healthcare providers to improve their efficiency and their patient outcomes. Programs for manufacturers such as assistance with rapid new product launches, promotional and marketing services to accelerate product sales, custom packaging, product data reporting, logistical support, and workers’ compensation are all examples of value-added solutions we currently offer.

Our provider solutions include: our Good Neighbor Pharmacy® and Family Pharmacy® programs, which enable independent community pharmacies and small chain drugstores to compete more effectively through pharmaceutical benefit and merchandising programs; best-priced generic product purchasing services; hospital pharmacy consulting designed to improve operational efficiencies; scalable automated pharmacy dispensing equipment; patient safety software designed to reduce medication errors; and packaging services that deliver unit dose, punch card and other compliance packaging for institutional and retail pharmacy customers. We also continue to pursue enhancements to our services and programs through acquisitions, such as:

•	MedSelect, Inc. In February 2004, we acquired MedSelect, Inc. (“MedSelect”), a provider of automated medication and supply dispensing cabinets to enhance our ability to offer fully scalable and flexible technology solutions to our customers, for approximately $14 million.

We believe these services will continue to expand, further contributing to our revenue and income growth.

Operations

Operating Structure. We operate in two segments, Pharmaceutical Distribution and PharMerica.

Pharmaceutical Distribution. The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty, Packaging and Technology Groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and the AmerisourceBergen Specialty Group comprised over 90% of the segment’s operating revenue and operating income in fiscal 2004.

ABDC is our wholesale drug distribution business and is currently organized into five regions across the United States. Unlike our more centralized competitors, we are structured as an organization of locally managed profit centers. We believe the delivery of healthcare is local and, therefore, the management of each distribution facility has responsibility for its own customer service and financial performance. These facilities utilize the Company’s corporate staff for national and regional account management, marketing, data processing, finance, procurement, human resources, legal, executive management resources, and corporate coordination of asset and working capital management.

The AmerisourceBergen Specialty Group (“ABSG”), through a number of individual operating businesses, provides distribution and other services, including group purchasing services, to physicians and alternate care providers who specialize in a variety of disease states, including oncology, nephrology, and rheumatology. ABSG also distributes vaccines, other injectables and plasma. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization and other services for biotech and other pharmaceutical manufacturers, third party logistics, reimbursement consulting, practice management, and physician education.

The AmerisourceBergen Packaging Group consists of American Health Packaging and Anderson Packaging (“Anderson”). American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers.

The AmerisourceBergen Technology Group (“ABTG”) provides scalable automated pharmacy dispensing equipment and medication and supply dispensing cabinets to a variety of retail and institutional healthcare providers. ABTG also provides barcode-enabled point-of-care software designed to reduce medication errors and supply management software for institutional and retail healthcare providers designed to improve efficiency.

PharMerica. The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”).

PharMerica’s Long-Term Care business is a leading national provider of pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. PharMerica’s Long-Term Care institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the distribution of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as PharMerica Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. PharMerica’s Long-Term Care pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, PharMerica’s Long Term Care business provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services. PharMerica’s Long-Term Care network of 95 pharmacies covers a geographic area that includes over 80% of the nation’s institutional/long-term care beds. Each PharMerica Long-Term Care pharmacy typically serves customers within a 100-mile radius.

PharMerica’s Workers’ Compensation business provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. Workers’ Compensation services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor’s administrative costs.

Sales and Marketing. ABDC has sales professionals organized regionally and specialized by healthcare provider type. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. Our Specialty, Packaging and Technology Groups and the PharMerica businesses each have an independent sales force that specializes in their respective product and service offerings. Our corporate marketing department designs and develops an array of AmerisourceBergen value-added healthcare provider solutions and marketing materials. Tailored to specific groups, these programs and materials can be further customized at the distribution facility level to adapt to local market conditions. Corporate sales and marketing also serves national account customers through close coordination with local distribution centers and with the management of the Specialty, Packaging and Technology Groups. Corporate sales and marketing ensures that our customers are receiving the mix of service offerings that most appropriately meet their needs.

Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term and alternate care facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our customers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. During fiscal 2004, operating revenue for our Pharmaceutical Distribution segment was comprised of 59% institutional and 41% retail customers.

Sales to the federal government (including sales under separate contracts with different departments and agencies of the federal government) and sales to Medco Health Solutions, Inc. (“Medco”) each represented 6% of our operating revenue in fiscal 2004. In May 2004, the Company discontinued servicing the United States Department of Veterans Affairs (“VA”) as a result of losing a competitive bid process. The VA contributed 5% of our operating revenue in fiscal 2004. In August 2004, the Company discontinued servicing AdvancePCS because it was acquired by a customer of a competitor. AdvancePCS contributed 4% of our operating revenue in fiscal 2004. Other than the federal government and Medco, no individual customer accounted for more than 5% of our fiscal 2004 operating revenue. Including the federal government, our top ten customers represented approximately 33% of operating revenue during fiscal 2004. Revenues generated from sales to Medco accounted for 97% of bulk deliveries to customer warehouses and 13% of total revenues during fiscal 2004. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 15% of our operating revenue in fiscal 2004 was derived from our three largest GPO relationships (Novation, LLC, United Drug Stores and Premier Purchasing Partners, L.P.). The loss of any major customer or GPO relationship would adversely affect future operating revenue.

Suppliers. We obtain pharmaceutical and other products primarily from manufacturers, none of which accounted for more than approximately 9% of our purchases in fiscal 2004. The loss of certain suppliers could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally good. The five largest suppliers in fiscal 2004 accounted for approximately 33% of purchases.

ABDC is in a business model transition with respect to how manufacturers compensate us for our services. Historically, suppliers helped us generate gross profit in several ways, including cash discounts for prompt payments, inventory buying opportunities, rebates, inventory management and other agreements, vendor program arrangements, negotiated deals and other promotional opportunities. A significant portion of ABDC’s gross margin has been derived from our ability to purchase merchandise inventories in advance of pharmaceutical price increases and then holding these inventories until pharmaceutical prices increase, thereby generating a larger gross margin upon sale of the inventories. Over the last two years, pharmaceutical manufacturers began to increase their control over the pharmaceutical supply channel by using product allocation methods, including the imposition of inventory management agreements (“IMAs”). Under most IMAs, we are paid for not speculating with respect to pharmaceutical price increases. However, in many cases our compensation under IMAs continues to be predicated upon pharmaceutical price increases. As of September 30, 2004, approximately two-thirds of our pharmaceutical distribution revenue is covered by IMAs. Additionally, pharmaceutical manufacturers began restricting our ability to purchase their products from alternate sources and requested more product and distribution sales data from us. We believe the changes that have been made provide pharmaceutical manufacturers with greater visibility over product demand and movement in the market and increased product safety and integrity by reducing the risks associated with product being available to the secondary market. Additionally, in the quarter ended September 30, 2004, we, along with our competitors, experienced a reduction in the number of pharmaceutical price increases as compared to our historical experience as pharmaceutical manufacturer pricing policies continue to be under intense scrutiny.

All of the above has led to significant volatility in ABDC’s gross margin. Therefore, we have commenced an effort to shift our pharmaceutical distribution model towards a fee-for-service model where we are compensated for the services we provide manufacturers versus one that is dependent upon manufacturer price increases (as is the case with the IMA model). We continue to work with our pharmaceutical manufacturer partners to define fee-for-service terms that will adequately compensate us for our services. As of September 30, 2004, we have signed agreements that we consider fee-for-service arrangements with a small number of our pharmaceutical manufacturer partners. We believe the fee-for-service model is a collaborative approach that will improve the efficiency of the supply channel and establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. However, there can be no assurance that this business model transition will be successful. We expect to continue discussion of fee-for-service arrangements with the majority of pharmaceutical manufacturers in fiscal 2005.

Management Information Systems. ABDC continually invests in advanced management information systems and automated warehouse technology. ABDC’s management information systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. ABDC’s customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the value-added services offered to our customers, including marketing, product demand data, inventory replenishment, single-source billing, computer price updates and price labels.

ABDC operates its full-service wholesale pharmaceutical distribution facilities on two different centralized management information systems, while continuing to migrate to one system and maintaining our customers’ access through either order-entry system.

ABDC plans to continue to make system investments to further improve its information capabilities and meet its customer and operational needs. ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. ABDC is implementing a new warehouse operating system that is expected to improve its productivity and operating leverage. As of September 30, 2004, six of our distribution facilities have successfully implemented the new warehouse operating system.

ABSG operates its specialty distribution business on a common, centralized ERP platform resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities. The convenience of ordering via the Internet is very important to ABSG’s customers. Over the last two years, we have introduced and enhanced our web capabilities such that currently more than 30% of orders are initiated on the web.

PharMerica’s Long-Term Care business operates a proprietary information technology infrastructure that automates order entry of medications, dispensing of medications, invoicing, and payment processing. These systems provide medical records, consulting drug review, and regulatory compliance information to help ensure patient safety. PharMerica’s Workers’ Compensation business provides proprietary information technology for workers’ compensation solutions. These systems provide eligibility authorization and reimbursement payments to participating pharmacies. They also provide order taking, shipment and collection of service fees for medications and specialty services. The systems also provide billing and reimbursement for other services rendered. PharMerica continues to invest in technologies that help improve data integrity, critical information access and system availability.

Competition

We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare solutions. We compete with both national and regional distributors within pharmaceutical distribution. Our national competitors include Cardinal Health, Inc. and McKesson Corporation. In addition, we compete with local distributors, direct-selling manufacturers, warehousing chain drugstores, specialty distributors, and packaging and healthcare technology companies. The provider and alternate site product distribution channels serviced by ABSG are also highly competitive. Specialty distribution channel competitors include Oncology Therapeutics Network, FFF Enterprises, Henry Schein, Med-Path, and Priority Healthcare Corporation. Competitors in the business of providing specialty pharmaceutical services to manufacturers include US Oncology, Inc., Covance Inc., and UPS Logistics, among others. Competitive factors include price, value-added service programs, product offerings, service and delivery, credit terms, and customer support.

PharMerica’s competitors principally include national institutional pharmacies such as Omnicare, Inc., which is significantly larger than PharMerica, and NeighborCare, Inc., as well as smaller regional pharmacies that specialize in long-term care. We believe that the competitive factors most important in PharMerica’s lines of business are quality and range of service offered, pricing, reputation with referral sources, ease of doing business with the provider, and the ability to develop and maintain relationships with referral sources. In addition, there are relatively few barriers to entry in the local markets served by PharMerica and it may encounter substantial competition from local market entrants. PharMerica also competes with numerous billing companies in connection with the portion of its business that electronically adjudicates workers’ compensation claims for payors.

Intellectual Property

We use a number of trademarks and service marks. All of the principal trademarks and service marks used in the course of our business have been registered in the United States or are the subject of pending applications for registration.

We have developed or acquired various proprietary products, processes, software and other intellectual property that are used either to facilitate the conduct of our business or that are made available as products or services to customers. We generally seek to protect such intellectual property through a combination of trade secret, patent and copyright laws and through confidentiality and other contractually imposed protections.

We hold patents and have patent applications pending that relate to certain of our products, particularly our automated pharmacy dispensing equipment and our medication and supply dispensing equipment. We pursue patents for our proprietary intellectual property from time to time as appropriate.

Although we believe that our patents or other proprietary products and processes do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Employees

As of September 30, 2004, we employed approximately 14,100 persons, of which approximately 12,800 were full-time employees. Approximately 6% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Government Regulation

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of these substances are required to register for permits, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. The FDA, DEA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these regulations. We have received all necessary regulatory approvals and believe that we are in substantial compliance with all applicable wholesale distribution requirements.

We and our customers are subject to fraud and abuse laws which prohibit, among other things, (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid, or other government healthcare programs and (b) physicians from making referrals to certain entities with whom they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. The operations of PharMerica and the Specialty Group are particularly subject to these laws and regulations, as are certain aspects of our Pharmaceutical Distribution operations.

Under the Prospective Payment System (“PPS”) for Medicare patients in skilled nursing facilities, Medicare pays a federal daily rate for virtually all covered skilled nursing facility services. Under PPS, PharMerica’s Long-Term Care skilled nursing facility customers are not able to pass through to Medicare their costs for certain products and services provided by PharMerica. Instead, Medicare provides such customers a federal daily rate to cover the costs of all covered goods and services provided to Medicare patients, which may include certain pharmaceutical and other goods and services provided by PharMerica. Because this Medicare reimbursement is limited by PPS, facility customers have an increased incentive to negotiate with PharMerica to minimize the costs of providing goods and services to patients covered under Medicare. PharMerica continues to bill skilled nursing facilities on a negotiated fee schedule.

PharMerica’s Long-Term Care business also receives reimbursement directly for dispensed pharmaceuticals in some cases under state Medicaid programs. Over the last several years, state Medicaid programs have lowered reimbursement through a variety of mechanisms, principally reductions in Average Wholesale Price (AWP) levels, expansion of Federal Upper Limit (FUL) pricing, and general reductions in contract payment methodology to pharmacies. It is expected that such lower reimbursement levels and trends will continue through the introduction of the Medicare Part D drug benefit in 2006.

In recent years, some states have passed or have proposed laws and regulations that are intended to protect the integrity of the supply channel, but that may also restrict our ability to purchase drugs from alternate source suppliers and a small group of authorized distributors. These laws and regulations will likely increase the overall regulatory burden and costs associated with our pharmaceutical distribution business.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. We cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on us.

The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on the Company’s results of operations and financial condition.

See “Certain Risk Factors” below for discussion of additional regulatory developments that may affect the Company’s results of operations and financial condition.

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

The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with national wholesale distributors of pharmaceuticals such as Cardinal Health, Inc. and McKesson Corporation; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers who distribute their products directly to customers; specialty distributors; and other healthcare providers. PharMerica’s Long-Term Care and Workers’ Compensation businesses are also highly competitive.

Competitive pressures have contributed to a decline in our gross profit margins on operating revenue from 5.44% in fiscal 2001 to 4.46% in fiscal 2004. This trend may continue and our business could be adversely affected as a result.

Our operating revenue and profitability may suffer upon the loss of a significant customer.

Sales to the federal government (including sales under separate contracts with different departments and agencies of the federal government) and sales to Medco each represented 6% of our operating revenue in fiscal 2004. In May 2004, the Company discontinued servicing the United States Department of Veterans Affairs (“VA”) as a result of losing a competitive bid process. The VA contributed 5% of our operating revenue in fiscal 2004. In August 2004, the Company discontinued servicing AdvancePCS because it was acquired by a customer of a competitor. AdvancePCS contributed 4% of our operating revenue in fiscal 2004. Other than the federal government and Medco, no individual customer accounted for more than 5% of our fiscal 2004 operating revenue. Including the federal government, our top ten customers represented approximately 33% of operating revenue during fiscal 2004. Revenues generated from sales to Medco accounted for 97% of bulk deliveries to customer warehouses and 13% of total revenues during fiscal 2004. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 15% of our operating revenue in fiscal 2004 was derived from our three largest GPO relationships (Novation, LLC, United Drug Stores and Premier Purchasing Partners, L.P.). The loss of any major customer or GPO relationship could adversely affect future operating revenue and profitability.

Our operating revenue and profitability may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.

Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. The bankruptcy, insolvency or other credit failure of any customer at a time when the customer has a substantial account payable balance due to us could have a material adverse affect on our results of operations. At September 30, 2004, the largest trade receivable due from a single customer represented approximately 11% of accounts receivable, net.

The Company’s Pharmaceutical Distribution segment is transitioning its business model.

As previously discussed more fully under the heading “Suppliers” within Item 1 (Business), the Company’s Pharmaceutical Distribution segment, which is the Company’s largest business, is in the midst of a business model transition with respect to how it is compensated for services it provides to pharmaceutical manufacturers. There can be no assurance that the Pharmaceutical Distribution business will ultimately succeed in transitioning its business model or, if such transition is successful, that the timing of that transition will occur as anticipated by the Company. If the transition does not succeed, the Company may not be adequately compensated and its profitability may be significantly reduced.

Increasing efforts by pharmaceutical manufacturers to control the pharmaceutical supply channel may reduce our profitability.

We generally seek to maintain product inventories at levels that are sufficient to fulfill our service level commitments under distribution contracts with healthcare providers. Historically, we have been able to lower our overall cost of goods and increase our profit margins by purchasing surplus inventory from pharmaceutical manufacturers in advance of anticipated price increases and by purchasing surplus inventory from alternate source suppliers (who are licensed suppliers of pharmaceuticals) at prices lower than those available to us directly from the manufacturers. Pharmaceutical manufacturers have become aggressive in undertaking efforts to reduce our ability to lower our overall costs of goods below their product pricing levels. We have encountered increasing efforts by pharmaceutical manufacturers to control the supply channel. Such efforts have had the effect of reducing our profitability. Many of our contracts with healthcare providers are multi-year contracts that cannot be terminated or amended in the event of such changes in our relationships with manufacturers. Accordingly, the advent of such changes may have the effect of reducing, or even eliminating, our profitability on such contracts through the end of the applicable contract periods. We intend to seek rights in future contracts to adjust pricing and other terms if adverse supply chain developments or other adverse changes affecting our profitability structure for distribution services should arise. There can be no assurance that we will be able to obtain such contractual rights or that such rights will be adequate to offset the effect of any such adverse developments or changes.

Increasing governmental efforts to regulate the pharmaceutical supply channel may reduce our profitability.

The healthcare industry is highly regulated at the local, state and federal level. Consequently, we are subject to the risk of changes in various local, state and federal laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. Historically, we have been able to lower our overall cost of goods and increase our profit margins by purchasing surplus inventory from alternate source suppliers (who are licensed suppliers of pharmaceuticals) at prices lower than those available to us directly from the manufacturers. In recent years, some states have passed or have proposed laws and regulations that are intended to protect the integrity of the supply channel but that also may restrict our ability to purchase drugs from alternate source suppliers and a small group of authorized distributors. Laws and regulations that have the effect of restricting our ability to engage in alternate source purchasing also may reduce our profitability. We have announced our support of possible FDA regulations that would limit the pharmaceutical supply channel to manufacturers and a limited group of distributors (which would include us and our national competitors, among others) and would diminish greatly, if not eliminate, any opportunities for us to increase our income through alternate source purchasing.

Legal and regulatory changes affecting rates of reimbursement for pharmaceuticals and/or medical treatments or services may reduce our profitability.

Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined. Many of our contracts with healthcare providers are multi-year contracts that cannot be terminated or amended in the event of such legal and regulatory changes. Accordingly, such changes may have the effect of reducing, or even eliminating, our profitability on such contracts until the end of the applicable contract periods. We intend to seek rights in future contracts to adjust pricing and other terms if adverse legal and regulatory developments should arise. There can be no assurance that we will be able to obtain such contractual rights or that such rights will be adequate to offset the effect of any adverse developments or changes.

As early as January 2005, the Specialty Group’s business may be adversely impacted by proposed changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes recently proposed by the U.S. Department of Health and Human Services pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”) or that may be proposed in the future, may have the effect of reducing the amount of medications administered by physicians in their offices and may force patients to other healthcare providers. This may result in lower revenues for the Specialty Group. Although the Specialty Group is preparing contingency plans to enable it to retain its distribution volume, there can be no assurance that it will retain all of the distribution volume currently going through the physician channel.

The Medicare Modernization Act includes a major expansion of the Medicare prescription drug benefit under new Medicare Part D. Beginning in 2006, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, that will provide coverage of outpatient prescription drugs. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their prescription drug costs covered by the new Medicare drug benefit. These dual eligibles would include those nursing home residents served by the PharMerica Long-Term Care business whose drug costs are currently covered by state Medicaid programs. Proposed regulations to implement the new Medicare drug benefit would permit long-term care pharmacies to provide covered Medicare Part D drugs to enrollees of the new Medicare Part D plans. Under the proposed regulations, long-term care pharmacies could participate on an in-network basis by contracting directly with the plan sponsor or on an out-of-network basis. Given the potential for significant revisions based on comments received, we cannot determine the effect of Medicare Part D on the PharMerica Long-Term Care business until the regulations are finalized but the implementation of Medicare Part D could have an adverse effect on the PharMerica Long-Term Care business. In addition, the Secretary of the Department of Health and Human Services is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and, among other things, make recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to Medicare beneficiaries in nursing facilities consistent with existing patient safety and quality of care standards. Such recommendations and actions could have an adverse effect on the PharMerica Long-Term Care business.

The changing United States healthcare environment may negatively impact our revenue and income.

Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in Medicare funding affecting our healthcare provider customer base; consolidation of competitors, suppliers and customers; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services.

Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our income. See the discussion of pharmaceutical pricing under the heading “Industry Overview” within Item 1 (Business).

Medicare Part D under the Medicare Modernization Act will give Medicare beneficiaries a prescription drug benefit in 2006 and give beneficiaries drug discounts prior to 2006. Although all of the implementation details of this legislation are not finalized at this time, this legislation eventually could have an adverse effect on our revenue and income.

If we fail to comply with laws and regulations in respect of healthcare fraud, we could suffer penalties or be required to make significant changes to our operations.

We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting the Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. While we believe that we are in substantial compliance with all applicable laws, many of the regulations applicable to us, including those relating to marketing incentives offered by pharmaceutical suppliers, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

We may not realize all of the anticipated benefits of enhancing our distribution network.

Through our Optimiz™ program, as revised, we will consolidate our distribution facilities from 51 to less than 30 and implement new warehouse information technology systems. The program is designed to focus capacity on growing markets, significantly increase warehouse efficiencies and streamline our transportation activities. Our plan is to have a distribution facility network consisting of less than 30 facilities within the next two to three years. The plan includes building six new facilities (two of which are operational as of September 30, 2004), closing facilities (seventeen of which have been closed) and implementing a new warehouse operating system. Construction activities on the remaining four new facilities are ongoing (two of them will be operational by the end of fiscal 2005). We anticipate closing six additional facilities in fiscal 2005. We believe our enhanced distribution network will result in the lowest costs in pharmaceutical distribution and the highest accuracy and speed of customer order fulfillment. We may not realize all of the anticipated benefits of enhancing our distribution network if we experience delays in building the new facilities or closing existing facilities, we incur significant cost overruns associated with the program, or the new warehouse information technology systems do not function as planned.

Our operating results and/or financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect or that are difficult for us to integrate.

We expect to continue to implement our growth strategy, in part, by acquiring companies. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.

Acquisitions involve numerous risks and uncertainties. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including: the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.

We anticipate that we may finance acquisitions in the foreseeable future at least partly by the issuance of additional common stock. The use of equity financing for acquisitions would dilute the ownership percentage of our stockholders.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and our management may not be able to provide its report on the effectiveness of our internal controls in our Annual Report on Form 10-K for the fiscal year ending September 30, 2005 as required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 or provide the unqualified attestation, or any attestation, from our independent auditor on management’s assessment of our internal controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report in our Annual Report on Form 10-K for the fiscal year ending September 30, 2005 that assesses the effectiveness of our internal controls over financial reporting. We also will be required to deliver an attestation report of our independent auditors on our management’s assessment of, and operating effectiveness of, internal controls. We have undertaken substantial effort to assess, enhance and document our internal control systems, financial processes and information systems and expect to continue to do so during fiscal 2005 in preparation for the required evaluation process. Significant use of resources, both internal and external, will be required to make the requisite evaluation of the effectiveness of the Company’s internal controls. While the Company believes it has adequate internal controls and will meet its obligations, there can be no assurance that the Company will be able to complete the work necessary for the Company’s management to issue its report in a timely manner or that management or the Company’s independent auditor will conclude that the Company’s internal controls are effective.

Risks generally associated with the Company’s sophisticated information systems may adversely affect the Company’s operating results.

The Company relies on sophisticated information systems in its business to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; receive, process, and ship orders on a timely basis; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers, net of deductions. The Company’s business and results of operations may be adversely affected if these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time, including due to the actions of third parties.

Available Information

For more information about us, visit our website at www.amerisourcebergen.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through the “Investors” section of our website immediately after we electronically file with or furnish them to the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

As of September 30, 2004, we conducted our business from office and operating facilities at owned and leased locations throughout the United States and Puerto Rico. In the aggregate, our facilities occupy approximately 8.3 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2018.

Our 36 full-service wholesale pharmaceutical distribution facilities range in size from approximately 39,000 square feet to 314,000 square feet, with an aggregate of approximately 5.5 million square feet. When complete, our six new distribution facilities, including office space, will each have approximately 300,000 square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Illinois, Kentucky, Minnesota, Missouri, New Jersey, North Carolina, Texas, Utah and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Indiana, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Oklahoma, Tennessee, Texas and Virginia. We consider our operating properties to be in satisfactory condition. The current leases expire through 2018. See Optimize and Grow Our Distribution Business on Page 4 for a discussion of our facility consolidation and expansion plan.

As of September 30, 2004, the other business units within the Pharmaceutical Distribution segment (including the Specialty, Packaging and Technology Groups and our other operations) were located in forty-eight leased locations and three owned locations. The locations range in size from approximately 1,000 square feet to 310,000 square feet and have a combined area of approximately 1.7 million square feet, of which the Packaging Group, due to the nature of its operations, occupies approximately 1.0 million square feet. The leases expire through 2010.

As of September 30, 2004, our PharMerica operations were located in 101 leased locations ranging in size from approximately 500 square feet to 89,000 square feet and have a combined area of approximately 1.0 million square feet. The leases expire through 2010.

We lease an aggregate of approximately 117,000 square feet of general and executive offices in Chesterbrook, Pennsylvania and own and lease approximately 203,000 square feet of administrative and data processing offices in Orange, California and Montgomery, Alabama. The leases expire through 2010.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may take years for the Company to resolve. The Company establishes reserves from time to time based on its periodic assessment of the potential outcomes of pending matters. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. (See Note 11 to the Consolidated Financial Statements.)

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of September 30, 2004, the Company has an accrued liability of $0.9 million that represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

Stockholder Derivative Lawsuit

The Company has been named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed in March 2004 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action are all of the individuals who were serving as directors of the Company prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleges, among other things, breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleges, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against various individual defendants. The derivative action seeks compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. The defendants believe that this derivative action is wholly without merit and they intend to defend themselves against the claims raised in this action. In May 2004, the defendants filed a motion to dismiss the action on both procedural and substantive grounds.

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

Pharmaceutical Distribution Matters

In January 2002, Bergen Brunswig Drug Company (a predecessor of AmerisourceBergen Drug Corporation) was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. The complaint, which included claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. The Company has answered the remaining counts of the complaint. Discovery in this case has been completed and the Company has filed a partial motion for summary judgment.

In April 2003, Petters Company, Inc. (“Petters”) commenced an action against the Company (and certain subsidiaries of the Company, including ABDC), and another company, Stayhealthy, Inc. (“Stayhealthy”), that is now pending in the United States District Court for the District of Minnesota (the “District Court”). Petters claimed that the Company’s refusal to accept and pay for body fat monitors that the Company allegedly was obligated to purchase from Stayhealthy caused Stayhealthy to default on the repayment of loans made by Petters to finance Stayhealthy’s business. In January 2004, Petters was granted leave to file an amended complaint, which includes claims for breach of contract, fraud, federal racketeering, conspiracy and punitive damages. In March 2004, Stayhealthy filed a crossclaim against the Company asserting claims for breach of contract, fraud, promissory estoppel, unjust enrichment, defamation, conversion, interference with economic advantage and federal trade libel. The crossclaim also named as defendants two former employees of the Company, as well as numerous pharmacies that are customers of the Company. In June 2004, the District Court denied the Company’s appeal of the decision allowing Petters to assert federal racketeering claims. In July 2004, the District Court denied the Company’s motion to transfer the case to the United States District Court for the Central District of California. The Company has answered the amended complaint and the crossclaim. Stayhealthy has dismissed its claims against the former employees and the pharmacies. Discovery in the case has been completed. In November 2004, the Company filed a motion for partial summary judgment on Petters’ claims and a motion for summary judgment on Stayhealthy’s crossclaims. Oral argument of the motions is scheduled for the first calendar quarter of 2005.

PharMerica Matters

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received recycled medications from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs allege that it was a deceptive trade practice under Hawaii law to sell recycled medications (i.e., medications that had previously been dispensed and then returned to the pharmacy) without disclosing that the medications were recycled. In September 2003, the Hawaii Circuit Court heard and granted the plaintiffs’ motion to certify the case as a class action. The class consists of consumers who purchased drugs in product lines in which recycling occurred, but those product lines have not yet been identified. PharMerica intends to defend itself against the claims raised in this class action. It is PharMerica’s position that the class members suffered no harm and are not entitled to recover any damages. PharMerica is not aware of any evidence, or any specific claim, that any particular class member received medications that were ineffective because they had been recycled. Discovery in this case is ongoing, as are efforts to identify the members of the class.

In June 2004, the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) issued a Notice of Action against PharMerica Drug Systems, Inc. (“PDSI”), a subsidiary of PharMerica, Inc. (“PharMerica”), alleging that PDSI’s December 1997 acquisition of Hollins Manor I, LLC (“HMI”) from HCMF Corporation (“HCMF”) for a purchase price of $7,200,000 violated the anti-kickback provisions of the Social Security Act, 42 U.S.C. §1320a-7(a)(7). PDSI’s acquisition of HMI in 1997 predated both Bergen Brunswig Corporation’s acquisition of PharMerica in 1999 and the subsequent merger of AmeriSource Health Corporation and Bergen Brunswig Corporation to form the Company in August 2001. HMI was an institutional pharmacy that had been established to serve the nursing homes then operated by HCMF. OIG alleges that the purchase price paid by PDSI to HCMF should be regarded as an unlawful payment by PDSI to HCMF to obtain referrals of future pharmacy business eligible for Medicaid reimbursement. According to OIG, HMI’s value lay primarily in the potential future stream of Medicaid business that would be obtained from the nursing homes owned by HCMF under a long-term pharmacy service agreement between HMI and HCMF that OIG alleges PDSI improperly helped put in place prior to the acquisition. OIG is seeking civil monetary penalties of $200,000, statutory damages of $21,600,000 (representing treble the purchase price that PDSI paid for HMI) and PDSI’s exclusion from Medicare, Medicaid and all federal healthcare programs for a period of 10 years. In June 2004, the OIG amended its Notice of Action against PDSI to include PharMerica as well. In late November 2004, OIG submitted a further amendment of the Notice of Action attempting to clarify its alleged basis for including PharMerica and attempting to substitute “Federal health programs” for “Medicaid” wherever the original Notice of Action and the first amendment referred to just “Medicaid.” The Company believes that the OIG allegations are without merit as against either PDSI or PharMerica and intends to contest the allegations in their entirety. Moreover, the Company believes that PharMerica is an inappropriate party to the action and intends to contest the inclusion of PharMerica as a party to the action. The Company has been granted a hearing in June 2005 in order to contest the OIG claims before an HHS administrative law judge.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the quarter ended September 30, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company’s principal executive officers, their ages and their positions, as of December 1, 2004. Each executive officer serves at the pleasure of the Company’s board of directors.

Name	Age	Current Position with the Company
R. David Yost	57	Chief Executive Officer and Director

Kurt J. Hilzinger	44	President, Chief Operating Officer and Director

Michael D. DiCandilo	43	Senior Vice President and Chief Financial Officer

Steven H. Collis	43	Senior Vice President and President, AmerisourceBergen Specialty Group

Terrance P. Haas	39	Senior Vice President and President, AmerisourceBergen Drug Corporation

Unless indicated to the contrary, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mr. Yost has been Chief Executive Officer and a Director of the Company since August 2001 and was President of the Company until October 2002. He was Chairman of AmeriSource’s board of directors and Chief Executive Officer of AmeriSource from December 2000 until August 2001. Mr. Yost previously served as President and Chief Executive Officer of AmeriSource from May 1997 to December 2000. Mr. Yost served as a director of AmeriSource from 1997 until August 2001.

Mr. Hilzinger was elected to the Company’s Board of Directors in March 2004. He was named President and Chief Operating Officer of the Company in October 2002. Prior to that date, he was the Company’s Executive Vice President and Chief Operating Officer since August 2001; the President and Chief Operating Officer of AmeriSource from December 2000 until August 2001; the Senior Vice President and Chief Operating Officer of AmeriSource from January 1999 to December 2000; and the Senior Vice President, Chief Financial Officer of AmeriSource from 1997 to 1999.

Mr. DiCandilo was named Senior Vice President and Chief Financial Officer of the Company in March 2002. Previously, he was the Company’s Vice President and Controller since August 2001 and AmeriSource’s Vice President and Controller from 1995 to August 2001.

Mr. Collis has been a Senior Vice President of the Company and President of AmerisourceBergen Specialty Group since August 2001. He was Senior Executive Vice President of Bergen from February 2000 until August 2001 and President of ASD Specialty Healthcare, Inc. from September 2000 until August 2001. Mr. Collis was also Executive Vice President of ASD Specialty Healthcare, Inc. from 1996 to August 2000.

Mr. Haas was named Senior Vice President, and President of AmerisourceBergen Drug Corporation in February 2004. He was Senior Vice President, Operations from February 2003 to February 2004. Previously, he was Senior Vice President, Integration since October 2001 and Senior Vice President, Supply Chain Management from August 2001 to October 2001. Prior to August 2001, Mr. Haas served as AmeriSource’s Senior Vice President, Supply Chain Management since November 2000 and Senior Vice President, Operations of AmeriSource from 1999 to 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “ABC.” As of November 30, 2004, there were 3,184 record holders of the Company’s common stock. The following table sets forth the high and low closing sale prices of the Company’s common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended 9/30/04
First Quarter	$65.89	$55.00
Second Quarter	59.15	52.56
Third Quarter	61.64	54.20
Fourth Quarter	56.58	49.91

Fiscal Year Ended 9/30/03
First Quarter	74.93	51.30
Second Quarter	59.20	46.76
Third Quarter	70.12	50.28
Fourth Quarter	73.30	53.50

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. Recently, a dividend of $0.025 per share was declared by the board of directors on November 11, 2004, and was paid on December 7, 2004 to stockholders of record at the close of business on November 22, 2004. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES

On August 13, 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fourth quarter of fiscal 2004, the Company purchased $144.8 million of its common stock for a weighted-average price of $52.39. The following table sets forth the number of shares purchased, the average price paid per share, and the dollar value that may yet be purchased under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 13 to August 31	2,184,100	$52.02	2,184,100	$386,374,516
September 1 to September 30	577,400	53.77	577,400	355,326,985

Total	2,761,500	52.39	2,761,500	355,326,985

Subsequent to Septemeber 30, 2004, the Company purchased an additional 4.8 million shares of its common stock for a total cost of $253.2 million.

ITEM 6.	SELECTED FINANCIAL DATA

On August 29, 2001, AmeriSource and Bergen merged to form the Company. The merger was accounted for as an acquisition of Bergen under the purchase method of accounting. Accordingly, the results of operations and the balance sheet information in the table below reflect only the operating results and financial position of AmeriSource for fiscal year ended September 30, 2000. The financial data for the fiscal year ended September 30, 2001 reflects the operating results for the full year of AmeriSource and approximately one month of Bergen, and the financial position of the combined company. The following table should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on the next page of this report.

(amounts in thousands, except per share amounts)	Fiscal year ended September 30,
	2004 (a)	2003 (b)	2002 (c)	2001 (d)	2000 (e)
Operating revenue	$48,870,615	$45,536,689	$40,240,714	$15,822,635	$11,609,995
Bulk deliveries to customer warehouses	4,308,339	4,120,639	4,994,080	368,718	35,026

Total revenue	53,178,954	49,657,328	45,234,794	16,191,353	11,645,021
Gross profit	2,179,182	2,247,159	2,024,474	700,118	519,581
Operating expenses	1,288,748	1,364,053	1,306,046	440,742	317,456
Operating income	890,434	883,106	718,428	259,376	202,125
Net income	468,390	441,229	344,941	123,796	99,014
Earnings per share - diluted (f)	4.06	3.89	3.16	2.10	1.90
Cash dividends declared per common share	$0.10	$0.10	$0.10	$—	$—
Weighted average common shares outstanding - diluted	117,779	115,954	112,228	62,807	52,020

Balance Sheet:
Cash and cash equivalents	$871,343	$800,036	$663,340	$297,626	$120,818
Accounts receivable - net (g)	2,260,973	2,295,437	2,222,156	2,142,663	623,961
Merchandise inventories (g)	5,135,830	5,733,837	5,437,878	5,056,257	1,570,504
Property and equipment - net	465,264	353,170	282,578	289,569	64,962
Total assets	11,654,003	12,040,125	11,213,012	10,291,245	2,458,567
Accounts payable	4,947,037	5,393,769	5,367,837	4,991,884	1,584,133
Long-term debt, including current portion	1,438,471	1,784,154	1,817,313	1,874,379	413,675
Stockholders’ equity	4,339,045	4,005,317	3,316,338	2,838,564	282,294
Total liabilities and stockholders’ equity	11,654,003	12,040,125	11,213,012	10,291,245	2,458,567

(a)	Includes $4.6 million of facility consolidations and employee severance costs, net of income tax benefit of $2.9 million, a $14.5 million loss on early retirement of debt, net of income tax benefit of $9.1 million, and a $23.4 million gain from an antitrust litigation settlement, net of income tax expense of $14.6 million.

(b)	Includes $5.4 million of facility consolidations and employee severance costs, net of income tax benefit of $3.5 million and a $2.6 million loss on early retirement of debt, net of income tax benefit of $1.6 million.

(c)	Includes $14.6 million of merger costs, net of income tax benefit of $9.6 million.

(d)	Includes $8.0 million of merger costs, net of income tax benefit of $5.1 million, $6.8 million of costs related to facility consolidations and employee severance, net of income tax benefit of $4.1 million, and a $1.7 million reduction in an environmental liability, net of income taxes of $1.0 million.

(e)	Includes a $0.7 million reversal of costs related to facility consolidations and employee severance, net of income taxes of $0.4 million.

(f)	Includes the amortization of goodwill, net of income taxes, during fiscal 2000 and fiscal 2001. Had the Company not amortized goodwill, diluted earnings per share would have been $0.02 higher in fiscal 2001 and fiscal 2000.

(g)	Balance as of September 30, 2004 reflects a change in accounting to accrue for customer sales returns. The impact of the accrual was to decrease accounts receivable, increase merchandise inventories, and decrease operating revenue and cost of goods sold by $316.8 million. The accrual for customer sales returns had no impact on net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

Pharmaceutical Distribution

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty, Packaging and Technology Groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and AmerisourceBergen Specialty Group comprised over 90% of the segment’s operating revenue and operating income in fiscal 2004.

ABDC is our wholesale drug distribution business and is currently organized into five regions across the United States. Unlike our more centralized competitors, we are structured as an organization of locally managed profit centers. We believe the delivery of healthcare is local and, therefore, the management of each distribution facility has responsibility for its own customer service and financial performance. These facilities utilize the Company’s corporate staff for national and regional account management, marketing, data processing, finance, procurement, human resources, legal, executive management resources, and corporate coordination of asset and working capital management.

The AmerisourceBergen Specialty Group (“ABSG” or the “Specialty Group”), through a number of individual operating businesses, provides distribution and other services, including group purchasing services, to physicians and alternate care providers who specialize in a variety of disease states, including oncology, nephrology, and rheumatology. ABSG also distributes vaccines, other injectables and plasma. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization and other services for biotech and other pharmaceutical manufacturers, third party logistics, reimbursement consulting, practice management, and physician education.

The AmerisourceBergen Packaging Group consists of American Health Packaging and Anderson Packaging (“Anderson”). American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers.

The AmerisourceBergen Technology Group (“ABTG”) provides scalable automated pharmacy dispensing equipment and medication and supply dispensing cabinets to a variety of retail and institutional healthcare providers. ABTG also provides barcode-enabled point-of-care software designed to reduce medication errors and supply management software for institutional and retail healthcare providers designed to improve efficiency.

PharMerica

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”).

PharMerica’s Long-Term Care business is a leading national provider of pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. PharMerica’s Long-Term Care institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the distribution of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as PharMerica Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. PharMerica’s Long-Term Care pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, PharMerica’s Long-Term Care business provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services.

PharMerica’s Workers’ Compensation business provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. Workers’ Compensation services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor’s administrative costs.

AmerisourceBergen Corporation

Summary Segment Information

(dollars in thousands)	Operating Revenue Fiscal year ended September 30,			2004 vs. 2003 Change	2003 vs. 2002 Change
	2004	2003	2002
Pharmaceutical Distribution	$48,171,178	$44,731,200	$39,539,858	8%	13%
PharMerica	1,575,255	1,608,203	1,475,028	(2)	9
Intersegment eliminations	(875,818)	(802,714)	(774,172)	(9)	(4)

Total	$48,870,615	$45,536,689	$40,240,714	7%	13%

(dollars in thousands)	Operating Income Fiscal year ended September 30,			2004 vs. 2003 Change	2003 vs. 2002 Change
	2004	2003	2002
Pharmaceutical Distribution	$738,100	$788,193	$659,208	(6)%	20%
PharMerica	121,846	103,843	83,464	17	24
Facility consolidations and employee severance	(7,517)	(8,930)	—	16
Merger costs	—	—	(24,244)
Gain on litigation settlement	38,005	—	—

Total	$890,434	$883,106	$718,428	1%	23%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.45%	3.85%	3.87%
Operating expenses	1.92%	2.09%	2.20%
Operating income	1.53%	1.76%	1.67%

PharMerica
Gross profit	30.45%	32.69%	33.49%
Operating expenses	22.72%	26.23%	27.83%
Operating income	7.74%	6.46%	5.66%

AmerisourceBergen Corporation
Gross profit	4.46%	4.93%	5.03%
Operating expenses	2.64%	3.00%	3.25%
Operating income	1.82%	1.94%	1.79%

Year ended September 30, 2004 compared with Year ended September 30, 2003

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the fiscal year ended September 30, 2004 increased 7% to $48.9 billion from $45.5 billion in the prior fiscal year. This increase was primarily due to increased operating revenue in the Pharmaceutical Distribution segment, offset slightly by a decline in operating revenue in the PharMerica segment.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. During the fiscal year ended September 30, 2004, the Company changed its accounting policy for customer sales returns to reflect an accrual for estimated customer returns at the time of sale to the customer. Previously, the Company accounted for customer sales returns as a reduction of sales and cost of goods sold at the time of the return. As a result of this accounting policy change, operating revenue and cost of goods sold were each reduced by $316.8 million for the fiscal year ended September 30, 2004.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. Bulk deliveries for the fiscal year ended September 30, 2004 increased 5% to $4.3 billion from $4.1 billion in the prior fiscal year due to an increase in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $2,179.2 million in the fiscal year ended September 30, 2004 decreased 3% from $2,247.2 million in the prior fiscal year. During the fiscal year ended September 30, 2004, the Company recognized a $38.0 million gain from an antitrust litigation settlement with a pharmaceutical manufacturer. This gain was recorded as a reduction of cost of goods sold and contributed 2% of gross profit for the fiscal year ended September 30, 2004. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2004 was 4.46%, as compared to the prior-year percentage of 4.93%. The decrease in gross profit percentage in comparison with the prior fiscal year reflects declines in both the Pharmaceutical Distribution and PharMerica segments due to a decline in profits related to pharmaceutical manufacturer price increases, changes in customer mix and competitive selling price pressures, offset in part by the antitrust litigation settlement.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1,281.2 million in the fiscal year ended September 30, 2004 reflects a decrease of 5% compared to $1,355.1 million in the prior fiscal year. As a percentage of operating revenue, DSAD&A in the fiscal year ended September 30, 2004 was 2.62% compared to 2.98% in the prior fiscal year. The decline in the DSAD&A percentage from the prior fiscal year reflects improvements in both the Pharmaceutical Distribution and PharMerica segments due to: (a) a $56.3 million reduction of bad debt expense primarily due to a $17.5 million recovery from a former customer in the Pharmaceutical Distribution segment, a $9.1 million recovery from a customer in the PharMerica segment, and the continued improvements made in the credit and collection practices in both segments; (b) a $12.1 million reduction in PharMerica’s sales and use tax liability; (c) a reduction in employee headcount resulting from our integration efforts; and (d) operational efficiencies primarily derived from our integration plans.

In 2001, the Company developed integration plans to consolidate its distribution network and eliminate duplicative administrative functions. As of September 30, 2004, these plans have resulted in synergies of approximately $150 million on an annual basis. The Company’s plan, as revised, is to have a distribution facility network consisting of less than 30 facilities in the next two to three years. The plan includes building six new facilities (two of which are operational as of September 30, 2004) and closing facilities (seventeen of which have been closed). Construction activities on the remaining four new facilities are ongoing (two of which will be operational by the end of fiscal 2005). During fiscal 2004 and 2003, the Company closed four and six distribution facilities, respectively. The Company anticipates closing six additional facilities in fiscal 2005.

During the fiscal year ended September 30, 2002, the Company announced integration initiatives relating to the closure of a repackaging facility and the elimination of certain administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $19.2 million, which included $15.8 million of severance for approximately 310 employees to be terminated, $1.6 million for lease cancellation costs, and $1.8 million for the write-down of assets related to the facilities to be closed, resulted in additional goodwill being recorded during fiscal 2002. At September 30, 2004, all of the employees had been terminated.

During the fiscal year ended September 30, 2003, the Company closed six distribution facilities and eliminated certain administrative and operational functions (“the fiscal 2003 initiatives”). During the fiscal years ended September 30, 2004 and 2003, the Company recorded $0.9 million and $10.3 million, respectively, of employee severance costs relating to the fiscal 2003 initiatives. Through September 30, 2004, approximately 780 employees received termination notices as a result of the fiscal 2003 initiatives, of which substantially all have been terminated. During the fiscal year ended September 30, 2003, severance accruals of $1.8 million recorded in September 2001 were reversed into income because certain employees who were expected to be severed either voluntarily left the Company or were retained in other positions within the Company.

During the fiscal year ended September 30, 2004, the Company closed four distribution facilities and eliminated duplicative administrative functions (“the fiscal 2004 initiatives”). During the fiscal year ended September 30, 2004, the Company recorded $5.4 million of employee severance costs in connection with the termination of 230 employees relating to the fiscal 2004 initiatives. As of September 30, 2004, approximately 190 employees had been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The Company paid a total of $9.5 million and $13.8 million for employee severance and lease and contract cancellation costs in the fiscal years ended September 30, 2004 and 2003, respectively, related to the aforementioned integration plans. Remaining unpaid amounts of $3.1 million for employee severance and lease cancellation costs are included in accrued expenses and other in the accompanying consolidated balance sheet at September 30, 2004. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

Operating income of $890.4 million for the fiscal year ended September 30, 2004 was relatively flat compared to $883.1 million in the prior fiscal year. The gain on litigation settlement less costs of facility consolidations and employee severance increased the Company’s operating income by $30.5 million in the fiscal year ended September 30, 2004 and costs of facility consolidations and employee severance reduced the Company’s operating income by $8.9 million in the prior fiscal year. The Company’s operating income as a percentage of operating revenue was 1.82% in the fiscal year ended September 30, 2004 compared to 1.94% in the prior fiscal year. The gain on litigation settlement contributed approximately 8 basis points to the Company’s operating income as a percentage of operating revenue for the fiscal year ended September 30, 2004. The contribution provided by the litigation settlement was offset by a decrease in gross margin in excess of the aforementioned DSAD&A expense percentage reduction.

During the fiscal year ended September 30, 2004, a technology company in which the Company had an equity investment sold substantially all of its assets and paid a liquidating dividend. As a result, the Company recorded a gain of $8.4 million in other income during the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2003, the Company recorded losses of $8.0 million, which primarily consisted of a $5.5 million charge related to the decline in fair value of its equity investment in the technology company because the decline was judged to be other-than-temporary.

During the fiscal years ended September 30, 2004 and 2003, the Company recorded $23.6 million and $4.2 million, respectively, in losses resulting from the early retirement of debt (see Note 5 of Notes to Consolidated Financial Statements).

Interest expense decreased 22% in the fiscal year ended September 30, 2004 to $112.7 million from $144.7 million in the prior fiscal year. Average borrowings, net of cash, under the Company’s debt facilities during the fiscal year ended September 30, 2004 were $1.1 billion as compared to average borrowings, net of cash, of $2.3 billion in the prior fiscal year. The reduction in average borrowings, net of cash, was achieved due to lower inventory levels in the fiscal year ended September 30, 2004 due to the impact of inventory management agreements, reductions in buy-side purchasing opportunities and the reduced number of distribution facilities as a result of the Company’s integration activities.

Income tax expense of $292.0 million in the fiscal year ended September 30, 2004 reflects an effective income tax rate of 38.4%, versus 39.2% in the prior fiscal year. The Company has been able to lower its effective income tax rate during the current fiscal year by implementing tax-planning strategies.

Net income of $468.4 million for the fiscal year ended September 30, 2004 reflects an increase of 6% from $441.2 million in the prior fiscal year. Diluted earnings per share of $4.06 in the fiscal year ended September 30, 2004 reflects a 4% increase as compared to $3.89 per share in the prior fiscal year. The gain on litigation settlement less costs of facility consolidations and employee severance and the loss on early retirement of debt increased net income by $4.2 million and increased diluted earnings per share by $0.04 for the fiscal year ended September 30, 2004. Costs of facility consolidations and employee severance and the loss on early retirement of debt had the effect of decreasing net income by $8.0 million and reducing diluted earnings per share by $0.07 for the fiscal year ended September 30, 2003. The growth in earnings per share was less than the growth in net income for the fiscal year ended September 30, 2004 due to the effect of the issuance of Company common stock in connection with the acquisitions described in Note 2 to the Company’s Consolidated Financial Statements and in connection with the exercise of stock options.

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $48.2 billion for the fiscal year ended September 30, 2004 reflects an increase of 8% from $44.7 billion in the prior fiscal year. The Company’s change in accounting for customer sales returns had the effect of reducing operating revenue growth by 1% for the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2004, 59% of operating revenue was from sales to institutional customers and 41% was from sales to retail customers; this compares to a customer mix in the prior fiscal year of 57% institutional and 43% retail.

In comparison with prior-year results, sales to institutional customers increased 12% in fiscal 2004 primarily due to the above market rate growth of the specialty pharmaceutical business and higher revenues from customers engaged in the mail order sale of pharmaceuticals, which was offset in part by the discontinuance of servicing the United States Department of Veterans Affairs (“VA”) during the fiscal year ended September 30, 2004 as a result of losing a competitive bid process. The VA contract was terminated in May 2004 and contributed 4.8% and 7.8% of the segment’s operating revenue in the fiscal years ended September 30, 2004 and 2003, respectively. In March 2004, Caremark Rx, Inc. acquired Advance PCS, one of the Company’s largest customers. As a result, the Company’s contract with Advance PCS was terminated in August 2004. Advance PCS accounted for approximately 4.4% and 4.8% of the segment’s operating revenue in the fiscal years ended September 30, 2004 and 2003, respectively.

Sales to retail customers increased 2% over the prior fiscal year. The independent retail sector experienced strong double-digit sales growth while sales in the chain retail sector decreased by 6% due to sales declines experienced by certain large regional retail chain customers. Additionally, retail sales in the first-half of fiscal 2004 were adversely impacted by the prior fiscal year loss of a large customer.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry growth rates, as estimated by industry data firm IMS Healthcare, Inc., are expected to be from 10% to 13% over the next three years. Future operating revenue growth will continue to be driven by industry growth trends, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing policies, and potential changes in Federal government rules and regulations. The Company’s Specialty Group has been growing at rates significantly in excess of overall pharmaceutical market growth. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology, nephrology, and rheumatology. Additionally, the Specialty Group distributes vaccines and blood plasma. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. As early as January 2005, the Specialty Group’s business may be adversely impacted by proposed changes in the reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes recently proposed by the U.S. Department of Health and Human Services pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Modernization Act”), or that may be proposed in the future, may have the effect of reducing the amount of medications administered by physicians in their offices, which may force patients to other healthcare providers. This may result in slower or reduced growth in revenues for the Specialty Group. Although the Specialty Group is preparing contingency plans to enable it to retain its distribution volume, there can be no assurance that the Specialty Group will retain all of the distribution volume currently going through the physician channel.

Pharmaceutical Distribution gross profit of $1,661.5 million in the fiscal year ended September 30, 2004 reflects a decrease of 3% from $1,721.5 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2004 was 3.45%, as compared to 3.85% in the prior fiscal year. The decline in gross profit as a percentage of operating revenue was the result of: a reduction in profits related to pharmaceutical manufacturer price increases; the VA contract loss; the continuing competitive environment, which has led to a number of contract renewals with reduced profitability; and the negative impact of a change in customer mix to a higher percentage of large institutional, mail order and chain accounts. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that increases in the buy-side component of the gross margin, including increases derived from manufacturer price increases, negotiated deals and alternate source market opportunities, will be available in the future to fully or partially offset the anticipated decline of the sell-side margin. The Company expects that buy-side purchasing opportunities will continue to decrease in the future as pharmaceutical manufacturers increasingly seek to control the supply channel through product allocations that limit the inventory the Company can purchase and through the imposition of inventory management and other agreements that prohibit or restrict the Company’s right to purchase inventory from alternate source suppliers. Although the Company seeks in any such agreements to obtain appropriate compensation from pharmaceutical manufacturers for foregoing buy-side purchasing opportunities, there can be no assurance that the agreements will function as intended and replace any or all lost profit opportunities. In addition, a significant amount of the Company’s payments under current pharmaceutical manufacturer agreements are triggered by pharmaceutical manufacturer price increases. These may lead to significant earnings volatility. Although the Company is negotiating with pharmaceutical manufacturers to change the payment trigger and lessen its dependence on pharmaceutical manufacturer price increases, there can be no assurance that the Company will be successful in transforming its relationships to a fee-for-service structure from their current structure. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $923.4 million in the fiscal year ended September 30, 2004 reflect a decrease of 1% from $933.3 million in the prior fiscal year. As a percentage of operating revenue, operating expenses in the fiscal year ended September 30, 2004 were 1.92%, as compared to 2.09% in the prior fiscal year, an improvement of 17 basis points. The decrease in the expense percentage reflects the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the integration processes, continued emphasis on productivity throughout the Company’s distribution network, and a significant reduction in bad debt expense of $33.9 million (including a $17.5 million reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer).

Pharmaceutical Distribution operating income of $738.1 million in the fiscal year ended September 30, 2004 reflects a decrease of 6% from $788.2 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2004 was 1.53%, as compared to 1.76% in the prior fiscal year. The decline over the prior-year percentage was due to a reduction in gross margins in excess of the declines in the operating expense ratios. While management historically has been able to lower expense ratios there can be no assurance that reductions will occur in the future, or that expense ratio reductions will offset possible declines in gross margins.

PharMerica Segment

PharMerica operating revenue of $1,575.3 million for the fiscal year ended September 30, 2004 reflects a decrease of 2% from $1,608.2 million in the prior fiscal year. PharMerica’s decline in operating revenue is primarily due to the loss of two significant customers in the Workers’ Compensation business, the discontinuance of the sale of healthcare products within the Long-Term Care business and the loss of a Long-Term Care business customer because it was acquired by a customer of a competitor. The future operating revenue growth rate may be impacted by competitive pressures, changes in the regulatory environment (including reimbursement changes arising from the Medicare Modernization Act) and the pharmaceutical inflation rate.

PharMerica gross profit of $479.7 million for the fiscal year ended September 30, 2004 reflects a decrease of 9% from $525.6 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2004 was 30.45%, as compared to 32.69% in the prior fiscal year. The decline in gross profit is primarily due to industry competitive pressures, and a reduction in the rates of reimbursement for the services provided by PharMerica, which continue to adversely affect gross profit margins in both the Workers’ Compensation business and the Long-Term Care business.

PharMerica operating expenses of $357.9 million for the fiscal year ended September 30, 2004 reflect a decrease of 15% from $421.8 million in the prior fiscal year. As a percentage of operating revenue, operating expenses were reduced to 22.72% in the fiscal year ended September 30, 2004 from 26.23% in the prior fiscal year. The percentage reduction was primarily due to aggressive cost reductions in response to the decline in operating revenue, a significant reduction in bad debt expense of $22.4 million (including a $9.1 million recovery from a customer) due to continued improvements made in credit and collection practices, a $12.1 million reduction in sales and use tax liability due to favorable audit experience and other settlements, and continued improvements in operating practices of both the Workers’ Compensation and the Long-Term Care businesses.

PharMerica operating income of $121.8 million for the fiscal year ended September 30, 2004 increased by 17% from $103.8 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2004 was 7.74%, as compared to 6.46% in the prior fiscal year. The improvement was due to the aforementioned reduction in the operating expense ratio, which was greater than the reduction in gross profit margin. While management historically has been able to lower expense ratios there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible further declines in gross margins.

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

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries for the fiscal year ended September 30, 2003 decreased 17% to $4.1 billion from $5.0 billion in the prior fiscal year. The decrease was primarily due to the Company’s conversion of a portion of its bulk and other direct business with its primary bulk delivery customer to business serviced through the Company’s various warehouses. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries had a positive impact to the Company’s cash flows due to favorable timing between the customer payments to the Company and the payments by the Company to its suppliers.

Gross profit of $2,247.2 million in the fiscal year ended September 30, 2003 reflected an increase of 11% from $2,024.5 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2003 was 4.93%, as compared to the prior-year percentage of 5.03%. The decrease in gross profit percentage in comparison with the prior fiscal year reflected declines in both the Pharmaceutical Distribution and PharMerica segments primarily due to changes in customer mix and competitive pressures, offset in part by the positive aggregate margin impact resulting from the Company’s recent acquisitions.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1,355.1 million in the fiscal year ended September 30, 2003 reflected an increase of 6% compared to $1,281.8 million in the prior fiscal year. As a percentage of operating revenue, DSAD&A in the fiscal year ended September 30, 2003 was 2.98% compared to 3.19% in the prior fiscal year. The decline in DSAD&A percentage from the prior fiscal year ratio reflected improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes, operational efficiencies and continued benefits from the integration plans.

In 2001, the Company developed integration plans to consolidate its distribution network and eliminate duplicative administrative functions, which resulted in synergies of approximately $150 million on an annual basis. The Company’s plan, as revised, is to have a distribution facility network consisting of less than 30 facilities in the next two to three years. This will be accomplished by building six new facilities and closing facilities. During fiscal 2003, the Company began construction activities on three of its new facilities and completed two of the seven facility expansions. During fiscal 2003 and 2002, the Company closed six and seven distribution facilities, respectively.

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

The Company had announced plans to close six distribution facilities in fiscal 2003 and eliminate certain administrative and operational functions (“the fiscal 2003 initiatives”). As of September 30, 2003, the six facilities were closed. During the fiscal year ended September 30, 2003, the Company recorded severance costs of $10.3 million and lease cancellation costs of $1.1 million relating to the fiscal 2003 initiatives.

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

Operating income of $883.1 million for the fiscal year ended September 30, 2003 reflected an increase of 23% from $718.4 million in the prior fiscal year. Facility consolidations and employee severance reduced the Company’s operating income by $8.9 million in the fiscal year ended September 30, 2003 and by $24.2 million in the prior fiscal year. The Company’s operating income as a percentage of operating revenue was 1.94% in the fiscal year ended September 30, 2003 compared to 1.79% in the prior fiscal year. The improvement was primarily due to the lower amount of special items and the aforementioned DSAD&A expense percentage reduction.

The Company recorded other losses of $8.0 million and $5.6 million during the fiscal years ended September 30, 2003 and 2002, respectively. These amounts primarily consisted of impairment charges relating to investments in technology companies.

During the fiscal year ended September 30, 2003, the Company recorded a $4.2 million loss resulting from the early retirement of debt (see Note 5 of Notes to Consolidated Financial Statements).

Interest expense increased 3% in the fiscal year ended September 30, 2003 to $144.7 million from $140.7 million in the prior fiscal year. Average borrowings, net of cash, under the Company’s debt facilities during the fiscal year ended September 30, 2003 were $2.3 billion as compared to average borrowings, net of cash, of $2.0 billion in the prior fiscal year. Average borrowing rates under the Company’s debt facilities decreased to 5.6% in the fiscal year ended September 30, 2003 from 6.1% in the prior fiscal year. The increase in average borrowings, net of cash, was primarily a result of additional merchandise inventories on hand during the fiscal year ended September 30, 2003 compared to the prior fiscal year. The decrease in average borrowing rates resulted from lower percentages of fixed rate debt outstanding to total debt outstanding in the fiscal year ended September 30, 2003 compared to the prior fiscal year, as well as lower market interest rates on variable-rate debt.

Income tax expense of $284.9 million in the fiscal year ended September 30, 2003 reflected an effective income tax rate of 39.2% versus 39.7% in the prior fiscal year. The Company has been able to lower its effective income tax rate during the current fiscal year by implementing tax-planning strategies.

Net income of $441.2 million for the fiscal year ended September 30, 2003 reflected an increase of 28% from $344.9 million in the prior fiscal year. Diluted earnings per share of $3.89 in the fiscal year ended September 30, 2003 reflected a 23% increase as compared to $3.16 per share in the prior fiscal year. Facility consolidations and employee severance and the loss on early retirement of debt had the effect of decreasing net income by $8.0 million and reducing diluted earnings per share by $0.07 for the fiscal year ended September 30, 2003. Merger costs had the effect of decreasing net income by $14.6 million and reducing diluted earnings per share by $0.13 for the fiscal year ended September 30, 2002. The growth in earnings per share was less than the growth in net income for the fiscal year ended September 30, 2003 due to the issuance of Company common stock in connection with the acquisitions described in Note 2 to the Company’s Consolidated Financial Statements and in connection with the exercise of stock options.

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $44.7 billion for the fiscal year ended September 30, 2003 reflected an increase of 13% from $39.5 billion in the prior fiscal year. The Company’s recent acquisitions contributed less than 0.5% of the segment operating revenue growth for the fiscal year ended September 30, 2003. During the fiscal year ended September 30, 2003, 57% of operating revenue was from sales to institutional customers and 43% was from retail customers; this compares to a customer mix in the prior fiscal year of 53% institutional and 47% retail on a historical basis. In comparison with the prior-year results, sales to institutional customers increased by 20% primarily due to (i) the previously mentioned conversion of bulk delivery and other direct business with the Company’s primary bulk delivery customer to business serviced through the Company’s various warehouses, which contributed 4% of the total operating revenue growth; (ii) above market rate growth of the ABSG specialty pharmaceutical business; and (iii) higher revenues from customers engaged in the mail order sale of pharmaceuticals. Sales to retail customers increased by 5% over the prior fiscal year. The growth rate of sales to retail customers had declined during fiscal 2003 compared to the fiscal 2002 growth primarily due to lower growth trends in the retail market and the below market growth of certain of the Company’s large regional chain customers. Additionally, retail sales in the second-half of fiscal 2003 were adversely impacted by the loss of a large customer. This segment’s growth largely reflected U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices, offset, in part, by the increased use of lower priced generics. The segment’s growth was also impacted by industry competition and changes in customer mix.

Pharmaceutical Distribution gross profit of $1,721.5 million in the fiscal year ended September 30, 2003 reflected an increase of 12% from $1,530.5 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2003 was 3.85%, as compared to 3.87% in the prior fiscal year. The slight decline in gross profit as a percentage of operating revenue was the net result of the negative impact of a change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive environment, offset primarily by the positive aggregate impact of recently-acquired companies, which amounted to 15 basis points in the fiscal year ended September 30, 2003. The Company’s cost of goods sold includes a LIFO provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $933.3 million in the fiscal year ended September 30, 2003 reflected an increase of 7% from $871.3 million in the prior fiscal year. As a percentage of operating revenue, operating expenses in the fiscal year ended September 30, 2003 were 2.09%, as compared to 2.20% in the prior fiscal year. The decrease in the expense percentage reflects the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the merger integration process, the continued emphasis on productivity throughout the Company’s distribution network and a reduction of bad debt expense, offset, in part, by higher expense ratios associated with the Company’s recent acquisitions.

Pharmaceutical Distribution operating income of $788.2 million in the fiscal year ended September 30, 2003 reflected an increase of 20% from $659.2 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2003 was 1.76%, as compared to 1.67% in the prior fiscal year. The improvement over the prior-year percentage was due to a reduction in the operating expense ratio in excess of the decline in gross margin, which was partially the result of the Company’s ability to capture synergy cost savings from the merger.

PharMerica Segment

PharMerica operating revenue increased 9% for the fiscal year ended September 30, 2003 to $1,608.2 million compared to $1,475.0 million in the prior fiscal year. This increase was principally attributable to growth in PharMerica’s Workers’ Compensation business, which grew at a faster rate than its Long-Term Care business. During the second half of fiscal 2003, the growth rate of the Workers’ Compensation business began to slow down, partially due to the loss of a significant customer.

PharMerica gross profit of $525.6 million for the fiscal year ended September 30, 2003 increased 6% from gross profit of $494.0 million in the prior fiscal year. PharMerica’s gross profit margin declined slightly to 32.69% for the fiscal year ended September 30, 2003 from 33.49% in the prior fiscal year. This decrease was primarily the result of a change in the sales mix, with a greater proportion of PharMerica’s current year revenues coming from its Workers’ Compensation business, which has lower gross profit margins and lower operating expenses than its Long-Term Care business. In addition, industry competitive pressures adversely affected gross profit margins.

PharMerica operating expenses of $421.8 million for the fiscal year ended September 30, 2003 increased from $410.5 million in the prior fiscal year. As a percentage of operating revenue, operating expenses were reduced to 26.23% in the fiscal year ended September 30, 2003 from 27.83% in the prior fiscal year. The percentage reduction was primarily due to the continued improvements in operating practices, the aforementioned shift in customer mix toward the Workers Compensation business and a reduction in bad debt expense.

PharMerica operating income of $103.8 million for the fiscal year ended September 30, 2003 increased by 24% from $83.5 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2003 was 6.46%, as compared to 5.66% in the prior fiscal year. The improvement was due to the aforementioned reduction in the operating expense ratio, which was greater than the reduction in gross profit margin.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

Critical Accounting Policies

Critical accounting policies are those accounting policies that can have a significant impact on the Company’s financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

Allowance for Doubtful Accounts

Trade receivables are primarily comprised of amounts owed to the Company for its pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as industry trends, its customers’ financial strength and credit standing, and payment and default history. The calculation of the required allowance requires a substantial amount of judgment as to the impact of these and other factors on the ultimate realization of its trade receivables.

Supplier Reserves

The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due them from the Company. These reserve estimates are established based on the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to the Company. The ultimate outcome of the outstanding claims may be different than the Company’s original estimate and may require adjustment.

Loss Contingencies

The Company accrues for loss contingencies related to litigation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews loss contingencies to determine the adequacy of the accruals and related disclosures. The amount of the actual loss may differ significantly from these estimates.

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 92% and 94% of the Company’s inventories at September 30, 2004 and 2003, respectively, are determined using the last-in, first-out (“LIFO”) method. If the Company had used the first-in, first-out (“FIFO”) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $166.1 million and $169.4 million higher than the amounts reported at September 30, 2004 and 2003, respectively.

Goodwill and Intangible Assets

The Company accounts for purchased goodwill and intangible assets in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements and software technology, will continue to be amortized over their useful lives.

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives, and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2004 and 2003 and determined that there was no impairment.

Stock Options

The Company may elect to account for stock options using either Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) or SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to use the accounting method under APB 25 and the related interpretations to account for its stock options. Under APB 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had the Company elected to use SFAS No. 123 to account for its stock options under the fair value method, it would have been required to record compensation expense and as a result, diluted earnings per share for the fiscal years ended September 30, 2004, 2003 and 2002 would have been lower by $0.74, $0.16 and $0.10, respectively. See Note 1 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at September 30, 2004, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
Bergen 7 1/4% senior notes due 2005	$99,939	$—
8 1/8% senior notes due 2008	500,000	—
7 1/4% senior notes due 2012	300,000	—
AmeriSource 5% convertible subordinated notes due 2007	300,000	—
Other	3,532	—

Total fixed-rate debt	1,203,471	—

Variable-Rate Debt:
Term loan facility due 2005 to 2006	180,000	—
Blanco revolving credit facility due 2005	55,000	—
Revolving credit facility due 2006	—	936,584
Receivables securitization facility due 2006	—	1,050,000

Total variable-rate debt	235,000	1,986,584

Total debt	$1,438,471	$1,986,584

Prior to fiscal 2004, the Company’s working capital usage fluctuated significantly during the fiscal year due to seasonal inventory buying requirements and buy-side purchasing opportunities. In light of the recent increase in the number of inventory management agreements with suppliers, the Company’s working capital did not significantly fluctuate in fiscal 2004. The Company’s $2.1 billion of aggregate availability under its revolving credit facility and its receivables securitization facility provide sufficient sources of capital to fund its inventory buying requirements.

On December 2, 2004, the Company amended its Receivables Securitization Facility (defined below). Under the terms of the amendment, the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million (three-year tranche) and expires in December 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million (364-day tranche) and expires in December 2005. The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The program fee is 75 basis points for the three-year tranche and has been reduced from 45 basis points to 35 basis points for the 364-day tranche at December 2, 2004. Additionally, the commitment fee on any unused credit has been reduced from 30 basis points to 25 basis points for the three-year tranche and from 25 basis points to 17.5 basis points for the 364-day tranche at December 2, 2004. The program and commitment fee rates will vary based on the Company’s debt ratings.

In July 2003, the Company entered into a $1.05 billion receivables securitization facility (“Receivables Securitization Facility”). At September 30, 2004, there were no borrowings under the Receivables Securitization Facility. In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In connection with entering into the Receivables Securitization Facility, the Company incurred approximately $2.4 million of costs, which were deferred and are being amortized over the life of the facility. The facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

In August 2001, the Company issued $500 million of 8 1/8% senior notes due 2008 (the “8 1/8% Notes”) and entered into a $1.3 billion senior secured credit facility (the “Senior Credit Agreement”) with a syndicate of lenders. The 8 1/8% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. The 8 1/8% Notes pay interest semiannually in arrears and rank junior to the Senior Credit Agreement. In connection with issuing the 8 1/8% Notes and entering into the Senior Credit Agreement, the Company incurred approximately $24.0 million of costs, which were deferred and are being amortized over the term of the respective issues.

On December 2, 2004, the Company entered into a new $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior Credit Agreement (defined below). Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating (1.0% over LIBOR or the prime rate at December 2, 2004). The Company will pay quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating (0.25% at December 2, 2004). The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

The Senior Credit Agreement consisted of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both had been scheduled to mature in August 2006. The Term Facility had scheduled principal payments on a quarterly basis that began on December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The scheduled term loan payments were made in fiscal 2004 and 2003. Additionally, the Company paid the $180 million outstanding on the Term Facility as a result of entering into the new Senior Revolving Credit Facility. There were no borrowings outstanding under the Revolving Facility at September 30, 2004. Interest on borrowings under the Senior Credit Agreement accrued at specified rates based on the Company’s debt ratings. Such rates ranged from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. At September 30, 2004, the rate was 1.25% over LIBOR or 0.25% over prime. Availability under the Revolving Facility was reduced by the amount of outstanding letters of credit ($63.4 million at September 30, 2004). The Company paid quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company’s debt ratings ranging from 0.25% to 0.50% of the unused availability. At September 30, 2004, the rate was 0.30%. The Senior Credit Agreement contained restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants required compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. Substantially all of the Company’s assets, except for trade receivables, which are sold into the Receivables Securitization Facility (as described above), were pledged as security under the Senior Credit Agreement.

In August 2004, the Senior Credit Agreement was amended, among other things, to increase the amount of common stock that the Company is permitted to repurchase by $500 million. As of September 30, 2004, the Company had purchased approximately 2.8 million shares of its common stock for a total of $144.8 million. As of November 30, 2004, the Company had purchased 7.6 million total shares for $397.9 million.

In December 2000, the Company issued $300.0 million of 5% convertible subordinated notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into common stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after

December 3, 2004, the Company has the option to redeem all or a portion of the notes that have not been previously converted. On December 2, 2004, the Company announced that it will redeem its 5% Convertible Subordinated Notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The note holders have the option to accept cash or convert the notes to common stock of the Company. The notes are convertible into 5,663,730 shares of common stock, which translates to a conversion ratio of 18.8791 shares of common stock for each $1,000 principal amount of notes. In connection with the issuance of the notes, the Company incurred approximately $9.4 million of financing fees, which were deferred and are being amortized over the seven-year term of the notes.

In August 2001, the Company assumed Bergen’s Capital I Trust (the “Trust”), a wholly owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% trust originated preferred securities (SM) (TOPrS(SM)) (the “Trust Preferred Securities”) at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen’s 7.80% subordinated deferrable interest notes, which were due June 30, 2039 (the “Subordinated Notes”). The Subordinated Notes represented the sole assets of the Trust and bore interest at the annual rate of 7.80%, payable quarterly, and were redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. In May 2004, the Company redeemed the Subordinated Notes at their face value of $300 million and, as a result, the Trust redeemed the Trust Preferred Securities at the liquidation amount of $25 per share plus accrued cash distributions through the redemption date. The book value of the Subordinated Notes was $276.4 million immediately prior to the redemption. The book value of the Subordinated Notes was less than the $300 million face value because the book value was previously adjusted to its fair market value in August 2001. Therefore, the Company incurred a loss of $23.6 million during the fiscal year ended September 30, 2004 as a result of the redemption of the Subordinated Notes.

During the fiscal year ended September 30, 2004, the Company redeemed all of the outstanding Bergen 6 7/8% exchangeable subordinated debentures at their carrying value of $8.4 million.

The Company’s operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt and repurchase of shares of the Company’s common stock. The Company’s primary ongoing cash requirements will be to finance working capital, fund the repayment of debt and the payment of interest on debt, fund additional repurchases of shares of the Company’s common stock, finance merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at September 30, 2004 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,438,532	$336,421	$1,406	$800,705	$300,000
Operating Leases	197,194	58,177	79,080	38,119	21,818
Other Commitments	1,295,206	120,840	157,644	235,615	781,107

Total	$2,930,932	$515,438	$238,130	$1,074,439	$1,102,925

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect obligations at fair value on the effective date of the acquisition. These differences are being amortized over the terms of the respective obligations.

The $55 million Blanco revolving credit facility, which expires in May 2005, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2004 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, borrowings under the Blanco facility are secured by a standby letter of credit under the Senior Credit Agreement, and therefore the Company is effectively financing this debt on a long-term basis through that arrangement.

On December 3, 2004, the Company entered into a distribution agreement with a Canadian influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. The Canadian manufacturer expects to receive FDA approval by the year 2007/2008 influenza season; however, FDA approval may be received earlier. If the initial year of the purchase commitment begins in fiscal 2008, then the Company anticipates its purchase commitment for that year will approximate $104 million. Based on an assumed 5% annual increase in the cost of purchasing the influenza vaccine from the current estimated market price of $7.50, the Company anticipates its total purchase commitment (assuming the commitment commences in fiscal 2008) will be approximately $1.0 billion. The influenza vaccine commitment is included in Other Commitments in the table on page 34.

The Company has an agreement with another supplier to purchase 9.2 million doses, 10.2 million doses, and 11.2 million doses of an influenza vaccine in calendar years 2005, 2006, and 2007, respectively, provided the vaccine is approved and available for distribution. The Company estimates its total purchase commitment as of September 30, 2004 is approximately $225 million. The influenza vaccine commitment is included in Other Commitments in the table on page 34.

In connection with its integration plans, the Company intends to build six new distribution facilities (two of them are operational as of September 30, 2004) over the next two to three years. Five of the new distribution facilities will be owned by the Company. In December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for the other new facility; this obligation is reflected in Operating Leases in the above table. The Company has been entering into commitments relating to site selection, purchase of land, design and construction of the five new facilities to be owned on a turnkey basis with a construction development company. The Company has taken ownership of and made payment on, or will take ownership of and make payment on, four of the five new facilities to be owned as the developer substantially completes construction of each facility. The Company has taken ownership of the land and construction-in-progress relating to the fifth facility to be owned prior to its substantial completion. During the fiscal year ended September 30, 2004, the Company acquired two of the five new facilities from the construction development company for approximately $40.9 million. As of September 30, 2004, the Company has entered into $71.7 million of commitments primarily relating to the construction of the three remaining facilities. The facility commitments entered into as of September 30, 2004 are included in Other Commitments in the above table. As of September 30, 2004, the developer has incurred $35.1 million relating to the construction of these facilities. This amount has been recorded in property and equipment and accrued expenses and other in the consolidated balance sheet. Subsequent to September 30, 2004, two of the facilities were substantially completed and the Company acquired them from the construction development company for approximately $43.6 million.

During the fiscal year ended September 30, 2004, the Company’s operating activities provided $825.1 million of cash. Cash provided by operations in fiscal 2004 was principally the result of a decrease in merchandise inventories of $916.3 million, net income of $468.4 million and non-cash items of $151.5 million, offset in part, by a $432.0 million decrease in accounts payable, accrued expenses and income taxes. The Company’s change in accounting for customer sales returns had the effect of increasing merchandise inventories and reducing accounts receivable by $316.8 million at September 30, 2004. Merchandise inventories have continued to decline due to an increase in the number of inventory management agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. The turnover of merchandise inventories for the Pharmaceutical Distribution segment has improved to 8.2 times in the fiscal year ended September 30, 2004 from 6.7 times in the prior fiscal year. The $446.7 million decrease in accounts payable was primarily due to the decline of merchandise inventories. Average days sales outstanding for the Pharmaceutical Distribution segment increased slightly to 17.1 days in the fiscal year ended September 30, 2004 from 16.9 days in the prior fiscal year primarily due to the strong revenue growth of ABSG, which has a significantly higher average days sales outstanding than ABDC. Average days sales outstanding for the PharMerica segment improved to 38.4 days in the fiscal year ended September 30, 2004 from 39.3 days in the prior fiscal year as a result of the continued emphasis on receivables management. Non-cash items of $151.5 million included $87.1 million of depreciation and amortization and $48.9 million of deferred income taxes. Deferred income taxes of $48.9 million in fiscal 2004 were significantly lower than the $127.2 million in fiscal 2003 primarily due to the decline in income tax deductions associated with merchandise inventories. Operating cash uses during the fiscal year ended September 30, 2004 included $111.0 million in interest payments and $200.1 million of income tax payments, net of refunds. Cash provided by operations during the fiscal year ended September 30, 2004 included a $38.0 million cash settlement from a pharmaceutical manufacturer relating to an antitrust litigation matter (net of attorney fees and payments due to other parties).

During the year ended September 30, 2003, the Company’s operating activities provided $354.8 million in cash. Cash provided by operations in fiscal 2003 was principally the result of net income of $441.2 million and non-cash items of $271.2 million, offset in part, by a $278.4 million increase in merchandise inventories and a $58.0 million increase in accounts receivable. The increase in merchandise inventories reflected inventory required to support the revenue increase. Accounts receivable increased only 1%, excluding changes in the allowance for doubtful accounts and customer additions due to acquired companies, in comparison to the 13% increase in operating revenues. Average days sales outstanding for the Pharmaceutical Distribution segment increased slightly to 16.9 days in the fiscal year ended September 30, 2003 from 16.4 days in the prior fiscal year primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the core distribution business. Average days sales outstanding for the PharMerica segment improved to 39.3 days in fiscal 2002 from 43.5 days in the prior year as a result of the continued improvements in centralized billing and collection practices. Non-cash items of $271.2 million included $127.2 million of deferred income taxes. The tax planning strategies implemented by the Company enabled the Company to lower its current tax payments and liability while increasing its deferred taxes during the fiscal year ended September 30, 2003. Operating cash uses during the fiscal year ended September 30, 2003 included $134.2 million in interest payments and $118.4 million of income tax payments, net of refunds.

During the year ended September 30, 2002, the Company’s operating activities provided $535.9 million in cash. Cash provided by operations in fiscal 2002 was principally the result of $344.9 million of net income and $190.0 million of non-cash items affecting net income. Changes in operating assets and liabilities were only $1.0 million as a $362.2 million increase in merchandise inventories and a $133.6 million increase in accounts receivable were offset primarily by a $514.1 million increase in accounts payable, accrued expenses and income taxes. The increase in merchandise inventories reflected inventory required to support the strong revenue increase, as well as inventory purchased to take advantage of buy-side gross profit opportunities including opportunities associated with manufacturer price increases and negotiated deals. Inventory grew at a lower rate than revenues due to the consolidation of seven facilities in fiscal 2002 and improved inventory management. Accounts receivable, before changes in the allowance for doubtful accounts, increased only 3%, despite the 16% increase in operating revenues, on a pro-forma combined basis. During the fiscal year ended September 30, 2002, the Company’s days sales outstanding improved as a result of continued emphasis on receivables management at the local level. Average days outstanding for the Pharmaceutical Distribution segment improved to 16.4 days in fiscal 2002 from 17.7 days in the prior year, on a pro forma combined basis. Average days sales outstanding for the PharMerica segment improved to 43.5 days in fiscal 2002 from 53.4 days in the prior year, on a pro forma combined basis. The $376.0 million increase in accounts payable was primarily due to the merchandise inventory increase as well as the timing of payments to suppliers. Operating cash uses during the fiscal year ended September 30, 2002 included $137.9 million in interest payments and $111.9 million of income tax payments, net of refunds.

The Company paid a total of $9.5 million, $13.8 million and $15.6 million of employee severance, lease cancellation, and other costs in fiscal 2004, 2003 and 2002, respectively, related to the cost reduction plans discussed earlier. Severance accruals and remaining contract and lease obligations of $3.1 million at September 30, 2004 are included in accrued expenses and other in the consolidated balance sheet.

Capital expenditures for the years ended September 30, 2004, 2003 and 2002 were $189.3 million, $90.6 million and $64.2 million, respectively, and relate principally to the construction of the new distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation. The Company estimates that it will spend approximately $175 million to $200 million for capital expenditures during fiscal 2005.

During the fiscal year ended September 30, 2004, the Company paid $39.0 million for the remaining 40% equity interest in International Physician Networks (“IPN”), a physician education and management consulting company, that it did not previously own. Additionally, the Company paid approximately $13.7 million in cash for MedSelect, Inc., a provider of automated medication and supply dispensing cabinets, and $16.6 million in cash for Imedex, Inc., an accredited provider of continuing medical education for physicians.

During fiscal 2003, the Company acquired Anderson Packaging Inc. (“Anderson”), a leading provider of physician and retail contracted packaging services to pharmaceutical manufacturers. The purchase price was approximately $100.1 million, which included the repayment of Anderson debt of $13.8 million and $0.8 million of transaction costs associated with the acquisition. The Company paid part of the purchase price by issuing 814,145 shares of its common stock with an aggregate market value of $55.6 million. The Company paid the remaining purchase price, which was approximately $44.5 million, in cash.

During fiscal 2003, the Company acquired an additional 40% equity interest in IPN and satisfied the residual contingent obligation for its initial 20% equity interest for an aggregate $24.7 million in cash.

During fiscal 2003, the Company acquired US Bioservices Corporation (“US Bio”), a national pharmaceutical products and services provider focused on the management of high-cost complex therapies and reimbursement support for a total base purchase price of $160.2 million, which included the repayment of US Bio debt of $14.8 million and $1.5 million of transaction costs associated with this acquisition. The Company paid part of the base purchase price by issuing 2,399,091 shares of its common stock with an aggregate market value of $131.0 million. The Company paid the remaining $29.2 million of the base purchase price in cash. In July 2003, a contingent payment of $2.5 million was paid in cash by the Company.

During fiscal 2003, the Company acquired Bridge Medical, Inc., a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, to enhance the Company’s offerings in the pharmaceutical supply channel, for a total base purchase price of $28.4 million, which included $0.7 million of transaction costs associated with this acquisition. The Company paid part of the base purchase price by issuing 401,780 shares of its common stock with an aggregate market value of $22.9 million and the remaining base purchase price was paid with $5.5 million of cash.

During fiscal 2003, the Company also used cash of $3.0 million to purchase three smaller companies related to the Pharmaceutical Distribution segment and paid $9.8 million to eliminate the right of the former stockholders of AutoMed Technologies, Inc. (“AutoMed”) to receive up to $55.0 million in contingent payments based on AutoMed achieving defined earnings targets through the end of calendar 2004.

During fiscal 2002, the Company acquired AutoMed for $120.4 million. In June 2003, the Company amended the 2002 agreement under which it acquired AutoMed (as discussed above). The Company also acquired other smaller businesses for $15.8 million. Additionally, the Company purchased equity interests in various businesses for $4.1 million.

As described above, the Company used $300 million to redeem the Subordinated Notes and $8.4 million to redeem the 6 7/8% Notes during the fiscal year ended September 30, 2004. Additionally, the Company repaid $60 million of the Term Facility in fiscal 2004.

During the fiscal year ended September 30, 2003, the Company issued the aforementioned $300 million of 7 1/4% Notes. The Company used the net proceeds of the 7 1/4% Notes to repay $15 million of the Term Facility, to repay $150 million in aggregate principal of the Bergen 7 3/8% senior notes and redeem the PharMerica 8 3/8% senior subordinated notes due 2008 at a redemption price equal to 104.19% of the $123.5 million principal amount. The Company also repaid an additional $45 million of the Term Facility, as scheduled. During the year ended September 30, 2002, the Company made net repayments of $37.0 million on its receivables securitization facilities. The Company also repaid debt of $23.1 million during the year, principally consisting of $20.6 million for the retirement of Bergen’s 7% debentures pursuant to a tender offer, which was required as a result of the merger with Bergen.

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. Recently, a dividend of $0.025 per share was declared by the Company’s Board of Directors on November 11, 2004, and was paid on December 7, 2004 to stockholders of record at the close of business on November 22, 2004. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Market Risk

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At September 30, 2004, the Company had approximately $1.2 billion of fixed-rate debt with a weighted average interest rate of 7.1% and $235.0 million of variable-rate debt with a weighted average interest rate of 3.1%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at September 30, 2004. For every $100 million of unhedged variable-rate debt outstanding, a 31 basis-point increase in interest rates (one-tenth of the average variable rate at September 30, 2004) would increase the Company’s annual interest expense by $0.31 million.

Recently Issued Financial Accounting Standards

In December 2003, FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision to SFAS No. 132 does not change the measurement or recognition requirements for pensions and other postretirement benefit plans, however, it does revise employers’ disclosures to require more information about their plan assets, obligations to pay benefits, funding obligations, cash flows and other relevant information. As required, the Company adopted the disclosure requirements of SFAS No. 132.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which was subsequently revised in December 2003 (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. Interpretation No. 46 applied immediately to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before January 31, 2003, the adoption of this standard was effective as of December 31, 2003 for a variable interest in special-purpose entities and as of March 31, 2004 for all other variable interest entities.

The Company implemented Interpretation No. 46, on a retroactive basis, during the three months ended December 31, 2003 for variable interests in special purpose entities and, as a result, the Company ceased consolidating Bergen’s Capital I Trust (the “Trust”) as the Company was not designated as the Trust’s primary beneficiary. Prior to the adoption of this standard, and the May 2004 redemption of the Trust’s preferred securities, the Company reported the Trust’s preferred securities as long-term debt in its consolidated financial statements. As a result of deconsolidating the Trust, the Company reported the notes issued to the Trust as long-term debt at December 31, 2003 and March 31, 2004. Because the notes had the same carrying value as the preferred securities and the interest on the notes was equal to the cash distributions on the preferred securities, the adoption of this standard had no impact to the Company’s consolidated financial statements. During the quarter ended June 30, 2004, the Company redeemed the notes and, as a result, the Trust redeemed the preferred securities. The Company did not create or obtain any variable interest entity after February 1, 2003. The Company evaluated the remaining provisions of Interpretation No. 46, and the adoption of these provisions did not have an impact on its consolidated financial statements.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plans to consolidate its distribution network. Various factors, including competitive pressures, success of the Pharmaceutical Distribution segment’s ability to transition its business model to fee-for-service, success of integration, restructuring or systems initiatives, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in U.S. Government policies (including reimbursement changes arising from the Medicare Modernization Act), customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this MD&A, in Item 1 (Business) under the heading “Certain Risk Factors”, elsewhere in Item 1 (Business) and elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant market risk is the effect of changing interest rates. See discussion in Item 7 on page 37.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmerisourceBergen Corporation

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Philadelphia, Pennsylvania

November 1, 2004, except for Note 16

as to which the date is December 3, 2004

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
September 30,	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$871,343	$800,036
Accounts receivable, less allowances for returns and doubtful accounts: 2004 - $464,354; 2003 - $191,744	2,260,973	2,295,437
Merchandise inventories	5,135,830	5,733,837
Prepaid expenses and other	27,243	29,208

Total current assets	8,295,389	8,858,518

Property and equipment, at cost:
Land	42,959	35,464
Buildings and improvements	233,397	152,289
Machinery, equipment and other	433,555	350,904

Total property and equipment	709,911	538,657
Less accumulated depreciation	244,647	185,487

Property and equipment, net	465,264	353,170

Other assets:
Goodwill	2,448,275	2,390,713
Intangibles, deferred charges and other	445,075	437,724

Total other assets	2,893,350	2,828,437

TOTAL ASSETS	$11,654,003	$12,040,125

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)
September 30,	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,947,037	$5,393,769
Accrued expenses and other	419,381	436,089
Current portion of long-term debt	281,360	61,430
Accrued income taxes	94,349	47,796
Deferred income taxes	361,781	317,018

Total current liabilities	6,103,908	6,256,102

Long-term debt, net of current portion	1,157,111	1,722,724
Other liabilities	53,939	55,982

Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 2004: 112,454,005 and 109,692,505 shares, respectively; issued and outstanding: 2003: 112,002,347 shares	1,125	1,120
Additional paid-in capital	3,146,207	3,125,561
Retained earnings	1,350,046	892,853
Accumulated other comprehensive loss	(13,577)	(14,217)
Treasury stock, at cost: 2,761,500 shares	(144,756)	—

Total stockholders’ equity	4,339,045	4,005,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,654,003	$12,040,125

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
Fiscal year ended September 30,	2004	2003	2002
Operating revenue	$48,870,615	$45,536,689	$40,240,714
Bulk deliveries to customer warehouses	4,308,339	4,120,639	4,994,080

Total revenue	53,178,954	49,657,328	45,234,794
Cost of goods sold	50,999,772	47,410,169	43,210,320

Gross profit	2,179,182	2,247,159	2,024,474
Operating expenses:
Distribution, selling and administrative	1,205,465	1,284,132	1,220,651
Depreciation	64,103	62,949	58,250
Amortization	11,663	8,042	2,901
Facility consolidations and employee severance	7,517	8,930	—
Merger costs	—	—	24,244

Operating income	890,434	883,106	718,428
Other (income) loss	(6,236)	8,015	5,647
Interest expense	112,705	144,744	140,734
Loss on early retirement of debt	23,592	4,220	—

Income before taxes	760,373	726,127	572,047
Income taxes	291,983	284,898	227,106

Net income	$468,390	$441,229	$344,941

Earnings per share:
Basic	$4.20	$4.03	$3.29

Diluted	$4.06	$3.89	$3.16

Weighted average common shares outstanding:
Basic	111,617	109,513	104,935
Diluted	117,779	115,954	112,228

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock and Other	Total
September 30, 2001	$1,035	$2,709,687	$128,178	$(336)	$—	$2,838,564
Net income			344,941			344,941
Additional minimum pension liability, net of tax benefit of $3,908				(5,943)		(5,943)
Change in unrealized loss on investments, net of tax of $212				336		336

Total comprehensive income						339,334

Cash dividends declared, $0.10 per share			(10,500)			(10,500)
Exercise of stock options	31	101,478				101,509
Tax benefit from exercise of stock options		43,488				43,488
Restricted shares earned by directors		233				233
Shares issued pursuant to a stock purchase plan		474				474
Accelerated vesting of stock options		2,413				2,413
Amortization of unearned compensation from stock options		823				823

September 30, 2002	1,066	2,858,596	462,619	(5,943)	—	3,316,338
Net income			441,229			441,229
Additional minimum pension liability, net of tax benefit of $5,246				(8,274)		(8,274)

Total comprehensive income						432,955

Cash dividends declared, $0.10 per share			(10,995)			(10,995)
Exercise of stock options	14	42,550				42,564
Tax benefit from exercise of stock options		14,389				14,389
Stock issued for acquisitions	40	209,409				209,449
Restricted shares earned by directors		345				345
Net shares purchased pursuant to a stock purchase plan		(1,608)				(1,608)
Accelerated vesting of stock options		1,057				1,057
Amortization of unearned compensation from stock options		823				823

September 30, 2003	1,120	3,125,561	892,853	(14,217)	—	4,005,317
Net income			468,390			468,390
Reduction in minimum pension liability, net of tax of $399				640		640

Total comprehensive income						469,030

Cash dividends declared, $0.10 per share			(11,197)			(11,197)
Exercise of stock options	5	15,146				15,151
Tax benefit from exercise of stock options		4,011				4,011
Restricted shares earned		649				649
Net shares purchased pursuant to a stock purchase plan		(935)				(935)
Accelerated vesting of stock options		1,028				1,028
Amortization of unearned compensation from stock options		747				747
Purchase of treasury stock					(144,756)	(144,756)

September 30, 2004	$1,125	$3,146,207	$1,350,046	$(13,577)	$(144,756)	$4,339,045

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2004	2003	2002
Fiscal year ended September 30,
OPERATING ACTIVITIES
Net income	$468,390	$441,229	$344,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	68,071	65,005	58,250
Amortization, including amounts charged to interest expense	19,017	15,438	8,328
(Benefit) provision on accounts receivable	(10,279)	46,012	65,664
Loss on disposal of property and equipment	1,430	3,465	3,055
Loss on early retirement of debt	23,592	4,220	—
Other (income) loss	(1,314)	8,015	5,647
Provision for deferred income taxes	48,884	127,157	45,853
Employee stock compensation	2,059	1,880	3,236
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(267,387)	(57,971)	(133,629)
Merchandise inventories	916,301	(278,388)	(362,195)
Prepaid expenses and other assets	(10,768)	(23,294)	(11,649)
Accounts payable, accrued expenses, and income taxes	(432,020)	(1,214)	514,142
Other	(895)	3,261	(5,717)

NET CASH PROVIDED BY OPERATING ACTIVITIES	825,081	354,815	535,926

INVESTING ACTIVITIES
Capital expenditures	(189,278)	(90,554)	(64,159)
Cost of acquired companies, net of cash acquired	(68,882)	(111,981)	(136,223)
Proceeds from sale-leaseback transactions	15,602	—	—
Purchase of equity interests in businesses	—	—	(4,130)
Proceeds from sales of property and equipment	336	726	1,698

NET CASH USED IN INVESTING ACTIVITIES	(242,222)	(201,809)	(202,814)

FINANCING ACTIVITIES
Net repayments under revolving credit and receivables securitization facilities	—	—	(37,000)
Long-term debt borrowings	—	300,000	—
Long-term debt repayments	(368,425)	(338,989)	(23,119)
Purchase of treasury stock	(144,756)	—	—
Deferred financing costs and other	(1,390)	(7,282)	1,712
Exercise of stock options	15,151	42,564	101,509
Cash dividends on common stock	(11,197)	(10,995)	(10,500)
Common stock purchases for employee stock purchase plan	(935)	(1,608)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(511,552)	(16,310)	32,602

INCREASE IN CASH AND CASH EQUIVALENTS	71,307	136,696	365,714
Cash and cash equivalents at beginning of year	800,036	663,340	297,626

CASH AND CASH EQUIVALENTS AT END OF YEAR	$871,343	$800,036	$663,340

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 1. Summary of Significant Accounting Policies

AmerisourceBergen Corporation (the “Company”) is a national pharmaceutical services company providing drug distribution and related healthcare services and solutions to its customers. The Company also provides pharmaceuticals to long-term care and workers’ compensation patients. For further information on the Company’s operating segments, see Note 13.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of the dates and for the fiscal years indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the customer base is diverse and geographically widespread. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses based on prior experience and for specific collectibility matters when they arise. Customer trade receivables are considered past due when payments have not been timely remitted in accordance with negotiated terms. The Company writes off balances against the reserve when collectibility is deemed remote. At September 30, 2004, the largest trade receivable due from a single customer represented approximately 11% of accounts receivable, net. For fiscal 2004, 2003 and 2002, sales to the Federal government, which are principally included in the Pharmaceutical Distribution segment, represented approximately 6%, 9% and 9%, respectively, of operating revenue. Additionally, sales to Medco Health Solutions, Inc. (“Medco”) represented 6% of operating revenue in fiscal 2004. No other single customer accounted for more than 5% of the Company’s operating revenue. Revenues generated from the Company’s sales to Medco were 13% of total revenue and 97% of bulk deliveries to customer warehouses in fiscal 2004 and 12% of total revenue and 98% of bulk deliveries in fiscal 2003.

The Company maintains cash balances and cash equivalents with several large creditworthy banks and money-market funds located in the United States. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company does not believe there is significant credit risk related to its cash and cash equivalents.

Investments

The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50%. The Company’s investments in marketable equity securities in which the Company does not have significant influence are classified as “available for sale” and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive loss component of stockholders’ equity.

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 92% and 94% of the Company’s inventories at September 30, 2004 and 2003, respectively, was determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, consolidated inventories would have been approximately $166.1 million and $169.4 million higher than the amounts reported at September 30, 2004 and 2003, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and from 3 to 10 years for machinery, equipment and other.

Goodwill and Intangible Assets

The Company accounts for purchased goodwill and intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements, patents and software technology, will continue to be amortized over their useful lives.

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based upon, among other things, estimates of future operating performance of the reporting unit being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2004 and 2003 and determined that there was no impairment.

Revenue Recognition

The Company recognizes revenue when products are delivered to customers. Service revenues are recognized as services are performed provided there are no further obligations to the customer. Revenues as reflected in the accompanying consolidated statement of operations are net of sales returns and allowances.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. During the fiscal year ended September 30, 2004, the Company changed its accounting policy for customer sales returns to reflect an accrual for estimated customer returns at the time of sale to the customer. Previously, the Company accounted for customer sales returns as a reduction of sales and cost of goods sold at the time of the return. As a result of this accounting policy change, operating revenue and cost of goods sold were each reduced by $316.8 million for the fiscal year ended September 30, 2004. Additionally, merchandise inventories were increased by $316.8 million and accounts receivable were reduced by $316.8 million as of September 30, 2004.

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

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $383.1 million, $381.8 million and $374.5 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively, are included in distribution, selling and administrative expenses.

Recently Issued Financial Accounting Standards

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision to SFAS No. 132 does not change the measurement or recognition requirements for pensions and other postretirement benefit plans, however, it does revise employers’ disclosures to require more information about their plan assets, obligations to pay benefits, funding obligations, cash flows and other relevant information. As required, the Company adopted the disclosure requirements of SFAS No. 132 (see Note 7).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which was subsequently revised in December 2003 (“Interpretation No. 46”). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. Interpretation No. 46 applied immediately to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before January 31, 2003, the adoption of this standard was effective as of December 31, 2003 for a variable interest in special-purpose entities and as of March 31, 2004 for all other variable interest entities.

The Company implemented Interpretation No. 46, on a retroactive basis, during the three months ended December 31, 2003 for variable interests in special purpose entities and, as a result, the Company ceased consolidating Bergen’s Capital I Trust (the “Trust”) (see Note 5) as the Company was not designated as the Trust’s primary beneficiary. Prior to the adoption of this standard, and the May 2004 redemption of the Trust’s preferred securities, the Company reported the Trust’s preferred securities as long-term debt in its consolidated financial statements. As a result of deconsolidating the Trust, the Company reported the notes issued to the Trust as long-term debt at December 31, 2003 and March 31, 2004. Because the notes had the same carrying value as the preferred securities and the interest on the notes was equal to the cash distributions on the preferred securities, the adoption of this standard had no impact to the Company’s consolidated financial statements. During the quarter ended June 30, 2004, the Company redeemed the notes issued to the Trust and, as a result, the Trust redeemed the preferred securities. The Company did not create or obtain any variable interest entity after February 1, 2003. The Company evaluated the remaining provisions of Interpretation No. 46, and the adoption of these provisions did not have an impact on its consolidated financial statements.

Stock Related Compensation

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

The fair values for the Company’s options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended September 30, 2004, 2003 and 2002: a risk-free interest rate ranging from 2.22% to 4.61%; expected dividend yield of 0.14%; a volatility factor of the expected market price of the Company’s Common Stock ranging from 0.335 to 0.375 and a weighted average expected life of the options of 5 years. The weighted average fair value of options granted during the years ended September 30, 2004, 2003 and 2002 was $20.28, $20.36 and $25.96, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options and shares under the employee stock purchase plan are amortized to expense over their assumed vesting periods. Effective September 1, 2004, the Company vested all employee options then outstanding with an exercise price in excess of $54.10.

	Fiscal year ended September 30,
(in thousands, except per share data)	2004	2003	2002
Net income, as reported	$468,390	$441,229	$344,941
Add: Stock-related compensation expense included in reported net income, net of income taxes	633	642	1,455
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(87,092)	(19,600)	(12,280)

Pro forma net income	$381,931	$422,271	$334,116

Earnings per share:
Basic, as reported	$4.20	$4.03	$3.29

Basic, pro forma	$3.41	$3.86	$3.18

Diluted, as reported	$4.06	$3.89	$3.16

Diluted, pro forma	$3.32	$3.73	$3.06

The diluted earnings per share calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

Note 2. Acquisitions

In May 2004, the Company acquired Imedex, Inc. (“Imedex”), an accredited provider of continuing medical education for physicians, for approximately $16.6 million in cash. The acquisition of Imedex continued the Company’s efforts to add incremental services that support manufacturers and healthcare providers along the pharmaceutical supply channel. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identified intangible assets acquired by $12.5 million, which has been allocated to goodwill.

In February 2004, the Company acquired MedSelect, Inc. (“MedSelect”), a provider of automated medication and supply dispensing cabinets, for approximately $13.7 million in cash, including transaction costs. The acquisition of MedSelect enhances the Company’s ability to offer fully scalable and flexible technology solutions to its customers. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identified intangible assets acquired by $9.8 million, which has been allocated to goodwill.

In fiscal 2002, the Company acquired a 20% equity interest in International Physician Networks (“IPN”), a physician education and management consulting company, for $5 million in cash, which was subject to adjustment contingent on the entity achieving defined earnings targets in calendar 2002. In fiscal 2003, the Company satisfied the residual contingent obligation for the initial 20% equity interest and acquired an additional 40% equity interest for an aggregate $24.7 million in cash. In fiscal 2004, the Company paid $39.0 million for the remaining 40% equity interest. The results of operations of IPN, less minority interest, have been included in the Company’s consolidated financial statements of operations for the fiscal years ended September 30, 2004 and 2003.

In June 2003, the Company acquired Anderson Packaging Inc. (“Anderson”), a leading provider of physician and retail contracted packaging services to pharmaceutical manufacturers, to expand the Company’s packaging capabilities. The purchase price was approximately $100.1 million, which included the repayment of Anderson debt of $13.8 million and $0.8 million of transaction costs associated with the acquisition. The Company paid part of the purchase price by issuing 814,145 shares of its common stock, as set forth in the acquisition agreement, with an aggregate market value of $55.6 million, which was calculated based on the Company’s closing stock price on the transaction measurement date. The Company paid the remaining purchase price, which was approximately $44.5 million, in cash. In fiscal 2004, the Company paid a final post-closing working capital adjustment of $0.3 million.

In January 2003, the Company acquired US Bioservices Corporation (“US Bio”), a national pharmaceutical products and services provider focused on the management of high-cost complex therapies and reimbursement support, to expand the Company’s manufacturer service offerings within the specialty pharmaceutical business. The total base purchase price was $160.2 million, which included the repayment of US Bio debt of $14.8 million and $1.5 million of transaction costs associated with the acquisition. The Company paid part of the base purchase price by issuing 2,399,091 shares of its common stock, as set forth in the acquisition agreement, with an aggregate market value of $131.0 million, which was calculated based on an average of the Company’s closing stock price on the two days before and the two days after the transaction measurement date. The Company paid the remaining $29.2 million of the base purchase price in cash. In fiscal 2003, a contingent payment of $2.5 million was paid in cash by the Company. The Company has satisfied its obligations to make payments under the agreement to acquire US Bio.

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

The following table summarizes the allocation of the purchase price, including transaction costs, based on the fair values of the Imedex, MedSelect, IPN, Anderson, US Bio, and Bridge assets and liabilities at the effective dates of the respective acquisitions in (in thousands):

	Fiscal Year Ended September 30,
	2004	2003
Cash	$2,137	$6,770
Accounts receivable	4,890	60,508
Inventory	1,504	17,448
Property and equipment	671	23,592
Goodwill	56,825	172,856
Intangible assets	8,990	72,622
Deferred tax assets	—	17,670
Other assets	951	2,899
Current and other liabilities	(11,136)	(48,636)

Fair value of net assets acquired	$64,832	$325,729

Intangible assets of $81.6 million consist of $31.2 million of trade names, which have indefinite lives and are not subject to amortization, $32.1 million of customer relationships, which are being amortized over a weighted average life of 12 years, $11.2 million of non-compete agreements, which are being amortized over a weighted average life of 4 years, $4.8 million of software, which is being amortized over a weighted average life of 3 years, and $2.3 million of patents, which are being amortized over a seven-year life. Deferred tax assets principally relate to net operating losses and research and development costs incurred by Bridge prior to the acquisition.

All of the goodwill associated with the aforementioned acquisitions was assigned to the Pharmaceutical Distribution segment. The goodwill associated with the US Bio and Bridge acquisitions of $109.2 million will not be deductible for income tax purposes.

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

In June 2003, the Company amended the 2002 agreement under which it acquired AutoMed. Pursuant to the amendment, the former stockholders of AutoMed agreed to eliminate their right to receive up to $55 million in contingent payments based on AutoMed achieving defined earnings targets through the end of calendar 2004. In consideration thereof, the Company paid $9.8 million in July 2003 to the former stockholders of Automed under the amendment. This amount was recorded as additional purchase price and goodwill. The Company has satisfied its remaining obligations to make payments under the 2002 agreement to acquire AutoMed.

Had the aforementioned acquisitions been consummated at the beginning of the respective fiscal years, the Company’s consolidated total revenue, net income and diluted earnings per share for the fiscal years ended September 30, 2004, 2003 and 2002 would not have been materially different from the reported amounts.

Note 3. Income Taxes

The income tax provision is as follows (in thousands):

	Fiscal year ended September 30,
	2004	2003	2002
Current provision:
Federal	$218,800	$138,323	$150,487
State and local	24,299	19,418	30,766

	243,099	157,741	181,253

Deferred provision:
Federal	38,838	111,810	44,574
State and local	10,046	15,347	1,279

	48,884	127,157	45,853

Provision for income taxes	$291,983	$284,898	$227,106

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal year ended September 30,
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	3.2	3.2	3.6
Other	0.2	1.0	1.1

Effective income tax rate	38.4%	39.2%	39.7%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2004	2003
Inventory	$481,813	$461,989
Property and equipment	12,517	17,692
Goodwill	47,470	31,972
Other	6,708	23,029

Gross deferred tax liabilities	548,508	534,682

Net operating loss and tax credit carryforwards	(54,104)	(70,131)
Capital loss carryforwards	(1,723)	(7,258)
Allowance for doubtful accounts	(60,160)	(70,526)
Accrued expenses	(31,834)	(48,327)
Employee and retiree benefits	(28,339)	(26,228)
Other	(47,122)	(45,527)

Gross deferred tax assets	(223,282)	(267,997)
Valuation allowance for deferred tax assets	41,862	49,597

Deferred tax assets, after allowance	(181,420)	(218,400)

Net deferred tax liability	$367,088	$316,282

In fiscal 2004, 2003 and 2002, tax benefits of $4.0 million, $14.4 million and $43.5 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.

As of September 30, 2004, the Company had $41.6 million of potential tax benefits from federal net operating loss carryforwards expiring in 5 to 18 years, and $11.3 million of potential tax benefits from state operating loss carryforwards expiring in 1 to 20 years. As of September 30, 2004, the Company had $1.2 million of federal and state alternative minimum tax credit carryforwards, and $1.7 million of potential tax benefits from capital loss carryforwards expiring in 1 to 4 years.

In fiscal year 2004, the Company decreased the valuation allowance on deferred tax assets by $7.7 million primarily due to the expiration of capital loss carryforwards. In fiscal 2003, the Company increased the valuation allowance on deferred tax assets by $17.7 million due to the uncertainty of realizing several deferred tax assets acquired in connection with the US Bio and Bridge acquisitions. These increases were accounted for as components of the initial purchase price allocations in connection with the acquisitions. In total, $40.3 million of the remaining valuation allowance has been recorded as a component of goodwill. Under current accounting rules, any future reduction of this valuation allowance, due to the realization of the related deferred tax assets, will reduce goodwill.

Income tax payments, net of refunds, were $200.1 million, $118.4 million and $111.9 million in the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2004 and 2003 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2002	$1,936,203	$268,956	$2,205,159
Goodwill recognized in connection with the acquisition of Anderson, US Bio, Bridge and IPN	172,856	—	172,856
Goodwill recognized in connection with the acquisition of other businesses	12,698	—	12,698

Goodwill at September 30, 2003	2,121,757	268,956	2,390,713
Goodwill recognized in connection with the acquisition of Imedex, MedSelect, and IPN	56,410	—	56,410
Goodwill recognized in connection with the acquisition of other businesses	1,152	—	1,152

Goodwill at September 30, 2004	$2,179,319	$268,956	$2,448,275

Following is a summary of other intangible assets (in thousands):

	September 30, 2004			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Trade names	$257,652	$—	$257,652	$256,732	$—	$256,732
Amortized intangibles:
Customer lists and other	89,852	(26,701)	63,151	78,866	(15,038)	63,828

Total other intangible assets	$347,504	$(26,701)	$320,803	$335,598	$(15,038)	$320,560

Amortization expense for other intangible assets was $11.7 million, $8.0 million and $2.9 million in the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Amortization expense for other intangible assets is estimated to be $13.2 million in fiscal 2005, $12.5 million in fiscal 2006, $9.8 million in fiscal 2007, $5.6 million in fiscal 2008, $3.2 million in fiscal 2009, and $18.9 million thereafter.

Note 5. Debt

Debt consisted of the following:

	September 30,
Dollars in thousands	2004	2003
Term loan facility at 3.02% and 2.38%, respectively, due 2005 to 2006	$180,000	$240,000
Revolving credit facility, due 2006	—	—
Blanco revolving credit facility at 3.34% and 3.27%, respectively, due 2005	55,000	55,000
AmerisourceBergen securitization financing due 2006	—	—
Bergen 7 1/4% senior notes due 2005	99,939	99,849
8 1/8% senior notes due 2008	500,000	500,000
7 1/4% senior notes due 2012	300,000	300,000
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 6 7/8% exchangeable subordinated debentures due 2011	—	8,425
Bergen 7.80% subordinated deferrable interest notes due 2039	—	275,960
Other	3,532	4,920

Total debt	1,438,471	1,784,154
Less current portion	281,360	61,430

Total, net of current portion	$1,157,111	$1,722,724

Long-Term Debt

In August 2001, the Company entered into a senior secured credit agreement (the “Senior Credit Agreement”) with a syndicate of lenders. The Senior Credit Agreement refinanced the senior secured credit agreements of AmeriSource and Bergen existing at the merger date. The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both maturing in August 2006. The Term Facility has scheduled quarterly maturities, which began in December 2002, totaling $60 million in each of fiscal 2003 and 2004, $80 million in fiscal 2005 and $100 million in fiscal 2006. The Company paid the scheduled quarterly maturities of $60 million in fiscal 2004 and 2003. There were no borrowings outstanding under the Revolving Facility at September 30, 2004 and 2003. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company’s debt ratings; such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime (1.25% over LIBOR or 0.25% over prime at September 30, 2004). Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($63.4 million at September 30, 2004). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company’s debt ratings ranging from 0.25% to 0.50% of the unused availability (0.30% at September 30, 2004). The Company may choose to repay or reduce its commitments under the Senior Credit Agreement at any time. Substantially all of the Company’s assets, except for trade receivables, which are sold into the ABC securitization facility (described below), collateralize the Senior Credit Agreement.

In August 2004, the Senior Credit Agreement was amended to, among other things, increase the amount of common stock that the Company is permitted to repurchase by $500 million. Subsequently, in August 2004, the Company’s Board of Directors authorized the repurchase of common stock up to an aggregate amount of $500 million, subject to market conditions.

Subsequent to September 30, 2004, the Company entered into a new senior unsecured credit facility (see Note 16), which replaced the Senior Credit Agreement.

The Blanco revolving credit facility (“Blanco Facility”), held by the Company’s Puerto Rican subsidiary, is a $55 million bank revolving credit facility that expires in May 2005. The Blanco Facility is not classified in the current portion of long-term debt in the accompanying consolidated balance sheet at September 30, 2004 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, since borrowings under the Blanco Facility are secured by a standby letter of credit for which the Company incurs a fee of 1.625% under the Senior Credit Agreement, the Company is effectively financing this debt on a long-term basis through that arrangement. Borrowings under the facility, which were $55.0 million at September 30, 2004 and 2003, bear interest at 0.35% above LIBOR.

In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the “7 1/4% Notes”). The 7 1/4% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 7 1/4% Notes is payable on May 15 and November 15 of each year. The Company used the net proceeds of the 7 1/4% Notes to repay $15.0 million of the Term Facility in December 2002, to repay $150.0 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003 and redeem the PharMerica 8 3/8% senior subordinated notes due 2008 (the “8 3/8% Notes”) at a redemption price equal to 104.19% of the $123.5 million principal amount in April 2003. The cost of the redemption premium of $5.2 million, less $1.0 million representing the unamortized premium on the 8 3/8% Notes, was reflected in the Company’s consolidated statement of operations for the fiscal year ended September 30, 2003 as a loss on the early retirement of debt. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $5.7 million of costs which were deferred and are being amortized over the ten-year term of the notes.

In August 2001, the Company issued $500 million of 8 1/8% senior notes due September 1, 2008 (the “8 1/8% Notes”). The 8 1/8% Notes are redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. Interest on the 8 1/8% Notes is payable on March 1 and September 1 of each year.

In connection with issuing the 8 1/8% Notes and entering into the Senior Credit Agreement, the Company incurred approximately $24.0 million of costs, which were deferred and are being amortized over the term of the respective issues.

In December 2000, AmeriSource issued $300 million of 5% Convertible Subordinated Notes due December 1, 2007 (the “5% Notes”). The 5% Notes are convertible into common stock of the Company at $52.97 per share. The 5% Notes are convertible at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the 5% Notes that have not been previously converted. Subsequent to September 30, 2004, the Company announced it will redeem the 5% Notes (see Note 16). Interest on the 5% Notes is payable on June 1 and December 1 of each year. In connection with the issuance of the 5% Notes, the Company incurred approximately $9.4 million of costs, which were deferred and are being amortized over the term of the issue.

The indentures governing the 7 1/4% Notes, 8 1/8% Notes, the Senior Credit Agreement and the 5% Notes contain restrictions and covenants which include limitations on additional indebtedness; distributions and dividends to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; capital expenditures; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth.

In connection with the August 2001 merger with Bergen, the Company also assumed the following long-term debt:

•	7 3/8% senior notes due January 15, 2003 (the “Bergen 7 3/8% Notes”);

•	7 1/4% senior notes due June 1, 2005 (the “Bergen 7 1/4% Notes”);

•	8 3/8% Notes;

•	6 7/8% exchangeable subordinated debentures due July 15, 2011 (the “Bergen 6 7/8% Debentures”);

•	Bergen receivables securitization financing due 2005 (described under “Receivables Securitization Financing” below); and

•	Bergen 7.8% subordinated deferrable interest notes due 2039.

The Bergen 7 3/8% Notes and the Bergen 7 1/4% Notes are unsecured and carry aggregate principal amounts of $150 million and $100 million, respectively, and are not redeemable prior to maturity, and are not entitled to any sinking fund. Interest is payable on January 15 and July 15 of each year for the Bergen 7 3/8% Notes and on June 1 and December 1 of each year for the Bergen 7 1/4% Notes. As discussed above, the Bergen 7 3/8% Notes were repaid in January 2003 and the Bergen 7 1/4% Notes will be repaid at maturity in fiscal 2005.

In connection with the purchase price allocation, the carrying values of the Bergen 7 3/8% Notes, Bergen 7 1/4% Notes and 8 3/8% Notes were adjusted to fair values based on quoted market prices on the date of the merger with Bergen. The difference between the fair values and the face amounts of the Bergen 7 3/8% Notes and the 8 3/8% Notes were being amortized as a net reduction of interest expense over the remaining terms of the borrowings prior to the respective repayment and redemption thereof. The difference between the fair value and the face amount of the Bergen 7 1/4% Notes is being amortized as a net reduction of interest expense over the remaining term.

The Company redeemed the Bergen 7.8% Subordinated Deferrable Interest Notes due June 30, 2039 (“Subordinated Notes”) during the fiscal year ended September 30, 2004. The Subordinated Notes were redeemed at their face value of $300 million, which was greater than the $276.4 million book value immediately prior to the redemption. The book value of the Subordinated Notes was less then the $300 million face value because the book value was previously adjusted to fair market value at the time of the merger with Bergen. Therefore, the Company incurred a loss of $23.6 million in fiscal 2004 as a result of the redemption of the Subordinated Notes.

During the fiscal year ended September 30, 2004, the Company redeemed all of the outstanding Bergen 6 7/8% Debentures at their carrying value of $8.4 million.

Receivables Securitization Financing

In fiscal 2003, the Company entered into a new $1.05 billion receivables securitization facility (“Securitization Facility”) and terminated the AmeriSource and Bergen securitization facilities. In connection with the Securitization Facility, AmerisourceBergen Drug Corporation (“ABDC”) sells on a revolving basis certain accounts receivable to a wholly-owned special purpose entity (“ARFC”), which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. Under the terms of the Securitization Facility, a $550 million tranche has an expiration date of July 2006 (the three-year tranche) and a $500 million tranche expires in July 2005 (the 364-day tranche), which was renewed by the Company in July 2004. The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points for the three-year tranche and 45 basis points for the 364-day tranche. The Company pays a commitment fee of 30 basis points and 25 basis points on any unused credit with respect to the three-year tranche and the 364-day tranche, respectively. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the Securitization Facility are applied on a pro-rata basis to the $550 million and $500 million tranches. In connection with entering into the Securitization Facility, the Company incurred approximately $2.4 million of costs, which were deferred and are being amortized over the life of the Securitization Facility. Subsequent to September 30, 2004, the Company amended its Securitization Facility (see Note 16). This facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).

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

Other Information

Scheduled future principal payments of long-term debt are $236.4 million in fiscal 2005, $100.7 million in fiscal 2006, $0.7 million in fiscal 2007, $800.7 million in fiscal 2008, $0.0 million in fiscal 2009 and $300.0 million thereafter.

Interest paid on the above indebtedness during the fiscal years ended September 30, 2004, 2003 and 2002 was $111.0 million, $134.2 million and $137.9 million, respectively.

Total amortization of financing fees and expenses, as well as the premiums and discounts related to the adjustment of the carrying values of certain Bergen debt to fair value in connection with the merger, for the fiscal years ended September 30, 2004, 2003 and 2002 was $7.4 million, $7.4 million, and $5.4 million, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations.

Note 6. Stockholders’ Equity and Earnings per Share

The authorized capital stock of the Company consists of 300,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).

The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2004.

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

In August 2004, the Company’s board of directors authorized the repurchase of Common Stock up to an aggregate amount of $500 million, subject to market conditions. As of September 30, 2004, the Company had acquired 2,761,500 treasury shares for a total of $144.8 million. (See Note 16).

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

	Fiscal year ended September 30,
	2004	2003	2002
Net income	$468,390	$441,229	$344,941
Interest expense - convertible subordinated notes, net of income taxes	10,141	9,997	9,922

Income available to common stockholders	$478,531	$451,226	$354,863

Weighted average common shares outstanding - basic	111,617	109,513	104,935
Effect of dilutive securities:
Options to purchase Common Stock	498	777	1,629
Convertible subordinated notes	5,664	5,664	5,664

Weighted average common shares outstanding - diluted	117,779	115,954	112,228

Note 7. Pension and Other Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. The cost of these plans was $21.6 million in fiscal year 2004, $26.9 million in fiscal year 2003, and $22.3 million in fiscal year 2002. The Company uses a June 30 measurement date for its pension and other postretirement benefit plans.

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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal year ended September 30,
	2004	2003
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$99,011	$79,078
Service cost	3,834	4,169
Interest cost	5,866	5,644
Actuarial (gains) losses	(2,786)	14,356
Benefit payments	(6,939)	(4,236)

Benefit obligation at end of year	$98,986	$99,011

Change in Plan Assets:
Fair value of plan assets at beginning of year	$56,605	$51,584
Actual return on plan assets	6,115	2,855
Employer contributions	9,230	7,163
Expenses	(801)	(761)
Benefit payments	(6,939)	(4,236)

Fair value of plan assets at end of year	$64,210	$56,605

Funded Status and Amounts Recognized:
Funded status	$(34,776)	$(42,406)
Unrecognized net actuarial loss	25,562	30,977
Unrecognized prior service cost	199	542

Net amount recognized	$(9,015)	$(10,887)

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$(31,322)	$(34,805)
Intangible asset	199	542
Accumulated other comprehensive loss	22,108	23,376

Net amount recognized	$(9,015)	$(10,887)

Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2004	2003	2002
Discount rate	6.25%	6.00%	7.00%
Rate of increase in compensation levels	4.00%	4.00%	5.50%
Expected long-term rate of return on assets	8.00%	8.00%	8.75%

The expected rate of return for the plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal year ended September 30,
	2004	2003	2002
Components of Net Periodic Benefit Cost:
Service cost	$4,029	$4,735	$5,731
Interest cost on projected benefit obligation	5,866	5,644	6,038
Expected return on plan assets	(5,102)	(5,082)	(5,390)
Amortization of prior service cost	132	150	361
Recognized net actuarial loss	1,738	722	755
Loss due to curtailments and settlements	696	—	—
Loss due to amendments of plans	—	—	864

Net periodic pension cost of defined benefit pension plans	7,359	6,169	8,359
Net pension cost of multi-employer plans	1,824	1,673	1,141

Total pension expense	$9,183	$7,842	$9,500

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2004	2003	2002
Discount rate	6.00%	7.00%	7.50%
Rate of increase in compensation levels	4.00%	5.50%	5.75%
Expected long-term rate of return on assets	8.00%	8.75%	10.00%

To determine the expected long-term rate of return on assets, the Company considered the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

The Company has a Compensation and Succession Planning Committee (the “Committee”). The Committee is responsible for establishing the investment policy of any retirement plan, including the selection of acceptable asset classes, allowable ranges of holdings, the definition of acceptable securities within each class, and investment performance expectations. Additionally, the Committee has established rules for the rebalancing of assets between asset classes and among individual investment managers.

The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans’ assets at the measurement date are as follows:

	Pension Benefits Allocation		Target Allocation
	2004	2003	2004	2003
Asset Category:
Equity securities	51%	51%	50%	50%
Debt securities	49	49	50	50

Total	100%	100%	100%	100%

The investment goals are to achieve the optimal return possible within the specific risk parameters and, at a minimum, produce results which achieve the plans’ assumed interest rate for funding the plans over a full market cycle. High levels of risk and volatility are avoided by maintaining diversified portfolios. Allowable investments include government-backed fixed income securities, equity, and cash equivalents. Prohibited investments include unregistered or restricted stock, commodities, margin trading, options and futures, short-selling, venture capital, private placements, real estate and other high risk investments.

As of September 30, 2004 and 2003, all of the Company-sponsored defined benefit pension plans had projected and accumulated benefit obligations in excess of plan assets that consist of the following (in thousands):

	2004	2003
Accumulated benefit obligation	$95,624	$90,062
Projected benefit obligation	98,986	99,011
Plan assets at fair value	64,210	56,605

Contributions to the pension plans during fiscal 2005 are expected to be the minimum required of $5.1 million. Expected benefit payments over the next ten years, which reflect expected future service, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2005	$6,250
2006	3,694
2007	4,308
2008	4,646
2009	4,647
2010-2014	27,857

Total	$51,402

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

The Company owns life insurance covering substantially all of the participants in the Bergen supplemental retirement plans. At September 30, 2004, the policies have an aggregate cash surrender value of approximately $35.6 million (which is included in other assets in the accompanying consolidated balance sheet) and an aggregate death benefit of approximately $56.3 million.

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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal year ended September 30,
	2004	2003
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$20,561	$16,891
Interest cost	1,213	1,374
Actuarial (gains) losses	(4,194)	4,127
Benefit payments	(1,525)	(1,831)

Benefit obligation at end of year	$16,055	$20,561

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,525	1,831
Benefit payments	(1,525)	(1,831)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(16,055)	$(20,561)
Unrecognized net actuarial (gain) loss	(479)	3,853

Net amount recognized	$(16,534)	$(16,708)

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$(16,534)	$(16,708)

Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2004	2003
Discount rate	6.25%	6%
Health care trend rate assumed for next year	11.5%	13%
Rate to which the cost trend rate is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2014	2014

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$75	$(64)
Effect on benefit obligation	1,211	(1,039)

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal year ended September 30,
	2004	2003	2002
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$1,213	$1,374	$1,306
Amortization of prior service cost	—	133	—
Recognized net actuarial loss	139	(28)	(17)

Total postretirement benefit expense	$1,352	$1,479	$1,289

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2004	2003	2002
Discount rate	6%	7%	7.25%
Health care trend rate assumed for next year	13%	11%	11%
Rate to which the cost trend rate is assumed to decline	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2014	2015	2014

Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement Benefits
Fiscal Year:
2005	$1,657
2006	1,915
2007	2,275
2008	2,079
2009	1,858
2010-2014	6,792

Total	$16,576

Defined Contribution Plans

The Company sponsors the AmerisourceBergen Employee Investment Plan, as amended and restated July 1, 2002, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 2% to 18% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the participant’s investment of 3% of salary, and $0.50 for each additional $1.00 invested by the participant up to the participant’s investment of an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code, may also be made depending upon the Company’s performance. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company that vest in full after five years of credited service.

PharMerica sponsors the PharMerica, Inc. 401(k) Profit Sharing Plan, which is a defined contribution 401(k) plan, that is generally available to its employees with 90 days of service and excludes those employees covered under a collective bargaining agreement. Eligible participants may contribute 1% to 50% of their pretax compensation (1% to 15% prior to January 1, 2004). PharMerica contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant’s contribution and $0.50 for each additional $1.00 invested by the participant of an additional 2% of salary. The employee and employer contributions, collectively, may not exceed limits established by the Internal Revenue Code. All contributions are invested at the direction of the employee in one or more investment funds. All contributions vest immediately.

Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2004, 2003 and 2002 amounted to $10.3 million, $15.9 million and $10.9 million, respectively.

Deferred Compensation Plan

The Company also sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated November 1, 2002. This unfunded plan, under which 740,000 shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan at September 30, 2004.

Note 8. Stock Compensation Plans

Stock Option Plans

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to account for stock-based compensation under APB No. 25 and its related interpretations. Under APB 25, generally, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company currently has seven employee stock option plans that provide for the granting of incentive and nonqualified stock options to acquire shares of Common Stock to employees at a price not less than the fair market value of the Common Stock on the date the option is granted. Option terms and vesting periods are determined at the date of grant by a committee of the board of directors. Options generally vest over four years and expire in ten years. The Company also has six non-employee director stock option plans that provide for the granting of nonqualified stock options to acquire shares of Common Stock to non-employee directors at the fair market value of the Common Stock on the date of the grant. Vesting periods for the non-employee director plans range from immediate vesting to three years and options expire in ten years.

At September 30, 2004, there were outstanding options to purchase 9.4 million shares of Common Stock under the aforementioned plans. Options for an additional 2.8 million shares may be granted under one of the employee stock option plans and options for an additional 0.2 million shares may be granted under one of the non-employee director stock option plans.

All outstanding stock options granted prior to February 15, 2001 under the above plans became fully vested in August 2001, and generally became exercisable in August 2002. As a result of the accelerated vesting of stock options, the Company recorded a charge of $1.0 million, $1.1 million and $2.1 million in fiscal 2004, 2003, and 2002, respectively. The fiscal 2004 and 2003 charges were classified as distribution, selling and administrative in the accompanying consolidated statements of operations and the fiscal 2002 charge was classified as merger costs (see Note 10) in the accompanying consolidated statements of operations.

Effective September 1, 2004, the Company vested all employee options then outstanding with an exercise price in excess of $54.10. In connection with APB No. 25, the Company did not incur a charge related to this accelerated vesting because the exercise price of all the accelerated options was greater than the market price of the underlying Common Stock of $54.10.

A summary of the Company’s stock option activity and related information for its option plans for the fiscal years ended September 30 follows:

	2004		2003		2002
	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	8,255	$56	7,801	$53	8,756	$42
Acquired in merger	—	—	—	—	240	47
Granted	2,405	58	2,430	56	2,173	70
Exercised	(433)	35	(1,385)	33	(3,046)	33
Forfeited	(825)	62	(591)	67	(322)	63

Outstanding at end of year	9,402	$57	8,255	$56	7,801	$53

Exercisable at end of year	9,249	$57	3,616	$49	4,002	$40

A summary of the status of options outstanding at September 30, 2004 follows:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number (000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000’s)	Weighted Average Exercise Price
$12 - $ 30	634	4 years	$22	634	$22
$31 - $ 50	851	6 years	41	849	41
$51 - $ 60	4,671	9 years	56	4,532	56
$61 - $ 70	1,489	7 years	65	1,477	65
$71 - $ 103	1,757	7 years	71	1,757	71

Total	9,402	8 years	$57	9,249	$57

Employee Stock Purchase Plan

In February 2002, the stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan, under which up to an aggregate of 4,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under this plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 85% of the fair market value of the stock on the first or last business day of each six-month purchase period, whichever is lower. Each participant is limited to $25,000 of purchases during each calendar year. The initial purchase period began on July 1, 2002. During the fiscal years ended September 30, 2004 and 2003, the Company acquired 115,281 shares and 104,365 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2004, the Company has withheld $1.7 million from eligible employees for the purchase of additional shares of Common Stock.

Note 9. Leases and Other Commitments

At September 30, 2004, future minimum payments totaling $197.2 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2005 - $58.2 million; 2006 - $46.8 million; 2007 - $32.3 million; 2008 - $23.0 million; 2009 - $15.1 million; and thereafter - $21.8 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $64.2 million in fiscal 2004, $61.7 million in fiscal 2003 and $59.7 million in fiscal 2002.

In September 2004, the Company entered into a sale-leaseback agreement with a financial institution relating to certain equipment located at one of the Company’s new distribution facilities. The net book value of the equipment, totaling $15.1 million was sold for $15.6 million. The Company deferred the $0.5 million gain, which will be amortized as a reduction of lease expense over the seven-year operating lease term.

The Company has an agreement with a supplier 2007. The agreement includes a commitment to purchase 9.2 million doses, 10.2 million doses, and 11.2 million doses of an influenza vaccine in calendar years 2005, 2006, and 2007, respectively, provided the vaccine is approved and available for distribution. The Company estimates its total purchase commitment as of September 30, 2004 is approximately $225 million.

Note 10. Facility Consolidations and Employee Severance and Merger Costs

Facility Consolidations and Employee Severance

In 2001, the Company developed integration plans to consolidate its distribution network and eliminate duplicative administrative functions. The Company’s plan, as revised, is to have a distribution facility network consisting of less than 30 facilities in the next two to three years. The plan includes building six new facilities (two of which are operational as of September 30, 2004) and closing facilities (seventeen of which have been closed). Construction activities on the remaining four new facilities are ongoing (two of which will be operational by the end of fiscal 2005). During fiscal 2004 and 2003, the Company closed four and six distribution facilities, respectively. The Company anticipates closing six additional facilities in fiscal 2005.

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

During the fiscal year ended September 30, 2002, the Company announced further integration initiatives relating to the closure of Bergen’s repackaging facility and the elimination of certain Bergen administrative functions, including the closure of a related office facility. The cost of these initiatives of approximately $19.2 million, which included $15.8 million of severance for approximately 310 employees to be terminated, $1.6 million for lease cancellation costs, and $1.8 million for the write-down of assets related to the facilities to be closed, resulted in additional goodwill being recorded during fiscal 2002. At September 30, 2003, all of the employees had been terminated.

During the fiscal year ended September 30, 2003, the Company closed six distribution facilities and eliminated certain administrative and operational functions (“the fiscal 2003 initiatives”). During the fiscal years ended September 30, 2004 and 2003, the Company recorded $0.9 million and $10.3 million, respectively, of employee severance costs relating to the fiscal 2003 initiatives. Through September 30, 2004, approximately 780 employees received termination notices as a result of the fiscal 2003 initiatives, of which substantially all have been terminated.

During the fiscal year ended September 30, 2004, the Company closed four distribution facilities and eliminated duplicative administrative functions (“the fiscal 2004 initiatives”). During the fiscal year ended September 30, 2004, the Company recorded $5.4 million of employee severance costs in connection with the termination of 230 employees relating to the fiscal 2004 initiatives. As of September 30, 2004, approximately 190 employees had been terminated as a result of the fiscal 2004 initiatives. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2002 to September 30, 2004 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2002	$8,156	$955	$9,111
Expense recorded	10,318	1,112	11,430
Payments made	(11,785)	(1,986)	(13,771)
Employee severance reduction	(1,754)	—	(1,754)

Balance as of September 30, 2003	4,935	81	5,016
Expense recorded	6,324	1,193	7,517
Payments made	(8,275)	(1,206)	(9,481)

Balance as of September 30, 2004	$2,984	$68	$3,052

Merger Costs

In connection with its acquisition of Bergen, the Company expensed merger-related costs of $24.2 million in fiscal 2002. The following table summarizes the major components of the merger-related costs included in the accompanying consolidated statements of operations for the fiscal year ended September 30, 2002 (in thousands):

Consulting fees	$16,551
Accelerated stock option vesting	2,149
Employee compensation and travel	3,675
Other	1,869

$24,244

Effective October 1, 2002, the Company converted its merger integration office to an operations management office. Accordingly, the costs of the operations management office are included within distribution, selling and administrative expenses in the Company’s consolidated statements of operations.

Note 11. Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves from time to time based on its periodic assessment of the potential outcomes of pending matters. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of September 30, 2004, the Company has an accrued liability of $0.9 million that represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

Stockholder Derivative Lawsuit

The Company has been named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed in March 2004 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action are all of the individuals who where serving as directors of the Company prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleges, among other things, breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleges, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against various individual defendants. The derivative action seeks compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. The defendants believe that this derivative action is wholly without merit and they intend to defend themselves against the claims raised in this action. In May 2004, the defendants filed a motion to dismiss the action on both procedural and substantive grounds.

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

Pharmaceutical Distribution Matters

In January 2002, Bergen Brunswig Drug Company (a predecessor of AmerisourceBergen Drug Corporation) was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. The complaint, which included claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Court granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. The Company has answered the remaining counts of the complaint. Discovery in this case has been completed and the Company has filed a partial motion for summary judgment.

In April 2003, Petters Company, Inc. (“Petters”) commenced an action against the Company (and certain subsidiaries of the Company, including ABDC), and another company, Stayhealthy, Inc. (“Stayhealthy”), that is now pending in the United States District Court for the District of Minnesota (the “District Court”). Petters claimed that the Company’s refusal to accept and pay for body fat monitors that the Company allegedly was obligated to purchase from Stayhealthy caused Stayhealthy to default on the repayment of loans made by Petters to finance Stayhealthy’s business. In January 2004, Petters was granted leave to file an amended complaint, which includes claims for breach of contract, fraud, federal racketeering, conspiracy and punitive damages. In March 2004, Stayhealthy filed a crossclaim against the Company asserting claims for breach of contract, fraud, promissory estoppel, unjust enrichment, defamation, conversion, interference with economic advantage and federal trade libel. The crossclaim also named as defendants two former employees of the Company, as well as numerous pharmacies that are customers of the Company. In June 2004, the District Court denied the Company’s appeal of the decision allowing Petters to assert federal racketeering claims. In July 2004, the District Court denied the Company’s motion to transfer the case to the United States District Court for the Central District of California. The Company has answered the amended complaint and the crossclaim. Stayhealthy has dismissed its claims against the former employees and the pharmacies. Discovery in the case has been completed. In November 2004, the Company filed a motion for partial summary judgment on Petters’ claims and a motion for summary judgment on Stayhealthy’s crossclaims. Oral argument of the motions is scheduled for the first calendar quarter of 2005.

PharMerica Matters

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received recycled medications from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs allege that it was a deceptive trade practice under Hawaii law to sell recycled medications (i.e., medications that had previously been dispensed and then returned to the pharmacy) without disclosing that the medications were recycled. In September 2003, the Hawaii Circuit Court heard and granted the plaintiffs’ motion to certify the case as a class action. The class consists of consumers who purchased drugs in product lines in which recycling occurred, but those product lines have not yet been identified. PharMerica intends to defend itself against the claims raised in this class action. It is PharMerica’s position that the class members suffered no harm and are not entitled to recover any damages. PharMerica is not aware of any evidence, or any specific claim, that any particular class member received medications that were ineffective because they had been recycled. Discovery in this case is ongoing, as are efforts to identify the members of the class.

In June 2004, the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) issued a Notice of Action against PharMerica Drug Systems, Inc. (“PDSI”), a subsidiary of PharMerica, Inc. (“PharMerica”), alleging that PDSI’s December 1997 acquisition of Hollins Manor I, LLC (“HMI”) from HCMF Corporation (“HCMF”) for a purchase price of $7,200,000 violated the anti-kickback provisions of the Social Security Act, 42 U.S.C. §1320a-7(a)(7). PDSI’s acquisition of HMI in 1997 predated both Bergen Brunswig Corporation’s acquisition of PharMerica in 1999 and the subsequent merger of AmeriSource Health Corporation and Bergen Brunswig Corporation to form the Company in August 2001. HMI was an institutional pharmacy that had been established to serve the nursing homes then operated by HCMF. OIG alleges that the purchase price paid by PDSI to HCMF should be regarded as an unlawful payment by PDSI to HCMF to obtain referrals of future pharmacy business eligible for Medicaid reimbursement. According to OIG, HMI’s value lay primarily in the potential future stream of Medicaid business that would be obtained from the nursing homes owned by HCMF under a long-term pharmacy service agreement between HMI and HCMF that OIG alleges PDSI improperly helped put in place prior to the acquisition. OIG is seeking civil monetary penalties of $200,000, statutory damages of $21,600,000 (representing treble the purchase price that PDSI paid for HMI) and PDSI’s exclusion from Medicare, Medicaid and all federal healthcare programs for a period of 10 years. In June 2004, the OIG amended its Notice of Action against PDSI to include PharMerica as well. In late November 2004, OIG submitted a further amendment of the Notice of Action attempting to clarify its alleged basis for including PharMerica and attempting to substitute “Federal health programs” for “Medicaid” wherever the original Notice of Action and the first amendment referred to just “Medicaid.” The Company believes that the OIG allegations are without merit as against either PDSI or PharMerica and intends to contest the allegations in their entirety. Moreover, the Company believes that PharMerica is an inappropriate party to the action and intends to contest the inclusion of PharMerica as a party to the action. The Company has been granted a hearing in June 2005 order to contest the OIG claims before an HHS administrative law judge.

Note 12. Antitrust Litigation Settlement

In April 2004, the Company received a cash settlement from a supplier relating to an antitrust litigation matter and recognized a gain of $38.0 million, net of attorney fees and payments due to other parties. This gain was recorded as a reduction of cost of goods sold in the Company’s consolidated statement of operations for the fiscal year ended September 30, 2004.

Note 13. Business Segment Information

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty, Packaging and Technology Groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and AmerisourceBergen Specialty Group comprised over 90% of the segment’s operating revenue and operating income in fiscal 2004.

ABDC’s wholesale drug distribution business is currently organized into five regions across the United States. Unlike its more centralized competitors, ABDC is structured as an organization of locally managed profit centers. ABDC’s facilities utilize the Company’s corporate staff for national and regional account management, marketing, data processing, finance, procurement, human resources, legal, executive management resources, and corporate coordination of asset and working capital management.

The AmerisourceBergen Specialty Group (“ABSG”), through a number of individual operating businesses, provides distribution and other services, including group purchasing services, to physicians and alternate care providers who specialize in a variety of disease states, including oncology, nephrology, and rheumatology. ABSG also distributes vaccines, other injectables and plasma. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization and other services for biotech and other pharmaceutical manufacturers, third party logistics, reimbursement consulting, practice management, and physician education.

The AmerisourceBergen Packaging Group consists of American Health Packaging and Anderson Packaging (“Anderson”). American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers.

The AmerisourceBergen Technology Group (“ABTG”) provides scalable automated pharmacy dispensing equipment and medication and supply dispensing cabinets to a variety of retail and institutional healthcare providers. ABTG also provides barcode-enabled point-of-care software designed to reduce medication errors and supply management software for institutional and retail healthcare providers designed to improve efficiency.

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”).

PharMerica’s Long-Term Care business is a leading national provider of pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. PharMerica’s Long-Term Care institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the distribution of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as PharMerica Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. PharMerica’s Long-Term Care pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, PharMerica’s Long Term Care business provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services.

PharMerica’s Workers’ Compensation business provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. Workers’ Compensation services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor’s administrative costs.

The following tables present segment information for the periods indicated (dollars in thousands):

	Revenue
Fiscal year ended September 30,	2004	2003	2002
Pharmaceutical Distribution	$48,171,178	$44,731,200	$39,539,858
PharMerica	1,575,255	1,608,203	1,475,028
Intersegment eliminations	(875,818)	(802,714)	(774,172)

Operating revenue	48,870,615	45,536,689	40,240,714
Bulk deliveries to customer warehouses	4,308,339	4,120,639	4,994,080

Total revenue	$53,178,954	$49,657,328	$45,234,794

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

	Operating Income
Fiscal year ended September 30,	2004	2003	2002
Pharmaceutical Distribution	$738,100	$788,193	$659,208
PharMerica	121,846	103,843	83,464
Facility consolidations and employee severance and merger costs	(7,517)	(8,930)	(24,244)
Gain on litigation settlement	38,005	—	—

Total operating income	890,434	883,106	718,428
Other income (loss)	6,236	(8,015)	(5,647)
Interest expense	(112,705)	(144,744)	(140,734)
Loss on early retirement of debt	(23,592)	(4,220)	—

Income before taxes	$760,373	$726,127	$572,047

Segment operating income is evaluated before other income (loss), interest expense, loss on early retirement of debt, facility consolidations and employee severance, merger costs and gain on litigation settlement. All corporate office expenses are allocated to the two reportable segments.

	Identifiable Assets
At September 30,	2004	2003
Pharmaceutical Distribution	$11,093,798	$11,464,459
PharMerica	560,205	575,666

Total assets	$11,654,003	$12,040,125

	Depreciation & Amortization
Fiscal year ended September 30,	2004	2003	2002
Pharmaceutical Distribution	$60,699	$53,398	$44,321
PharMerica	15,067	17,593	16,830

Total depreciation and amortization	$75,766	$70,991	$61,151

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which is included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2004	2003	2002
Pharmaceutical Distribution	$174,004	$70,207	$44,071
PharMerica	15,274	20,347	20,088

Total capital expenditures	$189,278	$90,554	$64,159

Note 14. Disclosure About Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at September 30, 2004 and 2003 approximate fair value. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 5) and the corresponding fair value as of September 30, 2004 were $1,438,471 and $1,539,846 respectively. The recorded amount of debt (see Note 5) and the corresponding fair value as of September 30, 2003 were $1,784,154 and $1,904,385, respectively.

Note 15. Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)
	Fiscal year ended September 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Operating revenue (a)	$12,265,679	$12,344,654	$12,114,996	$12,145,286	$48,870,615
Bulk deliveries to customer warehouses	1,089,434	1,018,919	956,598	1,243,388	4,308,339

Total revenue	13,355,113	13,363,573	13,071,594	13,388,674	53,178,954
Gross profit (b)	527,174	582,448	575,729	493,831	2,179,182
Distribution, selling and administrative expenses, depreciation and amortization	315,145	321,884	324,139	320,063	1,281,231
Facility consolidations and employee severance (see Note 10)	1,553	2,216	1,550	2,198	7,517

Operating income	210,476	258,348	250,040	171,570	890,434
Loss on early retirement of debt	—	—	23,592	—	23,592
Net income	108,474	142,152	125,775	91,989	468,390
Earnings per share - basic	.97	1.27	1.12	.83	4.20
Earnings per share - diluted	.94	1.23	1.09	.81	4.06

(a)	During the third quarter of fiscal 2004, the Company changed its accounting policy for customer sales returns, and, as a result, operating revenue and cost of goods sold were reduced by $320.4 million.

(b)	The third quarter of fiscal 2004 includes a $38.0 million gain from an antitrust litigation settlement.

(in thousands, except per share amounts)
	Fiscal year ended September 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Operating revenue	$11,106,905	$11,213,959	$11,482,571	$11,733,254	$45,536,689
Bulk deliveries to customer warehouses	1,327,628	948,582	938,100	906,329	4,120,639

Total revenue	12,434,533	12,162,541	12,420,671	12,639,583	49,657,328
Gross profit	521,425	581,189	560,379	584,166	2,247,159
Distribution, selling and administrative expenses, depreciation and amortization	334,951	340,632	328,293	351,247	1,355,123
Facility consolidations and employee severance (see Note 10)	(1,381)	4,005	3,880	2,426	8,930

Operating income	187,855	236,552	228,206	230,493	883,106
Loss on early retirement of debt	—	—	4,220	—	4,220
Net income	92,739	116,414	112,546	119,530	441,229
Earnings per share - basic	.87	1.06	1.02	1.07	4.03
Earnings per share - diluted	.84	1.03	.99	1.04	3.89

Note 16. Subsequent Events

On December 2, 2004, the Company entered into a new $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior Credit Agreement (see Note 5). Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating (1.0% over LIBOR or the prime rate at December 2, 2004). The Company will pay quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating (0.25% at December 2, 2004). The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time.

On December 2, 2004, the Company amended its Receivables Securitization Facility (see Note 5). Under the terms of the amendment, the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million (three-year tranche) and expires in December 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million (364-day tranche) and expires in December 2005. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The program fee is 75 basis points for the three-year tranche and has been reduced from 45 basis points to 35 basis points for the 364-day tranche at December 2, 2004. Additionally, the commitment fee on any unused credit has been reduced from 30 basis points to 25 basis points for the three-year tranche and from 25 basis points to 17.5 basis points for the 364-day tranche at December 2, 2004. The program and commitment fee rates will vary based on the Company’s debt ratings.

On December 2, 2004, the Company announced that it will redeem its 5% Convertible Subordinated Notes (see Note 5) at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The note holders have the option to accept cash or convert the notes to Common Stock of the Company. The notes are convertible into 5,663,730 shares of Common Stock, which translates to a conversion ratio of 18.8791 shares of Common Stock for each $1,000 principal amount of notes.

On December 3, 2004, the Company entered into a distribution agreement with a Canadian influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. The Canadian manufacturer expects to receive FDA approval by the year 2007/2008 influenza season; however, FDA approval may be received earlier. If the initial year of the purchase commitment begins in fiscal 2008, then the Company anticipates its purchase commitment for that year will approximate $104 million. Based on an assumed 5% annual increase in the cost of purchasing the influenza vaccine from the current estimated market price of $7.50, the Company anticipates its total purchase commitment (assuming the commitment commences in fiscal 2008) will be approximately $1.0 billion.

Subsequent to September 30, 2004, the Company purchased an additional 4.8 million treasury shares under its existing $500 million authorization, as discussed in Note 6, for a total cost of $253.2 million.

Note 17. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% Notes, 7 ¼% Notes and 5% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of either the 8 1/8% Notes, 7 ¼% Notes and/or the 5% Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries of the 8 1/8% Notes, 7 ¼% Notes and 5% Notes, respectively, each exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of either the 8 1/8% Notes, the 7 ¼% Notes and/or the 5% Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 5 and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2004 and 2003 and the related statements of operations and cash flows for each of the three years in the period ended September 30, 2004.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$754,745	$82,174	$34,424	$—	$871,343
Accounts receivable, net	672	347,159	1,913,142	—	2,260,973
Merchandise inventories	—	5,095,322	40,508	—	5,135,830
Prepaid expenses and other	223	26,177	843	—	27,243

Total current assets	755,640	5,550,832	1,988,917	—	8,295,389
Property and equipment, net	—	464,608	656	—	465,264
Goodwill	—	2,445,138	3,137	—	2,448,275
Intangibles, deferred charges and other	19,334	422,933	2,808	—	445,075
Intercompany investments and advance	4,327,150	1,443,187	(1,742,577)	(4,027,760)	—

Total assets	$5,102,124	$10,326,698	$252,941	$(4,027,760)	$11,654,003

Current liabilities:
Accounts payable	$—	$4,922,021	$25,016	$—	$4,947,037
Accrued expenses and other	(168,609)	677,066	5,273	—	513,730
Current portion of long-term debt	279,939	1,421	—	—	281,360
Deferred income taxes	—	363,057	(1,276)	—	361,781

Total current liabilities	111,330	5,963,565	29,013	—	6,103,908
Long-term debt, net of current portion	1,000,061	102,050	55,000	—	1,157,111
Other liabilities	—	53,939	—	—	53,939
Stockholders’ equity	3,990,733	4,207,144	168,928	(4,027,760)	4,339,045

Total liabilities and stockholders’ equity	$5,102,124	$10,326,698	$252,941	$(4,027,760)	$11,654,003

	September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash and cash equivalents	$572,908	$169,323	$57,805	$—	$800,036
Accounts receivable, net	—	220,649	2,074,788	—	2,295,437
Merchandise inventories	—	5,685,521	48,316	—	5,733,837
Prepaid expenses and other	200	27,850	1,158	—	29,208

Total current assets	573,108	6,103,343	2,182,067	—	8,858,518

Property and equipment, net	—	352,322	848	—	353,170
Goodwill	—	2,372,060	18,653	—	2,390,713
Intangibles, deferred charges and other	25,247	396,497	15,980		437,724
Intercompany investments and advances	4,286,127	1,700,034	(1,986,534)	(3,999,627)	—

Total assets	$4,884,482	$10,924,256	$231,014	$(3,999,627)	$12,040,125

Current liabilities:
Accounts payable	$—	$5,388,587	$5,182	$—	$5,393,769
Accrued expenses and other	(116,653)	594,424	6,114	—	483,885
Current portion of long-term debt	60,000	1,430	—	—	61,430
Deferred income taxes	—	318,294	(1,276)	—	317,018

Total current liabilities	(56,653)	6,302,735	10,020	—	6,256,102

Long-term debt, net of current portion	1,280,000	387,724	55,000		1,722,724
Other liabilities	—	52,861	3,121	—	55,982

Stockholders’ equity	3,661,135	4,180,936	162,873	(3,999,627)	4,005,317

Total liabilities and stockholders’ equity	$4,884,482	$10,924,256	$231,014	$(3,999,627)	$12,040,125

SUMMARY CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating revenue	$—	$48,523,078	$347,537	$—	$48,870,615
Bulk deliveries to customer warehouses	—	4,308,305	34	—	4,308,339

Total revenue	—	52,831,383	347,571	—	53,178,954
Cost of goods sold	—	50,682,939	316,833	—	50,999,772

Gross profit	—	2,148,444	30,738	—	2,179,182
Operating expenses:
Distribution, selling and administrative	—	1,299,491	(94,026)	—	1,205,465
Depreciation	—	63,734	369	—	64,103
Amortization	—	11,127	536	—	11,663
Facility consolidations and employee severance costs	—	7,517	—	—	7,517

Operating income	—	766,575	123,859	—	890,434
Other income	—	(6,236)	—	—	(6,236)
Interest (income) expense	(39,560)	119,174	33,091	—	112,705
Loss on early retirement of debt	—	23,592	—	—	23,592

Income before taxes and equity in earnings of subsidiaries	39,560	630,045	90,768	—	760,373
Income taxes	15,190	241,938	34,855	—	291,983
Equity in earnings of subsidiaries	444,020	—	—	(444,020)	—

Net income	$468,390	$388,107	$55,913	$(444,020)	$468,390

	Fiscal year ended September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating revenue	$—	$45,268,417	$268,272	$—	$45,536,689
Bulk deliveries to customer warehouses	—	4,120,605	34	—	4,120,639

Total revenue	—	49,389,022	268,306	—	49,657,328
Cost of goods sold	—	47,168,325	241,844	—	47,410,169

Gross profit	—	2,220,697	26,462	—	2,247,159
Operating expenses:
Distribution, selling and administrative	—	1,340,599	(56,467)	—	1,284,132
Depreciation	—	62,591	358	—	62,949
Amortization	—	7,195	847	—	8,042
Facility consolidations and employee severance costs	—	8,930	—	—	8,930

Operating income	—	801,382	81,724	—	883,106
Other loss	—	6,542	1,473	—	8,015
Interest (income) expense	(125,772)	239,382	31,134	—	144,744
Loss on early retirement of debt	—	4,220	—	—	4,220

Income before taxes and equity in earnings of subsidiaries	125,772	551,238	49,117	—	726,127
Income taxes	49,342	216,380	19,176	—	284,898
Equity in earnings of subsidiaries	364,799	—	—	(364,799)	—

Net income	$441,229	$334,858	$29,941	$(364,799)	$441,229

	Fiscal year ended September 30, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating revenue	$—	$39,996,479	$244,235	$—	$40,240,714
Bulk deliveries to customer warehouses	—	4,994,051	29	—	4,994,080

Total revenue	—	44,990,530	244,264	—	45,234,794
Cost of goods sold	—	42,988,377	221,943	—	43,210,320

Gross profit	—	2,002,153	22,321	—	2,024,474
Operating expenses:
Distribution, selling and administrative	—	1,272,121	(51,470)	—	1,220,651
Depreciation	—	57,896	354	—	58,250
Amortization	—	2,848	53	—	2,901
Merger costs	—	24,244	—	—	24,244

Operating income	—	645,044	73,384	—	718,428
Other loss	—	5,647	—	—	5,647
Interest expense	—	98,208	42,526	—	140,734

Income before taxes and equity in earnings of subsidiaries	—	541,189	30,858	—	572,047
Income taxes	—	215,789	11,317	—	227,106
Equity in earnings of subsidiaries	344,941	—	—	(344,941)	—

Net income	$344,941	$325,400	$19,541	$(344,941)	$344,941

SUMMARY CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net income	$468,390	$388,107	$55,913	$(444,020)	$468,390
Adjustments to reconcile net income to net cash provided by operating activities	(438,948)	164,257	187,362	444,020	356,691

Net cash provided by operating activities	29,442	552,364	243,275	—	825,081

Capital expenditures	—	(189,278)	—	—	(189,278)
Cost of acquired companies, net of cash acquired	—	(68,882)	—	—	(68,882)
Other	—	15,938	—	—	15,938

Net cash used in investing activities	—	(242,222)	—	—	(242,222)

Long-term debt repayments	(60,000)	(308,425)	—	—	(368,425)
Purchase of treasury stock	(144,756)		—	—	(144,756)
Deferred financing costs and other	—	(1,376)	(14)	—	(1,390)
Exercise of stock options	15,151	—	—	—	15,151
Cash dividends on Common Stock	(11,197)	—	—	—	(11,197)
Common Stock purchases for employee stock purchase plan	(935)	—	—	—	(935)
Intercompany investments and advances	354,132	(87,490)	(266,642)	—	—

Net cash provided by (used in) financing activities	152,395	(397,291)	(266,656)	—	(511,552)

Increase (decrease) in cash and cash equivalents	181,837	(87,149)	(23,381)	—	71,307
Cash and cash equivalents at beginning of year	572,908	169,323	57,805	—	800,036

Cash and cash equivalents at end of year	$754,745	$82,174	$34,424	$—	$871,343

	Fiscal year ended September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net income	$441,229	$334,858	$29,941	$(364,799)	$441,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(420,085)	81,318	(112,446)	364,799	(86,414)

Net cash provided by (used in) operating activities	21,144	416,176	(82,505)	—	354,815

Capital expenditures	—	(90,362)	(192)	—	(90,554)
Cost of acquired companies, net of cash acquired	—	(91,690)	(20,291)	—	(111,981)
Other	—	726	—	—	726

Net cash used in investing activities	—	(181,326)	(20,483)	—	(201,809)

Long-term debt borrowings	300,000	—	—	—	300,000
Long-term debt repayments	(60,000)	(278,989)	—	—	(338,989)
Deferred financing costs and other	(5,658)	807	(2,431)	—	(7,282)
Exercise of stock options	42,564	—	—	—	42,564
Cash dividends on Common Stock	(10,995)	—	—	—	(10,995)
Common Stock purchases for employee stock purchase plan	(1,608)	—	—	—	(1,608)
Intercompany investments and advances	(128,541)	40,597	87,944	—	—

Net cash provided by (used in) financing activities	135,762	(237,585)	85,513	—	(16,310)

Increase (decrease) in cash and cash equivalents	156,906	(2,735)	(17,475)	—	136,696
Cash and cash equivalents at beginning of year	416,002	172,058	75,280	—	663,340

Cash and cash equivalents at end of year	$572,908	$169,323	$57,805	$—	$800,036

	Fiscal year ended September 30, 2002
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net income	$344,941	$325,400	$19,541	$(344,941)	$344,941
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(406,273)	386,869	(134,552)	344,941	190,985

Net cash (used in) provided by operating activities	(61,332)	712,269	(115,011)	—	535,926

Capital expenditures	—	(64,107)	(52)	—	(64,159)
Cost of acquired companies, net of cash acquired	—	(131,752)	(4,471)	—	(136,223)
Other	—	(2,432)	—	—	(2,432)

Net cash used in investing activities	—	(198,291)	(4,523)	—	(202,814)

Net repayments under revolving credit and securitization facilities	—	—	(37,000)	—	(37,000)
Long-term debt repayments	—	(23,119)	—	—	(23,119)
Deferred financing costs and other	(1,046)	2,793	(35)	—	1,712
Exercise of stock options	101,509	—	—	—	101,509
Cash dividends on Common Stock	(10,500)	—	—	—	(10,500)
Intercompany investments and advances	387,310	(518,691)	131,381	—	—

Net cash provided by (used in) financing activities	477,273	(539,017)	94,346	—	32,602

Increase (decrease) in cash and cash equivalents	415,941	(25,039)	(25,188)	—	365,714
Cash and cash equivalents at beginning of year	61	197,097	100,468	—	297,626

Cash and cash equivalents at end of year	$416,002	$172,058	$75,280	$—	$663,340

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report. There were no changes during the fiscal quarter ended September 30, 2004 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2005 annual meeting of stockholders (the “2005 Proxy Statement”) including information under “Election of Directors,” “Codes of Ethics,” “Audit Matters,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” is incorporated herein by reference. The Company will file the 2005 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

Information with respect to Executive Officers of the Company appears in Part I of this report.

The Company has adopted a Code of Ethics for Designated Senior Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Corporate Controller. A copy of this Code of Ethics is filed as an exhibit to this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information contained in the 2005 Proxy Statement, including information appearing under “Compensation Matters,” and “Stock Performance Graph” in the 2005 Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the 2005 Proxy Statement, including information appearing under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2005 Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the 2005 Proxy Statement, including information appearing under “Agreements with Employees” and “Certain Transactions” in the 2005 Proxy Statement, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained in the 2005 Proxy Statement, including information appearing under “Audit Matters” in the 2005 Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) List of Financial Statements and Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)	(3) List of Exhibits.*

Exhibit Number	Description

2	Agreement and Plan of Merger dated as of March 16, 2001 by and among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-71942 on Form S-4, dated October 19, 2001).

3.1	Amended and Restated Certificate of Incorporation, as amended, of AmerisourceBergen Corporation (incorporated by reference to Annex J to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A, Registration No. 333-61440, filed July 5, 2001).

3.2	Amended and Restated Bylaws of AmerisourceBergen Corporation (incorporated by reference to Annex K to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-61440) filed July 5, 2001).

4.1	Indenture, dated as of December 12, 2000, among AmeriSource Health Corporation, as Issuer, AmeriSource Corporation, as Guarantor, and Bank One Trust Company, N.A., as Trustee for the 5% Convertible Subordinated Notes due December 15, 2007 (incorporated by reference to Exhibit 4.16 to Quarterly Report on Form 10-Q of AmeriSource Health Corporation for the fiscal quarter ended December 31, 2000).

4.2	Purchase Agreement, dated as of December 6, 2000, among AmeriSource Health Corporation, the Purchasers, and AmeriSource Corporation, as Guarantor for the 5% Convertible Subordinated Notes due December 15, 2007 (incorporated by reference to Exhibit 4.17 to Quarterly Report on Form 10-Q of AmeriSource Health Corporation for the fiscal quarter ended December 31, 2000).

4.3	Registration Rights Agreement, dated December 12, 2000, among AmeriSource Health Corporation, as Issuer, AmeriSource Corporation, as Guarantor, and the Purchasers for the 5% Convertible Subordinated Notes due December 15, 2007 (incorporated by reference to Exhibit 4.18 to Quarterly Report on Form 10-Q of AmeriSource Health Corporation for the fiscal quarter ended December 31, 2000).

4.4	Indenture dated as of August 16, 2001 governing 8 1/8% Senior Notes due 2008 among the Registrant, certain of the Registrant’s subsidiaries signatories thereto and Chase Manhattan Bank and Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.5	Form of 8 1/8% Senior Note due 2008 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.6	Registration Rights Agreement, dated August 14, 2001, by and among the Registrant, the Subsidiaries Guarantors Named Therein, Credit Suisse First Boston Corporation, Bank of America Securities LLC and JP Morgan Securities (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.7	Pledge and Escrow Agreement, dated August 14, 2001, by and among the Registrant, the Subsidiaries Guarantors Named Therein, Credit Suisse First Boston Corporation, Bank of America Securities LLC and JP Morgan Securities (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4, Registration No. 333-71942 filed October 19, 2001).

4.8	Indenture for Senior Debt Securities and Indenture for Subordinated Debt Securities, both dated as of May 14, 1999, between Bergen Brunswig Corporation and Chase Manhattan Bank and Trust Company, National Association, as Trustee (incorporated by reference to Exhibits 4.5 and 4.6 to Registration Statement No. 333-74349 on Form S-3/A of Bergen Brunswig Corporation dated May 14, 1999).

Exhibit Number	Description

4.9	Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between Bergen Brunswig Corporation and Chemical Trust Company of California as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-55136 on Form S-3 of Bergen Brunswig Corporation dated December 1, 1992).

4.10	Credit Agreement dated as of August 29, 2001 among the Registrant and the Chase Manhattan Bank and various other financial institutions (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.11	First Supplemental Indenture, dated as of August 29, 2001, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation and Bank One Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3/A, Registration No. 333-68278, filed September 7, 2001).

4.12	Second Supplemental Indenture, dated as of December 27, 2001, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation, the Additional Subsidiary Guarantors signatories thereto and Bank One Trust Company, N.A., as trustee, related to AmeriSource’s 5% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

4.13	Third Supplemental Indenture, dated as of October 1, 2002, among AmeriSource Health Corporation, as issuer, AmeriSource Corporation, as guarantor, AmerisourceBergen Corporation, the Additional Subsidiary Guarantors signatories thereto and Bank One Trust Company, N.A., as trustee, related to AmeriSource’s 5% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

4.14	First Supplemental Indenture, dated as of October 1, 2002, between AmeriSource Health Corporation (successor to Bergen Brunswig Corporation) and J.P. Morgan Trust Company, National Association (f/k/a Chemical Trust Company of California), as trustee, related to Bergen’s 7 3/8% Senior Notes due 2003 and 7 1/4% Senior Notes due 2005 (incorporated by reference to Exhibit 4.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

4.15	First Supplemental Indenture, dated as of October 1, 2002, between AmeriSource Health Corporation (successor to Bergen Brunswig Corporation) and J.P. Morgan Trust Company, National Association (f/k/a Chase Manhattan Bank and Trust Company), as trustee, related to Bergen’s 7 4/5% Subordinated Debt Securities (incorporated by reference to Exhibit 4.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

4.16	Indenture, dated as of November 18, 2002, among the Registrant, certain of the Registrant’s subsidiaries signatories thereto and J.P. Morgan Trust Company, National Association, as trustee, related to the Registrant’s 7 1/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

4.17	Form of 7 1/4% Senior Note due 2012 (incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

4.18	Purchase Agreement, dated November 12, 2002, by and among the Registrant, the Subsidiary Guarantors named therein, Credit Suisse First Boston Corporation, Banc of America Securities LLC and J.P. Morgan Securities Inc (incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

4.19	Registration Rights Agreement, dated November 18, 2002, by and among the Registrant, the Subsidiary Guarantors named therein, Credit Suisse First Boston Corporation, Banc of America Securities LLC and J.P. Morgan Securities Inc (incorporated by reference to Exhibit 4.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

Exhibit Number	Description

4.20	Amendment and Waiver, dated as of November 25, 2002, to the Credit Agreement dated as of August 29, 2001 among the Registrant and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and various other financial institutions (incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

4.21	Second Amendment, dated as of July 8, 2003, to the Credit Agreement dated as of August 29, 2001 among the Registrant and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and various other financial institutions (incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

4.22	Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

4.23	Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

4.24	Performance Undertaking, dated July 10, 2003, executed by AmerisourceBergen Corporation, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

4.25	Intercreditor Agreement, dated July 10, 2003, executed by Wachovia Bank, National Association, as administrator under the Receivables Purchase Agreement and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent under the Credit Agreement (incorporated by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

4.26	Grant of Registration Rights by the Registrant to US Bioservices Corporation stockholders, dated December 13, 2002 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-102090, filed December 20, 2002).

4.27	Registration Rights Agreement, dated as of May 21, 2003, by and among the Registrant, the stockholders of Anderson Packaging, Inc. and John R. Anderson (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-105743, filed May 30, 2003).

4.28	Third Amendment dated as of August 4, 2004 to the Credit Agreement dated as of August 29, 2001 among the Company and JP Morgan Chase Bank and various other financial institutions (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 2004).

4.29	First Amendment dated as of December 12, 2003 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003.

4.30	Second Amendment dated as of July 8, 2004 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003.

‡10.1	Registrant’s 2001 Non-Employee Directors’ Stock Option Plan, as amended and restated November 10, 2004.

‡10.2	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

‡10.3	AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

‡10.4	AmeriSource Health Corporation’s 1995 Stock Option Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-2 dated April 3, 1995, Registration No. 33- 57513).

Exhibit Number	Description

‡10.5	AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

‡10.6	AmeriSource Health Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix D to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

‡10.7	1996 Amendment to the AmeriSource Health Corporation 1995 Stock Option Plan (incorporated by reference to Appendix A to AmeriSource Health Corporation’s Proxy Statement dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

‡10.8	AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

‡10.9	AmeriSource Health Corporation 1999 Stock Option Plan (incorporated by reference to Appendix B to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

‡10.10	AmeriSource Health Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

‡10.11	AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

10.12	Rights Agreement, dated as of August 27, 2001, between AmerisourceBergen Corporation and Mellon Investor Service LLC (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A, filed August 29, 2001).

‡10.13	Bergen Brunswig Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan, as of February 13, 2001 (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q of Bergen Brunswig Corporation for the fiscal quarter ended March 31, 2001).

‡10.14	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan (incorporated by reference to Annex F to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

‡10.15	Bergen Brunswig Corporation 1999 Deferred Compensation Plan (incorporated by reference to Annex G to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

‡10.16	Form of the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-631 on Form S-3 of Bergen Brunswig Corporation and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively).

Exhibit Number	Description

‡10.17	Amendment No. 1 to the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1996).

‡10.18	Form of Bergen Brunswig Corporation Officers’ Employment Agreement and Schedule (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

‡10.19	Form of Bergen Brunswig Corporation Officers’ Severance Agreement and Schedule (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

‡10.20	Registrant’s 2002 Management Stock Incentive Plan dated as of April 24, 2002, as amended and restated effective August 10, 2004.

‡10.21	Registrant’s 2001 Restricted Stock Plan dated as of September 11, 2001, as amended and restated effective July 30, 2003 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.22	Registrant’s 2002 Employee Stock Purchase Plan dated as of January 18, 2002 (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated January 22, 2002 for the Annual Meeting of Stockholders held on February 27, 2002).

‡10.23	Bergen Brunswig Corporation 1999 Non-Employee Directors’ Stock Plan (incorporated by reference to Annex E to Joint Proxy Statement/Prospectus dated March 16, 1999 of Bergen Brunswig Corporation).

‡10.24	AmerisourceBergen Corporation 2001 Deferred Compensation Plan as amended and restated as of November 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-101042, filed November 6, 2002).

‡10.25	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and R. David Yost (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.26	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Kurt J. Hilzinger (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.27	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Michael D. DiCandilo (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.28	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Terrance P. Haas (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.29	Letter Agreement dated July 27, 2001 among AmerisourceBergen Corporation, Bergen Brunswig Corporation and Steven H. Collis, amending form of Bergen Brunswig Corporation Officers’ Employment Agreement and Severance Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.30	Employment Agreement, effective February 19, 2004, between AmerisourceBergen Corporation and Steven H. Collis (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2004).

14	AmerisourceBergen Corporation Code of Ethics for Designated Senior Officers (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.
‡	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

Date: December 10, 2004	By:	/s/ R. David Yost
R. David Yost
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 10, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ R. David Yost R. David Yost	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael D. DiCandilo Michael D. DiCandilo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Kurt J. Hilzinger Kurt J. Hilzinger	President, Chief Operating Officer and Director

/s/ Tim G. Guttman Tim G. Guttman	Vice President, Corporate Controller

/s/ James R. Mellor James R. Mellor	Director and Chairman

/s/ Rodney H. Brady Rodney H. Brady	Director

/s/ Charles H. Cotros Charles H. Cotros	Director

/s/ Richard C. Gozon Richard C. Gozon	Director

/s/ Edward E. Hagenlocker Edward E. Hagenlocker	Director

/s/ Jane E. Henney, M.D. Jane E. Henney, M.D.	Director

/s/ Henry W. McGee Henry W. McGee	Director

/s/ J. Lawrence Wilson J. Lawrence Wilson	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts		Deductions- Describe(3)	Balance at End of Period

Year Ended September 30, 2004
Allowance for doubtful accounts	$191,744	$(10,279)	$50	(2)	$(33,951)	$147,564

Year Ended September 30, 2003
Allowance for doubtful accounts	$181,432	$46,012	$5,193	(2)	$(40,893)	$191,744

Year Ended September 30, 2002
Allowance for doubtful accounts	$188,586	$65,664	$147		$(72,965)	$181,432

(1)	Represents the provision for doubtful receivables.

(2)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)	Represents accounts written off during year, net of recoveries.

S-1