Form 10-Q
period 2004-12-31
AMERISOURCEBERGEN CORP
filed 2005-02-07
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2005 was 111,105,102.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$529,539	$871,343
Accounts receivable, less allowances for returns and doubtful accounts: $448,648 at December 31, 2004 and $464,354 at September 30, 2004	2,210,474	2,260,973
Merchandise inventories	5,185,239	5,135,830
Prepaid expenses and other	22,170	27,243

Total current assets	7,947,422	8,295,389

Property and equipment, at cost:
Land	42,959	42,959
Buildings and improvements	247,595	233,397
Machinery, equipment and other	438,227	433,555

Total property and equipment	728,781	709,911
Less accumulated depreciation	258,622	244,647

Property and equipment, net	470,159	465,264

Other assets:
Goodwill	2,449,061	2,448,275
Intangibles, deferred charges and other	443,628	445,075

Total other assets	2,892,689	2,893,350

TOTAL ASSETS	$11,310,270	$11,654,003

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	December 31, 2004	September 30, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,017,561	$4,947,037
Accrued expenses and other	330,052	419,381
Current portion of long-term debt	101,395	281,360
Accrued income taxes	91,617	94,349
Deferred income taxes	375,100	361,781

Total current liabilities	5,915,725	6,103,908

Long-term debt, net of current portion	1,123,966	1,157,111
Other liabilities	58,155	53,939

Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 113,045,727 shares and 106,085,171 shares at December 31, 2004, respectively, and 112,454,005 shares and 109,692,505 shares at September 30, 2004, respectively	1,130	1,125
Additional paid-in capital	3,179,537	3,146,207
Retained earnings	1,411,871	1,350,046
Accumulated other comprehensive loss	(13,577)	(13,577)
Treasury stock, at cost: 6,960,556 shares at December 31, 2004 and 2,761,500 shares at September 30, 2004	(366,537)	(144,756)

Total stockholders’ equity	4,212,424	4,339,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,310,270	$11,654,003

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended December 31,
	2004	2003
Operating revenue	$12,204,315	$12,252,737
Bulk deliveries to customer warehouses	1,434,727	1,089,434

Total revenue	13,639,042	13,342,171
Cost of goods sold	13,178,143	12,817,121

Gross profit	460,899	525,050
Operating expenses:
Distribution, selling and administrative	297,551	295,383
Depreciation	18,050	14,050
Amortization	3,104	2,666
Facility consolidations and employee severance	5,133	1,553

Operating income	137,061	211,398
Other (income) loss	(1,058)	2,587
Interest expense	22,076	31,507
Loss on early retirement of debt	1,015	—

Income from continuing operations before taxes	115,028	177,304
Income taxes	44,171	68,263

Income from continuing operations	70,857	109,041
Discontinued operations (Note 2):
Loss from discontinued operations (net of tax benefit of $3,995 in 2004 and $355 in 2003)	(6,408)	(567)

Net income	$64,449	$108,474

Earnings per share:
Basic earnings per share:
Continuing operations	0.67	0.98
Discontinued operations	(0.06)	(0.01)

Net income	$0.61	$0.97

Diluted earnings per share:
Continuing operations	0.66	0.95
Discontinued operations	(0.06)	(0.01)

Net income	$0.60	$0.94

Weighted average common shares outstanding:
Basic	105,561	111,709
Diluted	111,607	118,029

Cash dividends declared per share of common stock	$0.025	$0.025

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$64,449	$108,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, including amounts charged to cost of goods sold	18,881	14,932
Amortization, including amounts charged to interest expense	4,590	4,677
Benefit on accounts receivable	(351)	(8,954)
Loss on disposal of property and equipment	19	1,062
Loss on early retirement of debt	1,015	—
Loss on sale of discontinued operations	9,742	—
Other (income) loss	(1,058)	2,587
Provision for deferred income taxes	18,649	14,759
Employee stock compensation	199	748
Changes in operating assets and liabilities, excluding the effects of dispositions:
Accounts receivable	53,098	(317,639)
Merchandise inventories	(65,813)	74,975
Prepaid expenses and other assets	6,189	(6,988)
Accounts payable, accrued expenses and income taxes	14,496	(349,451)
Other	(1,372)	6,420

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	122,733	(454,398)

INVESTING ACTIVITIES
Capital expenditures	(79,182)	(51,516)
Proceeds from sale-leaseback transactions	20,732	—
Proceeds from sale of discontinued operations	3,560	—
Other	(763)	(123)

NET CASH USED IN INVESTING ACTIVITIES	(55,653)	(51,639)

FINANCING ACTIVITIES
Long-term debt repayments	(180,000)	(15,000)
Purchases of common stock	(253,191)	—
Deferred financing costs and other	(3,149)	451
Exercise of stock options	30,084	6,577
Cash dividends on common stock	(2,628)	(2,802)

NET CASH USED IN FINANCING ACTIVITIES	(408,884)	(10,774)

DECREASE IN CASH AND CASH EQUIVALENTS	(341,804)	(516,811)
Cash and cash equivalents at beginning of period	871,343	800,036

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$529,539	$283,225

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 2004 and the results of operations and cash flows for the interim periods ended December 31, 2004 and 2003 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Recently Issued Financial Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. The Company will adopt SFAS 123R beginning on July 1, 2005 for the quarter ending September 30, 2005 and as a result, will begin to expense all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense all future options issued subsequent to June 30, 2005 over their vesting periods. The Company believes that the expensing of options may be material to the consolidated financial statements.

Stock-Related Compensation

The Company has a number of stock-related compensation plans, including stock option, stock purchase and restricted stock plans, which are described in Note 8 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The Company continues to use the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations for these plans until its adoption of SFAS No. 123R. Under APB No. 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-related compensation.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

For purposes of pro forma disclosures, the estimated fair value of the options and shares under the employee stock purchase plan are amortized to expense over their assumed vesting periods.

	Three months ended December 31,
(in thousands, except per share data)	2004	2003
Net income, as reported	$64,449	$108,474
Add: Stock-related compensation expense included in reported net income, net of income taxes	111	333
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(374)	(5,937)

Pro forma net income	$64,186	$102,870

Earnings per share:
Basic, as reported	$0.61	$0.97

Basic, pro forma	$0.61	$0.92

Diluted, as reported	$0.60	$0.94

Diluted, pro forma	$0.59	$0.89

The SFAS No. 123 stock-related compensation expense in the above table decreased in the three months ended December 31, 2004 compared to the prior-year quarter. This decline was primarily due to the Company, effective September 1, 2004, vesting all employee options then outstanding with an exercise price in excess of $54.10. The SFAS No. 123 stock-related compensation expense is typically amortized over the related vesting period; therefore, the options that were vested did not impact the expense during the three months ended December 31, 2004.

The diluted earnings per share calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

Note 2. Discontinued Operations

In December 2004, the Company sold Rita Ann Distributors (“Rita Ann”), its cosmetics distribution business, which was a component of its Pharmaceutical Distribution reportable segment, for $3.6 million. The operations of Rita Ann, including the Company’s loss on sale of the business in December 2004 of $6.0 million, have been reported as discontinued operations for the three months ended December 31, 2004 and 2003 in the consolidated statements of operations.

Note 3. Stockholders’ Equity and Earnings Per Share

In August 2004, the Company’s board of directors authorized the repurchase of the Company’s common stock up to an aggregate amount of $500 million, subject to market conditions. During the quarter ended December 31, 2004, the Company purchased 4,818,000 shares of common stock for a total of $253.0 million. Through December 31, 2004, the Company purchased 7,579,500 shares of common stock for a total of $397.7 million under the $500 million share repurchase program.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods plus the dilutive effect of stock options. Additionally, the diluted calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to income from continuing operations in determining income from continuing operations available to common stockholders.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three months ended December 31,
(in thousands)	2004	2003
Income from continuing operations	$70,857	$109,041

Interest expense - convertible subordinated notes, net of income taxes	2,511	2,530

Income from continuing operations available to common stockholders	$73,368	$111,571

Weighted average common shares outstanding - basic	105,561	111,709
Effect of dilutive securities:
Options to purchase common stock	423	656
Convertible subordinated notes	5,623	5,664

Weighted average common shares outstanding - diluted	111,607	118,029

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2004 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2004	$2,179,319	$268,956	$2,448,275

Adjustment to goodwill due to purchase price adjustments relating to prior period acquisitions of businesses	786	—	786

Goodwill at December 31, 2004	$2,180,105	$268,956	$2,449,061

Following is a summary of other intangible assets (in thousands):

	December 31, 2004			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Tradenames	$257,652	$—	$257,652	$257,652	$—	$257,652
Amortized intangibles:
Customer lists and other	90,146	(29,804)	60,342	89,852	(26,701)	63,151

Total other intangible assets	$347,798	$(29,804)	$317,994	$347,504	$(26,701)	$320,803

Amortization expense for other intangible assets was $3.1 million and $2.7 million in the three months ended December 31, 2004 and 2003, respectively. Amortization expense for other intangible assets is estimated to be $13.2 million in fiscal 2005, $12.2 million in fiscal 2006, $10.3 million in fiscal 2007, $5.6 million in fiscal 2008, $3.2 million in fiscal 2009, and $19.0 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5. Debt

Debt consisted of the following (in thousands):

	December 31, 2004	September 30, 2004
Term loan facility at 3.02%	$—	$180,000
Revolving credit facility due 2009	—	—
Blanco revolving credit facility at 3.96% and 3.34%, respectively, due 2005	55,000	55,000
AmerisourceBergen securitization financing due 2007	—	—
Bergen 7 1/4% senior notes due 2005	99,962	99,939
8 1/8% senior notes due 2008	500,000	500,000
7 1/4% senior notes due 2012	300,000	300,000
AmeriSource 5% convertible subordinated notes due 2007	267,215	300,000
Other	3,184	3,532

Total debt	1,225,361	1,438,471
Less current portion	101,395	281,360

Total, net of current portion	$1,123,966	$1,157,111

A description of the principal terms of the aforementioned debt is set forth in Note 5 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In December 2004, the Company entered into a new $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior Credit Agreement, as defined below. There were no borrowings outstanding under the Senior Revolving Credit Facility at December 31, 2004. Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating (1.0% over LIBOR or the prime rate at December 31, 2004). Availability under the Senior Revolving Credit Facility is reduced by the amount of outstanding letters of credit ($63.4 million at December 31, 2004). The Company will pay quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating (0.25% at December 31, 2004). In connection with entering into the Senior Revolving Credit Facility, the Company incurred approximately $2.5 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In August 2001, the Company had entered into a senior secured credit agreement (the “Senior Credit Agreement”) with a syndicate of lenders. The Senior Credit Agreement consisted of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both had been scheduled to mature in August 2006. The Term Facility had scheduled quarterly maturities, which began in December 2002, totaling $60 million in each of fiscal 2003 and 2004, $80 million in fiscal 2005 and $100 million in fiscal 2006. The Company previously paid the scheduled quarterly maturities of $60 million in fiscal 2004 and 2003. In December 2004, in connection with entering into the new Senior Revolving Credit Facility, as defined above, the Company repaid the remaining $180 million outstanding under the Term Facility and there were no borrowings outstanding under the Revolving Facility. In connection with the early repayment of the Term Facility, the Company incurred a loss of $1.0 million relating to the write-off of deferred financing costs.

The Blanco revolving credit facility (“Blanco Facility”), which expires in May 2005, is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at December 31, 2004 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, since borrowings under the Blanco Facility are secured by a standby letter of credit under the Senior Revolving Credit Facility (defined above), the Company is effectively financing this debt on a long-term basis through that agreement.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In fiscal 2003, the Company entered into a $1.05 billion receivables securitization facility (“Securitization Facility”). In connection with the Securitization Facility, AmerisourceBergen Drug Corporation (“ABDC”) sells on a revolving basis certain accounts receivable to AmeriSource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended the Securitization Facility and under the terms of the amendment the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to December 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and the expiration date was extended to December 2005. The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The program fee is 75 basis points for the three-year tranche and was reduced from 45 basis points to 35 basis points for the 364-day tranche at December 31, 2004. Additionally, the commitment fee on any unused credit has been reduced from 30 basis points to 25 basis points for the three-year tranche and from 25 basis points to 17.5 basis points for the 364-day tranche at December 31, 2004. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the Securitization Facility are applied on a pro-rata basis to the $700 million and $350 million tranches. At December 31, 2004, there were no borrowings outstanding under the Securitization Facility. In connection with entering into the Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. This facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In December 2004, the Company announced that it would redeem its 5% convertible subordinated notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The noteholders were given the option to accept cash or convert the notes to common stock of the Company. The notes are convertible into 5,663,730 shares of common stock, which translates to a conversion ratio of 18.8791 shares of common stock for each $1,000 principal amount of notes. As of December 31, 2004, the Company had issued 618,944 shares of common stock from treasury to noteholders to redeem $32.8 million of the notes. On January 3, 2005, the Company issued 5,044,200 shares of common stock from treasury to convert the remaining $267.2 million of the notes outstanding as of December 31, 2004.

Note 6. Facility Consolidations and Employee Severance

In 2001, the Company developed integration plans to consolidate its distribution network and eliminate duplicative administrative functions. The Company’s plan, as revised, is to have a distribution facility network consisting of less than 30 facilities in the next two to three years. The plan includes building six new facilities (two of which are operational as of December 31, 2004) and closing facilities (nineteen of which have been closed). Construction activities on the remaining four new facilities are ongoing (two of which will be operational by the end of fiscal 2005). The Company anticipates closing a total of six facilities in fiscal 2005.

The Company closed four distribution facilities in fiscal 2004 and eliminated certain administrative and operational functions (“the fiscal 2004 initiatives”). The Company closed two facilities during the quarter ended December 31, 2004 and announced plans to continue to consolidate and eliminate certain administrative functions (the “fiscal 2005 initiatives”). During the quarter ended December 31, 2004, the Company recorded $5.1 million of employee severance and lease cancellation costs primarily relating to the 2005 and 2004 initiatives. As of December 31, 2004, approximately 580 employees received termination notices as a result of these initiatives, of which 506 have been terminated. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table displays the activity in accrued expenses and other from October 1, 2004 to December 31, 2004 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2004	$2,984	$68	$3,052
Expense recorded during the period	4,752	381	5,133
Payments made during the period	(3,711)	(291)	(4,002)

Balance as of December 31, 2004	$4,025	$158	$4,183

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

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans in which the Company participates (in thousands):

	Three months ended December 31,
	2004	2003
Service cost	$802	$1,084
Interest cost on projected benefit obligation	1,510	1,451
Expected return on plan assets	(1,418)	(1,279)
Amortization of prior service cost	31	36
Recognized net actuarial loss	376	403
Settlement loss	39	—

Net periodic pension cost of defined benefit pension plans	1,340	1,695
Net pension cost of multi-employer plans	546	412

Total pension expense	$1,886	$2,107

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Three months ended December 31,
	2004	2003
Interest cost on projected benefit obligation	$281	$299
Recognized net actuarial (gain) loss	(33)	41

Total postretirement benefit expense	$248	$340

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company contributed $1.5 million and $1.4 million to its funded plans during the three months ended December 31, 2004 and 2003, respectively. In January 2005, the Company made a contribution of $1.2 million to its funded plans.

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

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of December 31, 2004, the Company has an accrued liability of $0.9 million that represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

Stockholder Derivative Lawsuit

The Company was named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed in March 2004 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action were all of the individuals who were serving as directors of the Company prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleged, among other things, breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleged, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against certain of the individual defendants. The derivative action sought compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. The defendants believe that this derivative action was wholly without merit. In May 2004, the defendants filed a motion to dismiss the action on both procedural and substantive grounds. In February 2005, the District Court granted the defendants’ motion to dismiss the entire action but allowed the plaintiff the right to file an amended complaint within 60 days.

Government Investigation

In June 2000, the Company learned that the U.S. Department of Justice had commenced an investigation focusing on the activities of a customer that illegally resold merchandise purchased from the Company and on the Company’s business relationship with that customer. The Company was contacted initially by the government at that time and cooperated fully. The Company had discontinued doing business with the customer in question in February 2000, after concluding this customer had demonstrated suspicious purchasing behavior. From 2001 through September 2003, the Company had no further contact with the government on this investigation. In September 2003, the Company learned that a former employee of the Company pled guilty to charges arising from his involvement with this customer. In November 2003, the Company was contacted by the U.S. Attorney’s Office in Sacramento, California, for some additional information relating to the investigation. In late December

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2004, the government contacted the Company to request that the Company agree to extend the statute of limitations applicable to this matter. In January 2005, the Company indicated to the government its willingness to enter into an agreement for such purpose. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this investigation at this time.

Pharmaceutical Distribution Matters

In January 2002, Bergen Brunswig Drug Company (a predecessor of AmerisourceBergen Drug Corporation) was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. The complaint, which included claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The District Court subsequently granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. Discovery in this case was completed and the Company had filed a partial motion for summary judgment. On December 30, 2004, the Company settled this matter with Bracco Diagnostics, Inc. Taking into consideration the reserve the Company had previously established for this matter, the resolution of the case did not adversely affect the Company’s operating results for the quarter ended December 31, 2004.

In April 2003, Petters Company, Inc. (“Petters”) commenced an action against the Company (and certain subsidiaries of the Company, including ABDC), and another company, Stayhealthy, Inc. (“Stayhealthy”), that is now pending in the United States District Court for the District of Minnesota. Petters claimed that the Company’s refusal to accept and pay for body fat monitors that the Company allegedly was obligated to purchase from Stayhealthy caused Stayhealthy to default on the repayment of loans made by Petters to finance Stayhealthy’s business. In January 2004, Petters was granted the right to file an amended complaint, which includes claims for breach of contract, fraud, federal racketeering, conspiracy and punitive damages. In March 2004, Stayhealthy filed a crossclaim against the Company asserting claims for breach of contract, fraud, promissory estoppel, unjust enrichment, defamation, conversion, interference with economic advantage and federal trade libel. The crossclaim also named as defendants two former employees of the Company, as well as numerous pharmacies that are customers of the Company. In June 2004, the District Court denied the Company’s appeal of the decision allowing Petters to assert federal racketeering claims. In July 2004, the District Court denied the Company’s motion to transfer the case to the United States District Court for the Central District of California. The Company has answered the amended complaint and the crossclaim. Stayhealthy has dismissed its claims against the former employees and the pharmacies. Discovery in the case has been completed. In November 2004, the Company filed a motion for partial summary judgment on Petters’ claims and a motion for summary judgment on Stayhealthy’s crossclaims. Oral argument of the motions is scheduled for the first calendar quarter of 2005.

PharMerica Matters

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received recycled medications prior to February 2000 from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs alleged that it was a deceptive trade practice under Hawaii law to sell recycled medications (i.e., medications that had previously been dispensed and then returned to the pharmacy) without disclosing that the medications were recycled. There were no allegations of physical harm to any patient and the law in Hawaii has subsequently changed to permit the use of recycled medications under certain conditions. In December 2004, PharMerica reached a tentative settlement of this matter. The settlement will not become final until the Hawaii Circuit Court approves the agreed-upon terms. Taking into consideration the reserve the Company had previously established for this matter, PharMerica’s tentative settlement of this matter did not adversely affect the Company’s operating results for the quarter ended December 31, 2004.

In June 2004, the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) issued a Notice of Action against PharMerica Drug Systems, Inc. (“PDSI”), a subsidiary of PharMerica, Inc. (“PharMerica”), alleging that PDSI’s December 1997 acquisition of Hollins Manor I, LLC (“HMI”) from HCMF Corporation (“HCMF”) for a purchase price of $7,200,000 violated the anti-kickback provisions of the Social Security Act, 42 U.S.C. §1320a-7(a)(7). PDSI’s acquisition of HMI in 1997 predated both Bergen Brunswig Corporation’s acquisition of PharMerica in 1999 and the subsequent merger of AmeriSource Health Corporation and Bergen Brunswig Corporation to form the Company in August 2001. HMI was an institutional pharmacy that had been established to serve the nursing homes then operated by HCMF. OIG alleges that the purchase price paid by PDSI to HCMF should be regarded as an unlawful payment by PDSI to HCMF to obtain referrals of future pharmacy business eligible for Medicaid reimbursement. According to OIG, HMI’s value lay primarily in the potential future stream of Medicaid business that would be obtained from the nursing homes owned by HCMF under a long-term pharmacy service agreement between HMI and HCMF that OIG alleges PDSI improperly helped put in place prior to the acquisition. OIG

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

is seeking civil monetary penalties of $200,000, statutory damages of $21,600,000 (representing treble the purchase price that PDSI paid for HMI) and PDSI’s exclusion from Medicare, Medicaid and all federal healthcare programs for a period of 10 years. In June 2004, the OIG amended its Notice of Action against PDSI to include PharMerica as well. In late November 2004, OIG submitted a further amendment of the Notice of Action purporting to clarify its alleged basis for including PharMerica and substituting “Federal health programs” for “Medicaid” wherever the original Notice of Action and the first amendment referred to just “Medicaid.” The Company believes that the OIG allegations are without merit as against either PDSI or PharMerica and intends to contest the allegations in their entirety. Moreover, the Company believes that PharMerica is an inappropriate party to the action and intends to contest the inclusion of PharMerica as a party to the action. The Company has been granted a hearing before an HHS administrative law judge in June 2005 to contest the OIG claims.

Note 9. Antitrust Litigation Settlements

During the quarter ended December 31, 2004, the Company received two cash settlements from suppliers relating to antitrust litigation matters and recognized a gain of $18.8 million, net of attorney fees and payments due to other parties. This gain was recorded as a reduction of cost of goods sold in the Company’s consolidated statements of operations for the quarter ended December 31, 2004.

Note 10. Business Segment Information

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and AmerisourceBergen Specialty Group comprised over 90% of the segment’s operating revenue and operating income in the quarters ended December 31, 2004 and 2003.

ABDC’s wholesale drug distribution business is currently organized into five regions across the United States. Unlike its more centralized competitors, ABDC is structured as an organization of locally managed profit centers. ABDC’s facilities utilize the Company’s corporate staff for national and regional account management, marketing, information technology, finance, procurement, human resources, legal, executive management resources, and corporate coordination of asset and working capital management.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”).

Long-Term Care is a leading national provider of pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. Long-Term Care’s institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the distribution of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. Long-Term Care pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, Long-Term Care provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services.

Workers’ Compensation provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. Workers’ Compensation services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor’s administrative costs.

The following tables present segment information for the three months ended December 31 (in thousands):

	Revenue
Three months ended December 31,	2004	2003
Pharmaceutical Distribution	$12,043,974	$12,077,582
PharMerica	385,621	402,440
Intersegment eliminations	(225,280)	(227,285)

Operating revenue	12,204,315	12,252,737

Bulk deliveries to customer warehouses	1,434,727	1,089,434

Total revenue	$13,639,042	$13,342,171

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
Three months ended December 31,	2004	2003
Pharmaceutical Distribution	$99,847	$184,458
PharMerica	23,522	28,493
Facility consolidations and employee severance	(5,133)	(1,553)
Gain on litigation settlements	18,825	—

Total operating income	137,061	211,398
Other (income) loss	(1,058)	2,587
Interest expense	22,076	31,507
Loss on early retirement of debt	1,015	—

Income from continuing operations before taxes	$115,028	$177,304

Management evaluates segment operating income before other (income) loss, interest expense, loss on early retirement of debt, facility consolidations and employee severance and gain on litigation settlements. All corporate office expenses are allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% Notes, 7 1/4% Notes and 5% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of either the 8 1/8% Notes, the 7 1/4% Notes and/or the 5% Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries of the 8 1/8% Notes, the 7 1/4% Notes and the 5% Notes, respectively, each exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of either the 8 1/8% Notes, the 7 1/4% Notes and/or the 5% Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 5 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2004 and September 30, 2004, statements of operations for the three months ended December 31, 2004 and 2003, and statements of cash flows for the three months ended December 31, 2004 and 2003.

CONDENSED CONSOLIDATING BALANCE SHEETS:

	December 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$477,527	$24,778	$27,234	$—	$529,539
Accounts receivable, net	99	(271,020)	2,481,395	—	2,210,474
Merchandise inventories	—	5,145,343	39,896	—	5,185,239
Prepaid expenses and other	206	21,376	588	—	22,170

Total current assets	477,832	4,920,477	2,549,113	—	7,947,422

Property and equipment, net	—	469,470	689	—	470,159
Goodwill	—	2,445,924	3,137	—	2,449,061
Intangibles, deferred charges and other	19,107	421,599	2,922	—	443,628
Intercompany investments and advances	4,258,853	2,106,042	(2,275,841)	(4,089,054)	—

Total assets	$4,755,792	$10,363,512	$280,020	$(4,089,054)	$11,310,270

Current liabilities:
Accounts payable	$—	$4,984,039	$33,522	$—	$5,017,561
Accrued expenses and other	(163,325)	579,598	5,396	—	421,669
Current portion of long-term debt	—	101,395	—	—	101,395
Deferred income taxes	—	376,376	(1,276)	—	375,100

Total current liabilities	(163,325)	6,041,408	37,642	—	5,915,725

Long-term debt, net of current portion	1,067,215	1,751	55,000	—	1,123,966
Other liabilities	—	58,155	—	—	58,155

Stockholders’ equity	3,851,902	4,262,198	187,378	(4,089,054)	4,212,424

Total liabilities and stockholders’ equity	$4,755,792	$10,363,512	$280,020	$(4,089,054)	$11,310,270

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$754,745	$82,174	$34,424	$—	$871,343
Accounts receivable, net	672	347,159	1,913,142	—	2,260,973
Merchandise inventories	—	5,095,322	40,508	—	5,135,830
Prepaid expenses and other	223	26,177	843	—	27,243

Total current assets	755,640	5,550,832	1,988,917	—	8,295,389
Property and equipment, net	—	464,608	656	—	465,264
Goodwill	—	2,445,138	3,137	—	2,448,275
Intangibles, deferred charges and other	19,334	422,933	2,808	—	445,075
Intercompany investments and advance	4,327,150	1,443,187	(1,742,577)	(4,027,760)	—

Total assets	$5,102,124	$10,326,698	$252,941	$(4,027,760)	$11,654,003

Current liabilities:
Accounts payable	$—	$4,922,021	$25,016	$—	$4,947,037
Accrued expenses and other	(168,609)	677,066	5,273	—	513,730
Current portion of long-term debt	180,000	101,360	—	—	281,360
Deferred income taxes	—	363,057	(1,276)	—	361,781

Total current liabilities	11,391	6,063,504	29,013	—	6,103,908
Long-term debt, net of current portion	1,100,000	2,111	55,000	—	1,157,111
Other liabilities	—	53,939	—	—	53,939
Stockholders’ equity	3,990,733	4,207,144	168,928	(4,027,760)	4,339,045

Total liabilities and stockholders’ equity	$5,102,124	$10,326,698	$252,941	$(4,027,760)	$11,654,003

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,110,378	$93,937	$—	$12,204,315
Bulk deliveries to customer warehouses	—	1,434,718	9	—	1,434,727

Total revenue	—	13,545,096	93,946	—	13,639,042
Cost of goods sold	—	13,089,687	88,456	—	13,178,143

Gross profit	—	455,409	5,490	—	460,899
Operating expenses:
Distribution, selling and administrative	—	313,727	(16,176)	—	297,551
Depreciation	—	18,001	49	—	18,050
Amortization	—	3,086	18	—	3,104
Facility consolidations and employee severance	—	5,133	—	—	5,133

Operating income	—	115,462	21,599	—	137,061
Other income	—	(1,058)	—	—	(1,058)
Interest (income) expense	(4,952)	14,812	12,216	—	22,076
Loss on early retirement of debt	(1,015)	—	—	—	(1,015)

Income from continuing operations before taxes and equity in earnings of subsidiaries	3,937	101,708	9,383	—	115,028
Income taxes	1,512	39,056	3,603	—	44,171
Equity in earnings of subsidiaries	62,024	—	—	(62,024)	—
Income from continuing operations	64,449	62,652	5,780	(62,024)	70,857
Loss from discontinued operations	—	(6,408)	—	—	(6,408)

Net income	$64,449	$56,244	$5,780	$(62,024)	$64,449

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,156,635	$96,102	$—	$12,252,737
Bulk deliveries to customer warehouses	—	1,089,427	7	—	1,089,434

Total revenue	—	13,246,062	96,109	—	13,342,171
Cost of goods sold	—	12,734,849	82,272	—	12,817,121

Gross profit	—	511,213	13,837	—	525,050
Operating expenses:
Distribution, selling and administrative	—	329,893	(34,510)	—	295,383
Depreciation	—	13,957	93	—	14,050
Amortization	—	2,183	483	—	2,666
Facility consolidations and employee severance	—	1,553	—	—	1,553

Operating income	—	163,627	47,771	—	211,398
Other loss	—	39	2,548	—	2,587
Interest (income) expense	(7,942)	35,609	3,840	—	31,507

Income from continuing operations before taxes and equity in earnings of subsidiaries	7,942	127,979	41,383	—	177,304
Income taxes	3,060	49,226	15,977	—	68,263
Equity in earnings of subsidiaries	103,592	—	—	(103,592)	—

Income from continuing operations	108,474	78,753	25,406	(103,592)	109,041
Loss from discontinued operations	—	(567)	—	—	(567)

Net income	$108,474	$78,186	$25,406	$(103,592)	$108,474

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$64,449	$56,244	$5,780	$(62,024)	$64,449
Adjustments to reconcile net income to net cash provided by operating activities	(53,434)	49,317	377	62,024	58,284

Net cash provided by operating activities	11,015	105,561	6,157	—	122,733

Capital expenditures	—	(79,182)	—	—	(79,182)
Proceeds from sale-leaseback transactions	—	20,732	—	—	20,732
Proceeds from sale of discontinued operations	—	3,560	—		3,560
Other	—	(763)	—	—	(763)

Net cash (used in) provided by investing activities	—	(55,653)	—	—	(55,653)

Long-term debt repayments	(180,000)	—	—	—	(180,000)
Purchases of common stock	(253,191)	—	—	—	(253,191)
Deferred financing costs and other	(2,489)	(347)	(313)	—	(3,149)
Exercise of stock options	30,084	—	—	—	30,084
Cash dividends on common stock	(2,628)	—	—	—	(2,628)
Intercompany investments and advances	119,991	(106,957)	(13,034)	—	—

Net cash used in financing activities	(288,233)	(107,304)	(13,347)	—	(408,884)

Decrease in cash and cash equivalents	(277,218)	(57,396)	(7,190)	—	(341,804)
Cash and cash equivalents at beginning of period	754,745	82,174	34,424	—	871,343

Cash and cash equivalents at end of period	$477,527	$24,778	$27,234	$—	$529,539

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$108,474	$78,186	$25,406	$(103,592)	$108,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(97,581)	(497,022)	(71,861)	103,592	(562,872)

Net cash provided by (used in) operating activities	10,893	(418,836)	(46,455)	—	(454,398)

Capital expenditures	—	(51,448)	(68)	—	(51,516)
Other	—	(118)	(5)	—	(123)

Net cash used in investing activities	—	(51,566)	(73)	—	(51,639)

Long-term debt repayments	(15,000)	—	—	—	(15,000)
Deferred financing costs and other	—	462	(11)	—	451
Exercise of stock options	6,577	—	—	—	6,577
Cash dividends on common stock	(2,802)	—	—	—	(2,802)
Intercompany investments and advances	(439,981)	410,169	29,812	—	—

Net cash (used in) provided by financing activities	(451,206)	410,631	29,801	—	(10,774)

Decrease in cash and cash equivalents	(440,313)	(59,771)	(16,727)	—	(516,811)
Cash and cash equivalents at beginning of period	572,908	169,323	57,805	—	800,036

Cash and cash equivalents at end of period	$132,595	$109,552	$41,078	$—	$283,225

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Pharmaceutical Distribution

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and AmerisourceBergen Specialty Group comprised over 90% of the segment’s operating revenue and operating income in the quarters ended December 31, 2004 and 2003.

ABDC’s wholesale drug distribution business is currently organized into five regions across the United States. Unlike its more centralized competitors, ABDC is structured as an organization of locally managed profit centers. ABDC’s facilities utilize the Company’s corporate staff for national and regional account management, marketing, information technology, finance, procurement, human resources, legal, executive management resources, and corporate coordination of asset and working capital management.

As more fully described in the Company’s Form 10-K for the fiscal year ended September 30, 2004, ABDC is in a business model transition with respect to how manufacturers compensate us for our services. Historically, suppliers helped us generate gross profit in several ways, including cash discounts for prompt payments, inventory buying opportunities, rebates, inventory management and other agreements, vendor program arrangements, negotiated deals and other promotional opportunities. A significant portion of ABDC’s gross margin has been derived from our ability to purchase merchandise inventories in advance of pharmaceutical price increases and then holding these inventories until pharmaceutical prices increase, thereby generating a larger gross margin upon sale of the inventories. Over the last two years, pharmaceutical manufacturers have been increasing their control over the pharmaceutical supply channel by using product allocation methods, including the imposition of inventory management agreements (“IMAs”). Under most IMAs, we are paid for not speculating with respect to pharmaceutical price increases. However, in most cases our compensation under IMAs continues to be predicated upon pharmaceutical price increases. As of December 31, 2004, approximately two-thirds of our pharmaceutical distribution revenue is covered by IMAs. Additionally, pharmaceutical manufacturers began restricting our ability to purchase their products from alternate sources and requested more product and distribution sales data from us. We believe the changes that have been made provide pharmaceutical manufacturers with greater visibility over product demand and movement in the market and increased product safety and integrity by reducing the risks associated with product being available to the secondary market.

All of the above has led to significant volatility in ABDC’s gross margin, and therefore, we are continuing our efforts to shift our pharmaceutical distribution model to a fee-for-service model where we are compensated for the services we provide manufacturers versus one that is dependent upon manufacturer price increases (as is the case with the IMA model). We continue to work with our pharmaceutical manufacturer partners to define fee-for-service terms that will adequately compensate us for our services. As of December 31, 2004, we have signed agreements with a small number of our larger branded pharmaceutical manufacturers that we consider fee-for-service arrangements. We believe the fee-for-service model is a collaborative approach that will improve the efficiency of the supply channel and establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. We expect to continue discussion of fee-for-service arrangements with the majority of pharmaceutical manufacturers. However, there can be no assurance that this business model transition will be successful.

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

The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by the U.S. Department of Health and Human Services (“HHS”) starting in January 2005 pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”), or that may be proposed in the future, may have the effect of reducing the amount of medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since the Specialty Group provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for the Specialty Group. Although the Specialty Group has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

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

Long-Term Care is a leading national provider of pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. Long-Term Care’s institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the distribution of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. Long-Term Care pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, Long-Term Care provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services.

The Company is currently evaluating the effect that the Medicare Modernization Act may have on the Long-Term Care business. As more fully described in the Company’s Form 10-K for the fiscal year ended September 30, 2004, the implementation of Medicare Part D could have an adverse effect on the Long-Term Care business. In January 2005, the Centers for Medicare and Medicaid Services (“CMS”) of HHS published final rules for the new voluntary prescription drug benefit program under the Medicare Modernization Act. The rules become effective in March 2005. While these rules establish a framework, further information and guidance is expected to be provided by CMS. At this time, the future impact of the final rules on the Long-Term Care business cannot be determined.

Workers’ Compensation provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. Workers’ Compensation services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor’s administrative costs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended December 31,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$12,043,974	$12,077,582	—%
PharMerica	385,621	402,440	(4)
Intersegment eliminations	(225,280)	(227,285)	(1)

Total	$12,204,315	$12,252,737	—%

	Operating Income Three Months Ended December 31,
(dollars in thousands)	2004	2003	Change
Pharmaceutical Distribution	$99,847	$184,458	(46)%
PharMerica	23,522	28,493	(17)
Facility consolidations and employee severance	(5,133)	(1,553)	231
Gain on litigation settlements	18,825	—	—

Total	$137,061	$211,398	(35)%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	2.78%	3.32%
Operating expenses	1.95%	1.79%
Operating income	0.83%	1.53%

PharMerica
Gross profit	27.69%	30.96%
Operating expenses	21.59%	23.88%
Operating income	6.10%	7.08%

AmerisourceBergen Corporation
Gross profit	3.78%	4.29%
Operating expenses	2.65%	2.56%
Operating income	1.12%	1.73%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended December 31, 2004 decreased slightly to $12.2 billion from $12.3 billion in the prior-year quarter. This decrease was due to declines in operating revenue in the Pharmaceutical Distribution and PharMerica segments.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. Bulk deliveries for the quarter ended December 31, 2004 increased 32% to $1.4 billion from $1.1 billion in the prior-year quarter due to an increase in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $460.9 million in the quarter ended December 31, 2004 decreased 12% from $525.1 million in the prior-year quarter. During the quarter ended December 31, 2004, the Company recognized an $18.8 million gain from two antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction of cost of goods sold and contributed 4% of gross profit for the three months ended December 31, 2004. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2004 was 3.78%, as compared to the prior-year percentage of 4.29%. The decrease in gross profit and gross profit percentage in comparison with the prior-year quarter reflects declines in both the Pharmaceutical Distribution and PharMerica segments due to a decline in profits related to pharmaceutical price increases, changes in customer mix and competitive selling price pressures, offset in part by the antitrust litigation settlements.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $318.7 million in the quarter ended December 31, 2004 reflects an increase of 2% compared to $312.1 million in the prior-year quarter. As a percentage of operating revenue, DSAD&A in the quarter ended December 31, 2004 was 2.61% compared to 2.55% in the prior-year quarter. The increase in the DSAD&A and DSAD&A percentage from the prior-year was due to an increase in the Pharmaceutical Distribution segment offset partially by an improvement in the PharMerica segment. The Pharmaceutical Distribution segment DSAD&A increased by $19.4 million from the prior-year quarter, which benefited from a $17.5 million reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer. The PharMerica segment DSAD&A decreased by $12.8 million.

In 2001, the Company developed integration plans to consolidate its distribution network and eliminate duplicative administrative functions. The Company’s plan, as revised, is to have a distribution facility network consisting of less than 30 facilities in the next two to three years. The plan includes building six new facilities (two of which are operational as of December 31, 2004) and closing facilities (nineteen of which have been closed). Construction activities on the remaining four new facilities are ongoing (two of which will be operational by the end of fiscal 2005). The Company anticipates closing a total of six facilities in fiscal 2005.

The Company closed four distribution facilities in fiscal 2004 and eliminated certain administrative functions (“the fiscal 2004 initiatives”). The Company closed two facilities during the quarter ended December 31, 2004 and announced plans to continue to consolidate and eliminate certain administrative functions (the “fiscal 2005 initiatives”). During the quarter ended December 31, 2004, the Company recorded $5.1 million of employee severance and lease cancellation costs primarily relating to the 2005 and 2004 initiatives. As of December 31, 2004, approximately 580 employees received termination notices as a result of these initiatives, of which 506 have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The Company paid a total of $4.0 million for employee severance and lease cancellation costs in the three months ended December 31, 2004 related primarily to the above initiatives. Remaining unpaid amounts of $4.2 million for employee severance and lease cancellation costs are included in accrued expenses and other in the accompanying consolidated balance sheet at December 31, 2004. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating income of $137.1 million for the quarter ended December 31, 2004 reflects a decrease of 35% from $211.4 million in the prior-year quarter. The Company’s operating income as a percentage of operating revenue was 1.12% in the quarter ended December 31, 2004 in comparison to 1.73% in the prior-year quarter. The decline in operating income was primarily due to the decrease in gross profit. The gain on litigation settlements contributed approximately 15 basis points to the Company’s operating income as a percentage of operating revenue for the three months ended December 31, 2004.

Interest expense decreased 30% in the quarter ended December 31, 2004 to $22.1 million from $31.5 million in the prior-year quarter due to a reduction in average borrowings. Average borrowings, net of cash, under the Company’s debt facilities during the quarter ended December 31, 2004 were $767 million as compared to average borrowings, net of cash, of $1.5 billion in the prior-year quarter. The reduction in average borrowings, net of cash, was achieved due to the Company’s strong cash flows generated from operations, including reduced merchandise inventories resulting from the aforementioned business model transition.

During the three months ended December 31, 2004, the Company recorded a $1.0 million loss resulting from the early retirement of debt (see Liquidity and Capital Resources).

Income tax expense of $44.2 million in the quarter ended December 31, 2004, reflects an effective tax rate of 38.4% and is equal to the annual tax rate utilized in fiscal 2004. The tax provision for the quarter ended December 31, 2004 was computed based on an estimate of the annual effective rate.

Income from continuing operations of $70.9 million for the quarter ended December 31, 2004 reflects a decrease of 35% from $109.0 million in the prior-year quarter. Diluted earnings per share from continuing operations of $0.66 in the quarter ended December 31, 2004 reflects a 31% decrease from $0.95 per share in the prior-year quarter. The gain on litigation settlements less facility consolidations and employee severance and the loss on early retirement of debt increased income from continuing operations by $7.8 million and increased diluted earnings per share from continuing operations by $0.07 for the quarter ended December 31, 2004. Facility consolidations and employee severance decreased income from continuing operations by $1.0 million and reduced diluted earnings per share from continuing operations by $0.01 for the quarter ended December 31, 2003.

Loss from discontinued operations, net of tax, for the quarter ended December 31, 2004 and 2003 relates to the Company’s Rita Ann cosmetics distribution business, which was sold in December 2004 for $3.6 million. The Company incurred a $6.0 million loss, net of tax, on the sale of this business and such loss is reflected in the $6.4 million loss from discontinued operations, net of tax, for the quarter ended December 31, 2004.

Net income of $64.4 million for the quarter ended December 31, 2004 reflects a decrease of 41% from $108.5 million in the prior-year quarter. Diluted earnings per share of $0.60 for the quarter ended December 31, 2004 reflects a decrease of 36% from $0.94 per share in the prior-year quarter. The decline in diluted earnings per share from net income was smaller than the decline in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback program (see Liquidity and Capital Resources).

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $12.0 billion for the quarter ended December 31, 2004 was relatively flat compared to $12.1 billion in the prior-year quarter. In fiscal 2004, the Company discontinued servicing the United States Department of Veterans Affairs (“VA”) and the AdvancePCS business. These former customers contributed 14% of the Company’s operating revenue in the quarter ended December 31, 2003. The lost business was offset by the above market growth of the specialty pharmaceutical business and the market growth of ABDC. During the quarter ended December 31, 2004, 55% of operating revenue was from sales to institutional customers and 45% was from retail customers; this compares to a customer mix in the prior-year quarter of 60% institutional and 40% retail. In comparison with the prior-year results, sales to institutional customers decreased 9% in the quarter primarily due to the loss of the VA and AdvancePCS business, offset in part by the above market growth of the specialty pharmaceutical business. Sales to retail customers increased 13% over the prior-year quarter primarily due to market growth and an increase in sales to one of the Company’s larger retail customers.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry growth rates, as estimated by industry data firm IMS Healthcare, Inc., are expected to be from 10% to 13% over the next three years. Future operating revenue growth will continue to be driven by industry growth trends, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing policies, and changes in Federal government rules and regulations. The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology, nephrology, and rheumatology. Additionally, the Specialty Group distributes vaccines and blood plasma. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by HHS starting in January 2005 pursuant to the Medicare Modernization Act, or that may be proposed in the future, may have the effect of reducing the amount of medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since the Specialty Group provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for the Specialty Group. Although the Specialty Group has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

Pharmaceutical Distribution gross profit of $335.3 million in the quarter ended December 31, 2004 reflects a decrease of 16% from $400.5 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2004 was 2.78%, as compared to 3.32% in the prior-year quarter. The decline in gross profit was due to a decrease in the buy-side component of the gross margin, including a decline in inventory appreciation profits and alternate source and deal opportunities and the loss of the VA business in fiscal 2004. Contributing to the decline in inventory appreciation profits were lower levels of inventory on-hand during the current fiscal quarter, fewer than expected manufacturer price increases prior to the national election in November 2004, and less than expected manufacturer price increases on the Company’s top selling products. The Company expects that buy-side purchasing opportunities will continue to decrease in the future as pharmaceutical manufacturers increasingly seek to control the supply channel through product allocations that limit the inventory the Company can purchase and through the imposition of inventory management and other agreements that prohibit or restrict the Company’s right to purchase inventory from alternate source suppliers. Although the Company seeks in any such agreements to obtain appropriate compensation from pharmaceutical manufacturers for foregoing buy-side purchasing opportunities, there can be no assurance that the agreements will function as intended and replace any or all lost profit opportunities. In addition, a significant amount of the Company’s payments under current pharmaceutical manufacturer agreements are triggered by pharmaceutical manufacturer price increases. Although the Company is negotiating with pharmaceutical manufacturers to change the payment trigger and lessen its dependence on pharmaceutical manufacturer price increases, there can be no assurance that the Company will be successful in transforming its relationships to a fee-for-service structure from their current structure.

The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $235.4 million in the quarter ended December 31, 2004 reflected an increase of 9% from $216.0 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the quarter ended December 31, 2004 were 1.95%, as compared to 1.79% in the prior-year quarter, an increase of 16 basis points. A significant reduction of a previously recorded allowance for doubtful account in the quarter ended December 31, 2003 had the effect of improving the prior-year operating expense as a percentage of revenue by 14 basis points. Other operating expense increases in the quarter ended December 31, 2004 primarily related to start-up costs in connection with the new distribution facilities, which costs were substantially offset by continued productivity gains achieved throughout the Company’s distribution network.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pharmaceutical Distribution operating income of $99.8 million in the quarter ended December 31, 2004 reflected a decrease of 46% from $184.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended December 31, 2004 was 0.83%, as compared to 1.53% in the prior-year quarter. The decline over the prior-year percentage was due primarily to the reduction in gross margin. While management historically has been able to lower expense ratios there can be no assurance that reductions will occur in the future, or that expense ratio reductions will offset possible declines in gross margins.

PharMerica Segment

PharMerica operating revenue of $385.6 million for the quarter ended December 31, 2004 reflects a decline of 4% from $402.4 million in the prior-year quarter. PharMerica’s decline in operating revenue was primarily due to competitive pressures that affected both the Long-Term Care and Workers’ Compensation businesses and increasing reductions in Medicaid reimbursement. The operating revenue growth rate in fiscal 2005 is expected to be flat. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented starting January 2005 pursuant to the Medicare Modernization Act as well as the implementation as early as March 2005 of the voluntary prescription drug benefit program thereunder) and the pharmaceutical inflation rate.

PharMerica gross profit of $106.8 million for the quarter ended December 31, 2004 reflects a decrease of 14% from $124.6 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2004 was 27.69%, as compared to 30.96% in the prior-year quarter. The decline in gross profit is primarily due to industry competitive pressures, and a reduction in the rates of reimbursement for the services provided by PharMerica, which continue to adversely affect gross profit margins in both the Workers’ Compensation business and the Long-Term Care business.

PharMerica operating expenses of $83.3 million for the quarter ended December 31, 2004 decreased 13% from $96.1 million in the prior-year quarter. As a percentage of operating revenue, operating expenses were reduced to 21.59% in the quarter ended December 31, 2004 from 23.88% in the prior-year quarter. The percentage reduction is primarily due to aggressive cost reductions in response to the decline in operating revenue, including the consolidation of local pharmacy administrative functions to regional centers for the Long-Term Care business, a reduction in bad debt expense due to continued improvements made in credit and collection practices, and continued improvements in operating practices of both the Workers’ Compensation business and the Long-Term Care business.

PharMerica operating income of $23.5 million for the quarter ended December 31, 2004 decreased 17% from $28.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended December 31, 2004 was 6.10%, as compared to 7.08% in the prior-year quarter. The reduction was due to the aforementioned decline in gross profit margin in excess of the decline in the operating expense ratio. While management historically has been able to lower expense ratios there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible further declines in gross margins.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at December 31, 2004, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
Bergen 7 1/4% senior notes due 2005	$99,962	$—
8 1/8% senior notes due 2008	500,000	—
7 1/4% senior notes due 2012	300,000	—
AmeriSource 5% convertible subordinated notes due 2007	267,215	—
Other	3,184	—

Total fixed-rate debt	1,170,361	—

Variable-Rate Debt:
Blanco revolving credit facility due 2005	55,000	—
Revolving credit facility due 2009	—	636,583
Receivables securitization facility due 2007	—	1,050,000

Total variable-rate debt	55,000	1,686,583

Total debt, including current portion	$1,225,361	$1,686,583

The Company’s $1.8 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

In July 2003, the Company entered into a $1.05 billion receivables securitization facility (“Receivables Securitization Facility”). In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to AmeriSource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended its Receivables Securitization Facility and under the terms of the amendment the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to December 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and the expiration date was extended to December 2005. The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The program fee is 75 basis points for the three-year tranche and was reduced from 45 basis points to 35 basis points for the 364-day tranche. Additionally, the commitment fee on any unused credit was reduced from 30 basis points to 25 basis points for the three-year tranche and from 25 basis points to 17.5 basis points for the 364-day tranche. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the Securitization Facility are applied on a pro-rata basis to the $700 million and $350 million tranches. At December 31, 2004, there were no borrowings under the Receivables Securitization Facility. In connection with entering into the Receivables Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. The facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In December 2004, the Company entered into a new $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior Credit Agreement (defined below). There were no borrowings outstanding under the Senior Revolving Credit Facility at

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

December 31, 2004. Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating (1.0% over LIBOR or the prime rate at December 31, 2004). The Company will pay quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating (0.25% at December 31, 2004). In connection with entering into the Senior Revolving Credit Facility, the Company incurred approximately $2.5 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. These covenants are less restrictive than those under the Senior Credit Agreement, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

The Senior Credit Agreement consisted of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both had been scheduled to mature in August 2006. The Term Facility had scheduled quarterly maturities, which began in December 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The scheduled term loan payments were made in fiscal 2004 and 2003. In December 2004, in connection with entering into the new Senior Revolving Credit Facility, as defined above, the Company repaid the remaining $180 million outstanding under the Term Facility and there were no borrowings outstanding under the Revolving Facility. In connection with the early repayment of the Term Facility, the Company incurred a loss of $1.0 million relating to the write-off of deferred financing costs.

In December 2000, the Company issued $300.0 million of 5% convertible subordinated notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into common stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company had the option to redeem all or a portion of the notes that had not been previously converted. In December 2004, the Company announced that it would redeem its 5% convertible subordinated notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The noteholders were given the option to accept cash or convert the notes to common stock of the Company. The notes are convertible into 5,663,730 shares of common stock, which translates to a conversion ratio of 18.8791 shares of common stock for each $1,000 principal amount of notes. As of December 31, 2004, the Company had issued 618,944 shares of common stock from treasury to noteholders to redeem $32.8 million of the notes. On January 3, 2005, the Company issued 5,044,200 shares of common stock from treasury to convert the remaining $267.2 million of the notes outstanding as of December 31, 2004. Subject to the approval of the Company’s board of directors and to market conditions, the Company intends to repurchase a number of shares of common stock in fiscal 2005 substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes.

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At December 31, 2004, the Company had approximately $1.2 billion of fixed-rate debt with a weighted average interest rate of 7.1% and $55 million of variable-rate debt with a weighted average interest rate of 4.0%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at December 31, 2004. For every $100 million of unhedged variable-rate debt outstanding, a 40 basis-point increase in interest rates (one-tenth of the average variable-rate at December 31, 2004) would increase the Company’s annual interest expense by $0.4 million.

The Company’s operating results have generated cash flow, which, together with availability under its debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt and any repurchases of shares of the Company’s common stock. The Company’s primary ongoing cash requirements will be to finance working capital, fund the repayment of debt and the payment of interest on debt, finance merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the quarter ended December 31, 2004, the Company received two cash settlements from suppliers relating to antitrust litigation matters and recognized a gain of $18.8 million, net of attorney fees and payments due to other parties.

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at December 31, 2004 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,225,399	$423,288	$1,406	$500,705	$300,000

Operating Leases	203,714	58,569	77,667	41,270	26,208

Other Commitments	1,247,317	73,143	157,671	235,396	781,107

Total	$2,676,430	$555,000	$236,744	$777,371	$1,107,315

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect obligations at fair value on the effective date of the acquisition. These differences are being amortized over the terms of the respective obligations.

The $55 million Blanco revolving credit facility, which expires in May 2005, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2004 because the Company has the ability and intent to refinance it on a long-term basis. Additionally, borrowings under the Blanco facility are secured by a standby letter of credit under the Senior Revolving Credit Facility, and therefore the Company is effectively financing this debt on a long-term basis through that arrangement.

The remaining $267.2 million of 5% convertible notes due December 1, 2007 is included in the “Within 1 year” column in the above repayment table. As previously noted, these notes were converted on January 3, 2005 through the issuance of common stock. This borrowing was not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2004 because the notes were subsequently converted to equity and the Company did not utilize working capital to effect the redemption.

In December 2004, the Company entered into a distribution agreement with a Canadian influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. The Canadian manufacturer expects to receive FDA approval by the 2007/2008 influenza season; however, FDA approval may be received earlier. If the initial year of the purchase commitment begins in fiscal 2008, then the Company anticipates its purchase commitment for that year will approximate $104 million. Based on an assumed 5% annual increase in the cost of purchasing the influenza vaccine from the current estimated market price of $7.50, the Company anticipates its total purchase commitment (assuming the commitment commences in fiscal 2008) will be approximately $1.0 billion. The influenza vaccine commitment is included in Other Commitments in the above table.

The Company has an agreement with another supplier to purchase 9.2 million doses, 10.2 million doses, and 11.2 million doses of an influenza vaccine in calendar years 2005, 2006, and 2007, respectively, provided the vaccine is approved and available for distribution. The Company estimates its total purchase commitment as of December 31, 2004 is approximately $225 million. This influenza vaccine commitment is also included in Other Commitments in the above table.

In connection with its integration plans, the Company intends to build six new distribution facilities (two of which were operational as of December 31, 2004) over the next two to three years. Five of the new distribution facilities will be owned by the Company. In December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for the other new facility; this obligation is reflected in Operating Leases in the above table. The Company has been entering into commitments relating to site selection, purchase of land, design and construction of four of the five new facilities to be owned on a turnkey basis with a construction development company. As of December 31, 2004, the Company has taken ownership of and made payment on four of the five new facilities to be owned as the developer has substantially completed construction of each facility. The Company has paid the construction development company $84.5 million for the four substantially completed facilities. The Company has taken ownership of the land and construction-in-progress relating to the fifth facility to be owned prior to its

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

substantial completion. As of December 31, 2004, the Company has $24.0 million of remaining commitments primarily relating to the construction of one of the facilities. The facility commitment entered into as of December 31, 2004 is included in Other Commitments in the above table.

During the three months ended December 31, 2004, the Company’s operating activities provided $122.7 million of cash as compared to cash used of $454.4 million in the prior-year quarter. Cash provided by operations during the three months ended December 31, 2004 was principally the result of net income of $64.4 million, non-cash items of $51.7 million, a decrease in accounts receivable of $53.1 million offset partially by an increase in merchandise inventories of $65.8 million. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 8.8 times in the three months ended December 31, 2004 from 7.7 times in the prior-year quarter. The improvement was derived from lower average inventory levels due to an increase in the number of inventory management agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. Additionally, the Company’s change in accounting for customer returns in fiscal 2004 had the impact of reducing the inventory turnover rate by 0.5 times in the quarter ended December 31, 2004. Average days sales outstanding for the Pharmaceutical Distribution segment decreased to 15.4 days in the three months ended December 31, 2004 from 16.9 days in the prior-year quarter. The Company’s change in accounting for customer sales returns had the effect of decreasing average days sales outstanding for the three months ended December 31, 2004 by 2.1 days. Average days sales outstanding for the PharMerica segment were 38.3 days in the three months ended December 31, 2004 compared to 37.5 days in the prior-year quarter. Operating cash uses during the three months ended December 31, 2004 included $25.2 million in interest payments and $22.3 million of income tax payments, net of refunds. It is anticipated that cash to be provided by operations for fiscal 2005 will be between $375 million and $475 million.

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

Capital expenditures for the three months ended December 31, 2004 were $79.2 million and related principally to the construction of the new distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation. The Company estimates that it will spend approximately $175 million to $200 million for capital expenditures during fiscal 2005.

Cash provided by investing activities included $20.7 million from two sale-leaseback transactions entered into by the Company with a financial institution and $3.6 million from the sale of the Company’s Rita Ann cosmetics business.

Capital expenditures for the quarter ended December 31, 2003 were $51.5 million and related principally to the acquisition of one of the Company’s new warehouses, investments in warehouse improvements, information technology and warehouse automation.

During the quarter ended December 31, 2004, as described above, the Company repaid the remaining $180.0 million outstanding under the Term Loan Facility. Additionally, during the quarter ended December 31, 2004, the Company acquired $253.0 million of its common stock outstanding. During the quarter ended December 31, 2003, the Company repaid $15.0 million of the Term Facility, as described above.

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the quarter ended December 31, 2004, the Company acquired 4.8 million shares of its common stock for $253.0 million. As of December 31, 2004, under the $500 million repurchase

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

program, the Company has acquired 7.6 million shares of its common stock for a total of $397.7 million. The Company expects to complete its $500 million repurchase program in fiscal 2005. Additionally, as previously noted, subject to the approval of the Company’s board of directors and to market conditions, the Company intends to repurchase a number of shares of common stock in fiscal 2005 substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes.

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. Most recently, a dividend of $0.025 per share was declared by the Company’s board of directors on February 7, 2005, and will be paid on March 7, 2005 to stockholders of record as of the close of business on February 18, 2005. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Recently Issued Financial Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. The Company will adopt SFAS 123R beginning on July 1, 2005 for the quarter ending September 30, 2005 and as a result, will begin to expense all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense all future options issued subsequent to June 30, 2005 over their vesting periods. The Company believes that the expensing of options may be material to the consolidated financial statements.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plans to consolidate its distribution network. Various factors, including competitive pressures, success of the Pharmaceutical Distribution segment’s ability to transition its business model to fee-for-service, success of integration, restructuring or systems initiatives, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in U.S. Government policies (including reimbursement changes arising from the Medicare Modernization Act), customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and elsewhere in that report and in this report.

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14(c) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report. There were no changes during the fiscal quarter ended December 31, 2004 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. As of December 31, 2004, the Company had purchased $397.7 million of its common stock for a weighted-average price of $52.47. The following table sets forth the number of shares purchased and the average price paid per share during the quarter ended December 31, 2004, and the dollar value that may yet be purchased under this program as of December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to October 31	4,818,000	$52.52	7,579,500	$102,280,881

Total	4,818,000	52.52	7,579,500	102,280,881

Subsequent to December 31, 2004, the Company purchased an additional 100,000 shares of its common stock for a total cost of $5.6 million.

ITEM 6. Exhibits.

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

By	/s/ R. David Yost
R. David Yost
Chief Executive Officer

By	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Senior Vice President and Chief Financial Officer

February 7, 2005