Form 10-Q
period 2005-03-31
AMERISOURCEBERGEN CORP
filed 2005-05-09
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2005 was 104,208,351.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,153,432	$871,343
Accounts receivable, less allowances for returns and doubtful accounts: $417,657 at March 31, 2005 and $464,354 at September 30, 2004	2,450,124	2,260,973
Merchandise inventories	4,623,581	5,135,830
Prepaid expenses and other	18,764	27,243

Total current assets	8,245,901	8,295,389

Property and equipment, at cost:
Land	42,959	42,959
Buildings and improvements	255,069	233,397
Machinery, equipment and other	466,027	433,555

Total property and equipment	764,055	709,911
Less accumulated depreciation	270,040	244,647

Property and equipment, net	494,015	465,264

Other assets:
Goodwill	2,449,006	2,448,275
Intangibles, deferred charges and other	443,890	445,075

Total other assets	2,892,896	2,893,350

TOTAL ASSETS	$11,632,812	$11,654,003

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)	March 31, 2005	September 30, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,655,556	$4,947,037
Accrued expenses and other	338,946	419,381
Current portion of long-term debt	101,433	281,360
Accrued income taxes	87,735	94,349
Deferred income taxes	369,057	361,781

Total current liabilities	6,552,727	6,103,908

Long-term debt, net of current portion	856,371	1,157,111
Other liabilities	61,721	53,939

Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 113,511,040 shares and 104,181,834 shares at March 31, 2005, respectively, and 112,454,005 shares and 109,692,505 shares at September 30, 2004, respectively	1,135	1,125
Additional paid-in capital	3,200,483	3,146,207
Retained earnings	1,495,031	1,350,046
Accumulated other comprehensive loss	(13,577)	(13,577)
Treasury stock, at cost: 9,329,206 shares at March 31, 2005 and 2,761,500 shares at September 30, 2004	(521,079)	(144,756)

Total stockholders’ equity	4,161,993	4,339,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,632,812	$11,654,003

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Operating revenue	$12,243,148	$12,332,842	$24,447,463	$24,585,579
Bulk deliveries to customer warehouses	948,428	1,018,919	2,383,155	2,108,353

Total revenue	13,191,576	13,351,761	26,830,618	26,693,932
Cost of goods sold	12,689,461	12,771,318	25,873,012	25,588,439

Gross profit	502,115	580,443	957,606	1,105,493
Operating expenses:
Distribution, selling and administrative	297,835	300,463	595,386	595,846
Depreciation	17,636	15,693	35,686	29,743
Amortization	3,125	2,823	6,229	5,489
Facility consolidations and employee severance	1,837	2,216	6,970	3,769
Impairment charge	5,259	—	5,259	—

Operating income	176,423	259,248	308,076	470,646
Other income	(383)	(3,663)	(1,441)	(1,076)
Interest expense	14,513	30,871	36,589	62,378
Loss on early retirement of debt	—	—	1,015	—

Income from continuing operations before taxes and cumulative effect of change in accounting	162,293	232,040	271,913	409,344
Income taxes	62,321	89,334	104,415	157,597

Income from continuing operations before cumulative effect of change in accounting	99,972	142,706	167,498	251,747
Discontinued operations (Note 2):
Loss from discontinued operations, net of tax	550	554	6,958	1,121
Cumulative effect of change in accounting, net of tax of $6,341 (Note 1)	—	—	10,172	—

Net income	$99,422	$142,152	$150,368	$250,626

Earnings per share:
Basic earnings per share:
Continuing operations	0.91	1.28	1.56	2.25
Discontinued operations	—	(0.01)	(0.06)	(0.01)
Cumulative effect of change in accounting	—	—	(0.10)	—

Net income	$0.91	$1.27	$1.40	$2.24

Diluted earnings per share:
Continuing operations	0.91	1.23	1.53	2.18
Discontinued operations	(0.01)	—	(0.06)	(0.01)
Cumulative effect of change in accounting	—	—	(0.09)	—

Net income	$0.90	$1.23	$1.38	$2.17

Weighted average common shares outstanding:
Basic	109,645	111,847	107,584	111,738
Diluted	110,234	117,946	110,932	117,948
Cash dividends declared per share of common stock	$0.025	$0.025	$0.050	$0.050

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)
	Six months ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$150,368	$250,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	38,165	31,614
Amortization, including amounts charged to interest expense	8,628	9,358
Provision (benefit) on accounts receivable	1,955	(10,756)
Other loss (income)	3,818	(1,076)
Provision for deferred income taxes	16,663	41,565
Employee stock compensation	452	1,236
Loss on disposal of property and equipment	495	855
Loss on early retirement of debt	1,015	—
Loss on sale of discontinued operations	10,549	—
Cumulative effect of change in accounting, net of tax	10,172	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(183,994)	(536,075)
Merchandise inventories	461,962	128,902
Prepaid expenses and other assets	9,462	(4,403)
Accounts payable, accrued expenses and income taxes	664,777	101,362
Other	(1,481)	8,810

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,193,006	22,018

INVESTING ACTIVITIES
Capital expenditures	(123,246)	(85,335)
Cost of acquired companies, net of cash acquired, and other	(588)	(45,710)
Proceeds from sale-leaseback transactions	20,732	—
Proceeds from sale of discontinued operations	3,560	—

NET CASH USED IN INVESTING ACTIVITIES	(99,542)	(131,045)

FINANCING ACTIVITIES
Long-term debt repayments	(180,000)	(30,000)
Purchases of common stock	(675,348)	—
Exercise of stock options	53,503	8,542
Cash dividends on common stock	(5,381)	(5,607)
Deferred financing costs and other	(3,515)	139
Common stock purchases for employee stock purchase plan	(634)	(319)

NET CASH USED IN FINANCING ACTIVITIES	(811,375)	(27,245)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	282,089	(136,272)
Cash and cash equivalents at beginning of period	871,343	800,036

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,153,432	$663,764

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the interim periods ended March 31, 2005 and 2004 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Interim results may not be indicative of full year results.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

Change in Accounting Method

Effective October 1, 2004, the Company changed its method of recognizing cash discounts and other related manufacturer incentives. The Company previously recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. The Company now records cash discounts as a component of inventory cost and recognizes such discounts as a reduction to cost of goods sold upon the sale of the inventory. In connection with the Company’s transition to a fee-for-service model, the Company believes the change in accounting method provides a more objectively determinable method of recognizing cash discounts and a better matching of inventory cost to revenue, as inventory turnover rates are expected to continue to improve.

The Company recorded a $10.2 million cumulative effect of change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the six months ended March 31, 2005. This $10.2 million cumulative effect adjustment reduced diluted earnings per share by $0.09 for the six months ended March 31, 2005. The Company also adjusted its previously reported consolidated statement of operations for the three months ended December 31, 2004 for this accounting change. The change decreased earnings from continuing operations for the December quarter by approximately $3.3 million, net of tax, or $0.03 per diluted share from continuing operations. The accounting change is incorporated in the Company’s results of operations for the three months ended March 31, 2005. The change improved earnings from continuing operations in the March quarter by approximately $12.2 million, net of tax, or $0.11 per diluted share from continuing operations.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The pro forma effect of this accounting change on prior periods is as follows:

(in thousands, except per share data)	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Income from continuing operations before cumulative effect of change in accounting:
As Reported	$142,706	$251,747
Pro Forma	$142,381	$247,270
Net income:
As Reported	$142,152	$250,626
Pro Forma	$141,827	$246,149

Basic earnings per share from continuing operations:
As Reported	$1.28	$2.25
Pro Forma	$1.27	$2.21

Diluted earnings per share from continuing operations:
As Reported	$1.23	$2.18
Pro Forma	$1.23	$2.14

Recently Issued Financial Accounting Standard

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the United States Securities and Exchange Commission issued a new rule allowing public companies to delay the adoption of SFAS No. 123R starting with annual periods beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123R beginning on October 1, 2005 and, therefore, will begin to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense the fair value of all future options granted subsequent to September 30, 2005 over their vesting periods. The Company believes that the expensing of options may be material to the consolidated financial statements. Currently, the Company cannot determine the impact of SFAS No. 123R as it will depend, among other things, on the number of share-based awards granted in the future.

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

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$99,422	$142,152	$150,368	$250,626
Add: Stock-related compensation expense included in reported net income, net of income taxes	165	110	276	443
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(686)	(6,468)	(1,060)	(12,405)

Pro forma net income	$98,901	$135,794	$149,584	$238,664

Earnings per share:
Basic, as reported	$0.91	$1.27	$1.40	$2.24

Basic, pro forma	$0.90	$1.21	$1.39	$2.14

Diluted, as reported	$0.90	$1.23	$1.38	$2.17

Diluted, pro forma	$0.90	$1.17	$1.37	$2.07

The SFAS No. 123 stock-related compensation expense in the above table decreased in the three and six months ended March 31, 2005 compared to the prior-year periods. This decline was primarily due to the Company, effective September 1, 2004, vesting all employee options then outstanding with an exercise price in excess of $54.10 (the closing stock price on August 31, 2004). The accelerated vesting was approved by the Compensation and Succession Planning Committee of the Company’s board of directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R). The SFAS No. 123 stock-related compensation expense is typically amortized over the related vesting period; therefore, the options that were vested did not impact the expense during the three and six months ended March 31, 2005.

Note 2.    Discontinued Operations

In December 2004, the Company sold Rita Ann Distributors (“Rita Ann”), its cosmetics distribution business, which was a component of its Pharmaceutical Distribution reportable segment, for $3.6 million, subject to a working capital adjustment. The operations of Rita Ann, including the Company’s loss on sale of the business of $6.5 million, have been reported as discontinued operations for the three and six months ended March 31, 2005 and 2004 in the consolidated statements of operations.

Note 3.    Stockholders’ Equity and Earnings Per Share

In February 2005, the Company’s board of directors authorized the repurchase of the Company’s common stock up to an aggregate amount of 5.7 million shares, subject to market conditions. During the quarter ended March 31, 2005, the Company acquired 0.4 million shares in the open market for a total of $25.9 million. In addition, on March 30, 2005, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution to purchase the remaining 5.3 million shares immediately from the financial institution at a cost of $293.8 million, with the financial institution subsequently purchasing an equivalent number of shares in the open market through April 21, 2005. As of March 31, 2005, the company had acquired all the shares authorized under this program for a total of $319.7 million. The ASR transaction was completed on April 21, 2005, as a result, the Company paid the financial institution a cash settlement of $16.6 million.

In August 2004, the Company’s board of directors authorized the repurchase of the Company’s common stock up to an aggregate amount of $500 million, subject to market conditions. During the six months ended March 31, 2005, the Company acquired 6.5 million shares of its common stock under this program for $355.3 million. As of March 31, 2005, the Company had acquired a total of 9.3 million shares to complete this repurchase program.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods plus the dilutive effect of stock options. Additionally, the diluted calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to income from continuing operations in determining income from continuing operations available to common stockholders. On January 3, 2005, the Company completed the redemption of its 5% convertible subordinated notes (see Note 5 for further details). As a result, the amount added back to income from continuing operations for the after-tax effect of interest expense for the quarter ended March 31, 2005 was significantly reduced as the notes were not outstanding for a majority of the period. Substantially all of the common stock issued in connection with the 5% note redemption was repurchased by the Company.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2005	2004	2005	2004
Income from continuing operations, before cumulative effect of change in accounting	$99,972	$142,706	$167,498	$251,747
Interest expense - convertible subordinated notes, net of income taxes	28	2,530	2,539	5,060

Income from continuing operations available to common stockholders	$100,000	$145,236	$170,037	$256,807

Weighted average common shares outstanding - basic	109,645	111,847	107,584	111,738
Effect of dilutive securities:
Options to purchase common stock	477	435	450	546
Convertible subordinated notes	112	5,664	2,898	5,664

Weighted average common shares outstanding - diluted	110,234	117,946	110,932	117,948

Note 4.    Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2005 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2004	$2,179,319	$268,956	$2,448,275
Adjustment to goodwill due to purchase price adjustments relating to prior period acquisitions of businesses	731	—	731

Goodwill at March 31, 2005	$2,180,050	$268,956	$2,449,006

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	March 31, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Tradenames	$254,952	$—	$254,952	$257,652	$—	$257,652
Amortized intangibles:
Customer lists and other	84,639	(28,428)	56,211	89,852	(26,701)	63,151

Total other intangible assets	$339,591	$(28,428)	$311,163	$347,504	$(26,701)	$320,803

During the quarter ended March 31, 2005, the Company completed an impairment test of certain intangible assets due to the existence of impairment indicators within its Technology Group. As a result of this review, the Company determined that certain intangible assets were impaired as of March 31, 2005 and recorded an impairment charge of $5.3 million in the Company’s results of operations for the quarter and six months ended March 31, 2005.

Amortization expense for other intangible assets was $6.2 million and $5.5 million in the six months ended March 31, 2005 and 2004, respectively. Amortization expense for other intangible assets is estimated to be $12.6 million in fiscal 2005, $12.2 million in fiscal 2006, $9.9 million in fiscal 2007, $5.5 million in fiscal 2008, $3.2 million in fiscal 2009, and $19.0 million thereafter.

Note 5. Debt

Debt consisted of the following (in thousands):

	March 31, 2005	September 30, 2004
Term loan facility at 3.02%	$—	$180,000
Revolving credit facility due 2009	—	—
Blanco revolving credit facility at 4.31% and 3.34%, respectively, due 2006	55,000	55,000
AmerisourceBergen securitization financing due 2007	—	—
Bergen 7 1/4% senior notes due 2005	99,985	99,939
8 1/8 % senior notes due 2008	500,000	500,000
7¼% senior notes due 2012	300,000	300,000
AmeriSource 5% convertible subordinated notes due 2007	—	300,000
Other	2,819	3,532

Total debt	957,804	1,438,471
Less current portion	101,433	281,360

Total, net of current portion	$856,371	$1,157,111

A description of the principal terms of the aforementioned debt is set forth in Note 5 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In December 2004, the Company entered into a new $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior Credit Agreement, as defined below. There were no borrowings outstanding under the Senior Revolving Credit Facility at March 31, 2005. Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating (1.0% over LIBOR or the prime rate at March 31, 2005). Availability under the Senior Revolving Credit Facility is

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

reduced by the amount of outstanding letters of credit ($63.6 million at March 31, 2005). The Company will pay quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating (0.25% at March 31, 2005). In connection with entering into the Senior Revolving Credit Facility, the Company incurred approximately $2.5 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In August 2001, the Company had entered into a senior secured credit agreement (the “Senior Credit Agreement”) with a syndicate of lenders. The Senior Credit Agreement consisted of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both of which had been scheduled to mature in August 2006. The Term Facility had scheduled quarterly maturities, which began in December 2002, totaling $60 million in each of fiscal 2003 and 2004, $80 million in fiscal 2005 and $100 million in fiscal 2006. The Company previously paid the scheduled quarterly maturities of $60 million in fiscal 2004 and 2003. In December 2004, in connection with entering into the new Senior Revolving Credit Facility, as defined above, the Company repaid the remaining $180 million outstanding under the Term Facility and there were no borrowings outstanding under the Revolving Facility. In connection with the early repayment of the Term Facility, the Company incurred a loss of $1.0 million relating to the write-off of deferred financing costs.

In April 2005, the Company entered into a new $55 million Blanco revolving credit facility, which replaced the existing facility at March 31, 2005. Borrowings under the new Blanco revolving credit facility are guaranteed by the Company, whereas borrowings on the existing facility at March 31, 2005 were secured by the Senior Revolving Credit Facility (defined above). The new facility expires in April 2006 and borrowings under the new facility will bear interest at LIBOR plus 90 basis points.

In fiscal 2003, the Company entered into a $1.05 billion receivables securitization facility (“Securitization Facility”). In connection with the Securitization Facility, AmerisourceBergen Drug Corporation (“ABDC”) sells on a revolving basis certain accounts receivable to AmeriSource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended the Securitization Facility and under the terms of the amendment the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to December 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and the expiration date was extended to December 2005. The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The program fee is 75 basis points for the three-year tranche and was reduced from 45 basis points to 35 basis points for the 364-day tranche at March 31, 2005. Additionally, the commitment fee on any unused credit has been reduced from 30 basis points to 25 basis points for the three-year tranche and from 25 basis points to 17.5 basis points for the 364-day tranche at March 31, 2005. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the Securitization Facility are applied on a pro-rata basis to the $700 million and $350 million tranches. At March 31, 2005, there were no borrowings outstanding under the Securitization Facility. In connection with entering into the Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. This facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In December 2004, the Company announced that it would redeem its 5% convertible subordinated notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The noteholders were given the option to accept cash or convert the notes to common stock of the Company. The notes were convertible into 5,663,730 shares of common stock, which translated to a conversion ratio of 18.8791 shares of common stock for each $1,000 principal amount of notes. As of March 31, 2005, the Company had issued 5,663,144 shares of common stock from treasury to noteholders to redeem substantially all of the notes and paid $31,000 to redeem the remaining notes.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Facility Consolidations and Employee Severance

In 2001, the Company developed integration plans to consolidate its distribution network and eliminate duplicative administrative functions. The Company’s plan, as revised, is to have a distribution facility network consisting of less than 30 facilities within the next two years. The plan includes building six new facilities (three of which are operational as of March 31, 2005) and closing facilities (20 of which have been closed through March 31, 2005). Construction activities on the remaining three new facilities are ongoing (two of which will be operational by the end of calendar 2005). The Company anticipates closing a total of six facilities in fiscal 2005.

The Company closed four distribution facilities in fiscal 2004 and eliminated certain administrative and operational functions (“the fiscal 2004 initiatives”). The Company closed three facilities during the six months ended March 31, 2005 and announced plans to continue to consolidate and eliminate certain administrative functions (the “fiscal 2005 initiatives”). During the six months ended March 31, 2005, the Company recorded $7.0 million of employee severance and lease cancellation costs primarily relating to the 2005 and 2004 initiatives. As of March 31, 2005, approximately 602 employees had received termination notices as a result of these initiatives, of which 542 have been terminated. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The following table displays the activity in accrued expenses and other from October 1, 2004 to March 31, 2005 related to the integration plans discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2004	$2,984	$68	$3,052

Expense recorded during the period	6,008	962	6,970

Payments made during the period	(5,705)	(912)	(6,617)

Balance as of March 31, 2005	$3,287	$118	$3,405

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans in which the Company participates (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Service cost	$804	$1,084	$1,606	$2,168
Interest cost on projected benefit obligation	1,504	1,451	3,014	2,902
Expected return on plan assets	(1,418)	(1,279)	(2,836)	(2,558)
Amortization of prior service cost	31	36	62	72
Recognized net actuarial loss	376	403	752	806
Settlement loss	4	368	43	368

Net periodic pension cost of defined benefit pension plans	1,301	2,063	2,641	3,758
Net pension cost of multi-employer plans	447	404	993	816

Total pension expense	$1,748	$2,467	$3,634	$4,574

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Interest cost on projected benefit obligation	$281	$299	$562	$598
Recognized net actuarial (gain) loss	(33)	41	(66)	82

Total postretirement benefit expense	$248	$340	$496	$680

The Company contributed $4.7 million and $2.9 million to its funded plans during the six months ended March 31, 2005 and 2004, respectively.

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

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of March 31, 2005, the Company has an accrued liability of $0.9 million that represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stockholder Derivative Lawsuit

The Company was named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed in March 2004 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action were all of the individuals who were serving as directors of the Company immediately prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleged, among other things, breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleged, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against certain of the individual defendants. The derivative action sought compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. The defendants believe that this derivative action is wholly without merit. In May 2004, the defendants filed a motion to dismiss the action on both procedural and substantive grounds. In February 2005, the District Court granted the defendants’ motion to dismiss the entire action. Following the dismissal of the action, the derivative plaintiff made demand upon the Company to inspect the Company’s books and records. The Company believes that the demand is improper under Delaware law and has refused to allow the inspection. The derivative plaintiff obtained the right from the District Court to file an amended complaint within 30 days after resolution of the inspection demand and, thereafter, filed a complaint in the Delaware Chancery Court seeking to compel inspection of certain of the Company’s books and records. The Company intends to contest the latest action initiated by the derivative plaintiff.

Government Investigation

In June 2000, the Company learned that the U.S. Department of Justice had commenced an investigation focusing on the activities of a customer that illegally resold merchandise purchased from the Company and on the Company’s business relationship with that customer. The Company was contacted initially by the government at that time and cooperated fully. The Company had discontinued doing business with the customer in question in February 2000, after concluding this customer had demonstrated suspicious purchasing behavior. From 2001 through September 2003, the Company had no further contact with the government on this investigation. In September 2003, the Company learned that a former employee of the Company pled guilty to charges arising from his involvement with this customer. In November 2003, the Company was contacted by the U.S. Attorney’s Office in Sacramento, California, for some additional information relating to the investigation. In late December 2004, the government contacted the Company to request that the Company agree to extend the statute of limitations applicable to this matter. In January 2005, the Company indicated to the government its willingness to enter into an agreement for such purpose, but the government has not subsequently pursued its initial request to extend the statute of limitations. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this investigation at this time.

New York Attorney General Subpoena

In April 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchases pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. The Company has not been advised of any allegations of misconduct by the Company. The Company has engaged in discussions with the NYAG to clarify the scope of the subpoena and expects to respond to the subpoena, as clarified, during the fiscal quarter ending June 30, 2005. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this request.

Pharmaceutical Distribution Matters

In January 2002, Bergen Brunswig Drug Company (a predecessor of AmerisourceBergen Drug Corporation) was served with a complaint filed in the United States District Court for the District of New Jersey by Bracco Diagnostics Inc., one of its suppliers. The complaint, which included claims for fraud, breach of New Jersey’s Consumer Fraud Act, breach of contract and unjust enrichment, involved disputes relating to chargebacks and credits. The District Court subsequently granted the Company’s motion to dismiss the fraud and New Jersey Consumer Fraud Act counts. Discovery in this case was completed and the Company had filed a partial motion for summary judgment. On December 30, 2004, the Company settled this matter with Bracco Diagnostics, Inc. Taking into consideration the reserve the Company had previously established for this matter, the resolution of the case did not adversely affect the Company’s operating results for the six months ended March 31, 2005.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In April 2003, Petters Company, Inc. (“Petters”) commenced an action against the Company (and certain subsidiaries of the Company, including ABDC), and another company, Stayhealthy, Inc. (“Stayhealthy”), that is now pending in the United States District Court for the District of Minnesota. Petters claimed that the Company’s refusal to accept and pay for body fat monitors that the Company allegedly was obligated to purchase from Stayhealthy caused Stayhealthy to default on the repayment of loans made by Petters to finance Stayhealthy’s business. In January 2004, Petters was granted the right to file an amended complaint, which included claims for breach of contract, fraud, federal racketeering, conspiracy and punitive damages. In March 2004, Stayhealthy filed a crossclaim against the Company asserting claims for breach of contract, fraud, promissory estoppel, unjust enrichment, defamation, conversion, interference with economic advantage and federal trade libel. The crossclaim also named as defendants two former employees of the Company, as well as numerous pharmacies that are customers of the Company. In June 2004, the District Court denied the Company’s appeal of the decision allowing Petters to assert federal racketeering claims. In July 2004, the District Court denied the Company’s motion to transfer the case to the United States District Court for the Central District of California. The Company has answered the amended complaint and the crossclaim. Stayhealthy has dismissed its claims against the former employees and the pharmacies. Discovery in the case has been completed. In March 2005, the District Court granted the Company’s motion for summary judgment on Petters’ federal racketeering claims and on the majority of StayHealthy’s crossclaim. Trial on all remaining claims is currently scheduled to commence in June 2005.

PharMerica Matters

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received recycled medications prior to February 2000 from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs alleged that it was a deceptive trade practice under Hawaii law to sell recycled medications (i.e., medications that had previously been dispensed and then returned to the pharmacy) without disclosing that the medications were recycled. There were no allegations of physical harm to any patient and the law in Hawaii has subsequently changed to permit the use of recycled medications under certain conditions. In December 2004, PharMerica reached a tentative settlement of this matter. The settlement will not become final until the Hawaii Circuit Court approves the agreed-upon terms. Taking into consideration the reserve the Company had previously established for this matter, PharMerica’s tentative settlement of this matter did not adversely affect the Company’s operating results for the six months ended March 31, 2005.

In June 2004, the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) commenced an administrative action against PharMerica, Inc. (“PharMerica”) and its subsidiary, PharMerica Drug Systems, Inc. (“PDSI”) alleging that PDSI’s December 1997 acquisition of Hollins Manor I, LLC (“HMI”) from HCMF Corporation (“HCMF”) violated the anti-kickback provisions of the Social Security Act, 42 U.S.C. §1320a-7(a)(7). PDSI’s acquisition of HMI in 1997 predated both Bergen Brunswig Corporation’s acquisition of PharMerica in 1999 and the subsequent merger of AmeriSource Health Corporation and Bergen Brunswig Corporation to form the Company in August 2001. HMI was an institutional pharmacy that had been established to serve the nursing homes then operated by HCMF. OIG sought civil monetary penalties of $200,000, statutory damages of $21,600,000 (representing treble the purchase price that PDSI paid for HMI) and PDSI’s exclusion from Medicare, Medicaid and all federal healthcare programs for a period of 10 years. On March 29, 2005, PharMerica and PDSI entered into a settlement agreement (the “Settlement”) with the OIG. Under the Settlement, PharMerica paid $5,975,000 to HHS and PharMerica and PDSI entered into a five-year corporate integrity agreement (“CIA”) with the OIG. The CIA requires PharMerica and PDSI to satisfy a number of compliance and related reporting obligations, including adherence to certain procedural and recordkeeping requirements in connection with any purchase or sale of a pharmacy or other business unit that furnishes pharmaceuticals and related services that are reimbursable under Medicare, Medicaid or other federal healthcare programs. In turn, the OIG provided PharMerica and PDSI with a full release for the conduct covered by the administrative action, including an agreement not to pursue the exclusion of PharMerica or PDSI from participation in Medicare, Medicaid or other federal healthcare programs. Also as part of the Settlement, PharMerica and PDSI expressly denied any wrongdoing.

Note 9.    Antitrust Litigation Settlements

During the quarter ended December 31, 2004, the Company received two cash settlements from suppliers relating to antitrust litigation matters and recognized a gain of $18.8 million, net of attorney fees and payments due to other parties. This

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

gain was recorded as a reduction of cost of goods sold in the Company’s consolidated statements of operations for the six months ended March 31, 2005.

Note 10.    Business Segment Information

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes the operations of ABDC and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and AmerisourceBergen Specialty Group (“ABSG”) comprised over 90% of the segment’s operating revenue and operating income in the quarters and six month periods ended March 31, 2005 and 2004.

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

ABSG, through a number of individual operating businesses, provides distribution and other services, including group purchasing services, to physicians and alternate care providers who specialize in a variety of disease states, including oncology, nephrology, and rheumatology. ABSG also distributes vaccines, other injectables and plasma and other blood products. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization and other services for biotech and other pharmaceutical manufacturers, third party logistics, reimbursement consulting, practice management, and physician education.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The following tables present segment information for the three and six months ended March 31 (in thousands):

	Revenue
	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Pharmaceutical Distribution	$12,070,185	$12,151,538	$24,114,159	$24,229,120
PharMerica	391,090	392,078	776,711	794,518
Intersegment eliminations	(218,127)	(210,774)	(443,407)	(438,059)

Operating revenue	12,243,148	12,332,842	24,447,463	24,585,579
Bulk deliveries to customer warehouses	948,428	1,018,919	2,383,155	2,108,353

Total revenue	$13,191,576	$13,351,761	$26,830,618	$26,693,932

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Pharmaceutical Distribution	$151,548	$233,283	$245,987	$417,741
PharMerica	31,971	28,181	55,493	56,674
Facility consolidations and employee severance	(1,837)	(2,216)	(6,970)	(3,769)
Impairment charge	(5,259)	—	(5,259)	—
Gain on litigation settlements	—	—	18,825	—

Total operating income	176,423	259,248	308,076	470,646
Other income	(383)	(3,663)	(1,441)	(1,076)
Interest expense	14,513	30,871	36,589	62,378
Loss on early retirement of debt	—	—	1,015	—

Income from continuing operations before taxes and cumulative effect of change in accounting	$162,293	$232,040	$271,913	$409,344

Management evaluates segment operating income before other income, interest expense, loss on early retirement of debt, facility consolidations and employee severance, impairment charge, and gain on litigation settlements. All corporate office expenses are allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% and 7¼% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of either the 8 1/8% Notes and/or the 7¼% Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries of the 8 1/8% Notes and the 7¼% Notes, respectively, each exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of either the 8 1/8% Notes and/or the 7¼% Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 5 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements for AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2005 and September 30, 2004, statements of operations for the three and six months ended March 31, 2005 and 2004, and statements of cash flows for the six months ended March 31, 2005 and 2004.

CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,022,638	$102,958	$27,836	$—	$1,153,432
Accounts receivable, net	1,523	499,798	1,948,803	—	2,450,124
Merchandise inventories	—	4,588,922	34,659	—	4,623,581
Prepaid expenses and other	130	18,424	210	—	18,764

Total current assets	1,024,291	5,210,102	2,011,508	—	8,245,901

Property and equipment, net	—	493,299	716	—	494,015
Goodwill	—	2,445,869	3,137	—	2,449,006
Intangibles, deferred charges and other	14,817	426,304	2,769	—	443,890
Intercompany investments and advances	3,408,152	2,492,810	(1,722,939)	(4,178,023)	—

Total assets	$4,447,260	$11,068,384	$295,191	$(4,178,023)	$11,632,812

Current liabilities:
Accounts payable	$—	$5,622,815	$32,741	$—	$5,655,556
Accrued expenses and other	(165,021)	585,580	6,122	—	426,681
Current portion of long-term debt	—	101,433	—	—	101,433
Deferred income taxes	—	370,333	(1,276)	—	369,057

Total current liabilities	(165,021)	6,680,161	37,587	—	6,552,727
Long-term debt, net of current portion	800,000	1,371	55,000	—	856,371
Other liabilities	—	61,721	—	—	61,721
Stockholders’ equity	3,812,281	4,325,131	202,604	(4,178,023)	4,161,993

Total liabilities and stockholders’ equity	$4,447,260	$11,068,384	$295,191	$(4,178,023)	$11,632,812

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,152,564	$90,584	$—	$12,243,148
Bulk deliveries to customer warehouses	—	948,416	12	—	948,428

Total revenue	—	13,100,980	90,596	—	13,191,576
Cost of goods sold	—	12,604,377	85,084	—	12,689,461

Gross profit	—	496,603	5,512	—	502,115
Operating expenses:				—
Distribution, selling and administrative	—	321,070	(23,235)	—	297,835
Depreciation	—	17,584	52	—	17,636
Amortization	—	3,107	18	—	3,125
Facility consolidations and employee severance	—	1,837	—	—	1,837
Impairment charge	—	5,259	—	—	5,259

Operating income	—	147,746	28,677	—	176,423
Other income	—	(383)	—	—	(383)
Interest (income) expense	(8,086)	8,930	13,669	—	14,513

Income from continuing operations before taxes and equity in earnings of subsidiaries	8,086	139,199	15,008	-—	162,293
Income taxes	3,105	53,452	5,764	—	62,321
Equity in earnings of subsidiaries	94,441	—	—	(94,441)	—
Income from continuing operations	99,422	85,747	9,244	(94,441)	99,972
Loss from discontinued operations	—	550	—	—	550

Net income	$99,422	$85,197	$9,244	$(94,441)	$99,422

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,247,556	$85,286	$—	$12,332,842
Bulk deliveries to customer warehouses	—	1,018,910	9	—	1,018,919

Total revenue	—	13,266,466	85,295	—	13,351,761
Cost of goods sold	—	12,692,634	78,684	—	12,771,318

Gross profit	—	573,832	6,611	—	580,443
Operating expenses:
Distribution, selling and administrative	—	325,183	(24,720)	—	300,463
Depreciation	—	15,611	82	—	15,693
Amortization	—	2,805	18	—	2,823
Facility consolidations and employee severance	—	2,216	—	—	2,216

Operating income	—	228,017	31,231	—	259,248
Other income	—	(1,115)	(2,548)	—	(3,663)
Interest (income) expense	(4,538)	23,634	11,775	—	30,871

Income from continuing operations before taxes and equity in earnings of subsidiaries	4,538	205,498	22,004	—	232,040
Income taxes	1,745	79,162	8,427	—	89,334
Equity in earnings of subsidiaries	139,359	—	—	(139,359)	—
Income from continuing operations	142,152	126,336	13,577	(139,359)	142,706
Loss from discontinued operations	—	554	—	—	554

Net income	$142,152	$125,782	$13,577	$(139,359)	$142,152

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$24,262,942	$184,521	$—	$24,447,463
Bulk deliveries to customer warehouses	—	2,383,134	21	—	2,383,155

Total revenue	—	26,646,076	184,542	—	26,830,618
Cost of goods sold	—	25,699,472	173,540	—	25,873,012

Gross profit	—	946,604	11,002	—	957,606
Operating expenses:
Distribution, selling and administrative	—	634,797	(39,411)	—	595,386
Depreciation	—	35,585	101	—	35,686
Amortization	—	6,193	36	—	6,229
Facility consolidations and employee severance	—	6,970	—	—	6,970
Impairment charge	—	5,259	—	—	5,259

Operating income	—	257,800	50,276	—	308,076
Other income	—	(1,441)	—	—	(1,441)
Interest (income) expense	(13,038)	23,742	25,885	—	36,589
Loss on early retirement of debt	1,015	—	—	—	1,015

Income from continuing operations before taxes, equity in earnings of subsidiaries, and cumulative effect of change in accounting	12,023	235,499	24,391	—	271,913
Income taxes	4,617	90,431	9,367	—	104,415
Equity in earnings of subsidiaries	142,962	—	—	(142,962)	—

Income from continuing operations before cumulative effect of change in accounting	150,368	145,068	15,024	(142,962)	167,498
Loss from discontinued operations		6,958	—	—	6,958
Cumulative effect of change in accounting	—	10,094	78	—	10,172

Net income	$150,368	$128,016	$14,946	$(142,962)	$150,368

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$24,404,191	$181,388	$—	$24,585,579
Bulk deliveries to customer warehouses	—	2,108,337	16	—	2,108,353

Total revenue	—	26,512,528	181,404	—	26,693,932
Cost of goods sold	—	25,427,483	160,956	—	25,588,439

Gross profit	—	1,085,045	20,448	—	1,105,493
Operating expenses:
Distribution, selling and administrative	—	655,076	(59,230)	—	595,846
Depreciation	—	29,568	175	—	29,743
Amortization	—	4,988	501	—	5,489
Facility consolidations and employee severance	—	3,769	—	—	3,769

Operating income	—	391,644	79,002	—	470,646
Other income	—	(1,076)	—	—	(1,076)
Interest (income) expense	(12,480)	59,243	15,615	—	62,378

Income from continuing operations before taxes and equity in earnings of subsidiaries	12,480	333,477	63,387	—	409,344
Income taxes	4,805	128,388	24,404	—	157,597
Equity in earnings of subsidiaries	242,951	—	—	(242,951)	—

Income from continuing operations	250,626	205,089	38,983	(242,951)	251,747
Loss from discontinued operations	—	1,121	—	—	1,121

Net income	$250,626	$203,968	$38,983	$(242,951)	$250,626

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$150,368	$128,016	$14,946	$(142,962)	$150,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(133,857)	1,053,685	(20,152)	142,962	1,042,638

Net cash provided by (used in) operating activities	16,511	1,181,701	(5,206)	—	1,193,006

Capital expenditures	—	(123,246)	—	—	(123,246)
Proceeds from sale-leaseback transactions	—	20,732	—	—	20,732
Proceeds from sale of discontinued operations	—	3,560	—	—	3,560
Other	—	(588)	—	—	(588)

Net cash used in investing activities	—	(99,542)	—	—	(99,542)

Long-term debt repayments	(180,000)	—	—	—	(180,000)
Purchases of common stock	(675,348)	—	—	—	(675,348)
Deferred financing costs and other	(1,758)	(937)	(820)	—	(3,515)
Exercise of stock options	53,503	—	—	—	53,503
Cash dividends on common stock	(5,381)	—	—	—	(5,381)
Common stock purchases for employee stock purchase plan	(634)	—	—	—	(634)
Intercompany investments and advances	1,061,000	(1,060,438)	(562)	—	—

Net cash provided by (used in) financing activities	251,382	(1,061,375)	(1,382)	—	(811,375)

Increase (decrease) in cash and cash equivalents	267,893	20,784	(6,588)	—	282,089
Cash and cash equivalents at beginning of period	754,745	82,174	34,424	—	871,343

Cash and cash equivalents at end of period	$1,022,638	$102,958	$27,836	$—	$1,153,432

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

Pharmaceutical Distribution

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and AmerisourceBergen Specialty Group comprised over 90% of the segment’s operating revenue and operating income in the quarters and six-month periods ended March 31, 2005 and 2004.

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

As more fully described in the Company’s Form 10-K for the fiscal year ended September 30, 2004, ABDC is in a business model transition with respect to how manufacturers compensate us for our services. Historically, suppliers helped us generate gross profit in several ways, including cash discounts for prompt payments, inventory buying opportunities, rebates, inventory management and other agreements, vendor program arrangements, negotiated deals and other promotional opportunities. A significant portion of ABDC’s gross margin has been derived from our ability to purchase merchandise inventories in advance of pharmaceutical price increases and then hold these inventories until pharmaceutical prices increase, thereby generating a larger gross margin upon sale of the inventories. Over the last two years, pharmaceutical manufacturers have been increasing their control over the pharmaceutical supply channel by using product allocation methods, including the imposition of inventory management agreements (“IMAs”). Under most IMAs, we are paid for not speculating with respect to pharmaceutical price increases. However, in most cases our compensation under IMAs continues to be predicated upon pharmaceutical price increases. As of March 31, 2005, approximately two-thirds of our pharmaceutical distribution revenue is covered by IMAs and other vendor agreements. Additionally, pharmaceutical manufacturers increasingly have been restricting our ability to purchase their products from alternate sources and have been requesting more product and distribution sales data from us. We believe the changes that have been made provide pharmaceutical manufacturers with greater visibility over product demand and movement in the market and increased product safety and integrity by reducing the risks associated with product being available to the secondary market.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

All of the above has led to significant volatility in ABDC’s gross margin, and, therefore we are continuing our efforts to shift our pharmaceutical distribution business to a fee-for-service model where we are compensated for the services we provide manufacturers versus one that is dependent upon manufacturer price increases (as is the case with the IMA model). We continue to work with our pharmaceutical manufacturer partners to define fee-for-service terms that will adequately compensate us for our services. As of March 31, 2005, we have signed agreements with a number of the larger branded pharmaceutical manufacturers that we consider fee-for-service arrangements as well as some that we consider hybrid agreements with some attributes of IMAs and some attributes of fee-for-service arrangements. We believe the transition to a fee-for-service model is a collaborative approach that will improve the efficiency of the supply channel and establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. We expect to continue discussion of fee-for-service arrangements with the majority of pharmaceutical manufacturers and expect to have agreements in place with the majority of the large branded manufacturers by the end of calendar 2005. However, there can be no assurance that this business model transition will be successful.

The AmerisourceBergen Specialty Group (“ABSG”), through a number of individual operating businesses, provides distribution and other services, including group purchasing services, to physicians and alternate care providers who specialize in a variety of disease states, including oncology, nephrology, and rheumatology. ABSG also distributes vaccines, other injectables and plasma and other blood products. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization and other services for biotech and other pharmaceutical manufacturers, third party logistics, reimbursement consulting, practice management, and physician education.

The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by the U.S. Department of Health and Human Services (“HHS”) starting in January 2005 pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“ Medicare Modernization Act”), or that may be proposed in the future, may have the effect of reducing the amount of medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since the Specialty Group provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for the Specialty Group. Although the Specialty Group has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

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

The Company is currently evaluating the effect that the Medicare Modernization Act may have on the Long-Term Care business. As more fully described in the Company’s Form 10-K for the fiscal year ended September 30, 2004, the implementation of Medicare Part D could have an adverse effect on the Long-Term Care business. In January 2005, the Centers for Medicare and Medicaid Services (“CMS”) of HHS published final rules for the new voluntary prescription drug benefit program under the Medicare Modernization Act. The rules became effective in March 2005. While these rules established a framework, further information and guidance is expected to be provided by CMS. At this time, the future impact of the final rules on the Long-Term Care business cannot be determined.

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

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended March 31,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$12,070,185	$12,151,538	(1)%
PharMerica	391,090	392,078	—
Intersegment eliminations	(218,127)	(210,774)	3

Total	$12,243,148	$12,332,842	(1)%

	Operating Income Three Months Ended March 31,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$151,548	$233,283	(35)%
PharMerica	31,971	28,181	13
Facility consolidations and employee severance	(1,837)	(2,216)	(17)
Impairment charge	(5,259)	—	—

Total	$176,423	$259,248	(32)%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.21%	3.79%
Operating expenses	1.96%	1.87%
Operating income	1.26%	1.92%

PharMerica
Gross profit	29.25%	30.58%
Operating expenses	21.07%	23.40%
Operating income	8.17%	7.19%

AmerisourceBergen Corporation
Gross profit	4.10%	4.71%
Operating expenses	2.66%	2.60%
Operating income	1.44%	2.10%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Six Months Ended March 31,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$24,114,159	24,229,120	—%
PharMerica	776,711	794,518	(2)
Intersegment eliminations	(443,407)	(438,059)	1

Total	$24,447,463	24,585,579	(1)%

	Operating Income Six Months Ended March 31,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$245,987	$417,741	(41)%
PharMerica	55,493	56,674	(2)
Facility consolidations and employee severance	(6,970)	(3,769)	85
Impairment charge	(5,259)	—	—
Gain on litigation settlements	18,825	—	—

Total	$308,076	$470,646	(35)%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	2.98%	3.55%
Operating expenses	1.96%	1.83%
Operating income	1.02%	1.72%

PharMerica
Gross profit	28.47%	30.77%
Operating expenses	21.33%	23.64%
Operating income	7.14%	7.13%

AmerisourceBergen Corporation
Gross profit	3.92%	4.50%
Operating expenses	2.66%	2.58%
Operating income	1.26%	1.91%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended March 31, 2005 decreased 1% to $12.2 billion from $12.3 billion in the prior-year quarter. For the six months ended March 31, 2005, operating revenue decreased 1% to $24.4 billion from $24.6 billion in the prior-year period. These decreases were due to declines in operating revenue in the Pharmaceutical Distribution and PharMerica segments.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. Bulk deliveries for the quarter ended March 31, 2005 decreased 7% to $0.9 billion from $1.0 billion in the prior-year quarter. For the six months ended March 31, 2005, bulk deliveries increased 13% to $2.4 billion from $2.1 billion in the prior-year period. Changes in revenue relating to bulk deliveries fluctuate primarily due to changes in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

In connection with the transition to a fee-for-service model, we changed our method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. ABDC previously recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. ABDC now records cash discounts as a component of inventory cost and recognizes such discounts as a reduction of cost of goods sold upon the sale of the inventory. We believe the change in accounting method provides a more objectively determinable method of recognizing cash discounts and a better matching of inventory cost to revenue, as inventory turnover rates are expected to continue to improve.

We recorded a $10.2 million cumulative effect of change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the six months ended March 31, 2005. This $10.2 million cumulative effect adjustment reduced diluted earnings per share by $0.09 for the six months ended March 31, 2005. We also adjusted the previously reported consolidated statement of operations for the three months ended December 31, 2004 for this accounting change. The change decreased earnings from continuing operations for the December quarter by approximately $3.3 million, net of tax, or $0.03 per diluted share from continuing operations. The accounting change is incorporated in our results of operations for the three months ended March 31, 2005. The change improved earnings from continuing operations in the March quarter by approximately $12.2 million, net of tax, or $0.11 per diluted share from continuing operations. The accounting change had the effect of increasing gross profit and operating income by $19.7 million and $14.3 million for the quarter and six months ended March 31, 2005, respectively.

Gross profit of $502.1 million in the quarter ended March 31, 2005 decreased 13% from $580.4 million in the prior-year quarter. Gross profit of $957.6 million in the six months ended March 31, 2005 decreased 13% from $1,105.5 million in the prior-year period. During the quarter ended December 31, 2004, the Company recognized an $18.8 million gain from two antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction of cost of goods sold and contributed 2% of gross profit for the six months ended March 31, 2005. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2005 was 4.10%, as compared to the prior-year percentage of 4.71%. As a percentage of operating revenue, gross profit in the six months ended March 31, 2005 was 3.92%, as compared to 4.50% in the prior-year period. The decreases in gross profit and gross profit percentage in comparison with the prior-year percentages reflect declines in both the Pharmaceutical Distribution and PharMerica segments due to a decline in profits related to pharmaceutical price increases and other buy-side profits, changes in customer mix and competitive selling price pressures.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $318.6 million in the quarter ended March 31, 2005 decreased slightly from $319.0 million in the prior-year quarter. DSAD&A of $637.3 million in the six months ended March 31, 2005 reflects an increase of 1% compared to $631.1 million in the prior-year period. As a percentage of operating revenue, DSAD&A in the quarter and six months ended March 31, 2005 was 2.60% and 2.61%, respectively. As a percentage of operating revenue, DSAD&A in the quarter and six months ended March 31, 2004 was 2.59% and 2.57%, respectively. The increases in the DSAD&A percentages from the prior-year periods were due to increases in the Pharmaceutical Distribution segment offset partially by improvements in the PharMerica segment. The Pharmaceutical Distribution segment DSAD&A increased by $8.9 million and $28.4 million from the prior-year quarter and six-month period,

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

respectively. The prior-year six-month period benefited from a $17.5 million reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer. Additionally, the prior-year periods benefited from an $11.0 million net reduction in expense accruals primarily relating to employee benefit costs. The PharMerica segment DSAD&A decreased by $9.3 million and $22.2 million for the three and six months ended March 31, 2005, respectively, due to aggressive cost reductions in response to the declining operating revenue.

In 2001, the Company developed integration plans to consolidate its distribution network and eliminate duplicative administrative functions. The Company’s plan, as revised, is to have a distribution facility network consisting of less than 30 facilities within the next two years. The plan includes building six new facilities (three of which are operational as of March 31, 2005) and closing facilities (20 of which have been closed as of March 31, 2005). Construction activities on the remaining three new facilities are ongoing (two of which will be operational by the end of calendar 2005). The Company anticipates closing a total of six facilities in fiscal 2005.

The Company closed four distribution facilities in fiscal 2004 and eliminated certain administrative functions (“the fiscal 2004 initiatives”). The Company closed three facilities during the six months ended March 31, 2005 and announced plans to continue to consolidate and eliminate certain administrative functions (the “fiscal 2005 initiatives”). During the six months ended March 31, 2005, the Company recorded $7.0 million of employee severance and lease cancellation costs primarily relating to the 2005 and 2004 initiatives. As of March 31, 2005, approximately 602 employees had received termination notices as a result of these initiatives, of which 542 have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The Company paid a total of $6.6 million for employee severance and lease cancellation costs in the six months ended March 31, 2005 related primarily to the above initiatives. Remaining unpaid amounts of $3.4 million for employee severance and lease cancellation costs are included in accrued expenses and other in the accompanying consolidated balance sheet at March 31, 2005. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

During the quarter and six months ended March 31, 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets held by the Technology Group.

Operating income of $176.4 million for the quarter ended March 31, 2005 reflects a decrease of 32% from $259.2 million in the prior-year quarter. The Company’s operating income as a percentage of operating revenue was 1.44% in the quarter ended March 31, 2005 in comparison to 2.10% in the prior-year quarter. Operating income of $308.1 million for the six months ended March 31, 2005 reflects a decrease of 35% from $470.6 million in the prior-year period. The Company’s operating income as a percentage of operating revenue was 1.26% for the six months ended March 31, 2005, in comparison to 1.91% in the prior-year period. The declines in operating income were primarily due to decreases in gross profit. The gain on litigation settlements contributed approximately 8 basis points to the Company’s operating income as a percentage of operating revenue for the six months ended March 31, 2005.

During the quarter and six months ended March 31, 2004, the Company recorded other income of $3.5 million relating to its share of a gain resulting from the sale of substantially all of the assets of one of its technology equity investments.

Interest expense decreased 53% in the quarter ended March 31, 2005 to $14.5 million from $30.9 million in the prior-year quarter due to a reduction in average borrowings. Average borrowings, net of cash, during the quarter ended March 31, 2005 were $322 million as compared to average borrowings, net of cash, of $1.4 billion in the prior-year quarter. Interest expense decreased 41% in the six months ended March 31, 2005 to $36.6 million compared to $62.4 million in the prior-year period. Average borrowings, net of cash, during the six months ended March 31, 2005 were $548 million, as compared to average borrowings, net of cash, of $1.5 billion in the prior-year period. The reductions in average borrowings, net of cash, were achieved due to the Company’s strong cash flows generated from operations, including reduced merchandise inventories resulting from the aforementioned business model transition.

During the six months ended March 31, 2005, the Company recorded a $1.0 million loss resulting from the early retirement of debt (see Liquidity and Capital Resources).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income tax expense of $62.3 million and $104.4 million in the quarter and six months ended March 31, 2005 reflects an effective tax rate of 38.4% and is equal to the annual tax rate applicable for fiscal 2004. The tax provision for the quarter and six months ended March 31, 2005 was computed based on an estimate of the annual effective rate.

Income from continuing operations of $100.0 million for the quarter ended March 31, 2005 reflects a decrease of 30% from $142.7 million in the prior-year quarter primarily due to the decline in gross profit. Diluted earnings per share from continuing operations of $0.91 in the quarter ended March 31, 2005 reflects a 26% decrease from $1.23 per share in the prior-year quarter. Facility consolidations and employee severance decreased income from continuing operations by $1.1 million and decreased diluted earnings per share from continuing operations by $0.01 for the quarter ended March 31, 2005. Facility consolidations and employee severance decreased income from continuing operations by $1.4 million and reduced diluted earnings per share from continuing operations by $0.01 for the quarter ended March 31, 2004. Income from continuing operations of $167.5 million for the six months ended March 31, 2005 reflects a decrease of 33% from $251.7 million in the prior-year period primarily due to the decline in gross profit. Diluted earnings per share from continuing operations of $1.53 in the six months ended March 31, 2005 reflects a 30% decrease from $2.18 per share in the prior-year period. The gain on litigation settlements less facility consolidations and employee severance and the loss on early retirement of debt increased income from continuing operations by $6.7 million and increased diluted earnings per share from continuing operations by $0.06 for the six months ended March 31, 2005. Facility consolidations and employee severance decreased income from continuing operations by $2.3 million and reduced diluted earnings per share from continuing operations by $0.02 for the six months ended March 31, 2004.

Loss from discontinued operations, net of tax, for the quarters and six month-periods ended March 31, 2005 and 2004, respectively, relates to the Company’s Rita Ann cosmetics distribution business, which was sold in December 2004 for $3.6 million. The Company incurred a $6.5 million loss, net of tax, on the sale of this business and such loss is reflected in the $0.6 million and $7.0 million losses from discontinued operations, net of tax, for the quarter and six months ended March 31, 2005.

Net income of $99.4 million for the quarter ended March 31, 2005 reflects a decrease of 30% from $142.2 million in the prior-year quarter primarily due to the decline in gross profit. Diluted earnings per share of $0.90 for the quarter ended March 31, 2005 reflects a decrease of 27% from $1.23 per share in the prior-year quarter. Net income of $150.4 million for the six months ended March 31, 2005 reflects a decrease of 40% from $250.6 million in the prior-year period primarily due to the decline in gross profit. Diluted earnings per share of $1.38 for the six months ended March 31, 2005 reflects a decrease of 36% from $2.17 per share in the prior-year period. The declines in diluted earnings per share from net income were less than the declines in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchases of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources).

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $12.1 billion for the quarter ended March 31, 2005 decreased 1% from $12.2 billion in the prior-year quarter. Operating revenue of $24.1 billion for the six months ended March 31, 2005 was relatively flat compared to $24.2 billion in the prior-year period. In fiscal 2004, the Company discontinued servicing the United States Department of Veterans Affairs (“VA”) and the AdvancePCS business. These former customers contributed 12% and 13% of the Company’s operating revenue in the quarter and six months ended March 31, 2004. The lost business was offset by the above market growth of the specialty pharmaceutical business and the market growth of ABDC. During the quarter ended March 31, 2005, 56% of operating revenue was from sales to institutional customers and 44% was from retail customers; this compares to a customer mix in the prior-year quarter of 60% institutional and 40% retail. In comparison with the prior-year results, sales to institutional customers decreased 7% in the quarter primarily due to the loss of the VA and AdvancePCS business, offset in part by the above market growth of the specialty pharmaceutical business. Sales to retail customers increased 9% over the prior-year quarter primarily due to market growth and an increase in sales to one of the Company’s larger retail customers.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry growth rates, as estimated by industry data firm IMS Healthcare, Inc., are expected to be from 7% to 10% annually over the next four years. Future operating revenue growth will continue to be driven by industry growth trends, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, and changes in Federal government rules and

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

Pharmaceutical Distribution gross profit of $387.7 million in the quarter ended March 31, 2005 reflects a decrease of 16% from $460.5 million in the prior-year quarter. Pharmaceutical Distribution gross profit of $717.6 million in the six months ended March 31, 2005 reflects a decrease of 17% from $861.0 million in the prior-year period. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2005 was 3.21%, as compared to 3.79% in the prior-year quarter. As a percentage of operating revenue, gross profit in the six months ended March 31, 2005 was 2.98% as compared to 3.55% in the prior-year period. The decline in gross profit was due to a decrease in the buy-side component of the gross margin, including a decline in inventory appreciation profits, less alternate source and deal opportunities and the loss of the VA business in fiscal 2004. Contributing to the decline in inventory appreciation profits were lower levels of inventory on-hand during the current fiscal quarter and six month period, fewer than expected manufacturer price increases prior to the national election in November 2004, and less than expected manufacturer price increases on the Company’s top selling products. The Company expects that buy-side purchasing opportunities will continue to decrease in the future as pharmaceutical manufacturers increasingly seek to control the supply channel through product allocations that limit the inventory the Company can purchase and through the imposition of inventory management and other agreements that prohibit or restrict the Company’s right to purchase inventory from alternate source suppliers. Although the Company seeks in any such agreements to obtain appropriate compensation from pharmaceutical manufacturers for foregoing buy-side purchasing opportunities, there can be no assurance that the agreements will function as intended and replace any or all lost profit opportunities. In addition, a significant amount of the Company’s payments under current pharmaceutical manufacturer agreements are triggered by pharmaceutical manufacturer price increases. Although the Company is negotiating with pharmaceutical manufacturers to change the payment trigger and lessen its dependence on pharmaceutical manufacturer price increases, there can be no assurance that the Company will be successful in transforming its relationships to a fee-for-service structure from their current structure.

The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $236.2 million in the quarter ended March 31, 2005 reflected an increase of 4% from $227.3 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the quarter ended March 31, 2005 were 1.96%, as compared to 1.87% in the prior-year quarter, an increase of 9 basis points. Pharmaceutical Distribution operating expenses of $471.6 million in the six months ended March 31, 2005 reflected an increase of 6% from $443.3 million in the prior-year period. As a percentage of operating revenue, operating expenses in the six months ended March 31, 2005 were 1.96%, as compared to 1.83% in the prior-year period, an increase of 13 basis points. A significant reduction of a previously recorded allowance for doubtful account in the six months ended March 31, 2004 had the effect of improving the prior-year operating expense as a percentage of operating revenue by 7 basis points. Additionally, the prior-year periods benefited from a reduction in expense accruals primarily related to employee benefit costs. Other operating expense increases in the quarter and six months ended March 31, 2005 related to start-up costs in connection with the new distribution facilities, which costs were substantially offset by continued productivity gains achieved throughout the Company’s distribution network.

Pharmaceutical Distribution operating income of $151.5 million in the quarter ended March 31, 2005 reflected a decrease of 35% from $233.3 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended March 31, 2005 was 1.26%, as compared to 1.92% in the prior-year quarter. Pharmaceutical Distribution operating income of $246.0 million in the six months ended March 31, 2005 reflected a decrease of 41% from $417.7 million in the prior-year period. As a percentage of operating revenue, operating income in the six months ended March 31, 2005 was 1.02% as

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

compared to 1.72% in the prior-year period. The declines over the prior-year percentages were due primarily to the reductions in gross margin. While management historically has been able to lower expense ratios, this did not occur in the six months ending March 31, 2005 and there can be no assurance that reductions will occur in the future, or that expense ratio reductions, if they should occur, will offset possible declines in gross margins.

PharMerica Segment Results

PharMerica operating revenue of $391.1 million for the quarter ended March 31, 2005 is relatively flat compared to $392.1 million in the prior-year quarter. Operating revenue for the six months ended March 31, 2005 declined 2% to $776.7 million from $794.5 million in the prior-year period. PharMerica’s decline in operating revenue was primarily due to competitive pressures that affected both the Long-Term Care and Workers’ Compensation businesses and increasing reductions in Medicaid reimbursement rates. The operating revenue growth rate in fiscal 2005 is expected to be flat. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented starting January 2005 pursuant to the Medicare Modernization Act as well as the implementation of the March 2005 voluntary prescription drug benefit program thereunder) and the pharmaceutical inflation rate.

PharMerica gross profit of $114.4 million for the quarter ended March 31, 2005 reflects a decrease of 5% from $119.9 million in the prior-year quarter. PharMerica gross profit of $221.2 million for the six months ended March 31, 2005 reflects a decrease of 10% from $244.5 million in the prior-year period. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2005 was 29.25%, as compared to 30.58% in the prior-year quarter. As a percentage of operating revenue, gross profit in the six months ended March 31, 2005 was 28.47%, as compared to 30.77% in the prior-year period. The declines in gross profit were primarily due to industry competitive pressures, and a reduction in the rates of reimbursement for the services provided by PharMerica, which continue to adversely affect gross profit margins in both the Workers’ Compensation business and the Long-Term Care business.

PharMerica operating expenses of $82.4 million for the quarter ended March 31, 2005 decreased 10% from $91.7 million in the prior-year quarter. PharMerica operating expenses of $165.7 million for the six months ended March 31, 2005 decreased 12% from $187.8 million in the prior-year period. As a percentage of operating revenue, operating expenses were reduced to 21.07% in the quarter ended March 31, 2005 from 23.40% in the prior-year quarter. As a percentage of operating revenue, operating expenses were reduced to 21.33% in the six months ended March 31, 2005 from 23.64% in the prior-year period. The percentage reductions were primarily due to aggressive cost reductions in response to the decline in operating revenue, including the consolidation of local pharmacy administrative functions to regional centers for the Long-Term Care business, a reduction in bad debt expense due to continued improvements made in credit and collection practices, a $4.0 million reduction in sales and use tax liability in the March 2005 quarter due to favorable audit experience and other settlements, and continued improvements in operating practices of both the Workers’ Compensation business and the Long-Term Care business.

PharMerica operating income of $32.0 million for the quarter ended March 31, 2005 increased 13% from $28.2 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended March 31, 2005 was 8.17%, as compared to 7.19% in the prior-year quarter. The improvement was due to the aforementioned decline in the operating expense ratio in excess of the decline in the gross profit margin. PharMerica operating income of $55.5 million for the six months ended March 31, 2005 decreased 2% from $56.7 million in the prior-year period. As a percentage of operating revenue, operating income in the six months ended March 31, 2005 was 7.14% as compared to 7.13% in the prior-year period. While management historically has been able to lower expense ratios there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible further declines in gross margins.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at March 31, 2005, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
Bergen 7 1/4% senior notes due 2005	$99,985	$—
8 1/8% senior notes due 2008	500,000	—
7 1/4% senior notes due 2012	300,000	—
Other	2,819	—

Total fixed-rate debt	902,804	—

Variable-Rate Debt:
Blanco revolving credit facility due 2006	55,000	—
Revolving credit facility due 2009	—	636,365
Receivables securitization facility due 2007	—	1,050,000

Total variable-rate debt	55,000	1,686,365

Total debt, including current portion	$957,804	$1,686,365

The Company’s $1.7 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

In July 2003, the Company entered into a $1.05 billion receivables securitization facility (“Receivables Securitization Facility”). In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to AmeriSource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended its Receivables Securitization Facility and under the terms of the amendment the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to December 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and the expiration date was extended to December 2005. The Company intends to renew the 364-day tranche on an annual basis. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The program fee was 75 basis points for the three-year tranche and was reduced from 45 basis points to 35 basis points for the 364-day tranche as of March 31, 2005. In April 2005, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Receivables Securitization Facility, the future program fee associated with the three-year tranche will be 60 basis points. Additionally, the commitment fee on any unused credit was reduced from 30 basis points to 25 basis points for the three-year tranche and from 25 basis points to 17.5 basis points for the 364-day tranche. In April 2005, the commitment fee on unused credit for the three-year tranche was reduced to 20 basis points resulting from the Company’s improved credit rating. The program and commitment fee rates will vary based on the Company’s debt ratings. Borrowings and payments under the Securitization Facility are applied on a pro-rata basis to the $700 million and $350 million tranches. At March 31, 2005, there were no borrowings under the Receivables Securitization Facility. In connection with entering into the Receivables Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. The facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In December 2004, the Company entered into a new $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Agreement (defined below). There were no borrowings outstanding under the Senior Revolving Credit Facility at March 31, 2005. Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating (1.0% over LIBOR or the prime rate at March 31, 2005). In April 2005, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Senior Revolving Credit Facility, future interest on borrowings will accrue at lower rates, either 0.80% over LIBOR or the prime rate. The Company will pay quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating (0.25% at March 31, 2005). In April 2005, the rate was revised to 0.20% resulting from the Company’s improved debt rating. In connection with entering into the Senior Revolving Credit Facility, the Company incurred approximately $2.5 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. These covenants are less restrictive than those under the Senior Credit Agreement, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

The Senior Credit Agreement consisted of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both of which had been scheduled to mature in August 2006. The Term Facility had scheduled quarterly maturities, which began in December 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. The scheduled term loan payments were made in fiscal 2004 and 2003. In December 2004, in connection with entering into the new Senior Revolving Credit Facility, as defined above, the Company repaid the remaining $180 million outstanding under the Term Facility and there were no borrowings outstanding under the Revolving Facility. In connection with the early repayment of the Term Facility, the Company incurred a loss of $1.0 million relating to the write-off of deferred financing costs.

In December 2000, the Company issued $300.0 million of 5% convertible subordinated notes due December 1, 2007. The notes had an annual interest rate of 5%, payable semiannually, and were convertible into common stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. In December 2004, the Company announced that it would redeem its 5% convertible subordinated notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The noteholders were given the option to accept cash or convert the notes to common stock of the Company. The notes were convertible into 5,663,730 shares of common stock, which translated to a conversion ratio of 18.8791 shares of common stock for each $1,000 principal amount of notes. Through January 3, 2005, the Company had issued 5,663,144 shares of common stock from treasury to noteholders to redeem substantially all of the notes and paid $31,000 to redeem the remaining notes. The Company subsequently repurchased 5.7 million shares of common stock in the quarter ended March 31, 2005, substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes.

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At March 31, 2005, the Company had approximately $903 million of fixed-rate debt with a weighted average interest rate of 7.7% and $55 million of variable-rate debt with a weighted average interest rate of 4.3%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at March 31, 2005. For every $100 million of unhedged variable-rate debt outstanding, a 43 basis-point increase in interest rates (one-tenth of the average variable-rate at March 31, 2005) would increase the Company’s annual interest expense by $0.4 million.

The Company’s operating results have generated cash flow, which, together with availability under its debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt and repurchases of shares of the Company’s common stock. We previously estimated that cash to be provided by operations for fiscal 2005 would be between $375 million and $475 million. Cash flow from operations for the six months ended March 31, 2005 was $1.2 billion primarily due to the significant decline in merchandise inventories during the six months ended March 31, 2005, coupled with an increase in accounts payable toward the end of March 2005. The increase in accounts payable was due to larger than normal merchandise inventory purchases near the end of March 2005. The significant decline in merchandise inventories during the six months ended March 31, 2005 reflected the impact of the business model transition, including increasing compliance under current inventory management and fee-for-service agreements. We expect inventories to be in the low-to-mid

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$4 billion range for the remainder of the fiscal year and we expect accounts payable to decline by the end of the fiscal year. As a result, we estimate that cash provided by operations for fiscal 2005 will be between $900 million and $1 billion. We do not anticipate the Company will experience similar amounts of working capital reduction in future years and thus the Company expects to return to a more normalized level of cash flow from operations after fiscal 2005.

The Company’s primary ongoing cash requirements will be to finance working capital, fund the scheduled repayment of debt and the payment of interest on debt, finance merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. The higher than expected cash flow from operations primarily resulting from the business model transition, as discussed above, has resulted in a record low debt-to-capital ratio of 18.7% and a net debt to total capital ratio of less than zero. The Company is actively evaluating its alternatives to deploy its excess capital and, as a result, is considering the repurchase of additional shares of common stock, the repayment or retirement of debt (including redemptions, market purchases or tenders), and strategic acquisitions. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

During the six months ended March 31, 2005, the Company received two cash settlements from suppliers relating to antitrust litigation matters and recognized a gain of $18.8 million, net of attorney fees and payments due to other parties.

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at March 31, 2005 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt	$957,819	$101,448	$56,371	$500,000	$300,000

Operating Leases	209,726	61,198	81,088	42,396	25,044

Other Commitments	1,033,313	36,820	1,819	213,567	781,107

Total	$2,200,858	$199,466	$139,278	$755,963	$1,106,151

The debt amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect obligations at fair value on the effective date of the acquisition. These differences are being amortized over the terms of the respective obligations.

The $55 million Blanco revolving credit facility, which was scheduled to expire in May 2005, was replaced by a new $55 million facility. The new facility, which is due in April 2006, is guaranteed by the Company, whereas borrowings on the existing facility at March 31, 2005 were secured by the Senior Revolving Credit Facility.

In December 2004, the Company entered into a distribution agreement with a Canadian influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. We expect the Canadian manufacturer will receive FDA approval by the 2007/2008 influenza season; however, FDA approval may be received earlier. If the initial year of the purchase commitment begins in fiscal 2008, then the Company anticipates its purchase commitment for that year will approximate $104 million. Based on an assumed 5% annual increase in the cost of purchasing the influenza vaccine from the current estimated market price of $7.50, the Company anticipates its total purchase commitment (assuming the commitment commences in fiscal 2008) will be approximately $1.0 billion. The influenza vaccine commitment is included in Other Commitments in the above table.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In connection with its integration plans, the Company will have six new distribution facilities (three of which were operational as of March 31, 2005). Five of the new distribution facilities will be owned by the Company. In December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for the other new facility; this obligation is reflected in Operating Leases in the above table. The Company has been entering into commitments relating to site selection, purchase of land, design and construction of four of the five new facilities to be owned on a turnkey basis with a construction development company. As of March 31, 2005, the Company has taken ownership of and made payment on four of the five new facilities to be owned as the developer has substantially completed construction of each facility. The Company has paid the construction development company $84.5 million for the four substantially completed facilities. The Company has taken ownership of the land and construction-in-progress relating to the fifth facility to be owned prior to its substantial completion. As of March 31, 2005, the Company has $13.4 million of remaining commitments relating to the construction of the fifth facility to be owned. This facility commitment is included in Other Commitments in the above table.

During the six months ended March 31, 2005, the Company’s operating activities provided $1.2 billion of cash as compared to cash provided of $22.0 million in the prior-year period. Cash provided by operations during the six months ended March 31, 2005 was principally the result of net income of $150.4 million; an increase in accounts payable, accrued expenses and income taxes of $664.8 million; a decrease in merchandise inventories of $462.0 million; and non-cash items of $91.9 million, offset partially by an increase in accounts receivable of $184.0 million. The increase in accounts payable, accrued expenses and income taxes is primarily due to the timing of purchases of merchandise inventories and cash payments to our vendors. Accounts payable increased toward the end of March 2005 due to larger than normal merchandise inventory purchases. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 9.5 times in the six months ended March 31, 2005 from 7.9 times in the prior-year period. The improvement was derived from lower average inventory levels due to an increase in the number of inventory management and other vendor agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. Additionally, the Company’s change in accounting for customer returns in fiscal 2004 had the impact of reducing the inventory turnover rate by 0.7 times in the six months ended March 31, 2005. Average days sales outstanding for the Pharmaceutical Distribution segment decreased to 15.5 days in the six months ended March 31, 2005 from 17.4 days in the prior-year period. The Company’s change in accounting for customer sales returns had the effect of decreasing average days sales outstanding for the six months ended March 31, 2005 by 2.1 days. Average days sales outstanding for the PharMerica segment were 39.1 days in the six months ended March 31, 2005 compared to 38.4 days in the prior-year period. Operating cash uses during the six months ended March 31, 2005 included $47.6 million in interest payments and $80.0 million of income tax payments, net of refunds. As previously discussed, it is anticipated that cash to be provided by operations for fiscal 2005 will be between $900 million and $1.0 billion.

During the six months ended March 31, 2004, the Company’s operating activities provided $22.0 million of cash as compared to cash used of $615.3 million in the prior-year period. Cash provided by operations during the six months ended March 31, 2004 was principally the result of net income of $250.6 million, a $128.9 million decrease in merchandise inventories, a $101.4 million increase in accounts payable, accrued expenses and income taxes, and non-cash items of $72.8 million, largely offset by an increase in accounts receivable of $536.1 million. The increase in accounts receivable exceeded the increase in revenues due to timing as the number of business days in March 2004 (23 business days) exceeded the number in September 2003 (21 business days) and an increase in average days sales outstanding. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 17.4 days in the six months ended March 31, 2004 from 16.7 days in the prior-year period. This increase was primarily due to the strong revenue growth of AmerisourceBergen Specialty Group, which generally has a higher receivable investment than the core distribution business. Average days sales outstanding for the PharMerica segment improved to 38.4 days in the six months ended March 31, 2004 from 40.2 days in the prior-year period due to the continued emphasis on receivables management. Merchandise inventories have continued to decline due to an increase in the number of inventory management agreements with manufacturers. The turnover of merchandise inventories for the Pharmaceutical Distribution segment has improved to 7.9 times in the six months ended March 31, 2004 from 6.5 times in the prior-year period. The $101.4 million increase in accounts payable was primarily due to the timing of purchases of merchandise inventories and cash payments to our vendors. Operating cash uses during the six months ended March 31, 2004 included $57.9 million in interest payments and $74.7 million of income tax payments, net of refunds.

Capital expenditures for the six months ended March 31, 2005 were $123.2 million and related principally to the construction of the new distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation. The Company estimates that it will spend approximately $175 million to $200 million for capital expenditures during fiscal 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash provided by investing activities for the six months ended March 31, 2005 included $20.7 million from two sale-leaseback transactions entered into by the Company with a financial institution and $3.6 million from the sale of the Company’s Rita Ann cosmetics business.

Capital expenditures for the six months ended March 31, 2004 were $85.3 million and related principally to the transfer of ownership to the Company and payment for one of the Company’s new distribution facilities upon completion of construction, investments in warehouse improvements, information technology and warehouse automation.

During the six months ended March 31, 2004, the Company advanced $32 million toward the remaining 40% equity interest in International Physician Networks. Additionally, the Company paid approximately $13.7 million in cash for MedSelect, Inc., a provider of automated medication and supply dispensing cabinets.

During the six months ended March 31, 2005, as described above, the Company repaid the remaining $180.0 million outstanding under the Term Loan Facility. Additionally, during the six months ended March 31, 2005, the Company acquired $675.3 million of its common stock outstanding. During the six months ended March 31, 2004, the Company repaid $30.0 million of the Term Facility, as described above.

In February 2005, the Company’s board of directors authorized the Company to purchase up to 5.7 million shares (substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes) of its outstanding common stock, subject to market conditions. During the quarter ended March 31, 2005, the Company acquired 0.4 million shares in the open market for a total of $25.9 million. In addition, on March 30, 2005, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution to purchase the remaining 5.3 million shares immediately from the financial institution at a cost of $293.8 million, with the financial institution subsequently purchasing an equivalent number of shares in the open market through April 21, 2005. As of March 31, 2005, the company had acquired all the shares authorized under this program for a total of $319.7 million. The ASR transaction was completed on April 21, 2005, as a result, the Company paid the financial institution a cash settlement of $16.6 million.

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2005, the Company acquired 6.5 million shares of its common stock under this program for $355.3 million. As of March 31, 2005, the Company had acquired 9.3 million shares of its common stock to complete the $500 million repurchase program.

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. Most recently, a dividend of $0.025 per share was declared by the Company’s board of directors on February 7, 2005, and was paid on March 7, 2005 to stockholders of record as of the close of business on February 18, 2005. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Recently Issued Financial Accounting Standard

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the United States Securities and Exchange Commission issued a new rule allowing public companies to delay the adoption of SFAS No. 123R starting with annual periods beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123R beginning on October 1, 2005, and therefore, will begin to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense the fair value of all future options granted subsequent to September 30, 2005 over their vesting periods. The Company believes that the expensing of options may be material to the consolidated financial statements. Currently, the Company cannot determine the impact of SFAS No. 123R as it will depend, among other things, on the number of share-based awards granted in the future.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plans to consolidate its distribution network. Various factors, including competitive pressures, success of the Pharmaceutical Distribution segment’s ability to transition its business model to fee-for-service, success of integration, restructuring or systems initiatives, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in U.S. Government policies (including reimbursement changes arising from the Medicare Modernization Act), customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and elsewhere in that report and in this report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s most significant market risk is the effect of changing interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 above on page 36.

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14(c) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report. There were no changes during the fiscal quarter ended March 31, 2005 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities

In February 2005, the Company’s board of directors authorized the Company to purchase up to 5.7 million of its outstanding shares of common stock, subject to market conditions. As of March 31, 2005, the Company had acquired all the shares authorized under this program for a total of $319.7 million. In April 2005, the Company paid $16.6 million to settle the purchase of the 5.7 million shares. See Note 3 (Stockholders’ Equity and Earnings Per Share) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report.

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. As of March 31, 2005, the Company had completed the purchase of $500 million of its common stock under this program for a weighted-average price of $53.81.

The following tables set forth the number of shares purchased and the average price paid per share during the quarter ended March 31, 2005, and the dollar value / number of shares that may yet be purchased under the aforementioned repurchase programs as of March 31, 2005.

$500 Million Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the $500 Million Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the $500 Million Repurchase Program
January 1 to January 31	100,000	$55.99	7,679,500	$96,681,403
February 1 to February 28	1,612,850	$55.80	9,292,350	—

Total	1,712,850	$56.08	9,292,350

5.7 Million Share Repurchase Program:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 5.7 Million Share Repurchase Program	Maximum Number of Shares that May Yet Be Purchased Under the 5.7 Million Share Repurchase Program
February 1 to February 28	435,600	$59.46	435,600	5,264,400 shares
March 1 to March 31	5,264,400	$55.80	5,700,000	—

Total	5,700,000	$56.08	5,700,000

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on March 4, 2005 in Philadelphia, Pennsylvania. At the meeting, the stockholders of the Company were asked to vote upon the following matters and cast their votes as set forth below.

Election of Directors. The four nominees each were elected to a three-year term expiring in 2008 by the following vote:

Nominee	For	Withheld
Rodney H. Brady	98,722,602	1,120,886
Charles H. Cotros	98,779,601	1,063,887
Jane E. Henney, M.D.	98,760,441	1,083,047
R. David Yost	98,747,604	1,095,884

Directors whose term of office continued after the Annual Meeting were: Richard C. Gozon, James R. Mellor and J. Lawrence Wilson, each of whose terms expire in 2006, and Edward E. Hagenlocker, Kurt J. Hilzinger and Henry W. McGee, each of whose terms expire in 2007.

Independent Auditors. The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2005 was ratified by the following vote:

Nominee	For	Withheld
Ernst & Young LLP	98,704,114	1,139,374

ITEM 6.	Exhibits.

(a) Exhibits:

10.1	Credit Agreement dated as of April 21, 2005 between J.M. Blanco, Inc. and The Bank of Nova Scotia

18.1	Letter regarding Change in Accounting Method

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

/s/ R. David Yost
R. David Yost Chief Executive Officer

/s/ Michael D. DiCandilo
Michael D. DiCandilo Senior Vice President and Chief Financial Officer

May 9, 2005