Form 10-Q
period 2005-06-30
AMERISOURCEBERGEN CORP
filed 2005-08-05
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 29, 2005 was 103,796,783.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$993,731	$871,343
Accounts receivable, less allowances for returns and doubtful accounts: $426,262 at June 30, 2005 and $464,354 at September 30, 2004	2,455,124	2,260,973
Merchandise inventories	4,533,744	5,135,830
Prepaid expenses and other	19,316	27,243

Total current assets	8,001,915	8,295,389

Property and equipment, at cost:
Land	42,759	42,959
Buildings and improvements	265,433	233,397
Machinery, equipment and other	472,772	433,555

Total property and equipment	780,964	709,911
Less accumulated depreciation	268,196	244,647

Property and equipment, net	512,768	465,264

Other assets:
Goodwill	2,451,365	2,448,275
Intangibles, deferred charges and other	440,913	445,075

Total other assets	2,892,278	2,893,350

TOTAL ASSETS	$11,406,961	$11,654,003

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)	June 30, 2005	September 30, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,467,417	$4,947,037
Accrued expenses and other	343,431	419,381
Current portion of long-term debt	1,464	281,360
Accrued income taxes	67,211	94,349
Deferred income taxes	390,812	361,781

Total current liabilities	6,270,335	6,103,908

Long-term debt, net of current portion	856,068	1,157,111
Other liabilities	96,193	53,939

Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 114,199,865 shares and 103,432,959 shares at June 30, 2005, respectively, and 112,454,005 shares and 109,692,505 shares at September 30, 2004, respectively	1,142	1,125
Additional paid-in capital	3,224,915	3,146,207
Retained earnings	1,587,197	1,350,046
Accumulated other comprehensive loss	(13,595)	(13,577)
Treasury stock, at cost: 10,766,906 shares at June 30, 2005 and 2,761,500 shares at September 30, 2004	(615,294)	(144,756)

Total stockholders’ equity	4,184,365	4,339,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,406,961	$11,654,003

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Operating revenue	$12,603,893	$12,099,815	$37,047,741	$36,681,609
Bulk deliveries to customer warehouses	1,228,073	956,598	3,611,227	3,064,951

Total revenue	13,831,966	13,056,413	40,658,968	39,746,560
Cost of goods sold	13,329,897	12,484,345	39,200,558	38,070,825

Gross profit	502,069	572,068	1,458,410	1,675,735
Operating expenses:
Distribution, selling and administrative	310,112	298,970	900,183	890,483
Depreciation	17,114	16,643	52,687	46,271
Amortization	2,488	2,590	7,616	7,342
Facility consolidations, employee severance and other	3,747	1,550	10,717	5,319
Impairment charge	—	—	5,259	—

Operating income	168,608	252,315	481,948	726,320
Other loss (income)	291	(4,909)	(1,150)	(5,985)
Interest expense, net	11,271	26,844	47,868	89,222
Loss on early retirement of debt	—	23,592	1,015	23,592

Income from continuing operations before taxes and cumulative effect of change in accounting	157,046	206,788	434,215	619,491
Income taxes	57,202	79,613	163,636	238,504

Income from continuing operations before cumulative effect of change in accounting	99,844	127,175	270,579	380,987
Discontinued operations (Note 2):
Loss from discontinued operations, net of tax	5,067	1,400	15,263	4,586

Cumulative effect of change in accounting, net of tax of $6,341 (Note 1)	—	—	10,172	—

Net income	$94,777	$125,775	$245,144	$376,401

Earnings per share:
Basic earnings per share:
Continuing operations	$0.96	$1.13	$2.55	$3.41
Discontinued operations	(0.05)	(0.01)	(0.14)	(0.04)
Cumulative effect of change in accounting	—	—	(0.10)	—

Net income	$0.91	$1.12	$2.31	$3.37

Diluted earnings per share:
Continuing operations	$0.96	$1.10	$2.51	$3.29
Discontinued operations	(0.05)	(0.01)	(0.14)	(0.04)
Cumulative effect of change in accounting	—	—	(0.09)	—

Net income	$0.91	$1.09	$2.28	$3.25

Weighted average common shares outstanding:
Basic	103,782	111,956	106,316	111,837
Diluted	104,420	118,156	108,761	118,044

Cash dividends declared per share of common stock of common stock	$0.025	$0.025	$0.075	$0.075

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$245,144	$376,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	56,672	49,726
Amortization, including amounts charged to interest expense	10,900	14,162
Provision (benefit) on accounts receivable	14,411	(11,176)
Other loss (income)	4,109	(1,063)
Provision for deferred income taxes	27,686	60,612
Employee stock compensation	539	1,538
Loss on disposal of property and equipment	1,356	1,426
Loss on early retirement of debt	1,015	23,592
Loss on sales of discontinued operations	10,649	—
Cumulative effect of change in accounting, net of tax	10,172	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(191,377)	(79,969)
Merchandise inventories	546,695	138,101
Prepaid expenses and other assets	5,665	2,338
Accounts payable, accrued expenses and income taxes	507,342	85,484
Other	(428)	200

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,250,550	661,372

INVESTING ACTIVITIES
Capital expenditures	(163,592)	(143,931)
Cost of acquired companies, net of cash acquired, and other	(3,460)	(67,960)
Proceeds from sale-leaseback transactions	22,211	—
Proceeds from sale of discontinued operations	3,560	—

NET CASH USED IN INVESTING ACTIVITIES	(141,281)	(211,891)

FINANCING ACTIVITIES
Long-term debt repayments	(280,000)	(353,425)
Purchases of common stock	(786,192)	—
Exercise of stock options	91,773	14,578
Cash dividends on common stock	(7,992)	(8,416)
Deferred financing costs and other	(3,836)	1,236
Common stock purchases for employee stock purchase plan	(634)	(319)

NET CASH USED IN FINANCING ACTIVITIES	(986,881)	(346,346)

INCREASE IN CASH AND CASH EQUIVALENTS	122,388	103,135
Cash and cash equivalents at beginning of period	871,343	800,036

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$993,731	$903,171

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the interim periods ended June 30, 2005 and 2004 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Interim results may not be indicative of full year results.

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

The Company recorded a $10.2 million charge for the cumulative effect of change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the nine months ended June 30, 2005. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.09 for the nine months ended June 30, 2005. The accounting change is incorporated in the Company’s results of operations for the three and nine months ended June 30, 2005. The change improved earnings from continuing operations in the June quarter by approximately $0.9 million, net of tax, or $0.01 per diluted share from continuing operations. The change improved earnings from continuing operations in the nine months ended June 30, 2005 by approximately $9.8 million, net of tax, or $0.09 per diluted share from continuing operations.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The pro forma effect of this accounting change on prior periods is as follows:

(in thousands, except per share data)	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Income from continuing operations before cumulative effect of change in accounting:
As Reported	$127,175	$380,987
Pro Forma	$131,426	$380,761
Net income:
As Reported	$125,775	$376,401
Pro Forma	$130,026	$376,175

Basic earnings per share from continuing operations:
As Reported	$1.13	$3.41
Pro Forma	$1.17	$3.40

Diluted earnings per share from continuing operations:
As Reported	$1.10	$3.29
Pro Forma	$1.13	$3.29

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a new rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123R, using the modified-prospective transition method beginning on October 1, 2005 and, therefore, will begin to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense the fair value of all future options granted subsequent to September 30, 2005 over their service periods. The Company believes that the expensing of options may be material to the consolidated financial statements. Currently, the Company cannot determine the impact of adopting SFAS No. 123R as it will depend, among other things, on the number of share-based awards granted in the future.

Stock-Related Compensation

The Company has a number of stock-related compensation plans, including stock option, stock purchase and restricted stock plans, which are described in Note 8 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The Company intends to use the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations for these plans until its adoption of SFAS No. 123R. Under APB No. 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-related compensation.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

For purposes of pro forma disclosures, the estimated fair value of the options and shares under the employee stock purchase plan are amortized to expense over their assumed vesting periods.

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$94,777	$125,775	$245,144	$376,401
Add: Stock-related compensation expense included in reported net income, net of income taxes	—	3	276	446
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(1,548)	(7,839)	(3,167)	(20,244)

Pro forma net income	$93,229	$117,939	$242,253	$356,603

Earnings per share:
Basic, as reported	$0.91	$1.12	$2.31	$3.37

Basic, pro forma	$0.90	$1.05	$2.28	$3.19

Diluted, as reported	$0.91	$1.09	$2.28	$3.25

Diluted, pro forma	$0.89	$1.02	$2.25	$3.09

The SFAS No. 123 stock-related compensation expense in the above table decreased in the three and nine months ended June 30, 2005 compared to the prior-year periods. This decline was primarily due to the Company, effective September 1, 2004, vesting all employee options then outstanding with an exercise price in excess of $54.10 (the closing stock price on August 31, 2004). The accelerated vesting was approved by the Compensation and Succession Planning Committee of the Company’s board of directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123R. The SFAS No. 123 stock-related compensation expense is typically amortized over the related vesting period; therefore, the options that were vested did not impact the expense during the three and nine months ended June 30, 2005.

Note 2. Discontinued Operations

In June 2005, the Company agreed to sell substantially all of the assets of Bridge Medical, Inc. (“Bridge”), a provider of patient safety software and services to the healthcare industry, which is a component of the Company’s Pharmaceutical Distribution reportable segment, for $11.0 million. The Bridge sale closed in July 2005 and is subject to a working capital adjustment. The operations of Bridge, including the Company’s estimated loss on sale of the business of $3.6 million, net of tax, have been reported as discontinued operations for the three and nine months ended June 30, 2005 and 2004 in the consolidated statements of operations.

In December 2004, the Company sold Rita Ann Distributors (“Rita Ann”), its cosmetics distribution business, which was a component of its Pharmaceutical Distribution reportable segment, for $3.6 million, subject to a working capital adjustment. The operations of Rita Ann, including the Company’s loss on sale of the business of $6.5 million, net of tax, have been reported as discontinued operations for the three and nine months ended June 30, 2005 and 2004 in the consolidated statements of operations.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3. Stockholders’ Equity and Earnings Per Share

In May 2005, the Company’s board of directors authorized the repurchase up to an aggregate amount of $450 million of the Company’s common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s Notes. During the quarter ended June 30, 2005, the Company acquired 1.4 million shares of its common stock under this program for $94.2 million.

In February 2005, the Company’s board of directors authorized the repurchase up to an aggregate amount of 5.7 million shares of the Company’s common stock, subject to market conditions. During the quarter ended March 31, 2005, the Company acquired 0.4 million shares in the open market for a total of $25.9 million. In addition, on March 30, 2005, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution to purchase the remaining 5.3 million shares immediately from the financial institution at a cost of $293.8 million. The financial institution subsequently purchased an equivalent number of shares in the open market through April 21, 2005. The ASR transaction was completed on April 21, 2005; as a result, the Company paid the financial institution a cash settlement of $16.6 million. As of June 30, 2005, the Company had acquired all the shares authorized under this program for a total of $336.3 million, which includes the above cash settlement of $16.6 million. The cash settlement was recorded as an adjustment to additional paid-in capital.

In August 2004, the Company’s board of directors authorized the repurchase up to an aggregate amount of $500 million of the Company’s common stock, subject to market conditions. During the nine months ended June 30, 2005, the Company acquired 6.5 million shares of its common stock for $355.3 million to complete this program. As of June 30, 2005, the Company had acquired a total of 9.3 million shares under this repurchase program.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods plus the dilutive effect of stock options. Additionally, the diluted calculations consider the 5% convertible subordinated notes as if converted during the periods that the notes were outstanding and, therefore, the after-tax effect of interest expense related to these notes is added back to income from continuing operations in determining income from continuing operations available to common stockholders for the periods that the notes were outstanding. On January 3, 2005, the Company completed the redemption of the 5% convertible subordinated notes (see Note 5 for further details). As a result, no amounts were added back to income from continuing operations for the after-tax effect of interest expense for the quarter ended June 30, 2005, as the notes were not outstanding during the period. A number of shares substantially equal to the shares of common stock issued in connection with the 5% note redemption were repurchased by the Company subsequent to the redemption.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2005	2004	2005	2004
Income from continuing operations, before cumulative effect of change in accounting	$99,844	$127,175	$270,579	$380,987

Interest expense - convertible subordinated notes, net of income taxes	—	2,530	2,539	7,590

Income from continuing operations available to common stockholders	$99,844	$129,705	$273,118	$388,577

Weighted average common shares outstanding - basic	103,782	111,956	106,316	111,837
Effect of dilutive securities:
Options to purchase common stock	638	536	513	543
Convertible subordinated notes	—	5,664	1,932	5,664

Weighted average common shares outstanding - diluted	104,420	118,156	108,761	118,044

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2005 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2004	$2,179,319	$268,956	$2,448,275
Goodwill recognized in connection with an acquisition of a business	2,357	—	2,357
Adjustment to goodwill due to purchase price adjustments relating to prior period acquisitions of businesses	733	—	733

Goodwill at June 30, 2005	$2,182,409	$268,956	$2,451,365

Following is a summary of other intangible assets (in thousands):

	June 30, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles:
Tradenames	$255,247	$—	$255,247	$257,652	$—	$257,652

Amortized intangibles:
Customer lists and other	85,389	(31,509)	53,880	89,852	(26,701)	63,151

Total other intangible assets	$340,636	$(31,509)	$309,127	$347,504	$(26,701)	$320,803

During the quarter ended March 31, 2005, the Company completed an impairment test of certain intangible assets due to the existence of impairment indicators within its Technology Group. As a result of this review, the Company determined that certain intangible assets were impaired as of March 31, 2005 and recorded an impairment charge of $5.3 million in the Company’s results of operations for the quarter ended March 31, 2005. The charge is also reflected in the Company’s results of operations for the nine months ended June 30, 2005.

Amortization expense for other intangible assets was $7.6 million and $7.3 million in the nine months ended June 30, 2005 and 2004, respectively. Amortization expense for other intangible assets is estimated to be $10.4 million in fiscal 2005, $10.2 million in fiscal 2006, $8.8 million in fiscal 2007, $4.9 million in fiscal 2008, $3.2 million in fiscal 2009, and $19.0 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5. Debt

Debt consisted of the following (in thousands):

	June 30, 2005	September 30, 2004
Term loan facility at 3.02%	$—	$180,000
Revolving credit facility due 2009	—	—
Blanco revolving credit facility at 4.05% and 3.34%, respectively, due 2006	55,000	55,000
AmerisourceBergen securitization financing due 2007	—	—
Bergen 7 1/4% senior notes due 2005	—	99,939
8 1/8% senior notes due 2008	500,000	500,000
7 1/4% senior notes due 2012	300,000	300,000
AmeriSource 5% convertible subordinated notes due 2007	—	300,000
Other	2,532	3,532

Total debt	857,532	1,438,471
Less current portion	1,464	281,360

Total, net of current portion	$856,068	$1,157,111

A description of the principal terms of the aforementioned debt is set forth in Note 5 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In December 2004, the Company entered into a new $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior Credit Agreement, as defined below. There were no borrowings outstanding under the Senior Revolving Credit Facility at June 30, 2005. Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating. In April 2005, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Senior Revolving Credit Facility, interest on borrowings will accrue at lower rates, either 80 basis points over LIBOR or the prime rate at June 30, 2005. Availability under the Senior Revolving Credit Facility is reduced by the amount of outstanding letters of credit ($8.6 million at June 30, 2005). The Company pays quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating. In April 2005, the rate payable to maintain the availability of the $700 million commitment was reduced to 20 basis points per annum resulting from the Company’s improved debt rating. In connection with entering into the Senior Revolving Credit Facility, the Company incurred approximately $2.5 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In April 2005, the Company entered into a new $55 million Blanco revolving credit facility, which replaced the existing facility at March 31, 2005. Borrowings under the new Blanco revolving credit facility are guaranteed by the Company, whereas borrowings on the previous facility were secured by the Senior Revolving Credit Facility (defined above). The new facility expires in April 2006 and borrowings under the new facility bear interest at LIBOR plus 90 basis points.

In July 2003, the Company entered into a $1.05 billion receivables securitization facility (“Securitization Facility”). In connection with the Securitization Facility, AmerisourceBergen Drug Corporation (“ABDC”) sells on a revolving basis certain accounts receivable to AmeriSource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended the Securitization Facility and under the terms of the amendment the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to December 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and the expiration date was extended to December 2005. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and will vary based on the Company’s debt ratings. In April 2005, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Receivables Securitization Facility, the program fees were lowered. The program fee is 60 basis points for the three-year tranche and 35 basis points for the 364-day tranche at June 30, 2005. Additionally, the commitment fee on any unused credit was reduced to 20 basis points for the three-year tranche and to 17.5 basis points for the 364-day tranche at June 30, 2005. Borrowings and payments under the Securitization Facility are applied on a pro-rata basis to the $700 million and $350 million tranches. At June 30, 2005, there were no borrowings outstanding under the Securitization Facility. In connection with entering into the Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the quarter ended June 30, 2005, the Company paid $100 million to redeem the Bergen 7 1/4% Senior Notes due June 1, 2005, upon their maturity.

In December 2004, the Company announced that it would redeem its 5% convertible subordinated notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The noteholders were given the option to accept cash or convert the notes to common stock of the Company. The notes were convertible into 5,663,730 shares of common stock, which translated to a conversion ratio of 18.8791 shares of common stock for each $1,000 principal amount of notes. In connection with the redemption, the Company issued 5,663,144 shares of common stock from treasury to noteholders to redeem substantially all of the notes and paid $31,000 to redeem the remaining notes.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6. Facility Consolidations, Employee Severance and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the quarter ended June 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network consisting of less than 30 facilities within the next two years and to have successfully completed the outsourcing of such information technology activities by the end of fiscal 2006. The plan includes building six new facilities (four of which are operational as of June 30, 2005) and closing facilities (20 of which have been closed through June 30, 2005). Construction activities on the remaining two new facilities are ongoing (one of which will be operational by the end of calendar 2005). The Company anticipates closing a total of six facilities in fiscal 2005.

The Company closed four distribution facilities in fiscal 2004 and eliminated certain administrative and operational functions (“the fiscal 2004 initiatives”). The Company closed three facilities during the nine months ended June 30, 2005 and announced plans to continue to consolidate and eliminate certain administrative functions, and to outsource a significant portion of the Company’s information technology activities (the “fiscal 2005 initiatives”). During the nine months ended June 30, 2005, the Company recorded $8.7 million of employee severance and lease cancellation costs and $2.0 million of transition costs associated with the outsourcing of information technology activities, primarily related to the 2005 initiatives. As of June 30, 2005, approximately 643 employees had received termination notices as a result of the above initiatives, of which 585 have been terminated. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The following table displays the activity in accrued expenses and other from October 1, 2004 to June 30, 2005 related to the integration plan discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2004	$2,984	$68	$3,052
Expense recorded during the period	6,916	3,801	10,717
Payments made during the period	(7,354)	(1,754)	(9,108)

Balance as of June 30, 2005	$2,546	$2,115	$4,661

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

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans in which the Company participates (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Service cost	$804	$1,088	$2,410	$3,256
Interest cost on projected benefit obligation	1,505	1,446	4,519	4,348
Expected return on plan assets	(1,418)	(1,279)	(4,254)	(3,837)
Amortization of prior service cost	31	36	93	108
Recognized net actuarial loss	376	417	1,128	1,223
Settlement loss	16	70	59	438

Net periodic pension cost of defined benefit pension plans	1,314	1,778	3,955	5,536
Net pension cost of multi-employer plans	565	550	1,558	1,366

Total pension expense	$1,879	$2,328	$5,513	$6,902

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Interest cost on projected benefit obligation	$281	$299	$843	$897
Recognized net actuarial (gain) loss	(33)	41	(99)	123

Total postretirement benefit expense	$248	$340	$744	$1,020

The Company contributed $5.9 million and $4.4 million to its funded plans during the nine months ended June 30, 2005 and 2004, respectively.

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

Environmental Remediation

The Company is subject to contingencies pursuant to environmental laws and regulations at a former distribution center. As of June 30, 2005, the Company has an accrued liability of $0.9 million that represents the current estimate of costs to remediate the site. However, changes in regulation or technology or new information concerning the site could affect the actual liability.

Stockholder Derivative Lawsuit

The Company was named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed in March 2004 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action were all of the individuals who were serving as directors of the Company immediately prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleged, among other things, breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleged, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against certain of the individual defendants. The derivative action sought compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. The defendants believe that this derivative action is wholly without merit. In May 2004, the defendants filed a motion to dismiss the action on both procedural and substantive grounds. In February 2005, the District Court granted the defendants’ motion to dismiss the entire action. Following the dismissal of the action, the derivative plaintiff made demand upon the Company to inspect the Company’s books and records. The Company believes that the demand is improper under Delaware law and has refused to allow the inspection. The derivative plaintiff obtained the right from the District Court to file an amended complaint within 30 days after resolution of the inspection demand and, thereafter, filed a complaint in the Delaware Chancery Court seeking to compel inspection of certain of the Company’s books and records. In May 2005, the Company filed a motion to dismiss the complaint of the derivative plaintiff seeking to compel inspection.

Government Investigation

In June 2000, the Company learned that the U.S. Department of Justice had commenced an investigation focusing on the activities of a customer that illegally resold merchandise purchased from the Company and on the Company’s business relationship with that customer. The Company was contacted initially by the government at that time and cooperated fully. The Company had discontinued doing business with the customer in question in February 2000, after concluding this customer had demonstrated suspicious purchasing behavior. From 2001 through September 2003, the Company had no further contact with the government on this investigation. In September 2003, the Company learned that a former employee of the Company pled guilty to charges arising from his involvement with this customer. In November 2003, the Company was contacted by the U.S. Attorney’s Office in Sacramento, California, for some additional information relating to the investigation. In late December 2004, the government contacted the Company to request that the Company agree to extend the statute of limitations applicable to this matter. The government did not subsequently pursue its request to extend the statute of limitations. The Company believes that the statute of limitations applicable to this matter has now expired.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

New York Attorney General Subpoena

In April 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchases pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. The Company has not been advised of any allegations of misconduct by the Company. The Company has engaged in discussions with the NYAG, initially to clarify the scope of the subpoena and subsequently to provide background information requested by the NYAG. The Company continues to produce responsive information and documents and to cooperate with the NYAG. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this matter.

Pharmaceutical Distribution Matter

In April 2003, Petters Company, Inc. (“Petters”) commenced an action against the Company (and certain subsidiaries of the Company, including ABDC), and another company, Stayhealthy, Inc. (“Stayhealthy”), in the U.S. District Court for the District of Minnesota. Petters claimed that the Company’s refusal to accept and pay for body fat monitors that the Company allegedly was obligated to purchase from Stayhealthy caused Stayhealthy to default on the repayment of loans made by Petters to finance Stayhealthy’s business. In January 2004, Petters was granted the right to file an amended complaint, which included claims for breach of contract, fraud, federal racketeering, conspiracy and punitive damages. In March 2004, Stayhealthy filed a crossclaim against the Company asserting claims for breach of contract, fraud, promissory estoppel, unjust enrichment, defamation, conversion, interference with economic advantage and federal trade libel. The crossclaim also named as defendants two former employees of the Company, as well as numerous pharmacies that are customers of the Company. In June 2004, the District Court denied the Company’s appeal of the decision allowing Petters to assert federal racketeering claims. In July 2004, the District Court denied the Company’s motion to transfer the case to the U.S. District Court for the Central District of California. Stayhealthy subsequently dismissed its claims against the former employees and the pharmacies. In March 2005, the District Court granted the Company’s motion for summary judgment on Petters’ federal racketeering claims and on the majority of StayHealthy’s crossclaim. In July 2005, the parties agreed to a settlement of all claims. Taking into consideration the reserve the Company had previously established for this matter, the resolution of the case did not adversely affect the Company’s operating results for the nine months ended June 30, 2005.

PharMerica Matter

In November 2002, a class action was filed in Hawaii state court on behalf of consumers who allegedly received recycled medications prior to February 2000 from a PharMerica institutional pharmacy in Honolulu, Hawaii. The plaintiffs alleged that it was a deceptive trade practice under Hawaii law to sell recycled medications (i.e., medications that had previously been dispensed and then returned to the pharmacy) without disclosing that the medications were recycled. There were no allegations of physical harm to any patient and the law in Hawaii has subsequently changed to permit the use of recycled medications under certain conditions. In December 2004, PharMerica reached a tentative settlement of this matter. The settlement has become final with the Hawaii Circuit Court having approved the agreed-upon terms. Taking into consideration the reserve the Company had previously established for this matter, PharMerica’s settlement of this matter did not adversely affect the Company’s operating results for the nine months ended June 30, 2005.

Note 9. Antitrust Litigation Settlements

During the quarter and nine months ended June 30, 2005, the Company recognized gains of $21.3 million and $40.1 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations for the quarter and nine months ended June 30, 2005.

During the quarter and nine months ended June 30, 2004, the Company recognized a $38.0 million gain from an antitrust litigation settlement with a pharmaceutical manufacturer. This gain, which is net of attorney fees and estimated payments due to other parties, was recorded as a reduction of cost of goods sold in the Company’s consolidated statements of operations for the quarter and nine months ended June 30, 2004.

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

The Pharmaceutical Distribution segment includes the operations of ABDC and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and AmerisourceBergen Specialty Group (“ABSG”) comprised over 90% of the segment’s operating revenue and operating income in the quarters and nine month periods ended June 30, 2005 and 2004.

ABSG, through a number of individual operating businesses, provides distribution and other services, including group purchasing services, to physicians and alternate care providers who specialize in a variety of disease states, including oncology, nephrology, and rheumatology. ABSG also distributes vaccines, other injectables, plasma and other blood products. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization, third party logistics, and other services for biotech and other pharmaceutical manufacturers, reimbursement consulting, practice management, and physician education.

The AmerisourceBergen Packaging Group consists of American Health Packaging and Anderson Packaging (“Anderson”). American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers.

The AmerisourceBergen Technology Group (“ABTG”) provides scalable automated pharmacy dispensing equipment and medication and supply dispensing cabinets to a variety of retail and institutional healthcare providers. ABTG also provides supply management software for institutional and retail healthcare providers designed to improve efficiency.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables present segment information for the three and nine months ended June 30 (in thousands):

	Revenue
	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Pharmaceutical Distribution	$12,426,079	$11,921,561	$36,536,623	$36,146,896
PharMerica	393,031	390,332	1,169,742	1,184,850
Intersegment eliminations	(215,217)	(212,078)	(658,624)	(650,137)

Operating revenue	12,603,893	12,099,815	37,047,741	36,681,609

Bulk deliveries to customer warehouses	1,228,073	956,598	3,611,227	3,064,951

Total revenue	$13,831,966	$13,056,413	$40,658,968	$39,746,560

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Pharmaceutical Distribution	$130,486	$184,454	$381,736	$605,554
PharMerica	20,600	31,406	76,094	88,080
Facility consolidations, employee severance and other	(3,747)	(1,550)	(10,717)	(5,319)
Gain on litigation settlements	21,269	38,005	40,094	38,005
Impairment charge	—	—	(5,259)	—

Total operating income	168,608	252,315	481,948	726,320

Other loss (income)	291	(4,909)	(1,150)	(5,985)
Interest expense	11,271	26,844	47,868	89,222
Loss on early retirement of debt	—	23,592	1,015	23,592

Income from continuing operations before taxes and cumulative effect of change in accounting	$157,046	$206,788	$434,215	$619,491

Management evaluates segment operating income before other loss (income), interest expense, loss on early retirement of debt, facility consolidations, employee severance and other, gain on litigation settlements and impairment charge. All corporate office expenses are allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 8 1/8% and 7 1/4% Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of either the 8 1/8% Notes and/or the 7 1/4% Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries of the 8 1/8% Notes and the 7 1/4% Notes, respectively, each exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of either the 8 1/8% Notes and/or the 7 1/4% Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 5 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements for AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2005 and September 30, 2004, statements of operations for the three and nine months ended June 30, 2005 and 2004, and statements of cash flows for the nine months ended June 30, 2005 and 2004.

CONDENSED CONSOLIDATING BALANCE SHEETS:

	June 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$867,285	$97,448	$28,998	$—	$993,731
Accounts receivable, net	1,984	508,052	1,945,088	—	2,455,124
Merchandise inventories	—	4,496,114	37,630	—	4,533,744
Prepaid expenses and other	76	17,799	1,441	—	19,316

Total current assets	869,345	5,119,413	2,013,157	—	8,001,915

Property and equipment, net	—	512,031	737	—	512,768
Goodwill	—	2,448,228	3,137	—	2,451,365
Intangibles, deferred charges and other	14,068	424,535	2,310	—	440,913
Intercompany investments and advances	3,580,701	2,403,344	(1,721,183)	(4,262,862)	—

Total assets	$4,464,114	$10,907,551	$298,158	$(4,262,862)	$11,406,961

Current liabilities:
Accounts payable	$—	$5,435,733	$31,684	$—	$5,467,417
Accrued expenses and other	(159,292)	565,153	4,781	—	410,642
Current portion of long-term debt	—	1,464	—	—	1,464
Deferred income taxes	—	392,088	(1,276)	—	390,812

Total current liabilities	(159,292)	6,394,438	35,189	—	6,270,335

Long-term debt, net of current portion	800,000	1,068	55,000	—	856,068
Other liabilities	—	96,193	—	—	96,193
Stockholders’ equity	3,823,406	4,415,852	207,969	(4,262,862)	4,184,365

Total liabilities and stockholders’ equity	$4,464,114	$10,907,551	$298,158	$(4,262,862)	$11,406,961

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$754,745	$82,174	$34,424	$—	$871,343
Accounts receivable, net	672	347,159	1,913,142	—	2,260,973
Merchandise inventories	—	5,095,322	40,508	—	5,135,830
Prepaid expenses and other	223	26,177	843	—	27,243

Total current assets	755,640	5,550,832	1,988,917	—	8,295,389

Property and equipment, net	—	464,608	656	—	465,264
Goodwill	—	2,445,138	3,137	—	2,448,275
Intangibles, deferred charges and other	19,334	422,933	2,808	—	445,075
Intercompany investments and advances	4,327,150	1,443,187	(1,742,577)	(4,027,760)	—

Total assets	$5,102,124	$10,326,698	$252,941	$(4,027,760)	$11,654,003

Current liabilities:
Accounts payable	$—	$4,922,021	$25,016	$—	$4,947,037
Accrued expenses and other	(168,609)	677,066	5,273	—	513,730
Current portion of long-term debt	180,000	101,360	—	—	281,360
Deferred income taxes	—	363,057	(1,276)	—	361,781

Total current liabilities	11,391	6,063,504	29,013	—	6,103,908

Long-term debt, net of current portion	1,100,000	2,111	55,000	—	1,157,111
Other liabilities	—	53,939	—	—	53,939

Stockholders’ equity	3,990,733	4,207,144	168,928	(4,027,760)	4,339,045

Total liabilities and stockholders’ equity	$5,102,124	$10,326,698	$252,941	$(4,027,760)	$11,654,003

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,518,652	$85,241	$—	$12,603,893
Bulk deliveries to customer warehouses	—	1,228,063	10	—	1,228,073

Total revenue	—	13,746,715	85,251	—	13,831,966
Cost of goods sold	—	13,250,168	79,729	—	13,329,897

Gross profit	—	496,547	5,522	—	502,069
Operating expenses:
Distribution, selling and administrative	—	328,896	(18,784)	—	310,112
Depreciation	—	17,058	56	—	17,114
Amortization	—	2,470	18	—	2,488
Facility consolidations, employee severance and other	—	3,747	—	—	3,747

Operating income	—	144,376	24,232	—	168,608
Other loss	—	291	—	—	291
Interest (income) expense	(3,094)	(980)	15,345	—	11,271

Income from continuing operations before taxes and equity in earnings of subsidiaries	3,094	145,065	8,887	—	157,046
Income taxes	1,188	52,603	3,411	—	57,202
Equity in earnings of subsidiaries	92,871	—	—	(92,871)	—

Income from continuing operations	94,777	92,462	5,476	(92,871)	99,844
Loss from discontinued operations	—	5,067	—	—	5,067

Net income	$94,777	$87,395	$5,476	$(92,871)	$94,777

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,016,485	$83,330	$—	$12,099,815
Bulk deliveries to customer warehouses	—	956,589	9	—	956,598

Total revenue	—	12,973,074	83,339	—	13,056,413
Cost of goods sold	—	12,406,308	78,037	—	12,484,345

Gross profit	—	566,766	5,302	—	572,068
Operating expenses:
Distribution, selling and administrative	—	319,792	(20,822)	—	298,970
Depreciation	—	16,557	86	—	16,643
Amortization	—	2,572	18	—	2,590
Facility consolidations, employee severance and other	—	1,550	—	—	1,550

Operating income	—	226,295	26,020	—	252,315
Other income	—	(4,909)	—	—	(4,909)
Interest expense	4,386	14,152	8,306	—	26,844
Loss on early retirement of debt	—	23,592	—	—	23,592

Income from continuing operations before taxes and equity in earnings of subsidiaries	(4,386)	193,460	17,714	—	206,788
Income taxes	(1,688)	74,482	6,819	—	79,613
Equity in earnings of subsidiaries	128,473	—	—	(128,473)	—

Income from continuing operations	125,775	118,978	10,895	(128,473)	127,175
Loss from discontinued operations	—	1,400	—	—	1,400

Net income	$125,775	$117,578	$10,895	$(128,473)	$125,775

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$36,777,979	$269,762	$—	$37,047,741
Bulk deliveries to customer warehouses	—	3,611,196	31	—	3,611,227

Total revenue	—	40,389,175	269,793	—	40,658,968
Cost of goods sold	—	38,947,289	253,269	—	39,200,558

Gross profit	—	1,441,886	16,524	—	1,458,410
Operating expenses:
Distribution, selling and administrative	—	958,378	(58,195)	—	900,183
Depreciation	—	52,530	157	—	52,687
Amortization	—	7,562	54	—	7,616
Facility consolidations, employee severance and other	—	10,717	—	—	10,717
Impairment charge	—	5,259	—	—	5,259

Operating income	—	407,440	74,508	—	481,948
Other income	—	(1,150)	—	—	(1,150)
Interest (income) expense	(16,132)	22,770	41,230	—	47,868
Loss on early retirement of debt	1,015	—	—	—	1,015

Income from continuing operations before taxes, equity in earnings of subsidiaries, and cumulative effect of change in accounting	15,117	385,820	33,278	—	434,215
Income taxes	5,805	145,053	12,778	—	163,636
Equity in earnings of subsidiaries	235,832	—	—	(235,832)	—

Income from continuing operations before cumulative effect of change in accounting	245,144	240,767	20,500	(235,832)	270,579
Loss from discontinued operations	—	15,263	—	—	15,263
Cumulative effect of change in accounting	—	10,094	78	—	10,172

Net income	$245,144	$215,410	$20,422	$(235,832)	$245,144

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$36,416,891	$264,718	$—	$36,681,609
Bulk deliveries to customer warehouses	—	3,064,926	25	—	3,064,951

Total revenue	—	39,481,817	264,743	—	39,746,560
Cost of goods sold	—	37,831,832	238,993	—	38,070,825

Gross profit	—	1,649,985	25,750	—	1,675,735
Operating expenses:
Distribution, selling and administrative	—	970,535	(80,052)	—	890,483
Depreciation	—	46,010	261	—	46,271
Amortization	—	6,823	519	—	7,342
Facility consolidations, employee severance and other	—	5,319	—	—	5,319

Operating income	—	621,298	105,022	—	726,320
Other income	—	(5,985)	—	—	(5,985)
Interest (income) expense	(8,094)	73,395	23,921	—	89,222
Loss on early retirement of debt	—	23,592	—	—	23,592

Income from continuing operations before taxes and equity in earnings of subsidiaries	8,094	530,296	81,101	—	619,491
Income taxes	3,117	204,164	31,223	—	238,504
Equity in earnings of subsidiaries	371,424	—	—	(371,424)	—

Income from continuing operations	376,401	326,132	49,878	(371,424)	380,987
Loss from discontinued operations	—	4,586	—	—	4,586

Net income	$376,401	$321,546	$49,878	$(371,424)	$376,401

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$245,144	$215,410	$20,422	$(235,832)	$245,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(220,656)	1,013,057	(22,827)	235,832	1,005,406

Net cash provided by (used in) operating activities	24,488	1,228,467	(2,405)	—	1,250,550

Capital expenditures	—	(163,592)	—	—	(163,592)
Cost of acquired companies, net of cash acquired, and other	—	(3,460)	—	—	(3,460)
Proceeds from sale-leaseback transactions	—	22,211	—	—	22,211
Proceeds from sale of discontinued operations	—	3,560	—	—	3,560

Net cash used in investing activities	—	(141,281)	—	—	(141,281)

Long-term debt repayments	(280,000)	—	—	—	(280,000)
Purchases of common stock	(786,192)	—	—	—	(786,192)
Exercise of stock options	91,773	—	—	—	91,773
Cash dividends on common stock	(7,992)	—	—	—	(7,992)
Deferred financing costs and other	(1,758)	(1,258)	(820)	—	(3,836)
Common stock purchases for employee stock purchase plan	(634)	—	—	—	(634)
Intercompany investments and advances	1,072,855	(1,070,654)	(2,201)	—	—

Net cash provided by (used in) financing activities	88,052	(1,071,912)	(3,021)	—	(986,881)

Increase (decrease) in cash and cash equivalents	112,540	15,274	(5,426)	—	122,388
Cash and cash equivalents at beginning of period	754,745	82,174	34,424	—	871,343

Cash and cash equivalents at end of period	$867,285	$97,448	$28,998	$—	$993,731

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$376,401	$321,546	$49,878	$(371,424)	$376,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(363,067)	214,946	61,668	371,424	284,971

Net cash provided by operating activities	13,334	536,492	111,546	—	661,372

Capital expenditures	—	(143,931)	—	—	(143,931)
Other	—	(67,960)	—	—	(67,960)

Net cash used in investing activities	—	(211,891)	—	—	(211,891)

Long-term debt repayments	(45,000)	(308,425)	—	—	(353,425)
Deferred financing costs and other	—	1,250	(14)	—	1,236
Exercise of stock options	14,578	—	—	—	14,578
Cash dividends on common stock	(8,416)	—	—	—	(8,416)
Common stock purchases for employee stock purchase plan	—	(319)	—	—	(319)
Intercompany investments and advances	208,125	(74,412)	(133,713)	—	—

Net cash provided by (used in) financing activities	169,287	(381,906)	(133,727)	—	(346,346)

Increase (decrease) in cash and cash equivalents	182,621	(57,305)	(22,181)	—	103,135
Cash and cash equivalents at beginning of period	572,908	169,323	57,805	—	800,036

Cash and cash equivalents at end of period	$755,529	$112,018	$35,624	$—	$903,171

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

Pharmaceutical Distribution

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty, Packaging and Technology groups. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and AmerisourceBergen Specialty Group comprised over 90% of the segment’s operating revenue and operating income in the quarters and nine-month periods ended June 30, 2005 and 2004.

As more fully described in the Company’s Form 10-K for the fiscal year ended September 30, 2004, ABDC is in a business model transition with respect to how manufacturers compensate us for our services. Historically, suppliers helped us generate gross profit in several ways, including cash discounts for prompt payments, inventory buying opportunities, rebates, inventory management and other agreements, vendor program arrangements, negotiated deals and other promotional opportunities. A significant portion of ABDC’s gross margin had been derived from our ability to purchase merchandise inventories in advance of pharmaceutical price increases and then hold these inventories until pharmaceutical prices increase, thereby generating a larger gross margin upon sale of the inventories. Over the last two years, pharmaceutical manufacturers have been increasing their control over the pharmaceutical supply channel by using product allocation methods, including the imposition of inventory management agreements (“IMAs”). Under most IMAs, we are paid for not speculating with respect to pharmaceutical price increases. However, in most cases our compensation under IMAs continues to be predicated upon pharmaceutical price increases. Additionally, pharmaceutical manufacturers increasingly have been restricting our ability to purchase their products from alternate sources and have been requesting more product and distribution sales data from us.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

All of the above has led to significant volatility in ABDC’s gross margin and, therefore we are continuing our efforts to shift our pharmaceutical distribution business to a fee-for-service model where we are compensated for the services we provide manufacturers versus one that is dependent upon manufacturer price increases (as is the case with the IMA model). We continue to work with our pharmaceutical manufacturer partners to define fee-for-service terms that will adequately compensate us for our services. As of June 30, 2005, we have signed agreements with a number of the large branded pharmaceutical manufacturers that we consider fee-for-service arrangements as well as some that we consider hybrid agreements with some attributes of IMAs and some attributes of fee-for-service arrangements. We believe the transition to a fee-for-service model is a collaborative approach that will improve the efficiency of the supply channel and establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. We continue to have discussions with pharmaceutical manufacturers regarding fee-for-service arrangements and expect to have agreements in place with a substantial majority of the large branded manufacturers by the end of calendar 2005. However, there can be no assurance that this business model transition will be successful.

The AmerisourceBergen Specialty Group (“ABSG”), through a number of individual operating businesses, provides distribution and other services, including group purchasing services, to physicians and alternate care providers who specialize in a variety of disease states, including oncology, nephrology, and rheumatology. ABSG also distributes vaccines, other injectables, plasma and other blood products. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization, third party logistics and other services for biotech and other pharmaceutical manufacturers, reimbursement consulting, practice management, and physician education.

ABSG’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by the U.S. Department of Health and Human Services (“HHS”) starting in January 2005 pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Modernization Act”), or that may be proposed in the future, may have the effect of reducing the amount of medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since ABSG provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for ABSG. Although ABSG has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

The AmerisourceBergen Packaging Group consists of American Health Packaging and Anderson Packaging (“Anderson”). American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers.

The AmerisourceBergen Technology Group (“ABTG”) provides scalable automated pharmacy dispensing equipment and medication and supply dispensing cabinets to a variety of retail and institutional healthcare providers. ABTG also provides supply management software for institutional and retail healthcare providers designed to improve efficiency.

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

The Company is currently evaluating the effect that the Medicare Modernization Act may have on the Long-Term Care business. As more fully described in the Company’s Form 10-K for the fiscal year ended September 30, 2004, the implementation of Medicare Part D could have an adverse effect on the Long-Term Care business. In January 2005, the Centers for Medicare and Medicaid Services (“CMS”) of HHS published final rules for the new voluntary prescription drug benefit program under the Medicare Modernization Act. The rules became effective in March 2005. While these rules established a framework, further information and guidance is expected to be provided by CMS. At this time, the future impact of the Medicare Modernization Act on the Long-Term Care business cannot be determined.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended June 30,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$12,426,079	$11,921,560	4%
PharMerica	393,031	390,332	1
Intersegment eliminations	(215,217)	(212,077)	(1)

Total	$12,603,893	$12,099,815	4%

	Operating Income Three Months Ended June 30,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$130,486	$184,454	(29)%
PharMerica	20,600	31,406	(34)
Facility consolidations, employee severance and other	(3,747)	(1,550)	(142)
Gain on litigation settlements	21,269	38,005	(44)

Total	$168,608	$252,315	(33)%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	2.96%	3.49%
Operating expenses	1.91%	1.94%
Operating income	1.05%	1.55%

PharMerica
Gross profit	28.67%	30.24%
Operating expenses	23.43%	22.19%
Operating income	5.24%	8.05%

AmerisourceBergen Corporation
Gross profit	3.98%	4.73%
Operating expenses	2.65%	2.64%
Operating income	1.34%	2.09%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Nine Months Ended June 30,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$36,536,623	$36,146,896	1%
PharMerica	1,169,742	1,184,850	(1)
Intersegment eliminations	(658,624)	(650,137)	(1)

Total	$37,047,741	$36,681,609	1%

	Operating Income Nine Months Ended June 30,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$381,736	$605,554	(37)%
PharMerica	76,094	88,080	(14)
Facility consolidations, employee severance and other	(10,717)	(5,319)	(101)
Gain on litigation settlements	40,094	38,005	5
Impairment charge	(5,259)	—	N/A

Total	$481,948	$726,320	(34)%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	2.97%	3.53%
Operating expenses	1.92%	1.85%
Operating income	1.04%	1.68%

PharMerica
Gross profit	28.54%	30.60%
Operating expenses	22.03%	23.16%
Operating income	6.51%	7.43%

AmerisourceBergen Corporation
Gross profit	3.94%	4.57%
Operating expenses	2.64%	2.59%
Operating income	1.30%	1.98%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended June 30, 2005 increased 4% to $12.6 billion from $12.1 billion in the prior-year quarter. For the nine months ended June 30, 2005, operating revenue increased 1% to $37.0 billion from $36.7 billion in the prior-year period. These increases were primarily due to increases in operating revenue in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. Bulk deliveries for the quarter ended June 30, 2005 increased 28% to $1.2 billion from $1.0 billion in the prior-year quarter. For the nine months ended June 30, 2005, bulk deliveries increased 18% to $3.6 billion from $3.1 billion in the prior-year period. Changes in revenue relating to bulk deliveries fluctuate primarily due to changes in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

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

We recorded a $10.2 million charge for the cumulative effect of change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the nine months ended June 30, 2005. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.09 for the nine months ended June 30, 2005. The accounting change is incorporated in our results of operations for the three and nine months ended June 30, 2005. The change improved earnings from continuing operations in the June quarter by approximately $0.9 million, net of tax, or $0.01 per diluted share from continuing operations. The change improved earnings from continuing operations in the nine months ended June 30, 2005 by approximately $9.8 million, net of tax, or $0.09 per diluted share from continuing operations. The accounting change had the effect of increasing gross profit and operating income by $1.5 million and $15.8 million for the quarter and nine months ended June 30, 2005, respectively.

Gross profit of $502.1 million in the quarter ended June 30, 2005 decreased 12% from $572.1 million in the prior-year quarter. Gross profit of $1,458.4 million in the nine months ended June 30, 2005 decreased 13% from $1,675.7 million in the prior-year period. During the quarter and nine months ended June 30, 2005, the Company recognized gains of $21.3 million and $40.1 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as reductions to cost of goods sold and contributed 4.2% and 2.8% of gross profit for the quarter and nine months ended June 30, 2005, respectively. During the quarter ended June 30, 2005, one of the Company’s generic drug suppliers, which is under investigation by the U.S. Food and Drug Administration, initiated additional product recalls due to its improper lab practices and noncompliance with standard operating procedures and subsequently suspended all of its manufacturing operations. In July 2005, the generic drug manufacturer filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company incurred a $6.6 million loss during the quarter related to the recalled inventory. Additionally, during the quarter ended June 30, 2005, the Company made a decision to rationalize its automation product offerings within ABTG. As a result, the Company incurred a $6.9 million charge relating to the automation products it will discontinue. These charges contributed to the overall decline in gross profit in the quarter and nine months ended June 30, 2005, in comparison to the prior year periods. During the quarter and nine months ended June 30, 2004, the Company recognized a $38.0 million gain from an antitrust litigation settlement with a pharmaceutical manufacturer. This gain was recorded as a reduction to cost of goods sold and contributed 6.6% and 2.3% of gross profit for the quarter and nine months ended June 30, 2004, respectively. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2005 was 3.98%, as compared to the prior-year percentage of 4.73% (11 basis points of this decline was due to the aforementioned charges). As a percentage of operating revenue, gross profit in the nine months ended June 30, 2005 was 3.94%, as compared to 4.57% in the prior-year period. In addition to the aforementioned items, the decreases in gross profit and gross profit percentage in comparison with the prior-year percentages reflect declines in both the Pharmaceutical Distribution and PharMerica segments due to a decline in profits related to pharmaceutical price increases and other buy-side profits, changes in customer mix and competitive selling price pressures.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $329.7 million in the quarter ended June 30, 2005 reflects an increase of 4% from $318.2 million in the prior-year quarter. DSAD&A of $960.5 million in the nine months ended June 30 2005 reflects an increase of 2% from $944.1 million in the prior-year period. As a percentage of operating revenue, DSAD&A in the quarter and nine months ended June 30, 2005 was 2.62% and 2.59%, respectively. As a percentage of operating revenue, DSAD&A in the quarter and nine months ended June 30, 2004 was 2.63% and 2.57%, respectively. The decrease in the DSAD&A percentage in the quarter ended June 30, 2005 from the prior-year quarter was due to improvements in the Pharmaceutical Distribution segment offset partially by an increase in the PharMerica segment. The increase in the DSAD&A percentage in the nine months ended June 30, 2005 from the prior-year period was due to an increase in the Pharmaceutical Distribution segment offset partially by improvements in the PharMerica segment. The Pharmaceutical Distribution segment DSAD&A increased by $6.1 million and $33.1 million from the prior-year quarter and nine-month period, respectively. The prior-year nine-month period benefited from a $17.5 million reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer and a net reduction in expense accruals primarily relating to employee benefit costs. The PharMerica segment DSAD&A increased by $5.5 million and decreased by $16.7 million for the quarter and nine months ended June 30, 2005, respectively. During the quarter ended June 30, 2005, PharMerica incurred an increase in health benefit costs of $2.4 million and the prior-year quarter benefited from a $4.6 million bad debt recovery from a customer. The decrease in the PharMerica segment DSAD&A in the nine months ended June 30, 2005 was due to aggressive cost reductions in response to the declining operating revenue.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the quarter ended June 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network consisting of less than 30 facilities within the next two years and to have successfully outsourced a majority of its information technology activities by the end of fiscal 2006. The plan includes building six new facilities (four of which are operational as of June 30, 2005) and closing facilities (20 of which have been closed through June 30, 2005). Construction activities on the remaining two new facilities are ongoing (one of which will be operational by the end of calendar 2005). The Company anticipates closing a total of six facilities in fiscal 2005.

The Company closed four distribution facilities in fiscal 2004 and eliminated certain administrative and operational functions (“the fiscal 2004 initiatives”). The Company closed three facilities during the nine months ended June 30, 2005 and announced plans to continue to consolidate and eliminate certain administrative functions, including the outsourcing of a majority of the Company’s information technology activities (the “fiscal 2005 initiatives”). During the nine months ended June 30, 2005, the Company recorded $8.7 million of employee severance and lease cancellation costs and $2.0 million of transition costs associated with the outsourcing of information technology activities, primarily related to the 2005 initiatives. As of June 30, 2005, approximately 643 employees had received termination notices as a result of the above initiatives, of which 585 have been terminated.

The Company paid a total of $9.1 million for employee severance and lease cancellation costs in the nine months ended June 30, 2005 related primarily to the 2005 initiatives. Remaining unpaid amounts of $4.7 million for employee severance, lease cancellation and other costs, and transition costs associated with the outsourcing of information technology activities are included in accrued expenses and other in the accompanying consolidated balance sheet at June 30, 2005. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

During the nine months ended June 30, 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets held by the Technology Group.

Operating income of $168.6 million for the quarter ended June 30, 2005 reflects a decrease of 33% from $252.3 million in the prior-year quarter. The Company’s operating income as a percentage of operating revenue was 1.34% in the quarter ended June 30, 2005 in comparison to 2.09% in the prior-year quarter. Operating income of $481.9 million for the nine months ended June 30, 2005 reflects a decrease of 34% from $726.3 million in the prior-year period. The Company’s operating income as a percentage of operating revenue was 1.30% for the nine months ended June 30, 2005, in comparison to 1.98% in the prior-year period. The declines in operating income were primarily due to decreases in gross profit. The gain on litigation settlements contributed approximately 17 basis points and 31 basis points to the Company’s operating income as a percentage of operating revenue for the quarters ended June 30, 2005 and 2004, respectively. The gain on litigation settlements contributed approximately 11 basis points and 10 basis points to the Company’s operating income as a percentage of operating revenue for the nine months ended June 30, 2005 and 2004, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the nine months ended June 30, 2004, a technology company in which the Company had an equity investment sold substantially all of its assets and recognized a gain on their sale. As a result, the Company recorded its $3.5 million share of the gain in other income during the nine months ended June 30, 2004. Additionally, the Company recorded a gain of $4.9 million resulting from a liquidating dividend from the technology company in other income during the three months ended June 30, 2004.

Interest expense, net of interest income, decreased 58% in the quarter ended June 30, 2005 to $11.3 million from $26.8 million in the prior-year quarter due to a reduction in average net borrowings. During the quarter ended June 30, 2005, the Company had an average cash position, net of borrowings, of $123 million, as compared to average borrowings, net of cash, of $743 million in the prior-year quarter. Interest expense, net of interest income, decreased 46% in the nine months ended June 30, 2005 to $47.9 million from $89.2 million in the prior-year period. Average borrowings, net of cash, during the nine months ended June 30, 2005 were $303 million, as compared to average borrowings, net of cash, of $1.2 billion in the prior-year period. The reductions in average borrowings, net of cash, were achieved due to the Company’s strong cash flows generated from operations, including reduced merchandise inventories resulting from the aforementioned business model transition.

During the nine months ended June 30, 2005, the Company recorded a $1.0 million loss resulting from the early retirement of debt (see Liquidity and Capital Resources). During the three and nine months ended June 30, 2004, the Company recorded a $23.6 million loss resulting from the early retirement of debt.

Income tax expense of $57.2 million and $163.6 million in the quarter and nine months ended June 30, 2005 reflects a tax rate of 36.4% and 37.7%, respectively. These tax rates reflect a reduction from the effective tax rate of 38.5% for the quarter and nine months ended June 30, 2004. The reduction in tax rates resulted from the resolution of certain federal and state income tax issues during the quarter ended June 30, 2005. The Company expects to return to an effective tax rate in the range of approximately 38% in future periods.

Income from continuing operations of $99.8 million for the quarter ended June 30, 2005 reflects a decrease of 21% from $127.2 million in the prior-year quarter primarily due to the decline in operating income offset partially by the decrease in interest expense and a reduction in the effective tax rate. Diluted earnings per share from continuing operations of $0.96 in the quarter ended June 30, 2005 reflects a 13% decrease from $1.10 per share in the prior-year quarter. The gain on litigation settlements less facility consolidations, employee severance and other increased income from continuing operations by $10.8 million and increased diluted earnings per share from continuing operations by $0.10 for the quarter ended June 30, 2005. The gain on litigation settlements less facility consolidations, employee severance and other and the loss on early retirement of debt increased income from continuing operations by $7.9 million and increased diluted earnings per share from continuing operations by $0.07 for the quarter ended June 30, 2004. Income from continuing operations of $270.6 million for the nine months ended June 30, 2005 reflects a decrease of 29% from $381.0 million in the prior-year period primarily due to the decline in operating income offset partially by the decrease in interest expense. Diluted earnings per share from continuing operations of $2.51 in the nine months ended June 30, 2005 reflects a 24% decrease from $3.29 per share in the prior-year period. The gain on litigation settlements less facility consolidations, employee severance and other, the impairment charge and the loss on early retirement of debt increased income from continuing operations by $14.2 million and increased diluted earnings per share from continuing operations by $0.13 for the nine months ended June 30, 2005. The gain on litigation settlements less facility consolidations, employee severance and other and the loss on early retirement of debt increased income from continuing operations by $5.6 million and increased diluted earnings per share from continuing operations by $0.05 for the nine months ended June 30, 2004.

Loss from discontinued operations, net of tax, for the quarters and nine months ended June 30, 2005 and 2004, respectively, relates to the December 2004 sale of the Company’s Rita Ann cosmetics distribution business for $3.6 million as well as the sale of substantially all of the assets of Bridge Medical, Inc. (“Bridge”), a provider of patient safety software and services to the healthcare industry, in June 2005 for $11.0 million. The Bridge sale closed in July 2005 and is subject to a working capital adjustment. The Company incurred a $6.5 million loss, net of tax, on the sale of the Rita Ann business, which is reflected in the loss from discontinued operations in the nine months ended June 30, 2005. The Company incurred an estimated $3.6 million loss, net of tax, on the sale of the Bridge business, which is reflected in the loss from discontinued operations in the quarter and nine months ended June 30, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net income of $94.8 million for the quarter ended June 30, 2005 reflects a decrease of 25% from $125.8 million in the prior-year quarter. Diluted earnings per share of $0.91 for the quarter ended June 30, 2005 reflects a decrease of 17% from $1.09 per share in the prior-year quarter. Net income of $245.1 million for the nine months ended June 30, 2005 reflects a decrease of 35% from $376.4 million in the prior-year period. Diluted earnings per share of $2.28 for the nine months ended June 30, 2005 reflects a decrease of 30% from $3.25 per share in the prior-year period. The declines in diluted earnings per share from net income were less than the declines in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchases of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources).

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $12.4 billion for the quarter ended June 30, 2005 increased 4% from $11.9 billion in the prior-year quarter. Operating revenue of $36.5 billion for the nine months ended June 30, 2005 increased 1% from $36.1 billion in the prior-year period. In the quarter ended June 30, 2004, the Company changed its accounting policy for customer sales returns. As a result, operating revenue and cost of goods sold were reduced by $320.4 million for the quarter and nine months ended June 30, 2004. In fiscal 2004, the Company discontinued servicing the U.S. Department of Veterans Affairs (“VA”) and the AdvancePCS business. These former customers contributed 8% and 12% of the segment’s operating revenue in the quarter and nine months ended June 30, 2004, respectively. The lost business was offset by the above market growth of the specialty pharmaceutical distribution business and the market growth of ABDC. During the quarters ended June 30, 2005 and 2004, 58% of operating revenue was from sales to institutional customers and 42% was from sales to retail customers. In comparison with the prior-year results, sales to institutional customers increased 4% in the quarter primarily due to the above market growth of the specialty pharmaceutical distribution business, offset in part by the loss of the VA and AdvancePCS business. Sales to retail customers increased 5% over the prior-year quarter primarily due to market growth and an increase in sales to one of the Company’s larger retail customers.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry growth rates, as estimated by industry data firm IMS Healthcare, Inc., are expected to be from 7% to 10% annually over the next four years. Future operating revenue growth will continue to be affected by competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, changes in Federal government rules and regulations and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers. The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology, nephrology, and rheumatology. Additionally, the Specialty Group distributes vaccines and blood plasma. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by HHS starting in January 2005 pursuant to the Medicare Modernization Act, or that may be proposed in the future, may have the effect of reducing the amount of medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since the Specialty Group provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for the Specialty Group. Although the Specialty Group has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

Pharmaceutical Distribution gross profit of $368.1 million in the quarter ended June 30, 2005 reflects a decrease of 12% from $416.0 million in the prior-year quarter. Pharmaceutical Distribution gross profit of $1,084.5 million in the nine months ended June 30, 2005 reflects a decrease of 15% from $1,275.2 million in the prior-year period. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2005 was 2.96%, as compared to 3.49% in the prior-year quarter. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2005 was 2.97% as compared to 3.53% in the prior-year period. The decline in gross profit was primarily due to a decrease in the buy-side component of the gross margin, including a decline in inventory appreciation profits, less alternate source and deal opportunities and the loss of the VA business

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in fiscal 2004. Contributing to the decline in inventory appreciation profits were lower levels of inventory on-hand during the current fiscal quarter and nine month period, and fewer than expected manufacturer price increases prior to the national election in November 2004. Additionally, as previously mentioned, during the quarter ended June 30, 2005, the Company incurred a $6.6 million loss in connection with the bankruptcy filing a generic drug supplier. The Company also incurred a $6.9 million charge relating to its decision to rationalize its automation product offerings within ABTG. These charges contributed 11 basis points to the overall decline in gross profit as a percentage of operating revenue in the quarter ended June 30, 2005, in comparison to the prior year quarter.

The Company expects that buy-side purchasing opportunities will continue to decrease in the future as pharmaceutical manufacturers increasingly seek to control the supply channel through product allocations that limit the inventory the Company can purchase and through the imposition of inventory management and other agreements, or terms within fee-for-service agreements, that prohibit or restrict the Company’s right to purchase inventory from alternate source suppliers. Although the Company seeks in any such agreements to obtain appropriate compensation from pharmaceutical manufacturers for foregoing buy-side purchasing opportunities, there can be no assurance that the agreements will function as intended and replace any or all lost profit opportunities. In addition, a significant amount of the Company’s payments under current pharmaceutical manufacturer agreements are triggered by pharmaceutical manufacturer price increases. Although the Company is negotiating with pharmaceutical manufacturers to change the payment trigger and lessen its dependence on pharmaceutical manufacturer price increases, there can be no assurance that the Company will be successful in transforming its relationships to a fee-for-service structure from their current structure.

The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $237.6 million in the quarter ended June 30, 2005 reflects an increase of 3% from $231.6 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the quarter ended June 30, 2005 were 1.91%, as compared to 1.94% in the prior-year quarter. Pharmaceutical Distribution operating expenses of $702.8 million in the nine months ended June 30, 2005 reflects an increase of 5% from $669.7 million in the prior-year period. As a percentage of operating revenue, operating expenses in the nine months ended June 30, 2005 were 1.92%, as compared to 1.85% in the prior-year period, an increase of 7 basis points. A significant reduction of a previously recorded allowance for doubtful account in the nine months ended June 30, 2004 had the effect of improving the prior-year operating expense as a percentage of operating revenue by 5 basis points. Additionally, the prior-year nine-month period benefited from a reduction in expense accruals primarily related to employee benefit costs. Other operating expense increases in the nine months ended June 30, 2005 related to start-up costs in connection with the new distribution facilities, which were substantially offset by continued productivity gains achieved throughout the Company’s distribution network.

Pharmaceutical Distribution operating income of $130.5 million in the quarter ended June 30, 2005 reflects a decrease of 29% from $184.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended June 30, 2005 was 1.05%, as compared to 1.55% in the prior-year quarter. Pharmaceutical Distribution operating income of $381.7 million in the nine months ended June 30, 2005 reflects a decrease of 37% from $605.6 million in the prior-year period. As a percentage of operating revenue, operating income in the nine months ended June 30, 2005 was 1.04% as compared to 1.68% in the prior-year period. The declines over the prior-year percentages were due primarily to the reductions in gross margin. While management historically has been able to lower expense ratios, this did not occur in the nine months ended June 30, 2005 and there can be no assurance that reductions will occur in the future, or that expense ratio reductions, if they should occur, will offset possible declines in gross margins.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PharMerica Segment Results

PharMerica operating revenue of $393.0 million for the quarter ended June 30, 2005 reflects an increase of 1% compared to $390.3 million in the prior-year quarter. Operating revenue for the nine months ended June 30, 2005 declined 1% to $1,169.7 million from $1,184.9 million in the prior-year period. PharMerica’s decline in operating revenue was primarily due to competitive pressures that affected both the Long-Term Care and Workers’ Compensation businesses and increasing reductions in Medicaid reimbursement rates. The operating revenue growth rate in fiscal 2005 is expected to be flat. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented starting January 2005 pursuant to the Medicare Modernization Act as well as the implementation of the March 2005 voluntary prescription drug benefit program thereunder) and the pharmaceutical inflation rate.

PharMerica gross profit of $112.7 million for the quarter ended June 30, 2005 reflects a decrease of 5% from $118.0 million in the prior-year quarter. PharMerica gross profit of $333.8 million for the nine months ended June 30, 2005 reflects a decrease of 8% from $362.5 million in the prior-year period. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2005 was 28.67%, as compared to 30.24% in the prior-year quarter. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2005 was 28.54%, as compared to 30.60% in the prior-year period. The declines in gross profit were primarily due to industry competitive pressures, and a reduction in the rates of reimbursement for the services provided by PharMerica, which continue to adversely affect gross profit margins in both the Workers’ Compensation business and the Long-Term Care business.

PharMerica operating expenses of $92.1 million for the quarter ended June 30, 2005 increased 6% from $86.6 million in the prior-year quarter. As a percentage of operating revenue, operating expenses increased to 23.43% in the quarter ended June 30, 2005 from 22.19% in the prior-year quarter. The percentage increase was due to an increase in health benefit costs of $2.4 million in the quarter ended June 30, 2005 and the prior year quarter benefited from a $4.6 million bad debt recovery from a customer. PharMerica operating expenses of $257.7 million for the nine months ended June 30, 2005 decreased 6% from $274.4 million in the prior-year period. As a percentage of operating revenue, operating expenses were reduced to 22.03% in the nine months ended June 30, 2005 from 23.16% in the prior-year period. The percentage reduction in the nine months ended June 30, 2005 was primarily due to aggressive cost reductions in response to the decline in operating revenue, including the consolidation of local pharmacy administrative functions to regional centers for the Long-Term Care business, a reduction in bad debt expense due to continued improvements made in credit and collection practices, a reduction in sales and use tax liability due to favorable audit experience and other settlements, and continued improvements in operating practices of both the Workers’ Compensation business and the Long-Term Care business.

PharMerica operating income of $20.6 million for the quarter ended June 30, 2005 decreased 34% from $31.4 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended June 30, 2005 was 5.24%, as compared to 8.05% in the prior-year quarter. The decline was due to the aforementioned reduction in the gross margin and an increase in the operating expense ratio which was primarily driven by the above mentioned increase in health benefit costs in the quarter ended June 30, 2005 and the prior year benefit from a bad debt recovery. PharMerica operating income of $76.1 million in the nine months ended June 30, 2005 decreased 14% from $88.1 million in the prior-year period. As a percentage of operating revenue, operating income in the nine months ended June 30, 2005 was 6.51% as compared to 7.43% in the prior-year period. The decline was due to the aforementioned reduction in the gross profit margin, offset in part by the decline in the operating expense ratio. While management historically has been able to lower expense ratios there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible further declines in gross margins.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at June 30, 2005, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
8 1/8% senior notes due 2008	$500,000	$—
7 1/4% senior notes due 2012	300,000	—
Other	2,532	—

Total fixed-rate debt	802,532	—

Variable-Rate Debt:
Blanco revolving credit facility due 2006	55,000	—
Revolving credit facility due 2009		691,365
Receivables securitization facility due 2007	—	1,050,000

Total variable-rate debt	55,000	1,741,365

Total debt, including current portion	$857,532	$1,741,365

The Company’s $1.7 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

In July 2003, the Company entered into a $1.05 billion receivables securitization facility (“Receivables Securitization Facility”). In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to AmeriSource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended its Receivables Securitization Facility and under the terms of the amendment the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to December 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and the expiration date was extended to December 2005. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and will vary based on the Company’s debt ratings. In April 2005, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Receivables Securitization Facility, the program fees were lowered. The program fee was 60 basis points for the three-year tranche and 35 basis points for the 364-day tranche as of June 30, 2005. Additionally, the commitment fee on any unused credit was reduced to 20 basis points for the three-year tranche and to 17.5 basis points for the 364-day tranche. Borrowings and payments under the Securitization Facility are applied on a pro-rata basis to the $700 million and $350 million tranches. At June 30, 2005, there were no borrowings under the Receivables Securitization Facility. In connection with entering into the Receivables Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. The facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In December 2004, the Company entered into a new $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior Credit Agreement (defined below). There were no borrowings outstanding under the Senior Revolving Credit Facility at June 30, 2005. Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating. In April 2005, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Senior Revolving Credit Facility, interest on borrowings will accrue at lower rates, either 80 basis points over LIBOR or the prime rate at June 30, 2005. The Company pays quarterly facility fees to maintain the availability under the Senior Revolving

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facility at specific rates based on the Company’s debt rating. In April 2005, the rate payable to maintain the availability of the $700 million commitment was reduced to 20 basis points per annum resulting from the Company’s improved debt rating. In connection with entering into the Senior Revolving Credit Facility, the Company incurred approximately $2.5 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. These covenants are less restrictive than those under the Senior Credit Agreement, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

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

During the quarter ended June 30, 2005, the Company paid $100 million to redeem the Bergen 7 1/4% Senior Notes due June 1, 2005, upon their maturity.

In December 2000, the Company issued $300.0 million of 5% convertible subordinated notes due December 1, 2007. The notes had an annual interest rate of 5%, payable semiannually, and were convertible into common stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. In December 2004, the Company announced that it would redeem its 5% convertible subordinated notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The noteholders were given the option to accept cash or convert the notes to common stock of the Company. The notes were convertible into 5,663,730 shares of common stock, which translated to a conversion ratio of 18.8791 shares of common stock for each $1,000 principal amount of notes. Through January 3, 2005, the Company issued 5,663,144 shares of common stock from treasury to noteholders to redeem substantially all of the notes and paid $31,000 to redeem the remaining notes. The Company subsequently repurchased 5.7 million shares of common stock in the quarter ended March 31, 2005, substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes.

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At June 30, 2005, the Company had approximately $803 million of fixed-rate debt with a weighted average interest rate of 7.8% and $55 million of variable-rate debt with a weighted average interest rate of 4.1%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at June 30, 2005. For every $100 million of unhedged variable-rate debt outstanding, a 41 basis-point increase in interest rates (one-tenth of the average variable-rate at June 30, 2005) would increase the Company’s annual interest expense by $0.4 million.

The Company’s operating results have generated cash flow, which, together with availability under its debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt and repurchases of shares of the Company’s common stock. We previously estimated that cash to be provided by operations for fiscal 2005 would be between $900 million and $1.0 billion. Cash flow from operations for the nine months ended June 30, 2005 was $1.25 billion primarily due to the significant decline in merchandise inventories and an increase in accounts payable during the nine months ended June 30, 2005. The significant decline in merchandise inventories during the nine months ended June 30, 2005 reflected the impact of the business model transition, including increasing compliance under current inventory management and fee-for-service agreements. We are currently estimating that cash provided by operations for fiscal 2005 will be between $1.1 billion and $1.3 billion and expect inventories to be in the low-to-mid $4 billion range for the remainder of the fiscal year. We do not anticipate the Company will experience similar amounts of working capital reduction in future years and thus the Company expects to return to a more normalized level of cash flow from operations after fiscal 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s primary ongoing cash requirements will be to finance working capital, fund the scheduled repayment of debt and the payment of interest on debt, finance merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Significant cash flows from operations primarily resulting from the business model transition, as discussed above, has resulted in a record low debt-to-capital ratio of 17.0% and a net debt to total capital ratio of less than zero. The Company is actively evaluating its alternatives to deploy its excess capital and, as a result, is considering the repurchase of additional shares of common stock, the repayment or retirement of debt (including redemptions, market purchases or tenders), and strategic acquisitions. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

Following is a summary of the Company’s contractual obligations for future principal payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at June 30, 2005 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt	$857,532	$56,464	$1,068	$500,000	$300,000
Operating Leases	210,259	62,228	82,101	41,713	24,217
Other Commitments	1,291,429	59,270	115,934	252,759	863,466

Total	$2,359,220	$177,962	$199,103	$794,472	$1,187,683

The $55 million Blanco revolving credit facility, which was scheduled to expire in May 2005, was replaced by a new $55 million facility. The new facility, which is due in April 2006, is guaranteed by the Company, whereas borrowings on the previous facility were secured by the Senior Revolving Credit Facility. The $55 million Blanco revolving credit facility is included in the “Within 1 year” column in the above repayment table. However, the borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2005 because the Company has the ability and intent to refinance it on a long-term basis.

In December 2004, the Company entered into a distribution agreement with a Canadian influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. We expect the Canadian manufacturer will receive FDA approval by the 2006/2007 influenza season; however, FDA approval may be received earlier. If the initial year of the purchase commitment begins in fiscal 2007, then the Company anticipates its purchase commitment for that year will approximate $66 million. The Company anticipates its total purchase commitment (assuming the commitment commences in fiscal 2007) will be approximately $1.1 billion. The influenza vaccine commitment is included in Other Commitments in the above table.

In connection with its integration plan, the Company will have six new distribution facilities (four of which were operational as of June 30, 2005). Five of the new distribution facilities will be owned by the Company. In December 2002, the Company entered into a 15-year lease obligation totaling $17.4 million for the other new facility; this obligation is reflected in Operating Leases in the above table. The Company has been entering into commitments with a construction development company relating to site selection, purchase of land, design and construction of the new facilities to be owned. The Company has paid the construction development company $84.5 million for the four substantially completed facilities and has no further commitments relating to these facilities. As of June 30, 2005, the Company has $12.3 million of remaining commitments relating to the construction of the fifth facility to be owned. This facility commitment is included in Other Commitments in the above table.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the quarter ended June 30, 2005, the Company decided to outsource a significant portion of its information technology activities and entered into a ten-year commitment, effective July 1, 2005, with a third party service provider, which will assume responsibility for performing the outsourced information technology activities following the completion of certain transition matters. The Company estimates that it will incur approximately $20 million to $25 million of transition costs within the next 12 months in connection with this plan. These transition costs will include employee severance and other contract expenses. The Company expects to incur approximately one-half of these costs in its fourth quarter of fiscal 2005. The minimum commitment under the outsourcing arrangement is approximately $200 million (excluding the above-mentioned transition costs) over a ten-year period; however, the Company believes it will likely spend between $300 million and $400 million to maintain and improve its information technology infrastructure during that period. The Company has included the minimum contractual commitment of $200 million in Other Commitments in the above table.

During the nine months ended June 30, 2005, the Company’s operating activities provided $1.25 billion of cash as compared to cash provided of $661.4 million in the prior-year period. Cash provided by operations during the nine months ended June 30, 2005 was principally the result of net income of $245.1 million; a decrease in merchandise inventories of $546.7 million; an increase in accounts payable, accrued expenses and income taxes of $507.3 million; and non-cash items of $137.5 million, offset partially by an increase in accounts receivable of $191.4 million. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 9.8 times in the nine months ended June 30, 2005 from 8.1 times in the prior-year period. The improvement was derived from lower average inventory levels due to an increase in the number of inventory management and other vendor agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. Additionally, the Company’s change in accounting for customer returns in fiscal 2004 had the impact of reducing the inventory turnover rate by 0.6 times in the nine months ended June 30, 2005. The increase in accounts payable, accrued expenses and income taxes is primarily due to the timing of purchases of merchandise inventories and cash payments to our vendors. Average days sales outstanding for the Pharmaceutical Distribution segment decreased to 15.3 days in the nine months ended June 30, 2005 from 17.5 days in the prior-year period. The Company’s change in accounting for customer sales returns had the effect of decreasing average days sales outstanding for the nine months ended June 30, 2005 by 2.0 days. Additionally, the remaining improvement in average days outstanding was driven by ABSG as they improved their average days sales outstanding by more than 4.0 days. Average days sales outstanding for the PharMerica segment were 39.7 days in the nine months ended June 30, 2005 compared to 38.6 days in the prior-year period. Operating cash uses during the nine months ended June 30, 2005 included $62.8 million in interest payments and $102.5 million of income tax payments, net of refunds. As previously discussed, it is anticipated that cash to be provided by operations for fiscal 2005 will be between $1.1 billion and $1.3 billion.

During the nine months ended June 30, 2004, the Company’s operating activities provided $661.4 million of cash as compared to cash used of $792.4 million in the prior-year period. Cash provided by operations during the nine months ended June 30, 2004 was principally the result of net income of $376.4 million, non-cash items of $138.8 million, $138.1 million decrease in merchandise inventories, and $85.5 million increase in accounts payable, accrued expenses and income taxes, partially offset by an increase in accounts receivable of $80.0 million. The Company’s change in accounting for customer sales returns had the effect of increasing merchandise inventories and reducing accounts receivable by $320.4 million at June 30, 2004. Merchandise inventories declined due to an increase in the number of inventory management agreements with manufacturers. The turnover of merchandise inventories for the Pharmaceutical Distribution segment improved to 8.1 times in the nine months ended June 30, 2004 from 6.4 times in the prior-year period. The $65.1 million increase in accounts payable was primarily due to the timing of purchases of merchandise inventories and cash payments to our vendors. The increase in accounts receivable was largely due to the increase in average days sales outstanding. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 17.5 days in the nine months ended June 30, 2004 from 16.9 days in the prior-year period. This increase was primarily due to the strong revenue growth of ABSG, which generally has a higher receivable investment than the traditional distribution business. Average days sales outstanding for the PharMerica segment improved to 38.6 days in the nine months ended June 30, 2004 from 39.8 days in the prior-year period due to continued emphasis on receivables management. Operating cash uses during the nine months ended June 30, 2004 included $85.4 million in interest payments and $153.1 million of income tax payments, net of refunds.

Capital expenditures for the nine months ended June 30, 2005 were $163.6 million and related principally to the construction of the new distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation. The Company estimates that it will spend in the high end of the range of approximately $175 million to $200 million for capital expenditures during fiscal 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash provided by investing activities for the nine months ended June 30, 2005 included $22.2 million from sale-leaseback transactions entered into by the Company with a financial institution and $3.6 million from the sale of the Company’s Rita Ann cosmetics business.

Capital expenditures for the nine months ended June 30, 2004 were $143.9 million and related principally to the transfer of ownership to the Company and payment for two of the Company’s new distribution facilities upon completion of construction, investments in warehouse improvements, information technology and warehouse automation.

During the nine months ended June 30, 2004, the Company paid $39.0 million for the remaining 40% equity interest in International Physician Networks. Additionally, the Company paid approximately $13.7 million in cash for MedSelect, Inc., a provider of automated medication and supply dispensing cabinets and $15.9 million in cash for Imedex, Inc., an accredited provider of continuing medical education for physicians.

During the nine months ended June 30, 2005, as described above, the Company repaid the remaining $180.0 million outstanding under the Term Loan Facility. Additionally, the Company paid $100.0 million to redeem the Bergen 7 1/4% Senior Notes upon their maturity. During the nine months ended June 30, 2005, the Company also acquired $786.2 million of its common stock outstanding.

The Company used $300.0 million to redeem the Subordinated Notes, $8.4 million to redeem the 6 7/8% Notes, and $45.0 million to repay the Term Facility during the nine months ended June 30, 2004.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s Notes. During the quarter ended June 30, 2005, the Company acquired 1.4 million shares of common stock under this program for a total of $94.2 million. The Company expects to complete the $450 million share repurchase program by the end of fiscal 2006.

In February 2005, the Company’s board of directors authorized the Company to purchase up to 5.7 million shares (substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes) of its outstanding common stock, subject to market conditions. During the quarter ended March 31, 2005, the Company acquired 0.4 million shares in the open market for a total of $25.9 million. In addition, on March 30, 2005, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution to purchase the remaining 5.3 million shares immediately from the financial institution at a cost of $293.8 million. The financial institution subsequently purchased an equivalent number of shares in the open market through April 21, 2005. The ASR transaction was completed on April 21, 2005; as a result, the Company paid the financial institution a cash settlement of $16.6 million. The Company had acquired all the shares authorized under this program for a total of $336.3 million, which includes the above cash settlement of $16.6 million. The cash settlement was recorded as an adjustment to additional paid-in capital.

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2005, the Company acquired 6.5 million shares of its common stock under this program for $355.3 million. As of June 30, 2005, the Company had acquired 9.3 million shares of its common stock to complete the $500 million repurchase program.

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. Most recently, a dividend of $0.025 per share was declared by the Company’s board of directors on May 12, 2005, and was paid on June 7, 2005 to stockholders of record as of the close of business on May 23, 2005. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Issued Financial Accounting Standard

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a new rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005, and therefore, will begin to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense the fair value of all future options granted subsequent to September 30, 2005 over their service periods. The Company believes that the expensing of options may be material to the consolidated financial statements. Currently, the Company cannot determine the impact of adopting SFAS No. 123R as it will depend, among other things, on the number of share-based awards granted in the future.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plans to consolidate its distribution network. Various factors, including competitive pressures, success of the Pharmaceutical Distribution segment’s ability to transition its business model to fee-for-service, success of integration, restructuring or systems initiatives, market interest rates, operational or control issues arising from AmerisourceBergen’s outsourcing of information technology activities, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in U.S. Government policies (including reimbursement changes arising from the Medicare Modernization Act), customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and elsewhere in that report and in this report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s most significant market risk is the effect of changing interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 above on page 38.

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

There were no changes during the fiscal quarter ended June 30, 2005 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls. Effective July 1, 2005, the Company outsourced a significant portion of its information technology activities to a third party service provider. Management is in the process of assessing how the outsourcing of such activities may affect the Company’s internal control over financial reporting and the effectiveness of those controls as of September 30, 2005.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s Notes. As of June 30, 2005, the Company had purchased $94.2 million of its common stock for a weighted-average price of $65.50.

In February 2005, the Company’s board of directors authorized the Company to purchase up to 5.7 million of its outstanding shares of common stock, subject to market conditions. The Company completed the purchase of all the shares authorized under this program for a total of $319.7 million in March 2005. In April 2005, the Company paid $16.6 million to settle the purchase of the 5.7 million shares. See Note 3 (Stockholders’ Equity and Earnings Per Share) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report.

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. The Company completed the purchase of $500 million of its common stock under this program in February 2005 for a weighted-average price of $53.81.

The following table sets forth the number of shares purchased and the average price paid per share during the quarter ended June 30, 2005, and the dollar value of shares that may yet be purchased under the $450 million repurchase program as of June 30, 2005.

$450 Million Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the $450 Million Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the $450 Million Repurchase Program
May 1 to May 31	443,000	$64.92	443,000	$421,239,562
June 1 to June 30	994,700	$65.76	994,700	355,827,874

Total	1,437,700	$65.50	1,437,700	355,827,874

ITEM 6. Exhibits.

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

/s/ R. David Yost
R. David Yost Chief Executive Officer

/s/ Michael D. DiCandilo
Michael D. DiCandilo Executive Vice President and Chief Financial Officer

August 5, 2005