Form 10-K
period 2005-09-30
AMERISOURCEBERGEN CORP
filed 2005-12-09
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2005, based upon the closing price of such stock on the New York Stock Exchange on March 31, 2005, was $4,216,774,879.

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of November 30, 2005 was 104,260,664.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III - Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

AmerisourceBergen Corporation (“AmerisourceBergen” or the “Company”) is one of the largest pharmaceutical services companies in the United States. Serving both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Company provides drug distribution and related services designed to reduce costs and improve patient outcomes. More specifically, we distribute a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a wide variety of healthcare providers located throughout the United States, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, physicians, clinics and other alternate site facilities, and skilled nursing and assisted living centers. We also provide pharmaceuticals and pharmacy services to long-term care, workers’ compensation and specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including pharmacy automation, supply management software, pharmaceutical packaging, inventory management, reimbursement and pharmaceutical consulting services, logistics services, and physician education, all of which are designed to reduce costs and improve patient outcomes.

Industry Overview

We have benefited from the significant growth of the pharmaceutical industry in the United States. According to IMS Healthcare, Inc., an independent third party provider of information to the pharmaceutical and healthcare industry, industry sales in the United States are expected to grow between 8% and 9% in 2006 and annually between 7% and 10% through 2009.

The factors contributing to the growth of the pharmaceutical industry in the United States, and other industry trends, include:

Aging Population. The number of individuals over age 55 in the United States grew from approximately 52 million in 1990 to approximately 59 million in 2000 and is projected to increase to more than 75 million by the year 2010. This age group suffers from chronic illnesses and disabilities more than the rest of the population and is estimated to account for approximately two-thirds of total healthcare expenditures in the United States.

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

Pharmaceutical Supply Channel Changes. Historically, we and our major pharmaceutical distribution competitors derived a significant portion of our pharmaceutical distribution gross margin from manufacturer price increases, which have historically equaled or exceeded the overall Consumer Price Index. We believe these increases were due in large part to the relatively inelastic demand for brand name drugs notwithstanding higher prices charged for patented drugs as pharmaceutical manufacturers attempted to recoup costs associated with the development, clinical testing and regulatory approval of new products. Recently, pharmaceutical manufacturers have been under significant pressure to reduce the rate of pharmaceutical price increases. While we expect such price increases to occur in the future, we cannot predict the rate at which such prices will increase or the frequency of increases.

Our industry is in a transition to a fee-for-service model whereby we and our major competitors are compensated for the services provided to manufacturers versus one that is dependent upon manufacturer price increases. There can be no assurance that the fee-for-service transition will be successful or that our profitability will not be significantly reduced by the transition (see further description of business model transition on page 6 under the section titled “Suppliers”).

Medicare and Medicaid Legislative Developments. Medicare reimbursement rates for certain pharmaceuticals were impacted by implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Modernization Act”) by the U.S. Department of Health and Human Services (“HHS”), and further Medicare reimbursement reductions and policy changes are scheduled to be implemented in the future. In addition, the U.S. Congress is considering reductions in Medicaid reimbursement for certain prescription drugs. These policies may adversely affect our specialty distribution and our long-term care institutional pharmacy businesses directly and our wholesale drug distribution and specialty distribution businesses indirectly.

Expiration of Patents for Brand Name Pharmaceuticals. A significant number of patents for widely-used brand name pharmaceutical products will expire during the next several years. These products are expected to be marketed by generic pharmaceutical manufacturers and distributed by distributors like us. We consider this a favorable trend because generic products have historically provided a greater gross profit margin opportunity than brand name products.

The Company

The Company was formed by the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”) in August 2001. We currently serve our customers, including healthcare providers, pharmaceutical manufacturers, and patients throughout the United States and Puerto Rico and recently, Canada, through a geographically diverse network of distribution and service centers. We typically are the primary source of supply for pharmaceutical and related products to our healthcare provider customers and certain patients. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, thereby allowing them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.

Strategy

Our business strategy is focused solely on the pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

•	Optimize and Grow Our Distribution Business. We believe we are well-positioned in size and market breadth to continue to grow our distribution business as we invest to improve our operating and capital efficiencies. Distribution anchors our growth and position in the pharmaceutical supply channel as we provide superior distribution services and deliver value-added solutions which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients.

In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our overall strategic growth plans. In October 2005, we acquired Trent Drugs (Wholesale) Ltd (“Trent”), a Canadian wholesaler of pharmaceutical products. The acquisition of Trent provides the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. We believe the Canadian market is well-positioned for future growth, and we anticipate capitalizing on that growth with our recent acquisition of Trent.

We believe we have one of the lowest cost operating structures among our major national competitors, and to further improve our position we launched our Optimiz™ program in fiscal 2001 for AmerisourceBergen Drug Corporation. As revised, the Optimiz™ program consists of reducing the distribution facility network from 51 facilities in 2001 to a distribution facility network numbering in the mid-20’s within the next two years. The plan includes building six new facilities (four of which were operational as of September 30, 2005), closing facilities (twenty-three of which have been closed) and implementing a new warehouse operating system. The fifth new facility opened in October 2005 and the sixth facility is scheduled to open during fiscal 2006. We closed six facilities in fiscal 2005 and anticipate closing six additional facilities during fiscal 2006, thereby reducing the total number of distribution facilities to 28 by the end of fiscal 2006. These measures have been designed to reduce operating costs, to provide greater access to financing sources and to reduce our cost of capital. In addition, we believe we will continue to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility.

•	Grow Our Specialty Pharmaceutical Business. Representing more than $7.4 billion in annual operating revenue, our specialty pharmaceuticals business has a significant presence in this rapidly growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians who specialize in a variety of disease states and a broad array of commercialization services for manufacturers, our specialty pharmaceuticals business is a well-developed platform for growth. We are the leader in distribution and physician services to community oncologists and have leading positions in nephrology and rheumatology. We also distribute vaccines and blood plasma and are well-positioned to service and support many of the new biotech therapies which will be coming to market in the near future.

We expect to continue to expand our manufacturer services, which help pharmaceutical manufacturers, especially in the biotechnology sector, commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies launch drugs with targeted populations and support the products in the channel. We provide physician education services, third party logistics and specialty pharmacy services to help speed products to market. We expect to seek opportunities to enhance and expand the specialty pharmaceutical business.

•	Expand Services in the Pharmaceutical Supply Channel. We offer value-added services and solutions to assist manufacturers and healthcare providers to improve their efficiency and their patient outcomes. Programs for manufacturers such as assistance with rapid new product launches, promotional and marketing services to accelerate product sales, custom packaging, product data reporting, logistical support, and workers’ compensation are all examples of value-added solutions we currently offer. We are continually seeking to expand our offerings.

Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies and small chain drugstores to compete more effectively through pharmaceutical benefit and merchandising programs; best-priced generic product purchasing services; hospital pharmacy consulting designed to improve operational efficiencies; scalable automated pharmacy dispensing equipment; and packaging services that deliver unit dose, punch card and other compliance packaging for institutional and retail pharmacy customers. We also continue to pursue enhancements to our services and programs.

Operations

Operating Structure. We are organized based upon the products and services we provide to our customers, and substantially all of our operations are in the United States. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty and Packaging groups. The operations of the former AmerisourceBergen Technology Group became a part of the overall ABDC operations in fiscal 2005. The Pharmaceutical Distribution segment’s operations provide drug distribution and related services throughout the United States, Puerto Rico and Canada (as a result of the Trent acquisition). ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, physicians, clinics and other alternate site facilities. ABDC also provides scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets and supply management software to a variety of retail and institutional healthcare providers. AmerisourceBergen Specialty Group (“ABSG”), through a number of individual operating businesses, provides distribution and other services, including group purchasing services to physicians and alternate care providers who specialize in a variety of disease states, including oncology, nephrology, and rheumatology. ABSG also distributes vaccines, other injectables, plasma and other blood products. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization, third party logistics and other services for biotech and other pharmaceutical manufacturers, reimbursement consulting, practice management, and physician education. The AmerisourceBergen Packaging Group consists of American Health Packaging and Anderson Packaging (“Anderson”). American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers. The drug distribution operations of ABDC and ABSG comprised over 90% of the segment’s operating revenue and over 80% of the segment’s operating income in the fiscal year ended September 30, 2005.

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”). Long-Term Care is a leading national provider of pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. Long-Term Care’s institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the dispensing of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. Long-Term Care pharmacies dispense pharmaceuticals in patient specific packaging in accordance with physician orders. In addition, Long-Term Care provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services. Workers’ Compensation provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. Workers’ Compensation services include home delivery of prescription drugs, medical supplies and equipment, and an array of computer software solutions to reduce the payors’ administrative costs.

Sales and Marketing. ABDC has a sales force organized regionally and specialized by healthcare provider type. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. Our Specialty and Packaging groups and the PharMerica businesses each have independent sales forces that specialize in its respective product and service offerings. Our corporate marketing department designs and develops an array of AmerisourceBergen value-added healthcare provider solutions and marketing materials. Tailored to specific groups, these programs and materials can be further customized at the distribution facility level to adapt to local market conditions. Corporate sales and marketing also serves national account customers through close coordination with local distribution centers and with the management of the Specialty and Packaging groups. Corporate sales and marketing ensures that our customers are receiving the mix of service offerings that meet their needs.

Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term and alternate care facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our customers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. During fiscal 2005, operating revenue for our Pharmaceutical Distribution segment was comprised of 57% institutional and 43% retail.

Our top ten customers represented approximately 31% of fiscal 2005 operating revenue. Our largest non-bulk customer represented 7.5% of our operating revenue in fiscal 2005. Revenues generated from sales to Medco Health Solutions, Inc. (“Medco”) accounted for approximately 93% of bulk deliveries to customer warehouses and approximately 6% of operating revenue in fiscal 2005. Other than our largest non-bulk customer and Medco, no individual customer accounted for more than 5% of our fiscal 2005 operating revenue. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 13% of our operating revenue in fiscal 2005 was derived from our three largest GPO relationships (Novation, LLC, United Drugs and Premier Purchasing Partners, L.P.). The loss of any major customer or GPO relationship could adversely affect future operating revenue. In October 2005, ABDC received notice of termination of its GPO contract with United Drugs effective mid-December 2005. United Drugs is a GPO for independent retail pharmacies. We expect that a substantial majority of the members of United Drugs will terminate their affiliation with United Drugs and elect to continue to do business with us. Among other things, the majority of the members of United Drugs are participants in one or more of our retail programs, including Good Neighbor Pharmacy®, Performance Plus Network® and Diabetes Shoppe®, and a number of them also have separate contracts directly with us. However, there can be no assurance that we will retain a substantial majority of the members of United Drugs as customers following the termination of our contract with United Drugs. Purchases by the members of United Drugs represented approximately 4% of the Company’s operating revenues for the fiscal year ended September 30, 2005.

Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 7% of our purchases in fiscal 2005. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally good. The ten largest suppliers in fiscal 2005 accounted for approximately 42% of our purchases. Effective October 1, 2005, the Company voluntarily made a decision to purchase all pharmaceuticals directly from manufacturers in an effort to further protect the integrity of the supply channel.

ABDC is in a business model transition with respect to how manufacturers compensate us for our services. Historically, supplier arrangements allowed us to generate gross profit in several ways, including cash discounts for prompt payments, inventory buying opportunities, rebates, inventory management and other agreements, vendor program arrangements, negotiated deals and other promotional opportunities. A significant portion of ABDC’s gross margin had been derived from our ability to purchase merchandise inventories in advance of pharmaceutical manufacturer price increases and to hold these inventories until pharmaceutical prices increase, thereby generating a larger gross margin upon sale of the inventories. Over the last two years, pharmaceutical manufacturers have been increasing their control over the pharmaceutical supply channel by using product allocation methods, including the imposition of inventory management agreements (“IMAs”). Under a typical IMA arrangement, the Company is compensated based on specific contract defined formulas for maintaining a certain level of inventory for a pre-defined period prior to, as of, or subsequent to the date of a manufacturer price increase. The payment from the manufacturer to us is triggered upon the manufacturer price increase. Because the payment trigger is the date of the manufacturer price increase and the size of the payment is typically dependent on the percentage price increase, changes in manufacturers’ pricing patterns can cause significant volatility to the Company’s periodic earnings. Additionally, pharmaceutical manufacturers have been imposing restrictions on our ability to purchase their products from alternate sources and have been requesting more product and distribution sales data from us.

All of the above has led to significant volatility in ABDC’s gross margin and, therefore, we are continuing our efforts to shift our pharmaceutical distribution business to a fee-for-service model where we are compensated for the services we provide manufacturers rather than one that is dependent upon manufacturer price increases (as is the case with the IMA model). We continue to work with our pharmaceutical manufacturer partners to define fee-for-service terms that will adequately compensate us for our services, such as our distribution services, inventory management, service level management, and other services. Under a typical fee-for-service agreement, the Company is compensated for its services based on a percentage of purchases over a defined time period, with payment of fees being made directly or through a combination of direct payments and price increase entitlements. As of September 30, 2005, we have signed agreements with a number of the large branded pharmaceutical manufacturers that we consider fee-for-service arrangements as well as some that we consider hybrid agreements with some attributes of IMAs and some attributes of fee-for-service arrangements. We believe the transition to a fee-for-service model will improve the efficiency of the supply channel and may establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. The fee-for-service arrangements may establish a more predictable earnings pattern because under many of the agreements the Company earns a fee for its services performed on a monthly basis in contrast to the IMA model where earnings are largely predicated upon the timing and amount of pharmaceutical price increases. We continue to have discussions with pharmaceutical manufacturers regarding fee-for-service arrangements and expect to have agreements in place with a substantial majority of the large branded manufacturers by the end of calendar 2005. During fiscal 2006, we expect that more than 75% of ABDC’s brand name manufacturer gross margin will not be contingent on manufacturer price increases. However, there can be no assurance that this business model transition will provide all of the desired benefits or that the Company will be able to retain those benefits.

Information Systems. ABDC’s information systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. ABDC’s customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the value-added services offered to our customers, including marketing, product demand data, inventory replenishment, single-source billing, computer price updates and price labels.

ABDC operates its full-service wholesale pharmaceutical distribution facilities on two different centralized information systems, while continuing to migrate to one system and maintaining our customers’ access through either order-entry system. ABDC plans to complete its migration to one system in the first quarter of fiscal 2006.

ABDC plans to continue to make system investments to further improve its information capabilities and meet its customer and operational needs. ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. ABDC is implementing a new warehouse operating system that is expected to improve its productivity and operating leverage. ABDC will continue to invest in advanced information systems and automated warehouse technology. As of September 30, 2005, approximately one-third of our distribution facilities have successfully implemented the new warehouse operating system.

In an effort to maintain and improve its information technology infrastructure, the Company decided to outsource a significant portion of its corporate and ABDC information technology activities and entered into a ten-year commitment, effective July 1, 2005, with IBM Global Services (“IBM”), which will assume responsibility for performing the outsourced information technology activities following the completion of certain transition matters. The Company estimates that it will incur approximately $20 million to $25 million of transition costs in connection with this plan. These transition costs will include employee severance and other contract expenses. The Company incurred approximately one-half of these costs in the fourth quarter of fiscal 2005. The minimum commitment under the outsourcing arrangement is approximately $200 million (excluding the above-mentioned transition costs) over a ten-year period; however, the Company believes it will likely spend between $300 million and $400 million under the outsourcing arrangement to maintain and improve its information technology infrastructure during that period.

ABSG operates its specialty distribution business on a common, centralized ERP platform resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities. The convenience of ordering via the Internet is very important to ABSG’s customers. Over the last three years, we have introduced and enhanced our web capabilities such that currently more than 30% of orders are initiated on the web.

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

Competition

We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare solutions. ABDC competes with both national and regional distributors within pharmaceutical distribution. Our national competitors include Cardinal Health, Inc. and McKesson Corporation. In addition, we compete with regional and local distributors, direct-selling manufacturers, warehousing chain drugstores, specialty distributors, and packaging and healthcare technology companies. The provider and alternate site product distribution channels serviced by ABSG are also highly competitive. Specialty distribution channel competitors include Oncology Therapeutics Network, FFF Enterprises, Henry Schein, Inc., Med-Path, and Priority Healthcare Corporation, among others. Competitors in the business of providing specialty pharmaceutical services to manufacturers include US Oncology, Inc., Covance Inc., and UPS Logistics, among others. In all areas, competitive factors include price, value-added service programs, product offerings, service and delivery, credit terms, and customer support.

PharMerica’s competitors principally include Omnicare, Inc., a national competitor, which is significantly larger than PharMerica, as well as regional and local pharmacies that specialize in long-term care. We believe that the competitive factors most important in PharMerica’s lines of business are quality and range of service offered, pricing, reputation with referral sources, ease of doing business with the provider, and the ability to develop and maintain relationships with referral sources. In addition, there are relatively few barriers to entry in the local markets served by PharMerica and it may encounter substantial competition from local market entrants. PharMerica also competes with numerous billing companies in connection with the portion of its business that electronically adjudicates workers’ compensation claims for payors.

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

We hold patents and have patent applications pending that relate to certain of our products, particularly our automated pharmacy dispensing equipment and our medication and supply dispensing equipment. We seek patent protection for our proprietary intellectual property from time to time as appropriate.

Although we believe that our patents or other proprietary products and processes do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Employees

As of September 30, 2005, we employed approximately 13,400 persons, of which approximately 12,300 were full-time employees. Approximately 5% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Government Regulation

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of these substances are required to register for permits, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. The FDA, DEA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these regulations. We have received all necessary regulatory approvals and believe that we are in substantial compliance with all applicable pharmaceutical wholesale distribution requirements.

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

Under the Prospective Payment System (“PPS”) for Medicare patients in skilled nursing facilities, Medicare pays a federal daily rate for virtually all covered skilled nursing facility services. Under PPS, PharMerica’s Long-Term Care skilled nursing facility customers are not able to pass through to Medicare their costs for certain products and services provided by PharMerica. Instead, Medicare provides such customers a federal daily rate to cover the costs of all covered goods and services provided to Medicare patients, which may include certain pharmaceutical and other goods and services provided by PharMerica. Because this Medicare reimbursement is limited by PPS, facility customers have an increased incentive to negotiate with PharMerica to minimize the costs of providing goods and services to patients covered under Medicare. PharMerica bills skilled nursing facilities based on a negotiated fee schedule.

The Medicare Modernization Act reduced Medicare payments for most Part B drugs from 95 percent to 85 percent of average wholesale price (“AWP”) for 2004, and instituted an “average sales price” or “ASP” methodology beginning in 2005. Beginning on July 1, 2006, physicians will have the option of continuing to obtain Part B reimbursed drugs under the traditional “buy and bill” approach or acquiring drugs through a new competitive acquisition program or CAP. It is currently anticipated that physicians who participate in CAP will bill the Medicare program only for the drug administration, while the CAP vendor will bill Medicare for the actual CAP drug and also will collect applicable beneficiary copayments.

The Medicare Modernization Act also significantly expanded Medicare coverage for outpatient prescription drugs. Specifically, on January 1, 2006, the new, voluntary Medicare Part D prescription drug benefit will go into effect. Beneficiaries who choose to participate in Part D will select from a range of stand-alone prescription drug plans or Medicare Advantage managed care plans that include prescription drug coverage along with other Medicare services (“Part D Plans”). The Part D Plans will be required to make available certain drugs on their formularies. Reimbursement for Part D drugs will be negotiated by each Part D Plan.

PharMerica’s Long-Term Care business also receives reimbursement directly for dispensed pharmaceuticals in some cases under state Medicaid programs. Over the last several years, state Medicaid programs have lowered reimbursement through a variety of mechanisms, principally reductions in Average Wholesale Price (AWP) levels, expansion of Federal Upper Limit (FUL) pricing, and general reductions in contract payment methodology to pharmacies. Congress also is considering budget reconciliation legislation that would further reduce Medicaid reimbursement for pharmaceuticals, although to date Congress has not adopted a final budget package. Moreover, Medicaid drug coverage will be affected by the new Medicare Part D drug benefit to be implemented in 2006, since Medicare Part D, not Medicaid, will cover most outpatient drug expenses for beneficiaries who qualify for both Medicare and Medicaid coverage (so-called “dual eligibles”), including dual eligibles residing in nursing homes.

In recent years, some states have passed or have proposed laws and regulations that are intended to protect the integrity of the supply channel. For example, Florida and other states are implementing pedigree requirements that require drugs to be accompanied by paperwork tracing drugs back to the manufacturers. These and other requirements are expected to increase the Company’s cost of operations. Effective October 1, 2005, the Company voluntarily made a decision to purchase all pharmaceuticals only from manufacturers in an effort to further protect the integrity of the supply channel.

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

See “Certain Risk Factors” for a discussion of additional regulatory developments that may affect the Company’s results of operations and financial condition.

Health Information Practices

The Health Information Portability and Accountability Act of 1996 (“HIPAA”) and the regulations promulgated thereunder by HHS set forth health information standards in order to protect security and privacy in the exchange of individually identifiable health information. Significant criminal and civil penalties may be imposed for violation of these standards. We have a HIPAA compliance program to facilitate our ongoing effort to comply with the HIPAA regulations.

Certain Risk Factors

The following discussion describes certain risk factors that we believe could affect our business and prospects. These risk factors are in addition to those set forth elsewhere in this report.

Intense competition may erode our profit margins.

The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with national wholesale distributors of pharmaceuticals such as Cardinal Health, Inc. and McKesson Corporation; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers who distribute their products directly to customers; specialty distributors; and other healthcare providers. The Long-Term Care and Workers’ Compensation businesses in which PharMerica operates also are highly competitive.

Competitive pressures have contributed to a decline in our gross profit margins on operating revenue from 5.42% in fiscal 2001 to 3.96% in fiscal 2005. This trend may continue and our business could be adversely affected as a result.

Our operating revenue and profitability may suffer upon the loss of a significant customer.

Our top ten customers represented approximately 31% of operating revenue for the fiscal year ended September 30, 2005. Our largest individual customer accounted for approximately 7.5% of our operating revenue for the fiscal year ended September 30, 2005. We also have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 13% of our operating revenue for the fiscal year ended September 30, 2005 was derived from our three largest GPO relationships (Novation, LLC, United Drugs and Premier Purchasing Partners, L.P.). We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect future operating revenue and profitability. In October 2005, ABDC received notice of termination of its GPO contract with United Drugs effective mid-December 2005. United Drugs is a GPO for independent retail pharmacies. We expect that a substantial majority of the members of United Drugs will terminate their affiliation with United Drugs and elect to continue to do business with us. Among other things, the majority of the members of United Drugs are participants in one or more of our retail programs, including Good Neighbor Pharmacy®, Performance Plus Network® and Diabetes Shoppe®, and a number of them also have separate contracts directly with us. However, there can be no assurance that we will retain a substantial majority of the members of United Drugs as customers following the termination of our contract with United Drugs. Purchases by the members of United Drugs represented approximately 4% of the Company’s operating revenues for the fiscal year ended September 30, 2005.

Approximately 11% of PharMerica’s operating revenue in the fiscal year ended September 30, 2005 was derived from Long-Term Care’s contract with Beverly Enterprises, Inc. The initial term of this contract is scheduled to expire in the middle part of fiscal 2006 and the contract is expected to be renewed at or before the expiration of the initial term. A termination of this contract or a renewal of this contract on significantly less favorable economic terms would adversely affect PharMerica’s operating revenue and results of operations.

Our operating revenue and profitability may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.

Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. The bankruptcy, insolvency or other credit failure of any customer at a time when the customer has a substantial account payable balance due to us could have a material adverse affect on our results of operations. At September 30, 2005, the largest trade receivable due from a single customer represented approximately 13% of accounts receivable, net.

Our results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant supplier.

Our relationships with pharmaceutical suppliers give rise to substantial amounts that are due to us from the suppliers, including amounts due to us for returned goods or defective goods and amounts due to us for services provided to the suppliers. The bankruptcy, insolvency or other credit failure of any supplier at a time when the supplier has a substantial account payable balance due to us could have a material adverse affect on our results of operations.

The Company’s Pharmaceutical Distribution segment is transitioning its business model.

The Company’s Pharmaceutical Distribution segment is in a business model transition with respect to how it is compensated for services it provides to pharmaceutical manufacturers. Historically, supplier arrangements allowed us to generate gross profit in several ways, including cash discounts for prompt payments, inventory buying opportunities, rebates, inventory management and other agreements, vendor program arrangements, negotiated deals and other promotional opportunities.

A significant portion of the gross margin for our pharmaceutical business had been derived from our ability to purchase merchandise inventories in advance of pharmaceutical price increases and then hold these inventories until pharmaceutical prices increase, thereby generating a larger gross margin upon sale of the inventories. Over the last two years, however, pharmaceutical manufacturers have been increasing their control over the pharmaceutical supply channel by using product allocation methods, including imposition of inventory management agreements (“IMAs”). Under most IMAs we are paid for not speculating with respect to pharmaceutical price increases. However, in most cases our compensation under IMAs continues to be predicated upon pharmaceutical price increases. Additionally, pharmaceutical manufacturers have imposed restrictions on our ability to purchase their products from alternate sources. Effective October 1, 2005, the Company voluntarily made a decision to purchase all pharmaceuticals only from manufacturers in an effort to further protect the integrity of the supply channel.

All of the above has resulted in significant volatility in the gross margin for our pharmaceutical distribution business and, therefore, we are in an effort to shift our business to a fee-for-service model where we are compensated for the services we provide manufacturers rather than one that is dependent upon manufacturer price increases (as is the case with the IMA model). We have been and are continuing to work with our pharmaceutical manufacturer partners to define fee-for-service terms that will adequately compensate us for our services. We expect to have agreements—either fee-for-service agreements or hybrid agreements that have some attributes of IMAs and some attributes of fee-for-service agreements—in place with a substantial majority of the large branded manufacturers by the end of calendar 2005. During fiscal 2006, we expect that more than 75% of ABDC’s brand name manufacturer gross margin will not be contingent on manufacturer price increases. There can be no assurance that this business model transition will be successful or that the timing of that transition will occur as anticipated by the Company. If the transition does not proceed successfully, the Company may not be adequately compensated and its profitability may be significantly reduced.

The supply channel business model transition may reduce our profitability.

The supply channel business model transition described above has the potential to affect the profitability of customer contracts that were developed under a business model that was predicated on price increases and high inventory levels. Many of our contracts with healthcare providers are multi-year contracts that cannot be terminated or amended in the event of such changes in our relationships with manufacturers. Accordingly, the advent of such changes may have the effect of reducing, or even eliminating, our profitability on such contracts through the end of the applicable contract periods.

Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability.

The healthcare industry is highly regulated at the federal and state level. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or have proposed laws and regulations, including pedigree tracking requirements, that are intended to protect the integrity of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution.

Legal and regulatory changes affecting rates of reimbursement for pharmaceuticals and/or medical treatments or services may reduce our profitability.

Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined. Many of our contracts with healthcare providers are multi-year contracts from which we derive profit based upon reimbursement rates and methodology. Many of these contracts cannot be terminated or amended in the event of such legal and regulatory changes. Accordingly, such changes may have the effect of reducing, or even eliminating, our profitability on such contracts until the end of the applicable contract periods.

ABSG’s business may be adversely affected in the future by recent and proposed changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by HHS starting in January 2004 and continuing in 2005 pursuant to the Medicare Modernization Act, along with additional reforms scheduled to go into effect in 2006, may have the effect of reducing the amount of and/or margins on medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. In particular, under the upcoming competitive acquisition program or CAP, physicians may choose to forgo purchasing drugs for Medicare patients and instead opt to obtain products from a CAP vendor that bills Medicare directly. Since ABSG provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower growth or lower revenues for ABSG. Although ABSG has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

The Medicare Modernization Act also includes a major expansion of the Medicare prescription drug benefit under the new Medicare Part D. Beginning in 2006, Medicare beneficiaries will be eligible to enroll in prescription drug plans that will be offered by private entities and will be eligible for varying levels of coverage for outpatient prescription drugs. Medicare beneficiaries who will have all or a substantial portion of their prescription drug costs covered by the new Medicare drug benefit include those nursing home residents served by the Long-Term Care business whose drug costs are currently covered by state Medicaid programs. In January 2005, the Centers for Medicare & Medicaid Services (“CMS”) of HHS published final rules for the new voluntary prescription drug benefit program. While these rules established a framework for the new benefit, further information and guidance continues to be provided by CMS. The rules permit long-term care pharmacies to provide covered Medicare Part D drugs to enrollees of the new Medicare Part D plans. Under the rules, long-term care pharmacies will be able to participate on an in-network basis by contracting directly with the plan sponsor. The changes contemplated by the rules are expected to take full effect in 2006. At this time, we cannot determine the future impact of Medicare Part D on the Long-Term Care business, but the implementation of Medicare Part D could have an adverse effect on the Long-Term Care business.

Long-Term Care receives rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that their respective products will be dispensed. In answer to a frequently asked question (“FAQ”), CMS recently indicated that it is examining whether long-term care pharmacies should be permitted to receive “access/performance” rebates from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit. CMS defined these as rebates that manufacturers provide to long-term pharmacies that are designed to “prefer, protect or maintain” that manufacturers’ product selection by the long-term care pharmacy or to increase the volume of the manufacturers’ products that are dispensed by the pharmacy under its formulary. CMS subsequently withdrew the FAQ and, to date, has not provided any additional guidance on this issue. The elimination of manufacturer rebates could have an adverse effect on the Long-Term Care business. Long-Term Care’s business could be adversely affected if CMS should take any action that has the effect of eliminating or significantly reducing the rebates that Long-Term Care receives from manufacturers.

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

We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting the Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. While we believe that we are in substantial compliance with all applicable laws, many of the regulations applicable to us, including those relating to marketing incentives offered by pharmaceutical suppliers, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

We may not realize all of the anticipated benefits of our integration plan to consolidate our distribution network and eliminate duplicative administrative functions.

We are proceeding with an integration plan to consolidate our ABDC distribution facilities from 51 to a distribution facility network numbering in the mid-20’s within the next two years; implement new warehouse information technology systems and eliminate duplicative administrative functions. The program is designed to focus capacity on growing markets, significantly increase warehouse efficiencies and streamline our transportation activities. The plan includes building six new facilities (four of which were operational as of September 30, 2005), closing facilities (twenty-three of which have been closed as of September 30, 2005) and implementing a new warehouse operating system. The fifth new facility opened in October 2005 and the sixth facility is scheduled to open during fiscal 2006. We closed a total of six facilities during fiscal 2005 and we expect to close an additional six facilities during fiscal 2006, thereby reducing the total number of distribution facilities to 28 by the end of fiscal 2006. We believe our enhanced distribution network will result in the lowest costs in pharmaceutical distribution and the highest accuracy and speed of customer order fulfillment. We may not realize all of the anticipated benefits of enhancing our distribution network if we experience delays in building the new facilities or closing existing facilities, we incur significant cost overruns associated with the program, or the new warehouse information technology systems do not function as planned.

Effective July 1, 2005, we outsourced a significant portion of our information technology activities to IBM as part of the integration plan. There can be no assurance that our business operations will not be affected adversely by the outsourcing of such activities or that IBM will perform satisfactorily.

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

Our operating results and our financial condition may be adversely affected by foreign operations.

We recently acquired a pharmaceutical distributor based in Canada and expect to consider additional foreign acquisitions in the future. Our existing foreign operations and any operations we may acquire in the future carry risks in addition to the risks of acquisition, as described above. At any particular time, foreign operations may encounter risks and uncertainties regarding the governmental, political, economic, business and competitive environment within the countries in which those operations are based. Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. Dollar.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, our management may not be able to provide its report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for the fiscal year ending September 30, 2006 as required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and our independent registered public accounting firm may not be able to provide an unqualified attestation, or any attestation, on management’s assessment of the operating effectiveness of our internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report in our Annual Report on Form 10-K for the fiscal year ending September 30, 2006, similar to the one delivered herein, that assesses the effectiveness of our internal control over financial reporting. We also will be required to deliver an attestation report, similar to the one delivered herein, of our independent registered public accounting firm on our management’s assessment of, and operating effectiveness of, internal controls. We have undertaken substantial effort to assess, enhance and document our internal control systems, financial processes and information systems and expect to continue to do so during fiscal 2006 in preparation for the required annual evaluation process. Significant use of resources, both internal and external, will be required to make the requisite evaluation of the annual effectiveness of the Company’s internal controls. While the Company believes it has adequate internal controls and will meet its obligations, there can be no assurance that the Company will be able to complete the work necessary for the Company’s management to issue its report in a timely manner or that management or the Company’s independent registered public accounting firm will conclude that the Company’s internal controls are effective.

Risks generally associated with the Company’s sophisticated information systems may adversely affect the Company’s operating results.

The Company relies on sophisticated information systems in its business to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; receive, to process, and ship orders on a timely basis; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. The Company’s business and results of operations may be adversely affected if these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time, including due to the actions of third parties. A third party service provider is responsible for managing a significant portion of the Company’s information systems. The Company’s business and results of operations may be adversely affected if the third party service provider does not perform satisfactorily.

Available Information

For more information about us, visit our website at www.amerisourcebergen.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) may be viewed using their website at www.sec.gov and are available free of charge through the “Investors” section of our website immediately after we electronically file with or furnish them to the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

As of September 30, 2005, we conducted our business from office and operating facilities at owned and leased locations throughout the United States and Puerto Rico. In the aggregate, our facilities occupy approximately 8.1 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2018.

Our 32 full-service ABDC wholesale pharmaceutical distribution facilities range in size from approximately 39,000 square feet to 314,000 square feet, with an aggregate of approximately 5.0 million square feet. Our six new distribution facilities, including office space, will each have approximately 300,000 square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Illinois, Minnesota, Missouri, North Carolina, New Jersey, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas and Virginia. We consider our operating properties to be in satisfactory condition. The current leases expire through 2018. See Optimize and Grow Our Distribution Business on Page 4 for a discussion of our facility consolidation and expansion plan.

As of September 30, 2005, the other business units within the Pharmaceutical Distribution segment (including the Specialty and Packaging Groups and our other operations) were located in fifty-two leased locations and four owned locations. The locations range in size from approximately 300 square feet to 310,000 square feet and have a combined area of approximately 1.8 million square feet, of which the Packaging Group, due to the nature of its operations, occupies approximately 0.9 million square feet. The leases expire through 2015.

As of September 30, 2005, our PharMerica operations were located in 96 leased locations (92 of which are pharmacies) ranging in size from approximately 100 square feet to 111,000 square feet and had a combined area of approximately 1.0 million square feet. The leases expire through 2010.

We lease approximately 134,000 square feet of general and executive offices in Chesterbrook, Pennsylvania and own and lease approximately 186,000 square feet of administrative and data processing offices in Orange, California and Montgomery, Alabama. The leases expire through 2010.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. (See Note 12 to the Consolidated Financial Statements).

Stockholder Derivative Lawsuit

The Company has been named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed in March 2004 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action are all of the individuals who were serving as directors of the Company prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleged, among other things, breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleged, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against certain of the individual defendants. The derivative action sought compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. The defendants believe that this derivative action is wholly without merit. In May 2004, the defendants filed a motion to dismiss the action on both procedural and substantive grounds. In February 2005, the District Court granted the defendants’ motion to dismiss the entire action. Following the dismissal of the action, the derivative plaintiff made demand upon the Company to inspect the Company’s books and records. The Company believes that the demand is improper under Delaware law and has refused to allow the inspection. The derivative plaintiff obtained the right from the District Court to file an amended complaint within 30 days after resolution of the inspection demand and, thereafter, filed a complaint in the Delaware Chancery Court seeking to compel inspection of certain of the Company’s books and records. On November 30, 2005, the Delaware Chancery Court denied the plaintiff’s request to inspect the Company’s books and records.

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

There were no matters submitted to a vote of security holders for the quarter ended September 30, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company’s principal executive officers, their ages and their positions, as of December 1, 2005. Each executive officer serves at the pleasure of the Company’s board of directors.

Name	Age	Current Position with the Company
R. David Yost	58	Chief Executive Officer and Director

Kurt J. Hilzinger	45	President, Chief Operating Officer and Director

Michael D. DiCandilo	44	Executive Vice President and Chief Financial Officer

Steven H. Collis	44	Senior Vice President and President, AmerisourceBergen Specialty Group

Terrance P. Haas	40	Senior Vice President and President, AmerisourceBergen Drug Corporation

Unless indicated to the contrary, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mr. Yost has been Chief Executive Officer and a Director of the Company since August 2001 and was President of the Company until October 2002. He was Chairman and Chief Executive Officer of AmeriSource from December 2000 until August 2001. Mr. Yost previously served as President and Chief Executive Officer of AmeriSource from May 1997 to December 2000. Mr. Yost served as a director of AmeriSource from 1997 until August 2001.

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

Mr. DiCandilo has been Chief Financial Officer of the Company since March 2002. Since May 2005, he has been an Executive Vice President of the Company. From March 2002 to May 2005, Mr. DiCandilo was a Senior Vice President. Previously, he was the Company’s Vice President and Controller since August 2001 and AmeriSource’s Vice President and Controller from 1995 to August 2001.

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

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “ABC.” As of November 30, 2005, there were 2,974 record holders of the Company’s common stock. The following table sets forth the high and low closing sale prices of the Company’s common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2005
First Quarter	$63.68	$50.45
Second Quarter	62.78	54.03
Third Quarter	69.15	56.36
Fourth Quarter	78.43	69.20
Fiscal Year Ended September 30, 2004
First Quarter	65.89	55.00
Second Quarter	59.15	52.56
Third Quarter	61.64	54.20
Fourth Quarter	56.58	49.91

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. On November 15, 2005, the Company’s board of directors increased the quarterly dividend by 100% and declared a dividend of $0.05 per share, which will be paid on December 12, 2005 to stockholders of record as of close of business on November 25, 2005. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Additionally, on November 15, 2005, the Company declared a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split will occur in the form of a stock dividend, where each stockholder receives one additional share for each share owned. The stock dividend is payable on December 28, 2005 to stockholders of record at the close of business on December 13, 2005. Subsequent quarterly cash dividends will be adjusted to reflect the two-for-one stock split.

ISSUER PURCHASES OF EQUITY SECURITIES

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. Through June 30, 2005, the Company had purchased $94.2 million of its common stock under this program for a weighted average price of $65.50. In August 2005, the Company’s board of directors authorized an increase in the amount available under this program by approximately $394 million, bringing the total remaining availability to $750 million, and the total repurchase program to approximately $844 million. The increase in repurchase authority was subject to the completion of the tender and repurchase of the Company’s $500 million principal amount 8.125% senior notes due 2008 and $300 million principal amount 7.25% senior notes due 2012 and the offering and sale of $400 million principal amount 5.625% senior notes due 2012 and $500 million principal amount 5.875% senior notes due 2015 (collectively, the “Refinancing”). The Refinancing was completed in September 2005. As of September 30, 2005, the Company has $750 million of remaining authorization to repurchase its common stock under this program.

In February 2005, the Company’s board of directors authorized the Company to purchase up to 5.7 million shares of its outstanding common stock, subject to market conditions. The Company completed the purchase of all the shares authorized under this program for a total of $319.7 million in March 2005. In April 2005, the Company paid $16.6 million to settle the purchase of the 5.7 million shares. See Note 7 (Stockholders’ Equity and Earnings Per Share) of the Notes to the Consolidated Financial Statements set forth under Item 8 of Part II of this report.

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. The Company completed the purchase of $500 million of its common stock under this program in February 2005 for a weighted average price of $53.81.

The following tables set forth the number of shares purchased during the fiscal year ended September 30, 2005, the average price paid per share, and the dollar value that may yet be purchased under these programs.

$844 Million Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the $844 Million Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the $844 Million Repurchase Program
May 1 to May 31	443,000	$64.92	443,000	$815,411,688
June 1 to June 30	994,700	$65.76	1,437,700	750,000,000

Total	1,437,700	$65.50	1,437,700	750,000,000

From October 1, 2005 to November 30, 2005, the Company purchased an additional 844,674 shares of its common stock for a total cost of $62.9 million.

5.7 Million Share Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 5.7 Million Share Repurchase Program	Maximum number of Shares that May Yet Be Purchased Under the 5.7 Million Repurchase Program
February 1 to February 28	435,600	$59.46	435,600	5,264,400
March 1 to March 31	5,264,400	$55.80	5,700,000	—

Total	5,700,000	$56.08	5,700,000	—

$500 Million Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the $500 Million Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the $500 Million Repurchase Program
October 1 to October 31	4,818,000	$52.52	7,579,500	$102,280,881
January 1 to January 31	100,000	$55.99	7,679,500	96,681,403
February 1 to February 28	1,612,850	$59.94	9,292,350	—

	6,530,850	$54.41	9,292,350	—

ITEM 6.	SELECTED FINANCIAL DATA

On August 29, 2001, AmeriSource and Bergen merged to form the Company. The merger was accounted for as an acquisition of Bergen under the purchase method of accounting. Accordingly, the financial data for the fiscal year ended September 30, 2001 reflects the operating results for the full year of AmeriSource and approximately one month of Bergen, and the financial position of the combined company. The following table should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on the next page of this report.

	Fiscal year ended September 30,
(amounts in thousands, except per share amounts)	2005 (a)	2004 (b)	2003 (c)	2002 (d)	2001 (e)
Statement of Operations Data:
Operating revenue	$50,012,598	$48,812,452	$45,463,400	$40,163,387	$15,768,511
Bulk deliveries to customer warehouses	4,564,723	4,308,339	4,120,639	4,994,080	368,718

Total revenue	54,577,321	53,120,791	49,584,039	45,157,467	16,137,229
Gross profit	1,980,184	2,166,430	2,225,613	2,009,821	692,265
Operating expenses	1,343,238	1,265,471	1,339,484	1,294,209	431,452
Operating income	636,946	900,959	886,129	715,612	260,813
Income from continuing operations	291,922	474,874	443,065	343,243	124,683
Net income	264,645	468,390	441,229	344,941	123,796
Earnings per share from continuing operations – diluted (f) (g)	2.73	4.12	3.91	3.14	2.11
Earnings per share – diluted (f) (g)	2.48	4.06	3.89	3.16	2.10
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$—
Weighted average common shares Outstanding - diluted	107,770	117,779	115,954	112,228	62,807
Balance Sheet Data:
Cash and cash equivalents	$1,315,683	$871,343	$800,036	$663,340	$297,626
Accounts receivable - net (h)	2,640,646	2,260,973	2,295,437	2,222,156	2,142,663
Merchandise inventories (h)	4,003,690	5,135,830	5,733,837	5,437,878	5,056,257
Property and equipment - net	514,758	465,264	353,170	282,578	289,569
Total assets	11,381,174	11,654,003	12,040,125	11,213,012	10,291,245
Accounts payable	5,292,253	4,947,037	5,393,769	5,367,837	4,991,884
Long-term debt, including current portion	952,711	1,438,471	1,784,154	1,817,313	1,874,379
Stockholders’ equity	4,280,357	4,339,045	4,005,317	3,316,338	2,838,564
Total liabilities and stockholders’ equity	11,381,174	11,654,003	12,040,125	11,213,012	10,291,245

(a)	Includes $14.0 million of facility consolidations and employee severance costs, net of income tax benefit of $8.7 million, a $71.4 million loss on early retirement of debt, net of income tax benefit of $40.5 million, a $24.7 million gain from antitrust litigation settlements, net of income tax expense of $15.4 million and an impairment charge of $3.2 million, net of income tax benefit of $2.1 million.

(b)	Includes $4.6 million of facility consolidations and employee severance costs, net of income tax benefit of $2.9 million, a $14.5 million loss on early retirement of debt, net of income tax benefit of $9.1 million, and a $23.4 million gain from an antitrust litigation settlement, net of income tax expense of $14.6 million.

(c)	Includes $5.4 million of facility consolidations and employee severance costs, net of income tax benefit of $3.5 million and a $2.6 million loss on early retirement of debt, net of income tax benefit of $1.6 million.

(d)	Includes $14.6 million of merger costs, net of income tax benefit of $9.6 million.

(e)	Includes $8.0 million of merger costs, net of income tax benefit of $5.1 million, $6.8 million of costs related to facility consolidations and employee severance, net of income tax benefit of $4.1 million, and a $1.7 million reduction in an environmental liability, net of income tax expense of $1.0 million.

(f)	Effective October 1, 2004, the Company changed its method of recognizing cash discounts and other related manufacturer incentives. The Company recorded a $10.2 million charge for the cumulative effect of change in accounting (net of income tax benefit of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.09 for the fiscal year ended September 30, 2005.

Had the Company used its current method of accounting for recognizing cash discounts and other related manufacturer incentives for each of the four fiscal years ended September 30, 2004, diluted earnings per share from continuing operations would have been higher by $0.05 for fiscal 2001, higher by $0.02 for fiscal 2002, lower by $0.08 for fiscal 2003, and lower by $0.02 for fiscal 2004.

(g)	Includes the amortization of goodwill, net of income taxes, during fiscal 2001. Had the Company not amortized goodwill, diluted earnings per share would have been $0.02 higher in fiscal 2001.

(h)	Balances as of September 30, 2004 reflect a change in accounting to accrue for customer sales returns. The impact of the accrual was to decrease accounts receivable, increase merchandise inventories, and decrease operating revenue and cost of goods sold by $316.8 million. The accrual for customer sales returns had no impact on net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.

The Company is a national pharmaceutical services company providing drug distribution and related healthcare services and solutions to its customers. The Company also provides pharmaceuticals to long-term care and workers’ compensation patients.

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

Pharmaceutical Distribution

The Pharmaceutical Distribution reportable segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty and Packaging groups. The operations of the former AmerisourceBergen Technology Group became a part of the overall ABDC operations in fiscal 2005. The Pharmaceutical Distribution reportable segment is comprised of two operating segments: ABDC and AmerisourceBergen Specialty Group (“ABSG”). The ABDC operating segment includes the operations of the AmerisourceBergen Packaging Group. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States and Puerto Rico. The drug distribution operations of ABDC and ABSG comprised over 90% of the segment’s operating revenue and over 80% of the segment’s operating income in fiscal 2005.

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, physicians, clinics and other alternate site facilities.

ABDC is in a business model transition with respect to how manufacturers compensate us for our services. Historically, supplier arrangements allowed us to generate gross profit in several ways, including cash discounts for prompt payments, inventory buying opportunities, rebates, inventory management and other agreements, vendor program arrangements, negotiated deals and other promotional opportunities. A significant portion of ABDC’s gross margin had been derived from our ability to purchase merchandise inventories in advance of pharmaceutical price increases and then hold these inventories until pharmaceutical prices increase, thereby generating a larger gross margin upon sale of the inventories. Over the last two years, pharmaceutical manufacturers have been increasing their control over the pharmaceutical supply channel by using product allocation methods, including the imposition of inventory management agreements (“IMAs”). Under a typical IMA arrangement, the Company is compensated based on specific contract defined formulas for maintaining a certain level of inventory for a pre-defined period prior to, as of, or subsequent to the date of a manufacturer price increase. The payment is triggered upon the manufacturer price increase and is recognized as a reduction of cost of goods sold over the longer of the product sell-through period or post-price increase monitoring period. Because the payment trigger is the date of the manufacturer price increase and the size of the payment is typically dependent on the percentage price increase, changes in manufacturers’ pricing patterns can cause significant volatility to the Company’s periodic earnings. Additionally, pharmaceutical manufacturers imposed restrictions on our ability to purchase their products from alternate sources and have been requesting more product and distribution sales data from us. Effective October 1, 2005, the Company voluntarily made a decision to purchase all pharmaceuticals only from manufacturers in an effort to further protect the integrity of the supply channel.

All of the above has led to significant volatility in ABDC’s gross margin and, therefore, we are continuing our efforts to shift our pharmaceutical distribution business to a fee-for-service model where we are compensated for the services we provide manufacturers versus one that is dependent upon manufacturer price increases (as is the case with the IMA model). We continue to work with our pharmaceutical manufacturer partners to define fee-for-service terms that will adequately compensate us for our services, such as our distribution services, inventory management, service level management, and other services. Under a typical fee-for-service agreement, the Company is compensated for its services based on a percentage of purchases over a defined time period. Amounts due for services rendered in the current period would typically be earned in the following month as a reduction of cost of goods sold as the related product is sold. As of September 30, 2005, we have signed agreements with a number of the large branded pharmaceutical manufacturers that we consider fee-for-service arrangements as well as some that we consider hybrid agreements with some attributes of IMAs and some attributes of fee-for-service arrangements. We believe the transition to a fee-for-service model will improve the efficiency of the supply channel and may establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. The fee-for-service arrangements may establish a more predictable earnings pattern because under many of the agreements the Company earns a fee for its services performed on a monthly basis in contrast to the IMA model where earnings are largely predicated upon the timing and amount of pharmaceutical price increases. We continue to have discussions with pharmaceutical manufacturers regarding fee-for-service arrangements and expect to have agreements in place with a substantial majority of the large branded manufacturers by the end of calendar 2005. During fiscal 2006, we expect that more than 75% of ABDC’s brand name manufacturer gross margin will not be contingent on manufacturer price increases. The business model transition has had the effect of reducing merchandise inventories because IMA and fee-for-service agreements both limit the amount of inventory we can carry and, as a result, we have experienced a significant increase in cash flow from operations. The majority of the reduction in merchandise inventories has been realized as of September 30, 2005 as days held in inventory have decreased from 50 days during the fourth quarter of fiscal 2003 to 42 days during the fourth quarter of fiscal 2004 to 32 days during the fourth quarter of fiscal 2005. In fiscal 2006, we would expect merchandise inventories to stabilize as the large majority of branded manufacturers are expected to be under some form of fee-for-service contract and, as a result, we would expect future cash flow from operations to track more closely to net income.

ABDC also provides scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets and supply management software to a variety of retail and institutional healthcare providers.

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

ABSG’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by the U.S. Department of Health and Human Services (“HHS”) pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Modernization Act”), and that are scheduled to be implemented in the future, may have the effect of reducing the amount and/or margins of medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since ABSG provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for ABSG. Although ABSG has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

The AmerisourceBergen Packaging Group consists of American Health Packaging and Anderson Packaging (“Anderson”). American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers.

PharMerica

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”). The PharMerica reportable segment encompasses only the PharMerica operating segment.

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

The Company is currently evaluating the effect that the Medicare Modernization Act may have on the Long-Term Care business. The ongoing implementation of Medicare Part D (including coverage and reimbursement changes associated with the voluntary drug benefit program for seniors) could have an adverse effect on the Long-Term Care business. At this time, the future impact of the Medicare Modernization Act on the Long-Term Care business cannot be determined.

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

AmerisourceBergen Corporation

Summary Segment Information

(dollars in thousands)	Operating Revenue Fiscal year ended September 30,			2005 vs. 2004 Change	2004 vs. 2003 Change
	2005	2004	2003
Pharmaceutical Distribution	$49,319,371	$48,113,015	$44,657,911	3%	8%
PharMerica	1,571,369	1,575,255	1,608,203	—	(2)
Intersegment eliminations	(878,142)	(875,818)	(802,714)	—	(9)

Total	$50,012,598	$48,812,452	$45,463,400	2%	7%

(dollars in thousands)	Operating Income Fiscal year ended September 30,			2005 vs. 2004 Change	2004 vs. 2003 Change
	2005	2004	2003
Pharmaceutical Distribution	$532,887	$748,625	$791,216	(29)%	(5)%
PharMerica	91,947	121,846	103,843	(25)	17
Facility consolidations, employee severance and other	(22,723)	(7,517)	(8,930)	(202)	16
Gain on litigation settlements	40,094	38,005	—	5	n/a
Impairment charge	(5,259)	—	—	n/a	n/a

Total	$636,946	$900,959	$886,129	(29)%	2%

Percentages of operating revenue:
Pharmaceutical Distribution
Gross profit	3.03%	3.43%	3.81%
Operating expenses	1.95%	1.87%	2.03%
Operating income	1.08%	1.56%	1.77%
PharMerica
Gross profit	28.40%	30.45%	32.69%
Operating expenses	22.54%	22.72%	26.23%
Operating income	5.85%	7.74%	6.46%
AmerisourceBergen Corporation
Gross profit	3.96%	4.44%	4.90%
Operating expenses	2.69%	2.59%	2.95%
Operating income	1.27%	1.85%	1.95%

Year ended September 30, 2005 compared with Year ended September 30, 2004

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the fiscal year ended September 30, 2005 increased 2% to $50.0 billion from $48.8 billion in the prior fiscal year. This increase was primarily due to increased operating revenue in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. Bulk deliveries for the fiscal year ended September 30, 2005 increased 6% to $4.6 billion from $4.3 billion in the prior fiscal year due to an increase in demand from the Company’s largest bulk customer. The Company is a principal to these transactions because it is the primary obligor and has general inventory risk, physical loss inventory risk, and customer credit risk. As a result, and in accordance with the Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records bulk deliveries to customer warehouses as gross revenues. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

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

We recorded a $10.2 million charge for the cumulative effect of change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.09 for the fiscal year ended September 30, 2005. The accounting change is incorporated in our results of operations for the fiscal year ended September 30, 2005. The change improved earnings from continuing operations in the fiscal year ended September 30, 2005 by approximately $11.5 million, net of tax, or $0.11 per diluted share from continuing operations. The accounting change had the effect of increasing gross profit and operating income by $18.5 million for the fiscal year ended September 30, 2005.

Gross profit of $1,980.2 million in the fiscal year ended September 30, 2005 decreased 9% from $2,166.4 million in the prior fiscal year. During the fiscal years ended September 30, 2005 and 2004, the Company recognized gains of $40.1 million and $38.0 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as reductions to cost of goods sold and contributed 2% of gross profit for the fiscal years ended September 30, 2005 and 2004. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2005 was 3.96%, as compared to the prior-year percentage of 4.44%. The decrease in gross profit and gross profit percentage in comparison with the prior fiscal year reflects declines in both the Pharmaceutical Distribution and PharMerica segments due to a decline in profits related to pharmaceutical price increases and other buy-side profits, changes in customer mix and competitive selling price pressures.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1,315.3 million in the fiscal year ended September 30, 2005 reflects an increase of 4.6% from $1,258.0 million in the prior fiscal year. As a percentage of operating revenue, DSAD&A in the fiscal year ended September 30, 2005 was 2.63%, compared to 2.58% in the prior fiscal year. The increase in the DSAD&A and the DSAD&A percentage in the fiscal year ended September 30, 2005 from the prior fiscal year was due to an increase in the Pharmaceutical Distribution segment DSAD&A, including bad debt expenses. Total bad debt expense increased to $33.4 million in the fiscal year ended September 30, 2005 from a benefit of $10.3 million in the prior fiscal year. This increase was primarily due to a $15.5 million increase in bad debt expense relating to one of the operating companies within the Specialty Group. Additionally, the prior year’s bad debt expense was favorably impacted by $26.6 million of customer recoveries.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network numbering in the mid-20s within the next two years and to have successfully completed the outsourcing of such information technology activities by the end of fiscal 2006. The plan includes building six new facilities (four of which were operational as of September 30, 2005) and closing facilities (twenty-three of which have been closed through September 30, 2005). The fifth facility opened in October 2005 and the sixth facility is scheduled to open during fiscal 2006, thereby reducing the total number of distribution facilities to 28 by the end of fiscal 2006. During fiscal 2005 and 2004, the Company closed six and four distribution facilities, respectively. The Company anticipates closing six additional facilities in fiscal 2006.

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

During the fiscal year ended September 30, 2004, the Company closed four distribution facilities and eliminated duplicative administrative functions (“the fiscal 2004 initiatives”). During the fiscal year ended September 30, 2004, the Company recorded $5.4 million of employee severance costs in connection with the fiscal 2004 initiatives.

During the fiscal year ended September 30, 2005, the Company announced plans to continue to consolidate and eliminate certain administrative functions, and to outsource a significant portion of the Company’s information technology activities (the “fiscal 2005 initiatives”).

As of September 30, 2005, approximately 700 employees had received termination notices as a result of the 2004 and 2005 initiatives, of which approximately 630 have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

During the fiscal year ended September 30, 2005, the Company recorded $13.3 million of employee severance and lease cancellation costs primarily related to the 2005 initiatives and $9.4 million of transition costs associated with the outsourcing of information technology activities.

The Company paid a total of $13.5 million and $9.5 million for employee severance, lease cancellation and other costs in the fiscal years ended September 30, 2005 and 2004, respectively, related to the aforementioned integration plan. Remaining unpaid amounts of $12.3 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying consolidated balance sheet at September 30, 2005. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

During the fiscal year ended September 30, 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets within the technology operations of ABDC.

Operating income of $636.9 million for the fiscal year ended September 30, 2005 reflects a decrease of 29% compared to $901.0 million in the prior fiscal year. The Company’s operating income as a percentage of operating revenue was 1.27% in the fiscal year ended September 30, 2005 compared to 1.85% in the prior fiscal year. The decline in operating income was primarily due to the decline in gross profit. The gain on litigation settlements, less the costs of facility consolidations, employee severance and other, and the impairment charge increased operating income by $12.1 million in the fiscal year ended September 30, 2005. The gain on litigation settlement, less the costs of facility consolidations, employee severance and other, increased operating income by $30.5 million in the fiscal year ended September 30, 2004.

During the fiscal year ended September 30, 2004, a technology company in which the Company had an equity investment sold substantially all of its assets and paid a liquidating dividend. As a result, the Company recorded a gain of $8.4 million in other income during the fiscal year ended September 30, 2004.

Interest expense, net, decreased 49% in the fiscal year ended September 30, 2005 to $57.2 million from $112.7 million in the prior fiscal year due to a net decline in average borrowings. Average borrowings, net of cash, under the Company’s debt facilities during the fiscal year ended September 30, 2005 were $183.1 million as compared to average borrowings, net of cash, of $1.1 billion in the prior fiscal year. The reductions in average borrowings, net of cash, were achieved due to the Company’s strong cash flows generated from operations, including reduced merchandise inventories resulting from the aforementioned business model transition.

During the fiscal years ended September 30, 2005 and 2004, the Company recorded $111.9 million and $23.6 million, respectively, in losses resulting from the early retirement of debt.

Income tax expense of $176.9 million in the fiscal year ended September 30, 2005 reflects an effective income tax rate of 37.7%, versus 38.4% in the prior fiscal year. The reduction in tax rates resulted from the resolution of certain federal and state income tax issues during the fiscal year ended September 30, 2005. The Company expects to have an effective income tax rate in the range of approximately 38% in future periods.

Income from continuing operations of $291.9 million for the fiscal year ended September 30, 2005 reflects a decrease of 39% from $474.9 million in the prior fiscal year primarily due to the decline in operating income and the loss from the early retirement of debt partially offset by the decrease in interest expense. Diluted earnings per share from continuing operations of $2.73 in the fiscal year ended September 30, 2005 reflects a 34% decrease from $4.12 per diluted share in the prior fiscal year. The gain on litigation settlements less the costs of facility consolidations, employee severance and other, the impairment charge and the loss on early retirement of debt decreased income from continuing operations by $64.2 million and decreased diluted earnings per share from continuing operations by $0.60 for the fiscal year ended September 30, 2005. The gain on litigation settlement less the costs of facility consolidations, employee severance and other and the loss on early retirement of debt increased income from continuing operations by $4.2 million and increased diluted earnings per share from continuing operations by $0.04 for the fiscal year ended September 30, 2004.

Loss from discontinued operations, net of tax, for the fiscal years ended September 30, 2005 and 2004, relates to the December 2004 sale of the Company’s Rita Ann cosmetics distribution business as well as the sale of substantially all of the assets of Bridge Medical, Inc. (“Bridge”) in July 2005. The Company incurred a $6.5 million loss, net of tax, on the sale of the Rita Ann business, and a $4.6 million loss, net of tax, on the sale of the Bridge business, both of which are reflected in the loss from discontinued operations in the fiscal year ended September 30, 2005.

Net income of $264.6 million for the fiscal year ended September 30, 2005 reflects a decrease of 43% from $468.4 million in the prior fiscal year. Diluted earnings per share of $2.48 in the fiscal year ended September 30, 2005 reflects a decrease of 39% as compared to $4.06 per share in the prior fiscal year. The decline in diluted earnings per share was less than the decline in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources) offset in part by the increase in the number of stock option exercises.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $49.3 billion for the fiscal year ended September 30, 2005 increased 3% from $48.1 billion in the prior fiscal year. In fiscal 2004, the Company discontinued servicing the U.S. Department of Veterans Affairs (“VA”) and AdvancePCS. These former customers contributed 4.8% and 4.4%, respectively, of the segment’s operating revenue in the fiscal year ended September 30, 2004. The lost business was offset by the above market growth of the specialty pharmaceutical distribution business and the market growth of ABDC. During the fiscal year ended September 30, 2005, 57% of operating revenue was from sales to institutional customers and 43% was from sales to retail customers; this compared to a customer mix in the prior fiscal year of 59% institutional and 41% retail. In comparison with the prior-year results, sales to institutional customers were flat primarily due to the above market growth of the specialty pharmaceutical distribution business, offset by the loss of the VA and AdvancePCS business. Sales to retail customers increased 7% over the prior-year primarily due to market growth and an increase in sales to one of the Company’s larger retail customers.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc., are expected to grow between 8% and 9% in 2006 and annually between 7% and 10% through 2009. Future operating revenue growth will continue to be affected by competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, changes in Federal government rules and regulations and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers. The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology, nephrology, and rheumatology. Additionally, the Specialty Group distributes vaccines and blood plasma. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by HHS pursuant to the Medicare Modernization Act, or that may be proposed or implemented in the future, may have the effect of reducing the amount and/or margins of medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since the Specialty Group provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for the Specialty Group. Although the Specialty Group has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

Pharmaceutical Distribution gross profit of $1,493.9 million in the fiscal year ended September 30, 2005 reflects a decrease of 9% from $1,648.7 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2005 was 3.03%, as compared to 3.43% in the prior fiscal year. The decline in gross profit was primarily due to a decrease in the buy-side component of the gross margin, including a decline in inventory appreciation profits, fewer alternate source and deal opportunities and the loss of the VA business in fiscal 2004. Contributing to the decline in inventory appreciation profits were lower levels of inventory on-hand during the current fiscal year as a result of the business model transition, and fewer than expected manufacturer price increases prior to the national election in November 2004. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. During the fiscal years ended September 30, 2005 and 2004, inventory balances declined, which resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effects of the liquidations in fiscal 2005 and fiscal 2004 were to decrease cost of goods sold by $30.6 million and $10.3 million, respectively.

Pharmaceutical Distribution operating expenses of $961.0 million in the fiscal year ended September 30, 2005 reflect an increase of 7% from $900.1 million in the prior fiscal year. As a percentage of operating revenue, operating expenses in the fiscal year ended September 30, 2005 were 1.95%, as compared to 1.87% in the prior fiscal year. The increases were primarily due to an increase in bad debt expense of $49.2 million (which included a $15.5 million increase in bad debt relating to one of the operating companies within the Specialty Group) and fiscal 2005 start-up costs incurred in connection with the new distribution facilities which were primarily offset by continued productivity gains achieved throughout the Company’s distribution network. Additionally, prior year’s bad debt expense was favorably impacted by a $17.5 million recovery from a large former customer.

Pharmaceutical Distribution operating income of $532.9 million in the fiscal year ended September 30, 2005 reflects a decrease of 29% from $748.6 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2005 was 1.08%, as compared to 1.56% in the prior fiscal year. The decline from the prior-year percentage was primarily due to a reduction in gross profit. While management historically has been able to lower expense ratios, this did not occur in the fiscal year ended September 30, 2005 and there can be no assurance that reductions will occur in the future, or that expense ratio reductions, if they should occur, will offset possible declines in gross margins.

PharMerica Segment Results

PharMerica operating revenue of $1,571.4 million for the fiscal year ended September 30, 2005 was flat compared to $1,575.3 million in the prior fiscal year. PharMerica’s operating revenue was impacted by competitive pressures that affected both the Long-Term Care and Workers’ Compensation businesses and increasing reductions in Medicaid reimbursement rates. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented pursuant to the Medicare Modernization Act as well as the implementation of the voluntary prescription drug benefit program for seniors thereunder) and the pharmaceutical inflation rate.

PharMerica gross profit of $446.2 million for the fiscal year ended September 30, 2005 reflects a decrease of 7% from $479.7 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2005 was 28.40%, as compared to 30.45% in the prior fiscal year. The decline in gross profit was primarily due to industry competitive pressures, and a reduction in the rates of reimbursement for the services provided by PharMerica, which continue to adversely affect gross profit margins in both the Workers’ Compensation and Long-Term Care businesses.

PharMerica operating expenses of $354.3 million for the fiscal year ended September 30, 2005 decreased 1% from $357.9 million in the prior fiscal year. As a percentage of operating revenue, operating expenses decreased slightly to 22.54% in the fiscal year ended September 30, 2005 from 22.72% in the prior fiscal year. PharMerica’s fiscal 2005 operating expenses were favorably impacted by aggressive cost reductions in response to the decline in operating revenue, including the consolidation of local pharmacy administrative functions to regional centers for the Long-Term Care business, a reduction in bad debt expense of $5.5 million due to continued improvements made in credit and collection practices, and continued improvements in operating practices of both the Workers’ Compensation and Long-Term Care businesses. The prior year’s operating expenses were favorably impacted by a $12.1 million reduction in sales and use tax liability due to favorable audit experience and other settlements.

PharMerica operating income of $91.9 million for the fiscal year ended September 30, 2005 decreased 25% from $121.8 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2005 was 5.85%, as compared to 7.74% in the prior fiscal year. The decline was due to the aforementioned reduction in the gross profit margin. While management historically has been able to lower expense ratios there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible further declines in gross margins.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

Year ended September 30, 2004 compared with Year ended September 30, 2003

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the fiscal year ended September 30, 2004 increased 7% to $48.8 billion from $45.5 billion in the prior fiscal year. This increase was primarily due to increased operating revenue in the Pharmaceutical Distribution segment, offset slightly by a decline in operating revenue in the PharMerica segment.

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

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. Bulk deliveries for the fiscal year ended September 30, 2004 increased 5% to $4.3 billion from $4.1 billion in the prior fiscal year due to an increase in demand from the Company’s largest bulk customer. The Company is a principal to these transactions because it is the primary obligor and has general inventory risk, physical loss inventory risk, and customer credit risk. As a result, and in accordance with the Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records bulk deliveries to customer warehouses as gross revenues. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $2,166.4 million in the fiscal year ended September 30, 2004 decreased 3% from $2,225.6 million in the prior fiscal year. During the fiscal year ended September 30, 2004, the Company recognized a $38.0 million gain from an antitrust litigation settlement with a pharmaceutical manufacturer. This gain was recorded as a reduction of cost of goods sold and contributed 2% of gross profit for the fiscal year ended September 30, 2004. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2004 was 4.44%, as compared to the prior-year percentage of 4.90%. The decrease in gross profit percentage in comparison with the prior fiscal year reflects declines in both the Pharmaceutical Distribution and PharMerica segments due to a decline in profits related to pharmaceutical manufacturer price increases, changes in customer mix and competitive selling price pressures, offset in part by the antitrust litigation settlement.

DSAD&A of $1,258.0 million in the fiscal year ended September 30, 2004 reflects a decrease of 5% compared to $1,330.6 million in the prior fiscal year. As a percentage of operating revenue, DSAD&A in the fiscal year ended September 30, 2004 was 2.58% compared to 2.93% in the prior fiscal year. The decline in the DSAD&A percentage from the prior fiscal year reflects improvements in both the Pharmaceutical Distribution and PharMerica segments due to: (a) a $56.3 million reduction of bad debt expense primarily due to a $17.5 million recovery from a former customer in the Pharmaceutical Distribution segment, a $9.1 million recovery from a customer in the PharMerica segment, and the continued improvements made in the credit and collection practices in both segments (see further discussion below); (b) a $12.1 million reduction in PharMerica’s sales and use tax liability; (c) a reduction in employee headcount resulting from our integration efforts; and (d) operational efficiencies primarily derived from our integration plan.

Within Pharmaceutical Distribution, credit and collection practices improved following the consolidation and relocation of the national account credit and collection process from Orange, California to the Company’s executive headquarters in Chesterbrook, Pennsylvania in early 2004. This consolidation led to increased management control and facilitated the favorable resolution of certain long-standing disputes with major national account customers. Additionally, the Company placed significant emphasis on reducing past due and disputed receivables that had accumulated at one of our distribution centers as a result of a systems conversion in fiscal 2003. PharMerica’s credit and collection practices were improved by consolidating all of its billing and collections onto one pharmacy system, establishing consistent billing and collection policies and procedures, and centralizing its collection efforts for national accounts. Additionally, improvements in the financial strength of the nursing home industry had a favorable impact on PharMerica’s bad debt expense.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. As of September 30, 2004, this plan resulted in synergies of approximately $150 million on an annual basis. The Company’s plan, as revised, is to have a distribution facility network numbering in the mid-20’s within the next two years. The plan includes building six new facilities and closing facilities. During fiscal 2004 and 2003, the Company closed four and six distribution facilities, respectively.

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

During the fiscal year ended September 30, 2004, the Company closed four distribution facilities and eliminated duplicative administrative functions (“the fiscal 2004 initiatives”). During the fiscal year ended September 30, 2004, the Company recorded $5.4 million of employee severance costs in connection with the termination of 230 employees relating to the fiscal 2004 initiatives. As of September 30, 2004, approximately 190 employees had been terminated and the remainder were terminated in fiscal 2005.

The Company paid a total of $9.5 million and $13.8 million for employee severance and lease and contract cancellation costs in the fiscal years ended September 30, 2004 and 2003, respectively, related to the aforementioned integration plan. Remaining unpaid amounts of $3.1 million for employee severance and lease cancellation costs are included in accrued expenses and other in the accompanying consolidated balance sheet at September 30, 2004. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

Operating income of $901.0 million for the fiscal year ended September 30, 2004 increased slightly compared to $886.1 million in the prior fiscal year. The gain on litigation settlement less costs of facility consolidations and employee severance increased the Company’s operating income by $30.5 million in the fiscal year ended September 30, 2004 and costs of facility consolidations and employee severance reduced the Company’s operating income by $8.9 million in the prior fiscal year. The Company’s operating income as a percentage of operating revenue was 1.85% in the fiscal year ended September 30, 2004 compared to 1.95% in the prior fiscal year. The gain on litigation settlement contributed approximately 8 basis points to the Company’s operating income as a percentage of operating revenue for the fiscal year ended September 30, 2004. The contribution provided by the litigation settlement was offset by a decrease in gross margin in excess of the aforementioned DSAD&A expense percentage reduction.

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

Interest expense, net, decreased 22% in the fiscal year ended September 30, 2004 to $112.7 million from $144.7 million in the prior fiscal year. Average borrowings, net of cash, under the Company’s debt facilities during the fiscal year ended September 30, 2004 were $1.1 billion as compared to average borrowings, net of cash, of $2.3 billion in the prior fiscal year. The reduction in average borrowings, net of cash, was achieved due to lower inventory levels in the fiscal year ended September 30, 2004 due to the impact of inventory management agreements, reductions in buy-side purchasing opportunities and the reduced number of distribution facilities as a result of the Company’s integration activities.

During the fiscal years ended September 30, 2004 and 2003, the Company recorded $23.6 million and $4.2 million, respectively, in losses resulting from the early retirement of debt.

Income tax expense of $296.0 million in the fiscal year ended September 30, 2004 reflects an effective income tax rate of 38.4%, versus 39.2% in the prior fiscal year. The Company was able to lower its effective income tax rate during fiscal 2004 by implementing tax-planning strategies.

Income from continuing operations of $474.9 million for the fiscal year ended September 30, 2004 reflects an increase of 7% from $443.1 million in the prior fiscal year. Diluted earnings per share from continuing operations of $4.12 for the fiscal year ended September 30, 2004 reflects an increase of 5% from $3.91 per share in the prior fiscal year. The gain on litigation settlement less costs of facility consolidations, employee severance and other, and the loss on early retirement of debt increased income from continuing operations by $4.2 million and increased diluted earnings per share from continuing operations by $0.04 for the fiscal year ended September 30, 2004. Costs of facility consolidations and employee severance and the loss on early retirement of debt had the effect of decreasing income from continuing operations by $8.0 million and reducing diluted earnings per share from continuing operations by $0.07 for the fiscal year ended September 30, 2003.

During fiscal 2005, the Company decided to discontinue the operations of its patient safety software and cosmetics distribution businesses as a result of their divestiture. Loss from discontinued operations, net of tax, was $6.5 million and $1.8 million for the fiscal years ended September 30, 2004 and 2003, respectively.

Net income of $468.4 million for the fiscal year ended September 30, 2004 reflects an increase of 6% from $441.2 million in the prior fiscal year. Diluted earnings per share of $4.06 in the fiscal year ended September 30, 2004 reflects a 4% increase as compared to $3.89 per share in the prior fiscal year. The growth in earnings per share was less than the growth in net income for the fiscal year ended September 30, 2004 due to the effect of the issuance of Company common stock in connection with acquisitions and in connection with the exercise of stock options.

Segment Information

Pharmaceutical Distribution Segment

Pharmaceutical Distribution operating revenue of $48.1 billion for the fiscal year ended September 30, 2004 reflects an increase of 8% from $44.7 billion in the prior fiscal year. The Company’s change in accounting for customer sales returns had the effect of reducing operating revenue growth by 1% for the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2004, 59% of operating revenue was from sales to institutional customers and 41% was from sales to retail customers; this compares to a customer mix in the prior fiscal year of 57% institutional and 43% retail.

In comparison with prior-year results, sales to institutional customers increased 12% in fiscal 2004 primarily due to the above market rate growth of the specialty pharmaceutical business and higher revenues from customers engaged in the mail order sale of pharmaceuticals, which was offset in part by the discontinuance of servicing the VA during the fiscal year ended September 30, 2004 as a result of losing a competitive bid process. The VA contract was terminated in May 2004 and contributed 4.8% and 7.8% of the segment’s operating revenue in the fiscal years ended September 30, 2004 and 2003, respectively. In March 2004, Caremark Rx, Inc. acquired Advance PCS, one of the Company’s largest customers. As a result, the Company’s contract with Advance PCS was terminated in August 2004. Advance PCS accounted for approximately 4.4% and 4.8% of the segment’s operating revenue in the fiscal years ended September 30, 2004 and 2003, respectively.

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

Pharmaceutical Distribution gross profit of $1,648.7 million in the fiscal year ended September 30, 2004 reflects a decrease of 3% from $1,700.0 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2004 was 3.43%, as compared to 3.81% in the prior fiscal year. The decline in gross profit as a percentage of operating revenue was the result of: a reduction in profits related to pharmaceutical manufacturer price increases; the VA contract loss; the continuing competitive environment, which has led to a number of contract renewals with reduced profitability; and the negative impact of a change in customer mix to a higher percentage of large institutional, mail order and chain accounts. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $900.1 million in the fiscal year ended September 30, 2004 reflect a decrease of 1% from $908.7 million in the prior fiscal year. As a percentage of operating revenue, operating expenses in the fiscal year ended September 30, 2004 were 1.87%, as compared to 2.03% in the prior fiscal year, an improvement of 16 basis points. The decrease in the operating expense percentage reflects the changing customer mix described above, efficiencies of scale, the elimination of redundant costs through the integration processes, continued emphasis on productivity throughout the Company’s distribution network, and a significant reduction in bad debt expense of $33.9 million (including a $17.5 million reduction of a previously recorded allowance for doubtful account as a result of a settlement with a former customer), as previously discussed.

Pharmaceutical Distribution operating income of $748.6 million in the fiscal year ended September 30, 2004 reflects a decrease of 5% from $791.2 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2004 was 1.56%, as compared to 1.77% in the prior fiscal year. The decline over the prior-year percentage was due to a reduction in gross margin in excess of the decline in the operating expense ratio.

PharMerica Segment

PharMerica operating revenue of $1,575.3 million for the fiscal year ended September 30, 2004 reflects a decrease of 2% from $1,608.2 million in the prior fiscal year. PharMerica’s decline in operating revenue was primarily due to the loss of two significant customers in the Workers’ Compensation business, the discontinuance of the sale of healthcare products within the Long-Term Care business and the loss of a Long-Term Care business customer because it was acquired by a customer of a competitor.

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

Critical Accounting Policies and Estimates

Critical accounting estimates are those accounting estimates and assumptions that can have a material impact on the Company’s financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s financial statements that management believes are the most dependent on the application of estimates and assumptions. For accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

Allowance for Doubtful Accounts

Trade receivables are primarily comprised of amounts owed to the Company for its pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength and credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of these and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. The Company writes off balances against the reserves when collectibility is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and the Company’s largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2005, 2004 and 2003 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs and recoveries. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.

Bad debt expense for the fiscal years ended September 30, 2005, 2004 and 2003 was $33.4 million, ($10.3) million and $46.0 million, respectively. During the fiscal year ended September 30, 2005, bad debt expense was significantly impacted due to a $15.5 million increase in bad debt relating to one of the operating companies within the Specialty Group. During the fiscal year ended September 30, 2004, debt expense was favorably impacted by a $17.5 million recovery from a former customer in the Pharmaceutical Distribution segment, a $9.1 million recovery from a customer in the PharMerica segment, and the continued improvements made in the credit and collection practices in both segments. An increase or decrease of 0.1% in the 2005 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $3.1 million.

Supplier Reserves

The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due them from the Company. These reserve estimates are established based on the judgment of Company management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to the Company. The Company evaluates the amounts due from its suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2005 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $5.3 million. The ultimate outcome of any outstanding claim may be different than the Company’s estimate.

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

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 87% and 92% of the Company’s inventories at September 30, 2005 and 2004, respectively, are determined using the last-in, first-out (“LIFO”) method. If the Company had used the first-in, first-out (“FIFO”) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $159.8 million and $166.1 million higher than the amounts reported at September 30, 2005 and 2004, respectively. During the fiscal years ended September 30, 2005 and 2004, inventory balances declined, which resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2005 was to decrease cost of goods sold by $30.6 million and increase diluted earnings per share by $0.17. The effect of the liquidation in fiscal 2004 was to decrease cost of goods sold by $10.3 million and increase diluted earnings per share by $0.05.

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

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. The Company uses an income approach to determine the fair value of its reporting units and intangible assets with indefinite lives. Changes in market conditions, among other factors, may have an impact on these fair values. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2005 and 2004 and determined that there was no impairment.

During the second quarter of fiscal 2005, the Company performed an impairment test on certain intangible assets within the technology operations of ABDC due to the existence of impairment indicators. As a result, the Company recorded an impairment charge of $5.3 million relating to certain of those intangible assets. The charge has been reflected in the Company’s results of operations for the fiscal year ended September 30, 2005.

Stock Options

The Company may elect to account for stock options using either Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) or SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to use the accounting method under APB 25 and the related interpretations to account for its stock options. Under APB 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had the Company elected to use SFAS No. 123 to account for its stock options under the fair value method, it would have been required to record compensation expense and as a result, diluted earnings per share for the fiscal years ended September 30, 2005, 2004 and 2003 would have been lower by $0.04, $0.74 and $0.16, respectively. Effective September 1, 2004, the Company vested all employee options then outstanding with an exercise price in excess of $54.10 (the closing stock price on August 31, 2004). The accelerated vesting was approved by the Compensation and Succession Planning Committee of the Company’s board of directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123R. As a result of the accelerated vesting, the pro-forma compensation expense and the corresponding reduction in diluted earnings per share in fiscal 2004 was significantly greater than the pro-forma compensation expense and the corresponding reduction in diluted earnings per share in fiscal 2005 and 2003.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a new rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123R, using the modified-prospective transition method beginning on October 1, 2005, and therefore, will begin to expense the fair value of all outstanding options over their remaining service periods to the extent the options are not fully vested as of the adoption date and will expense the fair value of all future options granted subsequent to September 30, 2005 over their service periods. The Company estimates it will record pre-tax share-based compensation expense of approximately $14 million in fiscal 2006. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2006, changes in valuation assumptions, the market price of the Company’s common stock, among other things and, as a result, the actual pre-tax share-based compensation expense in fiscal 2006 may differ from the Company’s current estimate.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at September 30, 2005, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,010	$—
$500,000, 5 7/8% senior notes due 2015	497,508	—
Other	2,193	—

Total fixed-rate debt	897,711	—

Variable-Rate Debt:
Blanco revolving credit facility due 2006	55,000	—
Revolving credit facility due 2009	—	687,985
Receivables securitization facility due 2007	—	1,050,000

Total variable-rate debt	55,000	1,737,985

Total debt, including current portion	$952,711	$1,737,985

The Company’s $1.7 billion of aggregate availability under its revolving credit facility and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements. The Company’s aggregate availability was reduced to $1.4 billion as of October 31, 2005, because it elected to terminate the 364-day tranche under its receivables securitization facility (defined below).

In an effort to reduce its interest expense, extend maturities of its long-term debt and ease its debt covenant restrictions, the Company refinanced its long-term debt in September 2005. The Company issued $400 million of 5.625% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5.875% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of principal amount and have an effective yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears, commencing on March 15, 2006. Both the 2012 Notes and the 2015 Notes are redeemable at the Company’s option at a price equal to the greater of 100% of the principal amount thereof, or the sum of the discounted value of the remaining scheduled payments, as defined. In addition, at any time before September 15, 2008, the Company may redeem up to an aggregate of 35% of the principal amount of the 2012 Notes or the 2015 Notes at redemption prices equal to 105.625% and 105.875%, respectively, of the principal amounts thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the cash proceeds of one or more equity issuances. In connection with the issuance of the 2012 Notes and the 2015 Notes, the Company incurred approximately $6.3 million and $7.9 million of costs, respectively, which were deferred and are being amortized over the terms of the notes.

The gross proceeds from the sale of the 2012 Notes and the 2015 Notes were used to finance the early retirement of the $500 million of 8 1/8% senior notes due 2008 (the “8  1/8% Notes”) and $300 million of 7  1/4% senior notes due 2012 (the “7  1/4% Notes”) in September 2005, including the payment of $102.3 million of premiums and other costs. Additionally, the Company expensed $8.5 million of deferred financing costs related to the retirement of the 7  1/4% Notes and the 8  1/8% Notes.

In November 2005, Standard & Poor’s Ratings Services (“S&P”) announced that it raised its corporate credit and senior unsecured debt ratings on the Company to ‘BBB-’ from ‘BB+’. As a result of the upgrade, the Company is entitled to substantially relaxed covenants under the indenture governing its 5.625% senior notes due 2012 and 5.875% senior notes due 2015, and to a lesser extent under its $700 million senior credit facility.

In July 2003, the Company entered into a $1.05 billion receivables securitization facility (“Receivables Securitization Facility”). In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended its Receivables Securitization Facility and under the terms of the amendment, the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to November 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and was set to expire in December 2005. In September 2005, the Company elected to terminate the 364-day tranche, effective October 31, 2005. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and will vary based on the Company’s debt ratings. In April 2005, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Receivables Securitization Facility, the program fees were lowered. The program fee was 60 basis points for the three-year tranche and 35 basis points for the 364-day tranche as of September 30, 2005. Additionally, the commitment fee on any unused credit was reduced to 20 basis points for the three-year tranche and to 17.5 basis points for the 364-day tranche. At September 30, 2005, there were no borrowings under the Receivables Securitization Facility. In connection with entering into the Receivables Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. The facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In December 2004, the Company entered into a $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior Credit Agreement (defined below). There were no borrowings outstanding under the Senior Revolving Credit Facility at September 30, 2005. Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating. In April 2005, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Senior Revolving Credit Facility, interest on borrowings accrue at either 80 basis points over LIBOR or the prime rate at September 30, 2005. Availability under the Senior Revolving Credit Facility is reduced by the amount of outstanding letters of credit ($12.0 million at September 30, 2005). The Company pays quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating. In April 2005, the rate payable to maintain the availability of the $700 million commitment was reduced to 20 basis points per annum resulting from the Company’s improved debt rating. In connection with entering into the Senior Revolving Credit Facility, the Company incurred approximately $2.5 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. These covenants are less restrictive than those under the Senior Credit Agreement, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

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

On October 3, 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent Drugs (Wholesale) Ltd and borrowed approximately C$92 million to complete the transaction. Interest on borrowings under the Canadian Credit Facility accrues at specific rates based on the Company’s debt rating (0.675% over LIBOR or Bankers’ Acceptance Stamping Fee Spread at October 3, 2005). The Company will pay quarterly facility fees to maintain the availability under the Canadian Credit Facility at specific rates based on the Company’s debt rating (0.20% at October 3, 2005). The Company may choose to repay or reduce its commitments under the Canadian Credit Facility at any time. The Canadian Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

During the fiscal year ended September 30, 2005, the Company paid $100 million to redeem the Bergen 7 1/4% Senior Notes due June 1, 2005, upon their maturity.

In December 2000, the Company issued $300.0 million of 5% convertible subordinated notes due December 1, 2007. The notes had an annual interest rate of 5%, payable semiannually, and were convertible into common stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. In December 2004, the Company announced that it would redeem its 5% convertible subordinated notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The noteholders were given the option to accept cash or convert the notes to common stock of the Company. The notes were convertible into 5,663,730 shares of common stock, which translated to a conversion ratio of 18.8791 shares of common stock for each $1,000 principal amount of notes. Through January 3, 2005, the redemption date, the Company issued 5,663,144 shares of common stock from treasury to noteholders to redeem substantially all of the notes and paid $31,000 to redeem the remaining notes. During fiscal 2005, the Company subsequently repurchased 5.7 million shares of common stock, substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes.

The Company’s operating results have generated cash flow, which, together with availability under its debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt and repurchases of shares of the Company’s common stock. Cash flow from operations for the fiscal year ended September 30, 2005 was $1.53 billion primarily due to the significant decline in merchandise inventories and an increase in accounts payable during the fiscal year ended September 30, 2005. The significant decline in merchandise inventories during the fiscal year ended September 30, 2005 reflected the impact of the business model transition, including increasing compliance under current inventory management and fee-for-service agreements. We do not anticipate the Company will experience similar amounts of working capital reduction in future years as the Company has signed fee-for-service agreements with a substantial majority of manufacturers as of September 30, 2005. The Company expects cash flow from operations in fiscal 2006 to be between $500 million and $600 million.

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, finance merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Significant cash flows from operations primarily resulting from the business model transition, as discussed above, has resulted in a near record low debt-to-capital ratio of 18.2% and a net debt to total capital ratio of less than zero. The Company has been and continues to actively evaluate its alternatives to deploy its excess capital. For example, the Company plans to repurchase $750 million of its common stock and recently announced that it will double its quarterly cash dividend. Additionally, on October 5, 2005, the Company acquired Trent Drugs (Wholesale) Ltd (“Trent”), one of the largest national pharmaceutical distributors in Canada, for a purchase price of $81.7 million, which included the assumption of debt of $41.3 million. The acquisition of Trent provides the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. The Company expects to pursue further strategic acquisitions. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at September 30, 2005 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,410,053	$109,621	$104,807	$103,750	$1,091,875
Operating Leases	239,803	64,259	86,839	49,012	39,693
Other Commitments	1,272,067	47,268	218,284	262,558	743,957

Total	$2,921,923	$221,148	$409,930	$415,320	$1,875,525

The $55 million Blanco revolving credit facility, which expires in April 2006, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2005 because the Company has the ability and intent to refinance it on a long-term basis.

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

As of September 30, 2005, the Company has $7.1 million of remaining commitments relating to the construction of one of its new distribution facilities. This facility commitment is included in Other Commitments in the above table.

During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its corporate and ABDC information technology activities and entered into a ten-year commitment, effective July 1, 2005, with IBM Global Services, which will assume responsibility for performing the outsourced information technology activities following the completion of certain transition matters. The Company estimates that it will incur approximately $20 million to $25 million of transition costs in connection with this plan. These transition costs will include employee severance and other contract expenses. The Company incurred approximately one-half of these costs in the fourth quarter of fiscal 2005. The minimum commitment under the outsourcing arrangement is approximately $200 million (excluding the above-mentioned transition costs) over a ten-year period; however, the Company believes it will likely spend between $300 million and $400 million under the outsourcing arrangement to maintain and improve its information technology infrastructure during that period. The Company has included the minimum contractual commitment of $200 million in Other Commitments in the above table.

During the fiscal year ended September 30, 2005, the Company’s operating activities provided $1.53 billion of cash as compared to cash provided of $825.1 million in the prior-year period. Cash provided by operations during the fiscal year ended September 30, 2005 was principally the result of a $1.1 billion decrease in merchandise inventories, a $311.4 million increase in accounts payable, accrued expenses and income taxes, non-cash items of $282.3 million, and net income of $264.6 million, partially offset by an increase in accounts receivable of $392.8 million. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 10.2 times in the fiscal year ended September 30, 2005 from 8.2 times in the prior fiscal year. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other vendor agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. The increase in accounts payable, accrued expenses and income taxes is primarily due to an increase in sales volume, the timing of purchases of merchandise inventories and cash payments to our vendors. The increase in accounts receivable was largely driven by the continued strong revenue growth of ABSG, which has a significantly higher average days sales outstanding than ABDC and the timing of cash receipts from our customers. Average days sales outstanding for the PharMerica segment were 40.2 days in the fiscal year ended September 30, 2005 compared to 38.4 days in the prior-year period. Non-cash items of $282.3 million included a $111.9 million loss on early retirement of debt and $90.9 million of depreciation and amortization. Operating cash uses during the fiscal year ended September 30, 2005 included $94.2 million in interest payments and $132.6 million of income tax payments, net of refunds.

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

Capital expenditures for the fiscal years ended September 30, 2005, 2004 and 2003 were $203.4 million, $189.3 million and $90.6 million, respectively, and related principally to the construction of the new distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation. The Company estimates that it will spend approximately $125 million to $150 million for capital expenditures during fiscal 2006.

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

Cash provided by investing activities for the fiscal year ended September 30, 2005 included $36.7 million from sale-leaseback transactions entered into by the Company with a financial institution. Additionally, cash provided by investing activities included $14.6 million from the sale of substantially all of the assets of Bridge Medical, Inc. and the sale of Rita Ann Distributors.

In September 2005, the Company issued its 2012 Notes and its 2015 Notes for total proceeds of $895.5 million. These proceeds were used to finance the early retirement of the 7  1/4% Notes and the 8 1/8% Notes, including the payment of premiums and other costs, for a total of $902.3 million. Additionally, during the fiscal year ended September 30, 2005, the Company paid $100 million to redeem the Bergen 7  1/4% Senior Notes and repaid the remaining $180.0 million outstanding under the Term Loan Facility.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. Through June 30, 2005, the Company had purchased $94.2 million of its common stock under this program for a weighted average price of $65.50. In August 2005, the Company’s board of directors authorized an increase to the amount available under this program by approximately $394 million, bringing total remaining availability to $750 million, and the total repurchase program to approximately $844 million. The increase in repurchase authority was subject to the completion of the tender and repurchase of the Company’s $500 million principal amount 8.125% senior notes due 2008 and $300 million principal amount 7.25% senior notes due 2012 and the offering and sale of $400 million principal amount 5.625% senior notes due 2012 and $500 million principal amount 5.875% senior notes due 2015 (collectively, the “Refinancing”). The Refinancing was completed in September 2005. As of September 30, 2005, the Company has $750 million of remaining authorization to repurchase its common stock under this program.

In February 2005, the Company’s board of directors authorized the Company to purchase up to 5.7 million shares (substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes) of its outstanding common stock, subject to market conditions. In February 2005, the Company acquired 0.4 million shares in the open market for a total of $25.9 million. In addition, on March 30, 2005, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution to purchase the remaining 5.3 million shares immediately from the financial institution at a cost of $293.8 million. The financial institution subsequently purchased an equivalent number of shares in the open market through April 21, 2005. The ASR transaction was completed on April 21, 2005; as a result, the Company paid the financial institution a cash settlement of $16.6 million. The Company had acquired all the shares authorized under this program for a total of $336.3 million, which includes the above cash settlement of $16.6 million. The cash settlement was recorded as an adjustment to additional paid-in capital.

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2004, the Company had acquired 2.8 million shares of its Common Stock for $144.7 million. During the fiscal year ended September 30, 2005, the Company acquired 6.5 million shares of its common stock under this program for $355.3 million. As of September 30, 2005, the Company had acquired 9.3 million shares of its common stock to complete the $500 million repurchase program.

As previously described, the Company used $300 million to redeem the Subordinated Notes and $8.4 million to redeem the 6 7/8% Notes during the fiscal year ended September 30, 2004. Additionally, the Company repaid $60 million of the Term Facility in fiscal 2004.

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

The Company has paid quarterly cash dividends of $0.025 per share on its common stock since the first quarter of fiscal 2002. On November 15, 2005, the Company’s board of directors increased the quarterly dividend by 100% and declared a dividend of $0.05 per share, which will be paid on December 12, 2005 to stockholders of record as of close of business on November 25, 2005. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Market Risk

The Company’s most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed-rate and variable-rate debt. At September 30, 2005, the Company had $897.7 million of fixed-rate debt with a weighted average interest rate of 5.8% and $55.0 million of variable-rate debt with a weighted average interest rate of 4.5%. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at September 30, 2005. For every $100 million of unhedged variable-rate debt outstanding, a 45 basis-point increase in interest rates (one-tenth of the average variable rate at September 30, 2005) would increase the Company’s annual interest expense by $0.45 million.

Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a new rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123R, using the modified-prospective transition method beginning on October 1, 2005, and therefore, will begin to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense the fair value of all future options granted subsequent to September 30, 2005 over their service periods. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operating cash flow as currently required. The Company estimates it will record pre-tax share-based compensation expense of approximately $14 million in fiscal 2006. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2006, changes in valuation assumptions, the market price of the Company’s common stock, among other things and, as a result, the actual pre-tax share-based compensation expense in fiscal 2006 may differ from the Company’s current estimate.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plan to consolidate its distribution network. Various factors, including competitive pressures, success of the Pharmaceutical Distribution segment’s ability to transition its business model to fee-for-service, success of integration, restructuring or systems initiatives, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in U.S. Government policies (including reimbursement changes arising from the Medicare Modernization Act), customer defaults or insolvencies, supplier defaults or insolvencies. Adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers, operational or control issues arising from AmerisourceBergen’s outsourcing of information technology activities, fluctuations in the U.S. dollar – Canadian dollar exchange rate, economic, business, competitive and/or regulatory developments in Canada, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this MD&A, in Item 1 (Business) under the heading “Certain Risk Factors”, elsewhere in Item 1 (Business) and elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant market risk is the effect of changing interest rates. See discussion above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, AmerisourceBergen Corporation changed its method of recognizing cash discounts effective at the beginning of fiscal year 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AmerisourceBergen Corporation’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

December 8, 2005

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
September 30,	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,315,683	$871,343
Accounts receivable, less allowances for returns and doubtful accounts: 2005 - $420,538; 2004 - $464,354	2,640,646	2,260,973
Merchandise inventories	4,003,690	5,135,830
Prepaid expenses and other	27,673	27,243

Total current assets	7,987,692	8,295,389

Property and equipment, at cost:
Land	43,676	42,959
Buildings and improvements	267,847	233,397
Machinery, equipment and other	484,671	433,555

Total property and equipment	796,194	709,911
Less accumulated depreciation	281,436	244,647

Property and equipment, net	514,758	465,264

Other assets:
Goodwill	2,431,568	2,448,275
Intangibles, deferred charges and other	447,156	445,075

Total other assets	2,878,724	2,893,350

TOTAL ASSETS	$11,381,174	$11,654,003

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)
September 30,	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,292,253	$4,947,037
Accrued expenses and other	335,650	419,381
Current portion of long-term debt	1,232	281,360
Accrued income taxes	52,093	94,349
Deferred income taxes	370,868	361,781

Total current liabilities	6,052,096	6,103,908

Long-term debt, net of current portion	951,479	1,157,111
Other liabilities	97,242	53,939

Stockholders’ equity:
Common stock, $.01 par value - authorized: 300,000,000 shares; issued and outstanding: 2005: 115,643,326 and 104,876,420 shares, respectively; issued and outstanding: 2004: 112,454,005 shares and 109,692,505 shares, respectively	1,156	1,125
Additional paid-in capital	3,315,216	3,146,207
Retained earnings	1,604,093	1,350,046
Accumulated other comprehensive loss	(24,814)	(13,577)
Treasury stock, at cost: 2005: 10,769,906 shares; 2004: 2,761,500 shares	(615,294)	(144,756)

Total stockholders’ equity	4,280,357	4,339,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,381,174	$11,654,003

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
Fiscal year ended September 30,	2005	2004	2003
Operating revenue	$50,012,598	$48,812,452	$45,463,400
Bulk deliveries to customer warehouses	4,564,723	4,308,339	4,120,639

Total revenue	54,577,321	53,120,791	49,584,039
Cost of goods sold	52,597,137	50,954,361	47,358,426

Gross profit	1,980,184	2,166,430	2,225,613
Operating expenses:
Distribution, selling and administrative	1,234,057	1,184,529	1,261,357
Depreciation	70,947	63,464	62,165
Amortization	10,252	9,961	7,032
Facility consolidations, employee severance and other	22,723	7,517	8,930
Impairment charge	5,259	—	—

Operating income	636,946	900,959	886,129
Other (income) loss	(990)	(6,236)	8,015
Interest expense, net	57,223	112,704	144,748
Loss on early retirement of debt	111,888	23,592	4,220

Income from continuing operations before income taxes and cumulative effect of change in accounting	468,825	770,899	729,146
Income taxes	176,903	296,025	286,081

Income from continuing operations before cumulative effect of change in accounting	291,922	474,874	443,065
Loss from discontinued operations, net of tax (Note 3)	17,105	6,484	1,836
Cumulative effect of change in accounting, net of tax of $6,341 (Note 1)	10,172	—	—

Net income	$264,645	$468,390	$441,229

Earnings per share:
Basic earnings per share:
Continuing operations	$2.76	$4.25	$4.05
Discontinued operations	(0.16)	(0.06)	(0.02)
Cumulative effect of change in accounting	(0.10)	—	—
Rounding	—	0.01	—

Net income	$2.50	$4.20	$4.03

Diluted earnings per share:
Continuing operations	$2.73	$4.12	$3.91
Discontinued operations	(0.16)	(0.06)	(0.02)
Cumulative effect of change in accounting	(0.09)	—	—

Net income	$2.48	$4.06	$3.89

Weighted average common shares outstanding:
Basic	105,667	111,617	109,513
Diluted	107,770	117,779	115,954

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
September 30, 2002	$1,066	$2,858,596	$462,619	$(5,943)	$—	$3,316,338
Net income			441,229			441,229
Increase in minimum pension liability, net of tax of $5,246				(8,274)		(8,274)

Total comprehensive income						432,955

Cash dividends declared, $0.10 per share			(10,995)			(10,995)
Exercise of stock options	14	42,550				42,564
Tax benefit from exercise of stock options		14,389				14,389
Stock issued for acquisitions	40	209,409				209,449
Restricted shares earned by directors		345				345
Net shares purchased pursuant to stock purchase plan		(1,608)				(1,608)
Accelerated vesting of stock options		1,057				1,057
Amortization of unearned compensation from stock options		823				823

September 30, 2003	1,120	3,125,561	892,853	(14,217)	—	4,005,317
Net income			468,390			468,390
Reduction in minimum pension liability, net of tax of $399				640		640

Total comprehensive income						469,030

Cash dividends declared, $0.10 per share			(11,197)			(11,197)
Exercise of stock options	5	15,146				15,151
Tax benefit from exercise of stock options		4,011				4,011
Restricted shares earned		649				649
Net shares purchased pursuant to stock purchase plan		(935)				(935)
Accelerated vesting of stock options		1,028				1,028
Amortization of unearned compensation from stock options		747				747
Purchases of common stock					(144,756)	(144,756)

September 30, 2004	1,125	3,146,207	1,350,046	(13,577)	(144,756)	4,339,045
Net income			264,645			264,645
Increase in minimum pension liability, net of tax of $7,101				(11,014)		(11,014)
Other, net of tax				(223)		(223)

Total comprehensive income						253,408

Cash dividends declared, $0.10 per share			(10,598)			(10,598)
Exercise of stock options	31	174,029				174,060
Tax benefit from exercise of stock options		15,347				15,347
Restricted shares earned		488				488
Net shares purchased pursuant to stock purchase plan		(1,565)				(1,565)
Accelerated vesting of stock options		276				276
Write-off of deferred financing costs related to conversion of subordinated notes		(3,881)				(3,881)
Treasury shares issued for debt conversion		944			299,025	299,969
Settlement of accelerated stock repurchase agreement		(16,629)				(16,629)
Purchases of common stock					(769,563)	(769,563)

September 30, 2005	$1,156	$3,315,216	$1,604,093	$(24,814)	$(615,294)	$4,280,357

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Fiscal year ended September 30,	2005	2004	2003
OPERATING ACTIVITIES
Net income	$264,645	$468,390	$441,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	76,546	68,071	65,005
Amortization, including amounts charged to interest expense	14,336	19,017	15,438
Provision (benefit) on accounts receivable	33,379	(10,279)	46,012
Other loss (income)	4,269	(1,314)	8,015
Provision for deferred income taxes	17,026	48,884	127,157
Employee stock compensation	520	2,059	1,880
Loss on disposal of property and equipment	1,891	1,430	3,465
Loss on early retirement of debt	111,888	23,592	4,220
Loss on sales of discontinued operations	12,262	—	—
Cumulative effect of change in accounting, net of tax	10,172	—	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(392,769)	(267,387)	(57,971)
Merchandise inventories	1,072,577	916,301	(278,388)
Prepaid expenses and other assets	(11,052)	(10,768)	(23,294)
Accounts payable, accrued expenses, and income taxes	311,422	(432,020)	(1,214)
Other	(474)	(895)	3,261

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,526,638	825,081	354,815

INVESTING ACTIVITIES
Capital expenditures	(203,376)	(189,278)	(90,554)
Cost of acquired companies, net of cash acquired	(4,404)	(68,882)	(111,981)
Proceeds from sale-leaseback transactions	36,696	15,602	—
Proceeds from sales of discontinued operations	14,560	—	—
Proceeds from sales of property and equipment	4,219	336	726

NET CASH USED IN INVESTING ACTIVITIES	(152,305)	(242,222)	(201,809)

FINANCING ACTIVITIES
Long-term debt borrowings	895,500	—	300,000
Long-term debt repayments	(1,182,339)	(368,425)	(338,989)
Purchases of common stock	(786,192)	(144,756)	—
Deferred financing costs and other	(18,859)	(1,390)	(7,282)
Exercise of stock options	174,060	15,151	42,564
Cash dividends on common stock	(10,598)	(11,197)	(10,995)
Common stock purchases for employee stock purchase plan	(1,565)	(935)	(1,608)

NET CASH USED IN FINANCING ACTIVITIES	(929,993)	(511,552)	(16,310)

INCREASE IN CASH AND CASH EQUIVALENTS	444,340	71,307	136,696
Cash and cash equivalents at beginning of year	871,343	800,036	663,340

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,315,683	$871,343	$800,036

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Note 1.	Summary of Significant Accounting Policies

AmerisourceBergen Corporation (the “Company”) is a national pharmaceutical services company providing drug distribution and related healthcare services and solutions to its customers. The Company also provides pharmaceuticals to long-term care and workers’ compensation patients. For further information on the Company’s operating segments, see Note 14.

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

Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation, principally related to the discontinued operations (see Note 3).

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

The Company recorded a $10.2 million charge for the cumulative effect of change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. The accounting change is incorporated in the Company’s results of operations for the fiscal year ended September 30, 2005.

The pro forma effect of this accounting change on prior periods is as follows:

	Fiscal year ended September 30,
(in thousands, except per share data)	2004	2003
Income from continuing operations before cumulative effect of change in accounting:
As reported	$474,874	$443,065
Pro forma	$472,653	$433,431
Net Income:
As reported	$468,390	$441,229
Pro forma	$466,169	$431,595

Basic earnings per share from continuing operations:
As reported	$4.25	$4.05
Pro forma	$4.23	$3.96

Diluted earnings per share from continuing operations:
As reported	$4.12	$3.91
Pro forma	$4.10	$3.83

Concentrations of Credit Risk and Allowance for Doubtful Accounts

The Company sells its merchandise inventories to a large number of customers in the healthcare industry, including independent retail pharmacies, chain drugstores, mail order facilities, health systems and other acute-care facilities, and alternate site facilities such as clinics, nursing homes, physicians, and other non-acute care facilities. The financial condition of the Company’s customers, especially those in the health systems and nursing home sectors, can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.

The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the customer base is diverse and geographically widespread. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength and credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. The Company writes off balances against the reserves when collectibility is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and the Company’s largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2005, 2004 and 2003 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs and recoveries. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. At September 30, 2005, the largest trade receivable due from a single customer represented approximately 13% of accounts receivable, net. Sales to the Company’s largest non-bulk customer represented 7.5% of operating revenue in fiscal 2005. Sales to Medco Health Solutions, Inc. (“Medco”) represented 6% of operating revenue and represented 93% of bulk deliveries in fiscal 2005. No other single customer accounted for more than 5% of the Company’s operating revenue.

The Company maintains cash balances and cash equivalents with several large creditworthy banks and money-market funds located in the United States. The Company does not believe there is significant credit risk related to its cash and cash equivalents.

Goodwill and Intangible Assets

The Company accounts for purchased goodwill and intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements, patents and software technology, are amortized over their useful lives.

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. The Company uses an income approach to determine the fair value of its reporting units and intangible assets with indefinite lives. Changes in market conditions, among other factors, may have an impact on these fair values. The Company completed its required annual impairment tests in the fourth quarters of fiscal 2005 and 2004 and determined that there was no impairment.

During the second quarter of fiscal 2005, the Company performed an impairment test on certain intangible assets within its technology operations due to the existence of impairment indicators. As a result, the Company recorded an impairment charge of $5.3 million relating to certain of those intangible assets. The charge has been reflected in the Company’s results of operations for the fiscal year ended September 30, 2005.

Income Taxes

In accordance with provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities.

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

Loss Contingencies

The Company accrues for loss contingencies related to litigation in accordance SFAS No. 5, “Accounting for Contingencies.” An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews loss contingencies to determine the adequacy of the accruals and related disclosures. The amount of the actual loss may differ significantly from these estimates.

Manufacturer Incentives

The Company generally accounts for fees and other incentives received from its suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Company considers these fees to represent product discounts, and as a result, the fees are capitalized as a product cost and relieved through cost of goods sold upon the sale of the related inventory.

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 87% and 92% of the Company’s inventories at September 30, 2005 and 2004, respectively, were determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, consolidated inventories would have been approximately $159.8 million and $166.1 million higher than the amounts reported at September 30, 2005 and 2004, respectively. During the fiscal years ended September 30, 2005 and 2004, inventory balances declined, which resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2005 was to decrease cost of goods sold by $30.6 million and increase diluted earnings per share by $0.17. The effect of the liquidation in fiscal 2004 was to decrease cost of goods sold by $10.3 million and increase diluted earnings per share by $0.05.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and from 3 to 10 years for machinery, equipment and other. The costs of repairs and maintenance are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue when products are delivered to customers. Service revenues are recognized as services are performed. Revenues as reflected in the accompanying consolidated statement of operations are net of sales returns and allowances.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. During the fiscal year ended September 30, 2004, the Company changed its accounting policy for customer sales returns to reflect an accrual for estimated customer returns at the time of sale to the customer. Previously, the Company accounted for customer sales returns as a reduction of sales and cost of goods sold at the time of the return. As a result of this accounting policy change, operating revenue and cost of goods sold were each reduced by $316.8 million for the fiscal year ended September 30, 2004. Additionally, merchandise inventories were increased and accounts receivable were reduced by $316.8 million. At September 30, 2005 and 2004, the Company’s accrual for customer sales returns was $280.4 million and $316.8 million, respectively.

The Company reports the gross dollar amount of bulk deliveries to customer warehouses in revenue and the related costs in cost of goods sold. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. The Company is a principal to these transactions because it is the primary obligor and has general inventory risk, physical loss inventory risk, and customer credit risk. As a result, and in accordance with the EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records bulk deliveries to customer warehouses as gross revenues. Gross profit earned by the Company on bulk deliveries was not material in any year presented.

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $380.1 million, $383.1 million and $381.8 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, are included in distribution, selling and administrative expenses.

Supplier Reserves

The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due them from the Company. These reserve estimates are established based on the judgment of Company management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to the Company. The Company evaluates the amounts due from its suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than the Company’s estimate.

Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a new rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123R, using the modified-prospective transition method beginning on October 1, 2005, and therefore, will begin to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options are not fully vested as of the adoption date and will expense the fair value of all future options granted subsequent to September 30, 2005 over their service periods. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operating cash flow as currently required. The Company estimates it will record pre-tax share-based compensation expense of approximately $14 million in fiscal 2006. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2006, changes in valuation assumptions, the market price of the Company’s common stock, among other things and, as a result, the actual pre-tax share-based compensation expense in fiscal 2006 may differ from the Company’s current estimate.

Stock Related Compensation

The Company has a number of stock-related compensation plans, including stock option, stock purchase and restricted stock plans, which are described in Note 9. Through September 30, 2005, the Company accounted for its stock option and stock purchase plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As previously noted, the Company will begin expensing stock options beginning on October 1, 2005 in accordance with SFAS No. 123R.

The fair values relating to primarily all of the 2005 option grants were estimated using a binomial option pricing model. The fair values relating to the 2004 and 2003 option grants were estimated using a Black-Scholes option pricing model. The following assumptions were used to estimate the fair values:

	Fiscal year ended September 30,
	2005	2004	2003
Weighted average risk-free interest rate	4.10%	2.74%	2.52%
Expected dividend yield	0.17%	0.14%	0.14%
Weighted average volatility factor of the expected market price of the Company’s common stock	28.0%	35.7%	37.5%
Weighted average expected life of the options	4.5 years	5 years	5 years
Expected forfeiture rate	5%	—	—

The weighted average fair value of the options granted during the fiscal years ended September 30, 2005, 2004 and 2003 was $16.65, $20.28, and $20.36, respectively. Changes to the above valuation assumptions could have a significant impact on share-based compensation expense.

For purposes of pro forma disclosures, the estimated fair value of the options and shares under the employee stock purchase plan are amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

	Fiscal year ended September 30,
(in thousands, except per share data)	2005	2004	2003
Net income, as reported	$264,645	$468,390	$441,229
Add: Stock-related compensation expense included in reported net income, net of income taxes	461	880	770
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(5,021)	(87,339)	(19,728)

Pro forma net income	$260,085	$381,931	$422,271

Earnings per share:
Basic, as reported	$2.50	$4.20	$4.03

Basic, pro forma	$2.46	$3.41	$3.86

Diluted, as reported	$2.48	$4.06	$3.89

Diluted, pro forma	$2.44	$3.32	$3.73

The SFAS No. 123 stock-related compensation expense in the above table decreased in the fiscal year ended September 30, 2005 compared to the prior years. This decline was primarily due to the Company, effective September 1, 2004, vesting all employee options then outstanding with an exercise price in excess of $54.10 (the closing stock price on August 31, 2004). The accelerated vesting was approved by the Compensation and Succession Planning Committee of the Company’s board of directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123R. As a result of the accelerated vesting, the pro-forma compensation expense and the corresponding reduction in diluted earnings per share in fiscal 2004 was significantly greater than the pro-forma compensation expense and the corresponding reduction in diluted earnings per share in fiscal 2005 and 2003.

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

In fiscal 2002, the Company acquired a 20% equity interest in International Physician Networks (“IPN”), a physician education and management consulting company, for $5 million in cash, which was subject to adjustment contingent on the entity achieving defined earnings targets in calendar 2002. In fiscal 2003, the Company satisfied the residual contingent obligation for the initial 20% equity interest and acquired an additional 40% equity interest for an aggregate $24.7 million in cash. In fiscal 2004, the Company paid $39.0 million for the remaining 40% equity interest. The results of operations of IPN, less minority interest, have been included in the Company’s consolidated financial statements of operations for the fiscal years ended September 30, 2005, 2004 and 2003.

In June 2003, the Company acquired Anderson Packaging Inc. (“Anderson”), a leading provider of physician and retail contracted packaging services to pharmaceutical manufacturers, to expand the Company’s packaging capabilities. The purchase price was $100.1 million, which included the repayment of Anderson debt of $13.8 million and $0.8 million of transaction costs associated with the acquisition. The Company paid part of the purchase price by issuing 814,145 shares of its common stock, as set forth in the acquisition agreement, with an aggregate market value of $55.6 million, which was calculated based on the Company’s closing stock price on the transaction measurement date. The Company paid the remaining purchase price, which was approximately $44.5 million, in cash. In fiscal 2004, the Company paid a final post-closing working capital adjustment of $0.3 million.

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

In January 2003, the Company acquired Bridge Medical, Inc. (“Bridge”), a leading provider of barcode-enabled point-of-care software designed to reduce medication errors, to enhance the Company’s offerings in the pharmaceutical supply channel. The total base purchase price was $28.4 million, which included $0.7 million of transaction costs associated with the acquisition. The Company paid part of the base purchase price by issuing 401,780 shares of its common stock with an aggregate market value of $22.9 million, which was calculated based on a 30-day average of the Company’s closing stock price for the period ending three days prior to the transaction closing date, as set forth in the acquisition agreement. The remaining base purchase price was paid with $5.5 million of cash. In June 2005, the Company agreed to sell substantially all of the assets of Bridge (see Note 3).

The following table summarizes the allocation of the purchase price, including transaction costs, based on the fair values of the Imedex, MedSelect, IPN, Anderson, US Bio, and Bridge assets and liabilities at the effective dates of the respective acquisitions (in thousands):

Cash	$8,907
Accounts receivable	65,398
Inventory	18,952
Property and equipment	24,263
Goodwill	229,843
Intangible assets	81,612
Deferred tax assets	17,670
Other assets	3,850
Current and other liabilities	(59,772)

Fair value of net assets acquired	$390,723

Intangible assets of $81.6 million consist of $31.2 million of trade names, which have indefinite lives and are not subject to amortization, $32.1 million of customer relationships, which have a weighted average life of 12 years, $11.2 million of non-compete agreements, which have a weighted average life of 4 years, $4.8 million of software, which has a weighted average life of 3 years, and $2.3 million of patents, which has a weighted average seven-year life. Deferred tax assets principally relate to net operating losses and research and development costs incurred by Bridge prior to the acquisition. In connection with the sale of substantially all of the assets of Bridge (see Note 3), $9.4 million of previously acquired goodwill was written-off from the Company’s consolidated balance sheet.

All of the goodwill associated with the aforementioned acquisitions was assigned to the Pharmaceutical Distribution segment. The goodwill associated with the US Bio and Bridge acquisitions of $109.2 million is not deductible for income tax purposes.

In June 2003, the Company amended the 2002 agreement under which it acquired AutoMed Technologies, Inc (“AutoMed”). Pursuant to the amendment, the former stockholders of AutoMed agreed to eliminate their right to receive up to $55 million in contingent payments based on AutoMed achieving defined earnings targets through the end of calendar 2004. In consideration thereof, the Company paid $9.8 million in July 2003 to the former stockholders of Automed under the amendment. This amount was recorded as additional purchase price and goodwill.

Had the aforementioned acquisitions been consummated at the beginning of the respective fiscal years, the Company’s consolidated total revenue, net income and diluted earnings per share for the fiscal years ended September 30, 2004 and 2003 would not have been materially different from the reported amounts.

Note 3.	Discontinued Operations

In June 2005, the Company agreed to sell substantially all of the assets of Bridge, a component of the Company’s Pharmaceutical Distribution reportable segment, for $11.0 million. The Bridge sale closed in July 2005 and is subject to a working capital adjustment. The Company recorded an estimated loss on sale of the business of $4.6 million, net of tax.

In December 2004, the Company sold Rita Ann Distributors (“Rita Ann”), its cosmetics distribution business, which was a component of its Pharmaceutical Distribution reportable segment, for $3.6 million, subject to a working capital adjustment. The Company recorded an estimated loss on sale of Rita Ann of $6.5 million, net of tax.

Operating revenue of Bridge and Rita Ann was $12.3 million, $58.2 million, and $73.3 million during the fiscal years ended September 30, 2005, 2004 and 2003, respectively, and loss (income) before income taxes was $7.8 million, $10.5 million, and ($3.0) million during the fiscal years ended September 30, 2005, 2004, and 2003, respectively.

Note 4.	Income Taxes

The income tax provision is as follows (in thousands):

	Fiscal year ended September 30,
	2005	2004	2003
Current provision:
Federal	$138,699	$224,320	$139,765
State and local	21,178	24,369	19,458

	159,877	248,689	159,223

Deferred provision:
Federal	19,076	37,243	111,421
State and local	(2,050)	10,093	15,437

	17,026	47,336	126,858

Provision for income taxes	$176,903	$296,025	$286,081

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal year ended September 30,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	3.1	3.2	3.2
Other	(0.4)	0.2	1.0

Effective income tax rate	37.7%	38.4%	39.2%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2005	2004
Inventory	$486,791	$481,813
Property and equipment	19,114	12,517
Goodwill	63,904	47,470
Other	936	6,708

Gross deferred tax liabilities	570,745	548,508

Net operating loss and tax credit carryforwards	(51,075)	(44,977)
Capital loss carryforwards	(3,924)	(1,723)
Allowance for doubtful accounts	(68,892)	(60,160)
Accrued expenses	(13,800)	(31,834)
Employee and retiree benefits	(30,052)	(28,339)
Other	(27,292)	(48,502)

Gross deferred tax assets	(195,035)	(215,535)
Valuation allowance for deferred tax assets	33,490	34,115

Deferred tax assets, after allowance	(161,545)	(181,420)

Net deferred tax liability	$409,200	$367,088

In fiscal 2005, 2004 and 2003, tax benefits of $15.3 million, $4.0 million and $14.4 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.

As of September 30, 2005, the Company had $31.2 million of potential tax benefits from federal net operating loss carryforwards expiring in 16 to 17 years, and $17.8 million of potential tax benefits from state operating loss carryforwards expiring in 1 to 20 years. As of September 30, 2005, the Company had $2.1 million of federal and state alternative minimum tax credit carryforwards, and $3.9 million of potential tax benefits from capital loss carryforwards expiring in 1 to 4 years.

In fiscal year 2005, the Company decreased the valuation allowance on deferred tax assets by $0.6 million primarily due to the use of certain state net operating loss carryforwards. In fiscal year 2004, the Company decreased the valuation allowance on deferred tax assets by $7.7 million due to the expiration of capital loss carryforwards. At September 30, 2005, $31.1 million of the remaining valuation allowance has been recorded as a component of goodwill, down from $33.7 million at September 30, 2004 due to the use of state net operating loss carryforwards. Under current accounting rules, any future reduction of this valuation allowance, due to the realization of the related deferred tax assets, will reduce goodwill.

Income tax payments, net of refunds, were $132.6 million, $200.1 million and $118.4 million in the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Note 5.	Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2005 and 2004 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2003	$2,121,757	$268,956	$2,390,713
Goodwill recognized in connection with the acquisition of Imedex, MedSelect, and IPN	56,410	—	56,410
Goodwill recognized in connection with the acquisition of other businesses	1,152	—	1,152

Goodwill at September 30, 2004	2,179,319	268,956	2,448,275
Goodwill recognized in connection with an acquisition of a business	2,357	—	2,357
Adjustment to goodwill due to purchase price adjustments	733	—	733
Sale of Bridge	(9,357)	—	(9,357)
Adjustment to goodwill relating to deferred tax assets	(5,130)	(5,310)	(10,440)

Goodwill at September 30, 2005	$2,167,922	$263,646	$2,431,568

During the fiscal year ended September 30, 2005, in connection with the sale of substantially all of the assets of Bridge, $9.4 million of previously acquired goodwill was removed from the Company’s consolidated balance sheet. Additionally, the Company reduced goodwill at September 30, 2005 to record acquired deferred tax assets at their estimated net realizable value.

Following is a summary of other intangible assets (in thousands):

	September 30, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles -trade names	$254,782	$—	$254,782	$257,652	$—	$257,652
Amortized intangibles -customer lists and other	75,504	(29,188)	46,316	89,852	(26,701)	63,151

Total other intangible assets	$330,286	$(29,188)	$301,098	$347,504	$(26,701)	$320,803

During the fiscal year September 30, 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets within its technology operations.

Amortization expense for other intangible assets was $10.3 million, $10.0 million and $7.0 million in the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Amortization expense for other intangible assets is estimated to be $10.1 million in fiscal 2006, $8.8 million in fiscal 2007, $5.0 million in fiscal 2008, $3.3 million in fiscal 2009, $3.2 million in fiscal 2010, and $15.9 million thereafter.

Note 6.	Debt

Debt consisted of the following:

	September 30,
Dollars in thousands	2005	2004
Blanco revolving credit facility at 4.53% and 3.34%, respectively, due 2006	$55,000	$55,000
AmerisourceBergen securitization financing due 2007	—	—
Revolving credit facility due 2009	—	—
$400,000, 5 5/8% senior notes due 2012	398,010	—
$500,000, 5 7/8% senior notes due 2015	497,508	—
Term loan facility at 3.02%	—	180,000
Bergen 7 1/4% senior notes due 2005	—	99,939
8 1/8% senior notes due 2008	—	500,000
7 1/4% senior notes due 2012	—	300,000
AmeriSource 5% convertible subordinated notes due 2007	—	300,000
Other	2,193	3,532

Total debt	952,711	1,438,471
Less current portion	1,232	281,360

Total, net of current portion	$951,479	$1,157,111

Long-Term Debt

In September 2005, the Company issued $400 million of 5.625% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5.875% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of principal amount and have an effective interest yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears, commencing on March 15, 2006. Both the 2012 Notes and the 2015 Notes are redeemable at the Company’s option at a price equal to the greater of 100% of the principal amount thereof, or the sum of the discounted value of the remaining scheduled payments, as defined. In addition, at any time before September 15, 2008, the Company may redeem up to an aggregate of 35% of the principal amount of the 2012 Notes or the 2015 Notes at redemption prices equal to 105.625% and 105.875%, respectively, of the principal amounts thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the cash proceeds of one or more equity issuances. In connection with the issuance of the 2012 Notes and the 2015 Notes, the Company incurred approximately $6.3 million and $7.9 million of costs, respectively, which were deferred and are being amortized over the terms of the notes.

The gross proceeds from the sale of the 2012 Notes and the 2015 Notes were used to finance the early retirement of the $500 million of 8 1/8% senior notes due 2008 and $300 million of 7 1/4% senior notes due 2012 in September 2005, including the payment of $102.3 million of premiums and other costs. Additionally, the Company expensed $8.5 million of deferred financing costs related to the retirement of the 7 1/4% Notes and the 8 1/8% Notes.

In December 2004, the Company entered into a $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the Senior Credit Agreement, as defined below. There were no borrowings outstanding under the Senior Revolving Credit Facility at September 30, 2005. Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating. In April 2005, the Company’s debt rating was raised by one of the rating agencies and in accordance with the terms of the Senior Revolving Credit Facility, interest on borrowings accrue at either 80 basis points over LIBOR or the prime rate at September 30, 2005. Availability under the Senior Revolving Credit Facility is reduced by the amount of outstanding letters of credit ($12.0 million at September 30, 2005). The Company pays quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating. In April 2005, the rate payable to maintain the availability of the $700 million commitment was reduced to 20 basis points per annum resulting from the Company’s improved debt rating. In connection with entering into the Senior Revolving Credit Facility, the Company incurred approximately $2.5 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In August 2001, the Company had entered into a senior secured credit agreement (the “Senior Credit Agreement”) with a syndicate of lenders. The Senior Credit Agreement consisted of a $1.0 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility (the “Term Facility”), both of which had been scheduled to mature in August 2006. The Term Facility had scheduled quarterly maturities, which began in December 2002, totaling $60 million in each of fiscal 2003 and 2004, $80 million in fiscal 2005 and $100 million in fiscal 2006. The company previously paid the scheduled quarterly maturities of $60 million in fiscal 2004 and 2003. In December 2004, in connection with entering into the Senior Revolving Credit Facility, as defined above, the Company repaid the remaining $180 million outstanding under the Term Facility and there were no borrowings under the Revolving Facility. In connection with the early repayment of the Term Facility, the Company incurred a loss of $1.0 million relating to the write-off of deferred financing costs.

In April 2005, the Company entered into a new $55 million Blanco revolving credit facility, which replaced the previously existing facility. The Blanco facility is not classified in the current portion of long-term debt in the accompanying consolidated balance sheet at September 30, 2005 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the new Blanco revolving credit facility are guaranteed by the Company, whereas borrowings on the previous facility were secured by the Senior Revolving Credit Facility (defined above). The new facility expires in April 2006 and borrowings under the new facility will bear interest at LIBOR plus 90 basis points.

During the fiscal year ended September 30, 2005, the Company paid $100 million to redeem the Bergen 7 1/4% Senior Notes due June 1, 2005, upon their maturity.

In November 2002, the Company issued $300 million of 7 1/4% senior notes due November 15, 2012 (the “7 1/4% Notes”). The 7 1/4% Notes were redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. The Company used the net proceeds of the 7 1/4% Notes to repay $15.0 million of the Term Facility in December 2002, to repay $150.0 million in aggregate principal of the Bergen 7 3/8% senior notes in January 2003 and redeem the PharMerica 8 3/8% senior subordinated notes due 2008 (the “8 3/8% Notes”) at a redemption price equal to 104.19% of the $123.5 million principal amount in April 2003. The cost of the redemption premium of $5.2 million, less $1.0 million representing the unamortized premium on the 8 3/8% Notes, was reflected in the Company’s consolidated statement of operations for the fiscal year ended September 30, 2003 as a loss on the early retirement of debt. In connection with the issuance of the 7 1/4% Notes, the Company incurred approximately $5.7 million of costs which were deferred and were being amortized over the ten-year term of the notes. As previously mentioned, the 7 1/4% Notes were repaid in September 2005.

In August 2001, the Company issued $500 million of 8 1/8% senior notes due September 1, 2008 (the “8 1/8% Notes”). The 8 1/8% Notes were redeemable at the Company’s option at any time before maturity at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and, under some circumstances, a redemption premium. As previously mentioned, the 8 1/8% Notes were repaid in September 2005.

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

The indentures governing the 2012 Notes, the 2015 Notes, and the Senior Revolving Credit Facility contain restrictions and covenants which include limitations on additional indebtedness; distributions and dividends to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; capital expenditures; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth.

Receivables Securitization Financing

In fiscal 2003, the Company entered into a new $1.05 billion receivables securitization facility (“Securitization Facility”) and terminated the AmeriSource and Bergen securitization facilities. In connection with the Securitization Facility, AmerisourceBergen Drug Corporation (“ABDC”) sells on a revolving basis certain accounts receivable to AmeriSource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended the Securitization Facility and under the terms of the amendment the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to November 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and the expiration date was extended to December 2005. In September 2005, the Company elected to terminate the 364-day tranche, effective October 31, 2005. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and will vary based on the Company’s debt ratings. The program fee is 60 basis points for the three-year tranche and 35 basis points for the 364-day tranche at September 30, 2005. Additionally, the commitment fee on any unused credit was reduced to 20 basis points for the three-year tranche and to 17.5 basis points for the 364-day tranche at September 30, 2005. At September 30, 2005, there were no borrowings outstanding under the Securitization Facility. In connection with entering into the Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

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

Other Information

Scheduled future principal payments of long-term debt are $56.2 million in fiscal 2006, $0.5 million in fiscal 2007, $0.5 million in fiscal 2008, $400.0 million in fiscal 2012 and $500.0 million in fiscal 2015.

Interest paid on the above indebtedness during the fiscal years ended September 30, 2005, 2004 and 2003 was $94.2 million, $111.0 million and $134.2 million, respectively.

Total amortization of financing fees and expenses, as well as the premiums and discounts related to the adjustment of the carrying values of certain debt to fair value in connection with the merger and original issue discounts for the fiscal years ended September 30, 2005, 2004 and 2003 was $4.1 million, $7.4 million, and $7.4 million, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations.

Note 7.	Stockholders’ Equity and Earnings per Share

The authorized capital stock of the Company consists of 300,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).

The board of directors are authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2005.

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

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of Common Stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. In August 2005, the Company’s board of directors authorized an increase to the amount available under this program by approximately $394 million, bringing the total remaining availability to $750 million, and the total repurchase program to approximately $844 million. During fiscal 2005, the Company purchased approximately $94 million of its Common Stock under this program for a weighted average price of $65.50. As of September 30, 2005, the Company has $750 million of remaining authorization to repurchase its Common Stock under this program.

In February 2005, the Company’s board of directors authorized the repurchase up to an aggregate amount of 5.7 million shares of the Company’s Common Stock, subject to market conditions. In February 2005, the Company acquired 0.4 million shares in the open market for a total of $25.9 million. In addition, on March 30, 2005, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution to purchase the remaining 5.3 million shares immediately from the financial institution at a cost of $293.8 million. The financial institution subsequently purchased an equivalent number of shares in the open market through April 21, 2005. The ASR transaction was completed on April 21, 2005; as a result, the Company paid the financial institution a cash settlement of $16.6 million. As of September 30, 2005, the Company had acquired all the shares authorized under this program for a total of $336.3 million, which includes the above cash settlement of $16.6 million. The cash settlement was recorded as an adjustment to additional paid-in capital.

In August 2004, the Company’s board of directors authorized the repurchase of Common Stock up to an aggregate amount of $500 million, subject to market conditions. During the fiscal year ended September 30, 2004, the Company had acquired 2.8 million shares of its Common Stock for $144.7 million. During the fiscal year ended September 30, 2005, the Company acquired 6.5 million shares of its Common Stock for $355.3 million to complete this program.

Basic earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods plus the dilutive effect of stock options. Additionally, the diluted calculations consider the 5% convertible subordinated notes (see Note 6) as if converted during the periods that the notes were outstanding and, therefore, the after-tax effect of interest expense related to these notes is added back to income from continuing operations in determining income from continuing operations available to common stockholders for the periods that the notes were outstanding. On January 3, 2005, the Company completed the redemption of the 5% convertible subordinated notes. Subsequent to the redemption, a number of shares substantially equal to the shares of Common Stock issued in connection with the 5% note redemption were repurchased by the Company under the 5.7 million share repurchase program described above. The following table (in thousands) is a reconciliation of the numerator and denominator of the computation of basic and diluted earnings per share.

	Fiscal year ended September 30,
	2005	2004	2003
Income from continuing operations, before cumulative effect of change in accounting	$291,922	$474,874	$443,065
Interest expense - convertible subordinated notes, net of income taxes	2,539	10,141	9,997

Income from continuing operations available to common stockholders	$294,461	$485,015	$453,062

Weighted average common shares outstanding - basic	105,667	111,617	109,513
Effect of dilutive securities:
Options to purchase Common Stock	658	498	777
Convertible subordinated notes	1,445	5,664	5,664

Weighted average common shares outstanding - diluted	107,770	117,779	115,954

Note 8.	Pension and Other Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. The expense of these plans was $17.4 million in fiscal year 2005, $21.6 million in fiscal year 2004, and $26.9 million in fiscal year 2003. The Company uses a June 30 measurement date for its pension and other postretirement benefit plans.

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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal year ended September 30,
	2005	2004
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$98,986	$99,011
Service cost	2,954	3,834
Interest cost	5,885	5,866
Actuarial (gains) losses	16,104	(2,786)
Benefit payments	(6,937)	(6,939)

Benefit obligation at end of year	$116,992	$98,986

Change in Plan Assets:
Fair value of plan assets at beginning of year	$64,210	$56,605
Actual return on plan assets	5,121	6,115
Employer contributions	12,039	9,230
Expenses	(1,223)	(801)
Benefit payments	(6,937)	(6,939)

Fair value of plan assets at end of year	$73,210	$64,210

Funded Status and Amounts Recognized:
Funded status	$(43,782)	$(34,776)
Unrecognized net actuarial loss	41,816	25,562
Unrecognized prior service cost	77	199

Net amount recognized	$(1,889)	$(9,015)

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$(42,305)	$(31,322)
Intangible asset	77	199
Accumulated other comprehensive loss	40,339	22,108

Net amount recognized	$(1,889)	$(9,015)

Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2005	2004
Discount rate	5.25%	6.25%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%

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

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal year ended September 30,
	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$3,178	$4,029	$4,735
Interest cost on projected benefit obligation	5,885	5,866	5,644
Expected return on plan assets	(5,754)	(5,102)	(5,082)
Amortization of prior service cost	137	132	150
Recognized net actuarial loss	1,329	1,738	722
Loss due to curtailments and settlements	137	696	—

Net periodic pension cost of defined benefit pension plans	4,912	7,359	6,169
Net pension cost of multi-employer plans	1,752	1,824	1,673

Total pension expense	$6,664	$9,183	$7,842

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2005	2004	2003
Discount rate	6.25%	6.00%	7.00%
Rate of increase in compensation levels	4.00%	4.00%	5.50%
Expected long-term rate of return on assets	8.00%	8.00%	8.75%

To determine the expected long-term rate of return on assets, the Company considered the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

The board of directors of the Company has a Compensation and Succession Planning Committee (the “Committee”). The Committee is responsible for establishing the investment policy of any retirement plan, including the selection of acceptable asset classes, allowable ranges of holdings, the definition of acceptable securities within each class, and investment performance expectations. Additionally, the Committee has established rules for the rebalancing of assets between asset classes and among individual investment managers.

The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans’ assets at the measurement date are as follows:

	Pension Benefits Allocation		Target Allocation
	2005	2004	2005	2004
Asset Category:
Equity securities	48%	51%	50%	50%
Debt securities	50	49	50	50
Other	2	—	—	—

Total	100%	100%	100%	100%

Subsequent to the June 30 measurement date, the Committee approved a change in the target allocation for 2006, such that 70% of the plans’ assets will be allocated to equity securities and 30% will be allocated to debt securities.

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

As of September 30, 2005 and 2004, all of the Company-sponsored defined benefit pension plans had projected and accumulated benefit obligations in excess of plan assets that consist of the following (in thousands):

	2005	2004
Accumulated benefit obligation	$115,515	$95,624
Projected benefit obligation	116,992	98,986
Plan assets at fair value	73,210	64,210

Contributions to the pension plans during fiscal 2006 are expected to be the minimum required of $7.5 million. Expected benefit payments over the next ten years, which reflect expected future service, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2006	$6,592
2007	4,485
2008	4,451
2009	4,682
2010	4,270
2011-2015	29,344

Total	$53,824

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

The Company owns life insurance covering substantially all of the participants in the Bergen supplemental retirement plans. At September 30, 2005, the policies have an aggregate cash surrender value of approximately $37.9 million (which is included in other assets in the accompanying consolidated balance sheet) and an aggregate death benefit of approximately $58.2 million.

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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal year ended September 30,
	2005	2004
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$16,055	$20,561
Interest cost	1,142	1,213
Actuarial losses (gains)	4,298	(4,194)
Benefit payments	(2,079)	(1,525)

Benefit obligation at end of year	$19,416	$16,055

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,079	1,525
Benefit payments	(2,079)	(1,525)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(19,416)	$(16,055)
Unrecognized net actuarial loss (gain)	3,972	(479)

Net amount recognized	$(15,444)	$(16,534)

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$(15,444)	$(16,534)

Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2005	2004
Discount rate	5.25%	6.25%
Health care trend rate assumed for next year	11.0%	12.0%
Rate to which the cost trend rate is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2014	2014

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$95	$(79)
Effect on benefit obligation	1,805	(1,504)

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal year ended September 30,
	2005	2004	2003
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$1,142	$1,213	$1,374
Amortization of prior service cost	—	—	133
Recognized net actuarial (gain) loss	(153)	139	(28)

Total postretirement benefit expense	$989	$1,352	$1,479

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2005	2004	2003
Discount rate	6.25%	6%	7%
Health care trend rate assumed for next year	12%	13%	11%
Rate to which the cost trend rate is assumed to decline	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2014	2014	2015

Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement Benefits
Fiscal Year:
2006	$1,924
2007	2,291
2008	2,133
2009	1,937
2010	1,835
2011-2015	6,586

Total	$16,706

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

Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2005, 2004 and 2003 were $9.2 million, $10.3 million and $15.9 million, respectively.

Deferred Compensation Plan

The Company also sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated November 1, 2002. This unfunded plan, under which 740,000 shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2005.

Note 9.	Stock Compensation Plans

Stock Option Plans

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to account for stock-based compensation under APB No. 25 and its related interpretations for these plans until its adoption of SFAS No. 123R. Under APB 25, generally, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

At September 30, 2005, there were outstanding options to purchase 8.1 million shares of Common Stock under the aforementioned plans. Options for an additional 0.9 million shares may be granted under one of the employee stock option plans and options for an additional 0.2 million shares may be granted under one of the non-employee director stock option plans.

All outstanding stock options granted prior to February 15, 2001 under the above plans became fully vested in August 2001, and generally became exercisable in August 2002. As a result of the accelerated vesting of stock options, the Company recorded a charge of $0.3 million, $1.0 million and $1.1 million in fiscal 2005, 2004, and 2003, respectively. These charges were recorded within distribution, selling and administrative expenses in the accompanying consolidated statements of operations.

Effective September 1, 2004, the Company vested all employee options then outstanding with an exercise price in excess of $54.10 (the closing stock price on August 31, 2004). The accelerated vesting was approved by the Compensation and Succession Planning Committee of the Company’s board of directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123R. In accordance with APB No. 25, the Company did not incur a charge related to this accelerated vesting because the exercise price of all the accelerated options was greater than $54.10.

A summary of the Company’s stock option activity and related information for its option plans for the fiscal years ended September 30, 2005, 2004 and 2003 were as follows:

	2005		2004		2003
	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	9,402	$57	8,255	$56	7,801	$53
Granted	2,134	62	2,405	58	2,430	56
Exercised	(3,187)	55	(433)	35	(1,385)	33
Forfeited	(287)	66	(825)	62	(591)	67

Outstanding at end of year	8,062	$59	9,402	$57	8,255	$56

Exercisable at end of year	5,962	$57	9,249	$57	3,616	$49

A summary of the status of options outstanding at September 30, 2005 follows:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number (000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000’s)	Weighted Average Exercise Price
$12 - $ 50	998	4 years	$33	998	$33
$51 - $ 60	2,564	8 years	56	2,492	56
$61 - $ 65	2,888	8 years	63	860	64
$66 - $ 70	1,512	6 years	70	1,512	70
$71 - $ 103	100	5 years	81	100	81

Total	8,062	7 years	$59	5,962	$57

Employee Stock Purchase Plan

In February 2002, the stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan, under which up to an aggregate of 4,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under this plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 85% of the fair market value of the stock on the first or last business day of each six-month purchase period, whichever is lower. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2005 and 2004, the Company acquired 104,309 shares and 115,281 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2005, the Company has withheld $1.3 million from eligible employees for the purchase of additional shares of Common Stock.

Note 10.	Leases and Other Commitments

At September 30, 2005, future minimum payments totaling $239.8 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2006 - $64.3 million; 2007 - $48.4 million; 2008 - $38.4 million; 2009 - $28.6 million; 2010 - $20.4 million; and thereafter - $39.7 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $63.4 million in fiscal 2005, $63.2 million in fiscal 2004 and $61.2 million in fiscal 2003.

During the fiscal year ended September 30, 2005, the Company entered into three sale-leaseback agreements with a financial institution relating to certain equipment located at two of the Company’s new distribution facilities and certain equipment located at one of the Company’s existing distribution facilities that was significantly expanded. The net book value of all of the equipment under the three leases totaled $35.3 million and was sold for $36.7 million. During fiscal 2004, the Company entered into a sale-leaseback agreement with a financial institution relating to certain equipment located at one of the Company’s new distribution facilities. The net book value of the equipment, totaling $15.1 million was sold for $15.6 million. The Company deferred the gains associated with these sale-leaseback agreements, which are being amortized as a reduction of lease expense over the respective operating lease terms.

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

During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities and entered into a ten-year commitment, effective July 1, 2005, with IBM Global Services, which will assume responsibility for performing the outsourced information technology activities following the completion of certain transition matters. The minimum commitment under the outsourcing arrangement is approximately $200 million

(excluding the above-mentioned transition costs) over a ten-year period; however, the Company believes it will likely spend between $300 million and $400 million under the outsourcing arrangement to maintain and improve its information technology infrastructure during that period.

Note 11.	Facility Consolidations, Employee Severance and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network numbering in the mid-20’s within the next two years and to have successfully completed the outsourcing of such information technology activities by the end of fiscal 2006. The plan includes building six new facilities (four of which were operational as of September 30, 2005) and closing facilities (twenty-three of which have been closed through September 30, 2005). The fifth facility opened in October 2005 and the sixth facility is scheduled to open during fiscal 2006, thereby reducing the Company’s total number of distribution facilities to 28 by the end of fiscal 2006. During fiscal 2005 and 2004, the Company closed six and four distribution facilities, respectively. The Company anticipates closing six additional facilities in fiscal 2006.

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

During the fiscal year ended September 30, 2004, the Company closed four distribution facilities and eliminated duplicative administrative functions (“the fiscal 2004 initiatives”). During the fiscal year ended September 30, 2004, the Company recorded $5.4 million of employee severance costs in connection with the fiscal 2004 initiatives.

During the fiscal year ended September 30, 2005, the Company announced plans to continue to consolidate and eliminate certain administrative functions, and to outsource a significant portion of the Company’s information technology activities (the “fiscal 2005 initiatives”). The Company plans to have successfully completed the outsourcing of such information technology activities by the end of fiscal 2006. During the fiscal year ended September 30, 2005, the Company recorded $13.3 million of employee severance and lease cancellation costs primarily related to the 2005 initiatives and $9.4 million of transition costs associated with the outsourcing of information technology activities.

As of September 30, 2005, approximately 700 employees had received termination notices as a result of the 2004 and 2005 initiatives, of which approximately 630 have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2003 to September 30, 2005 related to the integration plan discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2003	$4,935	$81	$5,016
Expense recorded during the period	6,324	1,193	7,517
Payments made during the period	(8,275)	(1,206)	(9,481)

Balance as of September 30, 2004	2,984	68	3,052
Expense recorded during the period	10,580	12,143	22,723
Payments made during the period	(8,328)	(5,128)	(13,456)

Balance as of September 30, 2005	$5,236	$7,083	$12,319

Note 12.	Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including those matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

Stockholder Derivative Lawsuit

The Company has been named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed in March 2004 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action are all of the individuals who were serving as directors of the Company prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleged, among other things, breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleged, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against certain of the individual defendants. The derivative action sought compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. The defendants believe that this derivative action is wholly without merit. In May 2004, the defendants filed a motion to dismiss the action on both procedural and substantive grounds. In February 2005, the District Court granted the defendants’ motion to dismiss the entire action. Following the dismissal of the action, the derivative plaintiff made demand upon the Company to inspect the Company’s books and records. The Company believes that the demand is improper under Delaware law and has refused to allow the inspection. The derivative plaintiff obtained the right from the District Court to file an amended complaint within 30 days after resolution of the inspection demand and, thereafter, filed a complaint in the Delaware Chancery Court seeking to compel inspection of certain of the Company’s books and records. On November 30, 2005, the Delaware Chancery Court denied the plaintiff’s request to inspect the Company’s books and records.

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

Note 13.	Antitrust Litigation Settlements

During the fiscal years ended September 30, 2005 and 2004, the Company recognized gains of $40.1 million and $38.0 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations for the fiscal year ended September 30, 2005 and 2004, respectively.

Note 14.	Business Segment Information

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution reportable segment includes the operations of ABDC and AmerisourceBergen Specialty and Packaging groups. The operations of the former AmerisourceBergen Technology Group became a part of the overall ABDC operations in fiscal 2005. The Pharmaceutical Distribution reportable segment is comprised of two operating segments: ABDC and the AmerisourceBergen Specialty Group (“ABSG”). The ABDC operating segment includes the operations of the AmerisourceBergen Packaging Group.

The PharMerica reportable segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”). The PharMerica reportable segment encompasses only the PharMerica operating segment.

In accordance with FAS 131, we have aggregated the operating segment of ABDC and the operating segment of ABSG into one reportable segment, the Pharmaceutical Distribution segment. Our decision to aggregate these two operating segments into one reportable segment was based on

•	the objective and basic principles of FAS 131,

•	the Aggregation Criteria as noted in paragraph 17 of FAS 131 and

•	the fact that ABDC and ABSG have similar economic characteristics.

The chief operating decision maker for the Pharmaceutical Distribution segment is the President and Chief Operating Officer of the Company whose function is to allocate resources to, and assess the performance of, the ABDC and ABSG operating segments. The President of ABDC and the President of ABSG each function as operating segment managers whose roles include reporting directly to the President and Chief Operating Officer of the Company on their respective operating segment’s business activities, financial results and operating plans.

The businesses of the Pharmaceutical Distribution operating segments are similar. These segments service both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel. The warehousing and distribution of pharmaceutical drugs, which are purchased from the same suppliers, is the primary business activity of both operating segments. The distribution of pharmaceutical drugs represented approximately 98.0%, 98.3%, and 98.8% of the Pharmaceutical Distribution segment’s total operating revenue for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. ABDC and ABSG both operate in a high volume and low margin environment and, as a result, their economic characteristics are similar. Both operating segments warehouse and distribute products in a similar manner. Additionally, both operating segments are subject to the same extensive regulatory environment under which the pharmaceutical distribution industry operates.

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, physicians, clinics and other alternate site facilities, and skilled nursing and assisted living centers.

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

ABDC also provides scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets and supply management software to a variety of retail and institutional healthcare providers.

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

The following tables present reportable segment information for the periods indicated (dollars in thousands):

	Revenue
Fiscal year ended September 30,	2005	2004	2003
Pharmaceutical Distribution	$49,319,371	$48,113,015	$44,657,911
PharMerica	1,571,369	1,575,255	1,608,203
Intersegment eliminations	(878,142)	(875,818)	(802,714)

Operating revenue	50,012,598	48,812,452	45,463,400
Bulk deliveries to customer warehouses	4,564,723	4,308,339	4,120,639

Total revenue	$54,577,321	$53,120,791	$49,584,039

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

	Operating Income
Fiscal year ended September 30,	2005	2004	2003
Pharmaceutical Distribution	$532,887	$748,625	$791,216
PharMerica	91,947	121,846	103,843
Facility consolidations, employee severance and other	(22,723)	(7,517)	(8,930)
Gain on litigation settlements	40,094	38,005	—
Impairment charge	(5,259)	—	—

Operating income	636,946	900,959	886,129
Other (income) loss	(990)	(6,236)	8,015
Interest expense, net	57,223	112,704	144,748
Loss on early retirement of debt	111,888	23,592	4,220

Income from continuing operations before taxes and cumulative effect of change in accounting	$468,825	$770,899	$729,146

Segment operating income is evaluated before other (income) loss; interest expense, net; loss on early retirement of debt; facility consolidations, employee severance and other; gain on litigation settlements; and impairment charge. All corporate office expenses are allocated to the two reportable segments.

	Assets
At September 30,	2005	2004
Pharmaceutical Distribution	$10,803,578	$11,093,798
PharMerica	577,596	560,205

Total assets	$11,381,174	$11,654,003

	Depreciation & Amortization
Fiscal year ended September 30,	2005	2004	2003
Pharmaceutical Distribution	$64,404	$58,358	$51,604
PharMerica	16,795	15,067	17,593

Total depreciation and amortization	$81,199	$73,425	$69,197

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which is included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2005	2004	2003
Pharmaceutical Distribution	$182,347	$174,004	$70,207
PharMerica	21,029	15,274	20,347

Total capital expenditures	$203,376	$189,278	$90,554

Note 15.	Disclosure About Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at September 30, 2005 and 2004 approximate fair value. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 6) and the corresponding fair value as of September 30, 2005 were $952,711 and $941,568 respectively. The recorded amount of debt (see Note 6) and the corresponding fair value as of September 30, 2004 were $1,438,471 and $1,539,846, respectively.

Note 16.	Quarterly Financial Information (Unaudited)

	Fiscal year ended September 30, 2005
(in thousands, except per share amounts)	First Quarter (a)(b)	Second Quarter(c)	Third Quarter	Fourth Quarter	Fiscal Year
Operating revenue	$12,202,109	$12,241,739	$12,603,893	$12,964,857	$50,012,598
Bulk deliveries to customer warehouses	1,434,727	948,428	1,228,073	953,496	4,564,723

Total revenue	13,636,836	13,190,167	13,831,966	13,918,353	54,577,321
Gross profit (d)	454,592	501,750	502,069	521,774	1,980,184
Distribution, selling and administrative expenses, depreciation and amortization	315,374	315,398	329,714	354,770	1,315,256
Facility consolidations, employee severance and other (see Note 11)	5,133	1,837	3,747	12,006	22,723
Impairment charge	—	5,259	—	—	5,259

Operating income	$134,085	$179,256	$168,608	$154,998	$636,946
Loss on early retirement of debt	$1,015	$—	$—	$110,873	$111,888
Income from continuing operations, before cumulative effect of change in accounting	$69,023	$101,713	$99,844	$21,342	$291,922
Loss from discontinued operations, net of tax	$7,905	$2,291	$5,067	$1,842	$17,105
Net income	$50,946	$99,422	$94,777	$19,500	$264,645
Earnings per share from continuing operations:
Basic	$0.65	$0.93	$0.96	$0.21	$2.76
Diluted	$0.64	$0.92	$0.96	$0.19	$2.73
Earnings per share:
Basic	$0.48	$0.91	$0.91	$0.20	$2.50
Diluted	$0.48	$0.90	$0.91	$0.19	$2.48

(a)	During fiscal 2005, the Company changed its method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. As a result, the Company restated its first quarter operating results to include the $10.2 million cumulative effect of change in accounting charge (net of tax benefit) and recorded a $3.3 million charge (net of tax benefit) to incorporate the effect of the change in accounting on the first quarter. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.09 for the fiscal year ended September 30, 2005.

(b)	Income from continuing operations, before cumulative effect of change in accounting reported on Form 10-Q for the first quarter was higher by $1.8 million than the amount presented above as the amounts presented above have been restated to reflect the change in accounting discussed in footnote (a) and the reporting of Bridge as discontinued operations. The change in accounting had the effect of reducing income from continuing operations by $3.3 million, while the reclassification of the operations of Bridge as discontinued operations had the effect of increasing income from continuing operations by $1.5 million.

(c)	Income from continuing operations, before cumulative effect of change in accounting reported on Form 10-Q for the second quarter was lower by $1.7 million than the amount presented above as the amounts presented above have been restated to reflect the reporting of Bridge as discontinued operations.

(d)	The first and third quarters of fiscal 2005 include $18.8 million and $21.3 million gains, respectively, from antitrust litigation settlements.

	Fiscal year ended September 30, 2004
(in thousands, except per share amounts)	First Quarter(a)	Second Quarter(b)	Third Quarter	Fourth Quarter	Fiscal Year
Operating revenue (c)	$12,251,758	$12,330,036	$12,099,815	$12,130,843	$48,812,452
Bulk deliveries to customer warehouses	1,089,434	1,018,919	956,598	1,243,388	4,308,339

Total revenue	13,341,192	13,348,955	13,056,413	13,374,231	53,120,791
Gross profit (d)	524,996	578,671	572,068	490,695	2,166,430
Distribution, selling and administrative expenses, depreciation and amortization	309,788	316,106	318,202	313,858	1,257,954
Facility consolidations, employee severance and other (see Note 11)	1,553	2,216	1,550	2,198	7,517

Operating income	$213,655	$260,349	$252,316	$174,639	$900,959
Loss on early retirement of debt	$—	$—	$23,592	$—	$23,592
Income from continuing operations	$110,429	$143,383	$127,175	$93,887	$474,874
Loss from discontinued operations, net of tax	$1,955	$1,231	$1,400	$1,898	$6,484
Net income	$108,474	$142,152	$125,775	$91,989	$468,390
Earnings per share from continuing operations:
Basic	$0.99	$1.28	$1.13	$0.85	$4.25
Diluted	$0.96	$1.24	$1.10	$0.82	$4.12
Earnings per share:
Basic	$0.97	$1.27	$1.12	$0.83	$4.20
Diluted	$0.94	$1.23	$1.09	$0.81	$4.06

(a)	Income from continuing operations reported on Form 10-Q for the first quarter was lower by $1.4 million than the amount presented above as the amounts presented above have been restated to reflect the reporting of Bridge as discontinued operations.

(b)	Income from continuing operations reported on Form 10-Q for the second quarter was lower by $0.7 million than the amount presented above as the amounts presented above have been restated to reflect the reporting of Bridge as discontinued operations.

(c)	During the third quarter of fiscal 2004, the Company changed its accounting policy for customer sales returns, and, as a result, operating revenue and cost of goods sold were reduced by $320.4 million.

(d)	The third quarter of fiscal 2004 includes a $38.0 million gain from an antitrust litigation settlement.

Note 17.	Subsequent Events

In October 2005, the Company acquired Trent Drugs (Wholesale) Ltd (“Trent”), one of the largest national pharmaceutical distributors in Canada for a purchase price of $81.7 million, which included the assumption of debt of $41.3 million. The purchase price is subject to a working capital adjustment. The acquisition of Trent provides the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair market value of the net tangible and intangible assets acquired by $29.1 million, which will be allocated to goodwill.

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent Drugs (Wholesale) Ltd and borrowed approximately C$92 million to complete the transaction. Interest on borrowings under the Canadian Credit Facility accrues at specific rates based on the Company’s debt rating (0.675% over LIBOR or Bankers’ Acceptance Stamping Fee Spread at October 3, 2005). The Company will pay quarterly facility fees to maintain the availability under the Canadian Credit Facility at specific rates based on the Company’s debt rating (0.20% at October 3, 2005). The Company may choose to repay or reduce its commitments under the Canadian Credit Facility at any time. The Canadian Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In November 2005, Standard & Poor’s Ratings Services (“S&P”) announced that it raised its corporate credit and senior unsecured debt ratings on the Company to ‘BBB-’ from ‘BB+’. As a result of the upgrade, the Company is entitled to substantially relaxed covenants under the indenture governing its 5.625% senior notes due 2012 and 5.875% senior notes due 2015, and to a lesser extent, under its $700 million senior credit facility.

On November 15, 2005, the Company’s board of directors declared a 100% increase in the quarterly dividend rate to $0.05 per common share from $0.025 per common share and will be paid on December 12, 2005 to stockholders of record as of close of business on November 25, 2005. Additionally, the Company declared a two-for-one stock split of the Company’s outstanding shares of Common Stock. The stock split will occur in the form of a stock dividend, where each stockholder receives one additional share for each share owned. The stock dividend is payable on December 28, 2005 to stockholders of record at the close of business on December 13, 2005. Subsequent quarterly cash dividends will be adjusted to reflect the two-for-one stock split.

The Company’s historical earnings per share for the fiscal years ended September 30, 2005, 2004 and 2003 on a pro forma basis, assuming the stock dividend had occurred as of October 1, 2002, would be as follows (unaudited):

	Fiscal year ended September 30,
	2005	2004	2003
Earnings per share:
Basic earnings per share:
Continuing operations	$1.38	$2.13	$2.02
Discontinued operations	(0.08)	(0.03)	(0.01)
Cumulative effect of change in accounting	(0.05)	—	—

Net income	$1.25	$2.10	$2.01

Diluted earnings per share:
Continuing operations	$1.37	$2.06	$1.95
Discontinued operations	(0.08)	(0.03)	(0.01)
Cumulative effect of change in accounting	(0.05)	—	—
Rounding	—	—	0.01

Net income	$1.24	$2.03	$1.95

Note 18.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 2012 Notes and 2015 Notes each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of either the 2012 Notes and the 2015 Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of either the 2012 Notes and/or the 2015 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 6 and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2005 and 2004 and the related statements of operations and cash flows for each of the three years in the period ended September 30, 2005.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,215,497	$67,438	$32,748	$—	$1,315,683
Accounts receivable, net	1,460	595,401	2,043,785	—	2,640,646
Merchandise inventories	—	3,968,355	35,335	—	4,003,690
Prepaid expenses and other	15	26,585	1,073	—	27,673

Total current assets	1,216,972	4,657,779	2,112,941	—	7,987,692
Property and equipment, net	—	514,072	686	—	514,758
Goodwill	—	2,428,431	3,137	—	2,431,568
Intangibles, deferred charges and other	18,989	426,080	2,087	—	447,156
Intercompany investments and advance	3,685,627	2,830,284	(1,814,316)	(4,701,595)	—

Total assets	$4,921,588	$10,856,646	$304,535	$(4,701,595)	$11,381,174

Current liabilities:
Accounts payable	$—	$5,256,887	$35,366	$—	$5,292,253
Accrued expenses and other	(254,287)	636,522	5,508	—	387,743
Current portion of long-term debt	—	1,232	—	—	1,232
Deferred income taxes	—	372,144	(1,276)	—	370,868

Total current liabilities	(254,287)	6,266,785	39,598	—	6,052,096
Long-term debt, net of current portion	895,518	961	55,000	—	951,479
Other liabilities	—	97,242	—	—	97,242
Stockholders’ equity	4,280,357	4,491,658	209,937	(4,701,595)	4,280,357

Total liabilities and stockholders’ equity	$4,921,588	$10,856,646	$304,535	$(4,701,595)	$11,381,174

	September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$754,745	$82,174	$34,424	$—	$871,343
Accounts receivable, net	672	347,159	1,913,142	—	2,260,973
Merchandise inventories	—	5,095,322	40,508	—	5,135,830
Prepaid expenses and other	223	26,177	843	—	27,243

Total current assets	755,640	5,550,832	1,988,917	—	8,295,389

Property and equipment, net	—	464,608	656	—	465,264
Goodwill	—	2,445,138	3,137	—	2,448,275
Intangibles, deferred charges and other	19,334	422,933	2,808	—	445,075
Intercompany investments and advance	4,675,462	1,443,187	(1,742,577)	(4,376,072)	—

Total assets	$5,460,436	$10,326,698	$252,941	$(4,376,072)	$11,654,003

Current liabilities:
Accounts payable	$—	$4,922,021	$25,016	$—	$4,947,037
Accrued expenses and other	(168,609)	677,066	5,273	—	513,730
Current portion of long-term debt	279,939	1,421	—	—	281,360
Deferred income taxes	—	363,057	(1,276)	—	361,781

Total current liabilities	111,330	5,963,565	29,013	—	6,103,908

Long-term debt, net of current portion	1,000,061	102,050	55,000	—	1,157,111
Other liabilities	—	53,939	—	—	53,939

Stockholders’ equity	4,339,045	4,207,144	168,928	(4,376,072)	4,339,045

Total liabilities and stockholders’ equity	$5,450,436	$10,326,698	$252,941	$(4,376,072)	$11,654,003

SUMMARY CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$49,658,018	$354,580	$—	$50,012,598
Bulk deliveries to customer warehouses	—	4,564,687	36	—	4,564,723

Total revenue	—	54,222,705	354,616	—	54,577,321
Cost of goods sold	—	52,265,151	331,986	—	52,597,137

Gross profit	—	1,957,554	22,630	—	1,980,184
Operating expenses:
Distribution, selling and administrative	—	1,308,876	(74,819)	—	1,234,057
Depreciation	—	70,734	213	—	70,947
Amortization	—	10,181	71	—	10,252
Facility consolidations, employee severance and other	—	22,723	—	—	22,723
Impairment charge	—	5,259	—	—	5,259

Operating income	—	539,781	97,165	—	636,946
Other income	—	(990)	—	—	(990)
Interest (income) expense	(19,878)	16,599	60,502	—	57,223
Loss on early retirement of debt	111,888	—	—	—	111,888

Income from continuing operations before taxes, equity in earnings of subsidiaries, and cumulative effect of change in accounting	(92,010)	524,172	36,663	—	468,825
Income taxes	(32,833)	195,658	14,078	—	176,903
Equity in earnings of subsidiaries	323,822	—	—	(323,822)	—

Income from continuing operations before cumulative effect of change in accounting	264,645	328,514	22,585	(323,822)	291,922
Loss from discontinued operations	—	17,105	—	—	17,105
Cumulative effect of change in accounting	—	10,094	78	—	10,172

Net income	$264,645	$301,315	$22,507	$(323,822)	$264,645

	Fiscal year ended September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$48,464,915	$347,537	$—	$48,812,452
Bulk deliveries to customer warehouses	—	4,308,305	34	—	4,308,339

Total revenue	—	52,773,220	347,571	—	53,120,791
Cost of goods sold	—	50,637,528	316,833	—	50,954,361

Gross profit	—	2,135,692	30,738	—	2,166,430
Operating expenses:
Distribution, selling and administrative	—	1,278,555	(94,026)	—	1,184,529
Depreciation	—	63,095	369	—	63,464
Amortization	—	9,425	536	—	9,961
Facility consolidations, employee severance and other	—	7,517	—	—	7,517

Operating income	—	777,100	123,859	—	900,959
Other income	—	(6,236)	—	—	(6,236)
Interest (income) expense	(39,560)	119,173	33,091	—	112,704
Loss on early retirement of debt	—	23,592	—	—	23,592

Income from continuing operations before taxes and equity in earnings of subsidiaries	39,560	640,571	90,768	—	770,899
Income taxes	15,190	245,980	34,855	—	296,025
Equity in earnings of subsidiaries	444,020	—	—	(444,020)	—

Income from continuing operations	468,390	394,591	55,913	(444,020)	474,874
Loss from discontinued operations	—	6,484	—	—	6,484

Net income	$468,390	$388,107	$55,913	$(444,020)	$468,390

	Fiscal year ended September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$45,195,128	$268,272	$—	$45,463,400
Bulk deliveries to customer warehouses	—	4,120,605	34	—	4,120,639

Total revenue	—	49,315,733	268,306	—	49,584,039
Cost of goods sold	—	47,116,582	241,844	—	47,358,426

Gross profit	—	2,199,151	26,462	—	2,225,613
Operating expenses:
Distribution, selling and administrative	—	1,317,824	(56,467)	—	1,261,357
Depreciation	—	61,807	358	—	62,165
Amortization	—	6,185	847	—	7,032
Facility consolidations, employee severance and other	—	8,930	—	—	8,930

Operating income	—	804,405	81,724	—	886,129
Other loss	—	6,542	1,473	—	8,015
Interest (income) expense	(125,772)	239,386	31,134	—	144,748
Loss on early retirement of debt	—	4,220	—	—	4,220

Income from continuing operations before taxes and equity in earnings of subsidiaries	125,772	554,257	49,117	—	729,146
Income taxes	49,342	217,563	19,176	—	286,081
Equity in earnings of subsidiaries	364,799	—	—	(364,799)	—

Income from continuing operations	441,229	336,694	29,941	(364,799)	443,065
Loss from discontinued operations	—	1,836	—	—	1,836

Net income	$441,229	$334,858	$29,941	$(364,799)	$441,229

SUMMARY CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended September 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$264,645	$301,315	$22,507	$(323,822)	$264,645
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(393,050)	1,445,536	(114,315)	323,822	1,261,993

Net cash (used in) provided by operating activities	(128,405)	1,746,851	(91,808)	—	1,526,638

Capital expenditures	—	(203,028)	(348)	—	(203,376)
Cost of acquired companies, net of cash acquired	—	(4,404)	—	—	(4,404)
Proceeds from sale-leaseback transactions	—	36,696	—	—	36,696
Proceeds from sale of discontinued operations	—	14,560	—	—	14,560
Other	—	4,219	—	—	4,219

Net cash used in investing activities	—	(151,957)	(348)	—	(152,305)

Long-term debt borrowings	895,500	—	—	—	895,500
Long-term debt repayments	(1,180,000)	(2,339)	—	—	(1,182,339)
Purchase of Common Stock	(786,192)	—	—	—	(786,192)
Deferred financing costs and other	(16,685)	(1,334)	(840)	—	(18,859)
Exercise of stock options	174,060	—	—	—	174,060
Cash dividends on Common Stock	(10,598)	—	—	—	(10,598)
Common Stock purchases for employee stock purchase plan	(1,565)	—	—	—	(1,565)
Intercompany financing and advances	1,514,637	(1,605,957)	91,320	—	—

Net cash provided by (used in) financing activities	589,157	(1,609,630)	90,480	—	(929,993)

Increase (decrease) in cash and cash equivalents	460,752	(14,736)	(1,676)	—	444,340
Cash and cash equivalents at beginning of year	754,745	82,174	34,424	—	871,343

Cash and cash equivalents at end of year	$1,215,497	$67,438	$32,748	$—	$1,315,683

	Fiscal year ended September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$468,390	$388,107	$55,913	$(444,020)	$468,390
Adjustments to reconcile net income to net cash provided by operating activities	(438,948)	164,257	187,362	444,020	356,691

Net cash provided by operating activities	29,442	552,364	243,275	—	825,081

Capital expenditures	—	(189,278)	—	—	(189,278)
Cost of acquired companies, net of cash acquired	—	(68,882)	—	—	(68,882)
Other	—	15,938	—	—	15,938

Net cash used in investing activities	—	(242,222)	—	—	(242,222)

Long-term debt repayments	(60,000)	(308,425)	—	—	(368,425)
Purchase of Common Stock	(144,756)		—	—	(144,756)
Deferred financing costs and other	—	(1,376)	(14)	—	(1,390)
Exercise of stock options	15,151	—	—	—	15,151
Cash dividends on Common Stock	(11,197)	—	—	—	(11,197)
Common Stock purchases for employee stock purchase plan	(935)	—	—	—	(935)
Intercompany financing and advances	354,132	(87,490)	(266,642)	—	—

Net cash provided by (used in) financing activities	152,395	(397,291)	(266,656)	—	(511,552)

Increase (decrease) in cash and cash equivalents	181,837	(87,149)	(23,381)	—	71,307
Cash and cash equivalents at beginning of year	572,908	169,323	57,805	—	800,036

Cash and cash equivalents at end of year	$754,745	$82,174	$34,424	$—	$871,343

	Fiscal year ended September 30, 2003
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$441,229	$334,858	$29,941	$(364,799)	$441,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(420,085)	81,318	(112,446)	364,799	(86,414)

Net cash provided by (used in) operating activities	21,144	416,176	(82,505)	—	354,815

Capital expenditures	—	(90,362)	(192)	—	(90,554)
Cost of acquired companies, net of cash acquired	—	(91,690)	(20,291)	—	(111,981)
Other	—	726	—	—	726

Net cash used in investing activities	—	(181,326)	(20,483)	—	(201,809)

Long-term debt borrowings	300,000	—	—	—	300,000
Long-term debt repayments	(60,000)	(278,989)	—	—	(338,989)
Deferred financing costs and other	(5,658)	807	(2,431)	—	(7,282)
Exercise of stock options	42,564	—	—	—	42,564
Cash dividends on Common Stock	(10,995)	—	—	—	(10,995)
Common Stock purchases for employee stock purchase plan	(1,608)	—	—	—	(1,608)
Intercompany financing and advances	(128,541)	40,597	87,944	—	—

Net cash provided by (used in) financing activities	135,762	(237,585)	85,513	—	(16,310)

Increase (decrease) in cash and cash equivalents	156,906	(2,735)	(17,475)	—	136,696
Cash and cash equivalents at beginning of year	416,002	172,058	75,280	—	663,340

Cash and cash equivalents at end of year	$572,908	$169,323	$57,805	$—	$800,036

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 30, 2005 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls. During the fiscal quarter ended September 30, 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The outsourced services primarily include management of applications and hardware as well as systems design and development. The Company retains responsibility and authority for application selection, hardware selection, technology strategy and standards for technology use. Management implemented, and oversaw the implementation by IBM Global Services of, controls over the outsourced activities that management believes were adequate to ensure that the outsourcing did not materially affect internal control over financial reporting during the fiscal quarter ended September 30, 2005.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of AmerisourceBergen Corporation (“AmerisourceBergen” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. AmerisourceBergen’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

AmerisourceBergen’s management assessed the effectiveness of AmerisourceBergen’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that AmerisourceBergen’s internal control over financial reporting was effective as of September 30, 2005. AmerisourceBergen’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment and the effectiveness of AmerisourceBergen’s internal control over financial reporting. This report is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that AmerisourceBergen Corporation and subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerisourceBergen Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that AmerisourceBergen Corporation and subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 of AmerisourceBergen Corporation and subsidiaries and our report dated December 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

December 8, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2006 annual meeting of stockholders (the “2006 Proxy Statement”) including information under “Election of Directors,” “Codes of Ethics,” “Audit Matters,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” is incorporated herein by reference. The Company will file the 2006 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

Information with respect to Executive Officers of the Company appears in Part I of this report.

The Company has adopted a Code of Ethics for Designated Senior Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Corporate Controller. A copy of this Code of Ethics is filed as an exhibit to this report and is posted on the Company’s Internet website, which is www.amerisourcebergen.com. Any amendment to, or waiver from, any provision of this Code of Ethics will be posted as well on the Company’s Internet website.

ITEM 11.	EXECUTIVE COMPENSATION

Information contained in the 2006 Proxy Statement, including information appearing under “Compensation Matters,” and “Stock Performance Graph” in the 2006 Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the 2006 Proxy Statement, including information appearing under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2006 Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the 2006 Proxy Statement, including information appearing under “Agreements with Employees” and “Certain Transactions” in the 2006 Proxy Statement, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained in the 2006 Proxy Statement, including information appearing under “Audit Matters” in the 2006 Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) List of Financial Statements and Schedules.

Financial Statements: The following consolidated financial statements are submitted in response to Item 15(a)(1):

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

(a) (3) List of Exhibits.*

Exhibit Number	Description

2	Agreement and Plan of Merger dated as of March 16, 2001 by and among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-71942 on Form S-4, dated October 19, 2001).

3.1	Amended and Restated Certificate of Incorporation, as amended, of AmerisourceBergen Corporation (incorporated by reference to Annex J to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A, Registration No. 333-61440, filed July 5, 2001).

3.2	Amended and Restated Bylaws of AmerisourceBergen Corporation (incorporated by reference to Annex K to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-61440) filed July 5, 2001).

4.1	Rights Agreement, dated as of August 27, 2001, between AmerisourceBergen Corporation and Mellon Investor Service LLC (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A, filed August 29, 2001).

4.2	Grant of Registration Rights by the Registrant to US Bioservices Corporation stockholders, dated December 13, 2002 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-102090, filed December 20, 2002).

4.3	Registration Rights Agreement, dated as of May 21, 2003, by and among the Registrant, the stockholders of Anderson Packaging, Inc. and John R. Anderson (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-105743, filed May 30, 2003).

4.4	Purchase Agreement, dated September 8, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, Lehman Brothers Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., Wachovia Securities, Inc. and Wells Fargo Securities, LLC.

4.5	Indenture, dated as of September 14, 2005, among the Registrant, certain of the Registrant’s subsidiaries as guarantors thereto and J.P. Morgan Trust Company, National Association, as trustee, related to the Registrant’s 5 5/8% Senior Notes due 2012 and 5 7/8% Senior Notes due 2015.

4.6	Form of 5 5/8% Senior Notes due 2012.

4.7	Form of 5 7/8% Senior Notes due 2015.

4.8	Exchange and Registration Rights Agreement, dated September 14, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, and Lehman Brothers Inc. on behalf of the Initial Purchasers under the Purchase Agreement dated September 8, 2005.

A 10.1	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

A 10.2	AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

A 10.3	AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

Exhibit Number	Description

A 10.4	AmeriSource Health Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix D to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

A 10.5	AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

A 10.6	AmeriSource Health Corporation 1999 Stock Option Plan (incorporated by reference to Appendix B to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

A 10.7	AmeriSource Health Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

A 10.8	AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

A 10.9	Bergen Brunswig Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan, as of February 13, 2001 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Bergen Brunswig Corporation for the fiscal quarter ended March 31, 2001).

A 10.10	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan (incorporated by reference to Annex F to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

A 10.11	Bergen Brunswig Corporation 1999 Deferred Compensation Plan (incorporated by reference to Annex G to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

A 10.12	Form of the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-631 on Form S-3 of Bergen Brunswig Corporation and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively).

A 10.13	Amendment No. 1 to the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1996).

A 10.14	Form of Bergen Brunswig Corporation Officers’ Employment Agreement and Schedule (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

A 10.15	Form of Bergen Brunswig Corporation Officers’ Severance Agreement and Schedule (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

A 10.16	Bergen Brunswig Corporation 1999 Non-Employee Directors’ Stock Plan (incorporated by reference to Annex E to Joint Proxy Statement/Prospectus dated March 16, 1999 of Bergen Brunswig Corporation).

A 10.17	Registrant’s 2001 Non-Employee Directors’ Stock Option Plan, as amended and restated November 9, 2005.

A 10.18	Registrant’s 2001 Restricted Stock Plan dated as of September 11, 2001, as amended and restated effective July 30, 2003 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

Exhibit Number	Description

A 10.19	AmerisourceBergen Corporation 2001 Deferred Compensation Plan as amended and restated as of November 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-101042, filed November 6, 2002).

10.20	Registrant’s 2002 Employee Stock Purchase Plan dated as of January 18, 2002 (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated January 22, 2002 for the Annual Meeting of Stockholders held on February 27, 2002).

A 10.21	Registrant’s 2002 Management Stock Incentive Plan dated as of April 24, 2002, as amended and restated effective August 10, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

A 10.22	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and R. David Yost (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

A 10.23	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Kurt J. Hilzinger (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

A 10.24	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Michael D. DiCandilo (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

A 10.25	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Terrance P. Haas (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

A 10.26	Letter Agreement dated July 27, 2001 among AmerisourceBergen Corporation, Bergen Brunswig Corporation and Steven H. Collis, amending form of Bergen Brunswig Corporation Officers’ Employment Agreement and Severance Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

A 10.27	Employment Agreement, effective February 19, 2004, between AmerisourceBergen Corporation and Steven H. Collis (incorporated by reference to Exhibit 10.1 to Fiscal yearly Report on Form 10-Q of the Company for the fiscal year ended March 31, 2004).

10.28	Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.29	Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.30	Performance Undertaking, dated July 10, 2003, executed by AmerisourceBergen Corporation, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.31	Intercreditor Agreement, dated July 10, 2003, executed by Wachovia Bank, National Association, as administrator under the Receivables Purchase Agreement and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent under the Credit Agreement (incorporated by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

Exhibit Number	Description

10.32	First Amendment dated as of December 12, 2003 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

10.33	Second Amendment dated as of July 8, 2004 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

10.34	Credit Agreement dated as of December 2, 2004 among the Registrant and JPMorgan Chase Bank, N.A. and various other financial institutions.

10.35	Credit Agreement dated as of April 21, 2005 between J.M. Blanco, Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.36	First Amendment dated as of September 29, 2005 to the Credit Agreement dated as of December 2, 2004 among the Registrant and JPMorgan Chase Bank, N.A. and various other financial institutions.

10.37	Third Amendment dated as of December 2, 2004 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003

10.38	Credit Agreement dated as of October 3, 2005 among Project Snow, Inc. (now Trent Drugs (Wholesale) Ltd.,) the Registrant, The Bank of Nova Scotia and various other financial institutions.

10.39	Fourth Amendment dated as of October 31, 2005 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003

14	AmerisourceBergen Corporation Code of Ethics for Designated Senior Officers (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

A	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

Date: December 9, 2005	By:	/s/ R. DAVID YOST
R. David Yost
Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 9, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ R. DAVID YOST R. David Yost	Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL D. DICANDILO Michael D. DiCandilo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ KURT J. HILZINGER Kurt J. Hilzinger	President, Chief Operating Officer and Director

/s/ TIM G. GUTTMAN Tim G. Guttman	Vice President, Corporate Controller

/s/ JAMES R. MELLOR James R. Mellor	Director and Chairman

/s/ RODNEY H. BRADY Rodney H. Brady	Director

/s/ CHARLES H. COTROS Charles H. Cotros	Director

/s/ RICHARD C. GOZON Richard C. Gozon	Director

/s/ EDWARD E. HAGENLOCKER Edward E. Hagenlocker	Director

/s/ JANE E. HENNEY, M.D. Jane E. Henney, M.D.	Director

/s/ HENRY W. MCGEE Henry W. McGee	Director

/s/ J. LAWRENCE WILSON J. Lawrence Wilson	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions			Deductions- Describe (3)	Balance at End of Period
Description		Charged to Costs and Expenses (1)	Charged to Other Accounts
Year Ended September 30, 2005
Allowance for doubtful accounts	$147,564	$33,379	$—		$(40,807)	$140,136

Year Ended September 30, 2004
Allowance for doubtful accounts	$191,744	$(10,279)	$50	(2)	$(33,951)	$147,564

Year Ended September 30, 2003
Allowance for doubtful accounts	$181,432	$46,012	$5,193	(2)	$(40,893)	$191,744

(1)	Represents the provision for doubtful receivables.

(2)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)	Represents accounts written off during year, net of recoveries.

S-1