Form 10-Q
period 2005-12-31
AMERISOURCEBERGEN CORP
filed 2006-02-09
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

(610) 727-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐    No  ☒

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2006 was 209,019,273.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,506,088	$1,315,683
Accounts receivable, less allowances for returns and doubtful accounts:
$429,720 at December 31, 2005 and $420,538 at September 30, 2005	2,663,779	2,640,646
Merchandise inventories	4,972,288	4,003,690
Prepaid expenses and other	24,305	27,673

Total current assets	9,166,460	7,987,692

Property and equipment, at cost:
Land	43,475	43,676
Buildings and improvements	266,110	267,847
Machinery, equipment and other	485,429	484,671

Total property and equipment	795,014	796,194
Less accumulated depreciation	297,035	281,436

Property and equipment, net	497,979	514,758

Other assets:
Goodwill	2,460,624	2,431,568
Intangibles, deferred charges and other	450,815	447,156

Total other assets	2,911,439	2,878,724

TOTAL ASSETS	$12,575,878	$11,381,174

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	December 31, 2005	September 30, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,307,065	$5,292,253
Accrued expenses and other	321,789	335,650
Current portion of long-term debt	1,243	1,232
Accrued income taxes	94,015	52,093
Deferred income taxes	381,995	370,868

Total current liabilities	7,106,107	6,052,096

Long-term debt, net of current portion	1,051,433	951,479
Other liabilities	98,625	97,242

Stockholders’ equity:
Common stock, $.01 par value—authorized: 300,000,000 shares; issued and outstanding: 232,331,606 shares and 208,464,712 shares at December 31, 2005, respectively, and 231,286,652 shares and 209,752,840 shares at September 30, 2005, respectively	2,323	2,312
Additional paid-in capital	3,350,335	3,314,060
Retained earnings	1,696,148	1,604,093
Accumulated other comprehensive loss	(24,877)	(24,814)
Treasury stock, at cost: 23,866,894 shares at December 31, 2005 and 21,533,812 shares at September 30, 2005	(704,216)	(615,294)

Total stockholders’ equity	4,319,713	4,280,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,575,878	$11,381,174

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2005	2004
Operating revenue	$13,535,854	$12,202,109
Bulk deliveries to customer warehouses	1,117,293	1,434,727

Total revenue	14,653,147	13,636,836
Cost of goods sold	14,124,769	13,182,244

Gross profit	528,378	454,592
Operating expenses:
Distribution, selling and administrative	331,859	294,825
Depreciation	18,558	17,993
Amortization	2,529	2,556
Facility consolidations, employee severance and other	8,827	5,133

Operating income	166,605	134,085
Other loss (income)	783	(1,058)
Interest expense, net	6,512	22,078
Loss on early retirement of debt	—	1,015

Income from continuing operations before income taxes and cumulative effect of change in accounting	159,310	112,050
Income taxes	61,334	43,027

Income from continuing operations before cumulative effect of change in accounting	97,976	69,023
Loss from discontinued operations, net of tax (Note 3)	709	7,905
Cumulative effect of change in accounting, net of tax of $6,341 (Note 1)	—	10,172

Net income	$97,267	$50,946

Earnings per share:
Basic earnings per share:
Continuing operations	$0.47	$0.33
Discontinued operations	—	(0.04)
Cumulative effect of change in accounting	—	(0.05)

Net income	$0.47	$0.24

Diluted earnings per share:
Continuing operations	$0.47	$0.32
Discontinued operations	—	(0.04)
Cumulative effect of change in accounting	—	(0.05)
Rounding	(0.01)	0.01

Net income	$0.46	$0.24

Weighted average common shares outstanding:
Basic	208,250	211,122
Diluted	210,349	223,214
Cash dividends declared per share of common stock	$0.025	$0.0125

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
(in thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$97,267	$50,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	20,222	18,881
Amortization, including amounts charged to interest expense	3,472	4,590
Provision (benefit) on accounts receivable	12,172	(351)
Other loss (income)	783	(1,058)
Provision for deferred income taxes	12,714	18,649
Employee stock compensation	2,677	199
(Gain) loss on disposal of property and equipment	(972)	19
Loss on early retirement of debt	—	1,015
Loss on sales of discontinued operations	1,153	9,742
Cumulative effect of change in accounting, net of tax	—	10,172
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	18,860	53,098
Merchandise inventories	(930,037)	(60,405)
Prepaid expenses and other assets	1,736	6,189
Accounts payable, accrued expenses and income taxes	990,330	12,419
Other	130	(1,372)

NET CASH PROVIDED BY OPERATING ACTIVITIES	230,507	122,733

INVESTING ACTIVITIES
Capital expenditures	(27,913)	(79,182)
Cost of acquired companies, net of cash acquired	(81,119)	(786)
Proceeds from sale-leaseback transactions	28,143	20,732
Proceeds from sale of discontinued operations	—	3,560
Proceeds from sales of property and equipment	1,868	23

NET CASH USED IN INVESTING ACTIVITIES	(79,021)	(55,653)

FINANCING ACTIVITIES
Net borrowings under revolving credit facility	99,739	—
Long-term debt repayments	—	(180,000)
Purchases of common stock	(88,922)	(253,191)
Exercise of stock options, including excess tax benefit	33,607	30,084
Cash dividends on common stock	(5,210)	(2,628)
Deferred financing costs and other	(295)	(3,149)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,919	(408,884)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	190,405	(341,804)
Cash and cash equivalents at beginning of period	1,315,683	871,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,506,088	$529,539

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2005 and the results of operations and cash flows for the interim periods ended December 31, 2005 and 2004 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

On December 28, 2005, the Company effected a two-for-one stock split of its outstanding shares of common stock in the form of a 100% stock dividend to stockholders of record at the close of business on December 13, 2005. All applicable share and per-share amounts in the consolidated financial statements and related disclosures have been retroactively adjusted to reflect this stock split.

Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

Change in Accounting Method

During fiscal 2005, the Company changed its method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. The Company previously recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. The Company now records cash discounts as a component of inventory cost and recognizes such discounts as a reduction of cost of goods sold upon the sale of the inventory. The Company’s operating results for the three months ended December 31, 2004 included a $10.2 million charge for the cumulative effect of change in accounting (net of tax of $6.3 million) and a $3.3 million charge, net of tax, to incorporate the effect of the change in accounting in the first quarter of fiscal 2005.

Recently Issued Financial Accounting Standard

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to September 30, 2005 over their requisite service periods. During the three months ended December 31, 2005, the Company recorded $2.7 million of share-based compensation expense. Previous periods have not been restated. (See Note 8 for further details).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2. Acquisition

In October 2005, the Company acquired Trent Drugs (Wholesale) Ltd (“Trent”), one of the largest national pharmaceutical distributors in Canada for a purchase price of $81.1 million, which included the payment of Trent debt of $41.3 million at closing. The purchase price is subject to a working capital adjustment. The acquisition of Trent provides the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. In the twelve months ended September 30, 2005, Trent’s operating revenues were approximately $500 million. In January 2006, the Company changed the name of Trent to AmerisourceBergen Canada Corporation. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $29.4 million, which was allocated to goodwill. The significant tangible assets acquired were accounts receivable and merchandise inventories totaling $55.7 million and $36.5 million, respectively. Accounts payable and accrued liabilities assumed totaled $53.9 million. Intangible assets of $7.4 million consisting of customer relationships will be amortized over their weighted average life of 7 years.

Note 3. Discontinued Operations

In July 2005, the Company sold substantially all of the assets of Bridge Medical, Inc. (“Bridge”), a component of the Company’s Pharmaceutical Distribution reportable segment, for $11.0 million. During fiscal 2005, the Company recorded an estimated loss on the sale of the business of $4.6 million, net of tax. In December 2004, the Company sold Rita Ann Distributors (“Rita Ann”), a component of its Pharmaceutical Distribution reportable segment, for $3.6 million. During fiscal 2005, the Company recorded an estimated loss on the sale of Rita Ann of $6.5 million, net of tax. During the three months ended December 31, 2005, the Company recorded an additional loss of $0.7 million, net of tax, relating to the sales of Bridge and Rita Ann.

Operating revenue and loss before income taxes of Bridge and Rita Ann, in the aggregate, were $9.5 million and $2.8 million during the three months ended December 31, 2004.

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2005 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2005	$2,167,922	$263,646	$2,431,568
Goodwill recognized in the connection with the Trent acquisition	29,370	—	29,370
Other	(314)	—	(314)

Goodwill at December 31, 2005	$2,196,978	$263,646	$2,460,624

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	December 31, 2005			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangibles—trade names	$254,782	$—	$254,782	$254,782	$—	$254,782
Amortized intangibles—customer lists and other	80,955	(31,274)	49,681	75,504	(29,188)	46,316

Total other intangible assets	$335,737	$(31,274)	$304,463	$330,286	$(29,188)	$301,098

Amortization expense for other intangible assets was $2.5 million and $2.6 million in the three months ended December 31, 2005 and 2004, respectively. Amortization expense for other intangible assets is estimated to be $10.8 million in fiscal 2006, $9.7 million in fiscal 2007, $5.7 million in fiscal 2008, $4.1 million in fiscal 2009, $4.1 million in fiscal 2010, and $18.0 million thereafter.

Note 5. Debt

Debt consisted of the following (in thousands):

	December 31, 2005	September 30, 2005
Blanco revolving credit facility at 5.07% and 4.53%, respectively, due 2006	$55,000	$55,000
AmerisourceBergen securitization financing due 2007	—	—
Senior revolving credit facility due 2009	—	—
Canadian credit facility at 3.95% due 2009	100,153	—
$400,000, 5 5/8% senior notes due 2012	398,069	398,010
$500,000, 5 7/8% senior notes due 2015	497,555	497,508
Other	1,899	2,193

Total debt	1,052,676	952,711
Less current portion	1,243	1,232

Total, net of current portion	$1,051,433	$951,479

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent and borrowed approximately C$92 million to complete the transaction. Interest on borrowings under the Canadian Credit Facility accrues at specific rates based on the Company’s debt rating (0.675% over LIBOR or Bankers’ Acceptance Stamping Fee Spread at December 31, 2005). The Company will pay quarterly facility fees to maintain the availability under the Canadian Credit Facility at specific rates based on the Company’s debt rating (0.20% at December 31, 2005). The Company may choose to repay or reduce its commitments under the Canadian Credit Facility at any time. The Canadian Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charge coverage ratio.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Blanco revolving credit facility is not classified in the current portion of long-term debt in the accompanying consolidated balance sheet at December 31, 2005 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco revolving credit facility are guaranteed by the Company. The facility expires in April 2006 and borrowings under the facility will bear interest at LIBOR plus 90 basis points.

In December 2004, the Company redeemed its 5% convertible subordinated notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date of January 3, 2005. The noteholders were given the option to accept cash or convert the notes to common stock of the Company. The notes were convertible into 11,327,460 shares of common stock, which translated to a conversion ratio of 37.7582 shares of common stock for each $1,000 principal amount of notes. In connection with the redemption, the Company issued 11,326,288 shares of common stock from treasury to noteholders to redeem substantially all of the notes and paid $31,000 to redeem the remaining notes.

During the three months ended December 31, 2004, the Company recorded a $1.0 million loss resulting from the early retirement of its previously existing senior credit agreement.

Note 6. Stockholders’ Equity and Earnings Per Share

On November 15, 2005, the Company’s board of directors declared a 100% increase in the quarterly dividend rate to $0.05 per common share from $0.025 per common share, which was paid on December 12, 2005 to stockholders of record as of close of business on November 25, 2005. Additionally, the Company declared a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005. Subsequent quarterly cash dividends will be adjusted to reflect the two-for-one stock split.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. During the three months ended December 31, 2005, the Company purchased 2.3 million shares of common stock for a total of $88.9 million. As of December 31, 2005, the Company had $661.1 million of availability remaining under the share repurchase program.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods plus the dilutive effect of stock options. Additionally, the diluted calculations for the three months ended December 31, 2004 consider the 5% convertible subordinated notes as if converted during the period that the notes were outstanding and, therefore, the after-tax effect of interest expense related to these notes is added back to income from continuing operations in determining income from continuing operations available to common stockholders for the period that the notes were outstanding. On January 3, 2005, the Company completed the redemption of the 5% convertible subordinated notes (see Note 5 for further details). As a result, no amounts were added back to income from continuing operations for the after-tax effect of interest expense for the three months ended December 31, 2005, as the notes were not outstanding during the period.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three months ended December 31,
(in thousands)	2005	2004
Income from continuing operations before cumulative effect of change in accounting	$97,976	$69,023
Interest expense—convertible subordinated notes, net of income taxes	—	2,511

Income from continuing operations available to common stockholders	$97,976	$71,534

Weighted average common shares outstanding - basic	208,250	211,122
Effect of dilutive securities:
Options to purchase common stock	2,099	846
Convertible subordinated notes	—	11,246

Weighted average common shares outstanding - diluted	210,349	223,214

Note 7. Defined Benefit Plans

The Company recorded pension expense of $1.9 million for the three months ended December 31, 2005 and 2004. The Company recorded postretirement benefit expense of $0.2 million for the three months ended December 31, 2005 and 2004. The Company contributed $1.2 million and $1.5 million to its funded plans during the three months ended December 31, 2005 and 2004, respectively.

Note 8. Stock Compensation Plans

The Company has a number of stock-related compensation plans, including stock option, employee stock purchase and restricted stock plans, which are described in Note 9 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Through September 30, 2005, the Company accounted for its stock option and employee stock purchase plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. As previously noted, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to September 30, 2005 over their requisite service periods.

SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow ($4.3 million for the three months ended December 31, 2005) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

Employee options generally vest over a four-year service period and non-employee director options generally vest over a three-year service period. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to all of the fiscal 2006 option grants and the calendar 2005 option grants were estimated using a binomial option pricing model. The fair values relating to all options granted prior to calendar 2005 were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of these awards.

The following assumptions were used to estimate the fair values of options granted:

	Three months ended December 31,
	2005	2004
Weighted average risk-free interest rate	4.11%	3.52%
Expected dividend yield	0.17%	0.14%
Weighted average volatility factor of the expected market price of the Company’s common stock	27.92%	33.22%
Weighted average expected life of the options	4.50 years	5.00 years
Expected forfeiture rate	5.00%	—

Restricted shares generally vest in full after three years. The fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years.

During the three months ended December 31, 2005, the Company recorded $2.7 million of share-based compensation expense. Total share-based compensation expense was comprised of stock option expense of $2.2 million, employee stock purchase plan expense of $0.3 million and restricted stock expense of $0.2 million. The Company estimates it will record share-based compensation expense of approximately $14 million in fiscal 2006. This estimate may be impacted by potential changes to the structure of the Company’s share-based compensation plans which could impact the number of stock options granted in fiscal 2006, changes in valuation assumptions, and changes in the market price of the Company’s common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2006 may differ from the Company’s current estimate.

The following table illustrates the impact of share-based compensation on reported amounts:

	Three months ended December 31, 2005
(in thousands, except per share data)	As Reported	Impact of Share-Based Compensation
Operating income	$166,605	$2,677
Income from continuing operations	$97,976	$1,646
Net income	$97,267	$1,646

Earnings per share:
Basic	$0.47	$0.01

Diluted	$0.46	$0.01

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

A summary of the Company’s stock option activity and related information for its option plans for the three months ended December 31, 2005 was as follows:

	Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at September 30, 2005	16,123	$29
Granted	17	38
Exercised	(1,033)	28
Forfeited	(57)	29

Outstanding at December 31, 2005	15,050	$29	7 years	$181,441

Exercisable at December 31, 2005	10,856	$29	6 years	$137,831

The weighted average fair value of stock options granted during the three months ended December 31, 2005 and 2004 was $10.23 and $9.70, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2005 and changes during the three months ended December 31, 2005, is presented below:

	Options (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	4,200	$8
Granted	17	10
Vested	(9)	10
Forfeited	(14)	5

Nonvested at December 31, 2005	4,194	$8

Expected future compensation expense relating to the 4.2 million nonvested options outstanding as of December 31, 2005 is $27.2 million.

There are 67 thousand nonvested restricted shares outstanding as of December 31, 2005. Expected future compensation expense on these shares is $1.1 million.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

For purposes of pro forma disclosures, the estimated fair value of the stock options and shares under the employee stock purchase plan are amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

(in thousands, except per share data)	Three months ended December 31, 2004
Net income, as reported	$50,946
Add: Stock-related compensation expense included in reported net income, net of income taxes	206
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(469)

Pro forma net income	$50,683

Earnings per share:
Basic, as reported	$0.24

Basic, pro forma	$0.24

Diluted, as reported	$0.24

Diluted, pro forma	$0.24

The diluted earnings per share calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

Note 9. Facility Consolidations, Employee Severance and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network numbering in the mid-20’s within the next two years and to have successfully completed the outsourcing of such information technology activities by the end of fiscal 2006. The plan includes building six new facilities (five of which were operational as of December 31, 2005) and closing facilities (26 of which have been closed through December 31, 2005). The sixth new facility is scheduled to open during fiscal 2006. The Company anticipates closing six facilities during fiscal 2006, thereby reducing the Company’s total number of distribution facilities to 28 by the end of the fiscal year.

During the three months ended December 31, 2005, the Company closed three distribution facilities. During the three months ended December 31, 2005, the Company recorded $2.2 million of employee severance and lease cancellation costs primarily related to the fiscal 2006 facility closures and the elimination of duplicative administrative functions and $6.6 million of transition costs associated with the outsourcing of information technology activities.

As of December 31, 2005, approximately 130 employees had received termination notices as a result of the fiscal 2006 facility closures and the elimination of duplicative administrative functions, of which substantially all have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table displays the activity in accrued expenses and other from September 30, 2005 to December 31, 2005 related to the integration plan discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2005	$5,236	$7,083	$12,319
Expense recorded during the period	3,253	5,574	8,827
Payments made during the period	(1,740)	(3,068)	(4,808)

Balance as of December 31, 2005	$6,749	$9,589	$16,338

Note 10. Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including the matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

Stockholder Derivative Lawsuit

The Company was named as a nominal defendant in a stockholder derivative action on behalf of the Company under Delaware law that was filed in March 2004 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action were all of the individuals who were serving as directors of the Company prior to the date of filing of the action and certain current and former officers of the Company and its predecessors. The derivative action alleged, among other things, breach of fiduciary duty, abuse of control and gross mismanagement against all the individual defendants. It further alleged, among other things, waste of corporate assets, unjust enrichment and usurpation of corporate opportunity against certain of the individual defendants. The derivative action sought compensatory and punitive damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. On January 31, 2005, the District Court granted the defendants’ motion to dismiss the entire action without prejudice. The derivative plaintiff subsequently, filed a complaint in the Delaware Chancery Court seeking to compel inspection of certain of the Company’s books and records. On November 30, 2005, the Delaware Chancery Court denied the plaintiff’s request to inspect the Company’s books and records. The plaintiff did not take an appeal from that order within the time permitted under the applicable rules. On January 4, 2006, the District Court ordered that the derivative action be dismissed with prejudice. The plaintiff has not taken an appeal from that order, and the time to take an appeal has now expired.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11. Antitrust Litigation Settlements

During the three months ended December 31, 2005 and 2004, the Company recognized gains of $18.0 million and $18.8 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions of cost of goods sold in the Company’s consolidated statements of operations for the three months ended December 31, 2005 and 2004.

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

The following tables present reportable segment information for the three months ended December 31 (in thousands):

	Revenue
Three months ended December 31,	2005	2004
Pharmaceutical Distribution	$13,348,153	$12,041,768
PharMerica	409,258	385,621
Intersegment eliminations	(221,557)	(225,280)

Operating revenue	13,535,854	12,202,109

Bulk deliveries to customer warehouses	1,117,293	1,434,727

Total revenue	$14,653,147	$13,636,836

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Operating Income
Three months ended December 31,	2005	2004
Pharmaceutical Distribution	$138,876	$96,871
PharMerica	18,507	23,522
Facility consolidations, employee severance and other	(8,827)	(5,133)
Gain on antitrust litigation settlements	18,049	18,825

Operating income	166,605	134,085
Other loss (income)	783	(1,058)
Interest expense, net	6,512	22,078
Loss on early retirement of debt	—	1,015

Income from continuing operations before income taxes and cumulative effect of change in accounting	$159,310	$112,050

Segment operating income is evaluated before other loss (income); interest expense, net; loss on early retirement of debt; facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses are allocated to the two reportable segments.

Note 13. Subsequent Event

On February 8, 2006, the Company acquired Network for Medical Communications & Research, LLC (“NMCR”), a privately held provider of physician accredited continuing medical education (“CME”) and analytical research for the oncology market, for a purchase price of approximately $90 million. The purchase price is subject to a working capital adjustment. The acquisition of NMCR will expand ABSG’s presence in its market-leading oncology distribution and services businesses. The CME business of NMCR will complement ABSG’s Imedex accredited CME business. In the twelve months ended December 31, 2005, NMCR’s operating revenues were approximately $38 million.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the 2012 Notes and the 2015 Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2012 Notes and the 2015 Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2005 and September 30, 2005 and the related statements of operations and cash flows for the three months ended December 31, 2005 and 2004.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,361,960	$99,465	$44,663	$—	$1,506,088
Accounts receivable, net	2,053	557,332	2,104,394	—	2,663,779
Merchandise inventories	—	4,884,068	88,220	—	4,972,288
Prepaid expenses and other	167	22,790	1,348	—	24,305

Total current assets	1,364,180	5,563,655	2,238,625	—	9,166,460

Property and equipment, net	—	494,757	3,222	—	497,979
Goodwill	—	2,428,021	32,603	—	2,460,624
Intangibles, deferred charges and other	19,281	422,772	8,762	—	450,815
Intercompany investments and advances	3,590,232	3,035,008	(1,826,275)	(4,798,965)	—

Total assets	$4,973,693	$11,944,213	$456,937	$(4,798,965)	$12,575,878

Current liabilities:
Accounts payable	$—	$6,217,140	$89,925	$—	$6,307,065
Accrued expenses and other	(241,643)	651,276	6,171	—	415,804
Current portion of long-term debt	—	1,243	—	—	1,243
Deferred income taxes	—	383,347	(1,352)	—	381,995

Total current liabilities	(241,643)	7,253,006	94,744	—	7,106,107

Long-term debt, net of current portion	895,623	480	155,330	—	1,051,433
Other liabilities	—	98,625	—	—	98,625

Stockholders’ equity	4,319,713	4,592,102	206,863	(4,798,965)	4,319,713

Total liabilities and stockholders’ equity	$4,973,693	$11,944,213	$456,937	$(4,798,965)	$12,575,878

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$13,312,192	$223,662	$—	$13,535,854
Bulk deliveries to customer warehouses	—	1,117,289	4	—	1,117,293

Total revenue	—	14,429,481	223,666	—	14,653,147
Cost of goods sold	—	13,911,783	212,986	—	14,124,769

Gross profit	—	517,698	10,680	—	528,378
Operating expenses:
Distribution, selling and administrative	—	346,085	(14,226)	—	331,859
Depreciation	—	18,016	542	—	18,558
Amortization	—	2,511	18	—	2,529
Facility consolidations, employee severance and other	—	8,827	—	—	8,827

Operating income	—	142,259	24,346	—	166,605
Other loss	—	411	372	—	783
Interest expense, net	1,059	(23,260)	28,713	—	6,512

Income from continuing operations before taxes and equity in earnings of subsidiaries	(1,059)	165,108	(4,739)	—	159,310
Income taxes	(408)	63,567	(1,825)	—	61,334
Equity in earnings of subsidiaries	97,918	—	—	(97,918)	—
Income from continuing operations	97,267	101,541	(2,914)	(97,918)	97,976
Loss from discontinued operations	—	709	—	—	709

Net income	$97,267	$100,832	$(2,914)	$(97,918)	$97,267

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,108,172	$93,937	$—	$12,202,109
Bulk deliveries to customer warehouses	—	1,434,718	9	—	1,434,727

Total revenue	—	13,542,890	93,946	—	13,636,836
Cost of goods sold	—	13,093,788	88,456	—	13,182,244

Gross profit	—	449,102	5,490	—	454,592
Operating expenses:
Distribution, selling and administrative	—	311,001	(16,176)	—	294,825
Depreciation	—	17,944	49	—	17,993
Amortization	—	2,538	18	—	2,556
Facility consolidations, employee severance and other	—	5,133	—	—	5,133

Operating income	—	112,486	21,599	—	134,085
Other income	—	(1,058)	—	—	(1,058)
Interest (income) expense	(4,952)	14,814	12,216	—	22,078
Loss on early retirement of debt	1,015	—	—	—	1,015

Income from continuing operations before taxes and equity in earnings of subsidiaries	3,937	98,730	9,383	—	112,050
Income taxes	1,512	37,912	3,603	—	43,027
Equity in earnings of subsidiaries	48,521	—	—	(48,521)	—

Income from continuing operations	50,946	60,818	5,780	(48,521)	69,023
Loss from discontinued operations	—	7,905	—	—	7,905
Cumulative effect of change in accounting	—	10,094	78	—	10,172

Net income	$50,946	$42,819	$5,702	$(48,521)	$50,946

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$97,267	$100,832	$(2,914)	$(97,918)	$97,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(87,238)	139,051	(16,491)	97,918	133,240

Net cash provided by (used in) operating activities	10,029	239,883	(19,405)	—	230,507

Capital expenditures	—	(27,913)	—	—	(27,913)
Cost of acquired companies, net of cash acquired	—	—	(81,119)	—	(81,119)
Proceeds from sale-leaseback transactions	—	28,143	—	—	28,143
Proceeds from the sales of property and equipment	—	1,868	—	—	1,868

Net cash provided by (used in) investing activities	—	2,098	(81,119)	—	(79,021)

Net borrowings under revolving credit facility	—	—	99,739	—	99,739
Purchases of common stock	(88,922)	—	—	—	(88,922)
Exercise of stock options, including excess tax benefit	33,607	—	—	—	33,607
Cash dividends on common stock	(5,210)	—	—	—	(5,210)
Deferred financing costs and other	927	(1,198)	(24)	—	(295)
Intercompany investments and advances	196,032	(208,756)	12,724	—	—

Net cash provided by (used in) financing activities	136,434	(209,954)	112,439	—	38,919

Increase in cash and cash equivalents	146,463	32,027	11,915	—	190,405
Cash and cash equivalents at beginning of period	1,215,497	67,438	32,748	—	1,315,683

Cash and cash equivalents at end of period	$1,361,960	$99,465	$44,663	$—	$1,506,088

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$50,946	$42,741	$5,780	$(48,521)	$50,946
Adjustments to reconcile net income to net cash provided by operating activities	(39,931)	62,820	377	48,521	71,787

Net cash provided by operating activities	11,015	105,561	6,157	—	122,733

Capital expenditures	—	(79,182)	—	—	(79,182)
Cost of acquired companies, net of cash acquired	—	(786)	—	—	(786)
Proceeds from sale-leaseback transactions	—	20,732	—		20,732
Proceeds from sale of discontinued operations	—	3,560	—	—	3,560
Proceeds from sale of property and equipment	—	23	—	—	23

Net cash used in investing activities	—	(55,653)	—	—	(55,653)

Long-term debt repayments	(180,000)	—	—	—	(180,000)
Purchases of common stock	(253,191)	—	—	—	(253,191)
Exercise of stock options	30,084	—	—	—	30,084
Cash dividends on common stock	(2,628)	—	—	—	(2,628)
Deferred financing costs and other	(2,489)	(347)	(313)	—	(3,149)
Intercompany investments and advances	119,991	(106,957)	(13,034)	—	—

Net cash used in financing activities	(288,233)	(107,304)	(13,347)	—	(408,884)

Decrease in cash and cash equivalents	(277,218)	(57,396)	(7,190)	—	(341,804)
Cash and cash equivalents at beginning of period	754,745	82,174	34,424	—	871,343

Cash and cash equivalents at end of period	$477,527	$24,778	$27,234	$—	$529,539

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

In November 2005, the Company declared a two-for-one stock split of its outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005. All applicable share and per-share data in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to give effect to this stock split.

AmerisourceBergen Corporation (the “Company”) is a national pharmaceutical services company providing drug distribution and related healthcare services and solutions to its customers. The Company also provides pharmaceuticals to long-term care and workers’ compensation patients.

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. In October 2005, the Company acquired Trent Drugs (Wholesale) Ltd (“Trent”), one of the largest national pharmaceutical distributors in Canada. The acquisition of Trent provides the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. In January 2006, the Company changed the name of Trent to AmerisourceBergen Canada Corporation. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

Pharmaceutical Distribution

The Pharmaceutical Distribution reportable segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”) and the AmerisourceBergen Specialty and Packaging groups. The Pharmaceutical Distribution reportable segment is comprised of two operating segments: ABDC and AmerisourceBergen Specialty Group (“ABSG”). The ABDC operating segment includes the operations of the AmerisourceBergen Packaging Group. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes throughout the United States, Canada and Puerto Rico.

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

We have been continuing our efforts to shift our pharmaceutical distribution business to a fee-for-service model where we are compensated for the services we provide manufacturers versus one that is dependent upon manufacturer price increases. The fee-for-service model is intended to improve the efficiency of the supply channel and may establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. As of December 31, 2005, ABDC has signed fee-for-service agreements with a substantial majority of the large branded pharmaceutical manufacturers. During fiscal 2006, we expect that more the 75% of ABDC’s brand name manufacturer gross margin will not be contingent on manufacturer price increases.

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

ABSG’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by the U.S. Department of Health and Human Services (“HHS”) pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Modernization Act”), and that are scheduled to be implemented in the future, may have the effect of reducing the amount of and/or margins on medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since ABSG provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for ABSG. Although ABSG has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

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

The Company continues to evaluate the effect that the Medicare Modernization Act (“MMA”) will have on Long-Term Care’s business. This evaluation includes assessing the total compensation it receives for servicing patients covered by Medicare Part D under the MMA, effective January 1, 2006. Prior to January 1, 2006, the Long-Term Care business was compensated for servicing approximately 55% of these patients based on reimbursement rates previously established by Medicaid. Currently, the Company expects that its total compensation, including supplier rebates, in fiscal 2006 for servicing such patients under coverage provided by Medicare Part D will be less than the total compensation, including supplier rebates, it received in fiscal 2005 for those patients based on reimbursement rates previously established by Medicaid. In addition, the Centers for Medicare & Medicaid Services (CMS) of the Department of Health and Human Services recently has indicated that it is questioning whether long-term care pharmacies should be permitted to continue to receive access/performance rebates from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit. The elimination or reduction of manufacturer rebates, if not offset by other reimbursement, could have a further adverse affect on the Long-Term Care business. At this time, the future impact of the MMA on the Long-Term Care business cannot be determined.

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

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended December 31,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$13,348,153	$12,041,768	11%
PharMerica	409,258	385,621	6
Intersegment eliminations	(221,557)	(225,280)	2

Total	$13,535,854	$12,202,109	11%

	Operating Income Three Months Ended December 31,
(dollars in thousands)	2005	2004	Change
Pharmaceutical Distribution	$138,876	$96,871	43%
PharMerica	18,507	23,522	(21)
Facility consolidations, employee severance and other	(8,827)	(5,133)	(72)
Gain on antitrust litigation settlements	18,049	18,825	(4)

Total	$166,605	$134,085	24%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	2.97%	2.73%
Operating expenses	1.93%	1.93%
Operating income	1.04%	0.80%

PharMerica
Gross profit	27.80%	27.69%
Operating expenses	23.27%	21.59%
Operating income	4.52%	6.10%

AmerisourceBergen Corporation
Gross profit	3.90%	3.73%
Operating expenses	2.67%	2.63%
Operating income	1.23%	1.10%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended December 31, 2005 increased 11% to $13.5 billion from $12.2 billion in the prior-year quarter. This increase was due to increases in operating revenue in the Pharmaceutical Distribution and PharMerica segments.

Bulk deliveries for the quarter ended December 31, 2005 decreased 22% to $1.1 billion from $1.4 billion in the prior-year quarter due to a decrease in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Effective October 1, 2004, we changed our method of recognizing cash discounts and other related manufacturer incentives. ABDC previously recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. ABDC now records cash discounts as a component of inventory cost and recognizes such discounts as a reduction of cost of goods sold upon the sale of the inventory. We recorded a $10.2 million charge for the cumulative effect of change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the quarter ended December 31, 2004. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.05 for the quarter ended December 31, 2004. The accounting change was incorporated in our results of operations for the quarter ended December 31, 2004 and decreased earnings from continuing operations by $3.3 million, net of tax, and diluted earnings per share from continuing operations by $0.01.

Gross profit of $528.4 million in the quarter ended December 31, 2005 increased 16% from $454.6 million in the prior-year quarter. During the quarters ended December 31, 2005 and 2004, the Company recognized gains of $18.0 million and $18.8 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as reductions of cost of goods sold and contributed 3.4% and 4.1% of gross profit for the three months ended December 31, 2005 and 2004, respectively. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2005 was 3.90%, as compared to the prior-year percentage of 3.73%, a 17 basis point improvement. The increases in gross profit and gross profit percentage in comparison with the prior-year quarter reflects corresponding increases in the Pharmaceutical Distribution segment due to strong performance under our fee-for-service agreements, the growth of our generic programs and an increase in profits related to pharmaceutical price increases, which were less than expected in the prior-year quarter.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $352.9 million in the quarter ended December 31, 2005 reflects an increase of 12% compared to $315.4 million in the prior-year quarter. As a percentage of operating revenue, DSAD&A in the quarter ended December 31, 2005 was 2.61% compared to 2.58% in the prior-year quarter. The increase in the DSAD&A percentage from the prior-year was due to an increase in the PharMerica segment. The PharMerica segment DSAD&A increased by $12.0 million primarily due to an increase in bad debt expense of $8.9 million from a benefit of $3.5 million in the prior-year quarter to an expense of $5.4 million in the current-year quarter.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network numbering in the mid-20’s within the next two years and to have successfully completed the outsourcing of such information technology activities by the end of fiscal 2006. The plan includes building six new facilities (five of which were operational as of December 31, 2005) and closing facilities (26 of which have been closed through December 31, 2005). The sixth new facility is scheduled to open during fiscal 2006. The Company anticipates closing six facilities during fiscal 2006, thereby reducing the Company’s total number of distribution facilities to 28 by the end of the fiscal year.

During the three months ended December 31, 2005, the Company closed three distribution facilities. During the three months ended December 31, 2005, the Company recorded $2.2 million of employee severance and lease cancellation costs primarily related to the fiscal 2006 facility closures and the elimination of duplicative administrative functions and $6.6 million of transition costs associated with the outsourcing of information technology activities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of December 31, 2005, approximately 130 employees had received termination notices as a result of the fiscal 2006 facility closures and the elimination of duplicative administrative functions, of which substantially all have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

Operating income of $166.6 million for the quarter ended December 31, 2005 reflects an increase of 24% from $134.1 million in the prior-year quarter. The Company’s operating income as a percentage of operating revenue was 1.23% in the quarter ended December 31, 2005 in comparison to 1.10% in the prior-year quarter. The increase in operating income was primarily due to the increase in gross profit. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, increased operating income by $9.2 million in the quarter ended December 31, 2005 and contributed 7 basis points to the Company’s operating income as a percentage of operating revenue. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, increased operating income by $13.7 million in the prior-year quarter ended December 31, 2004 and contributed 11 basis points to the Company’s operating income as a percentage of operating revenue.

Interest expense, net, decreased 71% in the quarter ended December 31, 2005 to $6.5 million from $22.1 million in the prior-year quarter due to a reduction in net average borrowings. During the quarter ended December 31, 2005, the Company had an average cash position, net of borrowings, of $226 million, as compared to average borrowings, net of cash, of $767 million in the prior-year quarter. The reduction in average borrowings, net of cash, was achieved due to the Company’s strong cash flows generated from operations, including reduced merchandise inventories resulting from the aforementioned business model transition.

During the three months ended December 31, 2004, the Company recorded a $1.0 million loss resulting from the early retirement of its previously existing senior credit agreement.

Income tax expense of $61.3 million in the quarter ended December 31, 2005, reflects an effective tax rate of 38.5% and represents a slight increase from 38.4% in the prior-year quarter.

Income from continuing operations of $98.0 million for the quarter ended December 31, 2005 reflects an increase of 42% from $69.0 million in the prior-year quarter before the cumulative effect of the change in accounting. Diluted earnings per share from continuing operations of $0.47 in the quarter ended December 31, 2005 reflects an increase of 47% from $0.32 per share in the prior-year quarter before the cumulative effect of change in accounting. The gain on antitrust litigation settlements, less facility consolidations, employee severance and other, increased income from continuing operations by $5.7 million and increased diluted earnings per share from continuing operations by $0.03 for the quarter ended December 31, 2005. The gain on antitrust litigation settlements, less facility consolidations, employee severance and other, and the loss on early retirement of debt increased income from continuing operations by $7.8 million and increased diluted earnings per share from continuing operations by $0.03 for the quarter ended December 31, 2004.

Loss from discontinued operations of $0.7 million, net of tax, for the quarter ended December 31, 2005, relates to certain adjustments made by the Company in connection with the December 2004 sale of Rita Ann Distributors (“Rita Ann”) as well as the sale of substantially all of the assets of Bridge Medical, Inc. (“Bridge”) in July 2005. Loss from discontinued operations of $7.9 million, net of tax, for the quarter ended December 31, 2004, includes the $6.0 million loss, net of tax, incurred on the sale of Rita Ann and operating losses incurred in connection with the Rita Ann and Bridge businesses.

Net income of $97.3 million for the quarter ended December 31, 2005 reflects an increase of 91% from $50.9 million in the prior-year quarter. Diluted earnings per share of $0.46 for the quarter ended December 31, 2005, reflects an increase of 92% from $0.24 per share in the prior-year quarter. The increase in diluted earnings per share was larger than the increase in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources), net of the impact of stock option exercises.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $13.3 billion for the quarter ended December 31, 2005 increased 11% from $12.0 billion in the prior-year quarter. The acquisition of Trent contributed 1% of this operating revenue growth in the quarter ended December 31, 2005. The operating revenue growth of 11% was higher than the market growth rate, which was in the mid single-digits, and was driven by a few of our larger institutional customers, ABSG, and seasonal demand. During the quarter ended December 31, 2005, 59% of operating revenue was from sales to institutional customers and 41% was from sales to retail customers; this compares to a customer mix in the prior-year quarter of 55% institutional and 45% retail. In comparison with the prior-year results, sales to institutional customers increased 19% in the quarter primarily due to the continued above market growth of the specialty pharmaceutical business and the growth of sales to a few of our larger institutional customers. Sales to retail customers remained relatively flat compared to the prior-year quarter.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc., are expected to grow between 8% and 9% in 2006 and annually between 7% and 10% through 2009. Although our operating revenue grew by 11% in the quarter ended December 31, 2005, we expect that our annual growth rate will be between 7% and 9%, as some of the current quarter growth was driven by seasonal demand from a few of our larger institutional customers. Future operating revenue growth will continue to be affected by competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, changes in Federal government rules and regulations and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology, nephrology, and rheumatology. Additionally, the Specialty Group distributes vaccines, plasma and other blood products. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by HHS pursuant to the MMA, or that may be proposed or implemented in the future, may have the effect of reducing the amount of and/or margins on of medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since the Specialty Group provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for the Specialty Group. Although the Specialty Group has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

Pharmaceutical Distribution gross profit of $396.6 million in the quarter ended December 31, 2005 reflects an increase of 21% from $329.0 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2005 was 2.97%, as compared to 2.73% in the prior-year quarter, a 24 basis point improvement. The increase in gross profit was primarily due to our strong performance under our fee-for-service agreements, the growth of our generic programs, and an increase in profits related to pharmaceutical price increases, which were less than expected in the prior-year quarter.

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

Pharmaceutical Distribution operating expenses of $257.7 million in the quarter ended December 31, 2005 reflect an increase of 11% from $232.1 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the quarters ended December 31, 2005 and 2004 were each 1.93%. The operating expense percentage remained relatively flat as our investments made to strengthen our sales and marketing and information technology infrastructures in the three months ended December 31, 2005 were substantially offset by continued productivity gains achieved throughout the Company’s distribution network resulting from our Optimiz® program.

Pharmaceutical Distribution operating income of $138.9 million in the quarter ended December 31, 2005 reflects an increase of 43% from $96.9 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended December 31, 2005 was 1.04%, as compared to 0.80% in the prior-year quarter. The increase over the prior-year percentage was due primarily to the increase in gross profit.

PharMerica Segment Results

PharMerica operating revenue of $409.3 million for the quarter ended December 31, 2005 reflects an increase of 6% from $385.6 million in the prior-year quarter. PharMerica’s increase in operating revenue was due to increases in both the Long-Term Care and Workers’ Compensation businesses. The operating revenue growth rate in fiscal 2006 is expected to be in the mid-single digits. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented pursuant to the MMA as well as the implementation of the voluntary prescription drug benefit program for seniors thereunder) and the pharmaceutical inflation rate.

PharMerica gross profit of $113.8 million for the quarter ended December 31, 2005 reflects an increase of 7% from $106.8 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2005 was 27.80%, and was relatively flat compared to 27.69% in the prior-year quarter. Future gross profit will likely be impacted by industry competitive pressures and rates of reimbursement for services provided by both the Long-Term Care and Workers’ Compensation businesses, and rebate amounts from pharmaceutical manufacturers. Currently, the Company expects that its total compensation, including supplier rebates, in fiscal 2006 for servicing patients under coverage provided by Medicare Part D will be less than the total compensation, including supplier rebates, it received in fiscal 2005 based on reimbursement rates previously established by Medicaid.

PharMerica operating expenses of $95.2 million for the quarter ended December 31, 2005 increased 14% from $83.3 million in the prior-year quarter. As a percentage of operating revenue, operating expenses increased to 23.27% in the quarter ended December 31, 2005 from 21.59% in the prior-year quarter. The increase in PharMerica’s operating expenses was primarily due to an increase in bad debt expense of $8.9 million from a benefit of $3.5 million in the prior-year quarter to an expense of $5.4 million in the current year quarter. Additionally, increased costs were incurred by PharMerica during the quarter ended December 31, 2005 in preparation for Medicare Part D under the MMA, which is effective January 1, 2006.

PharMerica operating income of $18.5 million for the quarter ended December 31, 2005 decreased 21% from $23.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended December 31, 2005 was 4.52%, as compared to 6.10% in the prior-year quarter. The reduction was due to the aforementioned increase in the operating expense ratio. We believe PharMerica’s operating income margin in fiscal 2006 will be impacted by industry competitive pressures and the reduced total compensation it will receive for servicing patients covered by Medicare Part D under the MMA, as previously mentioned. As a result, we are currently estimating that PharMerica’s operating income as a percentage of operating revenue for the fiscal year ending September 30, 2006 will be between 4% and 5%.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at December 31, 2005, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,069	$—
$500,000, 5 7/8% senior notes due 2015	497,555	—
Other	1,899	—

Total fixed-rate debt	897,523	—

Variable-Rate Debt:
Blanco revolving credit facility due 2006	55,000	—
Canadian revolving credit facility due 2009	100,153	16,026
Senior revolving credit facility due 2009	—	689,315
Receivables securitization facility due 2007	—	700,000

Total variable-rate debt	155,153	1,405,341

Total debt, including current portion	$1,052,676	$1,405,341

The Company’s $1.6 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent and borrowed approximately C$92 million to complete the transaction. Subsequently, additional borrowings were made by Trent to financing its working capital requirements. Interest on borrowings under the Canadian Credit Facility accrues at specific rates based on the Company’s debt rating (0.675% over LIBOR or Bankers’ Acceptance Stamping Fee Spread at December 31, 2005). The Company will pay quarterly facility fees to maintain the availability under the Canadian Credit Facility at specific rates based on the Company’s debt rating (0.20% at December 31, 2005). The Company may choose to repay or reduce its commitments under the Canadian Credit Facility at any time. The Canadian Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charge coverage ratio.

In November 2005, Standard & Poor’s Ratings Services announced that it raised its corporate credit and senior unsecured debt ratings on the Company to ‘BBB-’ from ‘BB+’. As a result of the upgrade, a substantial number of covenants under the indenture governing its 5 5/8% senior notes due 2012 and 5 7/8% senior notes due 2015 were eliminated.

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. At December 31, 2005, the Company had approximately $897.5 million of fixed-rate debt with a weighted average interest rate of 5.8% and $155.2 million of variable-rate debt with a weighted average interest rate of 4.4%. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at December 31, 2005. For every $100 million of unhedged variable-rate debt outstanding, a 44 basis-point increase in interest rates (one-tenth of the average variable rate at December 31, 2005) would increase the Company’s annual interest expense by $0.44 million.

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

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,514,255	$110,352	$106,972	$205,056	$1,091,875
Operating Leases	281,168	69,268	103,203	59,500	49,197
Other Commitments	1,257,258	38,795	216,887	261,958	739,618

Total	$3,052,681	$218,415	$427,062	$526,514	$1,880,690

The $55 million Blanco revolving credit facility, which expires in April 2006, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2005 because the Company has the ability and intent to refinance it on a long-term basis.

In December 2004, the Company entered into a distribution agreement with an influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. We expect the manufacturer will receive FDA approval by the 2006/2007 influenza season; however, FDA approval may be received earlier. If the initial year of the purchase commitment begins in fiscal 2007, then the Company anticipates its purchase commitment for that year will approximate $66 million. The Company anticipates its total purchase commitment (assuming the commitment commences in fiscal 2007) will be approximately $1.1 billion. The influenza vaccine commitment is included in Other Commitments in the above table.

In fiscal 2005, the Company decided to outsource a significant portion of its corporate and ABDC information technology activities and entered into a ten-year commitment, effective July 1, 2005, with IBM Global Services, which will assume responsibility for performing the outsourced information technology activities following the completion of certain transition matters. The Company estimates that it will incur approximately $20 million to $25 million of transition costs in connection with this plan. These transition costs will include employee severance and other contract expenses. Through December 31, 2005, the Company has incurred approximately $19 million of these costs. The minimum commitment under the outsourcing arrangement is approximately $200 million (excluding the above-mentioned transition costs) over a ten-year period; however, the Company believes it will likely spend between $300 million and $400 million under the outsourcing arrangement to maintain and improve its information technology infrastructure during that period. The Company has included the minimum contractual commitment of $200 million in Other Commitments in the above table.

On February 8, 2006, the Company acquired Network for Medical Communications & Research, LLC (“NMCR”), a privately held provider of physician accredited continuing medical education (“CME”) and analytical research for the oncology market, for a purchase price of approximately $90 million. The purchase price is subject to a working capital adjustment. The acquisition of NMCR will expand ABSG’s presence in its market-leading oncology distribution and services businesses. The CME business of NMCR will complement

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ABSG’s Imedex accredited CME business. In the twelve months ended December 31, 2005, NMCR’s operating revenues were approximately $38 million. The purchase price of approximately $90 million is not included in Other Commitments in the above table.

During the three months ended December 31, 2005, the Company’s operating activities provided $230.5 million of cash as compared to $122.7 million in the prior-year quarter. Cash provided by operations during the three months ended December 31, 2005 was principally the result of net income of $97.3 million, non-cash items of $52.2 million, and an increase in accounts payable, accrued expenses and income taxes of $990.3 million, offset by an increase in merchandise inventories of $930.0 million. A significant increase in merchandise inventories and accounts payable occurred prior to December 31, 2005 due to seasonal demand and higher than expected manufacturer fulfillment rates during the holiday season, thereby growing our merchandise inventories to nearly $5.0 billion at December 31, 2005. This increase in merchandise inventories is expected to be temporary as we expect inventory levels to be in the range of $4.0 billion and $4.5 billion by the end of fiscal 2006. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 11.3 times in the three months ended December 31, 2005 from 8.8 times in the prior-year quarter. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other agreements, and a reduction in the number of distribution facilities. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 15.9 days in the three months ended December 31, 2005 from 15.1 days in the prior-year quarter. Approximately one-half of this increase was driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Average days sales outstanding for the PharMerica segment were 42.1 days in the three months ended December 31, 2005 compared to 38.3 days in the prior-year quarter. Operating cash uses during the three months ended December 31, 2005 included $1.0 million in interest payments and $1.3 million of income tax payments, net of refunds. The Company expects cash flow from operations in fiscal 2006 to be between $500 million and $600 million.

During the three months ended December 31, 2004, the Company’s operating activities provided $122.7 million of cash as compared to cash used of $454.4 million in the prior-year quarter. Cash provided by operations during the three months ended December 31, 2004 was principally the result of net income of $50.9 million, non-cash items of $61.9 million, a decrease in accounts receivable of $53.1 million offset partially by an increase in merchandise inventories of $60.4 million. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 8.8 times in the three months ended December 31, 2004 from 7.7 times in the prior-year quarter. The improvement was derived from lower average inventory levels due to an increase in the number of inventory management agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. Additionally, the Company’s change in accounting for customer returns in fiscal 2004 had the impact of reducing the inventory turnover rate by 0.5 times in the quarter ended December 31, 2004. Average days sales outstanding for the Pharmaceutical Distribution segment decreased to 15.1 days in the three months ended December 31, 2004 from 16.9 days in the prior-year quarter. The Company’s change in accounting for customer sales returns had the effect of decreasing average days sales outstanding for the three months ended December 31, 2004 by 2.1 days. Average days sales outstanding for the PharMerica segment were 38.3 days in the three months ended December 31, 2004 compared to 37.5 days in the prior-year quarter. Operating cash uses during the three months ended December 31, 2004 included $25.2 million in interest payments and $22.3 million of income tax payments, net of refunds.

Capital expenditures for the three months ended December 31, 2005 were $27.9 million and related principally to the construction of one of the new distribution facilities, information technology and warehouse automation. The Company estimates that it will spend approximately $125 million to $150 million for capital expenditures during fiscal 2006.

Capital expenditures for the quarter ended December 31, 2004 were $79.2 million and related principally to the construction of the new distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation.

During the quarter ended December 31, 2005, the Company acquired Trent, a Canadian pharmaceutical distributor for a purchase price of $81.1 million, which included the payment of debt of $41.3 million at closing. In connection with the acquisition of Trent, the Company entered into a C$135 million Canadian Credit Facility due December 2009 with a syndicate of lenders and borrowed approximately C$92 million against that facility to complete the transaction. Subsequently, Trent borrowed additional amounts from the Canadian Credit Facility to fund its operations.

Cash provided by investing activities in the three months ended December 31, 2005 included $28.1 million from two sale-leaseback transactions entered into by the Company with a financial institution.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-current availability to $750 million, and the total repurchase program to approximately $844 million. During the three months ended December 31, 2005, the Company purchased 2.3 million shares of common stock for a total of $88.9 million. As of December 31, 2005, the Company had $661.1 million of availability remaining under the share repurchase program.

During the quarter ended December 31, 2004, the Company repaid the remaining $180.0 million outstanding under its then existing term loan facility. Additionally, during the quarter ended December 31, 2004, the Company acquired $253.2 million of its common stock outstanding.

On November 15, 2005, the Company’s board of directors declared a 100% increase in the quarterly dividend rate to $0.05 per common share from $0.025 per common share, which was paid on December 12, 2005 to stockholders of record as of close of business on November 25, 2005. Subsequent quarterly cash dividends will be adjusted to reflect the Company’s two-for-one stock split. On February 9, 2006, the Company’s board of directors declared a cash dividend of $0.025 per share, and will be paid on March 6, 2006 to stockholders of record as of the close of business on February 20, 2006. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Recently Issued Financial Accounting Standard

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all options granted subsequent to September 30, 2005 over their requisite service periods. During the three months ended December 31, 2005, the Company recorded $2.7 million of share-based compensation expense. Previous periods have not been restated. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plan to consolidate its distribution network. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: competitive pressures; the loss of one or more key customer or supplier relationships; customer defaults or insolvencies; changes in customer mix;

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes; changes in U.S. government policies (including reimbursement changes arising from the Medicare Modernization Act); market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; success of the Pharmaceutical Distribution segment’s ability to transition its business model to fee-for-service; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar—Canadian dollar exchange rate; economic, business, competitive and/or regulatory developments in Canada; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; and other economic, business, competitive, legal, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act of 1934.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s most significant market risk is the effect of fluctuations in interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 above on page 30.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2005 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

During the fiscal quarter ended September 30, 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The outsourced services primarily include management of applications and hardware as well as systems design and development. The Company retains responsibility and authority for application selection, hardware selection, technology strategy and standards for technology use. Management has implemented, and has overseen the implementation by IBM Global Services of, controls over the outsourced activities that management believes were adequate to ensure that the outsourcing did not materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2005.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Note 10 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. Through June 30, 2005, the Company had purchased $94.2 million of its common stock under this program for a weighted average price of $65.50. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program by approximately $394 million, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. The increase in repurchase authority was subject to the completion of the tender and repurchase of the Company’s $500 million principal amount 8 1/8% senior notes due 2008 and $300 million principal amount 7 1/4% senior notes due 2012 and the offering and sale of $400 million principal amount 5 5/8% senior notes due 2012 and $500 million principal amount 5 7/8% senior notes due 2015 (collectively, the “Refinancing”). The Refinancing was completed in September 2005.

The following table sets forth the number of shares purchased and the average price paid per share during the quarter ended December 31, 2005, and the dollar value that may yet be purchased under this program as of December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the $844 Million Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the $844 Million Program
October 1 to October 31	1,381,018	$36.93	4,256,418	$699,001,159
November 1 to November 30	308,330	$38.49	4,564,748	687,133,645
December 1 to December 31	643,734	$40.42	5,208,482	661,112,984

Total	2,333,082	$38.10

ITEM 6.	Exhibits.

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

/s/ R. DAVID YOST
R. David Yost Chief Executive Officer

/s/ MICHAEL D. DICANDILO
Michael D. DiCandilo Executive Vice President and Chief Financial Officer

February 9, 2006