Form 10-Q
period 2006-03-31
AMERISOURCEBERGEN CORP
filed 2006-05-08
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2006 was 209,899,765.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,051,725	$966,553
Short-term investment securities available-for-sale	783,945	349,130
Accounts receivable, less allowances for returns and doubtful accounts:
$418,622 at March 31, 2006 and $420,538 at September 30, 2005	2,990,279	2,640,646
Merchandise inventories	4,353,870	4,003,690
Prepaid expenses and other	25,294	27,673

Total current assets	9,205,113	7,987,692

Property and equipment, at cost:
Land	43,082	43,676
Buildings and improvements	277,338	267,847
Machinery, equipment and other	510,464	484,671

Total property and equipment	830,884	796,194
Less accumulated depreciation	306,543	281,436

Property and equipment, net	524,341	514,758

Other assets:
Goodwill	2,565,457	2,431,568
Intangibles, deferred charges and other	486,657	447,156

Total other assets	3,052,114	2,878,724

TOTAL ASSETS	$12,781,568	$11,381,174

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	March 31, 2006	September 30, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,319,118	$5,292,253
Accrued expenses and other	331,322	335,650
Current portion of long-term debt	3,043	1,232
Accrued income taxes	79,127	52,093
Deferred income taxes	399,843	370,868

Total current liabilities	7,132,453	6,052,096

Long-term debt, net of current portion	1,077,533	951,479
Other liabilities	104,990	97,242

Stockholders’ equity:
Common stock, $.01 par value—authorized, issued and outstanding: 600,000,000 shares, 234,361,952 shares and 209,488,458 shares at March 31, 2006, respectively, and 300,000,000 shares, 231,286,652 shares and 209,752,840 shares at September 30, 2005, respectively	2,344	2,312
Additional paid-in capital	3,417,446	3,314,060
Retained earnings	1,819,895	1,604,093
Accumulated other comprehensive loss	(25,573)	(24,814)
Treasury stock, at cost: 24,873,494 shares at March 31, 2006 and 21,533,812 shares at September 30, 2005	(747,520)	(615,294)

Total stockholders’ equity	4,466,592	4,280,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,781,568	$11,381,174

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Operating revenue	$14,049,175	$12,241,739	$27,585,029	$24,443,848
Bulk deliveries to customer warehouses	1,171,504	948,428	2,288,797	2,383,155

Total revenue	15,220,679	13,190,167	29,873,826	26,827,003
Cost of goods sold	14,659,916	12,688,417	28,784,685	25,870,661

Gross profit	560,763	501,750	1,089,141	956,342
Operating expenses:
Distribution, selling and administrative	339,113	295,246	670,972	590,071
Depreciation	16,951	17,580	35,509	35,573
Amortization	3,198	2,572	5,727	5,128
Facility consolidations, employee severance, and other	3,577	1,837	12,404	6,970
Impairment charge	—	5,259	—	5,259

Operating income	197,924	179,256	364,529	313,341
Other income	(5,826)	(383)	(5,043)	(1,441)
Interest expense, net	7,344	14,519	13,856	36,597
Loss on early retirement of debt	—	—	—	1,015

Income from continuing operations before income taxes and cumulative effect of change in accounting	196,406	165,120	355,716	277,170
Income taxes	67,816	63,407	129,150	106,434

Income from continuing operations before cumulative effect of change in accounting	128,590	101,713	226,566	170,736
(Income) loss from discontinued operations, net of tax (Note 3)	(411)	2,291	298	10,196
Cumulative effect of change in accounting, net of tax of $6,341 (Note 1)	—	—	—	10,172

Net income	$129,001	$99,422	$226,268	$150,368

Earnings per share:
Basic earnings per share:
Continuing operations	$0.62	$0.46	$1.09	$0.79
Discontinued operations	—	(0.01)	—	(0.05)
Cumulative effect of change in accounting	—	—	—	(0.05)
Rounding	—	—	—	0.01

Net income	$0.62	$0.45	$1.09	$0.70

Diluted earnings per share:
Continuing operations	$0.61	$0.46	$1.08	$0.78
Discontinued operations	—	(0.01)	—	(0.05)
Cumulative effect of change in accounting	—	—	—	(0.05)
Rounding	—	—	(0.01)	0.01

Net income	$0.61	$0.45	$1.07	$0.69

Weighted average common shares outstanding:
Basic	208,050	219,290	208,160	215,168
Diluted	210,771	220,468	210,570	221,864

Cash dividends declared per share of common stock	$0.025	$0.0125	$0.05	$0.025

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
(in thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$226,268	$150,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	39,263	38,165
Amortization, including amounts charged to interest expense	7,660	8,628
Provision on accounts receivable	24,472	1,955
Provision for deferred income taxes	33,760	16,663
Employee stock compensation	6,649	578
Other (income) loss	(5,043)	3,818
(Gain) loss on disposal of property and equipment	(792)	495
Loss on early retirement of debt	—	1,015
Loss on sale of discontinued operations	468	10,549
Cumulative effect of change in accounting, net of tax	—	10,172
Other	(472)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(293,448)	(183,994)
Merchandise inventories	(305,167)	461,962
Prepaid expenses and other assets	(5,162)	9,462
Accounts payable, accrued expenses and income taxes	975,078	664,777
Other	(896)	(1,607)

NET CASH PROVIDED BY OPERATING ACTIVITIES	702,638	1,193,006

INVESTING ACTIVITIES
Capital expenditures	(60,149)	(123,246)
Cost of acquired companies, net of cash acquired, and other	(238,427)	(588)
Proceeds from sale-leaseback transactions	28,143	20,732
Proceeds from sale of property and equipment	2,199	—
Proceeds from sale of equity investment and eminent domain settlement	7,582	—
Proceeds from sale of discontinued operations	—	3,560
Purchases of investment securities available-for-sale	(1,639,555)	(391,275)
Proceeds from sale of investment securities available-for-sale	1,204,740	91,530

NET CASH USED IN INVESTING ACTIVITIES	(695,467)	(399,287)

FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	124,916	—
Long-term debt repayments	—	(180,000)
Purchases of common stock	(132,226)	(675,348)
Exercise of stock options, including excess tax benefit of $12,551 in 2006	97,804	53,503
Cash dividends on common stock	(10,464)	(5,381)
Deferred financing costs and other	(992)	(3,515)
Common stock purchases for employee stock purchase plan	(1,037)	(634)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	78,001	(811,375)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,172	(17,656)
Cash and cash equivalents at beginning of period	966,553	871,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,051,725	$853,687

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the interim periods ended March 31, 2006 and 2005 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Short-Term Investment Securities

At March 31, 2006 and September 30, 2005, the Company had invested $783.9 million and $349.1 million, respectively, in tax exempt variable rate demand notes. These short-term investments are classified as available-for-sale on the Company’s consolidated balance sheet. The Company reclassified $349.1 million from cash and cash equivalents at September 30, 2005 to short-term investment securities to conform to the current-year presentation. The Company also reflected reclassifications of net purchases of short-term investment securities of $299.7 million during the prior-year six-month period as an increase to net cash used in investing activities. Although the underlying maturities of these investments are long-term in nature, the investments are classified as short-term because they are automatically reinvested within a seven-day period unless the Company provides notice of intent to liquidate to the broker. The interest rate payable on these investments resets with each reinvestment. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The bonds are issued by municipalities and other tax exempt entities, but are backed by letters of credit from the banking institutions that broker the debt placements. All of the Company’s short-term investments are held in the custody of major financial institutions.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Change in Accounting Method

During fiscal 2005, the Company changed its method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. The Company previously recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. The Company now records cash discounts as a component of inventory cost and recognizes such discounts as a reduction of cost of goods sold upon the sale of the inventory. The Company’s operating results for the six months ended March 31, 2005 included a $10.2 million charge for the cumulative effect of change in accounting (net of tax of $6.3 million).

Recently Issued Financial Accounting Standard

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation granted subsequent to September 30, 2005 over its requisite service periods. During the three and six months ended March 31, 2006, the Company recorded $4.0 million and $6.6 million, respectively, of share-based compensation expense. Previous periods were not retrospectively adjusted (see Note 8 for further details).

Note 2.    Acquisitions

In October 2005, the Company acquired Trent Drugs (Wholesale) Ltd (“Trent”), one of the largest pharmaceutical distributors in Canada, for a purchase price of $81.1 million, which included the payment of Trent debt of $41.3 million at closing. The purchase price is subject to a working capital adjustment. The acquisition of Trent provides the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. In the twelve months ended September 30, 2005, Trent’s operating revenues were approximately $500 million. In January 2006, the Company changed the name of Trent to AmerisourceBergen Canada Corporation. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $32.3 million, which was allocated to goodwill. The significant tangible assets acquired were accounts receivable and merchandise inventories totaling $55.7 million and $36.5 million, respectively. Accounts payable and accrued liabilities assumed totaled $53.9 million. Intangible assets of $7.4 million consisting of customer relationships are being amortized over their weighted average life of 7 years.

In February 2006, the Company acquired Network for Medical Communications & Research, LLC (“NMCR”), a privately held provider of physician accredited continuing medical education (“CME”) and analytical research for the oncology market, for a purchase price of $86.6 million, net of a working capital adjustment. The acquisition of NMCR will expand ABSG’s presence in its market-leading oncology distribution and services businesses. The CME business of NMCR will complement ABSG’s Imedex accredited CME business. In the twelve months ended December 31, 2005, NMCR’s operating revenues were approximately $38 million. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

and identifiable intangible assets acquired by $69.0 million, which was allocated to goodwill. Intangible assets of $20.1 million primarily consist of trade names of $3.2 million and customer relationships of $16.1 million. Customer relationships are being amortized over their weighted average life of 8 years.

In March 2006, the Company acquired Brecon Pharmaceuticals Limited (“Brecon”), a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers, for a purchase price of $50.2 million. The purchase price is subject to a working capital adjustment and a contingent payment of up to approximately $19 million based on Brecon achieving specific earnings targets in calendar year 2006. The acquisition of Brecon enhances the Company’s packaging business and provides the added capability to offer pharmaceutical manufacturers contract packaging and CTM services in new geographies. In the twelve months ended December 31, 2005, Brecon’s operating revenues were approximately $22 million. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $29.0 million, which was allocated to goodwill. Intangible assets of $11.8 million primarily consist of trade names of $5.8 million and customer relationships of $6.0 million. Customer relationships are being amortized over their weighted average life of 7 years.

In March 2006, AmerisourceBergen Canada Corporation acquired substantially all of the assets of Asenda Pharmaceutical Supplies Ltd (“Asenda”), a Canadian pharmaceutical distributor that operated primarily in British Columbia and Alberta, for a purchase price of $18.2 million. The purchase price is subject to a working capital adjustment. The Asenda acquisition strengthens the Company’s position in western Canada. In the twelve months ended December 31, 2005, Asenda’s operating revenues were approximately $172 million. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $4.7 million, which was allocated to goodwill. The significant tangible assets acquired were accounts receivable and merchandise inventories totaling $9.3 million and $8.3 million, respectively. Accounts payable and accrued liabilities assumed totaled $6.9 million. Intangible assets of $1.8 million primarily consist of customer relationships and are being amortized over their weighted average life of 5 years.

Note 3.    Discontinued Operations

In July 2005, the Company sold substantially all of the assets of Bridge Medical, Inc. (“Bridge”), a component of the Company’s Pharmaceutical Distribution reportable segment, for $11.0 million. During fiscal 2005, the Company recorded an estimated loss on the sale of the business of $4.6 million, net of tax. In December 2004, the Company sold Rita Ann Distributors (“Rita Ann”), a component of its Pharmaceutical Distribution reportable segment, for $3.6 million. During fiscal 2005, the Company recorded an estimated loss on the sale of Rita Ann of $6.5 million, net of tax. During the six months ended March 31, 2006, the Company recorded an additional loss of $0.3 million, net of tax, relating to the sales of Bridge and Rita Ann.

Operating revenue and loss before income taxes of Bridge and Rita Ann, in the aggregate, were $1.4 million and $2.8 million during the quarter ended March 31, 2005. Operating revenue and loss before income taxes of Bridge and Rita Ann, in the aggregate, were $10.9 million and $5.6 million during the six months ended March 31, 2005.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4.    Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2006 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2005	$2,167,922	$263,646	$2,431,568
Goodwill recognized in connection with acquisitions (see Note 2)	134,948	—	134,948
Other	(1,059)	—	(1,059)

Goodwill at March 31, 2006	$2,301,811	$263,646	$2,565,457

Following is a summary of other intangible assets (in thousands):

	March 31, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortizable intangibles—trade names	$263,715	$—	$263,715	$254,782	$—	$254,782
Amortizable intangibles—customer lists and other	105,821	(34,556)	71,265	75,504	(29,188)	46,316

Total other intangible assets	$369,536	$(34,556)	$334,980	$330,286	$(29,188)	$301,098

Amortization expense for other intangible assets was $5.7 million and $5.1 million in the six months ended March 31, 2006 and 2005, respectively. Amortization expense for other intangible assets is estimated to be $12.9 million in fiscal 2006, $13.0 million in fiscal 2007, $9.0 million in fiscal 2008, $7.5 million in fiscal 2009, $7.2 million in fiscal 2010, and $27.3 million thereafter.

Note 5.    Debt

Debt consisted of the following (in thousands):

	March 31, 2006	September 30, 2005
Blanco revolving credit facility at 5.64% and 4.53%, respectively, due 2007	$55,000	$55,000
AmerisourceBergen securitization financing due 2009	—	—
Senior revolving credit facility due 2009	—	—
Canadian revolving credit facility at 4.46% due 2009	101,798	—
UK revolving credit facility at 5.07% due 2009	22,584	—
$400,000, 5 5/8% senior notes due 2012	398,128	398,010
$500,000, 5 7/8% senior notes due 2015	497,601	497,508
Other	5,465	2,193

Total debt	1,080,576	952,711
Less current portion	3,043	1,232

Total, net of current portion	$1,077,533	$951,479

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In March 2006, the Company entered into a £20 million multicurrency revolving credit facility (the “UK Credit Facility”) due March 2009 with a financial institution in connection with the Company’s acquisition of Brecon. Interest on borrowings under the UK Credit Facility accrues at specific rates based on the Company’s debt rating (0.675% over LIBOR or EURIBOR at March 31, 2006). The Company will pay quarterly facility fees to maintain the availability under the UK Credit Facility at specific rates based on the Company’s debt rating (0.175% at March 31, 2006). The Company may choose to repay or reduce its commitments under the UK Credit Facility at any time. Borrowings under the UK Credit Facility are guaranteed by the Company. The UK Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders and investments. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios.

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent. Interest on borrowings under the Canadian Credit Facility accrues at specific rates based on the Company’s debt rating (0.675% over LIBOR or Bankers’ Acceptance Stamping Fee Spread at March 31, 2006). The Company will pay quarterly facility fees to maintain the availability under the Canadian Credit Facility at specific rates based on the Company’s debt rating (0.20% at March 31, 2006). The Company may choose to repay or reduce its commitments under the Canadian Credit Facility at any time. Borrowings under the Canadian Credit Facility are guaranteed by the Company. The Canadian Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charge coverage ratios.

In April 2006, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2007. Borrowings under the Blanco Credit Facility are guaranteed by the Company. At March 31, 2006, borrowings under the Blanco Credit Facility bore interest at LIBOR plus 90 basis points. As a result of the amendment, interest on borrowings under the Blanco Credit Facility now accrues at specific rates based on the Company’s debt rating. Also, the Company will now pay quarterly facility fees to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating.

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

Note 6.    Stockholders’ Equity and Earnings Per Share

Effective as of November 15, 2005, the Company’s board of directors declared a 100% increase in the quarterly dividend rate to $0.05 per common share from $0.025 per common share. Additionally, the Company declared a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005. Subsequent quarterly cash dividends have been adjusted to reflect the two-for-one stock split.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. During the three and six months ended March 31, 2006, the Company purchased 1.0 million and 3.3 million shares of common stock for a total of $43.3 million and $132.2 million, respectively. As of March 31, 2006, the Company had $617.8 million of availability remaining under the share repurchase program. From April 1, 2006 to May 5, 2006, the Company purchased an additional 3,828,000 shares of its common stock for a total cost of $167.3 million.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods plus the dilutive effect of stock options and restricted stock. Additionally, the diluted calculations for the three and six months ended March 31, 2005 consider the 5% convertible subordinated notes as if converted during those periods that the notes were outstanding and, therefore, the after-tax effect of interest expense related to these notes is added back to income from continuing operations in determining income from continuing operations available to common stockholders for those periods. On January 3, 2005, the Company completed the redemption of the 5% convertible subordinated notes (see Note 5 for further details). As a result, no amounts were added back to income from continuing operations for the after-tax effect of interest expense for the three and six months ended March 31, 2006.

(in thousands)	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Income from continuing operations before cumulative effect of change in accounting	$128,590	$101,713	$226,566	$170,736
Interest expense—convertible subordinated notes, net of income taxes	—	28	—	2,539

Income from continuing operations available to common stockholders	$128,590	$101,741	$226,566	$173,275

Weighted average common shares outstanding—basic	208,050	219,290	208,160	215,168
Effect of dilutive securities:
Stock options and restricted stock	2,721	954	2,410	900
Convertible subordinated notes	—	224	—	5,796

Weighted average common shares outstanding—diluted	210,771	220,468	210,570	221,864

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Defined Benefit Plans

The following table provides the pension expense and postretirement benefit expense recorded by the Company:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Pension expense	$1,897	$1,748	$3,805	$3,634
Postretirement benefit expense	366	248	605	496

The Company contributed $7.8 million and $4.7 million to its funded plans during the six months ended March 31, 2006 and 2005, respectively.

Note 8.    Stock Compensation Plans

The Company has a number of stock-related compensation plans, including stock option, employee stock purchase and restricted stock plans, which are described in Note 9 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Through September 30, 2005, the Company accounted for its stock option and employee stock purchase plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. As previously noted, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation granted subsequent to September 30, 2005 over its requisite service periods.

SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow ($12.6 million for the six months ended March 31, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees.

Employee options generally vest over a four-year service period and non-employee director options generally vest over a three-year service period. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to all of the fiscal 2006 option grants and the calendar 2005 option grants were estimated using a binomial option pricing model. The fair values relating to all options granted prior to calendar 2005 were estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following assumptions were used to estimate the fair values of options granted:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Weighted average risk-free interest rate	4.58%	4.11%	4.58%	4.10%
Expected dividend yield	0.23%	0.17%	0.23%	0.17%
Weighted average volatility factor of the expected market price of the Company’s common stock	25.72%	27.92%	25.74%	27.98%
Weighted average expected life of the options	4.17 years	4.50 years	4.17 years	4.50 years

Restricted shares generally vest in full after three years. The fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years.

During the three months ended March 31, 2006, the Company recorded $4.0 million of share-based compensation expense, which was comprised of stock option expense of $3.0 million, employee stock purchase plan expense of $0.4 million and restricted stock expense of $0.6 million. During the six months ended March 31, 2006, the Company recorded $6.6 million of share-based compensation expense, which was comprised of stock option expense of $5.1 million, employee stock purchase plan expense of $0.7 million and restricted stock expense of $0.8 million. The Company estimates it will record share-based compensation expense of approximately $16 million in fiscal 2006.

The following table illustrates the impact of share-based compensation on reported amounts:

(in thousands, except per share data)	Three months ended March 31, 2006		Six months ended March 31, 2006
	As Reported	Impact of Share-Based Compensation Expense	As Reported	Impact of Share-Based Compensation Expense
Operating income	$197,924	$3,974	$364,529	$6,649
Income from continuing operations	128,590	2,451	226,566	4,096
Net income	129,001	2,451	226,268	4,096

Earnings per share:
Basic	$0.62	$0.01	$1.09	$0.02

Diluted	$0.61	$0.01	$1.07	$0.02

A summary of the Company’s stock option activity and related information for its option plans for the six months ended March 31, 2006 was as follows:

	Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at September 30, 2005	16,123	$29
Granted	2,477	43
Exercised	(3,063)	28
Forfeited	(126)	30

Outstanding at March 31, 2006	15,411	$32	7 years	$253,033

Exercisable at March 31, 2006	9,883	$29	6 years	$188,303

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The weighted average fair value of stock options granted during the six months ended March 31, 2006 and 2005 was $10.56 and $8.32, respectively.

A summary of the status of the Company’s nonvested options as of March 31, 2006 and changes during the six months ended March 31, 2006, is presented below:

	Options (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	4,200	$8
Granted	2,477	11
Vested	(1,099)	8
Forfeited	(50)	7

Nonvested at March 31, 2006	5,528	$9

Expected future compensation expense relating to the 5.5 million nonvested options outstanding as of March 31, 2006 is $43.4 million over a weighted-average period of 3.3 years.

A summary of the status of the Company’s restricted shares as of March 31, 2006 and changes during the six months ended March 31, 2006 is presented below:

	Restricted Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	58	$30
Granted	282	43
Vested	(6)	29
Forfeited	(1)	29

Nonvested at March 31, 2006	333	$41

Expected future compensation expense relating to the 333,341 restricted shares at March 31, 2006 is $10.3 million over a weighted-average period of 2.6 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options, restricted shares, and shares under the employee stock purchase plan were amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

(in thousands, except per share data)	Three months ended March 31, 2005	Six months ended March 31, 2005
Net income, as reported	$99,422	$150,368
Add: Stock-related compensation expense included in reported net income, net of income taxes	193	356
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(946)	(1,681)

Pro forma net income	$98,669	$149,043

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(in thousands, except per share data)	Three months ended March 31, 2005	Six months ended March 31, 2005
Earnings per share:
Basic, as reported	$0.45	$0.70

Basic, pro forma	$0.45	$0.69

Diluted, as reported	$0.45	$0.69

Diluted, pro forma	$0.45	$0.68

The diluted earnings per share calculations consider the 5% convertible subordinated notes as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

Note 9.    Facility Consolidations, Employee Severance and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network numbering in the mid-20’s within the next two years and to have successfully completed the outsourcing of such information technology activities by the end of fiscal 2006. The plan includes building six new facilities (five of which are currently operational) and closing facilities (26 of which have been closed through March 31, 2006). The sixth new facility is scheduled to open during fiscal 2006. The Company anticipates closing six distribution facilities during fiscal 2006, thereby reducing the Company’s total number of distribution facilities to 28 by the end of the fiscal year.

During the six months ended March 31, 2006, the Company closed three distribution facilities. During the six months ended March 31, 2006, the Company recorded $4.1 million of employee severance and lease cancellation costs primarily related to the fiscal 2006 facility closures and the elimination of duplicative administrative functions and $8.3 million of transition costs associated with the outsourcing of information technology activities.

As of March 31, 2006, approximately 139 employees had received termination notices as a result of the fiscal 2006 facility closures and the elimination of duplicative administrative functions, of which substantially all have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2005 to March 31, 2006 related to the integration plan discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2005	$5,236	$7,083	$12,319
Expense recorded during the period	5,407	6,997	12,404
Payments made during the period	(3,809)	(6,000)	(9,809)

Balance as of March 31, 2006	$6,834	$8,080	$14,914

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including the matter specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

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

Note 11.    Antitrust Litigation Settlements

During the six months ended March 31, 2006 and 2005, the Company recognized gains of $27.4 million and $18.8 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains, which are net of attorneys’ fees and estimated payments due to other parties, were recorded as reductions of cost of goods sold in the Company’s consolidated statements of operations.

Note 12.    Business Segment Information

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution reportable segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group. The Pharmaceutical Distribution segment is comprised of two operating segments: ABDC and ABSG. The ABDC operating segment includes the operations of the AmerisourceBergen Packaging Group.

The PharMerica reportable segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”). The PharMerica reportable segment encompasses only the PharMerica operating segment.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables present reportable segment information for the three and six months ended March 31 (in thousands):

	Revenue
	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Pharmaceutical Distribution	$13,877,560	$12,068,776	$27,225,713	$24,110,544
PharMerica	412,685	391,090	821,943	776,711
Intersegment eliminations	(241,070)	(218,127)	(462,627)	(443,407)

Operating revenue	14,049,175	12,241,739	27,585,029	24,443,848
Bulk deliveries to customer warehouses	1,171,504	948,428	2,288,797	2,383,155

Total revenue	$15,220,679	$13,190,167	$29,873,826	$26,827,003

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Pharmaceutical Distribution	$175,951	$154,381	$314,827	$251,252
PharMerica	16,171	31,971	34,678	55,493
Facility consolidations, employee severance and other	(3,577)	(1,837)	(12,404)	(6,970)
Gain on antitrust litigation settlements	9,379	—	27,428	18,825
Impairment charge	—	(5,259)	—	(5,259)

Total operating income	197,924	179,256	364,529	313,341
Other income	(5,826)	(383)	(5,043)	(1,441)
Interest expense, net	7,344	14,519	13,856	36,597
Loss on early retirement of debt	—	—	—	1,015

Income from continuing operations before income taxes and cumulative effect of change in accounting	$196,406	$165,120	$355,716	$277,170

Segment operating income is evaluated before other income; interest expense, net; loss on early retirement of debt; facility consolidations, employee severance and other; gain on antitrust litigation settlements and impairment charge. All corporate office expenses are allocated to the two reportable segments.

Note 13.    Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2006 and September 30, 2005, statements of operations for the three and six months ended March 31, 2006 and 2005, and statements of cash flows for the six months ended March 31, 2006 and 2005.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$953,758	$50,580	$47,387	$—	$1,051,725
Short-term investment securities	783,945	—			783,945
Accounts receivable, net	2,475	806,992	2,180,812	—	2,990,279
Merchandise inventories	—	4,263,548	90,322	—	4,353,870
Prepaid expenses and other	114	22,416	2,764	—	25,294

Total current assets	1,740,292	5,143,536	2,321,285	—	9,205,113
Property and equipment, net	—	505,437	18,904	—	524,341
Goodwill	—	2,497,362	68,095	—	2,565,457
Intangibles, deferred charges and other	18,526	445,776	22,355	—	486,657
Intercompany investments and advances	3,348,574	3,590,202	(1,891,569)	(5,047,207)	—

Total assets	$5,107,392	$12,182,313	$539,070	$(5,047,207)	$12,781,568

Current liabilities:
Accounts payable	$—	$6,215,672	$103,446	$—	$6,319,118
Accrued expenses and other	(254,929)	655,548	9,830	—	410,449
Current portion of long-term debt	—	1,184	1,859	—	3,043
Deferred income taxes	—	401,194	(1,351)	—	399,843

Total current liabilities	(254,929)	7,273,598	113,784	—	7,132,453
Long-term debt, net of current portion	895,729	414	181,390	—	1,077,533
Other liabilities	—	100,945	4,045	—	104,990
Stockholders’ equity	4,466,592	4,807,356	239,851	(5,047,207)	4,466,592

Total liabilities and stockholders’ equity	$5,107,392	$12,182,313	$539,070	$(5,047,207)	$12,781,568

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$866,367	$67,438	$32,748	$—	$966,553
Short-term investment securities	349,130	—	—	—	349,130
Accounts receivable, net	1,460	595,401	2,043,785	—	2,640,646
Merchandise inventories	—	3,968,355	35,335	—	4,003,690
Prepaid expenses and other	15	26,585	1,073	—	27,673

Total current assets	1,216,972	4,657,779	2,112,941	—	7,987,692
Property and equipment, net	—	514,072	686	—	514,758
Goodwill	—	2,428,431	3,137	—	2,431,568
Intangibles, deferred charges and other	18,989	426,080	2,087	—	447,156
Intercompany investments and advance	3,685,627	2,830,284	(1,814,316)	(4,701,595)	—

Total assets	$4,921,588	$10,856,646	$304,535	$(4,701,595)	$11,381,174

Current liabilities:
Accounts payable	$—	$5,256,887	$35,366	$—	$5,292,253
Accrued expenses and other	(254,287)	636,522	5,508	—	387,743
Current portion of long-term debt	—	1,232	—	—	1,232
Deferred income taxes	—	372,144	(1,276)	—	370,868

Total current liabilities	(254,287)	6,266,785	39,598	—	6,052,096
Long-term debt, net of current portion	895,518	961	55,000	—	951,479
Other liabilities	—	97,242	—	—	97,242
Stockholders’ equity	4,280,357	4,491,658	209,937	(4,701,595)	4,280,357

Total liabilities and stockholders’ equity	$4,921,588	$10,856,646	$304,535	$(4,701,595)	$11,381,174

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$13,793,610	$255,565	$—	$14,049,175
Bulk deliveries to customer warehouses	—	1,171,497	7	—	1,171,504

Total revenue	—	14,965,107	255,572	—	15,220,679
Cost of goods sold	—	14,416,946	242,970	—	14,659,916

Gross profit	—	548,161	12,602	—	560,763
Operating expenses:
Distribution, selling and administrative	—	350,524	(11,411)	—	339,113
Depreciation	—	16,894	57	—	16,951
Amortization	—	2,652	546	—	3,198
Facility consolidations, employee severance and other	—	3,577	—	—	3,577

Operating income	—	174,514	23,410	—	197,924
Other income	—	(5,819)	(7)	—	(5,826)
Interest expense (income)	4,218	(21,482)	24,608	—	7,344

Income from continuing operations before income taxes and equity in earnings of subsidiaries	(4,218)	201,815	(1,191)	—	196,406
Income taxes	22	68,251	(457)	—	67,816
Equity in earnings of subsidiaries	133,241	—	—	(133,241)	—

Income from continuing operations	129,001	133,564	(734)	(133,241)	128,590
Income from discontinued operations	—	(411)	—	—	(411)

Net income	$129,001	$133,975	$(734)	$(133,241)	$129,001

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$12,151,155	$90,584	$—	$12,241,739
Bulk deliveries to customer warehouses	—	948,416	12	—	948,428

Total revenue	—	13,099,571	90,596	—	13,190,167
Cost of goods sold	—	12,603,333	85,084	—	12,688,417

Gross profit	—	496,238	5,512	—	501,750
Operating expenses:
Distribution, selling and administrative	—	318,481	(23,235)	—	295,246
Depreciation	—	17,528	52	—	17,580
Amortization	—	2,554	18	—	2,572
Facility consolidations and employee severance	—	1,837	—	—	1,837
Impairment charge	—	5,259	—	—	5,259

Operating income	—	150,579	28,677	—	179,256
Other income	—	(383)	—	—	(383)
Interest (income) expense	(8,086)	8,936	13,669	—	14,519

Income from continuing operations before income taxes, equity in earnings of subsidiaries, and cumulative effect of change in accounting	8,086	142,026	15,008	—	165,120
Income taxes	3,105	54,538	5,764	—	63,407
Equity in earnings of subsidiaries	94,441	—	—	(94,441)	—

Income from continuing operations	99,422	87,488	9,244	(94,441)	101,713
Loss from discontinued operations	—	2,291	—	—	2,291

Net income	$99,422	$85,197	$9,244	$(94,441)	$99,422

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$27,105,802	$479,227	$—	$27,585,029
Bulk deliveries to customer warehouses	—	2,288,786	11	—	2,288,797

Total revenue	—	29,394,588	479,238	—	29,873,826
Cost of goods sold	—	28,328,729	455,956	—	28,784,685

Gross profit	—	1,065,859	23,282	—	1,089,141
Operating expenses:
Distribution, selling and administrative	—	696,609	(25,637)	—	670,972
Depreciation	—	34,910	599	—	35,509
Amortization	—	5,163	564	—	5,727
Facility consolidations, employee severance and other	—	12,404	—	—	12,404

Operating income	—	316,773	47,756	—	364,529
Other (income) loss	—	(5,408)	365	—	(5,043)
Interest (income) expense	5,277	(44,742)	53,321	—	13,856

Income from continuing operations before taxes and equity in earnings of subsidiaries	(5,277)	366,923	(5,930)	—	355,716
Income taxes	(386)	131,818	(2,282)	—	129,150
Equity in earnings of subsidiaries	231,159	—	—	(231,159)	—

Income from continuing operations	226,268	235,105	(3,648)	(231,159)	226,566
Loss from discontinued operations	—	298	—	—	298

Net income	$226,268	$234,807	$(3,648)	$(231,159)	$226,268

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$24,259,327	$184,521	$—	$24,443,848
Bulk deliveries to customer warehouses	—	2,383,134	21	—	2,383,155

Total revenue	—	26,642,461	184,542	—	26,827,003
Cost of goods sold	—	25,697,121	173,540	—	25,870,661

Gross profit	—	945,340	11,002	—	956,342
Operating expenses:
Distribution, selling and administrative	—	629,482	(39,411)	—	590,071
Depreciation	—	35,472	101	—	35,573
Amortization	—	5,092	36	—	5,128
Facility consolidations, employee severance and other	—	6,970	—	—	6,970
Impairment charge	—	5,259	—	—	5,259

Operating income	—	263,065	50,276	—	313,341
Other income	—	(1,441)	—	—	(1,441)
Interest (income) expense	(13,038)	23,750	25,885	—	36,597
Loss on early retirement of debt	1,015	—	—	—	1,015

Income from continuing operations before income taxes, cumulative effect of change in accounting, and equity in earnings of subsidiaries	12,023	240,756	24,391	—	277,170
Income taxes	4,617	92,450	9,367	—	106,464
Equity in earnings of subsidiaries	142,962	—	—	(142,962)	—

Income from continuing operations	150,368	148,306	15,024	(142,962)	170,736
Loss from discontinued operations	—	10,196	—	—	10,196
Cumulative effect of change in accounting, net of tax	—	10,094	78	—	10,172

Net income	$150,368	$128,016	$14,946	$(142,962)	$150,368

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$226,228	$234,807	$(3,648)	$(231,159)	$226,268
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(234,386)	554,104	(74,507)	231,159	476,370

Net cash (used in) provided by operating activities	(8,118)	788,911	(78,155)	—	702,638

Capital expenditures	—	(60,149)	—	—	(60,149)
Cost of acquired companies, net of cash acquired, and other	—	(88,935)	(149,492)	—	(238,427)
Proceeds from sale-leaseback transactions	—	28,143	—	—	28,143
Proceeds from the sale of property and equipment	—	2,199	—	—	2,199
Proceeds from sale of equity investment and eminent domain settlement	—	7,582	—	—	7,582
Purchases of investment securities available-for-sale	(1,639,555)	—	—	—	(1,639,555)
Proceeds from sale of investment securities available-for-sale	1,204,740	—	—	—	1,204,740

Net cash used in investing activities	(434,815)	(111,160)	(149,492)	—	(695,467)

Net borrowings under revolving credit facilities	—	—	124,916	—	124,916
Purchases of common stock	(132,226)	—	—	—	(132,226)
Exercise of stock options, including excess tax benefit	97,804	—	—	—	97,804
Cash dividends on common stock	(10,464)	—	—	—	(10,464)
Deferred financing costs and other	1,934	(2,926)	—	—	(992)
Common stock purchases for employee stock purchase plan	(1,037)	—	—	—	(1,037)
Intercompany investments and advances	574,313	(691,683)	117,370	—	—

Net cash provided by (used in) financing activities	530,324	(694,609)	242,286	—	78,001

Increase (decrease) in cash and cash equivalents	87,391	(16,858)	14,639	—	85,172
Cash and cash equivalents at beginning of period	866,367	67,438	32,748	—	966,553

Cash and cash equivalents at end of period	$953,768	$50,580	$47,387	$—	$1,051,725

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$150,368	$128,016	$14,946	$(142,962)	$150,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(133,857)	1,053,685	(20,152)	142,962	1,042,638

Net cash provided by (used in) operating activities	16,511	1,181,701	(5,206)	—	1,193,006

Capital expenditures	—	(123,246)	—	—	(123,246)
Proceeds from sale-leaseback transactions	—	20,732	—	—	20,732
Proceeds from sale of discontinued operations	—	3,560	—	—	3,560
Purchases of investment securities available-for-sale	(391,275)	—	—	—	(391,275)
Proceeds from sale of investment securities available-for-sale	91,530	—	—	—	91,530
Other	—	(588)	—	—	(588)

Net cash used in investing activities	(299,745)	(99,542)	—	—	(399,287)

Long-term debt repayments	(180,000)	—	—	—	(180,000)
Purchases of common stock	(675,348)	—	—	—	(675,348)
Deferred financing costs and other	(1,758)	(937)	(820)	—	(3,515)
Exercise of stock options	53,503	—	—	—	53,503
Cash dividends on common stock	(5,381)	—	—	—	(5,381)
Common stock purchases for employee stock purchase plan	(634)	—	—	—	(634)
Intercompany investments and advances	1,061,000	(1,060,438)	(562)	—	—

Net cash provided by (used in) financing activities	251,382	(1,061,375)	(1,382)	—	(811,375)

(Decrease) increase in cash and cash equivalents	(31,852)	20,784	(6,588)	—	(17,656)
Cash and cash equivalents at beginning of period	754,745	82,174	34,424	—	871,343

Cash and cash equivalents at end of period	$722,893	$102,958	$27,836	$—	$853,687

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in AmerisourceBergen Corporation’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

The Company is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its customers, which currently are based primarily in the United States. The Company also provides pharmaceuticals to long-term care and workers’ compensation patients.

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States. In October 2005, the Company acquired Trent Drugs (Wholesale) Ltd (“Trent”), one of the largest pharmaceutical distributors in Canada. The acquisition of Trent provides the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. In January 2006, the Company changed the name of Trent to AmerisourceBergen Canada Corporation (“ABCC”). In March 2006, to strengthen the Company’s position in western Canada, ABCC acquired the assets of Asenda Pharmaceutical Supply Ltd (“Asenda”), a distributor that operated primarily in the provinces of British Columbia and Alberta.

In February 2006, the Company acquired Network for Medical Communications & Research, LLC (“NMCR”) a privately held provider of physician accredited continuing medical education (“CME”) and analytical research for the oncology market. The acquisition of NMCR will expand the Company’s presence in its market-leading oncology distribution and services businesses. Additionally, in March 2006, the Company acquired Brecon Pharmaceuticals Limited (“Brecon”), a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers. The acquisition of Brecon enhances the Company’s packaging business and provides the added capability to offer pharmaceutical manufacturers contract packaging and CTM services in new geographies.

The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pharmaceutical Distribution

The Pharmaceutical Distribution reportable segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group. The Pharmaceutical Distribution reportable segment is comprised of two operating segments: ABDC and ABSG. The ABDC operating segment includes the operations of the AmerisourceBergen Packaging Group. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes.

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

We have been continuing our efforts to shift our pharmaceutical distribution business to a fee-for-service model where we are compensated for the services we provide manufacturers versus one that is dependent upon manufacturer price increases. The fee-for-service model is intended to improve the efficiency of the supply channel and may establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. As of March 31, 2006, ABDC has signed fee-for-service agreements with a substantial majority of the large branded pharmaceutical manufacturers. During fiscal 2006, we expect that more than 75% of ABDC’s brand name manufacturer gross margin will not be contingent on manufacturer price increases.

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

ABSG’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by the U.S. Department of Health and Human Services (“HHS”) pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Modernization Act”), and that are scheduled to be implemented in the future, may have the effect of reducing the amount of medications or the margins on medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since ABSG provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for ABSG. Although ABSG has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

The AmerisourceBergen Packaging Group consists of American Health Packaging, Anderson Packaging (“Anderson”) and the recently acquired Brecon. American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and CTM services for pharmaceutical manufacturers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PharMerica

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”). The PharMerica reportable segment encompasses only the PharMerica operating segment.

Long-Term Care is a leading national provider of pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. Long-Term Care’s institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the distribution of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. Long-Term Care pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, Long-Term Care provides infusion therapy services, as well as formulary management and other pharmacy consulting services.

The Company continues to evaluate the effect that the Medicare Modernization Act (“MMA”) will have on Long-Term Care’s business. This evaluation includes assessing the total compensation it receives for servicing patients covered by Medicare Part D under the MMA, effective January 1, 2006. Prior to January 1, 2006, the Long-Term Care business was compensated for servicing approximately 55% of these patients based on reimbursement rates previously established by Medicaid. During the quarter ended March 31, 2006, PharMerica’s total compensation, including supplier rebates, for servicing patients under coverage provided by Medicare Part D was less than the total compensation, including supplier rebates, it received in the prior-year quarter based on Medicaid reimbursement rates then in place. In addition, the Centers for Medicare & Medicaid Services (CMS) of the Department of Health and Human Services continues to question whether long-term care pharmacies should be permitted to receive access/performance rebates from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit but has not prohibited the receipt of such rebates. In recent guidance issued to Medicare Part D Prescription Drug Plan Sponsors, CMS instructs Plan Sponsors to obtain full disclosure from long-term care pharmacies of all discounts, rebates, or other remuneration that such pharmacies receive from manufacturers and CMS indicates that it will provide further guidelines in this subject area. The elimination or reduction of manufacturer rebates, if not offset by other reimbursement, could have a further adverse affect on the Long-Term Care business.

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

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended March 31,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$13,877,560	$12,068,776	15%
PharMerica	412,685	391,090	6
Intersegment eliminations	(241,070)	(218,127)	11

Total	$14,049,175	$12,241,739	15%

	Operating Income Three Months Ended March 31,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$175,951	$154,381	14%
PharMerica	16,171	31,971	(49)
Facility consolidations, employee severance and other	(3,577)	(1,837)	95
Gain on antitrust litigation settlement	9,379	—
Impairment charge	—	(5,259)

Total	$197,924	$179,256	10%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.16%	3.21%
Operating expenses	1.89%	1.93%
Operating income	1.27%	1.28%

PharMerica
Gross profit	27.48%	29.25%
Operating expenses	23.56%	21.07%
Operating income	3.92%	8.17%

AmerisourceBergen Corporation
Gross profit	3.99%	4.10%
Operating expenses	2.58%	2.63%
Operating income	1.41%	1.46%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Six Months Ended March 31,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$27,225,713	$24,110,544	13%
PharMerica	821,943	776,711	6
Intersegment eliminations	(462,627)	(443,407)	(4)

Total	$27,585,029	$24,443,848	13%

	Operating Income Six Months Ended March 31,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$314,827	$251,252	25%
PharMerica	34,678	55,493	(38)
Facility consolidations, employee severance and other	(12,404)	(6,970)	(78)
Gain on antitrust litigation settlements	27,428	18,825	46
Impairment charge	—	(5,259)

Total	$364,529	$313,341	16%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.07%	2.97%
Operating expenses	1.91%	1.93%
Operating income	1.16%	1.04%

PharMerica
Gross profit	27.64%	28.47%
Operating expenses	23.42%	21.33%
Operating income	4.22%	7.14%

AmerisourceBergen Corporation
Gross profit	3.95%	3.91%
Operating expenses	2.63%	2.63%
Operating income	1.32%	1.28%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended March 31, 2006 increased 15% to $14.0 billion from $12.2 billion in the prior-year quarter. For the six months ended March 31, 2006, operating revenue increased 13% to $27.6 billion from $24.4 billion in the prior-year period. These increases were due to an increase in operating revenue in the Pharmaceutical Distribution segment.

Bulk deliveries for the quarter ended March 31, 2006 increased 24% to $1.2 billion from $0.9 billion in the prior-year quarter. For the six months ended March 31, 2006, bulk deliveries decreased 4% to $2.3 billion from $2.4 billion in the prior-year period. Changes in revenue relating to bulk deliveries fluctuate primarily due to changes in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Effective October 1, 2004, we changed our method of recognizing cash discounts and other related manufacturer incentives. ABDC previously recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. ABDC now records cash discounts as a component of inventory cost and recognizes such discounts as a reduction of cost of goods sold upon the sale of the inventory. We recorded a $10.2 million charge for the cumulative effect of change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the six months ended March 31, 2005. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.05 for the six months ended March 31, 2005. The accounting change was incorporated in our results of operations for the three and six months ended March 31, 2005.

Gross profit of $560.8 million in the quarter ended March 31, 2006 increased 12% from $501.8 million in the prior-year quarter. Gross profit of $1,089.1 million in the six months ended March 31, 2006 increased 14% from $956.3 million in the prior-year period. During the quarter and six months ended March 31, 2006, the Company recognized gains of $9.4 million and $27.4 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as a reduction of cost of goods sold and contributed 1.7% and 2.5% of gross profit for the quarter and six months ended March 31, 2006, respectively. During the six months ended March 31, 2005, the Company recognized an $18.8 million gain from antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction of cost of goods sold and contributed 2.0% of gross profit for the six months ended March 31, 2005. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2006 was 3.99%, as compared to the prior-year percentage of 4.10%, an 11 basis point reduction. As a percentage of operating revenue, gross profit in the six months ended March 31, 2006 was 3.95%, as compared to 3.91% in the prior-year period. The increases in gross profit were primarily due to increases in operating revenue in the Pharmaceutical Distribution segment, strong performance under our fee-for-service agreements and the growth of our generic programs. The decline in gross profit percentage in the quarter ended March 31, 2006 in comparison to the prior-year percentage was primarily due to the strong growth in business with our larger, lower-margin customers.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $359.3 million in the quarter ended March 31, 2006 reflects an increase of 14% compared to $315.4 million in the prior-year quarter. DSAD&A of $712.2 million in the six months ended March 31, 2006 reflects an increase of 13% from $630.8 million in the prior-year period. Increases in DSAD&A are primarily related to our growth in operating revenue, operating expenses of our acquired companies, bad debt expense, and an increase in PharMerica’s operating expenses. As a percentage of operating revenue, DSAD&A in the quarters ended March 31, 2006 and 2005 was 2.56% and 2.58%, respectively. The decline in the DSAD&A percentage in the quarter ended March 31, 2006 from the prior-year quarter was primarily due to Pharmaceutical Distribution’s continued productivity gains achieved throughout the Company’s network as a result of its Optimiz® program,

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

substantially offset by investments made to strengthen our sales and marketing and information technology infrastructures, by an increase in bad debt expense and by an increase in PharMerica’s operating expenses.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network numbering in the mid-20’s within the next two years and to have successfully completed the outsourcing of such information technology activities by the end of fiscal 2006. The plan includes building six new facilities (five of which were operational as of March 31, 2006) and closing facilities (26 of which have been closed through March 31, 2006). The sixth new facility is scheduled to open during fiscal 2006. The Company anticipates closing six distribution facilities during fiscal 2006, thereby reducing the Company’s total number of distribution facilities to 28 by the end of the fiscal year.

During the six months ended March 31, 2006, the Company closed three distribution facilities. During the three and six months ended March 31, 2006, the Company recorded $1.9 million and $4.1 million, respectively, of employee severance and lease cancellation costs primarily related to the fiscal 2006 facility closures and the elimination of duplicative administrative functions and $1.6 million and $8.3 million, respectively, of transition costs associated with the outsourcing of information technology activities.

As of March 31, 2006, approximately 139 employees had received termination notices as a result of the fiscal 2006 facility closures and the elimination of duplicative administrative functions, of which substantially all have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

During the quarter and six months ended March 31, 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets held by ABDC.

Operating income of $197.9 million for the quarter ended March 31, 2006 reflects an increase of 10% from $179.3 million in the prior-year quarter. The Company’s operating income as a percentage of operating revenue was 1.41% in the quarter ended March 31, 2006 in comparison to 1.46% in the prior-year quarter. Operating income of $364.5 million for the six months ended March 31, 2006 reflects an increase of 16% from $313.3 million in the prior-year period. The Company’s operating income as a percentage of operating revenue was 1.32% for the six months ended March 31, 2006, in comparison to 1.28% in the prior-year period. The increases in operating income were primarily due to increases in gross profit in the Pharmaceutical Distribution segment, partially offset by increases in DSAD&A in both segments. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, increased operating income by $5.8 million and $15.0 million in the quarter and six-months ended March 31, 2006 and contributed 4 and 5 basis points, respectively, to the Company’s operating income as a percentage of operating revenue. The costs of the facility consolidations, employee severance and other and an impairment charge decreased operating income by $7.1 million in the quarter ended March 31, 2005. The gain on antitrust litigation settlements, less the costs of the facility consolidations, employee severance and other, and the impairment charge increased operating income by $6.6 million in the six months ended March 31, 2005. These items reduced the Company’s operating income as a percentage of operating revenue by 6 basis points in the quarter ended March 31, 2005 and increased operating income as a percentage of operating revenue by 3 basis points in the six months ended March 31, 2005.

Other income of $5.8 million and $5.0 million, respectively, for the three and six months ended March 31, 2006 includes a $3.4 million gain resulting from an eminent domain settlement and a $3.1 million gain on the sale of an equity investment.

Interest expense, net, decreased 49% in the quarter ended March 31, 2006 to $7.3 million from $14.5 million in the prior-year quarter due to a reduction in net average borrowings. During the quarter ended

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

March 31, 2006, the Company had an average cash position, net of borrowings, of $32 million, as compared to average borrowings, net of cash, of $322 million in the prior-year quarter. Interest expense, net, decreased 62% in the six months ended March 31, 2006 to $13.9 million from $36.6 million in the prior-year period due to a reduction in net average borrowings. During the six months ended March 31, 2006, the Company had an average cash position, net of borrowings, of $129 million, as compared to average borrowings, net of cash, of $548 million in the prior-year period. The reduction in average borrowings, net of cash, was achieved due to the Company’s strong cash flows generated from operations, including reduced merchandise inventories resulting from the aforementioned business model transition.

During the six months ended March 31, 2005, the Company recorded a $1.0 million loss resulting from the early retirement of its pre-existing senior credit agreement.

Income tax expense of $67.8 million and $63.4 million for the quarters ended March 31, 2006 and 2005, reflects an effective tax rate of 34.5% and 38.4%, respectively, a decline of 3.9% in the effective tax rate. Favorable tax adjustments of $5.5 million in the quarter ended March 31, 2006 contributed to 2.8% of the decline in the effective tax rate for the quarter. Additionally, the Company achieved a further reduction in the effective tax rate in the quarter ended March 31, 2006 by shifting more of its invested cash to tax-free investments. The Company expects to have an effective tax rate between 37% and 38% over the next six months depending upon the average invested cash in tax-free investments.

Income from continuing operations of $128.6 million for the quarter ended March 31, 2006 reflects an increase of 26% from $101.7 million in the prior-year quarter. Diluted earnings per share from continuing operations of $0.61 in the quarter ended March 31, 2006 reflects an increase of 33% from $0.46 per share in the prior-year quarter. The gains on the antitrust litigation settlement, the eminent domain settlement, and the sale of the equity investment, and the favorable tax adjustments, less the costs of facility consolidations, employee severance and other, increased income from continuing operations by $13.5 million and increased diluted earnings per share from continuing operations by $0.06 for the quarter ended March 31, 2006. The costs of facility consolidations, employee severance and other, and the impairment charge, decreased income from continuing operations by $4.4 million and decreased diluted earnings per share from continuing operations by $0.02 for the quarter ended March 31, 2005. Income from continuing operations of $226.6 million for the six months ended March 31, 2006 reflects an increase of 33% from $170.7 million in the prior-year period before the cumulative effect of the change in accounting. Diluted earnings per share from continuing operations of $1.08 in the six months ended March 31, 2006 reflects a 38% increase from $0.78 per share in the prior-year period before the cumulative effect of the change in accounting. The gains on the antitrust litigation settlements, the eminent domain settlement, and the sale of the equity investment, and the favorable tax adjustments, less the costs of facility consolidations, employee severance and other, increased income from continuing operations by $19.2 million and increased diluted earnings per share by $0.09 for the six months ended March 31, 2006. The gain on litigation settlements, less the costs of facility consolidations, employee severance and other, the impairment charge, and the loss on the early retirement of debt, increased income from continuing operations by $3.4 million and increased diluted earnings per share from continuing operations by $0.02 for the six months ended March 31, 2005.

(Income) loss from discontinued operations of $(0.4) million and $0.3 million, net of tax, for the quarter and six months ended March 31, 2006, respectively, relates to certain adjustments made by the Company in connection with the December 2004 sale of Rita Ann Distributors (“Rita Ann”) as well as the July 2005 sale of substantially all of the assets of Bridge Medical, Inc. (“Bridge”). Loss from discontinued operations of $2.3 million and $10.2 million, net of tax, for the quarter and six months ended March 31, 2005, respectively, includes operating losses incurred in connection with the Rita Ann and Bridge businesses. Additionally, the $6.0 million loss, net of tax, incurred on the sale of Rita Ann is included in the loss from discontinued operations for the six months ended March 31, 2005.

Net income of $129.0 million for the quarter ended March 31, 2006 reflects an increase of 30% from $99.4 million in the prior-year quarter. Diluted earnings per share of $0.61 for the quarter ended March 31, 2006,

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

reflects an increase of 36% from $0.45 per share in the prior-year quarter. Net income of $226.3 million for the six months ended March 31, 2006 reflects an increase of 50% from $150.4 million in the prior year period. Diluted earnings per share of $1.07 for the six months ended March 31, 2006 reflects and increase of 55% from $0.69 in the prior-year period. The increase in diluted earnings per share was larger than the increase in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources), net of the impact of stock option exercises.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $13.9 billion for the quarter ended March 31, 2006 increased 15% from $12.1 billion in the prior-year quarter. Operating revenue of $27.2 billion for the six months ended March 31, 2006 increased 13% from $24.1 billion in the prior-year period. The Company’s acquisitions contributed 1% of this operating revenue growth in the quarter and six months ended March 31, 2006. Our operating revenue growth was higher than the market growth rate, and was driven by growth from a few of our larger but lower margin institutional customers, the continued strong growth at ABSG, and new customers in all customer classes. During the quarter ended March 31, 2006, 59% of operating revenue was from sales to institutional customers and 41% was from sales to retail customers; this compares to a customer mix in the prior-year quarter of 56% institutional and 44% retail. In comparison with the prior-year results, sales to institutional customers increased 20% in the quarter primarily due to the continued above market growth of the specialty pharmaceutical business and the growth of sales to a few of our larger alternate-site institutional customers. Sales to retail customers increased 9% compared to the prior-year quarter. The Company’s acquisitions contributed 3% of the retail customer growth.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc., are expected to grow between 6% and 7% in 2006 and annually between 5% and 8% over the next five years. Since our operating revenue has grown by 13% in the six months ended March 31, 2006, we currently expect that our annual growth rate for fiscal 2006 will be between 10% and 12%, which is an increase from our prior estimate of between 7% and 9%. Future operating revenue growth will continue to be affected by competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, changes in Federal government rules and regulations and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The Specialty Group’s revenue represented 16.4% of the Pharmaceutical Distribution segment’s operating revenue over the past twelve months. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology, nephrology, and rheumatology. Additionally, the Specialty Group distributes vaccines, plasma and other blood products. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by HHS pursuant to the MMA, or that may be proposed or implemented in the future, may have the effect of reducing the amount of medications or the margins on medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since the Specialty Group provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for the Specialty Group. Although the Specialty Group has contingency plans to enable it to

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

Pharmaceutical Distribution gross profit of $438.0 million in the quarter ended March 31, 2006 reflects an increase of 13% from $387.4 million in the prior-year quarter. Pharmaceutical Distribution gross profit of $834.5 million in the six months ended March 31, 2006 reflects an increase of 17% from $716.4 million in the prior-year period. The increases in gross profit were primarily due to increases in operating revenue, our strong performance under our fee-for-service agreements and the growth of our generic programs. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2006 was 3.16%, as compared to 3.21% in the prior-year quarter. The five basis point decline was due to the higher than average growth rate of our larger, lower margin customers, which offset the strong performance under our fee-for-service agreements and the growth of our generic programs. As a percentage of operating revenue, gross profit in the six months ended March 31, 2006 was 3.07%, as compared to 2.97% in the prior-year period. The ten basis point improvement was primarily due to our strong performance under our fee-for-service agreements, the growth of our generic programs, and an increase in profits related to pharmaceutical price increases, which were less than expected in the prior-year period, less the impact of the higher than average growth rate of our larger, lower margin customers.

The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $262.0 million in the quarter ended March 31, 2006 reflected an increase of 13% from $233.0 million in the prior-year quarter. Pharmaceutical Distribution operating expenses of $519.7 million in the six months ended March 31, 2006 reflected an increase of 12% from $465.1 million in the prior-year period. Increases in operating expenses are primarily related to our growth in operating revenue, operating expenses of our acquired companies and bad debt expense. As a percentage of operating revenue, operating expenses in the quarter ended March 31, 2006 were 1.89%, as compared to 1.93% in the prior-year quarter. As a percentage of operating revenue, operating expenses in the six months ended March 31, 2006 were 1.91%, as compared to 1.93% in the prior-year period. The operating expense percentages improved slightly in the quarter and six months ended March 31, 2006, as we continued to achieve productivity gains throughout the Company’s distribution network, resulting from our Optimiz® program. These productivity gains were largely offset by our investments made to strengthen our sales and marketing and information technology infrastructures.

Pharmaceutical Distribution operating income of $176.0 million in the quarter ended March 31, 2006 reflects an increase of 14% from $154.4 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended March 31, 2006 was 1.27%, as compared to 1.28% in the prior-year quarter. This percentage declined slightly in the quarter ended March 31, 2006 as improvements in gross profit were offset by an increase in operating expenses. Pharmaceutical Distribution operating income of $314.8 million in the six months ended March 31, 2006 reflected an increase of 25% from $251.3 million in the prior-year period. As a percentage of operating revenue, operating income in the six months ended March 31, 2006 was 1.16%, as compared to 1.04% in the prior-year period. This increase over the prior-year percentage was due primarily to the increase in gross profit in the six months ended March 31, 2006, as compared to the prior-year period.

PharMerica Segment Results

PharMerica operating revenue of $412.7 million for the quarter ended March 31, 2006 reflects an increase of 6% from $391.1 million in the prior-year quarter. Operating revenue for the six months ended March 31, 2006 increased 6% to $821.9 million from $776.7 million in the prior-year period. The increases in operating revenue

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

were due to increases in both the Long-Term Care and Workers’ Compensation businesses. The operating revenue growth rate in fiscal 2006 is expected to be in the mid-single digits. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented pursuant to the MMA as well as the implementation of the voluntary prescription drug benefit program for seniors thereunder) and the pharmaceutical inflation rate.

PharMerica gross profit of $113.4 million for the quarter ended March 31, 2006 reflects a decrease of 1% from $114.4 million in the prior-year quarter. PharMerica gross profit of $227.2 million for the six months ended March 31, 2006 reflects an increase of 3% from $221.2 million in the prior-year period. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2006 was 27.48%, compared to 29.25% in the prior-year quarter. As a percentage of operating revenue, gross profit in the six months ended March 31, 2006 was 27.64%, as compared to 28.47% in the prior-year period. During the quarter ended March 31, 2006, PharMerica’s total compensation, including supplier rebates, for servicing patients under coverage provided by Medicare Part D was less than the total compensation, including supplier rebates, it received in the prior-year quarter based on the Medicaid reimbursement rates then in place. Future gross profit will likely be impacted by industry competitive pressures and rates of reimbursement for services provided by both the Long-Term Care and Workers’ Compensation businesses, and rebate amounts from pharmaceutical manufacturers and the portion of any such rebates that may be retained by PharMerica.

PharMerica operating expenses of $97.2 million for the quarter ended March 31, 2006 increased 18% from $82.4 million in the prior-year quarter. PharMerica operating expenses of $192.5 million for the six months ended March 31, 2006 increased 16% from $165.7 million in the prior-year period. As a percentage of operating revenue, operating expenses increased to 23.56% in the quarter ended March 31, 2006 from 21.07% in the prior-year quarter. As a percentage of operating revenue, operating expenses increased to 23.42% in the six months ended March 31, 2006 from 21.33% in the prior-year period. The increases in PharMerica’s operating expenses were partly due to increases in bad debt expense of $3.5 million and $12.4 million in the three and six months ended March 31, 2006, respectively, in comparison to prior-year periods. Additionally, the quarter ended March 31, 2005 benefited from a $4.0 million reduction in sales and use tax liability due to favorable audit experience and other settlements. Lastly, increased costs of $2 million to $3 million were incurred by PharMerica during the quarter ended March 31, 2006 related to the implementation of Medicare Part D under the MMA, which became effective January 1, 2006.

PharMerica operating income of $16.2 million for the quarter ended March 31, 2006 decreased 49% from $32.0 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended March 31, 2006 was 3.92%, as compared to 8.17% in the prior-year quarter. The reduction in operating income was due to the aforementioned decrease in gross profit combined with an increase in the operating expenses. PharMerica operating income of $34.7 million for the six months ended March 31, 2006 decreased 38% from $55.5 million in the prior-year period. As a percentage of operating revenue, operating income in the six months ended March 31, 2006 was 4.22% as compared to 7.14% in the prior-year period. The reduction of operating income was due to an increase operating expenses. We believe PharMerica’s operating income margin in fiscal 2006 will continue to be impacted by industry competitive pressures and the reduced total compensation it is currently receiving for servicing patients covered by Medicare Part D under the MMA, as previously mentioned. As a result, we are currently estimating that PharMerica’s operating income as a percentage of operating revenue for the fiscal year ending September 30, 2006 will be between 4% and 5%.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at March 31, 2006, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,128	$—
$500,000, 5 7/8% senior notes due 2015	497,601	—
Other	4,883	—

Total fixed-rate debt	900,612	—

Variable-Rate Debt:
Blanco revolving credit facility due 2007	55,000	—
UK revolving credit facility due 2009	22,584	12,160
Canadian revolving credit facility due 2009	101,798	13,725
Senior revolving credit facility due 2009	—	689,315
Receivables securitization facility due 2007	—	700,000
Other	582	2,893

Total variable-rate debt	179,964	1,418,093

Total debt, including current portion	$1,080,576	$1,418,093

The Company’s $1.6 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

In March 2006, the Company entered into a £20 million multicurrency revolving credit facility (the “UK Credit Facility”) due March 2009 with a financial institution in connection with the Company’s acquisition of Brecon. Interest on borrowings under the UK Credit Facility accrues at specific rates based on the Company’s debt rating (0.675% over LIBOR or EURIBOR at March 31, 2006). The Company will pay quarterly facility fees to maintain the availability under the UK Credit Facility at specific rates based on the Company’s debt rating (0.175% at March 31, 2006). The Company may choose to repay or reduce its commitments under the UK Credit Facility at any time. The UK Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders and investments. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios. Brecon will utilize the UK Credit Facility as needed to finance its working capital requirements.

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent. Subsequently, additional borrowings were made by Trent to finance its working capital requirements. Interest on borrowings under the Canadian Credit Facility accrues at specific rates based on the Company’s debt rating (0.675% over LIBOR or Bankers’ Acceptance Stamping Fee Spread at March 31, 2006). The Company will pay quarterly facility fees to maintain the availability under the Canadian Credit Facility at specific rates based on the Company’s debt rating (0.20% at March 31, 2006). The Company may choose to repay or reduce its commitments under the Canadian Credit Facility at any time. The Canadian Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charge coverage ratios.

The $55 million Blanco revolving credit facility, which was scheduled to expire in April 2006, was amended and now expires in April 2007.

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

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At March 31, 2006, the Company had $180.0 million of variable-rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at March 31, 2006. The Company had $1.8 billion in cash and cash equivalents and short-term investment securities available-for-sale at March 31, 2006. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents and short-term investment securities available-for-sale would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of variable-rate net cash invested, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

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

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at March 31, 2006 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years

Debt, including interest payments	$1,519,962	$60,167	$187,821	$206,036	$1,065,938

Operating leases	291,363	71,581	107,438	60,578	51,766

Other commitments	1,251,829	105,859	277,877	270,447	597,646

Total	$3,063,154	$237,607	$573,136	$537,061	$1,715,350

In December 2004, the Company entered into a distribution agreement with an influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. We expect the manufacturer will receive FDA approval by the 2006/2007 influenza season. If the initial year of the purchase commitment begins in fiscal 2007, then the Company anticipates its purchase commitment for that year will approximate $66 million. The Company anticipates its total purchase commitment (assuming the commitment commences in fiscal 2007) will be approximately $1.1 billion. The influenza vaccine commitment is included in “Other commitments” in the above table.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In fiscal 2005, the Company decided to outsource a significant portion of its corporate and ABDC information technology activities and entered into a ten-year commitment, effective July 1, 2005, with IBM Global Services, which will assume responsibility for performing the outsourced information technology activities following the completion of certain transition matters. The Company estimates that it will incur approximately $23 million of transition costs in connection with this plan. These transition costs will include employee severance and other contract expenses. Through March 31, 2006, the Company has incurred approximately $20.5 million of these costs. The minimum commitment under the outsourcing arrangement is approximately $200 million (excluding the above-mentioned transition costs) over a ten-year period; however, the Company believes it will likely spend between $300 million and $400 million under the outsourcing arrangement to maintain and improve its information technology infrastructure during that period. The Company has included the minimum contractual commitment of $200 million in “Other commitments” in the above table.

During the six months ended March 31, 2006, the Company’s operating activities provided $702.6 million of cash as compared to $1.2 billion in the prior-year period. Cash provided by operations during the six months ended March 31, 2006 was principally the result of net income of $226.3 million, non-cash items of $106.0 million, and an increase in accounts payable, accrued expenses and income taxes of $975.1 million, offset by an increase in accounts receivable of $293.4 million and an increase in merchandise inventories of $305.2 million. The increase in accounts payable is primarily a result of our operating revenue increase, additional business days in March 2006 in comparison to September 2005, and the timing of payments to our suppliers. Merchandise inventories at March 31, 2006 were $4.4 billion and we continue to expect inventory levels to be in the range of $4.0 billion and $4.5 billion by the end of fiscal 2006. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 12.0 times in the six months ended March 31, 2006 from 9.5 times in the prior-year period. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other agreements, and a reduction in the number of distribution facilities. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 15.8 days in the six months ended March 31, 2006 from 15.5 days in the prior-year period. This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Average days sales outstanding for the PharMerica segment were 43.6 days in the six months ended March 31, 2006 compared to 39.1 days in the prior-year period. The increase in PharMerica’s average days sales outstanding is primarily due to changes made by PharMerica related to the implementation of Medicare Part D under the MMA. Operating cash uses during the six months ended March 31, 2006 included $28.6 million in interest payments and $53.8 million of income tax payments, net of refunds. The Company currently expects cash flow from operations in fiscal 2006 to be between $600 million and $700 million as cash provided by net income in the next six months is expected to offset an expected increase in working capital during that period. This estimate exceeds the Company’s prior estimate which was between $500 million and $600 million.

During the six months ended March 31, 2005, the Company’s operating activities provided $1.2 billion of cash as compared to cash provided of $22.0 million in the prior-year period. Cash provided by operations during the six months ended March 31, 2005 was principally the result of net income of $150.4 million; an increase in accounts payable, accrued expenses and income taxes of $664.8 million; a decrease in merchandise inventories of $462.0 million; and non-cash items of $92.0 million, offset partially by an increase in accounts receivable of $184.0 million. The increase in accounts payable, accrued expenses and income taxes is primarily due to the timing of purchases of merchandise inventories and cash payments to our vendors. Accounts payable increased toward the end of March 2005 due to larger than normal merchandise inventory purchases. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 9.5 times in the six months ended March 31, 2005 from 7.9 times in the prior-year period. The improvement was derived from lower average inventory levels due to an increase in the number of inventory management and other vendor agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. Average days sales outstanding for the Pharmaceutical Distribution segment decreased to 15.5 days in the six months ended

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

March 31, 2005 from 17.4 days in the prior-year period. Average days sales outstanding for the PharMerica segment were 39.1 days in the six months ended March 31, 2005 compared to 38.4 days in the prior-year period. Operating cash uses during the six months ended March 31, 2005 included $47.6 million in interest payments and $80.0 million of income tax payments, net of refunds.

Capital expenditures for the six months ended March 31, 2006 were $60.1 million and related principally to the construction of one of the new distribution facilities, information technology and warehouse automation.

Capital expenditures for the six months ended March 31, 2005 were $123.2 million and related principally to the construction of the new distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation.

During the six months ended March 31, 2006, the Company acquired Trent for a purchase price of $81.1 million, NMCR for a purchase price of $86.6 million, Brecon for a purchase price of $50.2 million, and Asenda for a purchase price of $18.2 million. The purchase price paid for each acquisition above is subject to a working capital adjustment. Additionally, the Brecon acquisition is subject to a contingent payment of up to approximately $19 million based on Brecon achieving certain earnings targets in calendar 2006.

Cash used in investing activities in the six months ended March 31, 2006 also included purchases of investment securities of $1.6 billion, proceeds from the sale of investment securities of $1.2 billion, and $28.1 million from two sale-leaseback transactions entered into by the Company with financial institutions relating to equipment previously acquired for our new distribution facilities.

Cash used in investing activities for the six months ended March 31, 2005 also included purchases of investment securities of $391.3 million, proceeds from the sale of investment securities of $91.5 million, and $20.7 million from two sale-leaseback transactions entered into by the Company with a financial institution.

Cash provided by financing activities during the six months ended March 31, 2006 includes $124.9 million of net borrowings under the Canadian Credit Facility and the UK Credit Facility, which were entered into in connection with the Trent and Brecon acquisitions, respectively.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-current availability to $750 million, and the total repurchase program to approximately $844 million. During the six months ended March 31, 2006, the Company purchased 3.3 million shares of common stock for a total of $132.2 million. As of March 31, 2006, the Company had $617.8 million of availability remaining under the share repurchase program. From April 1, 2006 to May 5, 2006, the Company purchased an additional 3,828,000 shares of its common stock for $167.3 million.

During the six months ended March 31, 2005, the Company repaid the remaining $180.0 million outstanding under its then existing term loan facility. Additionally, during the six months ended March 31, 2005, the Company acquired $675.3 million of its common stock outstanding.

On November 15, 2005, the Company’s board of directors declared a 100% increase in the quarterly dividend rate to $0.05 per common share from $0.025 per common share, which was paid on December 12, 2005 to stockholders of record as of close of business on November 25, 2005. Subsequent quarterly cash dividends have been adjusted proportionally to reflect the Company’s two-for-one stock split. On February 9, 2006, the Company’s board of director’s declared a cash dividend of $0.025 per share, which was paid on March 6, 2006 to stockholders of record as of the close of business on February 20, 2006. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Issued Financial Accounting Standard

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation granted subsequent to September 30, 2005 over its requisite service periods. During the six months ended March 31, 2006, the Company recorded $6.6 million of share-based compensation expense. Previous periods were not retrospectively adjusted. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees (see Note 8 for further details).

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plan to consolidate its distribution network. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: competitive pressures; the loss of one or more key customer or supplier relationships; customer defaults or insolvencies; changes in customer mix; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes; changes in U.S. government policies (including reimbursement changes arising from the Medicare Modernization Act); declines in the amounts of market share rebates offered by pharmaceutical manufacturers to the PharMerica long-term care business, declines in the amounts of rebates that the PharMerica Long-Term Care business can retain, and/or the inability of the business to offset the rebate reductions that have already occurred or any rebate reductions that may occur in the future; market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; the Pharmaceutical Distribution segment’s ability to continue to successfully transition its business model to fee-for-service; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar—Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; and other economic, business, competitive, legal, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act of 1934.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s most significant market risk is the effect of fluctuations in interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 above on page 39.

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2006 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

During the fiscal quarter ended September 30, 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The outsourced services primarily include management of applications and hardware as well as systems design and development. The Company retains responsibility and authority for application selection, hardware selection, technology strategy and standards for technology use. Management has implemented or has monitored the implementation by IBM Global Services, of controls over the outsourced activities and believes such controls were adequate to ensure that the outsourcing did not materially affect internal control over financial reporting during the fiscal quarter ended March 31, 2006.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s then-existing senior notes and in the credit agreement for the Company’s senior credit facility. Through June 30, 2005, the Company had purchased $94.2 million of its common stock under this program for a weighted average price of $65.50. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program by approximately $394 million, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. The increase in repurchase authority was subject to the completion of the tender and repurchase of the Company’s $500 million principal amount 8 1/8% senior notes due 2008 and $300 million principal amount 7 1/4% senior notes due 2012 and the offering and sale of $400 million principal amount 5 5/8% senior notes due 2012 and $500 million principal amount 5 7/8% senior notes due 2015 (collectively, the “Refinancing”). The Refinancing was completed in September 2005.

The following table sets forth the number of shares purchased and the average price paid per share during the quarter ended March 31, 2006, and the dollar value that may yet be purchased under this program as of March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the $844 Million Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the $844 Million Program
February 1 to February 28	1,006,600	$43.00	6,215,082	617,829,232

Total	1,006,600	$43.00

From April 1, 2006 to May 5, 2006, the Company purchased an additional 3,828,000 shares of its common stock for a total cost of $167.3 million.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on February 9, 2006 in Philadelphia, Pennsylvania. At the meeting, the stockholders of the Company were asked to vote upon the following matters and cast their votes as set forth below.

Election of Directors. The two nominees each were elected to a three-year term expiring in 2008 by the following vote:

Nominee	For	Withheld
Richard C. Gozon	172,081,395	3,930,297
J. Lawrence Wilson	172,118,442	3,893,250

Directors whose term of office continued after the Annual Meeting were: Edward E. Hagenlocker, Kurt J. Hilzinger and Henry W. McGee, each of whose terms expire in 2007, and Rodney H. Brady, Charles H. Cotros, Jane E. Henney, M.D. and R. David Yost, each of whose terms expire in 2007.

Increase Shares. The proposed amendment of the Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue was approved by the following vote:

For	Withheld
146,980,328	29,031,364

2002 Incentive Plan. The proposed amendments to the AmerisourceBergen Corporation 2002 Management Stock Incentive Plan were approved by the following vote:

For	Withheld
134,873,983	41,137,709

Independent Registered Public Accountants. The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2006 was ratified by the following vote:

Nominee	For	Withheld
Ernst & Young LLP	174,246,517	1,765,175

ITEM 6.	Exhibits.

(a) Exhibits:

10.1	Multicurrency Revolving Credit Facility dated March 1, 2006 between AmerisourceBergen Corporation, Brecon Holdings Limited and Barclays Bank PLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

/s/ R. DAVID YOST
R. David Yost Chief Executive Officer

/s/ MICHAEL D. DICANDILO
Michael D. DiCandilo Executive Vice President and Chief Financial Officer

May 8, 2006