Form 10-Q
period 2006-06-30
AMERISOURCEBERGEN CORP
filed 2006-08-08
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2006 was 201,564,381.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS	June 30, 2006	September 30, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,658,340	$966,553
Short-term investment securities available-for-sale	-	349,130
Accounts receivable, less allowances for returns and doubtful accounts:
$414,961 at June 30, 2006 and $420,538 at September 30, 2005	3,146,606	2,640,646
Merchandise inventories	4,471,178	4,003,690
Prepaid expenses and other	28,451	27,673
Total current assets	9,304,575	7,987,692
Property and equipment, at cost:
Land	35,987	43,676
Buildings and improvements	250,787	267,847
Machinery, equipment and other	541,925	484,671
Total property and equipment	828,699	796,194
Less accumulated depreciation	316,076	281,436
Property and equipment, net	512,623	514,758
Other assets:
Goodwill	2,574,021	2,431,568
Intangibles, deferred charges and other	475,823	447,156
Total other assets	3,049,844	2,878,724
TOTAL ASSETS	$12,867,042	$11,381,174

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2006	September 30, 2005
	(Unaudited)
Current liabilities:
Accounts payable	$6,529,909	$5,292,253
Accrued expenses and other	381,752	335,650
Current portion of long-term debt	2,545	1,232
Accrued income taxes	89,014	52,093
Deferred income taxes	436,774	370,868
Total current liabilities	7,439,994	6,052,096

Long-term debt, net of current portion	1,082,212	951,479
Other liabilities	114,556	97,242

Stockholders’ equity:
Common stock, $.01 par value – authorized, issued and outstanding: 600,000,000 shares, 234,750,427 shares and 201,232,477 shares at June 30, 2006, respectively, and 300,000,000 shares, 231,286,652 shares and 209,752,840 shares at September 30, 2005, respectively	2,348	2,312
Additional paid-in capital	3,440,048	3,314,060
Retained earnings	1,934,257	1,604,093
Accumulated other comprehensive loss	(25,115)	(24,814)
Treasury stock, at cost: 33,517,950 shares at June 30, 2006 and 21,533,812 shares at September 30, 2005	(1,121,258)	(615,294)
Total stockholders’ equity	4,230,280	4,280,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,867,042	$11,381,174

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005
Operating revenue	$14,446,280	$12,603,893	$42,031,309	$37,047,741
Bulk deliveries to customer warehouses	1,240,035	1,228,073	3,528,832	3,611,227
Total revenue	15,686,315	13,831,966	45,560,141	40,658,968
Cost of goods sold	15,129,136	13,329,897	43,913,821	39,200,558
Gross profit	557,179	502,069	1,646,320	1,458,410
Operating expenses:
Distribution, selling and administrative	346,394	310,112	1,017,366	900,183
Depreciation	18,767	17,114	54,276	52,687
Amortization	3,260	2,488	8,987	7,616
Facility consolidations, employee severance, and other	(86)	3,747	12,318	10,717
Impairment charge	-	-	-	5,259
Operating income	188,844	168,608	553,373	481,948
Other loss (income)	87	291	(4,956)	(1,150)
Interest (income) expense, net	(584)	11,271	13,272	47,868
Loss on early retirement of debt	-	-	-	1,015
Income from continuing operations before income taxes and cumulative effect of change in accounting	189,341	157,046	545,057	434,215
Income taxes	69,873	57,202	199,023	163,636
Income from continuing operations before cumulative effect of change in accounting effect of change in accounting	119,468	99,844	346,034	270,579
Loss from discontinued operations, net of tax (Note 3)	-	5,067	298	15,263
Cumulative effect of change in accounting, net of tax of $6,341 (Note 1)	-	-	-	10,172
Net income	$119,468	$94,777	$345,736	$245,144

Earnings per share:
Basic earnings per share:
Continuing operations	$0.58	$0.48	$1.67	$1.27
Discontinued operations	-	(0.02)	-	(0.07)
Cumulative effect of change in accounting	-	-	-	(0.05)
Net income	$0.58	$0.46	$1.67	$1.15
Diluted earnings per share:
Continuing operations	$0.58	$0.48	$1.65	$1.26
Discontinued operations	-	(0.02)	-	(0.07)
Cumulative effect of change in accounting	-	-	-	(0.05)
Rounding	-	(0.01)	-	-
Net income	$0.58	$0.45	$1.65	$1.14
Weighted average common shares outstanding:
Basic	204,830	207,564	207,061	212,632
Diluted	207,335	208,840	209,503	217,522
Cash dividends declared per share of common stock	$0.025	$0.0125	$0.075	$0.0375

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$345,736	$245,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	59,976	56,672
Amortization, including amounts charged to interest expense	11,903	10,900
Provision on accounts receivable	32,362	14,411
Provision for deferred income taxes	49,204	27,686
Employee stock compensation	11,512	776
Other (income) loss	(4,956)	4,109
(Gain) loss on disposal of property and equipment	(20,384)	1,356
Loss on early retirement of debt	-	1,015
Loss on sale of discontinued operations	468	10,649
Cumulative effect of change in accounting, net of tax	-	10,172
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(447,740)	(191,377)
Merchandise inventories	(422,937)	546,695
Prepaid expenses and other assets	(3,551)	5,665
Accounts payable, accrued expenses and income taxes	1,273,582	507,342
Other	(500)	(665)
NET CASH PROVIDED BY OPERATING ACTIVITIES	884,675	1,250,550
INVESTING ACTIVITIES
Capital expenditures	(89,174)	(163,592)
Cost of acquired companies, net of cash acquired, and other	(248,718)	(3,460)
Proceeds from sale-leaseback transactions	28,143	22,211
Proceeds from sale of property and equipment	45,799	-
Proceeds from sale of equity investment and eminent domain settlement	7,582	-
Proceeds from sale of discontinued operations	-	3,560
Purchases of investment securities available-for-sale	(1,712,970)	(612,775)
Proceeds from sale of investment securities available-for-sale	2,062,100	303,615
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	92,762	(450,441)
FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	123,817	-
Long-term debt repayments	-	(280,000)
Purchases of common stock	(505,964)	(786,192)
Exercise of stock options, including excess tax benefit of $18,818 in 2006	115,714	91,773
Cash dividends on common stock	(15,570)	(7,992)
Deferred financing costs and other	(2,610)	(3,836)
Common stock purchases for employee stock purchase plan	(1,037)	(634)
NET CASH USED IN FINANCING ACTIVITIES	(285,650)	(986,881)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	691,787	(186,772)
Cash and cash equivalents at beginning of period	966,553	871,343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,658,340	$684,571

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for the interim periods ended June 30, 2006 and 2005 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Short-Term Investment Securities

As of September 30, 2005, the Company had $349.1 million of investments in tax-exempt variable rate demand notes. These investment securities, which had been classified as cash and cash equivalents, were reclassified at September 30, 2005 as short-term investments available-for-sale on the Company’s consolidated balance sheet. The Company’s consolidated statement of cash flows for the nine months ended June 30, 2005 also reflects reclassifications of net purchases of short-term investment securities of $309.2 million as an increase to net cash used in investing activities. Although the underlying maturities of these investments were long-term in nature, the investments were classified as short-term because they were automatically reinvested within a seven-day period unless the Company provided notice of intent to liquidate to the broker. The interest rate payable on these investments resets with each reinvestment. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The bonds are issued by municipalities and other tax-exempt entities, but are backed by letters of credit from the banking institutions that broker the debt placements. All of the Company’s short-term investments are held in the custody of major financial institutions.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Change in Accounting Method

During fiscal 2005, the Company changed its method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. The Company previously recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. The Company now records cash discounts as a component of inventory cost and recognizes such discounts as a reduction of cost of goods sold upon the sale of the inventory. The Company’s operating results for the nine months ended June 30, 2005 included a $10.2 million charge for the cumulative effect of change in accounting (net of income taxes of $6.3 million).

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods. During the three and nine months ended June 30, 2006, the Company recorded $4.9 million and $11.5 million, respectively, of share-based compensation expense. Previous periods were not retrospectively adjusted (see Note 8 for further details).

In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

Note 2.    Acquisitions

In October 2005, the Company acquired Trent Drugs (Wholesale) Ltd. (“Trent”), one of the largest pharmaceutical distributors in Canada, for a purchase price of $81.1 million, which included the payment of Trent debt of $41.3 million at closing. The acquisition of Trent has provided the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. In the twelve months ended September 30, 2005, Trent’s operating revenues were approximately $500 million. In January 2006, the Company changed the name of Trent to AmerisourceBergen Canada Corporation. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $32.7 million, which was allocated to goodwill. Significant tangible assets acquired included accounts receivable and merchandise inventories totaling $55.7 million and $36.5 million, respectively. Accounts payable and accrued liabilities assumed totaled $53.9 million. Intangible assets acquired of $7.4 million consisting of customer relationships are being amortized over their weighted average life of 7 years.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In February 2006, the Company acquired Network for Medical Communication & Research, LLC (“NMCR”), a privately held provider of accredited continuing medical education (“CME”) for physicians and analytical research for the oncology market, for a purchase price of $86.6 million, net of a working capital adjustment. The acquisition of NMCR expands AmerisourceBergen Specialty Group’s presence in its market-leading oncology distribution and services businesses. The CME business of NMCR complements Imedex, the Company’s accredited CME business. In the twelve months ended December 31, 2005, NMCR’s operating revenues were approximately $38 million. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $69.0 million, which was allocated to goodwill. Intangible assets acquired of $20.1 million primarily consist of trade names of $3.2 million and customer relationships of $16.1 million. Customer relationships are being amortized over their weighted average life of 8 years.

In March 2006, the Company acquired Brecon Pharmaceuticals Limited (“Brecon”), a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers, for a purchase price of $50.2 million. The purchase price is subject to a working capital adjustment and a contingent payment of up to approximately $19 million if Brecon achieves specific earnings targets in calendar year 2006. The acquisition of Brecon enhances the Company’s packaging business and provides the added capability to offer pharmaceutical manufacturers contract packaging and CTM services in new geographical regions. In the twelve months ended December 31, 2005, Brecon’s operating revenues were approximately $22 million. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $29.0 million, which was allocated to goodwill. Intangible assets acquired of $11.8 million primarily consist of trade names of $5.8 million and customer relationships of $6.0 million. Customer relationships are being amortized over their weighted average life of 7 years.

In March 2006, AmerisourceBergen Canada Corporation acquired substantially all of the assets of Asenda Pharmaceutical Supplies Ltd (“Asenda”), a Canadian pharmaceutical distributor that operated primarily in British Columbia and Alberta, for a purchase price of $18.2 million. The purchase price is subject to a working capital adjustment. The Asenda acquisition strengthens the Company’s position in western Canada. In the twelve months ended December 31, 2005, Asenda’s operating revenues were approximately $172 million. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $5.0 million, which was allocated to goodwill. Significant tangible assets acquired included accounts receivable and merchandise inventories totaling $17.5 million in the aggregate. Accounts payable and accrued liabilities assumed totaled $6.9 million. Intangible assets acquired of $1.8 million primarily consist of customer relationships and are being amortized over their weighted average life of 5 years.

In April 2006, the long-term care business of the Company’s PharMerica reporting segment acquired certain assets of a technology solution company for $12.6 million. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $8.1 million, which was allocated to goodwill. The primary asset acquired was $4.4 million of software that provides long-term care facilities with safe and efficient electronic medication management, and will be amortized over its useful life of 5 years.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.    Discontinued Operations

In July 2005, the Company sold substantially all of the assets of Bridge Medical, Inc. (“Bridge”), a component of the Company’s Pharmaceutical Distribution reportable segment, for $11.0 million. During fiscal 2005, the Company recorded an estimated loss on the sale of the business of $4.6 million, net of tax. In December 2004, the Company sold Rita Ann Distributors (“Rita Ann”), a component of its Pharmaceutical Distribution reportable segment, for $3.6 million. During fiscal 2005, the Company recorded an estimated loss on the sale of Rita Ann of $6.5 million, net of tax. During the nine months ended June 30, 2006, the Company recorded an additional loss of $0.3 million, net of tax, relating to the sales of Bridge and Rita Ann.

Operating revenue and loss before income taxes of Bridge and Rita Ann, in the aggregate, were $1.3 million and $2.1 million during the quarter ended June 30, 2005. Operating revenue and loss before income taxes of Bridge and Rita Ann, in the aggregate, were $12.3 million and $7.8 million during the nine months ended June 30, 2005.

Note 4.    Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2006 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2005	$2,167,922	$263,646	$2,431,568
Goodwill recognized in connection with acquisitions (see Note 2)	135,404	8,086	143,490
Other	(1,037)	-	(1,037)
Goodwill at June 30, 2006	$2,302,289	$271,732	$2,574,021

Following is a summary of other intangible assets (in thousands):

	June 30, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortizable intangibles – trade names	$264,089	$-	$264,089	$254,782	$-	$254,782
Amortizable intangibles – customer relationships and other	106,362	(37,813)	68,549	75,504	(29,188)	46,316
Total other intangible assets	$370,451	$(37,813)	$332,638	$330,286	$(29,188)	$301,098

Amortization expense for other intangible assets was $9.0 million and $7.6 million in the nine months ended June 30, 2006 and 2005, respectively. Amortization expense for other intangible assets is estimated to be $13.0 million in fiscal 2006, $13.1 million in fiscal 2007, $9.1 million in fiscal 2008, $7.6 million in fiscal 2009, $7.3 million in fiscal 2010, and $27.4 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5.    Debt

Debt consisted of the following (in thousands):

	June 30, 2006	September 30, 2005
Blanco revolving credit facility at 5.86% and 4.53%, respectively, due 2007	$55,000	$55,000
AmerisourceBergen securitization financing due 2007	-	-
Senior revolving credit facility due 2009	-	-
Canadian revolving credit facility at 4.97% due 2009	103,915	-
UK revolving credit facility at 5.27% due 2009	25,878	-
$400,000, 5 5/8% senior notes due 2012	398,189	398,010
$500,000, 5 7/8% senior notes due 2015	497,665	497,508
Other	4,110	2,193
Total debt	1,084,757	952,711
Less current portion	2,545	1,232
Total, net of current portion	$1,082,212	$951,479

In April 2006, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2007. The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at June 30, 2006 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Borrowings under the Blanco Credit Facility previously accrued interest at LIBOR plus 90 basis points. As a result of the amendment, interest on borrowings under the Blanco Credit Facility now accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR at June 30, 2006). Additionally, the Company will now pay quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (0.175% at June 30, 2006).

In March 2006, the Company entered into a £20 million multicurrency revolving credit facility (the “UK Credit Facility”) due March 2009 with a financial institution in connection with the Company’s acquisition of Brecon. Interest on borrowings under the UK Credit Facility accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR or EURIBOR at June 30, 2006). The Company will pay quarterly facility fees on the full amount of the facility to maintain the availability under the UK Credit Facility at specific rates based on the Company’s debt rating (0.15% at June 30, 2006). The Company may choose to repay or reduce its commitments under the UK Credit Facility at any time. Borrowings under the UK Credit Facility are guaranteed by the Company. The UK Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders and investments. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios.

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent. Interest on borrowings under the Canadian Credit Facility accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR or Bankers’ Acceptance Stamping Fee Spread at June 30, 2006). The Company will pay quarterly facility fees on the full amount of the facility to maintain the availability

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

under the Canadian Credit Facility at specific rates based on the Company’s debt rating (0.175% at June 30, 2006). The Company may choose to repay or reduce its commitments under the Canadian Credit Facility at any time. Borrowings under the Canadian Credit Facility are guaranteed by the Company. The Canadian Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charge coverage ratios.

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

Note 6.    Stockholders’ Equity and Earnings Per Share

In November 2005, the Company’s board of directors declared a 100% increase in the Company’s quarterly dividend rate per share of common stock. Additionally, the Company declared a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. During the three and nine months ended June 30, 2006, the Company purchased 8.7 million and 12.0 million shares of common stock for a total of $373.8 million and $506.0 million, respectively. As of June 30, 2006, the Company had $244.3 million of availability remaining under the share repurchase program. In July 2006, the Company purchased an additional 0.1 million shares of its common stock for a total cost of $5.6 million.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods plus the dilutive effect of stock options and restricted stock. Additionally, the diluted calculation for the nine months ended June 30, 2005 considers the 5% convertible subordinated notes as if converted during the period that the notes were outstanding and, therefore, the after-tax effect of interest expense related to these notes is added back to income from continuing operations in determining income from continuing operations available to common stockholders for that period. On January 3, 2005, the Company completed the redemption of the 5% convertible subordinated

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

notes (see Note 5 for further details). As a result, no amounts were added back to income from continuing operations for the after-tax effect of interest expense for the three and nine months ended June 30, 2006.

	Three months ended June 30,		Nine months ended June 30,

(in thousands)	2006	2005	2006	2005
Income from continuing operations before cumulative effect of change in accounting	$119,468	$99,844	$346,034	$270,579
Interest expense – convertible subordinated notes, net of income taxes	-	-	-	2,539
Income from continuing operations available to common stockholders	$119,468	$99,844	$346,034	$273,118
Weighted average common shares outstanding – basic	204,830	207,564	207,061	212,632
Effect of dilutive securities:
Stock options and restricted stock	2,505	1,276	2,442	1,026
Convertible subordinated notes	-	-	-	3,864
Weighted average common shares outstanding – diluted	207,335	208,840	209,503	217,522

Note 7.    Defined Benefit Plans

The following table provides the pension expense and postretirement benefit expense recorded by the Company:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Pension expense	$1,858	$1,879	$5,663	$5,513
Postretirement benefit expense	303	248	908	744

The Company contributed $9.3 million and $5.9 million to its funded plans during the nine months ended June 30, 2006 and 2005, respectively.

Note 8.    Stock Compensation Plans

The Company has a number of stock-related compensation plans, including stock option, employee stock purchase and restricted stock plans, which are described in Note 9 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Through September 30, 2005, the Company accounted for its stock option and employee stock purchase plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Under APB No. 25, because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. As previously noted, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow ($18.8 million for the nine months ended June 30, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees.

Employee options generally vest ratably, in equal annual amounts, over a four-year service period and non-employee director options vest ratably, in equal annual amounts, over a three-year service period. The fair values of all option grants are expensed as compensation on a straight-line basis over the requisite service periods of the awards and are net of estimated forfeitures. Beginning January 1, 2005, the Company began to estimate the fair values of option grants using a binomial option pricing model. Expected volatilities are based on the historical volatility of our common stock and other factors, such as implied market volatility. We use historical exercise data, taking into consideration the optionees’ ages at grant date, to estimate the terms for which the options are expected to be outstanding. The Company anticipates that the terms of options granted in the future will be similar to those granted in the past. The risk-free rates during the terms of such options are based on the U.S. Treasury yield curve in effect at the time of grant. Prior to January 1, 2005, the fair values relating to all options granted were estimated using the Black-Scholes option pricing model.

The following assumptions were used to estimate the fair values of options granted:

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005
Weighted average risk-free interest rate	4.58%	4.11%	4.58%	4.10%
Expected dividend yield	0.23%	0.17%	0.23%	0.17%
Weighted average volatility of common stock	25.72%	27.92%	25.73%	27.98%
Weighted average expected life of the options	4.17 years	4.50 years	4.17 years	4.50 years

Restricted shares generally vest in full after three years. The fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years.

During the three months ended June 30, 2006, the Company recorded $4.9 million of share-based compensation expense, which was comprised of stock option expense of $3.5 million, employee stock purchase plan expense of $0.4 million and restricted stock expense of $1.0 million. During the nine months ended June 30, 2006, the Company recorded $11.5 million of share-based compensation expense, which was comprised of stock option expense of $8.6 million, employee stock purchase plan expense of $1.1 million and restricted stock expense of $1.8 million. The Company estimates it will record share-based compensation expense of approximately $16 million in fiscal 2006.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table illustrates the impact of share-based compensation on reported amounts:

(in thousands, except per share data)	Three months ended June 30, 2006		Nine months ended June 30, 2006
	As Reported	Impact of Share-Based Compensation Expense	As Reported	Impact of Share-Based Compensation Expense
Operating income	$188,844	$4,863	$553,373	$11,512
Income from continuing operations	119,468	3,069	346,034	7,310
Net income	119,468	3,069	345,736	7,310

Earnings per share:
Basic	$0.58	$0.01	$1.67	$0.04
Diluted	$0.58	$0.01	$1.65	$0.03

A summary of the Company’s stock option activity and related information for its option plans for the nine months ended June 30, 2006 is presented below:

	Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at September 30, 2005	16,123	$29
Granted	2,496	43
Exercised	(3,452)	28
Forfeited	(227)	33
Outstanding at June 30, 2006	14,940	$32	7 years	$154,049
Exercisable at June 30, 2006	9,499	$29	6 years	$121,323

The weighted average fair value of stock options granted during the nine months ended June 30, 2006 and 2005 was $10.56 and $8.32, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2006 and changes during the nine months ended June 30, 2006 is presented below:

	Options (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	4,200	$8
Granted	2,496	11
Vested	(1,117)	8
Forfeited	(138)	9
Nonvested at June 30, 2006	5,441	$9

Expected future compensation expense relating to the 5.4 million nonvested options outstanding as of June 30, 2006 is $39.8 million over a weighted-average period of 3.1 years.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

A summary of the status of the Company’s restricted shares as of June 30, 2006 and changes during the nine months ended June 30, 2006 is presented below:

	Restricted Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	58	$30
Granted	286	43
Vested	(7)	29
Forfeited	(6)	42
Nonvested at June 30, 2006	331	$41

Expected future compensation expense relating to the 0.3 million restricted shares outstanding as of June 30, 2006 is $9.5 million over a weighted-average period of 2.3 years.

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

(in thousands, except per share data)	Three months ended June 30, 2005	Nine months ended June 30, 2005
Net income, as reported	$94,777	$245,144
Add: Stock-related compensation expense included in reported net income, net of income taxes	93	452
Deduct: Stock-related compensation expense determined under the fair value method, net of income taxes	(1,641)	(3,343)
Pro forma net income	$93,229	$242,253
Earnings per share:
Basic, as reported	$0.46	$1.15
Basic, pro forma	$0.45	$1.14
Diluted, as reported	$0.45	$1.14
Diluted, pro forma	$0.45	$1.13

Note 9.    Facility Consolidations, Employee Severance and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network numbering in the mid-20s prior to end of fiscal 2007 and to have successfully completed the outsourcing of the aforementioned information technology activities by the end of fiscal 2006. The plan includes building six new facilities (all of which are currently operational) and closing facilities (28 of which have been closed through June 30, 2006). The last new facility

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

opened during the quarter ended June 30, 2006. The Company anticipates closing six distribution facilities during fiscal 2006 (five of which have been closed as of June 30, 2006), thereby reducing the Company’s total number of distribution facilities to 28 by the end of the fiscal year.

During the nine months ended June 30, 2006, the Company recorded $5.7 million of employee severance and lease cancellation costs primarily related to the fiscal 2006 facility closures and the elimination of duplicative administrative functions and $8.7 million of transition costs associated with the outsourcing of information technology activities.

As of June 30, 2006, approximately 240 employees had received termination notices as a result of the fiscal 2006 facility closures and the elimination of duplicative administrative functions, of which approximately 200 have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be closed are identified and specific plans are approved and announced. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

Facility consolidations, employee severance and other during the quarter ended June 30, 2006 included a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California, and a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999 (see Bergen Brunswig Matter under Note 10 for further information). The total compensation accrual due to the former chief executive officer as of June 30, 2006 was $19.4 million and is a component of employee severance in the following table.

As of June 30, 2006, the Company had incurred $1.3 million of costs related to the planned spin-off of its PharMerica long-term care business (see Note 13 for further information).

The following table displays the activity in accrued expenses and other from September 30, 2005 to June 30, 2006 related to the integration plan and the Bergen Brunswig Matter discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2005	$10,738	$7,083	$17,821
Expense recorded during the period	20,509	7,779	28,288
Payments made during the period	(6,794)	(8,932)	(15,726)
Balance as of June 30, 2006	$24,453	$5,930	$30,383

The employee severance balance as of September 30, 2005 was revised to include the balance of the compensation accrual to the former chief executive officer of Bergen Brunswig.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.    Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including the matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

New York Attorney General Subpoena

In April 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchases pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. The Company has not been advised of any allegations of misconduct by the Company. The Company has engaged in discussions with the NYAG, initially to clarify the scope of the subpoena and subsequently to provide background information requested by the NYAG. The Company has produced responsive information and documents and will continue to cooperate with the NYAG. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this matter.

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action in the Superior Court of California, County of Orange (the “Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit in the amount of $14.4 million plus interest at the rate of ten percent per annum from August 29, 2001. With an offset for the amount previously paid to the executive, the total award to the executive amounts to $19.4 million, of which $13.9 million was recorded in the quarter ended June 30, 2006. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company have appealed the ruling of the Court.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Antitrust Litigation Settlements

During the quarter ended June 30, 2006 and 2005, the Company recognized gains of $4.6 million and $21.3 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. During the nine months ended June 30, 2006 and 2005, the Company recognized gains of $32.0 million and $40.1 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains, which are net of attorneys’ fees and estimated payments due to other parties, were recorded as reductions of cost of goods sold in the Company’s consolidated statements of operations.

Note 12.    Business Segment Information

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States and Canada. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group.

The PharMerica reportable segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”). The PharMerica reportable segment is comprised of a single operating segment.

The following tables present reportable segment information for the three and nine months ended June 30 (in thousands):

	Revenue
	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Pharmaceutical Distribution	$14,233,624	$12,426,079	$41,459,337	$36,536,623
PharMerica	424,026	393,031	1,245,969	1,169,742
Intersegment eliminations	(211,370)	(215,217)	(673,997)	(658,624)
Operating revenue	14,446,280	12,603,893	42,031,309	37,047,741

Bulk deliveries to customer warehouses	1,240,035	1,228,073	3,528,832	3,611,227
Total revenue	$15,686,315	$13,831,966	$45,560,141	$40,658,968

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Pharmaceutical Distribution	$156,718	$130,486	$471,545	$381,736
PharMerica	27,483	20,600	62,161	76,094
Facility consolidations, employee severance and other	86	(3,747)	(12,318)	(10,717)
Gain on antitrust litigation settlements	4,557	21,269	31,985	40,094
Impairment charge	-	-	-	(5,259)
Total operating income	188,844	168,608	553,373	481,948
Other loss (income)	87	291	(4,956)	(1,150)
Interest (income) expense, net	(584)	11,271	13,272	47,868
Loss on early retirement of debt	-	-	-	1,015
Income from continuing operations before income taxes and cumulative effect of change in accounting	$189,341	$157,046	$545,057	$434,215

Segment operating income is evaluated before other loss (income); interest (income) expense, net; loss on early retirement of debt; facility consolidations, employee severance and other; gain on antitrust litigation settlements and the impairment charge. All corporate office expenses are allocated to the two reportable segments.

Note 13.    Subsequent Events

In July 2006, the Company announced that a wholly-owned subsidiary, AmerisourceBergen Canada Corporation, signed an agreement to acquire Rep-Pharm, Inc. (“Rep-Pharm”). Rep-Pharm, which generated revenue of more than $600 million during the last 12 months, distributes pharmaceuticals primarily to retail community pharmacies in the Canadian provinces of Ontario, Quebec and Alberta. The acquisition continues the Company’s expansion of its pharmaceutical distribution capabilities in Canada and is expected to be completed by September 30, 2006. The Company anticipates the purchase price will be between $44 million and $48 million.

On August 7, 2006, the Company and Kindred Healthcare, Inc. (“Kindred”) announced that they have signed a non-binding letter of intent to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), into a new, independent, publicly traded company. The new company would be the second largest in the institutional pharmacy services market. During the nine months ended June 30, 2006, PharMerica Long-Term Care’s operating revenue and operating income were approximately $907 million and $24 million, respectively. The proposed combination does not include the Company’s Workers Compensation business, which is reported in its PharMerica segment.

The proposed combination would be structured so that the stockholders of the Company and Kindred each would hold 50 percent of the shares of the new company on completion of the proposed transaction. The

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

proposed transaction is intended to be tax-free to the Company’s and Kindred’s stockholders. The transaction would begin with PharMerica Long-Term Care and KPS each borrowing approximately $150 million and providing a one-time distribution, intended to be tax-free, back to their respective parents. After the borrowing and distribution, each of the institutional pharmacy businesses would be separately spun off as independent companies, each with 100 percent stock ownership by the stockholders of their respective parents, followed immediately by the independent companies combining in a stock-for-stock exchange which would result in the Company’s and Kindred’s stockholders each owning 50 percent of the new company.

The Company and Kindred expect to sign a definitive agreement on or about September 30, 2006, and anticipate completion of the transaction in the first calendar quarter of 2007. The proposed transaction will require regulatory review by the Federal Trade Commission, a favorable determination by the Internal Revenue Service, and registration with the Securities and Exchange Commission. The proposed transaction will proceed only if the parties sign a definitive agreement and if all conditions to completion, including any necessary regulatory approvals, are met or obtained. There can be no assurance that a definitive agreement will be signed or, if a definitive agreement is signed, that all conditions to completion will be met.

Note 14.    Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity and (b) certain operating subsidiaries, all of which, collectively, are minor. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2006 and September 30, 2005, statements of operations for the three and nine months ended June 30, 2006 and 2005, and statements of cash flows for the nine months ended June 30, 2006 and 2005.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,549,370	$44,257	$64,713	$-	$1,658,340
Accounts receivable, net	4,229	875,893	2,266,484	-	3,146,606
Merchandise inventories	-	4,375,314	95,864	-	4,471,178
Prepaid expenses and other	89	24,659	3,703	-	28,451
Total current assets	1,553,688	5,320,123	2,430,764	-	9,304,575
Property and equipment, net	-	491,113	21,510	-	512,623
Goodwill	-	2,503,264	70,757	-	2,574,021
Intangibles, deferred charges and other	17,867	435,111	22,845	-	475,823
Intercompany investments and advances	3,335,192	3,824,268	(1,998,989)	(5,160,471)	-
Total assets	$4,906,747	$12,573,879	$546,887	$(5,160,471)	$12,867,042
Current liabilities:
Accounts payable	$-	$6,421,030	$108,879	$-	$6,529,909
Accrued expenses and other	(219,387)	681,504	8,649	-	470,766
Current portion of long-term debt	-	1,729	816	-	2,545
Deferred income taxes	-	435,109	1,665	-	436,774
Total current liabilities	(219,387)	7,539,372	120,009	-	7,439,994
Long-term debt, net of current portion	895,854	162	186,196	-	1,082,212
Other liabilities	-	113,338	1,218	-	114,556
Stockholders’ equity	4,230,280	4,921,007	239,464	(5,160,471)	4,230,280
Total liabilities and stockholders’ equity	$4,906,747	$12,573,879	$546,887	$(5,160,471)	$12,867,042

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$866,367	$67,438	$32,748	$-	$966,553
Short-term investment securities	349,130	-	-		349,130
Accounts receivable, net	1,460	595,401	2,043,785	-	2,640,646
Merchandise inventories	-	3,968,355	35,335	-	4,003,690
Prepaid expenses and other	15	26,585	1,073	-	27,673
Total current assets	1,216,972	4,657,779	2,112,941	-	7,987,692
Property and equipment, net	-	514,072	686	-	514,758
Goodwill	-	2,428,431	3,137	-	2,431,568
Intangibles, deferred charges and other	18,989	426,080	2,087	-	447,156
Intercompany investments and advances	3,685,627	2,830,284	(1,814,316)	(4,701,595)	-
Total assets	$4,921,588	$10,856,646	$304,535	$(4,701,595)	$11,381,174
Current liabilities:
Accounts payable	$-	$5,256,887	$35,366	$-	$5,292,253
Accrued expenses and other	(254,287)	636,522	5,508	-	387,743
Current portion of long-term debt	-	1,232	-	-	1,232
Deferred income taxes	-	372,144	(1,276)	-	370,868
Total current liabilities	(254,287)	6,266,785	39,598	-	6,052,096
Long-term debt, net of current portion	895,518	961	55,000	-	951,479
Other liabilities	-	97,242	-	-	97,242
Stockholders’ equity	4,280,357	4,491,658	209,937	(4,701,595)	4,280,357
Total liabilities and stockholders’ equity	$4,921,588	$10,856,646	$304,535	$(4,701,595)	$11,381,174

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$-	$14,136,017	$310,263	$-	$14,446,280
Bulk deliveries to customer warehouses	-	1,240,028	7	-	1,240,035
Total revenue	-	15,376,045	310,270	-	15,686,315
Cost of goods sold	-	14,833,338	295,798	-	15,129,136
Gross profit	-	542,707	14,472	-	557,179
Operating expenses:
Distribution, selling and administrative	-	360,516	(14,122)	-	346,394
Depreciation	-	18,032	735	-	18,767
Amortization	-	2,983	277	-	3,260
Facility consolidations, employee severance and other	-	(86)	-	-	(86)
Operating income	-	161,262	27,582	-	188,844
Other loss (income)	-	355	(268)	-	87
Interest (income) expense, net	(5,201)	(23,732)	28,349	-	(584)
Income (loss) before income taxes and equity in earnings of subsidiaries	5,201	184,639	(499)	-	189,341
Income taxes	(163)	69,502	534	-	69,873
Equity in earnings of subsidiaries	114,104	-	-	(114,104)	-
Net income (loss)	$119,468	$115,137	$(1,033)	$(114,104)	$119,468

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$-	$12,518,652	$85,241	$-	$12,603,893
Bulk deliveries to customer warehouses	-	1,228,063	10		1,228,073
Total revenue	-	13,746,715	85,251	-	13,831,966
Cost of goods sold	-	13,250,168	79,729	-	13,329,897
Gross profit	-	496,547	5,522	-	502,069
Operating expenses:
Distribution, selling and administrative	-	328,896	(18,784)	-	310,112
Depreciation	-	17,058	56	-	17,114
Amortization	-	2,470	18	-	2,488
Facility consolidations, employee severance and other	-	3,747	-	-	3,747
Operating income	-	144,376	24,232	-	168,608
Other income	-	291	-	-	291
Interest (income) expense	(3,094)	(980)	15,345	-	11,271
Income from continuing operations before income taxes and equity in earnings of subsidiaries	3,094	145,065	8,887	-	157,046
Income taxes	1,188	52,603	3,411	-	57,202
Equity in earnings of subsidiaries	92,871	-	-	(92,871)	-
Income from continuing operations	94,777	92,462	5,476	(92,871)	99,844
Loss from discontinued operations	-	5,067	-	-	5,067
Net income	$94,777	$87,395	$5,476	$(92,871)	$94,777

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$-	$41,241,819	$789,490	$-	$42,031,309
Bulk deliveries to customer warehouses	-	3,528,814	18	-	3,528,832
Total revenue	-	44,770,633	789,508	-	45,560,141
Cost of goods sold	-	43,162,067	751,754	-	43,913,821
Gross profit	-	1,608,566	37,754	-	1,646,320
Operating expenses:
Distribution, selling and administrative	-	1,057,125	(39,759)	-	1,017,366
Depreciation	-	52,942	1,334	-	54,276
Amortization	-	8,146	841	-	8,987
Facility consolidations, employee severance and other	-	12,318	-	-	12,318
Operating income	-	478,035	75,338	-	553,373
Other (income) loss	-	(5,053)	97	-	(4,956)
Interest expense (income), net	76	(68,474)	81,670	-	13,272
(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(76)	551,562	(6,429)	-	545,057
Income taxes	(549)	201,320	(1,748)	-	199,023
Equity in earnings of subsidiaries	345,263	-	-	(345,263)	-
Income (loss) from continuing operations	345,736	350,242	(4,681)	(345,263)	346,034
Loss from discontinued operations	-	298	-	-	298
Net income (loss)	$345,736	$349,944	$(4,681)	$(345,263)	$345,736

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$-	$36,777,979	$269,762	$-	$37,047,741
Bulk deliveries to customer warehouses	-	3,611,196	31	-	3,611,227
Total revenue	-	40,389,175	269,793	-	40,658,968
Cost of goods sold	-	38,947,289	253,269	-	39,200,558
Gross profit	-	1,441,886	16,524	-	1,458,410
Operating expenses:
Distribution, selling and administrative	-	958,378	(58,195)	-	900,183
Depreciation	-	52,530	157	-	52,687
Amortization	-	7,562	54	-	7,616
Facility consolidations, employee severance and other	-	10,717	-	-	10,717
Impairment charge	-	5,259	-	-	5,259
Operating income	-	407,440	74,508	-	481,948
Other income	-	(1,150)	-	-	(1,150)
Interest (income) expense	(16,132)	22,770	41,230	-	47,868
Loss on early retirement of debt	1,015	-	-	-	1,015
Income from continuing operations before income taxes and equity in earnings of subsidiaries	15,117	385,820	33,278	-	434,215
Income taxes	5,805	145,053	12,778	-	163,636
Equity in earnings of subsidiaries	235,832	-	-	(235,832)	-
Income from continuing operations before cumulative effect of change in accounting	245,144	240,767	20,500	(235,832)	270,579
Loss from discontinued operations	-	15,263	-	-	15,263
Cumulative effect of change in accounting	-	10,094	78	-	10,172
Net income	$245,144	$215,410	$20,422	$(235,832)	$245,144

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$345,736	$349,944	$(4,681)	$(345,263)	$345,736
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(310,873)	665,667	(161,118)	345,263	538,939
Net cash provided by (used in) operating activities	34,863	1,015,611	(165,799)	-	884,675
Capital expenditures	-	(84,721)	(4,453)	-	(89,174)
Cost of acquired companies, net of cash acquired, and other	-	(99,226)	(149,492)	-	(248,718)
Proceeds from sale-leaseback transactions	-	28,143	-	-	28,143
Proceeds from the sale of property and equipment	-	45,799	-	-	45,799
Proceeds from sale of equity investment and eminent domain settlement	-	7,582	-	-	7,582
Purchases of investment securities available-for-sale	(1,712,970)	-	-	-	(1,712,970)
Proceeds from sale of investment securities available-for-sale	2,062,100	-	-	-	2,062,100
Net cash provided by (used in) investing activities	349,130	(102,423)	(153,945)	-	92,762
Net (payments) borrowings under revolving credit facilities	-	(2,040)	125,857	-	123,817
Purchases of common stock	(505,964)	-	-	-	(505,964)
Exercise of stock options, including excess tax benefit	115,714	-	-	-	115,714
Cash dividends on common stock	(15,570)	-	-	-	(15,570)
Deferred financing costs and other	(1,211)	(1,399)	-	-	(2,610)
Common stock purchases for employee stock purchase plan	(1,037)	-	-	-	(1,037)
Intercompany investments and advances	707,078	(932,930)	225,852	-	-
Net cash provided by (used in) financing activities	299,010	(936,369)	351,709	-	(285,650)
Increase (decrease) in cash and cash equivalents	683,003	(23,181)	31,965	-	691,787
Cash and cash equivalents at beginning of period	866,367	67,438	32,748	-	966,553
Cash and cash equivalents at end of period	$1,549,370	$44,257	$64,713	$-	$1,658,340

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$245,144	$215,410	$20,422	$(235,832)	$245,144
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(220,656)	1,013,057	(22,827)	235,832	1,005,406
Net cash provided by (used in) operating activities	24,488	1,228,467	(2,405)	-	1,250,550
Capital expenditures	-	(163,592)	-	-	(163,592)
Cost of acquired companies, net of cash acquired, and other	-	(3,460)	-	-	(3,460)
Proceeds from sale-leaseback transactions	-	22,211	-	-	22,211
Proceeds from sale of discontinued operations	-	3,560	-	-	3,560
Purchases of investment securities available-for-sale	(612,775)	-	-	-	(612,775)
Proceeds from sale of investment securities available-for-sale	303,615	-	-	-	303,615
Net cash used in investing activities	(309,160)	(141,281)	-	-	(450,441)
Long-term debt repayments	(280,000)	-	-	-	(280,000)
Purchases of common stock	(786,192)	-	-	-	(786,192)
Exercise of stock options	91,773	-	-	-	91,773
Cash dividends on common stock	(7,992)	-	-	-	(7,992)
Deferred financing costs and other	(1,758)	(1,258)	(820)	-	(3,836)
Common stock purchases for employee stock purchase plan	(634)	-	-	-	(634)
Intercompany investments and advances	1,072,855	(1,070,654)	(2,201)	-	-
Net cash provided by (used in) financing activities	88,052	(1,071,912)	(3,021)	-	(986,881)
(Decrease) increase in cash and cash equivalents	(196,620)	15,274	(5,426)	-	(186,772)
Cash and cash equivalents at beginning of period	754,745	82,174	34,424	-	871,343
Cash and cash equivalents at end of period	$558,125	$97,448	$28,998	$-	$684,571

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician, and manufacturer customers, which currently are based primarily in the United States and Canada. The Company also provides pharmaceuticals to long-term care and workers’ compensation patients.

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in the United States and Canada. In October 2005, the Company acquired Trent Drugs (Wholesale) Ltd. (“Trent”), a Canadian wholesaler of pharmaceutical products. The acquisition of Trent has provided the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. In January 2006, the Company changed the name of Trent to AmerisourceBergen Canada Corporation (“ABCC”). In March 2006, ABCC acquired substantially all of the assets of Asenda Pharmaceutical Supplies Ltd. (“Asenda”), a Canadian pharmaceutical distributor that operated primarily in British Columbia and Alberta. The Asenda acquisition strengthened the Company’s position in Western Canada. In July 2006, ABCC entered into an agreement to acquire another Canadian distributor, Rep-Pharm, Inc., which distributes pharmaceuticals primarily to retail community pharmacies in the provinces of Ontario, Quebec and Alberta. This acquisition continues the Company’s strategic focus on the pharmaceutical supply channel in Canada and is expected to be completed by September 30, 2006.

In February 2006, the Company acquired Network for Medical Communication & Research, LLC (“NMCR”), a privately held provider of accredited continuing medical education (“CME”) for physicians and analytical research for the oncology market. The acquisition of NMCR expands the Company’s presence in its market-leading oncology distribution and services businesses and complements Imedex, the Company’s accredited CME business. Additionally, in March 2006, the Company acquired Brecon Pharmaceuticals Limited (“Brecon”), a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers. The acquisition of Brecon enhances the Company’s packaging business and provides the added capability to offer pharmaceutical manufacturers contract packaging and CTM services.

On August 7, 2006, the Company and Kindred Healthcare (“Kindred”) announced that they have signed a non-binding letter of intent to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), into a new, independent, publicly traded company. The proposed transaction is intended to be tax-free to the stockholders of both the Company and Kindred. The new company would be the second largest in the institutional pharmacy services market. The proposed combination does not include the Company’s Workers Compensation business, which is reported in its PharMerica segment.

The transaction would begin with PharMerica Long-Term Care and KPS each borrowing approximately $150 million and providing a one-time distribution, intended to be tax-free, back to their respective parents. After

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the borrowing and distribution, each of the institutional pharmacy businesses would be separately spun off as independent companies, each with 100 percent stock ownership by the stockholders of their respective parents, followed immediately by the independent companies combining in a stock-for-stock exchange which would result in the Company’s and Kindred’s stockholders each owning 50 percent of the new company (see Note 13 for further details).

The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

Pharmaceutical Distribution

The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes.

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

We have been continuing our efforts to shift our pharmaceutical distribution business to a fee-for-service model where we are compensated for the services we provide manufacturers versus one that is dependent upon manufacturer price increases. The fee-for-service model is intended to improve the efficiency of the supply channel and may establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. As of June 30, 2006, ABDC has signed fee-for-service agreements with a substantial majority of the large branded pharmaceutical manufacturers. During fiscal 2006, we expect that more than 75% of ABDC’s brand name manufacturer gross margin will not be contingent on manufacturer price increases.

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

ABSG’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by the U.S. Department of Health and Human Services (“HHS”) pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Modernization Act”), and that are scheduled to be implemented in the future, may have the effect of reducing the amount of medications or the margins on medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since ABSG provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for ABSG. There can be no assurance that ABSG will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The AmerisourceBergen Packaging Group consists of American Health Packaging, Anderson Packaging (“Anderson”) and the recently acquired Brecon. American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and CTM services for pharmaceutical manufacturers.

PharMerica

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“Workers’ Compensation”). The PharMerica reportable segment is comprised of a single operating segment.

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

The Company continues to evaluate the effect that the Medicare Modernization Act (“MMA”) will have on Long-Term Care’s business. This evaluation includes assessing the total compensation it receives for servicing patients covered by Medicare Part D under the MMA, which became effective January 1, 2006. Prior to January 1, 2006, the Long-Term Care business was compensated for servicing approximately 55% of these patients based on reimbursement rates previously established by Medicaid. During the nine months ended June 30, 2006, PharMerica’s total compensation, including supplier rebates, for servicing patients under coverage provided by Medicare Part D was less than the total compensation, including supplier rebates, it received in the prior-year period based on Medicaid reimbursement rates then in place. In addition, the Centers for Medicare & Medicaid Services (CMS) of the Department of Health and Human Services continues to question whether long-term care pharmacies should be permitted to receive access/performance rebates from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit but has not prohibited the receipt of such rebates. In recent guidance issued to Medicare Part D Prescription Drug Plan Sponsors, effective 2007, CMS instructs Plan Sponsors to obtain full disclosure from long-term care pharmacies of all discounts, rebates, or other remuneration that such pharmacies receive from manufacturers and CMS indicates that it will provide further guidelines in this subject area. The elimination or reduction of manufacturer rebates, if not offset by other reimbursement, could have a further adverse affect on the Long-Term Care business.

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

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended June 30,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$14,233,624	$12,426,079	15%
PharMerica	424,026	393,031	8
Intersegment eliminations	(211,370)	(215,217)	(2)
Total	$14,446,280	$12,603,893	15%

	Operating Income Three Months Ended June 30,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$156,718	$130,486	20%
PharMerica	27,483	20,600	33
Facility consolidations, employee severance and other	86	(3,747)
Gain on antitrust litigation settlements	4,557	21,269	(79)
Total	$188,844	$168,608	12%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.03%	2.96%
Operating expenses	1.93%	1.91%
Operating income	1.10%	1.05%

PharMerica
Gross profit	28.47%	28.67%
Operating expenses	21.99%	23.43%
Operating income	6.48%	5.24%

AmerisourceBergen Corporation
Gross profit	3.86%	3.98%
Operating expenses	2.55%	2.65%
Operating income	1.31%	1.34%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Nine Months Ended June 30,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$41,459,337	$36,536,623	13%
PharMerica	1,245,969	1,169,742	7
Intersegment eliminations	(673,997)	(658,624)	2
Total	$42,031,309	$37,047,741	13%

	Operating Income Nine Months Ended June 30,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$471,545	$381,736	24%
PharMerica	62,161	76,094	(18)
Facility consolidations, employee severance and other	(12,318)	(10,717)	15
Gain on antitrust litigation settlements	31,985	40,094	(20)
Impairment charge	-	(5,259)
Total	$553,373	$481,948	15%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.05%	2.97%
Operating expenses	1.92%	1.92%
Operating income	1.14%	1.04%

PharMerica
Gross profit	27.92%	28.54%
Operating expenses	22.93%	22.03%
Operating income	4.99%	6.51%

AmerisourceBergen Corporation
Gross profit	3.92%	3.94%
Operating expenses	2.60%	2.64%
Operating income	1.32%	1.30%

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended June 30, 2006 increased 15% to $14.4 billion from $12.6 billion in the prior-year quarter. For the nine months ended June 30, 2006, operating revenue increased 13% to $42.0 billion from $37.0 billion in the prior-year period. These increases were due to an increase in operating revenue in the Pharmaceutical Distribution segment.

Bulk deliveries for each of the quarters ended June 30, 2006 and 2005 were $1.2 billion. For the nine months ended June 30, 2006, bulk deliveries decreased 2% to $3.5 billion from $3.6 billion in the prior-year period. Revenue relating to bulk deliveries fluctuates primarily due to changes in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective October 1, 2004, we changed our method of recognizing cash discounts and other related manufacturer incentives. ABDC previously recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. ABDC now records cash discounts as a component of inventory cost and recognizes such discounts as a reduction of cost of goods sold upon the sale of the inventory. We recorded a $10.2 million charge for the cumulative effect of change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the nine months ended June 30, 2005. This $10.2 million charge reduced diluted earnings per share by $0.05 for the nine months ended June 30, 2005.

Gross profit of $557.2 million in the quarter ended June 30, 2006 increased 11% from $502.1 million in the prior-year quarter. Gross profit of $1,646.3 million in the nine months ended June 30, 2006 increased 13% from $1,458.4 million in the prior-year period. The increases in gross profit were primarily due to increases in operating revenue in the Pharmaceutical Distribution segment, an increase in compensation under our fee-for-service agreements and the growth of our generic programs. During the quarters ended June 30, 2006 and 2005, the Company recognized gains of $4.6 million and $21.3 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as a reduction of cost of goods sold and contributed 0.8% and 4.2% of the gross profit for the quarters ended June 30, 2006 and 2005, respectively. During the quarter ended June 30, 2005, the Company incurred a $6.6 million loss related to recalled inventory as one of its former generic drug suppliers filed for bankruptcy. Additionally, the company incurred a $6.9 million charge related to discontinued automation products during the quarter ended June 30, 2005. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2006 was 3.86%, as compared to the prior-year percentage of 3.98%, a 12 basis point reduction. This reduction was primarily due to the strong growth in business with a few of our larger, lower-margin customers and the larger gain relating to antitrust litigation settlements in the prior year quarter. During the nine months ended June 30, 2006 and 2005, the Company recognized gains of $32.0 million and $40.1 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as a reduction of cost of goods sold and contributed 1.9% and 2.8% of gross profit for the nine months ended June 30, 2006 and 2005, respectively. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2006 was 3.92%, as compared to 3.94% in the prior-year period. This reduction was primarily due to the strong growth in business with a few of our larger, lower-margin customers.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $368.4 million in the quarter ended June 30, 2006 increased by 12% from $329.7 million in the prior-year quarter. DSAD&A of $1,080.6 million in the nine months ended June 30, 2006 increased by 13% from $960.5 million in the prior-year period. Increases in DSAD&A are primarily related to our growth in operating revenue, operating expenses of our acquired companies, investments made to strengthen our sales and marketing and information technology infrastructures, share-based compensation expense, and increases in PharMerica’s bad debt expense. As a percentage of operating revenue, DSAD&A in the quarters ended June 30, 2006 and 2005 was 2.55% and 2.62%, respectively. As a percentage of operating revenue, DSAD&A in the nine months ended June 30, 2006 and 2005 was 2.57% and 2.59%, respectively. The decline in the DSAD&A percentage in the quarter ended June 30, 2006 from the prior-year quarter was primarily due to Pharmaceutical Distribution’s continued productivity gains achieved throughout the Company’s network as a result of its Optimiz® program, offset in part by investments made to strengthen our sales and marketing and information technology infrastructures, and by a decrease in PharMerica’s operating expenses.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The Company’s plan, as revised, is to have a distribution facility network numbering in the mid-20s prior to end of

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

fiscal 2007 and to have successfully completed the outsourcing of the aforementioned information technology activities by the end of fiscal 2006. The plan includes building six new facilities (all of which are currently operational) and closing facilities (28 of which have been closed through June 30, 2006). The last new facility opened during the quarter ended June 30, 2006. The Company anticipates closing six distribution facilities during fiscal 2006 (five of which have been closed as of June 30, 2006), thereby reducing the Company’s total number of distribution facilities to 28 by the end of the fiscal year.

During the three and nine months ended June 30, 2006, the Company recorded $1.5 million and $5.7 million, respectively, of employee severance and lease cancellation costs primarily related to the fiscal 2006 facility closures and the elimination of duplicative administrative functions and $0.5 million and $8.7 million, respectively, of transition costs associated with the outsourcing of information technology activities.

As of June 30, 2006, approximately 240 employees had received termination notices as a result of the fiscal 2006 facility closures and the elimination of duplicative administrative functions, of which approximately 200 have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be closed are identified and specific plans are approved and announced. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

Facility consolidations, employee severance and other during the quarter ended June 30, 2006 included a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California, and a charge for $13.9 million for an increase in a compensation accrual due to adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999. Additionally, during the quarter ended June 30, 2006, the Company incurred $1.3 million of costs related to the anticipated spin-off of its PharMerica Long-Term Care business.

During the nine months ended June 30, 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets held by ABDC.

Operating income of $188.8 million for the quarter ended June 30, 2006 increased by 12% from $168.6 million in the prior-year quarter. Operating income of $553.4 million for the nine months ended June 30, 2006 increased by 15% from $481.9 million in the prior-year period. The increases in operating income were primarily due to increases in gross profit in both the Pharmaceutical Distribution and PharMerica segments, partially offset by increases in DSAD&A in both segments. The Company’s operating income as a percentage of operating revenue was 1.31% in the quarter ended June 30, 2006 in comparison to 1.34% in the prior-year quarter. The gain on antitrust litigation settlements and the costs of the facility consolidations, employee severance and other, increased operating income by $4.6 million and $17.5 million in the quarters ended June 30, 2006 and 2005, and contributed 3 and 14 basis points, respectively, to the Company’s operating income as a percentage of operating revenue. The Company’s operating income as a percentage of operating revenue was 1.32% for the nine months ended June 30, 2006, in comparison to 1.30% in the prior-year period. The gain on antitrust litigation settlements less the costs of the facility consolidations, employee severance and other increased operating income by $19.7 million in the nine months June 30, 2006 and increased operating income as a percentage of operating revenue by 5 basis points. The gain on antitrust litigation settlements less the costs of the facility consolidations, employee severance and other, and the impairment charge increased operating income by $24.1 million in the nine months June 30, 2005 and increased operating income as a percentage of operating revenue by 7 basis points.

Other income of $5.0 million for the nine months ended June 30, 2006 includes a $3.4 million gain resulting from an eminent domain settlement and a $3.1 million gain on the sale of an equity investment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company had net interest income of $0.6 million in the quarter ended June 30, 2006 compared to $11.3 million of net interest expense in the prior-year quarter. This favorable change resulted from an increase in short-term investment interest rates, a decrease in long-term borrowing rates resulting from the Company’s fiscal 2005 refinancing, and a reduction in net average borrowings. During the quarters ended June 30, 2006 and 2005, the Company had an average cash position, net of borrowings, of $349 million and $123 million, respectively. Net interest expense decreased 72% in the nine months ended June 30, 2006 to $13.3 million from $47.9 million in the prior-year period due to an increase in short-term investment interest rates, a decrease in long-term borrowing rates resulting from the Company’s fiscal 2005 refinancing, and a reduction in net average borrowings. During the nine months ended June 30, 2006, the Company had an average cash position, net of borrowings, of $202 million, as compared to average borrowings, net of cash, of $303 million in the prior-year period. The reduction in average borrowings, net of cash, was achieved due to the Company’s strong cash flows generated from operations, including reduced merchandise inventories resulting from the aforementioned business model transition.

During the nine months ended June 30, 2005, the Company recorded a $1.0 million loss resulting from the early retirement of its pre-existing senior credit agreement.

Income tax expense of $69.9 million and $57.2 million for the quarters ended June 30, 2006 and 2005 represents effective tax rates of 36.9% and 36.4%, respectively. The effective tax rate in the quarter ended June 30, 2005 benefited from certain tax adjustments. Income tax expense of $199.0 million and $163.6 million for the nine months ended June 30, 2006 and 2005 represents an effective tax rate of 36.5% and 37.7%, respectively. The decline in the nine month effective tax rate was primarily due to favorable tax adjustments made in the quarter ended March 31, 2006. The Company anticipates an effective tax rate between 37% and 38% going forward.

Income from continuing operations of $119.5 million for the quarter ended June 30, 2006 increased by 20% from $99.8 million in the prior-year quarter. Diluted earnings per share from continuing operations of $0.58 in the quarter ended June 30, 2006 increased by 21% from $0.48 per share in the prior-year quarter. The gain on antitrust litigation settlements and the costs of facility consolidations, employee severance and other increased income from continuing operations by $2.9 million and $10.8 million in the quarters ended June 30, 2006 and 2005 and increased diluted earnings per share from continuing operations by $0.01 and $0.05, respectively. Income from continuing operations of $346.0 million for the nine months ended June 30, 2006 increased by 28% from $270.6 million in the prior-year period before the cumulative effect of the change in accounting. Diluted earnings per share from continuing operations of $1.65 in the nine months ended June 30, 2006 represents a 31% increase from $1.26 per share in the prior-year period before the cumulative effect of the change in accounting. The gain on the antitrust litigation settlements, the eminent domain settlement, the sale of an equity investment, and the favorable tax adjustments, less the costs of facility consolidations, employee severance and other, increased income from continuing operations by $24.1 million and increased diluted earnings per share by $0.11 for the nine months ended June 30, 2006. The gain on litigation settlements, less the costs of facility consolidations, employee severance and other, the impairment charge, and the loss on the early retirement of debt, increased income from continuing operations by $14.2 million and increased diluted earnings per share from continuing operations by $0.07 for the nine months ended June 30, 2005.

Loss from discontinued operations of $0.3 million, net of tax, for the nine months ended June 30, 2006, relates to certain adjustments made by the Company in connection with the December 2004 sale of Rita Ann Distributors (“Rita Ann”) as well as the July 2005 sale of substantially all of the assets of Bridge Medical, Inc. (“Bridge”). Loss from discontinued operations of $5.1 million and $15.3 million, net of tax, for the quarter and nine months ended June 30, 2005, respectively, includes operating losses incurred in connection with the Rita Ann and Bridge businesses. The Company incurred a $6.5 million loss, net of tax, on the sale of the Rita Ann

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

business, which is reflected in the loss from discontinued operations in the nine months ended June 30, 2005. The Company incurred a $3.6 million loss, net of tax, on the sale of the Bridge business, which is reflected in the loss from discontinued operations in the quarter and nine months ended June 30, 2005.

Net income of $119.5 million for the quarter ended June 30, 2006 increased by 26% from $94.8 million in the prior-year quarter. Diluted earnings per share of $0.58 for the quarter ended June 30, 2006, increased by 29% from $0.45 per share in the prior-year quarter. Net income of $345.7 million for the nine months ended June 30, 2006 increased by 41% from $245.1 million in the prior year period. Diluted earnings per share of $1.65 for the nine months ended June 30, 2006 increased by 45% from $1.14 in the prior-year period. The increases in diluted earnings per share were larger than the increases in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources), net of the impact of stock option exercises.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $14.2 billion for the quarter ended June 30, 2006 increased 15% from $12.4 billion in the prior-year quarter. Operating revenue of $41.5 billion for the nine months ended June 30, 2006 increased 13% from $36.5 billion in the prior-year period. The Company’s acquisitions contributed to 2% and 1% of the above operating revenue growth rates in the quarter and nine months ended June 30, 2006, respectively. Our operating revenue growth was higher than the market growth rate, and was driven by growth from a few of our larger institutional customers, the continued strong growth of ABSG, principally in its distribution businesses, and new customers in all customer classes. During the quarter ended June 30, 2006, 59% of operating revenue was from sales to institutional customers and 41% was from sales to retail customers; this compares to a customer mix in the prior-year quarter of 58% institutional and 42% retail. In comparison with the prior-year results, sales to institutional customers increased 17% in the quarter primarily due to the continued above market growth of the specialty pharmaceutical business and the growth of sales to a few of our larger alternate-site institutional customers. Sales to retail customers increased 11% compared to the prior-year quarter. The Company’s acquisitions contributed 4% of the retail customer growth.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc., are expected to grow between 6% and 7% in 2006 and annually between 5% and 8% over the next five years. Our operating revenue has grown by 13% in the nine months ended June 30, 2006. As previously mentioned, our revenue growth has exceeded market growth primarily due to the growth of a few of our larger institutional customers as well as the strong growth of ABSG. Our operating revenue growth rate for the quarter ending September 30, 2006 is estimated to be between 9% and 11%, which is still higher than market rate growth, but is lower than the growth we experienced in the first nine months of fiscal 2006 primarily as a result of the loss of two customer accounts totaling $1.5 billion in annualized revenue, beginning in July 2006. These customer accounts transitioned to another distributor sooner than expected after they were acquired by a company supplied by that distributor. Future operating revenue growth will continue to be affected by competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, changes in Federal government rules and regulations and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The Specialty Group’s revenue represented 17% of the Pharmaceutical Distribution segment’s operating revenue over the past twelve months. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology, nephrology, and rheumatology. Additionally, the Specialty Group distributes vaccines, plasma and other blood products. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs. The reimbursement changes that have been implemented by HHS pursuant to the MMA, or that may be proposed or implemented in the future, may have the effect of reducing the amount of medications or the margins on medications purchased by physicians for administration in their offices and may force patients to other healthcare providers. Since the Specialty Group provides a number of services to or through physicians, patient shifts from physicians to other healthcare providers may result in slower or reduced growth in revenues for the Specialty Group. Although the Specialty Group has contingency plans to enable it to retain and grow the business it conducts with and through physicians, there can be no assurance that it will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

Pharmaceutical Distribution gross profit of $431.9 million in the quarter ended June 30, 2006 increased by 17% from $368.1 million in the prior-year quarter. Pharmaceutical Distribution gross profit of $1,266.4 million in the nine months ended June 30, 2006 increased by 17% from $1,084.5 million in the prior-year period. The increases in gross profit were primarily due to increases in operating revenue, an increase in compensation under our fee-for-service agreements and the growth of our generic programs. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2006 was 3.03%, as compared to 2.96% in the prior-year quarter. The 7 basis point increase was due to the increase in compensation under our fee-for-service agreements, the growth of our generic programs, and contributions from our acquisitions, partially offset by the higher than average growth rate of a few of our larger, lower margin customers. Additionally, the gross profit for the quarter ended June 30, 2005 was adversely impacted by a $6.3 million loss related to recalled inventory and a $6.9 million charge related to discontinued automation products. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2006 was 3.05%, as compared to 2.97% in the prior-year period. The 8 basis point improvement was primarily due to our increase in compensation under our fee-for-service agreements, the growth of our generic programs, contributions from our acquisitions, and an increase in profits related to pharmaceutical price increases, which were less than expected in the prior-year period, net of the impact of the higher than average growth rate of a few of our larger, lower margin customers.

The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $275.2 million in the quarter ended June 30, 2006 increased by 16% from $237.6 million in the prior-year quarter. Pharmaceutical Distribution operating expenses of $794.9 million in the nine months ended June 30, 2006 increased by 13% from $702.8 million in the prior-year period. Increases in operating expenses are primarily related to our growth in operating revenue and operating expenses of our acquired companies. As a percentage of operating revenue, operating expenses in the quarter ended June 30, 2006 were 1.93%, as compared to 1.91% in the prior-year quarter. The increase in the percentage was primarily due to our acquisitions and our investments made to strengthen our sales and marketing and information technology infrastructures, all of which was substantially offset by productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program. As a percentage of operating revenue, operating expenses in the nine months ended June 30, 2006 and 2005 were each 1.92% as

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program were offset by our acquisitions and our investments made to strengthen our sales and marketing and information technology infrastructures.

Pharmaceutical Distribution operating income of $156.7 million in the quarter ended June 30, 2006 increased by 20% from $130.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended June 30, 2006 was 1.10%, as compared to 1.05% in the prior-year quarter. This increase over the prior-year percentage was due primarily to the increase in gross profit in the quarter ended June 30, 2006, as compared to the prior-year quarter, offset in part by an increase in operating expenses. Pharmaceutical Distribution operating income of $471.5 million in the nine months ended June 30, 2006 increased by 24% from $381.7 million in the prior-year period. As a percentage of operating revenue, operating income in the nine months ended June 30, 2006 was 1.14%, as compared to 1.04% in the prior-year period. This increase over the prior-year percentage was due primarily to the increase in gross profit in the nine months ended June 30, 2006, as compared to the prior-year period.

PharMerica Segment Results

PharMerica operating revenue of $424.0 million for the quarter ended June 30, 2006 increased by 8% from $393.0 million in the prior-year quarter. Operating revenue for the nine months ended June 30, 2006 increased 7% to $1,246.0 million from $1,169.7 million in the prior-year period. The increases in operating revenue were primarily driven by the Long-Term Care business as a result of an increase in the number of beds served, higher patient acuity and drug price inflation. The operating revenue growth rate in fiscal 2006 is expected to be in the mid-single digits. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented pursuant to the MMA as well as the implementation of the voluntary prescription drug benefit program for seniors thereunder) and the pharmaceutical inflation rate.

PharMerica gross profit of $120.7 million for the quarter ended June 30, 2006 increased by 7% from $112.7 million in the prior-year quarter. PharMerica gross profit of $347.9 million for the nine months ended June 30, 2006 increased by 4% from $333.8 million in the prior-year period. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2006 was 28.47%, compared to 28.67% in the prior-year quarter. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2006 was 27.92%, as compared to 28.54% in the prior-year period. During the nine months ended June 30, 2006, PharMerica’s total compensation, including supplier rebates, for servicing patients under coverage provided by Medicare Part D was less than the total compensation, including supplier rebates, it received in the prior-year period based on the Medicaid reimbursement rates then in place. Future gross profit will likely be impacted by industry competitive pressures and rates of reimbursement for services provided by both the Long-Term Care and Workers’ Compensation businesses, and rebate amounts from pharmaceutical manufacturers and the portion of any such rebates that may be retained by Long-Term Care.

PharMerica operating expenses of $93.2 million for the quarter ended June 30, 2006 increased 1% from $92.1 million in the prior-year quarter. PharMerica operating expenses of $285.7 million for the nine months ended June 30, 2006 increased 11% from $257.7 million in the prior-year period. As a percentage of operating revenue, operating expenses decreased to 21.99% in the quarter ended June 30, 2006 from 23.43% in the prior-year quarter. This decline was due primarily to an increase in operating revenue while operating costs remained relatively flat and the current quarter benefit of a $3.2 million reduction in sales and use tax liability in the Workers’ Compensation business, all of which was offset, in part, by an increase in bad debt expense of $3.0 million and MMA-related costs of $1.5 million. As a percentage of operating revenue, operating expenses increased to 22.93% in the nine months ended June 30, 2006 from 22.03% in the prior-year period. This increase

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

was largely due to an increase in bad debt expense of $15.4 million and additional costs related to the implementation of Medicare Part D under the MMA, which became effective January 1, 2006. Bad debt expense increased over the prior year period primarily as a result of billing and collection issues relating to the MMA transition and the negative impact that Texas Medicaid changes had on certain of our nursing home customers.

PharMerica operating income of $27.5 million for the quarter ended June 30, 2006 increased 33% from $20.6 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended June 30, 2006 was 6.48%, as compared to 5.24% in the prior-year quarter. This increase over the prior-year percentage was due to the increase in gross profit. PharMerica operating income of $62.2 million for the nine months ended June 30, 2006 decreased 18% from $76.1 million in the prior-year period. As a percentage of operating revenue, operating income in the nine months ended June 30, 2006 was 4.99% as compared to 6.51% in the prior-year period. This reduction over the prior-year percentage was primarily due to an increase operating expenses. We believe PharMerica’s operating income margin in fiscal 2006 will continue to be impacted by industry competitive pressures and the reduced total compensation, including supplier rebates, it is currently receiving for servicing patients covered by Medicare Part D under the MMA, as previously mentioned.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at June 30, 2006, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,189	$-
$500,000, 5 7/8% senior notes due 2015	497,665	-
Other	3,462	-
Total fixed-rate debt	899,316	-
Variable-Rate Debt:
Blanco revolving credit facility due 2007	55,000	-
UK revolving credit facility due 2009	25,878	11,091
Canadian revolving credit facility due 2009	103,915	17,021
Senior revolving credit facility due 2009	-	689,265
Receivables securitization facility due 2007	-	700,000
Other	648	3,049
Total variable-rate debt	185,441	1,420,426
Total debt, including current portion	$1,084,757	$1,420,426

The Company’s $1.6 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

The $55 million Blanco revolving credit facility, which was scheduled to expire in April 2006, was amended and now expires in April 2007. The $55 million Blanco revolving credit facility is included in the

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

“Within 1 year” column in the repayment table on page 43. However, the borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2006 because the Company has the ability and intent to refinance it on a long-term basis.

In March 2006, the Company entered into a £20 million multicurrency revolving credit facility (the “UK Credit Facility”) due March 2009 with a financial institution in connection with the Company’s acquisition of Brecon. Interest on borrowings under the UK Credit Facility accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR or EURIBOR at June 30, 2006). The Company will pay quarterly facility fees on the full amount of the facility to maintain the availability under the UK Credit Facility at specific rates based on the Company’s debt rating (0.15% at June 30, 2006). The Company may choose to repay or reduce its commitments under the UK Credit Facility at any time. The UK Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders and investments. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios. Brecon will utilize the UK Credit Facility as needed to finance its working capital requirements.

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent. Subsequent to the initial borrowing, additional borrowings were made by Trent to finance its working capital requirements. Interest on borrowings under the Canadian Credit Facility accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR or Bankers’ Acceptance Stamping Fee Spread at June 30, 2006). The Company will pay quarterly facility fees on the full amount of the facility to maintain the availability under the Canadian Credit Facility at specific rates based on the Company’s debt rating (0.175% at June 30, 2006). The Company may choose to repay or reduce its commitments under the Canadian Credit Facility at any time. The Canadian Credit Facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charge coverage ratios.

In November 2005, Standard & Poor’s Ratings Services announced that it raised its corporate credit and senior unsecured debt ratings on the Company to ‘BBB-’ from ‘BB+’. As a result of the upgrade, a substantial number of covenants under the indenture governing its 5 5/8% senior notes due 2012 and 5 7/8% senior notes due 2015 were eliminated. On June 1, 2006, Moody’s Investors Service raised the Company’s corporate credit and senior unsecured debt ratings to ‘Ba1’ from ‘Ba2’. On July 21, 2006, Fitch Ratings raised the Company’s corporate credit and senior unsecured debt ratings to ‘BBB’ from ‘BBB-’.

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At June 30, 2006, the Company had $185 million of variable-rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at June 30, 2006. The Company had $1.7 billion in cash and cash equivalents at June 30, 2006. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents and short-term investment securities available-for-sale would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

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

In July 2006, the Company announced that its wholly-owned subsidiary, AmerisourceBergen Canada Corporation, signed an agreement to acquire Rep-Pharm, Inc. (“Rep-Pharm”). The purchase price would be approximately $44 million to $48 million, and the Company expects to complete the acquisition by September 30, 2006.

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at June 30, 2006 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,520,077	$112,847	$133,627	$207,665	$1,065,938
Operating leases	289,479	72,332	108,177	59,804	49,166
Other commitments	1,105,298	104,045	237,844	236,931	526,478
Total	$2,914,854	$289,224	$479,648	$504,400	$1,641,582

In December 2004, the Company entered into a distribution agreement with an influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. We expect the manufacturer will receive FDA approval by the 2006/2007 influenza season. If the initial year of the purchase commitment begins in fiscal 2007, then the Company anticipates its purchase commitment for that year will approximate $56 million. The Company anticipates its total purchase commitment (assuming the commitment commences in fiscal 2007) will be approximately $0.9 billion. The influenza vaccine commitment is included in “Other commitments” in the above table.

In fiscal 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities and entered into a ten-year commitment, effective July 1, 2005, with IBM Global Services, which will assume responsibility for performing the outsourced information technology activities following the completion of certain transition matters. The Company will incur approximately $23 million of transition costs in connection with this plan. These transition costs will include employee severance and other contract expenses. Through June 30, 2006, the Company had incurred $21.0 million of these costs. The minimum commitment under the outsourcing arrangement is approximately $200 million (excluding the above-mentioned transition costs) over a ten-year period; however, the Company believes it will likely spend between $300 million and $400 million under the outsourcing arrangement to maintain and improve its information technology infrastructure during that period. The Company has included the minimum contractual commitment of $200 million in “Other commitments” in the above table.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the nine months ended June 30, 2006, the Company’s operating activities provided $884.7 million of cash as compared to $1.25 billion in the prior-year period. Cash provided by operations during the nine months ended June 30, 2006 was principally the result of net income of $345.7 million, an increase in accounts payable, accrued expenses and income taxes of $1.27 billion, and non-cash items of $140.1 million, offset by an increase in accounts receivable of $447.7 million and an increase in merchandise inventories of $422.9 million. The increase in accounts payable is primarily a result of our operating revenue increase, the timing of payments to our suppliers, and one additional business day in June 2006 in comparison to September 2005. Merchandise inventories at June 30, 2006 were $4.5 billion and we continue to expect inventory levels to be in the range of $4.0 billion and $4.5 billion by the end of fiscal 2006. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 12.0 times in the nine months ended June 30, 2006 from 9.8 times in the prior-year period. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other agreements, and a reduction in the number of distribution facilities. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 16.0 days in the nine months ended June 30, 2006 from 15.1 days in the prior-year period. This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Average days sales outstanding for the PharMerica segment were 44.5 days in the nine months ended June 30, 2006 compared to 39.7 days in the prior-year period. The increase in PharMerica’s average days sales outstanding is primarily due to the slower reimbursement under Medicare Part D in comparison to the prior period’s reimbursement under Medicaid. Operating cash uses during the nine months ended June 30, 2006 included $29.8 million in interest payments and $59.8 million of income tax payments, net of refunds. The Company currently expects cash flow from operations in fiscal 2006 to be between $700 million and $800 million as cash provided by net income in the quarter ending September 30, 2006 is expected to be more than offset by an increase in working capital during that period. The above estimate exceeds the Company’s prior estimate which was between $600 million and $700 million.

During the nine months ended June 30, 2005, the Company’s operating activities provided $1.25 billion of cash as compared to $661.4 million in the prior-year period. Cash provided by operations during the nine months ended June 30, 2005 was principally the result of net income of $245.1 million; a decrease in merchandise inventories of $546.7 million; an increase in accounts payable, accrued expenses and income taxes of $507.3 million; and non-cash items of $137.7 million, offset partially by an increase in accounts receivable of $191.4 million. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 9.8 times in the nine months ended June 30, 2005 from 8.1 times in the prior-year period. The improvement was derived from lower average inventory levels due to an increase in the number of inventory management and other vendor agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. The increase in accounts payable, accrued expenses and income taxes was primarily due to the timing of purchases of merchandise inventories and cash payments to our vendors. Average days sales outstanding for the Pharmaceutical Distribution segment decreased to 15.1 days in the nine months ended June 30, 2005 from 17.5 days in the prior-year period. The Company’s change in accounting for customer sales returns had the effect of decreasing average days sales outstanding for the nine months ended June 30, 2005 by 2.0 days. Additionally, the remaining improvement in average days sales outstanding was driven by ABSG as it improved its average days sales outstanding by more than 4.0 days. Average days sales outstanding for the PharMerica segment were 39.7 days in the nine months ended June 30, 2005 compared to 38.6 days in the prior-year period. Operating cash uses during the nine months ended June 30, 2005 included $62.8 million in interest payments and $102.5 million of income tax payments, net of refunds.

Capital expenditures for the nine months ended June 30, 2006 were $89.2 million and related principally to the construction of one of the new distribution facilities, information technology and warehouse automation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital expenditures for the nine months ended June 30, 2005 were $163.6 million and related principally to the construction of the new distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation.

During the nine months ended June 30, 2006, the Company acquired Trent for a purchase price of $81.1 million, NMCR for a purchase price of $86.6 million, Brecon for a purchase price of $50.2 million, certain assets of Asenda for a purchase price of $18.2 million, and certain assets of a technology solution company for a purchase price of $12.6 million. The NMCR and Brecon purchase prices are subject to a working capital adjustment. Additionally, the Brecon acquisition is subject to a contingent payment of up to approximately $19 million if Brecon achieves certain earnings targets in calendar 2006.

Cash used in investing activities in the nine months ended June 30, 2006 included purchases of short-term investment securities of $1.7 billion and proceeds from the sale of short-term investment securities of $2.1 billion. These short-term investment securities represent tax-exempt variable rate demand notes that the Company will purchase and sell from time to time to maximize its after-tax interest income. Cash used in investing activities in the nine months ended June 30, 2006 also included proceeds of $45.8 million from the sale of property and equipment (of which $38.0 million related to the sale of the former Bergen Brunswig headquarters in Orange, California), proceeds of $28.1 million from two sale-leaseback transactions entered into by the Company with financial institutions relating to equipment previously acquired for our new distribution facilities, and $7.6 million of proceeds from the sale of an equity investment and an eminent domain settlement.

Cash used in investing activities for the nine months ended June 30, 2005 also included purchases of short-term investment securities of $612.8 million, proceeds from the sale of short-term investment securities of $303.6 million, $22.2 million from sale-leaseback transactions entered into by the Company with a financial institution and $3.6 million from the sale of the Company’s Rita Ann cosmetics business.

Cash provided by financing activities during the nine months ended June 30, 2006 included $123.8 million of net borrowings under the Canadian Credit Facility and the UK Credit Facility, which were entered into in connection with the Trent and Brecon acquisitions, respectively.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and compliance with the stock repurchase restrictions contained in the indentures governing the Company’s then-existing senior notes and in the credit agreement for the Company’s senior credit facility. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-current availability to $750 million, and the total repurchase program to approximately $844 million. During the nine months ended June 30, 2006, the Company purchased 12.0 million shares of common stock for a total of $506.0 million. As of June 30, 2006, the Company had $244.3 million of availability remaining under the share repurchase program. In July 2006, the Company purchased an additional 0.1 million shares of its common stock for $5.6 million.

During the nine months ended June 30, 2005, the Company repaid the remaining $180.0 million outstanding under its then-existing term loan facility. Additionally, the Company paid $100.0 million to redeem the Bergen 7 1/4% Senior Notes upon their maturity. During the nine months ended June 30, 2005, the Company also acquired $786.2 million of its common stock outstanding.

On November 15, 2005, the Company’s board of directors declared a 100% increase in the quarterly dividend rate to $0.05 per common share from $0.025 per common share, which was paid on December 12, 2005 to stockholders of record as of close of business on November 25, 2005. Subsequent quarterly cash dividends have been adjusted proportionally to reflect the Company’s two-for-one stock split. On May 11, 2006, the

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company’s board of director’s declared a cash dividend of $0.025 per share, which was paid on June 5, 2006 to stockholders of record as of the close of business on May 22, 2006. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments at fair value for interim or annual periods beginning after June 15, 2005. In April 2005, the U.S. Securities and Exchange Commission issued a rule allowing public companies to delay the adoption of SFAS No. 123R to annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods. During the three and nine months ended June 30, 2006, the Company recorded $4.9 million and $11.5 million, respectively, of share-based compensation expense. Previous periods were not retrospectively adjusted. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees (see Note 8 for further details).

In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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

(including departments and agencies of the U.S. Government) or suppliers; regulatory changes; changes in U.S. government policies (including reimbursement changes arising from the Medicare Modernization Act); declines in the amounts of market share rebates offered by pharmaceutical manufacturers to the PharMerica long-term care business, declines in the amounts of rebates that the PharMerica Long-Term Care business can retain, and/or the inability of the business to offset the rebate reductions that have already occurred or any rebate reductions that may occur in the future; fluctuations in market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; the Pharmaceutical Distribution segment’s ability to continue to successfully transition its business model to fee-for-service; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar—Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; and other economic, business, competitive, legal, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, including this Item 2 of Part I (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 1A of Part II (Risk Factors), (ii) in Item 1 (Business) under the heading “Certain Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act of 1934.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s most significant market risk is the effect of fluctuations in interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 above on page 42.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2006 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

During the fiscal quarter ended September 30, 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The outsourced services primarily include management of applications and hardware as well as systems design and development. The Company retains responsibility and authority for application selection, hardware selection, technology strategy and standards for technology use. Management has implemented or has monitored the implementation by IBM Global Services, of controls over the outsourced activities and believes such controls were adequate to ensure that the outsourcing did not materially affect internal control over financial reporting during the fiscal quarter ended June 30, 2006.

PART II.    OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.	Risk Factors

Our operating results may suffer as a result of our announcement on August 7, 2006 of a non-binding letter of intent to pursue a proposed transaction with Kindred Healthcare, Inc. (“Kindred”) to combine our PharMerica Long-Term Care business with Kindred’s institutional pharmacy business into a new, independent, publicly traded institutional pharmacy services provider.

The proposed transaction is conditioned, among other things, upon execution of a definitive agreement, regulatory review by the Federal Trade Commission, a favorable determination by the Internal Revenue Service, implementation of financing arrangements and registration of the shares of the new company with the Securities and Exchange Commission. There are numerous uncertainties associated with the completion of each of these steps in the transaction. In any event, the proposed transaction is not expected to be completed until the first calendar quarter of 2007. During the pendency of the proposed transaction, if the business focus of PharMerica Long-Term Care personnel is diverted as a result of activities related to the transaction or if PharMerica Long-Term Care loses any customers as a result thereof, our operating results may suffer.

Our earnings will suffer if we divest our PharMerica Long-Term Care business and are not able to replace the earnings of that business.

If we divest our PharMerica Long-Term Care business as a result of the proposed transaction that we announced on August 7, 2006, we will not have the benefit of the earnings associated with that business. Our earnings will suffer if we are not able to replace the earnings of the PharMerica Long-Term Care business upon the divestiture of that business. There can be no assurance that we will be able to replace the earnings of the PharMerica Long-Term Care business.

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

The following table sets forth the number of shares purchased and the average price paid per share during each month in the quarter ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	1,709,800	$43.72
May 1 to May 31	4,348,795	$43.73
June 1 to June 30	2,585,861	$42.00
Total	8,644,456	$43.21

Through June 30, 2006, the Company had purchased 14,859,538 shares and had remaining availability of $244,264,417 under the $844 million stock repurchase program. In July 2006, the Company purchased an additional 136,000 shares of its common stock for a total cost of $5,578,134.

ITEM 6.	Exhibits.

(a)    Exhibits:

10.1	AmerisourceBergen Corporation Executive Retirement Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

/s/ R. David Yost

R. David Yost
Chief Executive Officer

/s/ Michael D. DiCandilo

Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

August 8, 2006