Form 10-K
period 2006-09-30
AMERISOURCEBERGEN CORP
filed 2006-12-08
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

AMERISOURCEBERGEN CORPORATION

(Exact name of registrant as specified in its charter)

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
1-16671	AmerisourceBergen Corporation (a Delaware Corporation) 1300 Morris Drive Chesterbrook, PA 19087-5594 (610) 727-7000	23-3079390

Securities Registered Pursuant to Section 12(b) of the Act:	Common Stock, $.01 par value per share

Securities Registered Pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2006, based upon the closing price of such stock on the New York Stock Exchange on March 31, 2006, was $8,409,805,609.

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of November 30, 2006 was 192,088,514.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III—Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART I

PART I

ITEM 1.	BUSINESS

As used herein, the terms the “Company,” “AmerisourceBergen,” “we,” “us,” or “our” refer to AmerisourceBergen Corporation, a Delaware corporation.

AmerisourceBergen Corporation is one of the world’s largest pharmaceutical services companies, with operations in the United States, Canada and the United Kingdom. Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, we provide drug distribution and related services designed to reduce costs and improve patient outcomes. More specifically, we distribute a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a wide variety of healthcare providers located in the United States and Canada, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, physicians, clinics and other alternate site facilities, and skilled nursing and assisted living centers. We also provide pharmaceuticals and pharmacy services to long-term care, workers’ compensation and specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including pharmacy automation, supply management software, pharmaceutical packaging, inventory management, reimbursement and pharmaceutical consulting services, logistics services, and physician education, all of which are designed to reduce costs and improve patient outcomes.

Industry Overview

We have benefited from the significant growth of the pharmaceutical industry in the United States. According to IMS Healthcare, Inc. (“IMS”), an independent third party provider of information to the pharmaceutical and healthcare industry, industry sales in the United States are expected to grow between 4% and 5% in 2007 and between 5% and 8% over the next five years. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty products and the generics market will grow at higher levels.

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

Introduction of New Pharmaceuticals. Traditional research and development, as well as the advent of new research, production and delivery methods, such as biotechnology and gene research and therapy, continue to generate new compounds and delivery methods that are more effective in treating diseases. These compounds have been responsible for significant increases in pharmaceutical sales. We believe ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry. We believe ongoing research and development of biotechnology and other specialty pharmaceutical drugs, in particular, will provide opportunities for continued growth of our specialty pharmaceuticals business.

Increased Use of Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe drug therapy has had a beneficial impact on overall healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for approximately 10% of overall healthcare costs. Pharmaceutical manufacturers’ continued emphasis on research and development is expected to result in the continuing introduction of cost-effective drug therapies and new uses for existing drug therapies.

Pharmaceutical Supply Channel Changes. Historically, we and our major pharmaceutical distribution competitors derived a significant portion of our pharmaceutical distribution gross margin from manufacturer price increases, which have historically equaled or exceeded the overall Consumer Price Index. More recently, pharmaceutical manufacturers have been under significant pressure to reduce the rate of pharmaceutical price increases. While a portion of our gross margin continues to be derived from manufacturer price increases, our pharmaceutical distribution business has completed its transition to a fee-for-service model in fiscal 2006 where we are largely compensated for the services we provide manufacturers versus one that is dependent upon manufacturer price increases. The fee-for-service model is intended to improve the efficiency and transparency of the supply channel and is expected to establish a more predictable earnings pattern for us, while expanding our service relationship with pharmaceutical manufacturers. As of September 30, 2006, we had fee-for-service agreements in place with nearly all of the large brand name manufacturers. During fiscal 2006, more than 75% of our brand name manufacturer gross margin was not contingent on manufacturer price increases.

Legislative Developments. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) significantly expanded Medicare coverage for outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries became eligible to enroll in prescription drug plans that are offered by private entities. Medicare reimbursement rates for certain pharmaceuticals were impacted by implementation of the MMA by the U.S. Department of Health and Human Services (“HHS”). Further Medicare reimbursement reductions and policy changes are scheduled to be implemented in the future. The Deficit Reduction Act of 2005 (“DRA”) will reduce Medicaid reimbursement for certain prescription drugs, and the U.S. Congress may consider further reductions to Medicaid reimbursement. These policies may adversely affect our specialty distribution and our long-term care institutional pharmacy businesses directly and our wholesale drug distribution and specialty distribution businesses indirectly.

Expiration of Patents for Brand Name Pharmaceuticals. A significant number of patents for widely-used brand name pharmaceutical products will expire during the next several years. We consider this a favorable trend because generic products have historically provided a greater gross profit margin opportunity than brand name products.

The Company

We were formed by the merger of AmeriSource Health Corporation (“AmeriSource”) and Bergen Brunswig Corporation (“Bergen”) in August 2001. We currently serve our customers, including healthcare providers, pharmaceutical manufacturers, and patients through a geographically diverse network of distribution and service centers and other operations in the United States, Puerto Rico and Canada and through packaging facilities in the United States and the United Kingdom. In our pharmaceutical distribution business, we typically are the primary source of supply for pharmaceutical and related products to our healthcare provider customers and certain patients. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, thereby allowing them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.

Strategy

Our business strategy is focused solely on the pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

•	Optimize and Grow Our Distribution and Service Businesses. We believe we are well-positioned in size and market breadth to continue to grow our distribution business as we invest to improve our operating and capital efficiencies. Distribution anchors our growth and position in the pharmaceutical supply channel as we provide superior distribution services and deliver value-added solutions which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients.

In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our strategic growth plans. In October 2005, we acquired Trent Drugs (Wholesale) Ltd. (“Trent”), a Canadian wholesaler of pharmaceutical products. In January 2006, we changed Trent’s name to AmerisourceBergen Canada Corporation (“AmerisourceBergen Canada”). AmerisourceBergen Canada provided us with a solid foundation to expand our pharmaceutical distribution capability into the Canadian marketplace. In March 2006, AmerisourceBergen Canada acquired substantially all of the assets of Asenda Pharmaceutical Supplies Ltd. (“Asenda”), a Canadian pharmaceutical distributor that operated primarily in British Columbia and Alberta. The Asenda acquisition strengthened our position in Western Canada. In September 2006, AmerisourceBergen Canada acquired Rep-Pharm Inc. (“Rep-Pharm”), a Canadian pharmaceutical distributor that primarily serves retail community pharmacies in the provinces of Ontario, Quebec and Alberta. The Rep-Pharm acquisition continues our strategic focus on the pharmaceutical supply channel and places AmerisourceBergen Canada as the second largest pharmaceutical distributor in the Canadian market.

We believe we have one of the lowest cost operating structures in pharmaceutical distribution among our major competitors and, to further improve our position, we launched our Optimiz® program in fiscal 2001 for AmerisourceBergen Drug Corporation. The Optimiz® program currently contemplates reducing the distribution facility network in the U.S. from 51 facilities in 2001 to a distribution facility network numbering in the mid-20s by the end of fiscal 2007. The plan includes building six new facilities (all of which are currently operational) and closing facilities (29 of which have been closed through September 30, 2006). During fiscal 2006, we opened our last new facility and closed six facilities. These measures have been designed to reduce operating costs and to reduce our working capital. In addition, we believe we will continue to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility.

We have successfully transitioned our pharmaceutical distribution business to a fee-for-service model. This transition has allowed us to improve our relationships with pharmaceutical manufacturers. This business model transition had a positive effect on our working capital and a substantial majority of our gross profit was not dependent upon manufacturer price increases during fiscal 2006. The fee-for-service model is intended to improve the efficiency and transparency of the supply channel and is expected to establish a more predictable earnings pattern, while expanding our service relationship with pharmaceutical manufacturers. We expect to derive additional efficiencies from our fee-for-service model and continue to improve our relationships with our manufacturer suppliers.

•	Grow Our Specialty Distribution and Service Businesses. Representing nearly $10 billion in operating revenue in fiscal 2006, our specialty pharmaceuticals business has a significant presence in this rapidly growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians who specialize in a variety of disease states and a broad array of commercialization services for manufacturers, our specialty pharmaceuticals business is a well-developed platform for growth. We are the leader in distribution and services to community oncologists and have leading positions in other physician administered products. We also distribute vaccines, other injectibles, plasma and other blood products and are well-positioned to service and support many of the new biotech therapies which will be coming to market in the near future.

We expect to continue to expand our manufacturer services, which help pharmaceutical manufacturers, especially in the biotechnology sector, commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies to launch drugs with targeted populations and support the products in the channel. We provide physician education services, third party logistics and specialty pharmacy services to help speed products to market. We expect to seek opportunities to enhance and expand the specialty pharmaceutical business. In February 2006, we acquired Network for Medical Communication & Research, LLC (“NMCR”), a privately-held provider of accredited continuing medical education (“CME”) for physicians and analytical research for the oncology market. The acquisition of NMCR expands AmerisourceBergen Specialty Group’s (“ABSG’s”) presence in its market-leading oncology distribution and services businesses and complements Imedex, ABSG’s accredited CME business.

In October 2006, we acquired I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative IVIG. The addition of IgG supports our strategy of building our specialty pharmaceutical services to manufacturers.

In November 2006, we acquired Access M.D., Inc. (“AMD”), a Canadian company that provides services, including reimbursement support programs, third-party logistics and nursing support services to manufacturers of specialty pharmaceuticals, such as injectable and biological therapies. The acquisition of AMD expands our specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada.

•	Expand Services in the Pharmaceutical Supply Channel. We offer value-added services and solutions to assist manufacturers and healthcare providers to improve their efficiency and their patient outcomes. Programs for manufacturers, such as assistance with rapid new product launches, promotional and marketing services to accelerate product sales, custom packaging, product data reporting, logistical support and workers’ compensation are all examples of value-added solutions we currently offer. We are continually seeking to expand our offerings.

Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; best-priced generic product purchasing services; hospital pharmacy consulting designed to improve operational efficiencies; scalable automated pharmacy dispensing equipment; and packaging services that deliver unit dose, punch card and other compliance packaging for institutional and retail pharmacy customers. We also continue to pursue enhancements to our services and programs.

In March 2006, we acquired Brecon Pharmaceuticals Limited (“Brecon”), a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers. The acquisition of Brecon enhances our packaging business and provides the added capability to offer pharmaceutical manufacturers contract packaging and CTM services in new geographical regions.

In October 2006, we acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and will operate under our workers’ compensation services business (“PMSI”). The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives our workers’ compensation business the ability to provide our customers with a fully integrated Medicare set-aside solution.

•	Divestitures. In order to allow us to concentrate on our strategic focus of pharmaceutical distribution and related services, specialty pharmaceutical distribution and related services, and other pharmaceutical supply channel services such as packaging, we may, from time to time, consider divestitures.

In October 2006, we signed a master transaction agreement with Kindred Healthcare, Inc. (“Kindred”) to combine our respective institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), into a new, independent, publicly traded company. The proposed transaction is intended to be tax-free to the stockholders of both the Company and Kindred. The new company would be the second largest in the institutional pharmacy services market with annual revenues of approximately $1.9 billion and a customer base of approximately 330,000 licensed beds in 41 states. The proposed combination does not include PMSI.

The transaction would begin with Long-Term Care and KPS each borrowing up to $150 million and providing a one-time distribution back to their respective parents. The cash distribution is intended to be all or substantially all tax-free to us. After the borrowing and distribution, each of the institutional pharmacy businesses would be separately spun off as independent companies, each with 100 percent stock ownership by the stockholders of their respective parents, followed immediately by the independent companies combining in a stock-for-stock exchange which would result in our and Kindred’s stockholders each owning 50 percent of the new company. The master transaction agreement provides that at closing of the transaction, we will enter into a pharmaceutical distribution agreement with the new company, and Kindred will enter into an agreement to provide information technology services to the new company. The master transaction agreement also provides that at closing, we, Kindred and the new company will enter into agreements for the provision of certain transition services for a limited transition period following consummation of the transaction. Consummation of the transaction is subject to a number of conditions, including the effectiveness of a registration statement with respect to the shares of the new company’s common stock, receipt of financing for the new company and for one-time cash distributions to us and Kindred, and receipt of a favorable determination from the Internal Revenue Service regarding the tax-free nature of the transaction. There can be no assurance that all conditions to completion of the transaction will be met.

Operations

Operating Structure. We are organized based upon the products and services we provide to our customers. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group (“ABPG”). Servicing both pharmaceutical manufacturers and healthcare providers in the supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes. ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, clinics, alternate site facilities and other customers. In an effort to further protect the safety of the supply channel, we purchase all pharmaceuticals only from manufacturers. ABDC also provides pharmacy management and consulting services and scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets and supply management software to a variety of retail and institutional healthcare providers. Substantially all of ABDC’s operations are in the United States and Canada.

ABSG, through a number of individual operating businesses, provides distribution and other services to physicians and alternate care providers who specialize in a variety of disease states, such as oncology. ABSG also distributes vaccines, other injectibles, plasma and other blood products. In addition, through its manufacturer, physician and patient services businesses, ABSG provides a number of commercialization, third party logistics, group purchasing services, and other services for biotech and other pharmaceutical manufacturers, reimbursement consulting, data analytics, practice management, and physician education. Substantially all of ABSG’s operations are in the United States.

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”) and the recently acquired Brecon. American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and CTM services for pharmaceutical manufacturers.

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“PMSI”).

Long-Term Care is a leading national dispenser of pharmaceutical products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. Long-Term Care’s institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the dispensing of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. Long-Term Care pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, Long-Term Care provides infusion therapy services, as well as formulary management and other pharmacy consulting services.

PMSI provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. PMSI services include home delivery of prescription drugs, medical supplies and equipment, and computer software solutions to reduce payors’ administrative costs. Starting in fiscal 2007, PMSI also will offer Medicare set-aside cost containment services to its insurance payor customers.

Sales and Marketing. ABDC has a sales force organized regionally and specialized by healthcare provider type. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. ABDC’s marketing department designs and develops AmerisourceBergen value-added healthcare provider solutions and marketing materials. Tailored to specific groups, these programs and materials can be further customized at the business unit or distribution facility level to adapt to local market conditions. ABDC’s sales and marketing also serves national account customers through close coordination with local distribution centers and with the management of the Specialty and Packaging groups. ABDC sales and marketing ensures that our customers are receiving service offerings that meet their needs. Our Specialty and Packaging groups and the Long-Term Care and PMSI businesses each have independent sales forces and marketing organizations that specialize in their respective product and service offerings.

Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term and alternate care facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our customers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. During fiscal 2006, operating revenue for our Pharmaceutical Distribution segment was comprised of 58% institutional and 42% retail.

Our top ten customers represented approximately 32% of fiscal 2006 operating revenue. Our largest non-bulk customer represented 8% of our operating revenue in fiscal 2006. Revenues generated from sales to Medco Health Solutions, Inc. (“Medco”) accounted for approximately 98% of bulk deliveries to customer warehouses and approximately 7% of operating revenue in fiscal 2006. Other than our largest non-bulk customer and Medco, no individual customer accounted for more than 5% of our fiscal 2006 operating revenue. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 8% of our operating revenue in fiscal 2006 was derived from our two largest GPO relationships (Novation and Premier). The loss of any major customer or GPO relationship could adversely affect future operating revenue.

Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 10% of our purchases in fiscal 2006. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are good. The ten largest suppliers in fiscal 2006 accounted for approximately 58% of our purchases.

Historically, a significant portion of ABDC’s gross margin was derived from its ability to purchase merchandise inventories in advance of pharmaceutical manufacturer price increases and to hold these inventories until pharmaceutical prices increased, thereby generating a larger gross margin upon sale of the inventories. This business practice led to significant volatility in ABDC’s gross margin and, therefore, we transitioned our pharmaceutical distribution business to a fee-for-service model where we are primarily compensated for the services we provide manufacturers versus one that was dependent upon manufacturer price increases. Under a typical fee-for-service agreement, we are compensated for our services based on a percentage of purchases over a defined time period, with payment of fees being made directly or through a combination of direct payments and price increase entitlements. As of September 30, 2006, we have signed fee-for-service agreements with substantially all of the large branded pharmaceutical manufacturers. The fee-for-service model is intended to improve the efficiency and transparency of the supply channel and is expected to establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. The fee-for-service arrangements may establish a more predictable earnings pattern because, under many of the agreements, we earn a fee for our services performed in contrast to a model where earnings are largely predicated upon the timing and amount of pharmaceutical price increases. During fiscal 2006, more than 75% of ABDC’s brand name manufacturer gross profit was not contingent on manufacturer price increases.

Information Systems. ABDC operates its full-service wholesale pharmaceutical distribution facilities in the U.S. on one centralized information system. ABDC’s information system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. ABDC’s customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the value-added services offered to our customers, including marketing, product demand data, inventory replenishment, single-source billing, computer price updates and price labels.

ABDC plans to continue to make system investments to further improve its information capabilities and meet its customer and operational needs. ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. ABDC continues to implement a new warehouse operating system that is expected to improve its productivity and operating leverage. ABDC will continue to invest in advanced information systems and automated warehouse technology. As of September 30, 2006, approximately two-thirds of ABDC’s transactional volume is generated from our distribution facilities that have successfully implemented the new warehouse operating system.

In an effort to maintain and improve its information technology infrastructure, ABDC decided to outsource a significant portion of the information technology activities relating to its corporate functions and to its operations and entered into a ten-year commitment, effective July 1, 2005, with IBM Global Services, which has assumed responsibility for performing the outsourced information technology activities. During fiscal 2006 and 2005, we incurred a total of approximately $21 million of transition costs, which included employee severance and other contract expenses, in connection with this plan.

ABSG operates its specialty distribution business on a common, centralized ERP platform resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities. The convenience of ordering via the Internet is very important to ABSG’s customers. Over the past few years, we have introduced and enhanced our web capabilities such that a significant amount of orders are initiated via the Internet.

PharMerica’s Long-Term Care business operates a proprietary information technology infrastructure that automates order entry of medications, dispensing of medications, invoicing, and payment processing. These systems provide medical records, consulting drug review, and regulatory compliance information to help ensure patient safety. In May 2006, Long-Term Care acquired software, in connection with its purchase of certain assets of a technology solution company, that streamlines the exchange of information between Long-Term Care and its customers and provides long-term care facilities with safe and efficient electronic medication management.

PharMerica’s PMSI business provides proprietary information technology for workers’ compensation solutions. These systems provide eligibility authorization and reimbursement payments to participating pharmacies. They also provide order taking, shipment and collection of service fees for medications and specialty services. The systems also provide billing and reimbursement for other services rendered. PharMerica continues to invest in technologies that help improve data integrity, critical information access and system availability.

Competition

We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare solutions. Our largest competitors are Cardinal Health, Inc. and McKesson Corporation. ABDC competes with both national and regional distributors within pharmaceutical distribution. In addition, we compete with regional and local distributors, manufacturers who sell directly, chain drugstores who do their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG’s operating businesses face competition from a variety of competitors, including Oncology Therapeutics Network, FFF Enterprises, Henry Schein, Inc., Med-Path, Priority Healthcare Corporation, US Oncology, Inc., Covance Inc., and UPS Logistics, among others. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

PharMerica Long-Term Care’s competitors principally include Omnicare, Inc., a national competitor, which is significantly larger than PharMerica Long-Term Care, Kindred Pharmacy Services, as well as regional and local pharmacies that specialize in long-term care. We believe that the competitive factors most important in PharMerica Long-Term Care’s lines of business are quality and scope of service offered, pricing, ease of doing business with the provider, and the ability to develop and maintain relationships with referral sources. In addition, there are relatively few barriers to entry in the local markets served by PharMerica Long-Term Care and it may encounter substantial competition from local market entrants. The PMSI business of PharMerica competes with numerous billing companies in connection with the portion of its business that electronically adjudicates workers’ compensation claims for payors. PMSI also competes with various companies that provide home delivery of prescription drugs, medical supplies and equipment. PMSI’s primary competitors include Concentra Operating Corporation, Fiserv Health, Medical Services Company, Cypress Medical Products and Progressive Medical, Inc.

Intellectual Property

We use a number of trademarks and service marks. All of the principal trademarks and service marks used in the course of our business have been registered in the United States and, in some cases, in foreign jurisdictions or are the subject of pending applications for registration.

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

Employees

As of September 30, 2006, we employed approximately 14,700 persons, of which approximately 13,200 were full-time employees. Approximately 3% of full and part-time employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Government Regulation

We are subject to oversight by various state and federal governmental entities and we are subject to, and affected by, a variety of state and federal laws, regulations and policies.

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of these substances are required to register for permits, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these regulations. We have received all necessary regulatory approvals and believe that we are in substantial compliance with all applicable pharmaceutical wholesale distribution requirements.

We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statute and the Stark law. The anti-kickback statute prohibits persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a person for the furnishing or arranging for the furnishing of any item or service or for inducing the purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering of items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The Stark law prohibits physicians from making referrals for designated health services to certain entities with whom they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. The operations of Long-Term Care and ABSG are particularly subject to these laws and regulations, as are certain aspects of our ABDC operations.

The MMA instituted an “average sales price” or “ASP” methodology beginning in 2005 for Medicare Part B reimbursed drugs. Under Medicare Part B, physicians have the option of continuing to obtain drugs under the traditional “buy and bill” approach and being reimbursed for the drugs at ASP+6% or acquiring drugs through a competitive acquisition program or CAP. Physicians who participate in CAP bill the Medicare program only for drug administration, while the CAP vendor bills Medicare for the actual CAP drug and collects applicable beneficiary copayments. We are not a CAP vendor and an insignificant number of our physician customers have elected to participate in the CAP to date.

The MMA also significantly expanded Medicare coverage for outpatient prescription drugs through new Medicare Part D. Beginning in 2006, Medicare beneficiaries became eligible to enroll in outpatient prescription drug plans that are offered by private entities and became eligible for varying levels of coverage for outpatient prescription drugs. Beneficiaries who participate select from a range of stand-alone prescription drug plans or Medicare Advantage managed care plans that include prescription drug coverage along with other Medicare services (“Part D Plans”). The Part D Plans are required to make available certain drugs on their formularies. Each Part D Plan negotiates reimbursement for Part D drugs with pharmaceutical manufacturers.

The Deficit Reduction Act of 2005 (“DRA”) includes provisions that contemplate the use of average manufacturers’ price (AMP) as the reimbursement benchmark under Medicaid for generic pharmaceuticals starting in calendar year 2007. The DRA requires CMS to issue regulations on the AMP calculation methodology no later than July 1, 2007. We expect the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability.

Under the Prospective Payment System (“PPS”) for Medicare patients in skilled nursing facilities, Medicare pays a federal daily rate for virtually all covered skilled nursing facility services. Under PPS, PharMerica’s Long-Term Care skilled nursing facility customers are not able to pass through to Medicare their costs for certain products and services provided by PharMerica. Instead, Medicare provides such customers a federal daily rate to cover the costs of all covered goods and services provided to Medicare patients, which may include certain pharmaceutical and other goods and services provided by PharMerica. Because this Medicare reimbursement is limited by the PPS, facility customers have an increased incentive to negotiate with PharMerica to minimize the costs of providing goods and services to patients covered under Medicare. PharMerica bills skilled nursing facilities based on a negotiated fee schedule.

Medicare beneficiaries who will have all or a substantial portion of their prescription drug costs covered by the Medicare Part D drug benefit include those nursing home residents served by the Long-Term Care business who qualify for both Medicare and Medicaid and whose drug costs traditionally have been covered by Medicaid programs. In January 2005, the Centers for Medicare & Medicaid Services (“CMS”) of HHS published final rules concerning the Part D benefit. While these rules established a framework for the new benefit, CMS continues to provide further information and guidance. The rules permit long-term care pharmacies to provide covered Medicare Part D drugs to enrollees in the Medicare Part D plans. Under the Part D rules, long-term care pharmacies participate on an in-network basis by contracting directly with the Part D Plans. Medicare Part D could have an adverse effect on the Long-Term Care business.

PharMerica’s Long-Term Care business also receives reimbursement directly for dispensed pharmaceuticals in some cases under certain Medicaid programs. Over the last several years, certain Medicaid programs have lowered reimbursement through a variety of mechanisms, principally reductions in AWP levels, expansion of Federal Upper Limit (FUL) pricing, and general reductions in contract payment methodology to pharmacies. Additional reimbursement reductions are possible in the future. The U.S. Congress also is considering budget reconciliation legislation that would further reduce Medicaid reimbursement for pharmaceuticals, although to date, the U.S. Congress has not adopted a final budget package. Moreover, as noted above, Medicaid drug coverage was affected by the new Medicare Part D drug benefit that was implemented in 2006, since Medicare Part D, not Medicaid, covers most outpatient drug expenses for beneficiaries who qualify for both Medicare and Medicaid coverage (so-called “dual eligibles”), including dual eligibles residing in nursing homes.

In recent years, some states have passed or have proposed laws and regulations that are intended to protect the safety of the supply channel. For example, Florida and other states are implementing pedigree requirements that require drugs to be accompanied by information tracing drugs back to the manufacturers. These and other requirements are expected to increase our cost of operations. At the federal level, the FDA issued final regulations pursuant to the Pharmaceutical Drug Marketing Act that became effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to the Company of selling to other pharmaceutical distributors and handling product returns. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of the regulations in response to a case initiated by secondary distributors. We cannot predict the ultimate outcome of this legal proceeding.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. We cannot predict which reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our results of operations and financial condition.

See “Risk Factors” for a discussion of additional regulatory developments that may affect our results of operations and financial condition.

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

ITEM 1A. RISK	FACTORS

The following discussion describes certain risk factors that we believe could affect our business and prospects. These risk factors are in addition to those set forth elsewhere in this report.

Intense competition may erode our profit margins.

The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with large wholesale distributors of pharmaceuticals such as Cardinal Health, Inc. and McKesson Corporation; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers who distribute their products directly to customers; specialty distributors; and other healthcare providers. The Long-Term Care and PMSI businesses in which PharMerica operates also are highly competitive.

Competitive pressures have contributed to a decline in our gross profit margins on operating revenue from 5.42% in fiscal 2001 to 3.94% in fiscal 2006. This trend may continue and our business could be adversely affected as a result.

Our operating revenue and results of operations may suffer upon the loss of a significant customer.

Our top ten customers represented approximately 32% of operating revenue for the fiscal year ended September 30, 2006. Our largest individual customer accounted for approximately 8% of our operating revenue for the fiscal year ended September 30, 2006. We also have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 8% of our operating revenue for the fiscal year ended September 30, 2006 was derived from our two largest GPO relationships (Novation and Premier). We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our operating revenue and results of operations.

Our operating revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.

Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. The bankruptcy, insolvency or other credit failure of any customer at a time when the customer has a substantial account payable balance due to us could have a material adverse affect on our operating revenue and results of operations. At September 30, 2006, the largest trade receivable due from a single customer represented approximately 12% of accounts receivable, net.

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

The healthcare industry is highly regulated at the federal and state level. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or have proposed laws and regulations, including laws and regulations obligating pharmaceutical distributors to provide prescription drug pedigrees, that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. In order to comply with the Florida requirements, we implemented an e-pedigree system at our distribution center in Florida that required significant capital outlays. Other states are considering laws and regulations that would require us to implement pedigree capabilities in those other states similar to the pedigree capabilities implemented for Florida. California is considering mandating the implementation of costly track and trace chain of custody technologies, such as radio frequency identification (RFID) technologies, within the next few years even though such technologies have yet to be commercialized. At the federal level, the FDA issued final regulations pursuant to the Pharmaceutical Drug Marketing Act that were scheduled to become effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of the regulations in response to a case initiated by secondary distributors. We cannot predict the ultimate outcome of this legal proceeding.

Legal and regulatory changes reducing reimbursement rates for pharmaceuticals and/or medical treatments or services may reduce our profitability and adversely affect our business and results of operations.

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

ABSG’s business may be adversely affected in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since ABSG provides a number of services to or through physicians, this could result in slower growth or lower revenues for ABSG.

Long-Term Care receives rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that their respective products will be dispensed. CMS continues to question pharmacies’ receipt of discounts, rebates, and other price concessions from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit. In a finalized “Call Letter” for the 2007 calendar year, CMS indicated it will require Part D Plans to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. Especially where such rebates exist, CMS instructs Part D Plans to require pharmacies to disclose to the Part D Plans any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS has issued guidelines regarding the information that CMS will require from Part D Plans concerning rebates received by long-term care pharmacies.

The DRA is intended to reduce net Medicare and Medicaid spending by approximately $11 billion over the next four to five years. DRA provisions could reduce payments to Long-Term Care customers. Among other things, the DRA will reduce certain bad debt payments to Medicare skilled nursing facilities and strengthen asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. In addition, new rules that will go into effect on January 1, 2007 may decrease Medicaid pharmacy reimbursement for multiple-source drugs by changing the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price. There can be no assurance that the changes under the DRA will not have an adverse impact on our business. Various administrative agencies are in the process of defining the specific details of the legislation. We are continuing to work with our customers and the regulatory agencies in this process. We are currently developing plans to mitigate the potential impact of these legislative changes. If we fail to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect our results of operations.

Average wholesale price, or AWP, is a pricing benchmark published by First DataBank, Inc. that is widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers for the drugs and biologicals they provide. AWP is also used to establish the pricing of pharmaceuticals to certain of our pharmaceutical distribution customers in Puerto Rico. First DataBank recently agreed to a proposed settlement of a legal proceeding that would require First DataBank to stop publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is publishing AWP at that future time. First DataBank would also be required to change the way it calculates AWP during the two-year interim period. The settlement agreement is not final, and we are evaluating the potential impact that it could have on the business of our customers and our business. There can be no assurance that the settlement, if approved, would not have an adverse impact on the business of our customers and/or our business.

The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on health care entities. At this time, we can provide no assurances that such changes, if adopted, would not have an adverse effect on our business.

The changing United States healthcare environment may negatively impact our business and our profitability.

Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in Medicare funding affecting our healthcare provider customer base; consolidation of competitors, suppliers and customers; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued government and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability.

If we fail to comply with laws and regulations in respect of healthcare fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.

We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud and abuse. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. While we believe that we are in substantial compliance with all applicable laws, many of the regulations applicable to us, including those relating to marketing incentives offered by pharmaceutical suppliers, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Our results of operations and financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect or that are difficult for us to integrate.

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

Acquisitions involve numerous risks and uncertainties. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including: the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities; the fair value of assets acquired and liabilities assumed; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.

Our results of operations and our financial condition may be adversely affected by foreign operations.

We recently acquired three pharmaceutical distributors based in Canada and a provider of contract packaging and clinical trials materials services based in the United Kingdom, and expect to consider additional foreign acquisitions in the future. Our existing foreign operations and any operations we may acquire in the future carry risks in addition to the risks of acquisition, as described above. At any particular time, foreign operations may encounter risks and uncertainties regarding the governmental, political, economic, business and competitive environment within the countries in which those operations are based. Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. Dollar.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, our management may not be able to provide its report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for the fiscal year ending September 30, 2007 as required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and our independent registered public accounting firm may not be able to provide an unqualified attestation, or any attestation, on management’s assessment of the operating effectiveness of our internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report in our Annual Report on Form 10-K for the fiscal year ending September 30, 2007, similar to the one delivered herein, that assesses the effectiveness of our internal control over financial reporting. We also will be required to deliver an attestation report, similar to the one delivered herein, of our independent registered public accounting firm on our management’s assessment of, and operating effectiveness of, internal controls. We have undertaken substantial effort to assess, enhance and document our internal control systems, financial processes and information systems and expect to continue to do so during fiscal 2007 in preparation for the required annual evaluation process. Significant use of resources, both internal and external, will be required to make the requisite evaluation of the annual effectiveness of our internal controls. While we believe we have adequate internal controls and will meet our obligations, there can be no assurance that we will be able to complete the work necessary for our management to issue the report in a timely manner or that management or our independent registered public accounting firm will conclude that our internal controls are effective.

In addition, ABDC’s controls are dependent, in part, on the third party service provider (IBM) to which we have outsourced responsibility for a significant portion of our information technology activities. If IBM does not perform satisfactorily and/or provide the assurances to us and our independent registered public accounting firm that are required, the ability of the Company and the accounting firm to conclude that our internal controls are effective could be adversely affected.

Our Pharmaceutical Distribution segment is subject to inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices, which subjects us to risks and uncertainties.

As part of our transition to fee-for-service, some distribution service agreements entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with a small number of branded manufacturers continue to be solely inflation-based. If the frequency or rate of branded pharmaceutical price inflation slows, our results of operations could be adversely affected. In addition, the Pharmaceutical Distribution segment distributes generic pharmaceuticals, which are subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, our results of operations could be adversely affected.

Risks generally associated with our sophisticated information systems may adversely affect our business and results of operations.

Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Our business and results of operations may be adversely affected if these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time, including due to the actions of third parties. A third party service provider (IBM) is responsible for managing a significant portion of ABDC’s information systems. Our business and results of operations may be adversely affected if the third party service provider does not perform satisfactorily.

Certain of our businesses are considering substantial investments in information systems during fiscal 2007. To the extent the implementation of these systems fail, our business and results of operations may be adversely affected.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We are a large corporation with operations in the United States, Puerto Rico, Canada and the United Kingdom. As such, we are subject to tax laws and regulations of the United States federal, state and local governments and of many foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as foreign, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Our results of operations may suffer as a result of our proposed transaction with Kindred Healthcare, Inc. (“Kindred”) to combine our PharMerica Long-Term Care business with Kindred’s institutional pharmacy business into a new, publicly traded institutional pharmacy services provider.

The proposed transaction is conditioned, among other things, on a favorable determination by the Internal Revenue Service, implementation of financing arrangements and registration of the common stock of the new company with the Securities and Exchange Commission. There are numerous uncertainties associated with the completion of each of these steps in the transaction. In any event, the proposed transaction is not expected to be completed until the first calendar quarter of 2007. During the pendency of the proposed transaction, if the business focus of PharMerica Long-Term Care personnel is diverted as a result of activities related to the transaction or if PharMerica Long-Term Care loses any customers as a result thereof, our operating results may suffer. For the same reasons, if we are unable to successfully complete the proposed transaction, the ongoing performance and prospects of PharMerica Long-Term Care may be adversely affected.

Our earnings will suffer if we divest our PharMerica Long-Term Care business and are not able to replace the earnings of that business.

If we divest our PharMerica Long-Term Care business as a result of the proposed transaction, we will not have the benefit of the earnings associated with that business. Our earnings will suffer if we are not able to replace the earnings of the PharMerica Long-Term Care business upon the divestiture of that business. There can be no assurance that we will be able to replace the earnings of the PharMerica Long-Term Care business. For the fiscal year ended September 30, 2006, PharMerica Long-Term Care’s operating income was $32.3 million.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of September 30, 2006, we conducted our business from office and operating facilities at owned and leased locations throughout the United States, Canada, the United Kingdom, and Puerto Rico. In the aggregate, our facilities occupy approximately 8.6 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2018.

Our 28 full-service ABDC wholesale pharmaceutical distribution facilities in the U.S. range in size from approximately 39,000 square feet to 320,000 square feet, with an aggregate of approximately 4.7 million square feet. Our six new distribution facilities, including office space, each have approximately 300,000 square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Minnesota, Missouri, North Carolina, New Jersey, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, Ohio, Pennsylvania, Tennessee, Texas and Virginia. As of September 30, 2006, ABDC had 15 wholesale pharmaceutical distribution facilities in Canada. All of these facilities are leased and located in the provinces of Alberta, British Columbia, Newfoundland, Nova Scotia, Ontario, and Quebec. We consider our operating properties to be in satisfactory condition. See Optimize and Grow Our Distribution and Services Businesses on Page 2 for a discussion of our facility consolidation and expansion plan.

As of September 30, 2006, the Specialty Group’s operations were located in 22 locations comprising of approximately 721,000 square feet. Its largest leased facility consisted of approximately 276,000 square feet. Only one of the 22 locations is owned. The Specialty Group’s offices are located in Texas and it has significant operations in the states of Alabama, Kentucky, North Carolina and Ohio. The Specialty Group anticipates moving its offices and certain of its operations to a new facility in Texas during fiscal 2007. This facility likely will consist of approximately 130,000 square feet.

As of September 30, 2006, the Packaging Group’s operations in the U.S. consisted of 3 owned facilities and 5 leased facilities totaling approximately 1.1 million square feet. The Packaging Group’s operations in the U.S. are primarily located in the states of Illinois and Ohio. The Packaging Group’s operations in the United Kingdom are located in six owned and three leased building units comprising a total of 96,000 square feet.

As of September 30, 2006, our PharMerica operations were located in 99 leased locations (85 of which are pharmacies) ranging in size from approximately 100 square feet to 71,000 square feet and have a combined area of approximately 1.0 million square feet.

We lease approximately 134,000 square feet in Chesterbrook, Pennsylvania for our corporate and ABDC headquarters.

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

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action in the Superior Court of California, County of Orange (the “Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit in the amount of $14.4 million plus interest at the rate of ten percent per annum from August 29, 2001. With an offset for the amount previously paid to the executive, the total award to the executive amounts to $19.4 million, of which $13.9 million was recorded in fiscal 2006. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company have appealed the ruling of the Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the quarter ended September 30, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company’s principal executive officers, their ages and their positions, as of December 1, 2006. Each executive officer serves at the pleasure of the Company’s board of directors.

Name	Age	Current Position with the Company
R. David Yost	59	Chief Executive Officer and Director
Kurt J. Hilzinger	46	President, Chief Operating Officer and Director
Michael D. DiCandilo	45	Executive Vice President and Chief Financial Officer
Steven H. Collis	45	Senior Vice President and President, AmerisourceBergen Specialty Group
Terrance P. Haas	41	Senior Vice President and President, AmerisourceBergen Drug Corporation

Unless indicated to the contrary, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mr. Yost has been Chief Executive Officer and a Director of the Company since August 2001 and was President of the Company until October 2002. He was Chief Executive Officer of AmeriSource from May 1997 until August 2001 and Chairman of the Board of AmeriSource from December 2000 until August 2001. Mr. Yost has been employed by the Company or one of its predecessors for 32 years.

Mr. Hilzinger was elected to the Company’s Board of Directors in March 2004. He was named President and Chief Operating Officer of the Company in October 2002. He was the Company’s Executive Vice President and Chief Operating Officer from August 2001 to October 2002. Mr. Hilzinger has been employed by the Company or one of its predecessors for 15 years.

Mr. DiCandilo has been Chief Financial Officer of the Company since March 2002. Since May 2005, he has been an Executive Vice President of the Company. From March 2002 to May 2005, Mr. DiCandilo was a Senior Vice President. He was the Company’s Vice President and Controller from August 2001 to March 2002. Mr. DiCandilo has been employed by the Company or one of its predecessors for 16 years.

Mr. Collis has been a Senior Vice President of the Company and President of AmerisourceBergen Specialty Group since August 2001. Mr. Collis has been employed by the Company or one of its predecessors for 12 years.

Mr. Haas was named Senior Vice President, and President of AmerisourceBergen Drug Corporation in February 2004. He was Senior Vice President, Operations from February 2003 to February 2004. Previously, he was Senior Vice President, Integration from October 2001 to February 2003 and Senior Vice President, Supply Chain Management from August 2001 to October 2001. Mr. Haas has been employed by the Company or one of its predecessors for 19 years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “ABC.” As of November 30, 2006, there were 4,150 record holders of the Company’s common stock. The following table sets forth the high and low closing sale prices of the Company’s common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2006
First Quarter	$41.89	$36.70
Second Quarter	48.27	40.91
Third Quarter	48.59	40.74
Fourth Quarter	46.41	41.18

Fiscal Year Ended September 30, 2005
First Quarter	31.84	25.23
Second Quarter	31.39	27.02
Third Quarter	34.58	28.18
Fourth Quarter	39.22	34.60

On November 15, 2005, the Company declared a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a stock dividend, where each stockholder received one additional share for each share owned. The stock dividend was payable on December 28, 2005 to stockholders of record at the close of business on December 13, 2005.

During the fiscal years ended September 30, 2006 and 2005, the Company paid quarterly cash dividends of $0.025 and $0.0125, respectively. On November 9, 2006, the Company’s board of directors increased the quarterly dividend by 100% and declared a dividend of $0.05 per share, which was paid on December 4, 2006 to stockholders of record as of the close of business on November 20, 2006. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,381,018	$36.93	1,381,018	$699,001,159
November 1 to November 30	308,330	$38.49	308,330	$687,133,645
December 1 to December 31	643,734	$40.42	643,734	$661,112,984
February 1 to February 28	1,006,600	$43.00	1,006,600	$617,829,232
April 1 to April 30	1,709,800	$43.72	1,709,800	$543,071,104
May 1 to May 31	4,348,795	$43.73	4,348,795	$352,883,457
June 1 to June 30	2,585,861	$42.00	2,585,861	$244,264,417
July 1 to July 31	136,000	$41.00	136,000	$238,689,003
August 1 to August 31	3,696,800	$43.71	3,696,800	$827,116,076
September 1 to September 30	1,691,600	$44.65	1,691,600	$751,582,061

Total	17,508,538	$42.75	17,508,538	$751,582,061

(a)	During the fiscal year ended September 30, 2006, the Company purchased 17.5 million shares under its $844 million stock repurchase program, which was announced in August 2005. This program expired in October 2006, when the Company purchased 35 thousand shares for $1.6 million.

(b)	In August 2006, the Company announced a new program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. Through September 30, 2006, there were no purchases of the Company’s common stock under this new program. There is no expiration date related to this new program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on the next page of this report.

	Fiscal year ended September 30,
(amounts in thousands, except per share amounts)	2006 (a)	2005 (b)	2004 (c)	2003 (d)	2002 (e)
Statement of Operations Data:
Operating revenue	$56,672,940	$50,012,598	$48,812,452	$45,463,400	$40,163,387
Bulk deliveries to customer warehouses	4,530,205	4,564,723	4,308,339	4,120,639	4,994,080

Total revenue	61,203,145	54,577,321	53,120,791	49,584,039	45,157,467
Gross profit	2,231,815	1,980,184	2,166,430	2,225,613	2,009,821
Operating expenses	1,483,109	1,343,238	1,265,471	1,339,484	1,294,209
Operating income	748,706	636,946	900,959	886,129	715,612
Interest expense, net	12,464	57,223	112,704	144,748	140,734
Income from continuing operations	468,012	291,922	474,874	443,065	343,243
Net income	467,714	264,645	468,390	441,229	344,941
Earnings per share from continuing operations – diluted (f) (g) (h)	2.26	1.37	2.06	1.95	1.57
Earnings per share – diluted (f) (g) (h)	2.25	1.24	2.03	1.95	1.58
Cash dividends declared per common share (f)	$0.10	$0.05	$0.05	$0.05	$0.05
Weighted average common shares outstanding – diluted(f)	207,446	215,540	235,558	231,908	224,456

Balance Sheet Data:
Cash and cash equivalents	$1,261,268	$966,553	$871,343	$800,036	$663,340
Short-term investment securities available for sale	67,840	349,130	—	—	—
Accounts receivable – net (i)	3,427,139	2,640,646	2,260,973	2,295,437	2,222,156
Merchandise inventories (i)	4,422,055	4,003,690	5,135,830	5,733,837	5,437,878
Property and equipment – net	509,746	514,758	465,264	353,170	282,578
Total assets	12,783,920	11,381,174	11,654,003	12,040,125	11,213,012
Accounts payable	6,499,264	5,292,253	4,947,037	5,393,769	5,367,837
Long-term debt, including current portion	1,095,491	952,711	1,438,471	1,784,154	1,817,313
Stockholders’ equity	4,141,157	4,280,357	4,339,045	4,005,317	3,316,338
Total liabilities and stockholders’ equity	$12,783,920	$11,381,174	$11,654,003	$12,040,125	$11,213,012

(a)	Includes $14.2 million of facility consolidations and employee severance costs, net of income tax benefit of $5.9 million, a $25.8 million gain from antitrust litigation settlements, net of income tax expense of $15.1 million, and a $4.1 million gain on the sale of an equity investment and an eminent domain settlement, net of income tax expense of $2.4 million.

(b)	Includes $14.0 million of facility consolidations and employee severance costs, net of income tax benefit of $8.7 million, a $71.4 million loss on early retirement of debt, net of income tax benefit of $40.5 million, a $24.7 million gain from antitrust litigation settlements, net of income tax expense of $15.4 million and an impairment charge of $3.2 million, net of income tax benefit of $2.1 million.

(c)	Includes $4.6 million of facility consolidations and employee severance costs, net of income tax benefit of $2.9 million, a $14.5 million loss on early retirement of debt, net of income tax benefit of $9.1 million, and a $23.4 million gain from an antitrust litigation settlement, net of income tax expense of $14.6 million.

(d)	Includes $5.4 million of facility consolidations and employee severance costs, net of income tax benefit of $3.5 million and a $2.6 million loss on early retirement of debt, net of income tax benefit of $1.6 million.

(e)	Includes $14.6 million of merger costs, net of income tax benefit of $9.6 million.

(f)	On December 28, 2005, the Company effected a two-for-one stock split of its outstanding shares of common stock in the form of a 100% stock dividend. All applicable share and per-share amounts have been retroactively adjusted to reflect this stock split.

(g)	Effective October 1, 2004, the Company changed its method of recognizing cash discounts and other related manufacturer incentives. The Company recorded a $10.2 million charge for the cumulative effect of change in accounting (net of income tax benefit of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. The $10.2 million charge reduced diluted earnings per share by $0.05 for the fiscal year ended September 30, 2005.

Had the Company used its current method of accounting for recognizing cash discounts and other related manufacturer incentives for each of the three fiscal years ended September 30, 2004, diluted earnings per share from continuing operations would have been higher by $0.01 for fiscal 2002, lower by $0.04 for fiscal 2003, and lower by $0.01 for fiscal 2004.

(h)	Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard 123R, using the modified-prospective transition method, and therefore, began to expense the fair value of all outstanding stock options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods. During the fiscal year ended September 30, 2006, we recorded $16.4 million of share-based compensation expense, which had the effect of lowering diluted earnings per share from continuing operations by $0.05. Had we expensed share-based compensation for each of the four years ended September 30, 2005, diluted earnings per share from continuing operations would have been lower by $0.05 for fiscal 2002, lower by $0.08 for fiscal 2003, lower by $0.37 for fiscal 2004 and lower by $0.02 for fiscal 2005.

(i)	Balances as of September 30, 2004 reflect a change in accounting to accrue for customer sales returns. The impact of the accrual was to decrease accounts receivable, increase merchandise inventories, and decrease operating revenue and cost of goods sold by $316.8 million. The accrual for customer sales returns had no impact on net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein.

In November 2005, the Company declared a two-for-one stock split of its outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005. All applicable share and per-share data in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect this stock split.

The Company is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician, and manufacturer customers, which currently are based primarily in the United States and Canada. The Company also provides pharmaceuticals to long-term care and workers’ compensation patients.

The Company is organized based upon the products and services it provides to its customers. Substantially all of the Company’s operations are located in the United States and Canada. The Company also has packaging operations located in the United Kingdom. In October 2005, the Company acquired Trent Drugs (Wholesale) Ltd. (“Trent”), a Canadian wholesaler of pharmaceutical products. The acquisition of Trent provided the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. In January 2006, the Company changed the name of Trent to AmerisourceBergen Canada Corporation (“ABCC”). In March 2006, ABCC acquired substantially all of the assets of Asenda Pharmaceutical Supplies Ltd. (“Asenda”), a Canadian pharmaceutical distributor that operated primarily in British Columbia and Alberta. The Asenda acquisition strengthened the Company’s position in Western Canada. In September 2006, ABCC acquired another Canadian distributor, Rep-Pharm, Inc., which distributes pharmaceuticals primarily to retail community pharmacies in the provinces of Ontario, Quebec and Alberta. This acquisition continues the Company’s strategic focus on the pharmaceutical supply channel in Canada.

In February 2006, the Company acquired Network for Medical Communication & Research, LLC (“NMCR”), a privately held provider of accredited continuing medical education (“CME”) for physicians and analytical research for the oncology market. The acquisition of NMCR expanded the Company’s presence in its market-leading oncology distribution and services businesses and complements Imedex, the Company’s accredited CME business. Additionally, in March 2006, the Company acquired Brecon Pharmaceuticals Limited (“Brecon”), a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers. The acquisition of Brecon enhanced the Company’s packaging business and provides the added capability to offer pharmaceutical manufacturers contract packaging and CTM services.

In October 2006, the Company and Kindred Healthcare, Inc. (“Kindred”) signed a master transaction agreement to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), into a new, independent, publicly traded company. The proposed transaction is intended to be tax-free to the stockholders of both the Company and Kindred. The transaction is currently expected to be completed in the first calendar quarter of 2007. The new company would be the second largest in the institutional pharmacy services market with annual revenues of approximately $1.9 billion and a customer base of approximately 330,000 licensed beds in 41 states. The proposed combination does not include the Company’s workers’ compensation business (“PMSI”), which is reported in its PharMerica segment.

The transaction would begin with PharMerica Long-Term Care and KPS each borrowing up to $150 million and providing a one-time distribution back to their respective parents. The cash distribution is intended to be all or substantially tax-free to the Company. After the borrowing and distribution, each of the institutional pharmacy businesses would be separately spun off as independent companies, each with 100 percent stock ownership by the stockholders of their respective parents, followed immediately by the independent companies combining in a stock-for-stock exchange which would result in the Company’s and Kindred’s stockholders each owning 50 percent of the new company (see Note 17 to the consolidated financial statements for further details). The master transaction agreement provides that at closing of the transaction, the Company will enter into a pharmaceutical distribution agreement with the new company, and Kindred will enter into an agreement to provide information and support services to the new company. The master transaction agreement also provides that at closing, Kindred, the Company and the new company will enter into agreements for the provision of certain transition services for a limited transition period following consummation of the transaction. Consummation of the transaction is subject to a number of conditions, including the effectiveness of a registration statement with respect to the shares of the new company’s common stock, receipt of financing for the new company and for the one-time cash distributions to the Company and Kindred, and receipt of a favorable determination from the Internal Revenue Service regarding the tax-free nature of the transaction. There can be no assurance that all conditions to completion of the transaction will be met.

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and will operate under the Company’s PMSI services business. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s workers’ compensation business the ability to provide its customers with a fully integrated Medicare set-aside solution.

In October 2006, the Company acquired I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative IVIG. The addition of IgG supports the Company’s strategy of building its specialty pharmaceutical services to manufacturers.

In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company that provides services, including reimbursement support, third-party logistics and nursing support services to manufacturers of specialty pharmaceuticals, such as injectable and biological therapies. The acquisition of AMD expands our specialty services businesses into Canada and complements the distribution services offered by ABCC.

The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

Pharmaceutical Distribution

The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group (“ABPG”). Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes.

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, clinics, alternate site facilities and other customers. In an effort to further protect the safety of the supply channel, we purchase all pharmaceuticals only from manufacturers. ABDC also provides pharmacy management and consulting services and scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets and supply management software to a variety of retail and institutional healthcare providers.

The Company has transitioned its pharmaceutical distribution business to a fee-for-service model whereby it is compensated for the services it provides manufacturers versus one that is dependent upon manufacturer price increases. The fee-for-service model is intended to improve the efficiency and transparency of the supply channel and may establish a more predictable earnings pattern for ABDC, while expanding our service relationship with pharmaceutical manufacturers. As of September 30, 2006, ABDC had signed fee-for-service agreements with substantially all of the large branded pharmaceutical manufacturers. During fiscal 2006, more than 75% of ABDC’s brand name manufacturer gross margin was not contingent on manufacturer price increases.

ABSG, through a number of individual operating businesses, provides distribution and other services to physicians and alternate care providers who specialize in a variety of disease states, such as oncology. ABSG also distributes vaccines, other injectables, plasma and other blood products. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization, third party logistics, group purchasing services, and other services for biotech and other pharmaceutical manufacturers, reimbursement consulting, data analytics, practice management, and physician education.

ABSG’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since ABSG provides a number of services to or through physicians, this could result in slower or reduced growth in revenues for ABSG. There can be no assurance that ABSG will retain or replace all of the revenue currently going through the physician channel or that such revenue will be as profitable.

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”) and Brecon. American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, their operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and CTM services for pharmaceutical manufacturers.

PharMerica

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and PMSI.

Long-Term Care is a leading national dispenser of pharmaceutical products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. Long-Term Care’s institutional pharmacy business involves the purchase of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the dispensing of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs but depend instead on institutional pharmacies, such as Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. Long-Term Care pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, Long-Term Care provides infusion therapy services, as well as formulary management and other pharmacy consulting services.

The Company continues to evaluate the effect that the MMA transition is having on its Long-Term Care business. The MMA significantly expanded Medicare coverage for outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries became eligible to enroll in prescription drug plans that are offered by private entities and became eligible for varying levels of coverage for outpatient prescription drugs. While the above has had a positive effect on business volume during fiscal 2006, its impact has been mitigated by additional costs incurred relating to the MMA transition. Additionally, Medicaid drug coverage was affected by the new Medicare Part D drug benefit that was implemented in 2006, since Medicare Part D, not Medicaid, covers most outpatient drug expenses for beneficiaries who qualify for both Medicare and Medicaid coverage (so-called “dual eligibles”), including dual eligibles residing in nursing homes. CMS continues to question pharmacies’ receipt of access/performance rebates from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit.

In addition, the DRA could reduce payments to Long-Term Care customers. Among other things, the DRA will reduce certain bad debt payments to Medicare skilled nursing facilities and strengthen asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. In addition, new rules that will go into effect on January 1, 2007 may decrease Medicaid pharmacy reimbursement for generic drugs. If the Company fails to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect the Company’s results of operations and financial condition.

As previously discussed, in October 2006, the Company and Kindred signed a master transaction agreement to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and KPS, into a new, independent, publicly traded company (see page 23 for further details).

PMSI provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. PMSI services include home delivery of prescription drugs, medical supplies and equipment, and an array of computer software solutions to reduce the payors’ administrative costs. The recent addition of PMSI MSA Services gives the PMSI business the ability to provide its customers with a fully integrated Medicare set-aside solution.

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Fiscal year ended September 30,			2006 vs. 2005 Change	2005 vs. 2004 Change
(dollars in thousands)	2006	2005	2004
Pharmaceutical Distribution	$55,907,552	$49,319,371	$48,113,015	13%	3%
PharMerica	1,668,308	1,571,369	1,575,255	6	—
Intersegment eliminations	(902,920)	(878,142)	(875,818)	(3)	—

Total	$56,672,940	$50,012,598	$48,812,452	13%	2%

	Operating Income Fiscal year ended September 30,			2006 vs. 2005 Change	2005 vs. 2004 Change
(dollars in thousands)	2006	2005	2004
Pharmaceutical Distribution	$644,202	$532,887	$748,625	21%	(29)%
PharMerica	83,745	91,947	121,846	(9)	(25)
Facility consolidations, employee severance and other	(20,123)	(22,723)	(7,517)	11	(202)
Gain on antitrust litigation settlements	40,882	40,094	38,005	2	5
Impairment charge	—	(5,259)	—	n/a	n/a

Total	$748,706	$636,946	$900,959	18%	(29)%

Percentages of operating revenue:
Pharmaceutical Distribution
Gross profit	3.08%	3.03%	3.43%
Operating expenses	1.93%	1.95%	1.87%
Operating income	1.15%	1.08%	1.56%
PharMerica
Gross profit	28.01%	28.40%	30.45%
Operating expenses	22.99%	22.54%	22.72%
Operating income	5.02%	5.85%	7.74%
AmerisourceBergen Corporation
Gross profit	3.94%	3.96%	4.44%
Operating expenses	2.62%	2.69%	2.59%
Operating income	1.32%	1.27%	1.85%

Year ended September 30, 2006 compared with Year ended September 30, 2005

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the fiscal year ended September 30, 2006 increased 13% to $56.7 billion from $50.0 billion in the prior fiscal year. This increase was primarily due to increased operating revenue in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites (i.e., drop shipment) or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites (i.e., cross-dock shipment). Bulk deliveries for the fiscal year ended September 30, 2006 decreased 1% to $4.5 billion from $4.6 billion in the prior fiscal year due to a decrease in demand from the Company’s largest bulk customer. The Company is a principal to these transactions because it is the primary obligor and has the ultimate responsibility for fulfillment and acceptability of the products purchased, and bears full risk of delivery and loss for products, whether the products are drop-shipped or shipped cross-dock. The Company also bears full credit risk associated with the creditworthiness of any bulk delivery customer. As a result, and in accordance with the Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records bulk deliveries to customer warehouses as gross revenues. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

In connection with the transition to a fee-for-service model, the Company changed its method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. Prior to October 1, 2004, ABDC had recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. Since October 1, 2004, ABDC has been recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction of cost of goods sold upon the sale of the inventory. We believe the change in accounting method has provided a better matching of inventory cost to revenue, particularly as inventory turnover rates have continued to improve. The Company recorded a $10.2 million charge for the cumulative effect of this change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.05 for the fiscal year ended September 30, 2005.

Gross profit of $2,231.8 million in the fiscal year ended September 30, 2006 increased 13% from $1,980.2 million in the prior fiscal year. The increase in gross profit was primarily due to the increase in Pharmaceutical Distribution operating revenue, an increase in compensation under our fee-for-service agreements and growth of our generic programs. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2006 was 3.94%, as compared to 3.96% in the prior-year. This decrease was primarily due to the strong growth in business with a few of our larger, lower-margin customers. During the fiscal years ended September 30, 2006 and 2005, the Company recognized gains of $40.9 million and $40.1 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold and contributed 2% of gross profit for the fiscal years ended September 30, 2006 and 2005. The Company is unable to estimate future gains, if any, it will recognize as a result of antitrust litigation (see Note 13 to the consolidated financial statements for further details).

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1,463.0 million in the fiscal year ended September 30, 2006 increased by 11% from $1,315.3 million in the prior fiscal year. The increase in DSAD&A in the fiscal year ended September 30, 2006 from the prior fiscal year was primarily related to our growth in operating revenue, operating expenses of our acquired companies, investments to strengthen our sales and marketing and information technology infrastructures within ABDC, and share-based compensation expense related to the current year adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” As a percentage of operating revenue, DSAD&A in the fiscal year ended September 30, 2006 was 2.58%, compared to 2.63% in the prior fiscal year. The decline in the DSAD&A percentage in the fiscal year ended September 30, 2006 from the prior fiscal year was primarily due to productivity gains achieved throughout the Company’s distribution network as a result of the Optimiz® program, offset in part by investments made to strengthen our sales and marketing and information technology infrastructures within ABDC, expenses of our acquired companies, share-based compensation expense, and an increase in PharMerica’s operating expenses related to Medicare Part D implementation issues.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. During the fiscal years ended September 30, 2006 and 2005, the Company incurred a total of approximately $21 million of transition costs, which included employee severance and other contract expenses, in connection with this outsourcing plan. The Company’s current plan is to have a distribution facility network in the U.S. numbering in the mid-20s by the end of fiscal 2007. The plan includes building six new facilities (all of which have been completed and are fully operational) and closing facilities (29 of which have been closed through September 30, 2006). The Company had a total of 28 distribution facilities in the U.S. as of September 30, 2006. The Company anticipates closing two or three additional facilities in fiscal 2007.

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

During the fiscal year ended September 30, 2006, the Company closed six distribution facilities (the “fiscal 2006 initiatives”), incurred expenses relating to the planned spin-off of PharMerica Long-Term Care, realized a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California, and incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999 (see Bergen Brunswig Matter under Note 12 of the consolidated financial statements for further information).

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance, and other for the three fiscal years ended September 30, 2006 (in thousands):

	2006	2005	2004
Facility consolidations and employee severance	$4,271	$10,491	$7,517
Information technology transition costs	9,218	12,232	—
Costs relating to the long-term care business transaction	6,634	—	—

Total facility consolidations, employee severance and other	$20,123	$22,723	$7,517

The gain realized on the sale of the Bergen Brunswig headquarters and the compensation expense recognized in connection with the former Bergen Brunswig chief executive officer are components of the facility consolidations and employee severance line in the above table in fiscal 2006.

Through September 30, 2006, approximately 440 employees had been given termination notices as a result of the fiscal 2006 initiatives, of which approximately 400 have been terminated. As a result of the fiscal 2005 initiatives and fiscal 2004 initiatives, approximately 640 employees were terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

The Company paid a total of $20.6 million and $13.5 million for employee severance, lease cancellation and other costs in the fiscal years ended September 30, 2006 and 2005, respectively, related to the aforementioned integration plan. Remaining unpaid amounts of $27.9 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying consolidated balance sheet at September 30, 2006. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

During the fiscal year ended September 30, 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets held by ABDC.

Operating income of $748.7 million for the fiscal year ended September 30, 2006 increased by 18% compared to $636.9 million in the prior fiscal year. The Company’s operating income as a percentage of operating revenue was 1.32% in the fiscal year ended September 30, 2006 compared to 1.27% in the prior fiscal year. The increase in operating income was primarily due to the increase in gross profit in the Pharmaceutical Distribution segment. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other increased operating income by $20.8 million in the fiscal year ended September 30, 2006 and increased operating income as a percentage of operating revenue by 4 basis points. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, and the impairment charge increased operating income by $12.1 million in the fiscal year ended September 30, 2005 and increased operating income as a percentage of operating revenue by 2 basis points.

Other income of $4.4 million for the fiscal year ended September 30, 2006 primarily included a $3.4 million gain resulting from an eminent domain settlement and a $3.1 million gain on the sale of an equity investment less losses incurred relating to another equity investment.

Interest expense, net decreased 78% in the fiscal year ended September 30, 2006 to $12.5 million from $57.2 million in the prior fiscal year. Interest expense and interest income and their respective weighted-average interest rates for the fiscal years ended September 30, 2006 and 2005 were as follows (in thousands):

	2006		2005
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$65,874	5.64%	$76,394	7.14%
Interest income	(53,410)	4.03%	(19,171)	2.23%

Interest expense, net	$12,464		$57,223

Interest expense declined by $10.5 million from fiscal 2005 to fiscal 2006 primarily as a result of the decline in weighted-average interest rates resulting from the Company’s fiscal 2005 long-term debt refinancing. Interest income increased by $34.2 million from fiscal 2005 to fiscal 2006 primarily as a result of an increase in the Company’s average cash and short-term investments and an increase in market interest rates. The Company’s average invested cash and short-term investments during fiscal 2006 and 2005 was $1.3 billion and $0.9 billion, respectively. The Company’s net interest expense in future periods may vary significantly depending upon changes in interest rates and strategic decisions made by the Company to deploy its invested cash and short-term investments.

During the fiscal year ended September 30, 2005, the Company recorded a $111.9 million loss related to the early retirement of debt.

Income tax expense of $272.6 million in the fiscal year ended September 30, 2006 reflects an effective income tax rate of 36.8%, versus 37.7% in the prior fiscal year. The decline in the effective tax rate was primarily driven by an increase in the amount of our tax-free investments in comparison to our taxable investments, including cash and cash equivalents and certain other favorable tax adjustments. The Company expects to have an effective income tax rate between 37% and 38% in future periods, which will primarily depend on our mix of tax-free and taxable investments, including cash and cash equivalents.

Income from continuing operations of $468.0 million for the fiscal year ended September 30, 2006 increased by 60% from $291.9 million in the prior fiscal year before the cumulative effect of the change in accounting. Diluted earnings per share from continuing operations of $2.26 in the fiscal year ended September 30, 2006 represents a 65% increase from $1.37 per diluted share in the prior fiscal year before the cumulative effect of the change in accounting. The gain on antitrust litigation settlements, the eminent domain settlement, the sale of an equity investment and the favorable tax adjustments, less the costs of facility consolidations, employee severance and other increased income from continuing operations by $23.2 million and increased diluted earnings per share from continuing operations by $0.11 for the fiscal year ended September 30,

2006. The gain on antitrust litigation settlements less the costs of facility consolidations, employee severance and other, the impairment charge and the loss on early retirement of debt decreased income from continuing operations by $64.2 million and decreased diluted earnings per share from continuing operations by $0.30 for the fiscal year ended September 30, 2005.

Loss from discontinued operations of $0.3 million, net of tax, for the fiscal year ended September 30, 2006, relates to certain adjustments made by the Company in connection with the December 2004 sale of the Company’s Rita Ann cosmetics distribution business as well as the July 2005 sale of substantially all of the assets of Bridge Medical, Inc. (“Bridge”). Loss from discontinued operations of $17.1 million, net of tax, for the fiscal year ended September 30, 2005 includes operating losses incurred in connection with the Rita Ann and Bridge businesses. The Company incurred a $6.5 million loss, net of tax, on the sale of the Rita Ann business, and a $4.6 million loss, net of tax, on the sale of the Bridge business, both of which are reflected in the loss from discontinued operations in the fiscal year ended September 30, 2005.

Net income of $467.7 million for the fiscal year ended September 30, 2006 increased by 77% from $264.6 million in the prior fiscal year. Diluted earnings per share of $2.25 in the fiscal year ended September 30, 2006 increased by 81% as compared to $1.24 per share in the prior fiscal year. The increase in diluted earnings per share was greater than the increase in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources) offset in part by the increase in the number of stock option exercises.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $55.9 billion for the fiscal year ended September 30, 2006 increased 13% from $49.3 billion in the prior fiscal year. The Company’s acquisitions, primarily ABCC, contributed 1.5% of the operating revenue growth in the fiscal year ended September 30, 2006. Our operating revenue growth was higher than the market growth rate, and was driven by growth from a few of our larger institutional customers within ABDC, the continued strong growth of ABSG, principally in its distribution businesses, and new customers in all customer classes. During the fiscal year ended September 30, 2006, 58% of operating revenue was from sales to institutional customers and 42% was from sales to retail customers; this compared to a customer mix in the prior fiscal year of 57% institutional and 43% retail. In comparison with the prior-year results, sales to institutional customers increased 16% primarily due to the above market growth of the specialty pharmaceutical business and the growth of sales to a few of our larger alternate-site institutional customers within ABDC. Sales to retail customers increased 10% over the prior-year. The Company’s acquisitions contributed 4% of the retail customer growth.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 4% and 5% in 2007 and between 5% and 8% over the next five years. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals will grow faster than the overall market. As previously mentioned, our revenue growth for the fiscal year ended September 30, 2006 exceeded market growth primarily due to the growth of a few of our larger institutional customers within ABDC as well as the strong growth of ABSG. In July 2006, the Company discontinued servicing two customer accounts, which contributed $1.2 billion and $1.4 billion of the segment’s operating revenue in the fiscal years ended September 30, 2006 and 2005, respectively.

The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The Specialty Group’s operating revenue grew 33% to $9.9 billion for the fiscal year ended

September 30, 2006 from $7.4 billion in the prior fiscal year. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology. Additionally, the Specialty Group distributes vaccines, plasma and other blood products. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since the Specialty Group provides a number of services to or through physicians, this could result in slower or reduced growth in revenues for the Specialty Group.

The Company currently expects that its operating revenue growth in fiscal 2007 will decline from its 13% growth rate in fiscal 2006 to a range of 7% to 9%. ABDC revenues are expected to grow with the overall pharmaceutical market growth rate and the ABSG growth rate, which was 33% in fiscal 2006, is expected to decline to the mid-to-high teens, which is in line with the expected growth of the biotechnology and other specialty pharmaceuticals market in 2007. Future operating revenue growth will continue to be affected by competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

Pharmaceutical Distribution gross profit of $1,723.7 million in the fiscal year ended September 30, 2006 increased by 15% from $1,493.9 million in the prior fiscal year. The increase in gross profit was primarily due to the increase in operating revenue, an increase in compensation under our fee-for-service agreements, and the growth of our generic programs. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2006 was 3.08%, as compared to 3.03% in the prior fiscal year. The 5 basis point improvement was primarily due to our increase in compensation under our fee-for-service agreements, the growth of our generic programs, and contributions from our acquisitions. Customer mix, including the higher than average growth rate of a few of our larger, lower margin customers partially offset the aforementioned improvements. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. During the fiscal year ended September 30, 2005, the inventory balance declined, which resulted in liquidation of LIFO layers carried at lower costs prevailing in the prior year. The effect of the liquidation in fiscal 2005 was to decrease cost of goods sold by $30.6 million.

Pharmaceutical Distribution operating expenses of $1,079.5 million in the fiscal year ended September 30, 2006 increased by 12% from $961.0 million in the prior fiscal year. The increase in operating expenses is primarily related to our growth in operating revenue and the operating expenses of our acquired companies and share-based compensation expense related to the current year adoption of SFAS No. 123R. As a percentage of operating revenue, operating expenses in the fiscal year ended September 30, 2006 were 1.93%, as compared to 1.95% in the prior fiscal year, as productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program were partially offset by our acquisitions, our investments made to strengthen our sales and marketing and information technology infrastructures, and share-based compensation expense.

Pharmaceutical Distribution operating income of $644.2 million in the fiscal year ended September 30, 2006 increased by 21% from $532.9 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2006 was 1.15%, as compared to 1.08% in the prior fiscal year. The increase over the prior-year percentage was due to an increase in gross profit and reduction of operating expenses as a percentage of operating revenue in the fiscal year ended September 30, 2006, as compared to the prior fiscal year, as discussed above.

PharMerica Segment Results

PharMerica operating revenue of $1,668.3 million for the fiscal year ended September 30, 2006 increased by 6% from $1,571.4 million in the prior fiscal year. The increase in operating revenue was primarily driven by the Long-Term Care business, which grew 7% as a result of an increase in the number of beds served, higher patient acuity and drug price inflation. Long-Term Care’s operating revenues were $1,211.5 million and $1,131.5 million for the fiscal years ended September 30, 2006 and 2005, respectively. PMSI operating revenue increased by 4% to $456.8 million in the current fiscal year from $439.9 million in the prior fiscal year. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented pursuant to the MMA, including Medicare Part D, and the DRA) and the pharmaceutical inflation rate.

PharMerica gross profit of $467.3 million for the fiscal year ended September 30, 2006 increased by 5% from $446.2 million in the prior fiscal year and was driven by an increase in Long-Term Care’s gross profit, offset by a decline in PMSI gross profit. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2006 was 28.01%, as compared to 28.40% in the prior fiscal year. This decrease was primarily driven by industry competitive pressures in both the Long-Term Care and the PMSI businesses and lower rates of reimbursement for services provided by the PMSI business. Long-Term Care gross profit of $357.1 million for the fiscal year ended September 30, 2006 increased by 8% from $330.8 million in the prior fiscal year and was primarily driven by the increase in operating revenue. PMSI gross profit of $110.2 million for the fiscal year ended September 30, 2006 decreased by 4% from $115.4 million in the prior fiscal year and was primarily driven by industry competitive pressures and lower rates of reimbursement from third party payors. Future gross profit will likely be impacted by industry competitive pressures and continued downward pressure on rates of reimbursement for services provided by both the Long-Term Care and PMSI businesses, and the amounts of rebates available to Long-Term Care from pharmaceutical manufacturers and the portion of any such rebates that may be retained by Long-Term Care.

PharMerica operating expenses of $383.5 million for the fiscal year ended September 30, 2006 increased 8% from $354.3 million in the prior fiscal year. As a percentage of operating revenue, operating expenses increased to 22.99% in the fiscal year ended September 30, 2006 from 22.54% in the prior fiscal year. Long-Term Care operating expenses of $324.7 million for the fiscal year ended September 30, 2006 increased 10% from $296.4 million in the prior fiscal year. This increase was largely due to operating revenue growth, an increase in bad debt expense of $14.5 million and additional costs related to the implementation of Medicare Part D under the MMA, which became effective on January 1, 2006. Long-Term Care’s bad debt expense increased over the prior year primarily due to billing and collection issues relating to the MMA transition and the negative impact that Texas Medicaid changes had on certain of its nursing home customers. PMSI operating expenses of $58.8 million for the fiscal year ended September 30, 2006 increased 2% from $57.9 million in the prior fiscal year. This increase was primarily driven by an increase in operating revenue and was partially offset by a $4.3 million reduction in bad debt expense primarily due to improvements made in credit and cash application management and a $3.2 million reduction in sales and use tax liability due to favorable settlements.

PharMerica operating income of $83.7 million for the fiscal year ended September 30, 2006 decreased 9% from $91.9 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2006 was 5.02%, as compared to 5.85% in the prior fiscal year. Long-Term Care operating income of $32.3 million for the fiscal year ended September 30, 2006 decreased 6% from $34.5 million in the prior fiscal year primarily due to the increase in its operating expenses. PMSI operating income of $51.4 million for the fiscal year ended September 30, 2006 decreased 11% from $57.4 million in the prior fiscal year primarily due to the decrease in its gross profit. We believe that the operating margins of Long-Term Care and PMSI will continue to be impacted by industry competitive pressures and changes in the regulatory environment.

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

In connection with the transition to a fee-for-service model, the Company changed its method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. Prior to October 1, 2004, ABDC had recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. Since October 1, 2004, ABDC has been recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction of cost of goods sold upon the sale of the inventory. We believe the change in accounting method has provided a better matching of inventory cost to revenue, particularly as inventory turnover rates have continued to improve. The Company recorded a $10.2 million charge for the cumulative effect of this change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.05 for the fiscal year ended September 30, 2005.

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

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1,315.3 million in the fiscal year ended September 30, 2005 increased by 4.6% from $1,258.0 million in the prior fiscal year. As a percentage of operating revenue, DSAD&A in the fiscal year ended September 30, 2005 was 2.63%, compared to 2.58% in the prior fiscal year. The increase in the DSAD&A and the DSAD&A percentage in the fiscal year ended September 30, 2005 from the prior fiscal year was primarily due to an increase in the Pharmaceutical Distribution segment DSAD&A, including bad debt expenses. Total bad debt expense increased to $33.4 million in the fiscal year ended September 30, 2005 from a benefit of $10.3 million in the prior fiscal year. This increase was primarily due to a $15.5 million increase in bad debt expense relating to one of the operating companies within the Specialty Group. Additionally, the prior year’s bad debt expense was favorably impacted by $26.6 million of customer recoveries.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. The

Company’s current plan is to have a distribution facility network in the U.S. numbering in the mid-20s by the end of fiscal 2007. The Company successfully completed the outsourcing of those information technology activities in the fiscal year ended September 30, 2006. The plan includes building six new facilities and closing facilities. During fiscal 2005 and 2004, the Company closed six and four distribution facilities, respectively.

During the fiscal year ended September 30, 2003, the Company closed six distribution facilities and eliminated certain administrative and operational functions (“the fiscal 2003 initiatives”). During the fiscal year ended September 30, 2004 the Company recorded $0.9 million of employee severance costs relating to the fiscal 2003 initiatives. Through September 30, 2004, approximately 780 employees were given termination notices as a result of the fiscal 2003 initiatives, of which substantially all had been terminated.

During the fiscal year ended September 30, 2004, the Company closed four distribution facilities and eliminated duplicative administrative functions (“the fiscal 2004 initiatives”). During the fiscal year ended September 30, 2004, the Company recorded $5.4 million of employee severance costs in connection with the fiscal 2004 initiatives.

During the fiscal year ended September 30, 2005, the Company closed six distribution facilities and eliminated certain administrative functions, and to outsource a significant portion of the Company’s information technology activities (the “fiscal 2005 initiatives”).

As of September 30, 2005, approximately 700 employees had received termination notices as a result of the 2004 and 2005 initiatives, of which approximately 630 had been terminated.

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

Operating income of $636.9 million for the fiscal year ended September 30, 2005 decreased by 29% compared to $901.0 million in the prior fiscal year. The Company’s operating income as a percentage of operating revenue was 1.27% in the fiscal year ended September 30, 2005 compared to 1.85% in the prior fiscal year. The decline in operating income was primarily due to the decline in gross profit. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, and the impairment charge increased operating income by $12.1 million in the fiscal year ended September 30, 2005. The gain on the antitrust litigation settlement, less the costs of facility consolidations, employee severance and other, increased operating income by $30.5 million in the fiscal year ended September 30, 2004.

During the fiscal year ended September 30, 2004, a technology company in which the Company had an equity investment sold substantially all of its assets and paid a liquidating dividend. As a result, the Company recorded a gain of $8.4 million in other income during the fiscal year ended September 30, 2004.

Interest expense, net decreased 49% in the fiscal year ended September 30, 2005 to $57.2 million from $112.7 million in the prior fiscal year. Interest expense and interest income and their respective weighted-average interest rates for the fiscal years ended September 30, 2005 and 2004 were as follows (in thousands):

	2005		2004
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$76,394	7.14%	$117,923	6.40%
Interest income	(19,171)	2.23%	(5,219)	1.00%

Interest expense, net	$57,223		$112,704

Interest expense declined by $41.5 million from fiscal 2004 to fiscal 2005 due to a decline in average borrowings from $1.7 billion in fiscal 2004 to $1.0 billion in fiscal 2005. Interest income increased by $14.0 million from fiscal 2004 to fiscal 2005 as a result of an increase in the Company’s average cash and short-term investments and an increase in market interest rates. The Company’s average invested cash and short-term investments during fiscal 2005 and 2004 were $0.9 billion and $0.6 billion, respectively. The reductions in average borrowings and the increase in the Company’s cash and short-term investment position were achieved due to the Company’s strong cash flows generated from operations, including reduced merchandise inventories resulting from the aforementioned business model transition.

During the fiscal years ended September 30, 2005 and 2004, the Company recorded $111.9 million and $23.6 million, respectively, in losses resulting from the early retirement of debt.

Income tax expense of $176.9 million in the fiscal year ended September 30, 2005 represents an effective income tax rate of 37.7%, versus 38.4% in the prior fiscal year. The reduction in tax rates resulted from the resolution of certain federal and state income tax issues during the fiscal year ended September 30, 2005.

Income from continuing operations of $291.9 million for the fiscal year ended September 30, 2005 decreased by 39% from $474.9 million in the prior fiscal year primarily due to the decline in operating income and the loss from the early retirement of debt partially offset by the decrease in interest expense. Diluted earnings per share from continuing operations of $1.37 in the fiscal year ended September 30, 2005 reflects a 34% decrease from $2.06 per diluted share in the prior fiscal year. The gain on antitrust litigation settlements less the costs of facility consolidations, employee severance and other, the impairment charge and the loss on early retirement of debt decreased income from continuing operations by $64.2 million and decreased diluted earnings per share from continuing operations by $0.30 for the fiscal year ended September 30, 2005. The gain on antitrust litigation settlement less the costs of facility consolidations, employee severance and other and the loss on early retirement of debt increased income from continuing operations by $4.2 million and increased diluted earnings per share from continuing operations by $0.02 for the fiscal year ended September 30, 2004.

Loss from discontinued operations, net of tax, for the fiscal years ended September 30, 2005 and 2004, relates to the December 2004 sale of the Company’s Rita Ann cosmetics distribution business as well as the July 2005 sale of substantially all of the assets of Bridge Medical, Inc. (“Bridge”). The Company incurred a $6.5 million loss, net of tax, on the sale of the Rita Ann business, and a $4.6 million loss, net of tax, on the sale of the Bridge business, both of which are reflected in the loss from discontinued operations in the fiscal year ended September 30, 2005.

Net income of $264.6 million for the fiscal year ended September 30, 2005 decreased by 43% from $468.4 million in the prior fiscal year. Diluted earnings per share of $1.24 in the fiscal year ended September 30, 2005 decreased by 39% as compared to $2.03 per share in the prior fiscal year. The decline in diluted earnings per share was less than the decline in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources) offset in part by the increase in the number of stock option exercises.

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

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The Specialty Group’s operating revenue grew 35% to $7.4 billion for the fiscal year ended September 30, 2005 from $5.5 billion in the prior fiscal year. The segment’s growth has also been impacted by industry competition and changes in customer mix. The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology. Additionally, the Specialty Group distributes other physician administered products, vaccines and blood plasma. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth.

Pharmaceutical Distribution gross profit of $1,493.9 million in the fiscal year ended September 30, 2005 decreased by 9% from $1,648.7 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2005 was 3.03%, as compared to 3.43% in the prior fiscal year. The decline in gross profit was primarily due to a decrease in the buy-side component of the gross margin, including a decline in inventory appreciation profits, fewer alternate source and deal opportunities and the loss of the VA business in fiscal 2004. Contributing to the decline in inventory appreciation profits were lower levels of inventory on-hand during the current fiscal year as a result of the business model transition, and fewer than expected manufacturer price increases prior to the national election in November 2004. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. During the fiscal years ended September 30, 2005 and 2004, inventory balances declined, which resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effects of the liquidations in fiscal 2005 and fiscal 2004 were to decrease cost of goods sold by $30.6 million and $10.3 million, respectively.

Pharmaceutical Distribution operating expenses of $961.0 million in the fiscal year ended September 30, 2005 increased by 7% from $900.1 million in the prior fiscal year. As a percentage of operating revenue, operating expenses in the fiscal year ended September 30, 2005 were 1.95%, as compared to 1.87% in the prior fiscal year. The increases were primarily due to an increase in bad debt expense of $49.2 million (which included a $15.5 million increase in bad debt relating to one of the operating companies within the Specialty Group) and fiscal 2005 start-up costs incurred in connection with the new distribution facilities which were primarily offset by continued productivity gains achieved throughout the Company’s distribution network. Additionally, prior year’s bad debt expense was favorably impacted by a $17.5 million recovery from a large former customer.

Pharmaceutical Distribution operating income of $532.9 million in the fiscal year ended September 30, 2005 decreased by 29% from $748.6 million in the prior fiscal year. As a percentage of operating revenue, operating income in the fiscal year ended September 30, 2005 was 1.08%, as compared to 1.56% in the prior fiscal year. The decline from the prior-year percentage was primarily due to a reduction in gross profit.

PharMerica Segment Results

PharMerica operating revenue of $1,571.4 million for the fiscal year ended September 30, 2005 was flat compared to $1,575.3 million in the prior fiscal year. PharMerica’s operating revenue was impacted by competitive pressures that affected both the Long-Term Care and PMSI businesses and increasing reductions in Medicaid reimbursement rates.

PharMerica gross profit of $446.2 million for the fiscal year ended September 30, 2005 decreased by 7% from $479.7 million in the prior fiscal year. As a percentage of operating revenue, gross profit in the fiscal year ended September 30, 2005 was 28.40%, as compared to 30.45% in the prior fiscal year. The decline in gross profit was primarily due to industry competitive pressures, and a reduction in the rates of reimbursement for the services provided by PharMerica, which continue to adversely affect gross profit margins in both the PMSI and Long-Term Care businesses.

PharMerica operating expenses of $354.3 million for the fiscal year ended September 30, 2005 decreased 1% from $357.9 million in the prior fiscal year. As a percentage of operating revenue, operating expenses decreased slightly to 22.54% in the fiscal year ended September 30, 2005 from 22.72% in the prior fiscal year. PharMerica’s fiscal 2005 operating expenses were favorably impacted by aggressive cost reductions in response to the decline in operating revenue, including the consolidation of local pharmacy administrative functions to regional centers for the Long-Term Care business, a reduction in bad debt expense of $5.5 million due to continued improvements made in credit and collection practices, and continued improvements in operating practices of both the PMSI and Long-Term Care businesses. The prior year’s operating expenses were favorably impacted by a $12.1 million reduction in sales and use tax liability due to favorable audit experience and other settlements.

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

Critical Accounting Policies and Estimates

Critical accounting estimates are those accounting estimates and assumptions that can have a material impact on the Company’s financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s financial statements that management believes are the most dependent on the application of estimates and assumptions. For a complete list of significant accounting policies, see Note 1 to the consolidated financial statements.

Allowance for Doubtful Accounts

Trade receivables are primarily comprised of amounts owed to the Company for its pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength and credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of these and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. The Company writes off balances against the reserves when collectibility is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and the Company’s largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2006, 2005 and 2004 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs and recoveries. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.

Bad debt expense for the fiscal years ended September 30, 2006, 2005 and 2004 was $36.3 million, $33.4 million and ($10.3) million, respectively. The increase in bad debt expense for the fiscal year ended September 30, 2006 primarily related to an increase in bad debt expense in the PharMerica reporting segment offset in part by a decline in bad debt expense in the Pharmaceutical Distribution reporting segment. The increase in PharMerica’s bad debt expense was driven by the billing and collection issues experienced by Long-Term Care relating to the MMA transition and the negative impact that Texas Medicaid changes had on certain of its nursing home customers. During the fiscal year ended September 30, 2005, bad debt expense in the Pharmaceutical Distribution segment was significantly impacted due to a $15.5 million increase in bad debt relating to one of the operating companies within the Specialty Group. During the fiscal year ended September 30, 2004, debt expense was favorably impacted by a $17.5 million recovery from a former customer in the Pharmaceutical Distribution segment, a $9.1 million recovery from a customer in the PharMerica segment, and the continued improvements made in the credit and collection practices in both segments. An increase or decrease of 0.1% in the 2006 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $3.8 million.

Supplier Reserves

The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due them from the Company. These reserve estimates are established based on the judgment of Company management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to the Company. The Company evaluates the amounts due from its suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2006 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $6.5 million. The ultimate outcome of any outstanding claim may be different than the Company’s estimate.

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

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 83% and 87% of the Company’s inventories at September 30, 2006 and 2005, respectively, are determined using the last-in, first-out (“LIFO”) method. If the Company had used the first-in, first-out (“FIFO”) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $152.6 million and $159.8 million higher than the amounts reported at September 30, 2006 and 2005, respectively. During the fiscal years ended September 30, 2005 and 2004, inventory balances declined, which resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2005 was to decrease cost of goods sold by $30.6 million and increase diluted earnings per share by $0.09. The effect of the liquidation in fiscal 2004 was to decrease cost of goods sold by $10.3 million and increase diluted earnings per share by $0.03.

Business Combinations

In accordance with the provisions of SFAS No. 141, “Business Combinations,” the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The Company engages third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from and economic lives of customer relationships, trade names, existing technology, and other intangible assets; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual events.

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

In order to test goodwill and intangible assets under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets is required. The Company is required to complete an impairment test for goodwill and intangible assets and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value. This impairment test requires the projection and discounting of cash flows, analysis of the Company’s market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results. The Company completed its required annual impairment tests in the fourth quarter of fiscal 2006, and, as a result, did not record any significant impairment charges.

During the second quarter of fiscal 2005, the Company performed an impairment test on certain intangible assets within the technology operations of ABDC due to the existence of impairment indicators. As a result, the Company recorded an impairment charge of $5.3 million relating to certain of those intangible assets. The charge was reflected in the Company’s results of operations for the fiscal year ended September 30, 2005. The Company completed its required annual impairment testing in the fourth quarter of fiscal 2005 and determined that there was no impairment.

Share-Based Compensation

In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R “Share-Based Payment,” using the modified-prospective transition method, and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods. The Company utilizes a binomial option pricing model to determine the fair value of share-based compensation expense, which involves the use of several assumptions, including expected term of the option, future volatility, dividend yield and forfeiture rate. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock as well as other factors, such as implied volatility.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities and income tax reserves reflect management’s assessment of estimated future taxes to be paid on items in the financial statements. Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes.

The Company has established a net valuation allowance against certain deferred tax assets for which the ultimate realization of future benefits is uncertain. Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates that no limitations will apply with respect to utilization of any of the other net deferred income tax assets described above.

In addition, the Company has established an estimated liability for federal, state and non-U.S. income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, “Accounting for Uncertainties.” The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems.

The Company has developed a methodology for estimating its tax liability related to such matters and has consistently followed such methodology from period to period. The liability amounts for such matters are based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of the Company’s arguments and an assessment of the probability of the Company prevailing in its arguments. In all cases, the Company considers previous findings of the Internal Revenue Service and other taxing authorities.

The Company believes that its estimates for the valuation allowances against deferred tax assets and tax contingency reserves are appropriate based on current facts and circumstances. However, others applying reasonable judgment to the same facts and circumstances could develop a different estimate and the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of the Company’s assumptions or estimates were to change, an increase or decrease in the Company’s effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $7.4 million for the fiscal year ended September 30, 2006.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at September 30, 2006, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,250	$—
$500,000, 5 7/8% senior notes due 2015	497,698	—
Other	2,952	—

Total fixed-rate debt	898,900	—

Variable-Rate Debt:
Blanco revolving credit facility due 2007	55,000	—
UK revolving credit facility due 2009	28,085	9,362
Canadian revolving credit facility due 2009	113,506	7,245
Senior revolving credit facility due 2009	—	689,265
Receivables securitization facility due 2007	—	700,000
Other	—	3,750

Total variable-rate debt	196,591	1,409,622

Total debt, including current portion	$1,095,491	$1,409,622

The Company’s $1.6 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements. The Company’s aggregate availability was reduced to $1.3 billion as of November 14, 2006 because the Company elected to replace its existing revolving credit facilities with a new five-year multi-currency senior unsecured revolving credit facility and the Company further amended its receivables securitization facility such that the amount to be made available was reduced from $700 million to $500 million (see further details regarding these matters below).

On November 14, 2006, the Company entered into a new $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Senior Revolving Credit Facility, the UK Credit Facility and the Canadian Credit Facility (all of which are defined below). Interest on borrowings denominated in U.S. Dollars under the Multi-Currency Revolving Credit Facility will accrue at specified rates based on the Company’s debt rating, initially at 50 basis points over LIBOR or the prime rate. Interest on borrowings for any Euro loan accrues at EURIBOR plus a specified rate and for any Sterling loan at LIBOR plus a specified rate. The specified rates are based on the Company’s debt ratings and range from 19 basis points to 60 basis points over LIBOR or EURIBOR, as applicable. Interest on borrowings denominated in Canadian dollars accrues at the greater of the Canadian prime rate or the CDOR rate. The Company will pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specific rates based on the Company’s debt rating (ranging from 6 basis points to 15 basis points of the total commitment). This rate was 12.5 basis points as of November 14, 2006. In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.0 million of costs, which were deferred and will be amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The covenants under the Multi-Currency Revolving Credit Facility are less restrictive than those under the Senior Revolving Credit Facility, thereby providing the Company with greater financial flexibility. The Multi-Currency Revolving Credit Facility contains covenants that require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

The $55 million Blanco revolving credit facility, which was scheduled to expire in April 2006, was amended and now expires in April 2007. The $55 million Blanco revolving credit facility is included in the “Within 1 year” column in the repayment table on page 44. However, the borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2006 because the Company has the ability and intent to refinance it on a long-term basis.

In March 2006, the Company entered into a £20 million multicurrency revolving credit facility (the “UK Credit Facility”) due March 2009 with a financial institution in connection with the Company’s acquisition of Brecon. The Company utilized amounts available to it under the new Multi-Currency Revolving Credit Facility to repay its outstanding balance under the UK Credit Facility and terminated this facility in November 2006.

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent. The Company utilized amounts available to it under the new Multi-Currency Revolving Credit Facility to repay its outstanding balance under the Canadian Credit Facility and terminated this facility in November 2006.

In an effort to reduce its interest expense, extend maturities of its long-term debt and ease its debt covenant restrictions, the Company refinanced its long-term debt in September 2005. The Company issued $400 million of 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of principal amount and have an effective yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears, which commenced on March 15, 2006. Both the 2012 Notes and the 2015 Notes are redeemable at the Company’s option at a price equal to the greater of 100% of the principal amount thereof, or the sum of the discounted value of the remaining scheduled payments, as defined. In addition, at any time before September 15, 2008, the Company may redeem up to an aggregate of 35% of the principal amount of the 2012 Notes or the 2015 Notes at redemption prices equal to 105.625% and 105.875%, respectively, of the principal amounts thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the cash proceeds of one or more equity issuances.

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

In July 2003, the Company entered into a $1.05 billion receivables securitization facility (“Receivables Securitization Facility”). In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended its Receivables Securitization Facility and under the terms of the amendment, the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to November 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and was set to expire in December 2005. In October 2005, the Company terminated the 364-day tranche. On November 14, 2006, the Company further amended the facility such that the amount to be made available under the three-year tranche was reduced from $700 million to $500 million and the expiration date was extended to November 2009. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, which varies based on the Company’s debt ratings. The program fee was 55 basis points as of September 30, 2006 and was reduced to 35 basis points as a result of the November 2006 amendment. Additionally, the commitment fee on any unused credit was 17.5 basis points as of September 30, 2006 and was reduced to 12.5 basis points as a result of the November 2006 amendment. At September 30, 2006, there were no borrowings under the Receivables Securitization Facility. The facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which were generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The agreement governing the Receivables Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

In December 2004, the Company entered into a $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. There were no borrowings outstanding under the Senior Revolving Credit Facility at September 30, 2006. In November 2006, in connection with entering into the new Multi-Currency Revolving Credit Facility, as defined above, the Company terminated the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contained covenants that imposed limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. Additional covenants required compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

During the fiscal year ended September 30, 2005, the Company paid $100 million to redeem the Bergen 7 1/4% Senior Notes due June 1, 2005, upon their maturity.

The Company’s operating results have generated cash flow, which, together with availability under its debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt and repurchases of shares of the Company’s common stock. Net cash provided by operating activities for the fiscal year ended September 30, 2006 was $807 million, down as expected from the $1.53 billion in fiscal 2005, where the majority of the benefits to working capital from the business model transition to fee-for-service were realized. As the transition is now complete, net cash provided by operating activities is expected to decline to a range of $525 million to $625 million in fiscal 2007.

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, finance acquisitions and fund capital expenditures and routine growth and expansion through new business opportunities. Significant cash flows from operations primarily resulting from the business model transition, as discussed previously, have resulted in a debt-to-total-capital ratio of 20.9% and a net debt to total capital ratio of less than zero. The Company has been and continues to actively evaluate its alternatives to deploy its excess capital. For example, in fiscal 2006, the Company spent nearly $300 million on strategic acquisitions (see further details on page 46) and used $717.7 million to acquire its common stock. Additionally, in August 2006, the Company announced plans to repurchase an additional $750 million of its common stock, of which the Company anticipates spending $450 million to $500 million in fiscal 2007. The Company continues to expect to pursue strategic acquisitions. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at September 30, 2006 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,505,419	$111,799	$136,300	$217,320	$1,040,000
Operating leases	300,851	70,072	106,564	61,370	62,845
Other commitments	1,259,951	140,924	361,682	235,207	522,138

Total	$3,066,221	$322,795	$604,546	$513,897	$1,624,983

The $55 million Blanco revolving credit facility, which expires in April 2007, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2006 because the Company has the ability and intent to refinance it on a long-term basis.

In fiscal 2006, the Company entered into agreements to purchase product from influenza vaccine manufacturers. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $169 million as of September 30, 2006. These influenza vaccine commitments are included in “Other commitments” in the above table.

In December 2004, the Company entered into a distribution agreement with an influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. The manufacturer received FDA approval for the 2006/2007 influenza season in October 2006. The Company anticipates its purchase commitment for fiscal 2007 will be approximately $56 million. The Company anticipates its total purchase commitment will be approximately $0.9 billion. This influenza vaccine commitment is included in “Other commitments” in the above table.

In fiscal 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities and entered into a ten-year commitment, effective July 1, 2005, with IBM Global Services, which has assumed responsibility for performing the outsourced information technology activities. The minimum commitment under the outsourcing arrangement was approximately $200 million over a ten-year period. The Company has included the remaining minimum commitment of $162.2 million in “Other commitments” in the above table.

During the fiscal year ended September 30, 2006, the Company’s operating activities provided $807.3 million of cash as compared to cash provided of $1,526.6 million in the prior-year. Cash provided by operating activities during the fiscal year ended September 30, 2006 was principally the result of net income of $467.7 million, non-cash items of $221.4 million (of which $92.1 million represented deferred income taxes), and a $1,156.1 million increase in accounts payable, accrued expenses and income taxes, partially offset by a $680.0 million increase in accounts receivable and a $349.5 million increase in merchandise inventories. The increase in accounts payable is primarily a result of our 13% operating revenue increase and the timing of payments to our suppliers. The increase in inventory was due to the increase in operating revenue, net of the increase in the inventory turnover rate. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 12.2 times in the fiscal year ended September 30, 2006 from 10.2 times in the prior fiscal year. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other vendor agreements, and a reduction in the number of distribution facilities. The increase in accounts receivable was due to the increase in operating revenue and an increase in average days sales outstanding. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 16.7 days for the fiscal year ended September 30, 2006 from 15.4 days in the prior fiscal year. This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC business. Average days sales outstanding for the PharMerica segment were 45.4 days for the fiscal year ended September 30, 2006 compared to 40.2 days in the prior fiscal year. The increase in PharMerica’s average days sales outstanding was primarily due to the slower reimbursement under Medicare Part D in comparison to the prior year’s reimbursement under Medicaid. Deferred income taxes of $92.1 million in fiscal 2006 were significantly higher than the $17.0 million in fiscal 2005 primarily due to the increase in income tax deductions associated with merchandise inventories. Operating cash uses during the fiscal year ended September 30, 2006 included $62.3 million in interest payments and $107.5 million of income tax payments, net of refunds.

During the fiscal year ended September 30, 2005, the Company’s operating activities provided $1.53 billion of cash as compared to cash provided of $825.1 million in the prior-year period. Cash provided by operating activities during the fiscal year ended September 30, 2005 was principally the result of a $1.1 billion decrease in merchandise inventories, a $311.4 million increase in accounts payable, accrued expenses and income taxes, non-cash items of $282.3 million, and net income of $264.6 million, partially offset by an increase in accounts receivable of $392.8 million. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 10.2 times in the fiscal year ended September 30, 2005 from 8.2 times in the prior fiscal year. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other vendor agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. The increase in accounts payable, accrued expenses and income taxes was primarily due to an increase in sales volume, the timing of purchases of merchandise inventories and cash payments to our vendors. The increase in accounts receivable was largely driven by the continued strong revenue growth of ABSG, which has a significantly higher average days sales outstanding than ABDC and the timing of cash receipts from our customers. Average days sales outstanding for the PharMerica segment were 40.2 days in the fiscal year ended September 30, 2005 compared to 38.4 days in the prior-year period. Non-cash items of $282.3 million included a $111.9 million loss on early retirement of debt and $90.9 million of depreciation and amortization. Operating cash uses during the fiscal year ended September 30, 2005 included $94.2 million in interest payments and $132.6 million of income tax payments, net of refunds.

During the fiscal year ended September 30, 2004, the Company’s operating activities provided $825.1 million of cash. Cash provided by operations in fiscal 2004 was principally the result of a decrease in merchandise inventories of $916.3 million, net income of $468.4 million and non-cash items of $151.5 million, offset in part, by a $432.0 million decrease in accounts payable, accrued expenses and income taxes. The Company’s change in accounting for customer sales returns had the effect of increasing merchandise inventories and reducing accounts receivable by $316.8 million at September 30, 2004. Merchandise inventories have continued to decline due to an increase in the number of inventory management agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. The turnover of merchandise inventories for the Pharmaceutical Distribution segment improved to 8.2 times in the fiscal year ended September 30, 2004 from 6.7 times in the prior fiscal year. The $446.7 million decrease in accounts payable was primarily due to the decline of merchandise inventories. Average days sales outstanding for the Pharmaceutical Distribution segment increased slightly to 17.1 days in the fiscal year ended September 30, 2004 from 16.9 days in the prior fiscal year primarily due to the strong revenue growth of ABSG, which has a significantly higher average days sales outstanding than ABDC. Average days sales outstanding for the PharMerica segment improved to 38.4 days in the fiscal year ended September 30, 2004 from 39.3 days in the prior fiscal year as a result of the continued emphasis on receivables management. Non-cash items of $151.5 million included $87.1 million of depreciation and amortization and $48.9 million of deferred income taxes. Deferred income taxes of $48.9 million in fiscal 2004 were significantly lower than the $127.2 million in fiscal 2003 primarily due to the decline in income tax deductions associated with merchandise inventories. Operating cash uses during the fiscal year ended September 30, 2004 included $111.0 million in interest payments and $200.1 million of income tax payments, net of refunds.

Capital expenditures for the fiscal years ended September 30, 2006, 2005 and 2004 were $113.1 million, $203.4 million and $189.3 million, respectively, and related principally to the construction of the six new distribution facilities in ABDC, investments in warehouse expansions and improvements, information technology and warehouse automation. Capital expenditures for the fiscal year ended September 30, 2006 were significantly lower than capital expenditures during the prior two fiscal years because the Company incurred the majority of its construction costs related to its six new distribution facilities in ABDC in the fiscal years ended September 30, 2005 and 2004. The Company estimates that it will spend approximately $100 million to $125 million for capital expenditures during fiscal 2007.

During the fiscal year ended September 30, 2006, the Company established operations in Canada by acquiring three distributors. In October 2005, the Company acquired Trent for a purchase price of $81.1 million. In March 2006, the Company acquired substantially all of the assets of Asenda for a purchase price of $18.2 million. The third Canadian distributor, Rep-Pharm, Inc., was acquired in September 2006 for a purchase price of $47.5 million. The Company also acquired Brecon, a United Kingdom-based company, for $50.2 million. The Brecon purchase price is subject to a contingent payment of up to $19 million if Brecon achieves certain earnings targets in calendar 2006. The Company currently anticipates it will settle this contingency prior to the end of the contingency period with the former owners of Brecon for an amount less than the maximum contingent amount. In the U.S., the Company acquired NMCR in February 2006 for a purchase price of $86.6 million and acquired certain assets of a technology solution company for our Long-Term Care business for $12.6 million. Subsequent to September 30, 2006, the Company acquired Health Advocates, Inc. (renamed PMSI MSA Services, Inc.) for approximately $83 million, IgG for approximately $35 million, and AMD for approximately $12.9 million.

During the fiscal year ended September 30, 2004, the Company paid $39.0 million for the remaining 40% equity interest in International Physician Networks that it did not previously own. Additionally, the Company paid approximately $13.7 million in cash for MedSelect, Inc., a provider of automated medication and supply dispensing cabinets, and $16.6 million in cash for Imedex, Inc., an accredited provider of continuing medical education for physicians.

Net cash used in investing activities in the fiscal year ended September 30, 2006 included purchases of short-term investment securities of $2.0 billion and proceeds from the sale of short-term investment securities of $2.3 billion. These short-term investment securities primarily consisted of commercial paper and tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income. Net cash used in investing activities in the fiscal year ended September 30, 2006 also included proceeds of $49.6 million from the sale of property and equipment (of which $38.0 million related to the sale of the former Bergen Brunswig headquarters in Orange, California), proceeds of $28.1 million from two sale-leaseback transactions entered into by the Company with financial institutions relating to equipment previously acquired for our new distribution facilities, and $7.6 million of proceeds from the sale of an equity investment and an eminent domain settlement.

Net cash used in investing activities for the fiscal year ended September 30, 2005 included purchases of short-term investment securities of $697.1 million and proceeds from the sale of short-term investment securities of $348.0 million. Net cash used in investing activities in the fiscal year ended September 30, 2005 also included $36.7 million from sale-leaseback transactions entered into by the Company with a financial institution. Additionally, net cash used in investing activities included $14.6 million from the sale of substantially all of the assets of Bridge and the sale of Rita Ann. Net cash used in investing activities for the fiscal year ended September 30, 2004 included $15.6 million from sale-leaseback transactions entered into by the Company with a financial institution.

Net cash used in financing activities during the fiscal year ended September 30, 2006 included $134.9 million of net borrowings under the Canadian Credit Facility and the UK Credit Facility, which were entered into in connection with the Trent and Brecon acquisitions, respectively.

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

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2004, the Company acquired 5.5 million shares of its common stock for $144.7 million. During the fiscal year ended September 30, 2005, the Company acquired 13.1 million shares of its common stock to complete its authorization under this program for $355.3 million.

In February 2005, the Company’s board of directors authorized the Company to purchase up to 11.4 million shares (substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes) of its outstanding common stock, subject to market conditions. In February 2005, the Company acquired 0.9 million shares in the open market for a total of $25.9 million. In addition, on March 30, 2005, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution to purchase the remaining 10.5 million shares immediately from the financial institution at a cost of $293.8 million. The financial institution subsequently purchased an equivalent number of shares in the open market through April 21, 2005. The ASR transaction was completed on April 21, 2005, at which time the Company paid the financial institution a cash settlement of $16.6 million. During the fiscal year ended September 30, 2005, the Company acquired all the shares authorized under this program for a total of $336.3 million, which includes the above cash settlement of $16.6 million. The cash settlement was recorded as an adjustment to additional paid-in capital.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. Through June 30, 2005, the Company had purchased $94.2 million of its common stock under this program for a weighted average price of $32.75. In August 2005, the Company’s board of directors authorized an increase to the amount available under this program by approximately $394 million, bringing total remaining availability to $750 million, and the total repurchase program to approximately $844 million. The increase in repurchase authority was subject to the completion of the tender and repurchase of the Company’s $500 million principal amount 8.125% senior notes due 2008 and $300 million principal amount 7.25% senior notes due 2012 and the offering and sale of $400 million principal amount 5.625% senior notes due 2012 and $500 million principal amount 5.875% senior notes due 2015 (collectively, the “Refinancing”). The Refinancing was completed in September 2005.

During the fiscal year ended September 30, 2006, the Company purchased $748.4 million of its common stock (of which $31.0 million cash settled in October 2006). The Company had $1.6 million of remaining authorization under the $844 million repurchase program as of September 30, 2006. In October 2006, the Company purchased 35 thousand shares for $1.6 million to complete this program.

In August 2006, the Company’s board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. Through September 30, 2006 there were no purchases of the Company’s common stock under this new program. From October 1, 2006 to November 30, 2006, the Company purchased 4.7 million shares for $213.2 million under this program.

During the fiscal years ended September 30, 2006 and 2005, the Company paid quarterly cash dividends of $0.025 and $0.0125, respectively. On November 9, 2006, the Company’s board of directors increased the quarterly dividend by 100% and declared a dividend of $0.05 per share, which was paid on December 4, 2006 to stockholders of record as of the close of business on November 20, 2006. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Market Risk

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At September 30, 2006, the Company had $196.6 million of variable-rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at September 30, 2006. The Company had $1.3 billion in cash and cash equivalents at September 30, 2006. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents and short-term investment securities available-for-sale would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

The multinational operations of the Company are exposed to foreign currency and exchange rate risk. The Company utilizes foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. During fiscal 2006, the Company’s largest exposures to foreign exchange rates existed primarily with the Canadian Dollar. At September 30, 2006, the Company had three foreign currency derivative contracts outstanding for a total notional amount of $65.2 million. The Company is using these contracts to hedge against changes in the value of the Canadian dollar against the U.S. dollar. A 10% change of the Canadian Dollar against the U.S. Dollar would cause a $7.1 million change to the fair value of the Company’s foreign currency denominated forward contracts held at September 30, 2006. The Company uses derivative instruments to hedge its foreign currency exposures and not for speculative or trading purposes.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments at fair value for interim or annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods. Previous periods were not retrospectively adjusted. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($21.9 million for the fiscal year ended September 30, 2006); rather than an operating cash flow as previously required. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees (see Note 9 to the consolidated financial statements for further details).

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans,” which generally requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also generally requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe the adoption of this statement will have a material impact to its financial position.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plan to consolidate its distribution network. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: competitive pressures; the loss of one or more key customer or supplier relationships; customer defaults or insolvencies; changes in customer mix; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes (including increased government regulation of the pharmaceutical supply channel); changes in U.S. government policies (including reimbursement changes arising from federal legislation, including the Medicare Modernization Act and the Deficit Reduction Act of 2005); price inflation in branded pharmaceuticals and price deflation in generics; declines in the amounts of market share rebates offered by pharmaceutical manufacturers to the PharMerica Long-Term Care business, declines in the amounts of rebates that the PharMerica Long-Term Care business can retain, and/or the inability of the business to offset the rebate reductions that have already occurred or any rebate reductions that may occur in the future; any disruption to or other adverse effects upon the PharMerica Long-Term Care business caused by the announcement of the Company’s agreement to combine the PharMerica Long-Term Care business with the institutional pharmacy business of Kindred Healthcare, Inc. into a new public company that will be owned 50% by the Company’s shareholders (the “PharMerica LTC Transaction”); the inability of the Company to successfully complete the PharMerica LTC Transaction; fluctuations in market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar – Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; changes in tax legislation or adverse resolution of challenges to our tax positions; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth elsewhere in this MD&A, in Item 1A (Risk Factors), in Item 1 (Business) and elsewhere in this report.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See discussion on page 48 under the heading “Market Risk,” which is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, AmerisourceBergen Corporation adopted SFAS No. 123(R), “Share Based Payment” applying the modified prospective method at the beginning of fiscal year 2006 and changed its method of recognizing cash discounts effective at the beginning of fiscal year 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AmerisourceBergen Corporation’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

December 8, 2006

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
September 30,	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,261,268	$966,553
Short-term investment securities available-for-sale	67,840	349,130
Accounts receivable, less allowances for returns and doubtful accounts: 2006—$406,624; 2005—$420,538	3,427,139	2,640,646
Merchandise inventories	4,422,055	4,003,690
Prepaid expenses and other	32,105	27,673

Total current assets	9,210,407	7,987,692

Property and equipment, at cost:
Land	35,993	43,676
Buildings and improvements	251,321	267,847
Machinery, equipment and other	536,621	484,671

Total property and equipment	823,935	796,194
Less accumulated depreciation	314,189	281,436

Property and equipment, net	509,746	514,758

Other assets:
Goodwill	2,588,712	2,431,568
Intangibles, deferred charges and other	475,055	447,156

Total other assets	3,063,767	2,878,724

TOTAL ASSETS	$12,783,920	$11,381,174

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)
September 30,	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,499,264	$5,292,253
Accrued expenses and other	403,911	335,650
Current portion of long-term debt	1,560	1,232
Accrued income taxes	74,607	52,093
Deferred income taxes	479,846	370,868

Total current liabilities	7,459,188	6,052,096

Long-term debt, net of current portion	1,093,931	951,479
Other liabilities	89,644	97,242

Stockholders’ equity:
Common stock, $.01 par value – authorized, issued and outstanding: 600,000,000 shares, 235,392,882 shares and 196,350,532 shares at September 30, 2006, respectively, and 300,000,000 shares, 231,286,652 shares and 209,752,840 shares at September 30, 2005, respectively	2,354	2,312
Additional paid-in capital	3,466,944	3,314,060
Retained earnings	2,051,212	1,604,093
Accumulated other comprehensive loss	(15,303)	(24,814)
Treasury stock, at cost: 2006: 39,042,350 shares; 2005: 21,533,812 shares	(1,364,050)	(615,294)

Total stockholders’ equity	4,141,157	4,280,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,783,920	$11,381,174

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
Fiscal year ended September 30,	2006	2005	2004
Operating revenue	$56,672,940	$50,012,598	$48,812,452
Bulk deliveries to customer warehouses	4,530,205	4,564,723	4,308,339

Total revenue	61,203,145	54,577,321	53,120,791
Cost of goods sold	58,971,330	52,597,137	50,954,361

Gross profit	2,231,815	1,980,184	2,166,430
Operating expenses:
Distribution, selling and administrative	1,376,977	1,234,057	1,184,529
Depreciation	73,093	70,947	63,464
Amortization	12,916	10,252	9,961
Facility consolidations, employee severance and other	20,123	22,723	7,517
Impairment charge	—	5,259	—

Operating income	748,706	636,946	900,959
Other income	(4,387)	(990)	(6,236)
Interest expense, net	12,464	57,223	112,704
Loss on early retirement of debt	—	111,888	23,592

Income from continuing operations before income taxes and cumulative effect of change in accounting	740,629	468,825	770,899
Income taxes	272,617	176,903	296,025

Income from continuing operations before cumulative effect of change in accounting	468,012	291,922	474,874
Loss from discontinued operations, net of tax (Note 3)	298	17,105	6,484
Cumulative effect of change in accounting, net of tax of $6,341 (Note 1)	—	10,172	—

Net income	$467,714	$264,645	$468,390

Earnings per share:
Basic earnings per share:
Continuing operations	$2.28	$1.38	$2.13
Discontinued operations	—	(0.08)	(0.03)
Cumulative effect of change in accounting	—	(0.05)	—

Net income	$2.28	$1.25	$2.10

Diluted earnings per share:
Continuing operations	$2.26	$1.37	$2.06
Discontinued operations	—	(0.08)	(0.03)
Cumulative effect of change in accounting	—	(0.05)	—
Rounding	(0.01)	—	—

Net income	$2.25	$1.24	$2.03

Weighted average common shares outstanding:
Basic	205,009	211,334	223,234
Diluted	207,446	215,540	235,558

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
September 30, 2003	$2,240	$3,124,441	$892,853	$(14,217)	$—	$4,005,317
Net income			468,390			468,390
Reduction in minimum pension liability, net of tax of $399				640		640

Total comprehensive income						469,030

Cash dividends declared, $0.05 per share			(11,197)			(11,197)
Exercise of stock options	10	15,141				15,151
Tax benefit from exercise of stock options		4,011				4,011
Restricted shares earned		649				649
Common stock purchases for employee stock purchase plan		(935)				(935)
Accelerated vesting of stock options		1,028				1,028
Amortization of unearned compensation from stock options		747				747
Purchases of common stock					(144,756)	(144,756)

September 30, 2004	2,250	3,145,082	1,350,046	(13,577)	(144,756)	4,339,045
Net income			264,645			264,645
Increase in minimum pension liability, net of tax of $7,101				(11,014)		(11,014)
Other, net of tax				(223)		(223)

Total comprehensive income						253,408

Cash dividends declared, $0.05 per share			(10,598)			(10,598)
Exercise of stock options	62	173,998				174,060
Tax benefit from exercise of stock options		15,347				15,347
Restricted shares earned		488				488
Common stock purchases for employee stock purchase plan		(1,565)				(1,565)
Accelerated vesting of stock options		276				276
Write-off of deferred financing costs related to conversion of subordinated notes		(3,881)				(3,881)
Treasury shares issued for debt conversion		944			299,025	299,969
Settlement of accelerated stock repurchase agreement		(16,629)				(16,629)
Purchases of common stock					(769,563)	(769,563)

September 30, 2005	2,312	3,314,060	1,604,093	(24,814)	(615,294)	4,280,357
Net income			467,714			467,714
Reduction in minimum pension liability, net of tax of $6,598				10,576		10,576
Other, net of tax				(1,065)		(1,065)

Total comprehensive income						477,225

Cash dividends declared, $0.10 per share			(20,595)			(20,595)
Exercise of stock options	42	116,126				116,168
Excess tax benefit from exercise of stock options		21,878				21,878
Share-based compensation expense		16,412				16,412
Common stock purchases for employee stock purchase plan		(1,532)				(1,532)
Purchases of common stock					(748,756)	(748,756)

September 30, 2006	$2,354	$3,466,944	$2,051,212	$(15,303)	$(1,364,050)	$4,141,157

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Fiscal year ended September 30,	2006	2005	2004
OPERATING ACTIVITIES
Net income	$467,714	$264,645	$468,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	80,131	76,546	68,071
Amortization, including amounts charged to interest expense	16,802	14,336	19,017
Provision (benefit) on accounts receivable	36,307	33,379	(10,279)
Provision for deferred income taxes	92,083	17,026	48,884
Employee stock compensation	16,412	520	2,059
Other (income) loss	(4,387)	4,269	(1,314)
(Gain) loss on disposal of property and equipment	(16,386)	1,891	1,430
Loss on early retirement of debt	—	111,888	23,592
Loss on sales of discontinued operations	468	12,262	—
Cumulative effect of change in accounting, net of tax	—	10,172	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(679,965)	(392,769)	(267,387)
Merchandise inventories	(349,543)	1,072,577	916,301
Prepaid expenses and other assets	(8,585)	(11,052)	(10,768)
Accounts payable, accrued expenses, and income taxes	1,156,106	311,422	(432,020)
Other	108	(474)	(895)

NET CASH PROVIDED BY OPERATING ACTIVITIES	807,265	1,526,638	825,081

INVESTING ACTIVITIES
Capital expenditures	(113,132)	(203,376)	(189,278)
Cost of acquired companies, net of cash acquired	(296,224)	(4,404)	(68,882)
Proceeds from sales of property and equipment	49,639	4,219	336
Proceeds from sale-leaseback transactions	28,143	36,696	15,602
Proceeds from sale of equity investment and eminent domain settlement	7,582	—	—
Proceeds from sales of discontinued operations	—	14,560	—
Purchases of investment securities available-for-sale	(1,997,022)	(697,105)	—
Proceeds from sale of investment securities available-for-sale	2,278,312	347,975	—

NET CASH USED IN INVESTING ACTIVITIES	(42,702)	(501,435)	(242,222)

FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	134,888	—	—
Long-term debt borrowings	—	895,500	—
Long-term debt repayments	—	(1,182,339)	(368,425)
Deferred financing costs and other	(2,941)	(18,859)	(1,390)
Purchases of common stock	(717,714)	(786,192)	(144,756)
Exercise of stock options, including excess tax benefit of $21,878 in 2006	138,046	174,060	15,151
Cash dividends on common stock	(20,595)	(10,598)	(11,197)
Common stock purchases for employee stock purchase plan	(1,532)	(1,565)	(935)

NET CASH USED IN FINANCING ACTIVITIES	(469,848)	(929,993)	(511,552)

INCREASE IN CASH AND CASH EQUIVALENTS	294,715	95,210	71,307
Cash and cash equivalents at beginning of year	966,553	871,343	800,036

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,261,268	$966,553	$871,343

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1.	Summary of Significant Accounting Policies

AmerisourceBergen Corporation (the “Company”) is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician and manufacturer customers, which currently are based primarily in the United States and Canada. The Company also provides pharmaceuticals to long-term care and workers’ compensation patients. For further information on the Company’s operating segments, see Note 14.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of the dates and for the fiscal years indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Business Combinations

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the dates of acquisition (see Note 2).

Cash Equivalents

The Company classifies highly liquid investments, such as commercial paper, with maturities of three months or less at the date of purchase as cash equivalents.

Change in Accounting for Cash Discounts

During fiscal 2005, the Company changed its method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. Prior to October 1, 2004, the Company had recognized cash discounts as a reduction of cost of goods sold when earned, which was primarily upon payment of vendor invoices. Since October 1, 2004, the Company has been recording cash discounts as a component of inventory cost and recognizing such discounts as a reduction of cost of goods sold upon the sale of the inventory. In connection with the Company’s transition to a fee-for-service model, the Company believes the change in accounting method has provided a better matching of inventory cost to revenue, particularly as inventory turnover rates have continued to improve. The Company’s operating results for the fiscal year ended

September 30, 2005 included a $10.2 million charge for the cumulative effect of change in accounting (net of income taxes of $6.3 million). The pro forma effect of this accounting change was not material to the results of operations or earnings per share for fiscal 2004.

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

The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the customer base is diverse and geographically widespread. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength and credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. The Company writes off balances against the reserves when collectibility is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and the Company’s largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2006, 2005 and 2004 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs and recoveries. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. At September 30, 2006, the largest trade receivable due from a single customer represented approximately 12% of accounts receivable, net. Sales to the Company’s largest non-bulk customer represented 8% of operating revenue in fiscal 2006. Sales to Medco Health Solutions, Inc. (“Medco”) represented 7% of operating revenue and represented 98% of bulk deliveries in fiscal 2006. No other single customer accounted for more than 5% of the Company’s operating revenue.

The Company maintains cash balances and cash equivalents with several large creditworthy banks and money-market funds located in the United States. The Company does not believe there is significant credit risk related to its cash and cash equivalents.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133, as amended, requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

During the fiscal year ended September 30, 2006, the Company entered into foreign currency forward exchange contracts, all of which were designated as cash flow hedges, to manage exposure related to foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading purposes. The Company evaluates hedge effectiveness and records any ineffective portion in other income or expense.

As of September 30, 2006, the notional value of the Company’s outstanding foreign currency forward exchange contracts was C$72.2 million. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions.

Foreign Currency

The functional currency of the Company’s foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted-average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity.

Goodwill and Other Intangible Assets

The Company accounts for purchased goodwill and intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements, patents and software technology, are amortized over their useful lives.

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis. The Company uses an income approach to determine the fair value of its reporting units and intangible assets with indefinite lives. Changes in market conditions, among other factors, may have an impact on these fair values. The Company completed its required annual impairment tests in the fourth quarter of fiscal 2006, and, as a result, did not record any significant impairment charges.

During the second quarter of fiscal 2005, the Company performed an impairment test on certain intangible assets within the technology operations of AmerisourceBergen Drug Corporation (“ABDC”) due to the existence of impairment indicators. As a result, the Company recorded an impairment charge of $5.3 million relating to certain of those intangible assets. The charge was reflected in the Company’s results of operations for the fiscal year ended September 30, 2005. The Company completed its required annual impairment testing in the fourth quarter of fiscal 2005 and determined that there was no impairment.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes.” The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities.

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

Manufacturer Incentives

The Company generally accounts for fees and other incentives received from its suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Company considers these fees and other incentives to represent product discounts, and as a result, they are capitalized as product costs and relieved through cost of goods sold upon the sale of the related inventory.

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 83% and 87% of the Company’s inventories at September 30, 2006 and 2005, respectively, were determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, consolidated inventories would have been approximately $152.6 million and $159.8 million higher than the amounts reported at September 30, 2006 and 2005, respectively. During the fiscal years ended September 30, 2005 and 2004, inventory balances declined, which resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2005 was to decrease cost of goods sold by $30.6 million and increase diluted earnings per share by $0.09. The effect of the liquidation in fiscal 2004 was to decrease cost of goods sold by $10.3 million and increase earnings per share by $0.03.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and from 3 to 10 years for machinery, equipment and other. The costs of repairs and maintenance are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue as reflected in the accompanying consolidated statements of operations is net of sales returns and allowances.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. During the fiscal year ended September 30, 2004, the Company changed its accounting policy for customer sales returns to reflect an accrual for estimated customer returns at the time of sale to the customer. Previously, the Company accounted for customer sales returns as a reduction of sales and cost of goods sold at the time of the return. As a result of this accounting policy change, operating revenue and cost of goods sold were each reduced by $316.8 million for the fiscal year ended September 30, 2004. Additionally, merchandise inventories were increased and accounts receivable were reduced by $316.8 million. At September 30, 2006 and 2005, the Company’s accrual for customer sales returns was $275.8 million and $280.4 million, respectively.

The Company reports the gross dollar amount of bulk deliveries to customer warehouses in revenue and the related costs in cost of goods sold. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. The Company is a principal to these transactions because it is the primary obligor and has the ultimate and contractual responsibility for fulfillment and acceptability of the products purchased, and bears full risk of delivery and loss for products, whether the products are drop-shipped or shipped via cross-dock. The Company also bears full credit risk associated with the creditworthiness of any bulk delivery customer. As a result, and in accordance with the EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records bulk deliveries to customer warehouses as gross revenues. Gross profit earned by the Company on bulk deliveries was not material in any year presented.

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $403.9 million, $380.1 million and $383.1 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively, are included in distribution, selling and administrative expenses.

Short-Term Investment Securities

As of September 30, 2006, the Company had $67.8 million of short-term investment securities available-for-sale in the form of commercial paper. As of September 30, 2005, the Company had $349.1 million of investments in tax-exempt variable rate demand notes. These investment securities, which had been classified as cash and cash equivalents, were reclassified at September 30, 2005 as short-term investments available-for-sale on the Company’s consolidated balance sheet. The Company’s consolidated statement of cash flows for the fiscal year ended September 30, 2005 also reflects reclassifications of net purchases of short-term investment securities of $349.1 million as an increase to net cash used in investing activities. Although the underlying maturities of these investments were long-term in nature, the investments were classified as short-term because they were automatically reinvested within a seven-day period unless the Company provided notice of intent to liquidate to the broker. The interest rate payable on these investments resets with each reinvestment. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The bonds are issued by municipalities and other tax-exempt entities, but are backed by letters of credit from the banking institutions that broker the debt placements. All of the Company’s short-term investments are held by major financial institutions.

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

Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure compensation cost for all share-based payments at fair value for interim or annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30,

2005 over their requisite service periods (see Note 9 for further details). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($21.9 million for the fiscal year ended September 30, 2006), rather than an operating cash flow as previously required. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees.

In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans,” which generally requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also generally requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe the adoption of this statement will have a material impact to its financial position.

Note 2.	Acquisitions

During the fiscal year ended September 30, 2006, the Company entered the Canadian market beginning with the October 2005 acquisition of Trent Drugs (Wholesale) Ltd. (“Trent”), a pharmaceutical distributor in Canada, for a purchase price of $81.1 million, which included the payment of Trent debt of $41.3 million at closing. The acquisition of Trent provided the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. In the twelve months ended September 30, 2005, Trent’s operating revenues were approximately $500 million. In January 2006, the Company changed the name of Trent to AmerisourceBergen Canada Corporation (“ABCC”).

In March 2006, ABCC acquired substantially all of the assets of Asenda Pharmaceutical Supplies Ltd (“Asenda”), a Canadian pharmaceutical distributor that operated primarily in British Columbia and Alberta, for a purchase price of $18.2 million. The Asenda acquisition increased the Company’s operations in western Canada. In the twelve months ended December 31, 2005, Asenda’s operating revenues were approximately $172 million.

In September 2006, ABCC acquired Rep-Pharm, Inc. (“Rep-Pharm”), a Canadian pharmaceutical wholesaler that distributes pharmaceuticals in the provinces of Ontario, Quebec and Alberta, for a purchase price of $47.5 million. In the twelve months ended September 30, 2006, Rep-Pharm’s operating revenues were approximately $600 million.

The purchase price for each of the above acquisitions was allocated to the underlying assets acquired and liabilities assumed based upon their fair values as of the dates of the respective acquisitions. The aggregate purchase price exceeded the fair value of the aggregate net tangible and identifiable intangible assets acquired by $55.7 million, which was allocated to goodwill. The aggregate intangible assets acquired of $12.1 million primarily consist of customer relationships and are being amortized over their weighted average lives of 5 to 7 years.

The following table summarizes, in the aggregate, the estimated fair values of the assets acquired and liabilities assumed relating to the pharmaceutical distribution companies acquired in Canada as of their respective acquisition dates (in thousands):

Assets:
Accounts receivable	$115,699
Inventory	69,804
Other current assets	1,814
Property and equipment	5,311
Goodwill	55,711
Intangible assets	12,093
Liabilities:
Accounts payable and accrued expenses	(110,493)
Deferred income taxes	(3,117)

Net assets acquired	$146,822

In February 2006, the Company acquired Network for Medical Communication & Research, LLC (“NMCR”), a privately held provider of accredited continuing medical education (“CME”) for physicians and analytical research for the oncology market, for a purchase price of $86.6 million, net of a working capital adjustment. The acquisition of NMCR expands AmerisourceBergen Specialty Group’s presence in its market-leading oncology distribution and services businesses. The CME business of NMCR complements Imedex, Inc., the Company’s accredited CME business. In the twelve months ended December 31, 2005, NMCR’s operating revenues were approximately $38 million. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $69.0 million, which was allocated to goodwill. Intangible assets acquired of $20.1 million primarily consist of trade names of $3.2 million and customer relationships of $16.1 million. Customer relationships are being amortized over their weighted average life of 8 years.

In March 2006, the Company acquired Brecon Pharmaceuticals Limited (“Brecon”), a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers, for a purchase price of $50.2 million. The purchase price is subject to a contingent payment of up to approximately $19 million if Brecon achieves specific earnings targets in calendar year 2006. The Company currently anticipates it will settle this contingency prior to the end of the contingency period with the former owners of Brecon for an amount less than the maximum contingent amount. The acquisition of Brecon enhanced the Company’s packaging business and provides the added capability to offer pharmaceutical manufacturers contract packaging and CTM services in new geographical regions. In the twelve months ended December 31, 2005, Brecon’s operating revenues were approximately $22 million. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $29.0 million, which was allocated to goodwill. Intangible assets acquired of $11.8 million primarily consist of tradenames of $5.8 million and customer relationships of $6.0 million. Customer relationships are being amortized over their weighted average life of 7 years.

In May 2006, the Long-Term Care business of the Company’s PharMerica reporting segment acquired certain assets of a technology solution company for $12.6 million. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $8.3 million, which was allocated to goodwill. The primary asset acquired was $4.4 million of software that provides long-term care facilities with safe and efficient electronic medication management, and is being amortized over its useful life of 5 years.

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

In February 2004, the Company acquired MedSelect, Inc. (“MedSelect”), a provider of automated medication and supply dispensing cabinets, for approximately $13.7 million in cash. The acquisition of MedSelect enhanced the Company’s ability to offer fully scalable and flexible technology solutions to its customers. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identified intangible assets acquired by $9.8 million, which has been allocated to goodwill.

In fiscal 2002, the Company acquired a 20% equity interest in International Physician Networks (“IPN”), a physician services company, for $5 million in cash, which was subject to adjustment contingent on the entity achieving defined earnings targets in calendar 2002. In fiscal 2003, the Company satisfied the residual contingent obligation for the initial 20% equity interest and acquired an additional 40% equity interest for an aggregate $24.7 million in cash. In fiscal 2004, the Company paid $39.0 million for the remaining 40% equity interest. The results of operations of IPN, less the minority interest position in fiscal 2004, have been included in the Company’s consolidated financial statements of operations.

All of the goodwill associated with the aforementioned acquisitions, except for $8.3 million, was assigned to the Pharmaceutical Distribution segment.

Pro forma results of operations for the aforementioned acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Note 3.	Discontinued Operations

In July 2005, the Company sold substantially all of the assets of Bridge Medical, Inc., (“Bridge”), a component of the Company’s Pharmaceutical Distribution reportable segment, for $11.0 million. During fiscal 2005, the Company recorded an estimated loss on the sale of the business of $4.6 million, net of tax. In December 2004, the Company sold Rita Ann Distributors (“Rita Ann”), a component of its Pharmaceutical Distribution reportable segment, for $3.6 million. During fiscal 2005, the Company recorded an estimated loss on the sale of Rita Ann of $6.5 million, net of tax. During the fiscal year ended September 30, 2006, the Company recorded an additional loss of $0.3 million, net of tax, relating to the sales of Bridge and Rita Ann.

Operating revenue of Bridge and Rita Ann was $12.3 million and $58.2 million during the fiscal years ended September 30, 2005 and 2004, respectively, and loss before income taxes was $7.8 million and $10.5 million during the fiscal years ended September 30, 2005 and 2004, respectively.

Note 4.	Income Taxes

The income tax provision is as follows (in thousands):

	Fiscal year ended September 30,
	2006	2005	2004
Current provision:
Federal	$156,284	$138,699	$224,320
State and local	24,250	21,178	24,369

	180,534	159,877	248,689

Deferred provision:
Federal	82,659	19,076	37,243
State and local	9,424	(2,050)	10,093

	92,083	17,026	47,336

Provision for income taxes	$272,617	$176,903	$296,025

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal year ended September 30,
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	3.1	3.1	3.2
Other	(1.3)	(0.4)	0.2

Effective income tax rate	36.8%	37.7%	38.4%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2006	2005
Inventory	$571,318	$486,791
Fixed assets	19,544	19,114
Goodwill	83,048	63,904
Other	1,503	936

Gross deferred tax liabilities	675,413	570,745

Net operating loss and tax credit carryovers	(58,309)	(51,075)
Capital loss carryover	—	(3,924)
Allowance for doubtful accounts	(54,983)	(68,892)
Accrued expenses	(16,487)	(13,800)
Employee and retiree benefits	(18,339)	(30,052)
Stock options	(4,694)	—
Other	(20,316)	(27,292)

Gross deferred tax assets	(173,128)	(195,035)
Valuation allowance for deferred tax assets	31,934	33,490

Deferred tax assets, after allowance	(141,194)	(161,545)

Net deferred tax liabilities	$534,219	$409,200

As of September 30, 2006, the Company had $30.5 million of potential tax benefits from federal net operating loss carryforwards expiring in 15 to 16 years, and $25.8 million of potential tax benefits from state operating loss carryforwards expiring in 1 to 20 years. As of September 30, 2006, the Company had $2.0 million of state alternative minimum tax credit carryforwards.

In fiscal year 2006, the Company decreased the valuation allowance on deferred tax assets by $1.6 million primarily due to the use of capital loss carryforwards and the addition of certain state net operating loss carryforwards. In fiscal year 2005, the Company decreased the valuation allowance on deferred tax assets by $0.6 million primarily due to the use of certain state net operating loss carryforwards. At September 30, 2006, $27.8 million of the remaining valuation allowance has been recorded as a component of goodwill, down from $30.1 million at September 30, 2005 due to the use of capital loss carryforwards. Under current accounting rules, any future reduction of this valuation allowance, due to the realization of the related deferred tax assets, will reduce goodwill.

In fiscal 2006, 2005 and 2004, tax benefits of $21.9 million, $15.3 million and $4.0 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.

Income tax payments, net of refunds, were $107.5 million, $132.6 million and $200.1 million in the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Note 5.	Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2006 and 2005 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2004	$2,179,319	$268,956	$2,448,275
Goodwill recognized in connection with an acquisition of a business	2,357	—	2,357
Adjustment to goodwill due to purchase price adjustments	733	—	733
Sale of Bridge	(9,357)	—	(9,357)
Adjustment to goodwill relating to deferred taxes	(5,130)	(5,310)	(10,440)

Goodwill at September 30, 2005	2,167,922	263,646	2,431,568
Goodwill recognized in connection with acquisitions of businesses	157,426	8,266	165,692
Adjustment to goodwill relating to deferred taxes	(7,398)	—	(7,398)
Other	(1,150)	—	(1,150)

Goodwill at September 30, 2006	$2,316,800	$271,912	$2,588,712

During the fiscal year ended September 30, 2005, in connection with the sale of substantially all of the assets of Bridge, $9.4 million of previously acquired goodwill was removed from the Company’s consolidated balance sheet. Approximately $114 million of goodwill recognized in connection with the Company’s fiscal 2006 acquisitions of businesses is expected to be deductible for income tax purposes.

Following is a summary of other intangible assets (in thousands):

	September 30, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles—Trade names	$263,202	$—	$263,202	$254,782	$—	$254,782

Finite-lived intangibles:
Customer relationships	88,078	(27,225)	60,853	53,837	(18,856)	34,981
Other	26,758	(15,643)	11,115	21,667	(10,332)	11,335

Total other intangible assets	$378,038	$(42,868)	$335,170	$330,286	$(29,188)	$301,098

During the fiscal year ended September 30, 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets within the technology operations of ABDC.

Amortization expense for other intangible assets was $12.9 million, $10.3 million and $10.0 million in the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Amortization expense for other intangible assets is estimated to be $14.7 million in fiscal 2007, $10.9 million in fiscal 2008, $9.2 million in fiscal 2009, $8.4 million in fiscal 2010, $7.5 million in fiscal 2011, and $21.3 million thereafter.

Note 6.	Debt

Debt consisted of the following:

	September 30,
(dollars in thousands)	2006	2005
Blanco revolving credit facility at 5.94% and 4.53%, respectively, due 2007	$55,000	$55,000
AmerisourceBergen securitization financing due 2007	—	—
Senior revolving credit facility due 2009	—	—
Canadian revolving credit facility at 5.02% due 2009	113,506	—
UK revolving credit facility at 5.50% due 2009	28,085	—
$400,000, 5 5/8% senior notes due 2012	398,250	398,010
$500,000, 5 7/8% senior notes due 2015	497,698	497,508
Other	2,952	2,193

Total debt	1,095,491	952,711
Less current portion	1,560	1,232

Total, net of current portion	$1,093,931	$951,479

Long-Term Debt

In April 2006, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2007. The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at September 30, 2006 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Borrowings under the Blanco Credit Facility previously accrued interest at LIBOR plus 90 basis points. As a result of the amendment, interest on borrowings under the Blanco Credit Facility now accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR at September 30, 2006). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (0.175% at September 30, 2006).

In March 2006, the Company entered into a £20 million unsecured multicurrency revolving credit facility (the “UK Credit Facility”) due March 2009 with a financial institution in connection with the Company’s acquisition of Brecon. Interest on borrowings under the UK Credit Facility accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR or EURIBOR at September 30, 2006). The Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the UK Credit Facility at specific rates based on the Company’s debt rating (0.15% at September 30, 2006). The Company may choose to repay or reduce its commitments under the UK Credit Facility at any time. Borrowings under the UK Credit Facility are guaranteed by the Company. The UK Credit Facility was terminated in November 2006 (see Note 17).

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent. Interest on borrowings under the Canadian Credit Facility accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR or Bankers’ Acceptance Stamping Fee Spread at September 30, 2006). The Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Canadian Credit Facility at specific rates based on the Company’s debt rating (0.175% at September 30, 2006). The Company may choose to repay or reduce its commitments under the Canadian Credit Facility at any time. Borrowings under the Canadian Credit Facility are guaranteed by the Company. The Canadian Credit Facility was terminated in November 2006 (see Note 17).

In September 2005, the Company issued $400 million of 5.625% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5.875% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of principal amount and have an effective interest yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears, commencing on March 15, 2006. Both the 2012 Notes and the 2015 Notes are redeemable at the Company’s option at a price equal to the greater of 100% of the principal amount thereof, or the sum of the discounted value of the remaining scheduled payments, as defined. In addition, at any time before September 15, 2008, the Company may redeem up to an aggregate of 35% of the principal amount of the 2012 Notes or the 2015 Notes at redemption prices equal to 105.625% and 105.875%, respectively, of the principal amounts thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the cash proceeds of one or more equity issuances. In connection with the issuance of the 2012 Notes and the 2015 Notes, the Company incurred approximately $6.7 million and $8.3 million of costs, respectively, which were deferred and are being amortized over the terms of the notes.

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

In December 2004, the Company entered into a $700 million five-year senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) with a syndicate of lenders. The Senior Revolving Credit Facility replaced the then existing credit facility. There were no borrowings outstanding under the Senior Revolving Credit Facility at September 30, 2006. Interest on borrowings under the Senior Revolving Credit Facility accrues at specific rates based on the Company’s debt rating (0.70% over LIBOR or the prime rate at September 30, 2006). Availability under the Senior Revolving Credit Facility is reduced by the amount of outstanding letters of credit ($10.7 million at September 30, 2006). The Company paid quarterly facility fees to maintain the availability under the Senior Revolving Credit Facility at specific rates based on the Company’s debt rating (0.175% at September 30, 2006). In connection with entering into the Senior Revolving Credit Facility, the Company incurred approximately $2.9 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Senior Revolving Credit Facility at any time. The Senior Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios. The Senior Revolving Credit Facility was terminated in November 2006 (see Note 17).

In April 2005, the Company’s debt rating was raised by one of the ratings agencies. In November 2005, Standard & Poor’s Ratings Services announced that it raised its corporate credit and senior unsecured debt ratings on the Company to ‘BBB-’ from ‘BB+’. As a result of the upgrade, a substantial number of covenants under the indenture governing its 5 5/8% senior notes due 2012 and 5 7/8% senior notes due 2015 were eliminated. On June 1, 2006, Moody’s Investors Service raised the Company’s corporate credit and senior unsecured debt ratings to ‘Ba1’ from ‘Ba2’. On July 21, 2006, Fitch Ratings raised the Company’s corporate credit and senior unsecured debt ratings to ‘BBB’ from ‘BBB-’.

During the fiscal year ended September 30, 2005, the Company paid $100 million to redeem the Bergen Brunswig Corporation (“Bergen”) 7 1/4% Senior Notes due June 1, 2005, upon their maturity.

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

The indentures governing the UK Credit Facility, the Canadian Credit Facility, the 2012 Notes, the 2015 Notes, and the Senior Revolving Credit Facility contain restrictions and covenants which include limitations on additional indebtedness; distributions and dividends to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth.

On November 14, 2006, the Company replaced its Senior Revolving Credit Facility, its UK Credit Facility and its Canadian Credit Facility with a new five-year multi-currency revolving credit facility (see Note 17 for further details).

Receivables Securitization Financing

In fiscal 2003, the Company entered into a $1.05 billion receivables securitization facility (“Securitization Facility”) and terminated the then oustanding securitization facilities. In connection with the Securitization Facility, AmerisourceBergen Drug Corporation (“ABDC”) sells on a revolving basis certain accounts receivable to AmeriSource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. In December 2004, the Company amended the Securitization Facility and under the terms of the amendment the $550 million (three-year tranche) originally scheduled to expire in July 2006 was increased to $700 million and the expiration date was extended to November 2007. Additionally, the $500 million (364-day tranche) scheduled to expire in July 2005 was reduced to $350 million and the expiration date was extended to December 2005. In September 2005, the Company elected to terminate the 364-day tranche, effective October 31, 2005. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and will vary based on the Company’s debt ratings. The program fee is 55 basis points at September 30, 2006. Additionally, the commitment fee is 17.5 basis points at September 30, 2006. At September 30, 2006, there were no borrowings outstanding under the Securitization Facility. In connection with entering into the Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

On November 14, 2006, the Company amended its Securitization Facility such that the amount to be made available was reduced from $700 million to $500 million (see Note 17 for further details).

Other Information

Scheduled future principal payments of long-term debt are $56.6 million in fiscal 2007, $0.7 million in fiscal 2008, $28.8 million in fiscal 2009, $113.5 million in fiscal 2010, $400.0 million in fiscal 2012, and $500.0 million in fiscal 2015.

Interest paid on the above indebtedness during the fiscal years ended September 30, 2006, 2005 and 2004 was $62.3 million, $94.2 million and $111.0 million, respectively.

Total amortization of financing fees and expenses, as well as the premiums and discounts related to the adjustment of the carrying values of certain debt to fair value and original issue discounts for the fiscal years ended September 30, 2006, 2005 and 2004 was $3.9 million, $4.1 million, and $7.4 million, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations.

Note 7.	Stockholders’ Equity and Earnings per Share

The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).

The board of directors are authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2006.

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

In November 2005, the Company’s board of directors declared a 100% increase in the Company’s quarterly dividend rate per share of Common Stock. Additionally, the Company declared a two-for-one stock split of the Company’s outstanding shares of Common Stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005. All applicable share and per-share data have been retroactively adjusted to reflect this stock split.

In August 2006, the Company’s board of directors authorized the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. As of September 30, 2006, there have been no purchases of Common Stock under this new program. From October 1, 2006 to November 30, 2006, the Company purchased 4.7 million shares of Common Stock under this program for a total of $213.2 million.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of Common Stock, subject to market conditions and compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. During the fiscal year ended September 30, 2006, the Company purchased 17.5 million shares of Common Stock for a total of $748.4 million. As of September 30, 2006, the Company had $1.6 million of availability remaining under this share repurchase program. During October 2006, the Company purchased 35 thousand shares for $1.6 million to complete this program.

In February 2005, the Company’s board of directors authorized the repurchase up to an aggregate amount of 11.4 million shares of the Company’s Common Stock, subject to market conditions. In February 2005, the Company acquired 0.9 million shares in the open market for a total of $25.9 million. In addition, on March 30, 2005, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution to purchase the remaining 10.5 million shares immediately from the financial institution at a cost of $293.8 million. The financial institution subsequently purchased an equivalent number of shares in the open market through April 21, 2005. The ASR transaction was completed on April 21, 2005, at which time the Company paid the financial institution a cash settlement of $16.6 million. During the fiscal year ended September 30, 2005, the Company acquired all the shares authorized under this program for a total of $336.3 million, which includes the above cash settlement of $16.6 million, to complete the program. The cash settlement was recorded as an adjustment to additional paid-in capital.

In August 2004, the Company’s board of directors authorized the repurchase of Common Stock up to an aggregate amount of $500 million, subject to market conditions. During the fiscal year ended September 30, 2004, the Company had acquired 5.5 million shares of its Common Stock for $144.7 million. During the fiscal year ended September 30, 2005, the Company acquired 13.1 million shares of its Common Stock for $355.3 million to complete this program.

Basic earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods plus the dilutive effect of stock options and restricted stock. Additionally, the diluted calculation for the fiscal years ended September 30, 2005 and 2004 consider the 5% convertible subordinated notes (see Note 6) as if converted during those periods that the notes were outstanding and, therefore, the after-tax effect of interest expense related to these notes is added back to income from continuing operations in determining income from continuing operations available to common stockholders for those periods. On January 3, 2005, the Company completed the redemption of the 5% convertible subordinated notes. Subsequent to the redemption, a number of shares substantially equal to the shares of Common Stock issued in connection with the 5% note redemption were repurchased by the Company under the 11.4 million share repurchase program described above. The following table (in thousands) is a reconciliation of the numerator and denominator of the computation of basic and diluted earnings per share.

	Fiscal year ended September 30,
	2006	2005	2004
Income from continuing operations, before cumulative effect of change in accounting	$468,012	$291,922	$474,874
Interest expense—convertible subordinated notes, net of income taxes	—	2,539	10,141

Income from continuing operations available to common stockholders	$468,012	$294,461	$485,015

Weighted average common shares outstanding—basic	205,009	211,334	223,234
Effect of dilutive securities:
Stock options and restricted stock	2,437	1,316	996
Convertible subordinated notes	—	2,890	11,328

Weighted average common shares outstanding—diluted	207,446	215,540	235,558

Note 8.	Pension and Other Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $22.2 million in fiscal year 2006, $21.5 million in fiscal year 2005, and $21.6 million in fiscal year 2004. The Company uses a June 30 measurement date for its pension and other postretirement benefit plans.

Defined Benefit Plans

The Company provides a benefit for the majority of its former AmeriSource Health Corp. employees under three different noncontributory defined benefit pension plans consisting of a salaried plan, a union plan and a supplemental executive retirement plan. For each employee, the benefits are based on years of service and average compensation. Pension costs, which are computed using the projected unit credit cost method, are funded to at least the minimum level required by government regulations. Since 2002, the salaried and the supplemental executive retirement plans have been closed to new participants and benefits that can be earned by active participants in the plan were limited.

The Company has an unfunded supplemental executive retirement plan for its former Bergen officers and key employees. This plan is a “target” benefit plan, with the annual lifetime benefit based upon a percentage of salary during the five final years of pay at age 62, offset by several other sources of income including benefits payable under a prior supplemental retirement plan. Since 2002, the plan has been closed to new participants and benefits that can be earned by active participants were limited.

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal year ended September 30,
	2006	2005
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$116,992	$98,986
Service cost	2,981	2,954
Interest cost	6,046	5,885
Actuarial (gains) losses	(15,943)	16,104
Benefit payments	(6,054)	(6,937)

Benefit obligation at end of year	$104,022	$116,992

Change in Plan Assets:
Fair value of plan assets at beginning of year	$73,210	$64,210
Actual return on plan assets	6,324	5,121
Employer contributions	15,421	12,039
Expenses	(1,144)	(1,223)
Benefit payments	(6,054)	(6,937)

Fair value of plan assets at end of year	$87,757	$73,210

Funded Status and Amounts Recognized:
Funded status	$(16,265)	$(43,782)
Unrecognized net actuarial loss	24,159	41,816
Unrecognized prior service cost	19	77

Net amount recognized	$7,913	$(1,889)

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$(15,188)	$(42,305)
Intangible asset	19	77
Accumulated other comprehensive loss	23,082	40,339

Net amount recognized	$7,913	$(1,889)

Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2006	2005
Discount rate	6.35%	5.25%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%

The expected long-term rate of return for the plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal year ended September 30,
	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$3,473	$3,178	$4,029
Interest cost on projected benefit obligation	6,046	5,885	5,866
Expected return on plan assets	(6,549)	(5,754)	(5,102)
Amortization of prior service cost	58	137	132
Recognized net actuarial loss	2,579	1,329	1,738
Loss due to curtailments and settlements	12	137	696

Net periodic pension cost of defined benefit pension plans	5,619	4,912	7,359
Net pension cost of multi-employer plans	1,652	1,752	1,824

Total pension expense	$7,271	$6,664	$9,183

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2006	2005	2004
Discount rate	5.25%	6.25%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

To determine the expected long-term rate of return on assets, the Company considered the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

The Compensation and Succession Planning Committee (“Compensation Committee”) of the Company’s board of directors is responsible for establishing the investment policy of any retirement plan, including the selection of acceptable asset classes, allowable ranges of holdings, the definition of acceptable securities within each class, and investment performance expectations. Additionally, the Compensation Committee has established rules for the rebalancing of assets between asset classes and among individual investment managers.

The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans’ assets at the measurement date are as follows:

	Pension Benefits Allocation		Target Allocation
	2006	2005	2006	2005
Asset Category:
Equity securities	70%	48%	70%	50%
Debt securities	28	50	30	50
Other	2	2	—	—

Total	100%	100%	100%	100%

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

As of September 30, 2006 and 2005, all of the Company-sponsored defined benefit pension plans had accumulated and projected benefit obligations in excess of plan assets. These amounts were as follows (in thousands):

	2006	2005
Accumulated benefit obligation	$102,945	$115,515
Projected benefit obligation	104,022	116,992
Plan assets at fair value	87,757	73,210

Contributions to pension plans during fiscal 2007 are expected to be the minimum required of $5.6 million. Expected benefit payments over the next ten years, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2007	$5,901
2008	5,553
2009	4,865
2010	4,512
2011	4,846
2012-2016	35,783

Total	$61,460

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and reflect estimated future employee service.

The Company owns life insurance covering substantially all of the participants in the Bergen supplemental retirement plans. At September 30, 2006, the policies have an aggregate cash surrender value of approximately $39.8 million (which is included in other assets in the accompanying consolidated balance sheet) and an aggregate death benefit of approximately $59.9 million.

Postretirement Benefit Plans

The Company provides medical benefits to certain retirees, principally former employees of Bergen. Employees became eligible for such postretirement benefits after meeting certain age and years of service criteria. Since 2002, the plans have been closed to new participants and benefits that can be earned by active participants were limited. As a result of special termination benefit packages previously offered, the Company also provides dental and life insurance benefits to a limited number of retirees and their dependents. These benefit plans are unfunded.

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal year ended September 30,
	2006	2005
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$19,416	$16,055
Interest cost	1,028	1,142
Actuarial (gains) losses	(1,599)	4,298
Benefit payments	(1,436)	(2,079)

Benefit obligation at end of year	$17,409	$19,416

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,436	2,079
Benefit payments	(1,436)	(2,079)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(17,409)	$(19,416)
Unrecognized net actuarial loss	2,191	3,972

Net amount recognized	$(15,218)	$(15,444)

Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$(15,218)	$(15,444)

Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2006	2005
Discount rate	6.35%	5.25%
Health care trend rate assumed for next year	10%	11%
Rate to which the cost trend rate is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2014

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$92	$(77)
Effect on benefit obligation	1,449	(1,224)

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal year ended September 30,
	2006	2005	2004
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$1,028	$1,142	$1,213
Recognized net actuarial loss (gain)	182	(153)	139

Total postretirement benefit expense	$1,210	$989	$1,352

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2006	2005	2004
Discount rate	5.25%	6.25%	6%
Health care trend rate assumed for next year	11%	12%	13%
Rate to which the cost trend rate is assumed to decline	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2014	2014

Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement Benefits
Fiscal Year:
2007	$2,316
2008	2,178
2009	2,005
2010	1,940
2011	1,696
2012-2016	6,182

Total	$16,317

Defined Contribution Plans

The Company sponsors the AmerisourceBergen Employee Investment Plan, as amended and restated July 1, 2002, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 25% of their regular compensation before taxes (2% to 18% prior to January 1, 2006). The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant’s salary and $0.50 for each additional $1.00 invested by the participant of an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code, may also be made depending upon the Company’s performance. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company that vest in full after five years of credited service.

PharMerica sponsors the PharMerica, Inc. 401(k) Profit Sharing Plan, which is a defined contribution 401(k) plan, that is generally available to its employees with 90 days of service and excludes those employees covered under a collective bargaining agreement. Eligible participants may contribute 1% to 50% of their pretax compensation. PharMerica contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant’s salary and $0.50 for each additional $1.00 invested by the participant of an additional 2% of salary.

The employee and employer contributions, collectively, may not exceed limits established by the Internal Revenue Code. All contributions are invested at the direction of the employee in one or more investment funds. All contributions vest immediately.

During fiscal 2006, the Compensation Committee approved the AmerisourceBergen Corporation Executive Retirement Plan. This unfunded plan provides benefits for selected key management, including all of the Company’s executive officers. This plan will provide eligible participants with an annual amount equal to 4% of the participant’s base salary and bonus incentive to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the Internal Revenue Code.

Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2006, 2005 and 2004 were $14.1 million, $13.3 million and $10.3 million, respectively.

Deferred Compensation Plan

The Company also sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated November 1, 2002. This unfunded plan, under which 1.48 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2006. The Company incurred $1.6 million of expenses relating to this plan in fiscal 2006.

Note 9.	Share-Based Compensation

The Company has a number of stock option plans, a restricted stock plan and an employee stock purchase plan. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company previously accounted for its stock option and employee stock purchase plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations through September 30, 2005. Under APB No. 25, because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. As previously noted, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods.

During the fiscal year ended September 30, 2006, the Company recorded $16.4 million of share-based compensation expense, which was comprised of stock option expense of $12.2 million, restricted stock expense of $2.8 million, and employee stock purchase plan expense of $1.4 million.

The following table illustrates the impact of share-based compensation on reported amounts:

	Fiscal year ended September 30, 2006
(in thousands, except per share data)	As Reported	Impact of Share-Based Compensation Expense
Operating income	$748,706	$16,412
Income from continuing operations	468,012	10,372
Net income	467,714	10,372
Earnings per share:
Basic	$2.28	$0.05

Diluted	$2.25	$0.05

Stock Option Plans

The Company’s employee stock option plans provide for the granting of incentive and nonqualified stock options to acquire shares of Common Stock to employees at a price not less than the fair market value of the Common Stock on the date the option is granted. Option terms and vesting periods are determined at the date of grant by a committee of the board of directors. Employee options generally vest ratably, in equal amounts, over a four-year service period and expire in ten years. The Company’s non-employee director stock option plans provide for the granting of nonqualified stock options to acquire shares of Common Stock to non-employee directors at the fair market value of the Common Stock on the date of the grant. Non-employee director options vest ratably, in equal amounts, over a three-year service period, and options expire in ten years.

At September 30, 2006, options for an additional 10.4 million shares may be granted under one employee stock option plan and options for an additional 0.3 million shares may be granted under one non-employee director stock option plan.

Effective September 1, 2004, the Company vested all employee options then outstanding with an exercise price in excess of $27.05 (the closing stock price on August 31, 2004). The accelerated vesting was approved by the Compensation and Succession Planning Committee of the Company’s board of directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123R. In accordance with APB No. 25, the Company did not incur a charge related to this accelerated vesting because the exercise price of all the accelerated options was greater than $27.05.

The fair values of all option grants are expensed as compensation on a straight-line basis over the requisite service periods of the awards and are net of estimated forfeitures. Beginning January 1, 2005, the Company began to estimate the fair values of option grants using a binomial option pricing model. Expected volatilities are based on the historical volatility of the Company’s Common Stock and other factors, such as implied market volatility. The Company uses historical exercise data, taking into consideration the optionees’ ages at grant date, to estimate the terms for which the options are expected to be outstanding. The Company anticipates that the terms of options granted in the future will be similar to those granted in the past. The risk-free rates during the terms of such options are based on the U.S. Treasury yield curve in effect at the time of grant. Prior to January 1, 2005, the fair values relating to all options granted were estimated using the Black-Scholes option pricing model.

The weighted average fair values of the options granted during the fiscal years ended September 30, 2006, 2005 and 2004 were $10.56, $8.32 and $10.14, respectively. The following assumptions were used to estimate the fair values of options granted:

	Fiscal year ended September 30,
	2006	2005	2004
Weighted average risk-free interest rate	4.58%	4.10%	2.74%
Expected dividend yield	0.23%	0.17%	0.14%
Weighted average volatility of common stock	25.73%	27.98%	35.68%
Weighted average expected life of the options	4.17 years	4.51 years	5.00 years

Changes to the above valuation assumptions could have a significant impact on share-based compensation expense.

A summary of the Company’s stock option activity and related information for its option plans for the fiscal year ended September 30, 2006 is presented below:

	Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at September 30, 2005	16,123	$29
Granted	2,506	43
Exercised	(4,076)	28
Forfeited	(296)	34

Outstanding at September 30, 2006	14,257	$32	7 years	$189,761

Vested and expected to vest at September 30, 2006	13,577	$32	7 years	$184,247

Exercisable at September 30, 2006	8,882	$29	6 years	$143,450

The intrinsic value of stock option exercises during fiscal 2006, 2005 and 2004 was $59.5 million, $39.5 million and $11.0 million, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2006 and changes during the fiscal year ended September 30, 2006 is presented below:

	Options (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	4,200	$8
Granted	2,506	11
Vested	(1,117)	8
Forfeited	(214)	9

Nonvested at September 30, 2006	5,375	$9

Expected future compensation expense relating to the 5.4 million nonvested options outstanding as of September 30, 2006 is $36.3 million over a weighted-average period of 2.8 years.

Restricted Stock Plan

Restricted shares generally vest in full after three years. The fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s Common Stock. The fair value of restricted shares are expensed on a straight-line basis over the requisite service period of three years.

A summary of the status of the Company’s restricted shares as of September 30, 2006 and changes during the fiscal year ended September 30, 2006 is presented below:

	Restricted Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	58	$30
Granted	289	43
Vested	(27)	29
Forfeited	(10)	43

Nonvested at September 30, 2006	310	$42

Expected future compensation expense relating to the 0.3 million restricted shares outstanding as of September 30, 2006 is $8.6 million over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

In February 2002, the stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan, under which up to an aggregate of 8,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under this plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 85% of the fair market value of the stock on the first or last business day of each six-month purchase period, whichever is lower. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2006, 2005 and 2004, the Company acquired 164,055 shares, 208,618 shares and 230,562 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2006, the Company has withheld $1.5 million from eligible employees for the purchase of additional shares of Common Stock.

Pro Forma Disclosure

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

	Fiscal year ended September 30,
(in thousands, except per share data)	2005	2004
Net income, as reported	$264,645	$468,390
Add: Share-related compensation expense included in reported net income, net of income taxes	461	880
Deduct: Share-related compensation expense determined under the fair value method, net of income taxes	(5,021)	(87,339)

Pro forma net income	$260,085	$381,931

Earnings per share:
Basic, as reported	$1.25	$2.10

Basic, pro forma	$1.23	$1.71

Diluted, as reported	$1.24	$2.03

Diluted, pro forma	$1.22	$1.66

The SFAS No. 123 share-related compensation expense in the above table decreased in the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004. This decline was primarily due to the Company, effective September 1, 2004, vesting all employee options then outstanding with an exercise price in excess of $27.05 (the closing stock price on August 31, 2004). As a result of the accelerated vesting, the pro forma compensation expense and the corresponding reduction in diluted earnings per share in fiscal 2004 was significantly greater than the pro forma compensation expense and the corresponding reduction in diluted earnings per share in fiscal 2005.

Note 10.	Leases and Other Commitments

At September 30, 2006, future minimum payments totaling $300.9 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2007—$70.1 million; 2008— $60.3 million; 2009—$46.3 million; 2010—$35.7 million; 2011—$25.7 million; and thereafter—$62.8 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $70.8 million in fiscal 2006, $63.4 million in fiscal 2005 and $63.2 million in fiscal 2004.

During the fiscal year ended September 30, 2006, the Company entered into two sale-leaseback agreements with a financial institution relating to certain equipment located at two of the Company’s new distribution facilities. The net book value of all of the equipment under the two leases totaled $26.5 million and was sold for $28.1 million. During the fiscal year ended September 30, 2005, the Company entered into three sale-leaseback agreements with a financial institution relating to certain equipment located at two of the Company’s new distribution facilities and certain equipment located at one of the Company’s existing distribution facilities that was significantly expanded. The net book value of all of the equipment under the three leases totaled $35.3 million and was sold for $36.7 million. During fiscal 2004, the Company entered into a sale-leaseback agreement with a financial institution relating to certain equipment located at one of the Company’s new distribution facilities. The net book value of the equipment, totaling $15.1 million was sold for $15.6 million. The Company deferred the gains associated with these sale-leaseback agreements, which are being amortized as a reduction of lease expense over the respective operating lease terms.

In fiscal 2006, the Company entered into agreements to purchase product from influenza vaccine manufacturers. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $169 million as of September 30, 2006.

In December 2004, the Company entered into a distribution agreement with an influenza vaccine manufacturer to distribute product through March 31, 2015. The agreement includes a commitment to purchase at least 12 million doses per year of the influenza vaccine provided the vaccine is approved and available for distribution in the United States by the Food and Drug Administration (“FDA”). The Company will be required to purchase the annual doses at market prices, as adjusted for inflation and other factors. The manufacturer received FDA approval for the 2006/2007 influenza season in October 2006. The Company anticipates its purchase commitment for fiscal 2007 will be approximately $56 million. The Company anticipates its total purchase commitment will be approximately $0.9 billion.

In fiscal 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities and entered into a ten-year commitment, effective July 1, 2005, with IBM Global Services, which has assumed responsibility for performing the outsourced information technology activities. The minimum commitment under the outsourcing arrangement was approximately $200 million over a ten-year period. The remaining minimum commitment as of September 30, 2006 was $162.2 million.

Note 11.	Facility Consolidations, Employee Severance and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. During the fiscal year ended September 30, 2005, the Company decided to outsource a significant portion of its information technology activities as part of the integration plan. During fiscal 2006 and 2005, the Company incurred a total of approximately $21 million of transition costs, which included employee severance and other contract expenses, in connection with this outsourcing plan. The Company’s current plan is to have a distribution facility network numbering in the mid-20s by the end of fiscal 2007. The plan includes building six new facilities (all of which are currently operational) and closing facilities (29 of which have been closed through September 30, 2006). The last new facility opened during fiscal 2006. During fiscal 2006, 2005 and 2004, the Company closed six, six, and four distribution facilities, respectively. The Company anticipates closing two or three additional facilities in fiscal 2007.

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

During the fiscal year ended September 30, 2006, the Company closed six distribution facilities (the “fiscal 2006 initiatives”), incurred expenses relating to the planned spin-off of its PharMerica long-term care business (see Note 17 for further information), realized a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California, and incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999 (see Bergen Brunswig Matter under Note 12 for further information).

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance, and other for the three fiscal years ended September 30, 2006 (in thousands):

	2006	2005	2004
Facility consolidations and employee severance	$4,271	$10,491	$7,517
Information technology transition costs	9,218	12,232	—
Costs relating to the long-term care business transaction	6,634	—	—

Total facility consolidations, employee severance and other	$20,123	$22,723	$7,517

The gain realized on the sale of the Bergen Brunswig headquarters and the compensation expense recognized in connection with the former Bergen Brunswig chief executive officer are components of the facility consolidations and employee severance line in the above table in fiscal 2006.

As of September 30, 2006, approximately 440 employees had received termination notices as a result of the 2006 initiatives, of which approximately 400 have been terminated. As a result of the 2005 and 2004 initiatives, approximately 640 employees were terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

The following table, which includes the total compensation accrual due to the former chief executive officer and excludes the gain realized on the sale of the former Bergen Brunswig headquarters, displays the activity in accrued expenses and other from September 30, 2004 to September 30, 2006 related to the integration plan discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2004	$8,486	$68	$8,554
Expense recorded during the period	10,580	12,143	22,723
Payments made during the period	(8,328)	(5,128)	(13,456)

Balance as of September 30, 2005	10,738	7,083	17,821
Expense recorded during the period	21,468	15,851	37,319
Payments made during the period	(9,973)	(13,803)	(23,776)

Balance as of September 30, 2006	$22,233	$9,131	$31,364

The employee severance balance illustrated in the above table as of September 30, 2005 and 2004 was revised to include the balance of the compensation accrual to the former chief executive officer of Bergen Brunswig.

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

New York Attorney General Subpoena

In April 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchased pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. The Company has not been advised of any allegations of misconduct by the Company. The Company has engaged in discussions with the NYAG, initially to clarify the scope of the subpoena and subsequently to provide background information requested by the NYAG. The Company has produced responsive information and documents and will continue to cooperate with the NYAG. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this matter.

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action in the Superior Court of California, County of Orange (the “Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit in the amount of $14.4 million plus interest at the rate of ten percent per annum from August 29, 2001. With an offset for the amount previously paid to the executive, the total award to the executive amounts to $19.4 million, of which $13.9 million was recorded in fiscal 2006. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company have appealed the ruling of the Court.

Note 13.	Antitrust Litigation Settlements

During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement fund. Currently, there are several such class actions pending in which the Company is a class member. During the fiscal years ended September 30, 2006, 2005, and 2004, the Company recognized gains of $40.9 million, $40.1 million and $38.0 million, respectively, relating to the above mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations for the fiscal year ended September 30, 2006, 2005, and 2004, respectively.

Note 14.	Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica. The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of ABDC, the AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group (“ABPG”). The PharMerica reportable segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and a workers’ compensation-related business (“PMSI”).

In accordance with FAS 131, we have aggregated the operating segments of ABDC, ABSG, and ABPG into one reportable segment, the Pharmaceutical Distribution segment. Our decision to aggregate these three operating segments into one reportable segment was based on

•	the objective and basic principles of FAS 131,

•	the Aggregation Criteria as noted in paragraph 17 of FAS 131 and

•	the fact that ABDC, ABSG, and ABPG have similar economic characteristics.

The chief operating decision maker for the Pharmaceutical Distribution segment is the President and Chief Operating Officer of the Company whose function is to allocate resources to, and assess the performance of, the ABDC, ABSG, and ABPG operating segments. The Presidents of ABDC, ABSG, and ABPG each function as operating segment managers whose roles include reporting directly to the President and Chief Operating Officer of the Company on their respective operating segment’s business activities, financial results and operating plans.

The businesses of the Pharmaceutical Distribution operating segments are similar. These segments service both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel. The distribution of pharmaceutical drugs represented approximately 97.2%, 98.0%, and 98.3% of the Pharmaceutical Distribution segment’s total operating revenue for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. ABDC and ABSG each operate in a high volume and low margin environment and, as a result, their economic characteristics are similar. Each operating segment warehouses and distributes products in a similar manner. Additionally, each operating segment is subject, in whole or in part, to the same extensive regulatory environment under which the pharmaceutical distribution industry operates.

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, clinics, alternate site facilities and other customers. ABDC also provides scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets and supply management software to a variety of retail and institutional healthcare providers.

ABSG, through a number of individual operating businesses, provides distribution and other services to physicians and alternate care providers who specialize in a variety of disease states, such as oncology. ABSG also distributes vaccines, other physician administered products, injectables and plasma. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization and other services for biotech and other pharmaceutical manufacturers, third party logistics, group purchasing services, reimbursement consulting, data analytics, practice management, and physician education.

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon. American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, their operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and clinical trials materials services for pharmaceutical manufacturers.

Long-Term Care is a leading national dispenser of pharmaceutical products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. Long-Term Care’s institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the dispensing of those products to residents in long-term care and alternate site facilities. Unlike hospitals, most long-term and alternate care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies, such as Long-Term Care, to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. Long-Term Care pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, Long-Term Care provides infusion therapy services, as well as formulary management and other pharmacy consulting services. In October 2006, the Company and Kindred Healthcare, Inc. (“Kindred”) signed a master transaction agreement to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services, Inc. (“KPS”), into a new, independent, publicly traded company (see Note 17 for further details).

PMSI provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. PMSI services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor’s administrative costs. Starting in fiscal 2007, PMSI also will include Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry.

The following tables present reportable segment information for the periods indicated (dollars in thousands):

	Revenue
Fiscal year ended September 30,	2006	2005	2004
Pharmaceutical Distribution	$55,907,552	$49,319,371	$48,113,015
PharMerica	1,668,308	1,571,369	1,575,255
Intersegment eliminations	(902,920)	(878,142)	(875,818)

Operating revenue	56,672,940	50,012,598	48,812,452
Bulk deliveries to customer warehouses	4,530,205	4,564,723	4,308,339

Total revenue	$61,203,145	$54,577,321	$53,120,791

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

	Operating Income
Fiscal year ended September 30,	2006	2005	2004
Pharmaceutical Distribution	$644,202	$532,887	$748,625
PharMerica	83,745	91,947	121,846
Facility consolidations, employee severance and other	(20,123)	(22,723)	(7,517)
Gain on litigation settlements	40,882	40,094	38,005
Impairment charge	—	(5,259)	—

Operating income	748,706	636,946	900,959
Other income	(4,387)	(990)	(6,236)
Interest expense, net	12,464	57,223	112,704
Loss on early retirement of debt	—	111,888	23,592

Income from continuing operations before income taxes and cumulative effect of change in accounting	$740,629	$468,825	$770,899

Segment operating income is evaluated before other income; interest expense, net; loss on early retirement of debt; facility consolidations, employee severance and other; gain on litigation settlements; and significant impairment charges. All corporate office expenses are allocated to the two reportable segments.

	Assets
At September 30,	2006	2005
Pharmaceutical Distribution	$12,149,166	$10,803,578
PharMerica	634,754	577,596

Total assets	$12,783,920	$11,381,174

	Depreciation & Amortization
Fiscal year ended September 30,	2006	2005	2004
Pharmaceutical Distribution	$68,310	$64,404	$58,358
PharMerica	17,699	16,795	15,067

Total depreciation and amortization	$86,009	$81,199	$73,425

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which is included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2006	2005	2004
Pharmaceutical Distribution	$95,015	$182,347	$174,004
PharMerica	18,117	21,029	15,274

Total capital expenditures	$113,132	$203,376	$189,278

Note 15.	Disclosure About Fair Value of Financial Instruments

During the fiscal year ended September 30, 2006, the Company entered into foreign currency forward exchange contracts to manage exposure related to foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. As at September 30, 2006, the notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately C$72.2 million. The fair value of foreign currency contracts was $0.6 million as of September 30, 2006. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions.

The recorded amounts of the Company’s cash and cash equivalents, short-term investments available-for-sale, accounts receivable and accounts payable at September 30, 2006 and 2005 approximate fair value. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 6) and the corresponding fair value as of September 30, 2006 were $1,095.5 million and $1,082.3 million, respectively. The recorded amount of debt (see Note 6) and the corresponding fair value as of September 30, 2005 were $952.7 million and $941.6 million, respectively.

Note 16.	Quarterly Financial Information (Unaudited)

	Fiscal year ended September 30, 2006
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Operating revenue	$13,535,854	$14,049,175	$14,446,280	$14,641,631	$56,672,940
Bulk deliveries to customer warehouses	1,117,293	1,171,504	1,240,035	1,001,373	4,530,205

Total revenue	14,653,147	15,220,679	15,686,315	15,643,004	61,203,145
Gross profit (a)	528,378	560,763	557,179	585,495	2,231,815
Distribution, selling and administrative expenses, depreciation and amortization	352,946	359,262	368,421	382,357	1,462,986
Facility consolidations, employee severance and other (see Note 11)	8,827	3,577	(86)	7,805	20,123

Operating income	$166,605	$197,924	$188,844	$195,333	$748,706
Income from continuing operations	$97,976	$128,590	$119,468	$121,978	$468,012
Loss (income) from discontinued operations, net of tax	$709	$(411)	$—	$—	$298
Net income	$97,267	$129,001	$119,468	$121,978	$467,714
Earnings per share from continuing operations:
Basic	$0.47	$0.62	$0.58	$0.61	$2.28
Diluted	$0.47	$0.61	$0.58	$0.61	$2.26
Earnings per share:
Basic	$0.47	$0.62	$0.58	$0.61	$2.28
Diluted	$0.46	$0.61	$0.58	$0.61	$2.25

(a)	The first, second, third and fourth quarters of fiscal 2006 include $18.0 million, $9.4 million, $4.6 million, and $8.9 million gains, respectively, from antitrust litigation settlements.

	Fiscal year ended September 30, 2005
(in thousands, except per share amounts)	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Operating revenue	$12,202,109	$12,241,739	$12,603,893	$12,964,857	$50,012,598
Bulk deliveries to customer warehouses	1,434,727	948,428	1,228,073	953,496	4,564,723

Total revenue	13,636,836	13,190,167	13,831,966	13,918,353	54,577,321
Gross profit (b)	454,592	501,750	502,069	521,774	1,980,184
Distribution, selling and administrative expenses, depreciation and amortization	315,374	315,398	329,714	354,770	1,315,256
Facility consolidations, employee severance and other (see Note 11)	5,133	1,837	3,747	12,006	22,723
Impairment charge	—	5,259	—	—	5,259

Operating income	$134,085	$179,256	$168,608	$154,998	$636,946
Loss on early retirement of debt	$1,015	$—	$—	$110,873	$111,888
Income from continuing operations, before cumulative effect of change in accounting	$69,023	$101,713	$99,844	$21,342	$291,922
Loss from discontinued operations, net of tax	$7,905	$2,291	$5,067	$1,842	$17,105
Net income	$50,946	$99,422	$94,777	$19,500	$264,645
Earnings per share from continuing operations:
Basic	$0.33	$0.46	$0.48	$0.10	$1.38
Diluted	$0.32	$0.46	$0.48	$0.10	$1.37
Earnings per share:
Basic	$0.24	$0.45	$0.46	$0.09	$1.25
Diluted	$0.24	$0.45	$0.45	$0.09	$1.24

(a)	During fiscal 2005, the Company changed its method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. As a result, the first quarter operating results include the $10.2 million charge for the cumulative effect of change in accounting (net of tax benefit). This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.05 for the fiscal year ended September 30, 2005.

(b)	The first and third quarters of fiscal 2005 include $18.8 million and $21.3 million gains, respectively, from antitrust litigation settlements.

Note 17.	Subsequent Events

In October 2006, the Company and Kindred signed a master transaction agreement to combine their respective institutional pharmacy businesses, Long-Term Care and KPS, respectively, into a new, independent, publicly traded company. The proposed transaction is intended to be tax-free to the stockholders of both the Company and Kindred. The transaction is currently expected to be completed in the first calendar quarter of 2007. The proposed combination does not include the PMSI business of PharMerica.

The transaction would begin with Long-Term Care and KPS each borrowing up to $150 million and providing a one-time distribution back to their respective parents. The cash distribution is intended to be all or substantially all tax-free to the Company. After the borrowing and distribution, each of the institutional pharmacy businesses would be separately spun off as independent companies, each with 100 percent stock ownership by the stockholders of their respective parents, followed immediately by the independent companies combining in a stock-for-stock exchange which would result in the Company’s and Kindred’s stockholders each owning 50 percent of the new company. The master transaction agreement provides that at closing of the transaction, the Company will enter into a pharmaceutical distribution agreement with the new company, and Kindred will enter into an agreement to provide information and support services to the new company. The master transaction agreement also provides that at closing, Kindred, the Company and the new company will enter into agreements for the provision of certain transition services for a limited transition period following consummation of the transaction. Consummation of the transaction is subject to a number of conditions, including the effectiveness of a registration statement with respect to the shares of the new company’s common stock, receipt of financing for the new company and for the one-time cash distributions to the Company and Kindred, and receipt of a favorable determination from the Internal Revenue Service regarding the tax-free nature of the transaction. There can be no assurance that all conditions to completion of the transaction will be met.

On November 14, 2006, the Company entered into a new $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Senior Revolving Credit Facility, the UK Credit Facility and the Canadian Credit Facility. Interest on borrowings denominated in U.S. Dollars under the Multi-Currency Revolving Credit Facility will accrue at specified rates based on the Company’s debt rating (50 basis points over LIBOR or the prime rate). Interest on borrowings for any Euro loan accrues at EURIBOR plus a specified rate and for any Sterling loan at LIBOR plus a specified rate. The specified rates are based on the Company’s debt ratings and range from 19 basis points to 60 basis points over LIBOR or EURIBOR, as applicable. Interest on borrowings denominated in Canadian dollars accrues at the greater of the Canadian prime rate or the CDOR rate. The Company will pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating (ranging from 6 basis points to 15 basis points of the total commitment). In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.0 million of costs, which were deferred and will be amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, additional indebtedness, distributions and dividends to stockholders, and investments. These covenants are less restrictive than those under the Senior Revolving Credit Facility, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

Additionally, on November 14, 2006, the Company amended its Receivables Securitization Facility such that the amount to be made available to the Company was reduced from $700 million to $500 million and the expiration date was extended to November 2009. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee was 55 basis points as of September 30, 2006 and was reduced to 35 basis points as a result of the November 2006 amendment. Additionally, the commitment fee on any unused credit was 17.5 basis points as of September 30, 2006 and was reduced to 12.5 basis points as a result of the November 2006 amendment.

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for approximately $83 million. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and will operate under the Company’s PMSI business. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s PMSI business the ability to provide its customers with a fully integrated Medicare set-aside solution. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The Company is currently working with a third-party appraisal firm to assist management in determining the fair values of the assets acquired and liabilities assumed.

In October 2006, the Company acquired I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative IVIG for approximately $35 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. The addition of IgG supports the Company’s strategy of building its specialty pharmaceutical services to manufacturers. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The Company is currently working with a third-party appraisal firm to assist management in determining the fair values of the assets acquired and liabilities assumed.

In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company for $12.9 million. AMD provides services, including reimbursement support, third-party logistics and nursing support services to manufacturers of specialty pharmaceuticals, such as injectable and biological therapies. The acquisition of AMD expands our specialty services businesses into Canada and complements the distribution services offered by ABCC.

On November 9, 2006, the Company’s board of directors increased the quarterly dividend by 100% and declared a dividend of $0.05 per share, which was paid on December 4, 2006 to stockholders of record as of the close of business on November 20, 2006.

Note 18.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 2012 Notes and 2015 Notes (together, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 6, (b) the foreign operating subsidiaries and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2006 and 2005 and the related statements of operations and cash flows for each of the three years in the period ended September 30, 2006.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,125,287	$43,441	$92,540	$—	$1,261,268
Short-term investment securities	67,840	—	—	—	67,840
Accounts receivable, net	2,234	1,137,975	2,286,930	—	3,427,139
Merchandise inventories	—	4,292,398	129,657	—	4,422,055
Prepaid expenses and other	57	29,014	3,034	—	32,105

Total current assets	1,195,418	5,502,828	2,512,161	—	9,210,407
Property and equipment, net	—	485,931	23,815	—	509,746
Goodwill	—	2,497,019	91,693	—	2,588,712
Intangibles, deferred charges and other	17,110	432,962	24,983	—	475,055
Intercompany investments and advances	3,601,261	3,381,672	(1,960,011)	(5,022,922)	—

Total assets	$4,813,789	$12,300,412	$692,641	$(5,022,922)	$12,783,920

Current liabilities:
Accounts payable	$—	$6,310,528	$188,736	$—	$6,499,264
Accrued expenses and other	(223,316)	692,776	9,058	—	478,518
Current portion of long-term debt	—	868	692	—	1,560
Deferred income taxes	—	478,163	1,683	—	479,846

Total current liabilities	(223,316)	7,482,335	200,169	—	7,459,188
Long-term debt, net of current portion	895,948	75	197,908	—	1,093,931
Other liabilities	—	84,618	5,026	—	89,644
Stockholders’ equity	4,141,157	4,733,384	289,538	(5,022,922)	4,141,157

Total liabilities and stockholders’ equity	$4,813,789	$12,300,412	$692,641	$(5,022,922)	$12,783,920

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$866,367	$67,438	$32,748	$—	$966,553
Short-term investment securities	349,130	—	—		349,130
Accounts receivable, net	1,460	595,401	2,043,785	—	2,640,646
Merchandise inventories	—	3,968,355	35,335	—	4,003,690
Prepaid expenses and other	15	26,585	1,073	—	27,673

Total current assets	1,216,972	4,657,779	2,112,941	—	7,987,692
Property and equipment, net	—	514,072	686	—	514,758
Goodwill	—	2,428,431	3,137	—	2,431,568
Intangibles, deferred charges and other	18,989	426,080	2,087	—	447,156
Intercompany investments and advances	3,685,627	2,830,284	(1,814,316)	(4,701,595)	—

Total assets	$4,921,588	$10,856,646	$304,535	$(4,701,595)	$11,381,174

Current liabilities:
Accounts payable	$—	$5,256,887	$35,366	$—	$5,292,253
Accrued expenses and other	(254,287)	636,522	5,508	—	387,743
Current portion of long-term debt	—	1,232	—	—	1,232
Deferred income taxes	—	372,144	(1,276)	—	370,868

Total current liabilities	(254,287)	6,266,785	39,598	—	6,052,096
Long-term debt, net of current portion	895,518	961	55,000	—	951,479
Other liabilities	—	97,242	—	—	97,242
Stockholders’ equity	4,280,357	4,491,658	209,937	(4,701,595)	4,280,357

Total liabilities and stockholders’ equity	$4,921,588	$10,856,646	$304,535	$(4,701,595)	$11,381,174

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$55,510,410	$1,162,530	$—	$56,672,940
Bulk deliveries to customer warehouses	—	4,530,184	21	—	4,530,205

Total revenue	—	60,040,594	1,162,551	—	61,203,145
Cost of goods sold	—	57,864,633	1,106,697	—	58,971,330

Gross profit	—	2,175,961	55,854	—	2,231,815
Operating expenses:
Distribution, selling and administrative	—	1,426,463	(49,486)	—	1,376,977
Depreciation	—	71,517	1,576	—	73,093
Amortization	—	11,121	1,795	—	12,916
Facility consolidations, employee severance and other	—	20,123	—	—	20,123

Operating income	—	646,737	101,969	—	748,706
Other (income) loss	—	(4,763)	376	—	(4,387)
Interest (income) expense, net	(740)	(99,301)	112,505	—	12,464

Income (loss) from continuing operations before taxes and equity in earnings of subsidiaries	740	750,801	(10,912)	—	740,629
Income taxes	259	275,585	(3,227)	—	272,617
Equity in earnings of subsidiaries	467,233	—	—	(467,233)	—

Income (loss) from continuing operations	467,714	475,216	(7,685)	(467,233)	468,012
Loss from discontinued operations	—	298	—	—	298

Net income (loss)	$467,714	$474,918	$(7,685)	$(467,233)	$467,714

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$49,658,018	$354,580	$—	$50,012,598
Bulk deliveries to customer warehouses	—	4,564,687	36	—	4,564,723

Total revenue	—	54,222,705	354,616	—	54,577,321
Cost of goods sold	—	52,265,151	331,986	—	52,597,137

Gross profit	—	1,957,554	22,630	—	1,980,184
Operating expenses:
Distribution, selling and administrative	—	1,308,876	(74,819)	—	1,234,057
Depreciation	—	70,734	213	—	70,947
Amortization	—	10,181	71	—	10,252
Facility consolidations, employee severance and other	—	22,723	—	—	22,723
Impairment charge	—	5,259	—	—	5,259

Operating income	—	539,781	97,165	—	636,946
Other income	—	(990)	—	—	(990)
Interest (income) expense, net	(19,878)	16,599	60,502	—	57,223
Loss on early retirement of debt	111,888	—	—	—	111,888

Income from continuing operations before taxes and equity in earnings of subsidiaries	(92,010)	524,172	36,663	—	468,825
Income taxes	(32,833)	195,658	14,078	—	176,903
Equity in earnings of subsidiaries	323,822	—	—	(323,822)	—

Income from continuing operations before cumulative effect of change in accounting	264,645	328,514	22,585	(323,822)	291,922
Loss from discontinued operations	—	17,105	—	—	17,105
Cumulative effect of change in accounting	—	10,094	78	—	10,172

Net income	$264,645	$301,315	$22,507	$(323,822)	$264,645

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$48,464,915	$347,537	$—	$48,812,452
Bulk deliveries to customer warehouses	—	4,308,305	34	—	4,308,339

Total revenue	—	52,773,220	347,571	—	53,120,791
Cost of goods sold	—	50,637,528	316,833	—	50,954,361

Gross profit	—	2,135,692	30,738	—	2,166,430
Operating expenses:
Distribution, selling and administrative	—	1,278,555	(94,026)	—	1,184,529
Depreciation	—	63,095	369	—	63,464
Amortization	—	9,425	536	—	9,961
Facility consolidations, employee severance and other	—	7,517	—	—	7,517

Operating income	—	777,100	123,859	—	900,959
Other income	—	(6,236)	—	—	(6,236)
Interest (income) expense, net	(39,560)	119,173	33,091	—	112,704
Loss on early retirement of debt	—	23,592	—	—	23,592

Income from continuing operations before taxes and equity in earnings of subsidiaries	39,560	640,571	90,768	—	770,899
Income taxes	15,190	245,980	34,855	—	296,025
Equity in earnings of subsidiaries	444,020	—	—	(444,020)	—

Income from continuing operations	468,390	394,591	55,913	(444,020)	474,874
Loss from discontinued operations	—	6,484	—	—	6,484

Net income	$468,390	$388,107	$55,913	$(444,020)	$468,390

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended September 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$467,714	$474,918	$(7,685)	$(467,233)	$467,714
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(433,988)	437,638	(131,332)	467,233	339,551

Net cash provided by (used in) operating activities	33,726	912,556	(139,017)	—	807,265

Capital expenditures	—	(107,789)	(5,343)	—	(113,132)
Cost of acquired companies, net of cash acquired, and other	—	(99,226)	(196,998)	—	(296,224)
Proceeds from sale-leaseback transactions	—	28,143	—	—	28,143
Proceeds from the sale of property and equipment	—	49,549	90	—	49,639
Proceeds from sale of equity investment and eminent domain settlement	—	7,582	—	—	7,582
Purchases of investment securities available-for-sale	(1,997,022)	—	—	—	(1,997,022)
Proceeds from sale of investment securities available-for-sale	2,278,312	—	—	—	2,278,312

Net cash provided by (used in) investing activities	281,290	(121,741)	(202,251)	—	(42,702)

Net borrowings (payments) under revolving facilities	—	—	134,888	—	134,888
Purchases of common stock	(717,714)	—	—	—	(717,714)
Exercise of stock options, including excess tax benefit	138,043	—	—	—	138,043
Cash dividends on common stock	(20,592)	—	—	—	(20,592)
Deferred financing costs and other	(1,211)	(63)	(1,667)	—	(2,941)
Common stock purchases for employee stock purchase plan	(1,532)	—	—	—	(1,532)
Intercompany investments and advances	546,910	(814,749)	267,839	—	—

Net cash (used in) provided by financing activities	(56,096)	(814,812)	401,060	—	(469,848)

Increase (decrease) in cash and cash equivalents	258,920	(23,997)	59,792	—	294,715
Cash and cash equivalents at beginning of period	866,367	67,438	32,748	—	966,553

Cash and cash equivalents at end of period	$1,125,287	$43,441	$92,540	$—	$1,261,268

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal Year Ended September 30, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$264,645	$301,315	$22,507	$(323,822)	$264,645
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(393,050)	1,445,536	(114,315)	323,822	1,261,993

Net cash (used in) provided by operating activities	(128,405)	1,746,851	(91,808)	—	1,526,638

Capital expenditures	—	(203,028)	(348)	—	(203,376)
Cost of acquired companies, net of cash acquired, and other	—	(4,404)	—	—	(4,404)
Proceeds from sale-leaseback transactions	—	36,696	—	—	36,696
Proceeds from sale of discontinued operations	—	14,560	—	—	14,560
Purchases of investment securities available-for-sale	(697,105)	—	—	—	(697,105)
Proceeds from sale of investment securities available-for-sale	347,975	—	—	—	347,975
Proceeds from sales of property and equipment	—	4,219	—	—	4,219

Net cash used in investing activities	(349,130)	(151,957)	(348)	—	(501,435)

Long-term debt borrowings	895,500	—	—	—	895,500
Long-term debt repayments	(1,180,000)	(2,339)	—	—	(1,182,339)
Purchase of Common Stock	(786,192)	—	—	—	(786,192)
Deferred financing costs and other	(16,685)	(1,334)	(840)	—	(18,859)
Exercise of stock options	174,060	—	—	—	174,060
Cash dividends on Common Stock	(10,598)	—	—	—	(10,598)
Common Stock purchases for employee stock purchase plan	(1,565)	—	—	—	(1,565)
Intercompany financing and advances	1,514,637	(1,605,957)	91,320	—	—

Net cash provided by (used in) financing activities	589,157	(1,609,630)	90,480	—	(929,993)

Increase (decrease) in cash and cash equivalents	111,622	(14,736)	(1,676)	—	95,210
Cash and cash equivalents at beginning of year	754,745	82,174	34,424	—	871,343

Cash and cash equivalents at end of year	$866,367	$67,438	$32,748	$—	$966,553

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended September 30, 2004
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$468,390	$388,107	$55,913	$(444,020)	$468,390
Adjustments to reconcile net income to net cash provided by operating activities.	(438,948)	164,257	187,362	444,020	356,691

Net cash provided by operating activities	29,442	552,364	243,275	—	825,081

Capital expenditures	—	(189,278)	—	—	(189,278)
Cost of acquired companies, net of cash acquired	—	(68,882)	—	—	(68,882)
Proceeds from sale of discontinued operations	—	15,602	—	—	15,602
Proceeds from sales of property and equipment	—	336	—	—	336

Net cash used in investing activities	—	(242,222)	—	—	(242,222)

Long-term debt repayments	(60,000)	(308,425)	—	—	(368,425)
Purchases of Common Stock	(144,756)	—	—	—	(144,756)
Deferred financing costs and other	—	(1,376)	(14)	—	(1,390)
Exercise of stock options	15,151	—	—	—	15,151
Cash dividends on Common Stock	(11,197)	—	—	—	(11,197)
Common stock purchases for employee stock purchase plan	(935)	—	—	—	(935)
Intercompany financing and advances	354,132	(87,490)	(266,642)	—	—

Net cash provided by (used in) financing activities	152,395	(397,291)	(266,656)	—	(511,552)

Increase (decrease) in cash and cash equivalents	181,837	(87,149)	(23,381)	—	71,307
Cash and cash equivalents at beginning of year	572,908	169,323	57,805	—	800,036

Cash and cash equivalents at end of year	$754,745	$82,174	$34,424	$—	$871,343

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 30, 2006 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

AmerisourceBergen’s management assessed the effectiveness of AmerisourceBergen’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that AmerisourceBergen’s internal control over financial reporting was effective as of September 30, 2006. AmerisourceBergen’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment and the effectiveness of AmerisourceBergen’s internal control over financial reporting. This report is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that AmerisourceBergen Corporation and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerisourceBergen Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that AmerisourceBergen Corporation and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 and our report dated December 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

December 8, 2006

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2007 annual meeting of stockholders (the “2007 Proxy Statement”) including information under “Election of Directors,” “Codes of Ethics,” “Audit Matters,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” is incorporated herein by reference. The Company will file the 2007 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information contained in the 2007 Proxy Statement, including information appearing under “Compensation Matters,” and “Stock Performance Graph” in the 2007 Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the 2007 Proxy Statement, including information appearing under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2007 Proxy Statement, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the 2007 Proxy Statement, including information appearing under “Agreements with Employees” and “Certain Transactions” in the 2007 Proxy Statement, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained in the 2007 Proxy Statement, including information appearing under “Audit Matters” in the 2007 Proxy Statement, is incorporated herein by reference.

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

(a) (3) List of Exhibits.*

Exhibit Number	Description
2	Agreement and Plan of Merger dated as of March 16, 2001 by and among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-71942 on Form S-4, dated October 19, 2001).

3.1	Amended and Restated Certificate of Incorporation, as amended, of AmerisourceBergen Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-132017, filed February 23, 2006).

3.2	Amended and Restated Bylaws of AmerisourceBergen Corporation (incorporated by reference to Annex K to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A (Registration No. 333-61440) filed July 5, 2001).

4.1	Rights Agreement, dated as of August 27, 2001, between AmerisourceBergen Corporation and Mellon Investor Service LLC (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A, filed August 29, 2001).

4.2	Grant of Registration Rights by the Registrant to US Bioservices Corporation stockholders, dated December 13, 2002 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-102090, filed December 20, 2002).

Exhibit Number	Description
4.3	Registration Rights Agreement, dated as of May 21, 2003, by and among the Registrant, the stockholders of Anderson Packaging, Inc. and John R. Anderson (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-105743, filed May 30, 2003).

4.4	Purchase Agreement, dated September 8, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, Lehman Brothers Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., Wachovia Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.5	Indenture, dated as of September 14, 2005, among the Registrant, certain of the Registrant’s subsidiaries as guarantors thereto and J.P. Morgan Trust Company, National Association, as trustee, related to the Registrant’s 5 5/8% Senior Notes due 2012 and 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.6	Form of 5 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.7	Form of 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.8	Exchange and Registration Rights Agreement, dated September 14, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, and Lehman Brothers Inc. on behalf of the Initial Purchasers under the Purchase Agreement dated September 8, 2005 (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

‡10.1	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

‡10.2	AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

‡10.3	AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

‡10.4	AmeriSource Health Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix D to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

‡10.5	AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

‡10.6	AmeriSource Health Corporation 1999 Stock Option Plan (incorporated by reference to Appendix B to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

‡10.7	AmeriSource Health Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

Exhibit Number	Description
‡10.8	AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

‡10.9	Bergen Brunswig Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan, as of February 13, 2001 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Bergen Brunswig Corporation for the fiscal quarter ended March 31, 2001).

‡10.10	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan (incorporated by reference to Annex F to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

‡10.11	Bergen Brunswig Corporation 1999 Deferred Compensation Plan (incorporated by reference to Annex G to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

‡10.12	Form of the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-631 on Form S-3 of Bergen Brunswig Corporation and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively).

‡10.13	Amendment No. 1 to the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1996).

‡10.14	Form of Bergen Brunswig Corporation Officers’ Employment Agreement and Schedule (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

‡10.15	Form of Bergen Brunswig Corporation Officers’ Severance Agreement and Schedule (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

‡10.16	Bergen Brunswig Corporation 1999 Non-Employee Directors’ Stock Plan (incorporated by reference to Annex E to Joint Proxy Statement/Prospectus dated March 16, 1999 of Bergen Brunswig Corporation).

‡10.17	Registrant’s 2001 Non-Employee Directors’ Stock Option Plan, as amended and restated November 9, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

‡10.18	Registrant’s 2001 Restricted Stock Plan dated as of September 11, 2001, as amended and restated effective July 30, 2003 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.19	AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated as of November 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-101042, filed November 6, 2002).

‡10.20	AmerisourceBergen Corporation Executive Retirement Plan, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

‡10.21	Registrant’s 2002 Employee Stock Purchase Plan dated as of January 18, 2002 (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated January 22, 2002 for the Annual Meeting of Stockholders held on February 27, 2002).

Exhibit Number	Description
‡10.22	Registrant’s 2002 Management Stock Incentive Plan dated as of April 24, 2002, as amended and restated effective February 9, 2006 (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on February 9, 2006).

‡10.23	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and R. David Yost (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.24	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Kurt J. Hilzinger (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.25	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Michael D. DiCandilo (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.26	Employment Agreement, effective October 1, 2003, between AmerisourceBergen Corporation and Terrance P. Haas (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.27	Letter Agreement dated July 27, 2001 among AmerisourceBergen Corporation, Bergen Brunswig Corporation and Steven H. Collis, amending form of Bergen Brunswig Corporation Officers’ Employment Agreement and Severance Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.28	Employment Agreement, effective February 19, 2004, between AmerisourceBergen Corporation and Steven H. Collis (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

10.29	Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.30	Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.31	Performance Undertaking, dated July 10, 2003, executed by AmerisourceBergen Corporation, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.32	Intercreditor Agreement, dated July 10, 2003, executed by Wachovia Bank, National Association, as administrator under the Receivables Purchase Agreement and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent under the Credit Agreement (incorporated by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.33	First Amendment dated as of December 12, 2003 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

Exhibit Number	Description
10.34	Second Amendment dated as of July 8, 2004 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

10.35	Credit Agreement dated as of December 2, 2004 among the Registrant and JPMorgan Chase Bank, N.A. and various other financial institutions (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.36	Credit Agreement dated as of April 21, 2005 between J.M. Blanco, Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.37	First Amendment dated as of September 29, 2005 to the Credit Agreement dated as of December 2, 2004 among the Registrant and JPMorgan Chase Bank, N.A. and various other financial institutions (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

10.38	Third Amendment dated as of December 2, 2004 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.39	Credit Agreement dated as of October 3, 2005 among Project Snow, Inc. (now AmerisourceBergen Canada Corporation), the Registrant, The Bank of Nova Scotia and various other financial institutions (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.40	Fourth Amendment dated as of October 31, 2005 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.41	Multicurrency Revolving Credit Facility, dated March 1, 2006, among Brecon Holdings Limited, Registrant and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.42	Credit Agreement, dated as of November 14, 2006, among Registrant, JP Morgan Chase Bank, N.A., J. P. Morgan Europe Limited, The Bank of Nova Scotia and the other financial institutions party thereto.

10.43	Fifth Amendment, dated as of November 14, 2006, to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Adminstrator, and various purchase groups, dated as of July 10, 2003.

10.44	Master Transaction Agreement, dated as of October 25, 2006, among Registrant, Pharmerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation.

14	AmerisourceBergen Corporation Code of Ethics for Designated Senior Officers (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

Exhibit Number	Description
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

‡	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

Date: December 8, 2006	By:	/S/ R. DAVID YOST
R. David Yost Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 8, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/S/ R. DAVID YOST R. David Yost	Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL D. DICANDILO Michael D. DiCandilo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ KURT J. HILZINGER Kurt J. Hilzinger	President, Chief Operating Officer and Director

/S/ TIM G. GUTTMAN Tim G. Guttman	Vice President, Corporate Controller

/S/ RICHARD C. GOZON Richard C. Gozon	Director and Chairman

/S/ RODNEY H. BRADY Rodney H. Brady	Director

/S/ CHARLES H. COTROS Charles H. Cotros	Director

/S/ EDWARD E. HAGENLOCKER Edward E. Hagenlocker	Director

/S/ JANE E. HENNEY, M.D. Jane E. Henney, M.D.	Director

/S/ MICHAEL J. LONG Michael J. Long	Director

/S/ HENRY W. MCGEE Henry W. McGee	Director

/S/ J. LAWRENCE WILSON J. Lawrence Wilson	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands) Description	Balance at Beginning of Period	Additions			Deductions- Describe (3)	Balance at End of Period
		Charged to Costs and Expenses (1)	Charged to Other Accounts
Year Ended September 30, 2006
Allowance for doubtful accounts	$140,136	$36,307	$241	(2)	$(45,825)	$130,859

Year Ended September 30, 2005
Allowance for doubtful accounts	$147,564	$33,379	$—		$(40,807)	$140,136

Year Ended September 30, 2004
Allowance for doubtful accounts	$191,744	$(10,279)	$50	(2)	$(33,951)	$147,564

(1)	Represents the provision for doubtful receivables.

(2)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)	Represents accounts written off during year, net of recoveries.

S-1