Form 10-Q
period 2006-12-31
AMERISOURCEBERGEN CORP
filed 2007-02-07
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2007 was 189,463,551.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
	December 31, 2006	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$798,389	$1,261,268
Short-term investment securities available-for-sale	445,653	67,840
Accounts receivable, less allowances for returns and doubtful accounts: $403,796 at December 31, 2006 and $406,624 at September 30, 2006	3,422,833	3,427,139
Merchandise inventories	4,628,473	4,422,055
Prepaid expenses and other	36,533	32,105

Total current assets	9,331,881	9,210,407

Property and equipment, at cost:
Land	35,738	35,993
Buildings and improvements	252,910	251,321
Machinery, equipment and other	557,963	536,621

Total property and equipment	846,611	823,935
Less accumulated depreciation	327,927	314,189

Property and equipment, net	518,684	509,746

Other assets:
Goodwill	2,697,466	2,588,712
Intangibles, deferred charges and other	494,887	475,055

Total other assets	3,192,353	3,063,767

TOTAL ASSETS	$13,042,918	$12,783,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,766,052	$6,499,264
Accrued expenses and other	395,246	403,911
Current portion of long-term debt	1,155	1,560
Accrued income taxes	133,067	74,607
Deferred income taxes	491,802	479,846

Total current liabilities	7,787,322	7,459,188

Long-term debt, net of current portion	1,210,938	1,093,931
Other liabilities	105,387	89,644
Stockholders’ equity:
Common stock, $.01 par value - authorized: 600,000,000 shares; issued and outstanding: 235,736,440 shares and 189,432,448 shares at December 31, 2006, respectively, and 235,392,882 shares and 196,350,532 shares at September 30, 2006, respectively	2,357	2,354
Additional paid-in capital	3,483,670	3,466,944
Retained earnings	2,163,741	2,051,212
Accumulated other comprehensive loss	(16,371)	(15,303)
Treasury stock, at cost: 46,303,992 shares at December 31, 2006 and 39,042,350 shares at September 30, 2006	(1,694,126)	(1,364,050)

Total stockholders’ equity	3,939,271	4,141,157

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,042,918	$12,783,920

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended December 31,
	2006	2005
Operating revenue	$15,696,539	$13,535,854
Bulk deliveries to customer warehouses	1,028,854	1,117,293

Total revenue	16,725,393	14,653,147
Cost of goods sold	16,130,750	14,124,769

Gross profit	594,643	528,378
Operating expenses:
Distribution, selling and administrative	356,961	331,859
Depreciation	17,799	18,558
Amortization	5,001	2,529
Facility consolidations, employee severance and other	6,023	8,827

Operating income	208,859	166,605
Other loss	66	783
Interest expense, net	8,143	6,512

Income from continuing operations before income taxes	200,650	159,310
Income taxes	78,463	61,334

Income from continuing operations	122,187	97,976
Loss from discontinued operations, net of tax (Note 4)	—	709

Net income	$122,187	$97,267

Earnings per share:
Basic:
Continuing operations	$0.64	$0.47
Discontinued operations	—	—

Net income	$0.64	$0.47

Diluted:
Continuing operations	$0.63	$0.47
Discontinued operations	—	—
Rounding	—	(0.01)

Net income	$0.63	$0.46

Weighted average common shares outstanding:
Basic	192,391	208,250
Diluted	194,970	210,349
Cash dividends declared per share of common stock	$0.05	$0.025

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$122,187	$97,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	19,634	20,222
Amortization, including amounts charged to interest expense	7,141	3,472
Provision on accounts receivable	7,939	12,172
Provision for deferred income taxes	17,193	12,714
Share-based compensation	4,888	2,677
Other loss	66	783
Gain on disposal of property and equipment	(278)	(972)
Loss on sales of discontinued operations	—	1,153
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	2,954	18,860
Merchandise inventories	(205,735)	(930,037)
Prepaid expenses and other assets	(2,951)	1,736
Accounts payable, accrued expenses and income taxes	312,821	990,330
Other	2,012	130

NET CASH PROVIDED BY OPERATING ACTIVITIES	287,871	230,507

INVESTING ACTIVITIES
Capital expenditures	(28,135)	(27,913)
Cost of acquired companies, net of cash acquired	(143,543)	(81,119)
Proceeds from sales of property and equipment	1,980	1,868
Proceeds from sale-leaseback transactions	—	28,143
Purchases of investment securities available-for-sale	(1,453,403)	(829,837)
Proceeds from sale of investment securities available-for-sale	1,075,590	469,345

NET CASH USED IN INVESTING ACTIVITIES	(547,511)	(439,513)

FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	121,816	99,739
Deferred financing costs and other	(1,605)	(295)
Purchases of common stock	(325,632)	(88,922)
Exercise of stock options, including excess tax benefits of $1,954 and $4,285 in fiscal 2007 and 2006, respectively	11,841	33,607
Cash dividends on common stock	(9,659)	(5,210)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(203,239)	38,919

DECREASE IN CASH AND CASH EQUIVALENTS	(462,879)	(170,087)
Cash and cash equivalents at beginning of period	1,261,268	966,553

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$798,389	$796,466

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2006 and the results of operations and cash flows for the interim periods ended December 31, 2006 and 2005 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Short-Term Investment Securities

As of December 31, 2006, the Company had $445.7 million of short-term investment securities available-for-sale in the form of commercial paper and tax-exempt variable rate demand notes. As of September 30, 2006, the Company had $67.8 million of short-term investment securities in the form of commercial paper. The Company’s consolidated statement of cash flows for the three months ended December 31, 2005 reflects reclassifications of net purchases of short-term investment securities of $360.5 million as an increase to net cash used in investing activities. Although the underlying maturities of the tax-exempt variable rate demand notes are long-term in nature, the investments are classified as short-term because they are automatically reinvested within a seven-day period unless the Company provides notice of intent to liquidate to the broker. The interest rate payable on these investments resets with each reinvestment. The notes are issued by municipalities and other tax-exempt entities, but are backed by letters of credit from the banking institutions that broker the note placements. All of the Company’s short-term investments are held with major financial institutions. The Company’s short-term investment securities are recorded at cost, which approximates fair market value due to their variable interest rates.

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards Board (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans,” which generally requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also generally requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe the adoption of this statement will have a material impact on its financial position.

Note 2. Acquisitions

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.5 million. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and will operate under PMSI, the Company’s workers’ compensation business within the PharMerica reporting segment. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s PMSI business the ability to provide its customers with a fully integrated Medicare set-aside solution. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The Company is currently working with a third-party appraisal firm to assist management in determining the fair values of the intangible assets acquired.

In October 2006, the Company acquired I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”), for $36.9 million, which included a working capital adjustment of $2.9 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. The addition of IgG supports the Company’s strategy of building its specialty pharmaceutical services to manufacturers. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The Company is currently working with a third-party appraisal firm to assist management in determining the fair values of the intangible assets acquired.

In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company for $12.5 million. AMD provides services, including reimbursement support, third-party logistics and nursing support services, to manufacturers of specialty pharmaceuticals such as injectable and biological therapies. The acquisition of AMD expands the Company’s specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada Corporation. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The Company is currently working with a third-party appraisal firm to assist management in determining the fair values of the intangible assets acquired.

Additionally, during the three months ended December 31, 2006, in connection with its fiscal 2006 acquisition of Brecon Pharmaceuticals Limited (“Brecon”), the Company made a contingent payment in the

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

amount of $7.6 million to the former owners of Brecon. The Company also made payments of $3.0 million in the quarter ended December 31, 2006 related to certain prior period acquisitions.

Pro forma results of operations for the aforementioned acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Note 3. Divestiture of PharMerica Long-Term Care

In October 2006, the Company and Kindred Healthcare, Inc. (“Kindred”) signed a master transaction agreement to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), into a new, independent, publicly traded company. Upon closing of the proposed transaction, the new company will be named PharMerica Corporation and its headquarters will be located in Louisville, Kentucky with a major customer support center in Tampa, Florida. The proposed transaction is intended to be tax-free to the stockholders of both the Company and Kindred. The transaction is currently expected to be completed in the second calendar quarter of 2007. The new company would be the second largest in the institutional pharmacy services market with annual revenues of approximately $1.9 billion and a customer base of approximately 330,000 licensed beds in 41 states. The proposed combination does not include PMSI, the Company’s workers’ compensation business, which is reported in the PharMerica segment.

The transaction would begin with PharMerica Long-Term Care and KPS each borrowing up to $150 million and providing a one-time distribution back to their respective parents. The cash distribution is intended to be all or substantially tax-free to the Company. After the borrowing and distribution, each of the institutional pharmacy businesses would be separately spun off as independent companies, each with 100 percent stock ownership by the stockholders of their respective parents, followed immediately by the independent companies combining in a stock-for-stock exchange, which would result in the Company’s and Kindred’s stockholders each owning 50 percent of the new company. The Company recently received a private letter ruling from the Internal Revenue Service affirming the tax-free nature of the Company’s spin-off of its institutional pharmacy business as well as the tax-free status of the subsequent combination creating the new company. The master transaction agreement provides that at closing of the transaction, the Company will enter into a pharmaceutical distribution agreement with the new company, and Kindred will enter into an agreement to provide information and support services to the new company. The master transaction agreement also provides that at closing, Kindred and the Company will enter into agreements with the new company for the provision of certain transition services for a limited transition period following consummation of the transaction. Consummation of the transaction is subject to a number of conditions, including the effectiveness of a registration statement with respect to the shares of the new company’s common stock, and receipt of financing for the new company and for the one-time cash distributions to the Company and Kindred. There can be no assurance that all conditions to completion of the transaction will be met.

Note 4. Discontinued Operations

In fiscal 2005, the Company sold substantially all of the assets of Bridge Medical, Inc. (“Bridge”) and Rita Ann Distributors (“Rita Ann”), both components of its Pharmaceutical Distribution reportable segment. During the three months ended December 31, 2005, the Company recorded an additional loss of $0.7 million, net of tax, relating to the sales of Bridge and Rita Ann.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2006 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2006	$2,316,800	$271,912	$2,588,712
Goodwill recognized in connection with acquisitions (see Note 2)	36,074	72,680	108,754

Goodwill at December 31, 2006	$2,352,874	$344,592	$2,697,466

Following is a summary of other intangible assets (in thousands):

	December 31, 2006			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles— trade names	$266,488	$—	$266,488	$263,202	$—	$263,202
Finite-lived intangibles:
Customer relationships	111,030	(30,603)	80,427	88,078	(27,225)	60,853
Other	33,287	(17,293)	15,994	26,758	(15,643)	11,115

Total other intangible assets	$410,805	$(47,896)	$362,909	$378,038	$(42,868)	$335,170

Amortization expense for other intangible assets was $5.0 million and $2.5 million in the three months ended December 31, 2006 and 2005, respectively. Amortization expense for other intangible assets is estimated to be $19.7 million in fiscal 2007, $16.3 million in fiscal 2008, $14.5 million in fiscal 2009, $13.7 million in fiscal 2010, $12.8 million in fiscal 2011, and $24.4 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6. Debt

Debt consisted of the following (in thousands):

	December 31, 2006	September 30, 2006
Blanco revolving credit facility at 6.04% and 5.94%, respectively, due 2007	$55,000	$55,000
Receivables securitization facility due 2009	—	—
Multi-currency revolving credit facility at 5.17% due 2011	258,284	—
Canadian revolving credit facility at 5.02% due 2009	—	113,506
UK revolving credit facility at 5.50% due 2009	—	28,085
$400,000, 5 5/8% senior notes due 2012	398,313	398,250
$500,000, 5 7/8% senior notes due 2015	497,747	497,698
Other	2,749	2,952

Total debt	1,212,093	1,095,491
Less current portion	1,155	1,560

Total, net of current portion	$1,210,938	$1,093,931

In November 2006, the Company entered into a new $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Company’s senior revolving credit, UK credit and Canadian credit facilities. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2006). The specified rates are based on the Company’s debt ratings and range from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable. Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (12.5 basis points at December 31, 2006). In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.0 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. These covenants are less restrictive than those under the prior senior revolving credit facility, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

Additionally, in November 2006, the Company amended its receivables securitization facility such that the amount to be made available to the Company was reduced from $700 million to $500 million and the expiration date was extended to November 2009. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee was 35 basis points at December 31, 2006. Additionally, the commitment fee on any unused credit was 12.5 basis points at December 31, 2006.

In April 2006, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2007. The Blanco Credit

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Facility is not classified in the current portion of long-term debt on the accompanying balance sheet at December 31, 2006 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Borrowings under the Blanco Credit Facility previously accrued interest at LIBOR plus 90 basis points. As a result of the amendment, interest on borrowings under the Blanco Credit Facility now accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR at December 31, 2006). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (0.175% at December 31, 2006).

Note 7. Stockholders’ Equity and Earnings Per Share

On November 9, 2006, the Company’s board of directors increased the quarterly dividend by 100% and declared a dividend of $0.05 per share, which was paid on December 4, 2006 to stockholders of record as of the close of business on November 20, 2006. In November 2005, the Company’s board of directors declared a 100% increase in the Company’s quarterly dividend and declared a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005.

In August 2006, the Company’s board of directors authorized the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2006, the Company purchased 7.2 million shares of common stock under this program for a total of $328.5 million. As of December 31, 2006, the Company had $421.7 million of availability remaining under the share repurchase program. In January 2007, the Company purchased 0.8 million shares of common stock under this program for a total of $35.1 million.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. During the three months ended December 31, 2006, the Company purchased 35 thousand shares of common stock for a total of $1.6 million to complete this program.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options and restricted stock.

	Three months ended December 31,
(in thousands)	2006	2005
Income from continuing operations	$122,187	$97,976

Weighted average common shares outstanding—basic	192,391	208,250
Effect of dilutive securities—stock options and restricted stock	2,579	2,099

Weighted average common shares outstanding—diluted	194,970	210,349

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8. Defined Benefit Plans

The Company recorded pension expense of $1.9 million for each of the three months ended December 31, 2006 and 2005. The Company recorded postretirement benefit expense of $0.2 million for each of the three months ended December 31, 2006 and 2005. The Company contributed $1.6 million and $1.2 million to its funded plans during the three months ended December 31, 2006 and 2005, respectively.

Note 9. Share-Based Compensation

The Company has a number of stock option plans, a restricted stock plan and an employee stock purchase plan. These plans and the Company’s valuation and accounting for them, are described in Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

During the three months ended December 31, 2006, the Company recorded $4.9 million of share-based compensation expense, which was comprised of stock option expense of $3.5 million, restricted stock expense of $1.0 million, and employee stock purchase plan expense of $0.4 million. During the three months ended December 31, 2005, the Company recorded $2.7 million of share-based compensation expense, which was comprised of stock option expense of $2.2 million, restricted stock expense of $0.2 million, and employee stock purchase plan expense of $0.3 million.

The following table illustrates the impact of share-based compensation on reported amounts:

(in thousands, except per share data)	Three months ended December 31, 2006		Three months ended December 31, 2005
	As Reported	Impact of Share-Based Compensation Expense	As Reported	Impact of Share-Based Compensation Expense
Operating income	$208,859	$4,888	$166,605	$2,677
Income from continuing operations	122,187	2,977	97,976	1,646
Net income	122,187	2,977	97,267	1,646
Earnings per share:
Basic	$0.64	$0.02	$0.47	$0.01

Diluted	$0.63	$0.02	$0.46	$0.01

Note 10. Facility Consolidations, Employee Severance and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. In fiscal 2006, the Company completed the outsourcing of a significant portion of its information technology activities as part of the integration plan. The plan includes building six new facilities (all of which have been completed and are currently operational) and closing facilities (31 of which have been closed through December 31, 2006). The Company closed two facilities during the three months ended December 31, 2006 and, as a result, now has 26 distribution facilities in the U.S. as of December 31, 2006.

During the three months ended December 31, 2006, the Company incurred costs relating to facility consolidations and employee severance and incurred expenses relating to the planned spin-off of its PharMerica long-term care business (see Note 3 for further information).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance, and other for the three months ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Facility consolidations and employee severance	$1,927	$2,169
Information technology transition costs	481	6,658
Costs relating to the long-term care business transaction	3,615	—

Total facility consolidations, employee severance and other	$6,023	$8,827

As of December 31, 2006, approximately 480 employees had received termination notices as a result of fiscal 2007 and 2006 integration-related initiatives, of which approximately 410 have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2006 to December 31, 2006 related to the integration plan discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2006	$22,233	$9,131	$31,364
Expense recorded during the period	1,242	4,781	6,023
Payments made during the period	(922)	(4,578)	(5,500)

Balance as of December 31, 2006	$22,553	$9,334	$31,887

The employee severance balance set forth in the above table as of December 31, 2006 includes an accrual for the Bergen Brunswig Matter in Note 11 below.

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

Note 12. Antitrust Litigation Settlements

During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the three months ended December 31, 2006 and 2005, the Company recognized gains of $1.9 million and $18.0 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations for the three months ended December 31, 2006 and 2005, respectively.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13. Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica. The Pharmaceutical Distribution reportable segment is comprised of three operating segments: AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group and the AmerisourceBergen Packaging Group. The PharMerica reportable segment includes the operations of the PharMerica long-term care business and PMSI, the Company’s workers’ compensation-related business.

The following tables present reportable segment information for the three months ended December 31 (in thousands):

	Revenue
Three months ended December 31,	2006	2005
Pharmaceutical Distribution	$15,493,123	$13,348,153
PharMerica	435,885	409,258
Intersegment eliminations	(232,469)	(221,557)

Operating revenue	15,696,539	13,535,854
Bulk deliveries to customer warehouses	1,028,854	1,117,293

Total revenue	$16,725,393	$14,653,147

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
Three months ended December 31,	2006	2005
Pharmaceutical Distribution	$194,133	$138,876
PharMerica	18,859	18,507
Facility consolidations, employee severance and other	(6,023)	(8,827)
Gain on antitrust litigation settlements	1,890	18,049

Operating income	208,859	166,605
Other loss	66	783
Interest expense, net	8,143	6,512

Income from continuing operations before income taxes	$200,650	$159,310

Segment operating income is evaluated before other loss; interest expense, net; facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses are allocated to the two reportable segments.

Note 14. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity (b) the foreign operating subsidiaries and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2006 and September 30, 2006 and the related statements of operations and cash flows for the three months ended December 31, 2006 and 2005.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$591,897	$99,934	$106,558	$—	$798,389
Short-term investment securities	445,653	—	—	—	445,653
Accounts receivable, net	3,141	1,179,729	2,239,963	—	3,422,833
Merchandise inventories	—	4,483,049	145,424	—	4,628,473
Prepaid expenses and other	143	33,271	3,119	—	36,533

Total current assets	1,040,834	5,795,983	2,495,064	—	9,331,881
Property and equipment, net	—	494,002	24,682	—	518,684
Goodwill	—	2,586,473	110,993	—	2,697,466
Intangibles, deferred charges and other	16,710	454,085	24,092	—	494,887
Intercompany investments and advances	3,567,095	3,521,763	(1,873,225)	(5,215,633)	—

Total assets	$4,624,639	$12,852,306	$781,606	$(5,215,633)	$13,042,918

Current liabilities:
Accounts payable	$—	$6,606,015	$160,037	$—	$6,766,052
Accrued expenses and other	(210,692)	727,971	11,034	—	528,313
Current portion of long-term debt	—	576	579	—	1,155
Deferred income taxes	—	493,078	(1,276)	—	491,802

Total current liabilities	(210,692)	7,827,640	170,374	—	7,787,322
Long-term debt, net of current portion	896,060	328	314,550	—	1,210,938
Other liabilities	—	96,292	9,095	—	105,387
Stockholders’ equity	3,939,271	4,928,046	287,587	(5,215,633)	3,939,271

Total liabilities and stockholders’ equity	$4,624,639	$12,852,306	$781,606	$(5,215,633)	$13,042,918

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$15,243,126	$453,413	$—	$15,696,539
Bulk deliveries to customer warehouses	—	1,028,850	4	—	1,028,854

Total revenue	—	16,271,976	453,417	—	16,725,393
Cost of goods sold	—	15,698,783	431,967	—	16,130,750

Gross profit	—	573,193	21,450	—	594,643
Operating expenses:
Distribution, selling and administrative	—	368,290	(11,329)	—	356,961
Depreciation	—	17,318	481	—	17,799
Amortization	—	4,296	705	—	5,001
Facility consolidations, employee severance and other	—	6,023	—	—	6,023

Operating income	—	177,266	31,593	—	208,859
Other loss	—	66	—	—	66
Interest expense (income), net	13,294	(38,575)	33,424	—	8,143

(Loss) income before income taxes and equity in earnings of subsidiaries	(13,294)	215,775	(1,831)	—	200,650
Income taxes	(4,653)	83,681	(565)	—	78,463
Equity in earnings of subsidiaries	130,828	—	—	(130,828)	—

Net income (loss)	$122,187	$132,094	$(1,266)	$(130,828)	$122,187

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$13,312,192	$223,662	$—	$13,535,854
Bulk deliveries to customer warehouses	—	1,117,289	4	—	1,117,293

Total revenue	—	14,429,481	223,666	—	14,653,147
Cost of goods sold	—	13,911,783	212,986	—	14,124,769

Gross profit	—	517,698	10,680	—	528,378
Operating expenses:
Distribution, selling and administrative	—	346,085	(14,226)	—	331,859
Depreciation	—	18,016	542	—	18,558
Amortization	—	2,511	18	—	2,529
Facility consolidations, employee severance and other	—	8,827	—	—	8,827

Operating income	—	142,259	24,346	—	166,605
Other loss	—	411	372	—	783
Interest expense (income), net	1,059	(23,260)	28,713	—	6,512

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(1,059)	165,108	(4,739)	—	159,310
Income taxes	(408)	63,567	(1,825)	—	61,334
Equity in earnings of subsidiaries	97,918	—	—	(97,918)	—

Income from continuing operations	97,267	101,541	(2,914)	(97,918)	97,976
Loss from discontinued operations	—	709	—	—	709

Net income (loss)	$97,267	$100,832	$(2,914)	$(97,918)	$97,267

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$122,187	$132,094	$(1,266)	$(130,828)	$122,187
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(117,770)	145,918	6,708	130,828	165,684

Net cash provided by (used in) operating activities	4,417	278,012	5,442	—	287,871

Capital expenditures	—	(27,131)	(1,004)	—	(28,135)
Cost of acquired companies, net of cash acquired	—	(131,030)	(12,513)	—	(143,543)
Proceeds from the sale of property and equipment	—	1,978	2	—	1,980
Purchases of investment securities available-for-sale	(1,453,403)	—	—	—	(1,453,403)
Proceeds from sale of investment securities available-for-sale	1,075,590	—	—	—	1,075,590

Net cash used in investing activities	(377,813)	(156,183)	(13,515)	—	(547,511)

Net borrowings under revolving credit facilities	—	—	121,816	—	121,816
Deferred financing costs and other	(1,027)	(453)	(125)	—	(1,605)
Purchases of common stock	(325,632)	—	—	—	(325,632)
Exercise of stock options, including excess tax benefit	11,841	—	—	—	11,841
Cash dividends on common stock	(9,659)	—	—	—	(9,659)
Intercompany financing and advances	164,483	(64,883)	(99,600)	—	—

Net cash (used in) provided by financing activities	(159,994)	(65,336)	22,091	—	(203,239)

(Decrease) increase in cash and cash equivalents	(533,390)	56,493	14,018	—	(462,879)
Cash and cash equivalents at beginning of period	1,125,287	43,441	92,540	—	1,261,268

Cash and cash equivalents at end of period	$591,897	$99,934	$106,558	$—	$798,389

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended December 31, 2005
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$97,267	$100,832	$(2,914)	$(97,918)	$97,267
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(87,238)	139,051	(16,491)	97,918	133,240

Net cash provided by (used in) operating activities	10,029	239,883	(19,405)	—	230,507

Capital expenditures	—	(27,913)	—	—	(27,913)
Cost of acquired companies, net of cash acquired	—	—	(81,119)	—	(81,119)
Proceeds from sale-leaseback transactions	—	28,143	—	—	28,143
Proceeds from sales of property and equipment	—	1,868	—	—	1,868
Purchases of investment securities available- for-sale	(829,837)	—	—	—	(829,837)
Proceeds from sale of investment securities available-for-sale	469,345	—	—	—	469,345

Net cash (used in) provided by investing activities	(360,492)	2,098	(81,119)	—	(439,513)

Net borrowings under revolving credit facility	—	—	99,739	—	99,739
Deferred financing costs and other	927	(1,198)	(24)	—	(295)
Purchases of common stock	(88,922)	—	—	—	(88,922)
Exercise of stock options, including excess tax benefit	33,607	—	—	—	33,607
Cash dividends on common stock	(5,210)	—	—	—	(5,210)
Intercompany financing and advances	196,032	(208,756)	12,724	—	—

Net cash provided by (used in) financing activities	136,434	(209,954)	112,439	—	38,919

(Decrease) increase in cash and cash equivalents	(214,029)	32,027	11,915	—	(170,087)
Cash and cash equivalents at beginning of year	866,367	67,438	32,748	—	966,553

Cash and cash equivalents at end of year	$652,338	$99,465	$44,663	$—	$796,466

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in AmerisourceBergen Corporation’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Acquisitions

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.5 million. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and will operate under PMSI, the Company’s workers’ compensation business within the PharMerica reporting segment. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s workers’ compensation business the ability to provide its customers with a fully integrated Medicare set-aside solution.

In October 2006, the Company acquired I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”), for $36.9 million. The addition of IgG supports the Company’s strategy of building its specialty pharmaceutical services to manufacturers.

In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company that provides services, including reimbursement support, third-party logistics and nursing support services to manufacturers of specialty pharmaceuticals, such as injectable and biological therapies, for $12.5 million. The acquisition of AMD expands our specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada Corporation.

Divestitures

In October 2006, the Company and Kindred Healthcare, Inc. (“Kindred”) signed a master transaction agreement to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), into a new, independent, publicly traded company. Upon closing of the proposed transaction, the new company will be named PharMerica Corporation and its headquarters will be located in Louisville, Kentucky with a major customer support center in Tampa, Florida. The proposed transaction is intended to be tax-free to the stockholders of both the Company and Kindred. The transaction is currently expected to be completed in the second calendar quarter of 2007. The new company would be the second largest in the institutional pharmacy services market with annual revenues of approximately $1.9 billion and a customer base of approximately 330,000 licensed beds in 41 states. The proposed combination does not include PMSI, the Company’s workers’ compensation services business, which is reported in the PharMerica segment.

The transaction would begin with PharMerica Long-Term Care and KPS each borrowing up to $150 million and providing a one-time distribution back to their respective parents. The cash distribution is intended to be all or substantially tax-free to the Company. After the borrowing and distribution, each of the institutional pharmacy businesses would be separately spun off as independent companies, each with 100 percent stock ownership by the stockholders of their respective parents, followed immediately by the independent companies combining in a stock-for-stock exchange which would result in the Company’s and Kindred’s stockholders each owning 50 percent of the new company. The Company recently received a private letter ruling from the Internal Revenue Service affirming the tax-free nature of the Company’s spin-off of its institutional pharmacy business as well as the tax-free status of the subsequent combination creating the new company. The master transaction agreement provides that at closing of the transaction, the Company will enter into a pharmaceutical distribution agreement with the new company, and Kindred will enter into an agreement to provide information and support services to the new company. The master transaction agreement also provides that at closing, Kindred and the Company will enter into agreements with the new company for the provision of certain transition services for a limited transition period following consummation of the transaction. Consummation of the transaction is subject to a number of conditions, including the effectiveness of a registration statement with respect to the shares of the new company’s common stock, and receipt of financing for the new company and for the one-time cash distributions to the Company and Kindred. There can be no assurance that all conditions to completion of the transaction will be met.

The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and PharMerica.

Pharmaceutical Distribution

The Pharmaceutical Distribution reportable segment is comprised of three operating segments: AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group (“ABPG”). Servicing both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes.

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, clinics, alternate site facilities and other customers. In an effort to protect the safety of the supply channel, we purchase all pharmaceuticals only from manufacturers. ABDC also provides pharmacy management and consulting services and scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets and supply management software to a variety of retail and institutional healthcare providers.

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

ABSG, through a number of individual operating businesses, provides distribution and other services to physicians and alternate care providers who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, other injectables, plasma and other blood products. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization, third party logistics, group purchasing, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education.

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

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”) and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers.

PharMerica

The PharMerica segment includes the operations of the PharMerica long-term care business (“Long-Term Care”) and PMSI, the Company’s workers’ compensation business.

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) significantly expanded Medicare coverage for outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries became eligible to enroll in prescription drug plans that are offered by private entities and became eligible for varying levels of coverage for outpatient prescription drugs. Additionally, Medicaid drug coverage was affected by the new Medicare Part D drug benefit that was implemented in 2006, since Medicare Part D, not Medicaid, covers most outpatient drug expenses for beneficiaries who qualify for both Medicare and Medicaid coverage (so-called “dual eligibles”), including dual eligibles residing in nursing homes. The Medicare Part D program has had the effect of lengthening the period of time for Long-Term Care to receive payment for the prescription drugs that it dispenses.

The Deficit Reduction Act of 2005 (“DRA”) includes provisions that contemplate the use of average manufacturer price (“AMP”) as the reimbursement benchmark under Medicaid for generic pharmaceuticals starting in calendar year 2007. In addition, on December 22, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule to establish a new calculation for generic drugs that is based on 250 percent of the lowest AMP. The DRA requires CMS to issue regulations on the AMP calculation methodology by July 1, 2007. Moreover, on February 5, 2007, President Bush issued the proposed fiscal year 2008 budget which would, among other things, further reduce the federal upper limit reimbursement for generic drugs to 150 percent of the AMP of the lowest priced drug in the group, and allow states to use private sector formulary management techniques to leverage greater discounts through negotiations with drug manufacturers. We expect the use of an AMP benchmark to result in a reduction in the Medicaid pharmacy reimbursement rates for certain generic pharmaceuticals, which could adversely affect the profitability of the Long-Term Care business. There can be no assurance that the changes under the DRA or future legislation will not have an adverse impact on the Long-Term Care business.

As previously discussed, the Company and Kindred signed a master transaction agreement to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and KPS, into a new, independent, publicly traded company (see page 22 for further details).

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

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended December 31,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$15,493,123	$13,348,153	16%
PharMerica	435,885	409,258	7
Intersegment eliminations	(232,469)	(221,557)	5

Total	$15,696,539	$13,535,854	16%

	Operating Income Three Months Ended December 31,
(dollars in thousands)	2006	2005	Change
Pharmaceutical Distribution	$194,133	$138,876	40%
PharMerica	18,859	18,507	2
Facility consolidations, employee severance and other	(6,023)	(8,827)	(32)
Gain on antitrust litigation settlements	1,890	18,049	(90)

Total	$208,859	$166,605	25%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.03%	2.97%
Operating expenses	1.78%	1.93%
Operating income	1.25%	1.04%
PharMerica
Gross profit	28.17%	27.80%
Operating expenses	23.85%	23.27%
Operating income	4.33%	4.52%
AmerisourceBergen Corporation
Gross profit	3.79%	3.90%
Operating expenses	2.46%	2.67%
Operating income	1.33%	1.23%

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended December 31, 2006 increased 16% to $15.7 billion from $13.5 billion in the prior-year quarter. This increase was primarily due to the increase in operating revenue in our ABDC and ABSG operating segments, both of which are included in the Pharmaceutical Distribution segment. Additionally, our acquisitions, primarily AmerisourceBergen Canada Corporation (“ABCC”) contributed nearly 1 1/2% of the operating revenue growth in the quarter ended December 31, 2006.

Bulk deliveries for the quarter ended December 31, 2006 decreased 8% to $1.0 billion from $1.1 billion in the prior-year quarter. Revenue relating to bulk deliveries fluctuates primarily due to changes in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $594.6 million in the quarter ended December 31, 2006 increased 13% from $528.4 million in the prior-year quarter. The increase in gross profit was due to the increase in Pharmaceutical Distribution operating revenue, an increase in compensation under its fee-for-service agreements, and the growth of its generic programs. During the quarters ended December 31, 2006 and 2005, the Company recognized gains of $1.9 million and $18.0 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as reductions of cost of goods sold and contributed 0.3% and 3.4% of gross profit for the quarters ended December 31, 2006 and 2005, respectively. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2006 was 3.79%, as compared to the prior-year percentage of 3.90%, an 11 basis point reduction, which was primarily due to the reduction in antitrust litigation settlements.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $379.8 million in the quarter ended December 31, 2006 increased 8% compared to $352.9 million in the prior-year quarter primarily due to an increase in operating revenue and operating costs of our recently-acquired companies. As a percentage of operating revenue, DSAD&A in the quarter ended December 31, 2006 was 2.42% compared to 2.61% in the prior-year quarter. The decrease in the DSAD&A percentage was due to the economies of scale realized as a result of the increase in Pharmaceutical Distribution operating revenue and productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program and was partially offset by the operating costs of our recent acquisitions and an increase in benefit costs relating to a discretionary 401(k) contribution in the amount of $4.7 million.

In 2001, we developed an integration plan to consolidate the ABDC distribution network and eliminate duplicative administrative functions. In fiscal 2006, we completed the outsourcing of a significant portion of our information technology activities as part of the integration plan. The plan includes building six new facilities (all of which have been completed and are currently operational) and closing facilities (31 of which have been closed through December 31, 2006). We closed two facilities during the quarter ended December 31, 2006 and, as a result, now have 26 distribution facilities in the U.S. as of December 31, 2006.

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance, and other for the quarters ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Facility consolidations and employee severance	$1,927	$2,169
Information technology transition costs	481	6,658
Costs relating to the long-term care business transaction	3,615	—

Total facility consolidations, employee severance and other	$6,023	$8,827

As of December 31, 2006, approximately 480 employees had been given termination notices as a result of fiscal 2007 and 2006 integration-related initiatives, of which approximately 410 have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

We paid a total of $5.5 million and $4.8 million for employee severance, lease cancellation and other costs in the quarter ended December 31, 2006 and 2005, respectively, related to the aforementioned integration plan.

Remaining unpaid amounts of $31.9 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying consolidated balance sheet at December 31, 2006. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while others may receive a lump-sum payment.

Operating income of $208.9 million for the quarter ended December 31, 2006 increased 25% from $166.6 million in the prior-year quarter. The increase in operating income was due to the increase in gross profit in the Pharmaceutical Distribution segment. The Company’s operating income as a percentage of operating revenue was 1.33% in the quarter ended December 31, 2006 in comparison to 1.23% in the prior-year quarter. The increase in operating income as a percentage of operating revenue was due to the increase in gross profit and an improvement in the operating expense margin within the Pharmaceutical Distribution segment. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements, decreased operating income by $4.1 million in the quarter ended December 31, 2006 and lowered operating income as a percentage of operating revenue by 3 basis points. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, increased operating income by $9.2 million in the quarter ended December 31, 2005 and contributed 7 basis points to operating income as a percentage of operating revenue.

Interest expense, net, increased 25% in the quarter ended December 31, 2006 to $8.1 million from $6.5 million in the prior-year quarter. Interest expense and interest income and their respective weighted-average interest rates for the quarters ended December 31, 2006 and 2005 were as follows (amounts in thousands):

	2006		2005
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$19,600	5.69%	$15,835	5.61%
Interest income	(11,457)	4.25%	(9,323)	2.60%

Interest expense, net	$8,143		$6,512

Interest expense increased by $3.8 million from the prior year quarter primarily as a result of an increase in average borrowings to $1.1 billion in the quarter ended December 31, 2006 from $1.0 billion in the prior year quarter and during the quarter ended December 31, 2006, the Company wrote off unamortized deferred financing costs relating to its prior-existing credit facilities in the amount of $1.0 million. Although the Company’s average invested cash and short-term investments declined to $1.0 billion in the quarter ended December 31, 2006 from $1.3 billion in the prior year quarter, interest income increased by $2.1 million due to the increase in market interest rates from the prior year quarter and due to changes in mix between tax-free and taxable investments. The Company’s net interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates and strategic decisions made by the Company to deploy its invested cash and short-term investments.

Income tax expense of $78.5 million in the quarter ended December 31, 2006, reflects an effective tax rate of 39.1% and represents a slight increase from 38.5% in the prior-year quarter. This increase was primarily driven by expenses incurred relating to the planned spin-off of the PharMerica Long-Term Care business, which are generally non-deductible for tax purposes. The Company expects to have an effective income tax rate between 37% and 38% in future periods.

Income from continuing operations of $122.2 million for the quarter ended December 31, 2006 increased 25% from $98.0 million in the prior-year quarter. Diluted earnings per share from continuing operations of $0.63 in the quarter ended December 31, 2006 reflects an increase of 34% from $0.47 per share in the prior-year quarter. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements, decreased income from continuing operations by $5.0 million and decreased diluted earnings per share from continuing operations by $0.02 for the quarter ended December 31, 2006. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, increased income from continuing operations by $5.7 million and increased diluted earnings per share from continuing operations by $0.03 for the quarter ended December 31, 2005.

Loss from discontinued operations of $0.7 million, net of tax, for the quarter ended December 31, 2005, relates to certain adjustments made by the Company in connection with the December 2004 sale of Rita Ann Distributors as well as the sale of substantially all of the assets of Bridge Medical, Inc. in July 2005.

Net income of $122.2 million for the quarter ended December 31, 2006 increased 26% from $97.3 million in the prior-year quarter. Diluted earnings per share of $0.63 for the quarter ended December 31, 2006, reflects an increase of 37% from $0.46 per share in the prior-year quarter. The increase in diluted earnings per share was larger than the increase in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources), net of the impact of stock option exercises.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $15.5 billion for the quarter ended December 31, 2006 increased 16% from $13.3 billion in the prior-year quarter. Our operating revenue growth rate was higher than the market growth rate and was driven by ABDC, which grew its operating revenue by 11%, and the strong 40% operating revenue growth of ABSG, principally in its distribution businesses. As previously mentioned, our acquisitions, primarily ABCC, contributed nearly 1 1/2% of the operating revenue growth in the quarter ended December 31, 2006. During the quarter ended December 31, 2006, 60% of operating revenue was from sales to institutional customers and 40% was from retail customers; this compares to a customer mix in the prior-year quarter of 59% institutional and 41% retail. In comparison with the prior-year results, sales to institutional customers increased 18% in the quarter primarily due to the strong growth of the specialty pharmaceutical distribution business. Sales to retail customers increased by 13% and were primarily driven by the growth of our retail chain customers within ABDC and the incremental contribution of ABCC.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 4% and 5% in 2007 and between 5% and 8% over the next five years. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market.

The Company’s Specialty Group has been growing at rates in excess of the overall pharmaceutical market growth. The Specialty Group’s operating revenue grew 40% to $3.1 billion for the quarter ended December 31, 2006 from $2.2 billion in the prior-year quarter. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. During the quarter ended December 31, 2006, the oncology business benefited from a semi-exclusive distribution agreement that it signed with a large biotechnology manufacturer during the second half of fiscal 2006 and the Specialty Group’s Besse Medical business experienced strong growth in the first quarter of fiscal 2007 arising from the distribution of new and existing physician-administered ophthalmology products, the largest of which were introduced in the second half of fiscal 2006. The Specialty Group also distributes vaccines, plasma and other blood products. The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since the Specialty Group provides a number of services to or through physicians, this could result in slower or reduced growth in revenues for the Specialty Group.

The Company expects that the 16% operating revenue growth rate it experienced in the quarter ended December 31, 2006 will moderate to a range of 9% to 11% for the fiscal year ending September 30, 2007. The ABDC operating revenue growth rate is expected to moderate to market growth levels as a result of the Company’s decision not to renew a contract, effective February 2007, with a large, low-margin customer that contributed approximately $1.0 billion of operating revenue for ABDC in fiscal 2006 and since it will anniversary its prior-year Canadian acquisitions during fiscal 2007. The ABSG growth rate, which was 40% in the first quarter of fiscal 2007, is expected to be in the mid 20% range for the fiscal year ending September 30, 2007 as it will anniversary both the semi-exclusive distribution agreement that it signed with the large biotechnology manufacturer and the introduction of certain ophthalmology products, both of which occurred in the second half of fiscal 2006. Future operating revenue growth will continue to be affected by competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

Pharmaceutical Distribution gross profit of $469.9 million in the quarter ended December 31, 2006 increased 19% from $396.6 million in the prior-year quarter. The increase in gross profit was primarily due to an increase in operating revenue, an increase in compensation under our fee-for-service agreements, some of which were still being finalized in the December 2005 quarter, and the growth of our generic programs. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2006 was 3.03%, as compared to 2.97% in the prior-year quarter, a 6 basis point improvement. This improvement was largely driven by an increase in ABDC’s gross margin, including ABCC, and was offset in part by a decline in ABSG’s gross margin due to a change in its customer mix.

The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $275.8 million in the quarter ended December 31, 2006 increased 7% from $257.7 million in the prior-year quarter. As a percentage of operating revenue, operating expenses in the quarter ended December 31, 2006 were 1.78%, as compared to 1.93% in the prior year quarter. The operating expense percentage declined primarily due to economies of scale realized as a result of the increase in ABDC’s and the Specialty Group’s operating revenue and productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program, and was partially offset by the operating costs of our recent acquisitions.

Pharmaceutical Distribution operating income of $194.1 million in the quarter ended December 31, 2006 increased 40% from $138.9 million in the prior-year quarter primarily due to the increase in gross profit. As a percentage of operating revenue, operating income in the quarter ended December 31, 2006 was 1.25%, as compared to 1.04% in the prior-year quarter. The increase over the prior-year percentage was due to the improvements in the gross profit and operating expense margins.

PharMerica Segment Results

PharMerica operating revenue of $435.9 million for the quarter ended December 31, 2006 increased 7% from $409.3 million in the prior-year quarter. PharMerica’s increase in operating revenue was due to increases in both the Long-Term Care and PMSI businesses. Long-Term Care’s operating revenue of $318.0 million for the quarter ended December 31, 2006 increased 7% from $297.1 million in the prior-year quarter. This increase was primarily driven by drug price inflation, higher patient acuity, and an increase in the number of beds served. PMSI’s operating revenue of $117.9 million for the quarter ended December 31, 2006 increased 5% from $112.2 million in the prior-year quarter. This increase was primarily driven by the acquisition of PMSI MSA Services. The future operating revenue growth rate in the segment will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented pursuant to the MMA, including Medicare Part D, and the DRA) and the pharmaceutical inflation rate.

PharMerica gross profit of $122.8 million for the quarter ended December 31, 2006 increased 8% from $113.8 million in the prior-year quarter. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2006 was 28.17%, compared to 27.80% in the prior-year quarter. Long-Term Care gross profit of $94.2 million for the quarter ended December 31, 2006 increased by 9% from $86.3 million in the prior-year quarter and was primarily driven by the increase in operating revenue. PMSI gross profit of $28.6 million for the quarter ended December 31, 2006 increased by 4% from $27.4 million in the prior-year quarter and was primarily driven by the addition of PMSI MSA Services offset by a decline in gross profit margins resulting primarily from competitive pressures. Future gross profit will likely be impacted by industry competitive pressures and continued downward pressure on rates of reimbursement for services provided by both the Long-Term Care and PMSI businesses.

PharMerica operating expenses of $103.9 million for the quarter ended December 31, 2006 increased 9% from $95.2 million in the prior-year quarter. As a percentage of operating revenue, operating expenses increased to 23.85% in the quarter ended December 31, 2006 from 23.27% in the prior-year quarter. Long-Term Care’s operating expenses of $85.1 million for the quarter ended December 31, 2006 increased by 6% from $80.4 million in the prior-year quarter primarily due to operating revenue growth. PMSI operating expenses of $18.8 million for the quarter ended December 31, 2006 increased 27% from $14.9 million in the prior-year quarter primarily due to the additional operating and integration costs associated with the acquisition of PMSI MSA Services and additional costs incurred by PMSI relating to investments in its information technology infrastructure.

PharMerica operating income of $18.9 million for the quarter ended December 31, 2006 increased 2% from $18.5 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended December 31, 2006 was 4.33%, as compared to 4.52% in the prior-year quarter. This percentage decrease was due to the aforementioned increase in the operating expense ratio. Long-Term Care operating income of $9.1 million for the quarter ended December 31, 2006 increased 53% from $5.9 million in the prior-year quarter primarily due to the increase in gross profit in excess of the increase in operating expenses. PMSI operating income of $9.8 million for the quarter ended December 31, 2006 decreased 22% from $12.6 million in the prior-year quarter primarily due to the increase in its operating expenses, as discussed above. We believe that the operating margins of Long-Term Care and PMSI will continue to be impacted by industry competitive pressure and changes in the regulatory environment.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at December 31, 2006, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,313	$—
$500,000, 5 7/8% senior notes due 2015	497,747	—
Other	2,749	—

Total fixed-rate debt	898,809	—

Variable-Rate Debt:
Blanco revolving credit facility due 2007	55,000	—
Multi-currency revolving credit facility due 2011	258,284	481,204
Receivables securitization facility due 2009	—	500,000
Other	—	3,918

Total variable-rate debt	313,284	985,122

Total debt, including current portion	$1,212,093	$985,122

The Company’s $1.3 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

In November 2006, the Company entered into a new $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Company’s senior revolving credit, UK credit and Canadian credit facilities. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2006). The specified rates are based on the Company’s debt ratings and range from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable. Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company will pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (12.5 basis points at December 31, 2006). In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.0 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. These covenants are less restrictive than those under the prior senior revolving credit facility, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

Additionally, in November 2006, the Company amended its receivables securitization facility such that the amount to be made available to the Company was reduced from $700 million to $500 million and the expiration date was extended to November 2009. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee was 35 basis points at December 31, 2006. Additionally, the commitment fee on any unused credit was 12.5 basis points as of December 31, 2006.

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

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, finance acquisitions and fund capital expenditures and routine growth and expansion through new business opportunities. The Company has been and continues to actively evaluate its alternatives to deploy its capital. During the quarter ended December 31, 2006, the Company spent $143.5 million on strategic acquisitions (see further details on page 33) and used $325.6 million to acquire its common stock. The Company continues to expect to pursue strategic acquisitions. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At December 31, 2006, the Company had $313.3 million of variable-rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at December 31, 2006. The Company had $1.2 billion in cash and cash equivalents and short-term investment securities available-for-sale at December 31, 2006. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents and short-term investment securities available-for-sale would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

The multinational operations of the Company are exposed to foreign currency and exchange rate risk. From time to time, the Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. During the quarter ended December 31, 2006, the Company’s largest exposures to foreign exchange rates existed primarily with the Canadian Dollar. At December 31, 2006, the Company had no foreign currency derivative contracts outstanding. The Company uses derivative instruments to hedge its foreign currency exposures and not for speculative or trading purposes.

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,638,603	$113,351	$114,466	$370,786	$1,040,000
Operating leases	305,716	72,656	108,822	61,699	62,539
Other commitments	1,202,399	185,245	287,976	241,361	487,817

Total	$3,146,718	$371,252	$511,264	$673,846	$1,590,356

The $55 million Blanco revolving credit facility, which expires in April 2007, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2006 because the Company has the ability and intent to refinance it on a long-term basis.

The Company has commitments to purchase product from influenza vaccine manufacturers through March 31, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $992.5 million as of December 31, 2006. These influenza vaccine commitments are included in “Other commitments” in the above table.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $156.1 million and is included in “Other commitments” in the above table.

During the quarter ended December 31, 2006, the Company’s operating activities provided $287.9 million of cash as compared to $230.5 million in the prior-year quarter. Cash provided by operations during the quarter ended December 31, 2006 was principally the result of net income of $122.2 million, non-cash items of $56.6 million, and an increase in accounts payable, accrued expenses and income taxes of $312.8 million, offset in part by an increase in merchandise inventories of $205.7 million. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in sales and days payable outstanding. The increase in days payable outstanding was due to the favorable timing of payments to our suppliers and due to the strong growth of ABSG, which has a higher days payable outstanding ratio than ABDC because certain of its businesses have more favorable payment terms with their suppliers. Merchandise inventories increased primarily due to the strong growth in operating revenue, offset in part by a reduction in inventory days on hand due to the continued benefits of fee-for-service agreements and the strong growth of the Specialty business, which has lower inventory days on hand requirements. Operating cash uses during the quarter ended December 31, 2006 included $3.5 million in interest payments and $1.2 million of income tax payments, net of refunds. The Company continues to expect cash flow from operations in fiscal 2007 to be between $525 million and $625 million.

During the quarter ended December 31, 2005, the Company’s operating activities provided $230.5 million of cash as compared to $122.7 million in the prior-year quarter. Cash provided by operations during the quarter ended December 31, 2005 was principally the result of net income of $97.3 million, non-cash items of $52.2 million, and an increase in accounts payable, accrued expenses and income taxes of $990.3 million, offset by an increase in merchandise inventories of $930.0 million. A significant increase in merchandise inventories and accounts payable occurred prior to December 31, 2005 due to seasonal demand and higher than expected manufacturer fulfillment rates during the holiday season, thereby growing our merchandise inventories to nearly $5.0 billion at December 31, 2005. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 11.3 times in the quarter ended December 31, 2005 from 8.8 times in the prior-year quarter. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other agreements, and a reduction in the number of distribution facilities. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 15.9 days in the quarter ended December 31, 2005 from 15.1 days in the prior-year quarter. Approximately one-half of this increase was driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Average days sales outstanding for the PharMerica segment were 42.1 days in the quarter ended December 31, 2005 compared to 38.3 days in the prior-year quarter. Operating cash uses during the quarter ended December 31, 2005 included $1.0 million in interest payments and $1.3 million of income tax payments, net of refunds.

Capital expenditures for the quarter ended December 31, 2006 were $28.1 million and related principally to improving our information technology infrastructure, investments in warehouse expansions primarily at ABSG and equipment investments made primarily by ABPG. The Company estimates that it will spend approximately $100 million to $125 million for capital expenditures during fiscal 2007.

Capital expenditures for the quarter ended December 31, 2005 were $27.9 million and related principally to the construction of one of the new distribution facilities, information technology and warehouse automation.

In October 2006, the Company acquired Health Advocates, a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.5 million.

Health Advocates was renamed PMSI MSA Services, Inc. and operates under PMSI, the Company’s workers’ compensation business. In October 2006, the Company acquired IgG, a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”), for $36.9 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. In November 2006, the Company acquired AMD, a Canadian company that provides services including reimbursement support, and nursing support services, for $12.5 million. Additionally, during the quarter ended December 31, 2006, in connection with its fiscal 2006 acquisition of Brecon, a United Kingdom-based company, the Company made a contingent payment in the amount of $7.6 million to the former owners of Brecon. The Company also made payments of $3.0 million in the quarter ended December 31, 2006 related to certain prior period acquisitions.

During the quarter ended December 31, 2005, the Company acquired Trent, a Canadian pharmaceutical distributor for a purchase price of $81.1 million. In connection with the acquisition of Trent, the Company had entered into a Canadian credit facility with a syndicate of lenders and borrowed approximately C$92 million against that facility to complete the transaction. As noted below, the Canadian credit facility was replaced with a Multi-Currency Revolving Credit Facility during the quarter ended December 31, 2006.

Net cash used in investing activities in the quarter ended December 31, 2006 included purchases of short-term investment securities of $1.5 billion and proceeds from the sale of short-term investment securities of $1.1 billion. These short-term investment securities primarily consisted of commercial paper and tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income.

Net cash used in investing activities in the quarter ended December 31, 2005 included purchases of short-term investment securities of $829.8 million and proceeds from the sale of short-term investment securities of $469.3 million. Net cash used in investing activities in the quarter ended December 31, 2005 also included $28.1 million from two sale-leaseback transactions entered into by the Company with a financial institution.

As previously discussed on page 31, during the quarter ended December 31, 2006, the Company entered into a new Multi-Currency Revolving Credit Facility, which replaced the senior revolving credit, UK credit and Canadian credit facilities. Net borrowings under the Multi-Currency Revolving Credit Facility during the quarter ended December 31, 2006 were $121.8 million and were used primarily to fund Canadian acquisition costs, to fund approximately one-half of the Brecon contingent payment, and for ABCC working capital requirements.

During the quarter ended December 31, 2006, the Company purchased 7.2 million shares of its common stock for a total of $325.6 million. As of December 31, 2006, the Company had $421.7 million of availability remaining under its outstanding share repurchase program. During January 2007, the Company made cash settlement payments totaling $70.6 million in connection with the purchase of 1.6 million shares of common stock under this program. During the quarter ended December 31, 2005, the Company purchased 2.3 million shares of its common stock for a total of $88.9 million.

On November 9, 2006, the Company’s board of directors increased the quarterly dividend by 100% and declared a dividend of $0.05 per share, which was paid on December 4, 2006 to stockholders of record as of the close of business on November 20, 2006. The Company anticipates that it will continue to pay quarterly dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plan to consolidate its distribution network. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: competitive pressures; the loss of one or more key customer or supplier relationships; customer defaults or insolvencies; changes in customer mix; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes (including increased government regulation of the pharmaceutical supply channel); changes in U.S. government policies (including reimbursement changes arising from federal legislation, including the Medicare Modernization Act and the Deficit Reduction Act of 2005); price inflation in branded pharmaceuticals and price deflation in generics; declines in the amounts of market share rebates offered by pharmaceutical manufacturers to the PharMerica Long-Term Care business, declines in the amounts of rebates that the PharMerica Long-Term Care business can retain, and/or the inability of the business to offset the rebate reductions that have already occurred or any rebate reductions that may occur in the future; any disruption to or other adverse effects upon the PharMerica Long-Term Care business caused by the announcement of the Company’s agreement to combine the PharMerica Long-Term Care business with the institutional pharmacy business of Kindred Healthcare, Inc. into a new public company that will be owned 50% by the Company’s shareholders (the “PharMerica LTC Transaction”); the inability of the Company to successfully complete the PharMerica LTC Transaction; fluctuations in market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar – Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; changes in tax legislation or adverse resolution of challenges to our tax positions; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act of 1934.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See discussion under “Liquidity and Capital Resources” in Item 2 on page 32.

ITEM 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2006 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

During the fiscal quarter ended September 30, 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The outsourced services primarily include management of applications and hardware as well as systems design and development. The Company retains responsibility and authority for application selection, hardware selection, technology strategy and standards for technology use. Management has implemented, and has overseen the implementation by IBM Global Services of, controls over the outsourced activities that management believes were adequate to ensure that the outsourcing did not materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2006.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 11 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2006 included a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K:

Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability.

The healthcare industry is highly regulated at the federal and state level. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or have proposed laws and regulations, including laws and regulations obligating pharmaceutical distributors to provide prescription drug pedigrees, that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. In order to comply with the Florida requirements, we implemented an e-pedigree system at our distribution center in Florida that required significant capital outlays. Other states are considering laws and regulations that would require us to implement pedigree capabilities in those other states similar to the pedigree capabilities implemented for Florida. Effective January 1, 2009, California will require the implementation of costly track and trace chain of custody technologies, such as radio frequency identification (RFID) technologies. At the federal level, the FDA issued final regulations pursuant to the Pharmaceutical Drug Marketing Act that were scheduled to become effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of the regulations in response to a case initiated by secondary distributors. On February 1, 2007, HHS and the FDA appealed this decision to the 2nd Circuit Court of Appeals. We cannot predict the ultimate outcome of this legal proceeding.

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

The DRA is intended to reduce net Medicare and Medicaid spending by approximately $11 billion over the next four to five years. DRA provisions could reduce payments to Long-Term Care customers. Among other things, the DRA will reduce certain bad debt payments to Medicare skilled nursing facilities and strengthen asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. In addition, new rules that became effective on January 1, 2007 may decrease Medicaid pharmacy reimbursement for multiple-source drugs by changing the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price. In addition, on December 22, 2006, CMS issued a proposed rule to establish a new calculation for multiple source drugs that is based on 250 percent of the lowest average manufacturer price. The DRA requires a final Medicaid drug payment rule by July 1, 2007. Moreover, on February 5, 2007, President Bush issued the proposed fiscal year 2008 budget which would, among other things, further reduce the federal upper limit reimbursement for multiple source drugs to 150 percent of the average manufacturer price of the lowest priced drug in the group, and allow states to use private sector formulary management techniques to leverage greater discounts through negotiations with drug manufacturers. There can be no assurance that the changes under the DRA or future legislation will not have an adverse impact on our business. We are continuing to work with our customers and the regulatory agencies in reviewing the specific details of these proposals. We are currently developing plans to mitigate the potential impact of these legislative changes. If we fail to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of the DRA or any future legislation could adversely affect our results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,844,500	$45.81	1,844,500	$667,087,845
November 1 to November 30	2,864,042	$45.47	2,864,042	$536,857,884
December 1 to December 31	2,553,100	$45.12	2,553,100	$421,651,479

Total	7,261,642	$45.43	7,261,642	$421,651,479

(a)	In October 2006, the Company purchased 35 thousand shares of its common stock for a total of $1.6 million to complete a share repurchase program it had announced in fiscal 2005.
(b)	In August 2006, the Company announced a new program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. As of December 31, 2006, the Company had $421.7 million remaining under this new program for which there is no expiration date.

ITEM 6. Exhibits

(a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 7, 2007	/s/ R. David Yost
R. David Yost Chief Executive Officer

February 7, 2007	/s/ Michael D. DiCandilo
Michael D. DiCandilo Executive Vice President and Chief Financial Officer