Form 10-Q
period 2007-03-31
AMERISOURCEBERGEN CORP
filed 2007-05-08
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2007 was 191,081,676.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$778,382	$1,261,268
Short-term investment securities available-for-sale	830,455	67,840
Accounts receivable, less allowances for returns and doubtful accounts: $410,940 at March 31, 2007 and $406,624 at September 30, 2006	3,633,713	3,427,139
Merchandise inventories	4,602,195	4,422,055
Prepaid expenses and other	30,065	32,105

Total current assets	9,874,810	9,210,407

Property and equipment, at cost:
Land	35,665	35,993
Buildings and improvements	255,377	251,321
Machinery, equipment and other	575,267	536,621

Total property and equipment	866,309	823,935
Less accumulated depreciation	340,737	314,189

Property and equipment, net	525,572	509,746

Other assets:
Goodwill	2,702,747	2,588,712
Intangibles, deferred charges and other	483,643	475,055

Total other assets	3,186,390	3,063,767

TOTAL ASSETS	$13,586,772	$12,783,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,301,994	$6,499,264
Accrued expenses and other	320,221	403,911
Current portion of long-term debt	833	1,560
Accrued income taxes	68,237	74,607
Deferred income taxes	499,658	479,846

Total current liabilities	8,190,943	7,459,188

Long-term debt, net of current portion	1,199,138	1,093,931
Other liabilities	102,007	89,644
Stockholders’ equity:
Common stock, $.01 par value – authorized: 600,000,000 shares; issued and outstanding: 237,478,826 shares and 190,409,715 shares at March 31, 2007, respectively, and 235,392,882 shares and 196,350,532 shares at September 30, 2006, respectively	2,375	2,354
Additional paid-in capital	3,554,372	3,466,944
Retained earnings	2,283,702	2,051,212
Accumulated other comprehensive loss	(16,564)	(15,303)
Treasury stock, at cost: 47,069,111 shares at March 31, 2007 and 39,042,350 shares at September 30, 2006	(1,729,201)	(1,364,050)

Total stockholders’ equity	4,094,684	4,141,157

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,586,772	$12,783,920

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2007	2006	2007	2006
Operating revenue	$15,283,761	$14,049,175	$30,980,300	$27,585,029
Bulk deliveries to customer warehouses	1,228,780	1,171,504	2,257,634	2,288,797

Total revenue	16,512,541	15,220,679	33,237,934	29,873,826
Cost of goods sold	15,906,098	14,659,916	32,036,848	28,784,685

Gross profit	606,443	560,763	1,201,086	1,089,141
Operating expenses:
Distribution, selling and administrative	363,367	339,113	720,328	670,972
Depreciation	18,087	16,951	35,886	35,509
Amortization	3,962	3,198	8,963	5,727
Facility consolidations, employee severance, and other	135	3,577	6,158	12,404

Operating income	220,892	197,924	429,751	364,529
Other loss (income)	376	(5,826)	442	(5,043)
Interest expense, net	9,889	7,344	18,032	13,856

Income from continuing operations before income taxes	210,627	196,406	411,277	355,716
Income taxes	81,131	67,816	159,594	129,150

Income from continuing operations	129,496	128,590	251,683	226,566
(Income) loss from discontinued operations, net of tax (Note 4)	—	(411)	—	298

Net income	$129,496	$129,001	$251,683	$226,268

Earnings per share:
Basic:
Continuing operations	$0.69	$0.62	$1.32	$1.09
Discontinued operations	—	—	—	—

Net income	$0.69	$0.62	$1.32	$1.09

Diluted:
Continuing operations	$0.68	$0.61	$1.30	$1.08
Discontinued operations	—	—	—	—
Rounding		—	—	(0.01)

Net income	$0.68	$0.61	$1.30	$1.07

Weighted average common shares outstanding:
Basic	188,772	208,050	190,607	208,160
Diluted	191,797	210,771	193,409	210,570
Cash dividends declared per share of common stock	$0.05	$0.025	$0.10	$0.05

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
(in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$251,683	$226,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	39,812	39,263
Amortization, including amounts charged to interest expense	11,954	7,660
Provision on accounts receivable	16,849	24,472
Provision for deferred income taxes	29,205	33,760
Share-based compensation	11,080	6,649
Other income	(2,658)	(5,043)
Gain on disposal of property and equipment	(74)	(792)
Loss on sales of discontinued operations	—	468
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(219,514)	(293,448)
Merchandise inventories	(175,537)	(305,167)
Prepaid expenses and other assets	5,492	(5,162)
Accounts payable, accrued expenses and income taxes	743,278	975,078
Other	(763)	(1,368)

NET CASH PROVIDED BY OPERATING ACTIVITIES	710,807	702,638

INVESTING ACTIVITIES
Capital expenditures	(57,397)	(60,149)
Cost of acquired companies, net of cash acquired, and other	(144,649)	(238,427)
Proceeds from sales of property and equipment	4,103	2,199
Proceeds from sale-leaseback transactions	—	28,143
Proceeds from sale of equity investment and eminent domain settlement	—	7,582
Purchases of investment securities available-for-sale	(2,783,528)	(1,815,672)
Proceeds from sale of investment securities available-for-sale	2,020,913	1,299,685

NET CASH USED IN INVESTING ACTIVITIES	(960,558)	(776,639)

FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	107,802	124,916
Deferred financing costs and other	(1,920)	(992)
Purchases of common stock	(396,193)	(132,226)
Exercises of stock options, including excess tax benefits of $16,639 and $12,551 in fiscal 2007 and 2006, respectively	77,290	97,804
Cash dividends on common stock	(19,193)	(10,464)
Purchases of common stock for employee stock purchase plan	(921)	(1,037)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(233,135)	78,001

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(482,886)	4,000
Cash and cash equivalents at beginning of period	1,261,268	966,553

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$778,382	$970,553

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the interim periods ended March 31, 2007 and 2006 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation. The Company’s consolidated statement of cash flows for the six months ended March 31, 2006 reflects reclassifications of net purchases of short-term investment securities of $81.2 million as an increase to net cash used in investing activities.

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

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

industry, for $83.8 million. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and will operate under PMSI, the Company’s workers’ compensation business within the PharMerica reporting segment. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s PMSI business the ability to provide its customers with a fully integrated Medicare set-aside solution. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $74.7 million, which was allocated to goodwill. Intangible assets acquired of $9.7 million primarily consist of customer relationships of $9.5 million, which are being amortized over their weighted average life of 6 years.

In October 2006, the Company acquired I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”), for $37.2 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. The addition of IgG supports the Company’s strategy of building its specialty pharmaceutical services to manufacturers. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $20.5 million, which was allocated to goodwill. Intangible assets acquired of $11.6 million consist of tradename of $3.3 million, non-compete agreements of $2.6 million and customer relationships of $5.7 million. Non-compete agreements and customer relationships are being amortized over their weighted average lives of 5 years and 7 years, respectively.

In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company, for $12.5 million. AMD provides services, including reimbursement support, third-party logistics and nursing support services, to manufacturers of specialty pharmaceuticals such as injectable and biological therapies. The acquisition of AMD expands the Company’s specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada Corporation. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $9.4 million, which was allocated to goodwill. Intangible assets acquired of $2.9 million primarily consist of tradename of $1.5 million and non-compete agreements of $0.9 million. Non-compete agreements are being amortized over their weighted average lives of 5 years.

Additionally, during the six months ended March 31, 2007, in connection with its fiscal 2006 acquisition of Brecon Pharmaceuticals Limited (“Brecon”), the Company made a contingent payment in the amount of $7.6 million to the former owners of Brecon. The Company also made payments of $3.6 million in the six months ended March 31, 2007 related to certain prior period acquisitions.

Pro forma results of operations for the aforementioned acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Note 3.	Divestiture of PharMerica Long-Term Care

In October 2006, the Company and Kindred Healthcare, Inc. (“Kindred”) signed a master transaction agreement to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), into a new, independent, publicly traded company. Upon closing of the proposed transaction, the new company will be named PharMerica Corporation and its headquarters will be located in Louisville, Kentucky with a major customer support center in Tampa, Florida. The proposed

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

transaction is intended to be tax-free to the stockholders of both the Company and Kindred. In March 2007, a Form 10 Registration Statement relating to the proposed transaction was filed with the Securities and Exchange Commission under the name of “Safari Holding Corporation.” The transaction is currently expected to be completed in the second calendar quarter of 2007. Based upon pro forma revenues of PharMerica Long-Term Care and KPS for the year ended December 31, 2006, the new company would be the second largest in the institutional pharmacy services market with annual revenues of approximately $1.9 billion and a customer base of approximately 330,000 licensed beds in over 40 states. The proposed combination does not include PMSI, the Company’s workers’ compensation business, which is reported in the PharMerica segment.

It is expected that the transaction would begin with PharMerica Long-Term Care and KPS each borrowing $125 million and providing a one-time distribution back to their respective parents. The cash distribution is intended to be tax-free to the Company. After the borrowing and distribution, each of the institutional pharmacy businesses would be separately spun off as independent companies, each with 100 percent stock ownership by the stockholders of their respective parents, followed immediately by the independent companies combining in a stock-for-stock exchange, which would result in the Company’s and Kindred’s stockholders each owning 50 percent of the new company. The Company has received a private letter ruling from the Internal Revenue Service affirming the tax-free nature of the Company’s spin-off of its institutional pharmacy business as well as the tax-free status of the subsequent combination creating the new company. The master transaction agreement provides that at closing of the transaction, the Company will enter into a pharmaceutical distribution agreement with the new company, and Kindred will enter into an agreement to provide information and support services to the new company. The master transaction agreement also provides that at closing, Kindred and the Company will enter into agreements with the new company for the provision of certain transition services for a limited transition period following consummation of the transaction. Consummation of the transaction is subject to a number of conditions, including the effectiveness of a registration statement with respect to the shares of the new company’s common stock, and receipt of financing for the new company and for the one-time cash distributions to the Company and Kindred. There can be no assurance that all conditions to completion of the transaction will be met.

Note 4.	Discontinued Operations

In fiscal 2005, the Company sold substantially all of the assets of Bridge Medical, Inc. (“Bridge”) and Rita Ann Distributors (“Rita Ann”), both components of its Pharmaceutical Distribution reportable segment. During the three and six months ended March 31, 2006, the Company recorded additional adjustments, net of tax, relating to the sales of Bridge and Rita Ann.

Note 5.	Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2007 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2006	$2,316,800	$271,912	$2,588,712
Goodwill recognized in connection with acquisitions (see Note 2)	38,307	75,728	114,035

Goodwill at March 31, 2007	$2,355,107	$347,640	$2,702,747

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	March 31, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles—trade names	$269,668	$—	$269,668	$263,202	$—	$263,202
Finite-lived intangibles:
Customer relationships	103,959	(33,455)	70,504	88,078	(27,225)	60,853
Other	31,739	(18,425)	13,314	26,758	(15,643)	11,115

Total other intangible assets	$405,366	$(51,880)	$353,486	$378,038	$(42,868)	$335,170

Amortization expense for other intangible assets was $8.9 million and $5.7 million in the six months ended March 31, 2007 and 2006, respectively. Amortization expense for other intangible assets is estimated to be $17.9 million in fiscal 2007, $14.5 million in fiscal 2008, $12.6 million in fiscal 2009, $11.8 million in fiscal 2010, $10.8 million in fiscal 2011, and $25.1 million thereafter.

Note 6.	Debt

Debt consisted of the following (in thousands):

	March 31, 2007	September 30, 2006
Blanco revolving credit facility at 5.89% and 5.94%, respectively, due 2008	$55,000	$55,000
Receivables securitization facility due 2009	—	—
Multi-currency revolving credit facility at 5.11% due 2011	246,522	—
Canadian revolving credit facility	—	113,506
UK revolving credit facility	—	28,085
$400,000, 5 5/8% senior notes due 2012	398,375	398,250
$500,000, 5 7/8% senior notes due 2015	497,797	497,698
Other	2,277	2,952

Total debt	1,199,971	1,095,491
Less current portion	833	1,560

Total, net of current portion	$1,199,138	$1,093,931

In November 2006, the Company entered into a new $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Company’s senior revolving credit, UK credit and Canadian credit facilities. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2007). The specified rates are based on the Company’s debt ratings and range from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable. Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

basis points to 15 basis points of the total commitment (12.5 basis points at March 31, 2007). In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.0 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. These covenants are less restrictive than those under the prior senior revolving credit facility, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

Additionally, in November 2006, the Company amended its receivables securitization facility such that the amount to be made available to the Company was reduced from $700 million to $500 million and the expiration date was extended to November 2009. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee was 35 basis points at March 31, 2007. Additionally, the commitment fee on any unused credit was 12.5 basis points at March 31, 2007.

In April 2007, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2008. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (0.575% over LIBOR at March 31, 2007). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (0.175% at March 31, 2007).

Note 7.	Stockholders’ Equity and Earnings Per Share

Effective as of November 9, 2006, the Company’s board of directors increased the quarterly dividend by 100% and declared a dividend of $0.05 per share. In November 2005, the Company’s board of directors declared a 100% increase in the Company’s quarterly dividend and declared a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005.

In August 2006, the Company’s board of directors authorized the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2007, the Company purchased 8.0 million shares of common stock under this program for a total of $363.4 million. As of March 31, 2007, the Company had $386.6 million of availability remaining under the share repurchase program. Subsequent to March 31, 2007 and through May 7, 2007, the Company purchased an additional 2.3 million shares of its common stock for a total of $118.3 million.

In May 2005, the Company’s board of directors authorized the Company to purchase $450 million of its outstanding shares of common stock. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. In October 2006, the Company purchased 35 thousand shares of common stock for a total of $1.6 million to complete this program.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Basic earnings per share is computed on the basis of the weighted average number of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options and restricted stock.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2007	2006	2007	2006
Income from continuing operations	$129,496	$128,590	$251,683	$226,566

Weighted average common shares outstanding—basic	188,772	208,050	190,607	208,160
Effect of dilutive securities—stock options and restricted stock	3,025	2,721	2,802	2,410

Weighted average common shares outstanding—diluted	191,797	210,771	193,409	210,570

Note 8.	Defined Benefit Plans

The following table illustrates the pension expense and postretirement benefit expense recorded by the Company:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2007	2006	2007	2006
Pension expense	$950	$1,897	$2,812	$3,805
Postretirement benefit expense	207	366	415	605

The Company contributed $2.9 million and $7.8 million to its funded plans during the six months ended March 31, 2007 and 2006, respectively.

Note 9.	Share-Based Compensation

The Company has a number of stock option plans, a restricted stock plan and an employee stock purchase plan. These plans and the Company’s valuation and accounting for them, are described in Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The following tables illustrate the impact of share-based compensation on reported amounts:

	Three months ended March 31, 2007		Three months ended March 31, 2006
(in thousands, except per share data)	As Reported	Impact of Share-Based Compensation Expense	As Reported	Impact of Share-Based Compensation Expense
Operating income	$220,892	$6,192	$197,924	$3,974
Income from continuing operations	129,496	3,808	128,590	2,451
Net income	129,496	3,808	129,001	2,451
Earnings per share:
Basic	$0.69	$0.02	$0.62	$0.01

Diluted	$0.68	$0.02	$0.61	$0.01

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Six months ended March 31, 2007		Six months ended March 31, 2006
(in thousands, except per share data)	As Reported	Impact of Share-Based Compensation Expense	As Reported	Impact of Share-Based Compensation Expense
Operating income	$429,751	$11,080	$364,529	$6,649
Income from continuing operations	251,683	6,781	226,566	4,096
Net income	251,683	6,781	226,268	4,096
Earnings per share:
Basic	$1.32	$0.04	$1.09	$0.02

Diluted	$1.30	$0.04	$1.07	$0.02

Note 10.	Facility Consolidations, Employee Severance and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. In fiscal 2006, the Company completed the outsourcing of a significant portion of its information technology activities as part of the integration plan. The plan includes building six new facilities (all of which have been completed and are currently operational) and closing facilities (31 of which have been closed through March 31, 2007). The Company closed two facilities during the six months ended March 31, 2007 and, as a result, now has 26 distribution facilities in the U.S. as of March 31, 2007.

During the three and six months ended March 31, 2007, the Company incurred costs relating to facility consolidations and employee severance and incurred expenses relating to the planned spin-off of its PharMerica long-term care business (see Note 3 for further information).

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance, and other for the three and six months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Facility consolidations and employee severance	$709	$1,979	$2,636	$4,148
Information technology transition costs	481	1,598	962	8,256
Costs relating to the long-term care business transaction	2,045	—	5,660	—
Gain on sale of assets	(3,100)	—	(3,100)	—

Total facility consolidations, employee severance and other	$135	$3,577	$6,158	$12,404

During the quarter and six months ended March 31, 2007, the Company sold certain retail pharmacy assets of its Long-Term Care business and, as a result, recognized a gain of $3.1 million.

As of March 31, 2007, approximately 480 employees had received termination notices as a result of fiscal 2007 and 2006 integration-related initiatives, of which approximately 450 have been terminated. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table displays the activity in accrued expenses and other from September 30, 2006 to March 31, 2007 related to the integration plan discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2006	$22,233	$9,131	$31,364
Expense recorded during the period	1,847	7,411	9,258
Payments made during the period	(1,512)	(6,651)	(8,163)

Balance as of March 31, 2007	$22,568	$9,891	$32,459

The employee severance balance set forth in the above table as of March 31, 2007 includes an accrual for the Bergen Brunswig Matter as described in Note 11 below.

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

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of California, County of Orange (the “Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million that was previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. Subsequently, the Company has continued to accrue interest on the amount awarded to the executive by the Court. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company have appealed the ruling of the Court.

Bridge Medical Matter

In March 2004, the former stockholders of Bridge Medical, Inc. (“Bridge”) commenced an action against the Company in the Court of Chancery of the State of Delaware claiming that they were entitled to payment of certain contingent purchase price amounts that were provided under the terms of the agreement under which the Company acquired Bridge in January 2003. In July 2005, the Company sold substantially all of the assets of Bridge. The contingent purchase price amounts at issue were conditioned upon the achievement by Bridge of certain earnings levels in calendar 2003 and calendar 2004 (collectively, the “Earnout Period”). The maximum amount that was payable in respect of calendar 2003 was $21 million and the maximum amount that was payable in respect of calendar 2004 was $34 million. The former stockholders of Bridge allege (i) that the Company did not properly adhere to the terms of the acquisition agreement in calculating that no contingent purchase price amounts were due and (ii) that the Company breached certain obligations to assist the Bridge sales force and promote the Bridge bedside point-of-care patient safety product during the Earnout Period and that such breaches prevented Bridge from obtaining business that Bridge otherwise would have obtained. Discovery and motion practice in this case have been completed. On May 1, 2007, the Court of Chancery denied the majority of the Company’s motion for summary judgment against the plaintiffs. The trial of this case is scheduled to be completed during May 2007. The Company intends to defend itself vigorously in this case but cannot predict the outcome of this case at this time.

Drug Enforcement Administration Matter

On April 24, 2007, the Drug Enforcement Administration (the “DEA”) of the U.S. Department of Justice imposed an Order to Show Cause and Immediate Suspension on the Company’s Orlando, Florida distribution center’s license to distribute controlled substances and listed chemicals. The DEA asserts that the Company did not maintain effective controls against diversion of controlled substances, including hydrocodone, to internet pharmacies from January 1, 2006 through January 31, 2007. The Company has 30 days from the date of receipt of the Order to request a hearing before a DEA Administrative Law Judge on this matter. On April 26, 2007, the DEA partially lifted the suspension to permit the Company to distribute controlled substances and listed chemicals to hospitals, clinics, the Department of Defense and certain other entities from its Orlando distribution center. The Company is distributing controlled substances and listed chemicals to its other Orlando distribution center customers using alternate distribution facilities, subject to compliance with all federal and state laws. The Company has a diversion program and a DEA-approved suspicious order monitoring program in place to identify customers who are suspected of inappropriately selling products sold to them by the Company. The Company is engaged in discussions with DEA to address the concerns asserted by DEA and to resolve this matter in an appropriate manner but cannot predict the outcome of this matter at this time.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.	Antitrust Litigation Settlements

During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the six months ended March 31, 2007 and 2006, the Company recognized gains of $3.6 million and $27.4 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

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

The following tables illustrate reportable segment information for the three and six months ended March 31 (in thousands):

	Revenue
	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Pharmaceutical Distribution	$15,084,048	$13,877,560	$30,577,171	$27,225,713
PharMerica	431,360	412,685	867,245	821,943
Intersegment eliminations	(231,647)	(241,070)	(464,116)	(462,627)

Operating revenue	15,283,761	14,049,175	30,980,300	27,585,029
Bulk deliveries to customer warehouses	1,228,780	1,171,504	2,257,634	2,288,797

Total revenue	$16,512,541	$15,220,679	$33,237,934	$29,873,826

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Pharmaceutical Distribution	$203,910	$175,951	$398,043	$314,827
PharMerica	15,364	16,171	34,223	34,678
Facility consolidations, employee severance and other	(135)	(3,577)	(6,158)	(12,404)
Gain on antitrust litigation settlements	1,753	9,379	3,643	27,428

Operating income	220,892	197,924	429,751	364,529
Other loss (income)	376	(5,826)	442	(5,043)
Interest expense, net	9,889	7,344	18,032	13,856

Income from continuing operations before income taxes	$210,627	$196,406	$411,277	$355,716

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment operating income is evaluated before other loss (income); interest expense, net; facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses are allocated to the two reportable segments.

Note 14.	Subsequent Events

In March 2007, the Company agreed to acquire Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of approximately $235 million in cash. Bellco has annualized revenues of approximately $2.0 billion and is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. In April 2007, the parties filed Hart-Scott-Rodino pre-merger notifications with the Federal Trade Commission and have cleared the requisite 30-day waiting period. On or about May 3, 2007, the Company was advised by Bellco that the DEA has suspended the license of Bellco Drug Corp. to distribute controlled substances and listed chemicals. Bellco Drug Corp. is the Bellco entity engaged in pharmaceutical distribution in the Metro New York City area and national distribution of generic pharmaceuticals. The Company has been advised by Bellco that DEA has expressed concerns about sales of controlled substances, including hydrocodone, by Bellco Drug Corp. to internet pharmacies. The acquisition was targeted to close during the quarter ending June 30, 2007, subject to satisfaction by the parties of applicable closing conditions, but the Company cannot determine at the present time what the impact, if any, the suspension will have on the pending acquisition. Bellco is assisting its customers in making alternative arrangements to obtain controlled substances and listed chemicals while the suspension is in effect.

In April 2007, the Company acquired Xcenda LLC (“Xcenda”) for a purchase price of $25.0 million. Xcenda will enhance AmerisourceBergen Specialty Group’s existing manufacturer services businesses and provide additional capabilities within pharmaceutical brand services, applied health outcomes and biopharma strategies. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The Company is currently working with a third-party appraisal firm to assist management in determining the fair values of the intangible assets acquired.

In April 2007, the Company received a cash settlement from a pharmaceutical manufacturer relating to an antitrust litigation settlement and expects to realize a pre-tax gain of $17.1 million (net of attorney fees and payments due to other parties) during the fiscal quarter ending June 30, 2007.

Note 15.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2007 and September 30, 2006, statements of operations for the three and six months ended March 31, 2007 and 2006, and statements of cash flows for the six months ended March 31, 2007 and 2006.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$640,592	$73,294	$64,496	$—	$778,382
Short-term investment securities	830,455	—	—	—	830,455
Accounts receivable, net	1,774	1,286,164	2,345,775	—	3,633,713
Merchandise inventories	—	4,465,798	136,397	—	4,602,195
Prepaid expenses and other	99	26,902	3,064	—	30,065

Total current assets	1,472,920	5,852,158	2,549,732	—	9,874,810
Property and equipment, net	—	501,052	24,520	—	525,572
Goodwill	—	2,593,262	109,485	—	2,702,747
Intangibles, deferred charges and other	16,077	439,753	27,813	—	483,643
Intercompany investments and advances	3,237,194	4,091,129	(1,972,756)	(5,355,567)	—

Total assets	$4,726,191	$13,477,354	$738,794	$(5,355,567)	$13,586,772

Current liabilities:
Accounts payable	$—	$7,171,242	$130,752	$—	$7,301,994
Accrued expenses and other	(264,665)	642,967	10,156	—	388,458
Current portion of long-term debt	—	305	528	—	833
Deferred income taxes	—	500,934	(1,276)	—	499,658

Total current liabilities	(264,665)	8,315,448	140,160	—	8,190,943
Long-term debt, net of current portion	896,172	286	302,680	—	1,199,138
Other liabilities	—	93,155	8,852	—	102,007
Stockholders’ equity	4,094,684	5,068,465	287,102	(5,355,567)	4,094,684

Total liabilities and stockholders’ equity	$4,726,191	$13,477,354	$738,794	$(5,355,567)	$13,586,772

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$14,856,638	$427,123	$—	$15,283,761
Bulk deliveries to customer warehouses	—	1,228,775	5	—	1,228,780

Total revenue	—	16,085,413	427,128	—	16,512,541
Cost of goods sold	—	15,499,620	406,478	—	15,906,098

Gross profit	—	585,793	20,650	—	606,443
Operating expenses:
Distribution, selling and administrative	—	375,340	(11,973)	—	363,367
Depreciation	—	17,554	533	—	18,087
Amortization	—	3,090	872	—	3,962
Facility consolidations, employee severance and other	—	135	—	—	135

Operating income	—	189,674	31,218	—	220,892
Other loss	—	376	—	—	376
Interest expense (income), net	16,059	(38,538)	32,368	—	9,889

(Loss) income before income taxes and equity in earnings of subsidiaries	(16,059)	227,836	(1,150)	—	210,627
Income taxes	(5,621)	86,972	(220)	—	81,131
Equity in earnings of subsidiaries	139,934	—	—	(139,934)	—

Net income (loss)	$129,496	$140,864	$(930)	$(139,934)	$129,496

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$13,793,610	$255,565	$—	$14,049,175
Bulk deliveries to customer warehouses	—	1,171,497	7	—	1,171,504

Total revenue	—	14,965,107	255,572	—	15,220,679
Cost of goods sold	—	14,416,946	242,970	—	14,659,916

Gross profit	—	548,161	12,602	—	560,763
Operating expenses:
Distribution, selling and administrative	—	350,524	(11,411)	—	339,113
Depreciation	—	16,894	57	—	16,951
Amortization	—	2,652	546	—	3,198
Facility consolidations, employee severance and other	—	3,577	—	—	3,577

Operating income	—	174,514	23,410	—	197,924
Other income	—	(5,819)	(7)	—	(5,826)
Interest expense (income), net	4,218	(21,482)	24,608	—	7,344

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(4,218)	201,815	(1,191)	—	196,406
Income taxes	22	68,251	(457)	—	67,816
Equity in earnings of subsidiaries	133,241	—	—	(133,241)	—

Income (loss) from continuing operations	129,001	133,564	(734)	(133,241)	128,590
Income from discontinued operations	—	(411)	—	—	(411)

Net income (loss)	$129,001	$133,975	$(734)	$(133,241)	$129,001

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$30,099,764	$880,536	$—	$30,980,300
Bulk deliveries to customer warehouses	—	2,257,625	9	—	2,257,634

Total revenue	—	32,357,389	880,545	—	33,237,934
Cost of goods sold	—	31,198,403	838,445	—	32,036,848

Gross profit	—	1,158,986	42,100	—	1,201,086
Operating expenses:
Distribution, selling and administrative	—	743,630	(23,302)	—	720,328
Depreciation	—	34,872	1,014	—	35,886
Amortization	—	7,386	1,577	—	8,963
Facility consolidations, employee severance and other	—	6,158	—	—	6,158

Operating income	—	366,940	62,811	—	429,751
Other loss	—	442	—	—	442
Interest expense (income), net	29,353	(77,113)	65,792	—	18,032

(Loss) income before income taxes and equity in earnings of subsidiaries	(29,353)	443,611	(2,981)	—	411,277
Income taxes	(10,274)	170,653	(785)	—	159,594
Equity in earnings of subsidiaries	270,762	—	—	(270,762)	—

Net income (loss)	$251,683	$272,958	$(2,196)	$(270,762)	$251,683

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$27,105,802	$479,227	$—	$27,585,029
Bulk deliveries to customer warehouses	—	2,288,786	11	—	2,288,797

Total revenue	—	29,394,588	479,238	—	29,873,826
Cost of goods sold	—	28,328,729	455,956	—	28,784,685

Gross profit	—	1,065,859	23,282	—	1,089,141
Operating expenses:
Distribution, selling and administrative	—	696,609	(25,637)	—	670,972
Depreciation	—	34,910	599	—	35,509
Amortization	—	5,163	564	—	5,727
Facility consolidations, employee severance and other	—	12,404	—	—	12,404

Operating income	—	316,773	47,756	—	364,529
Other (income) loss	—	(5,408)	365	—	(5,043)
Interest expense (income), net	5,277	(44,742)	53,321	—	13,856

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(5,277)	366,923	(5,930)	—	355,716
Income taxes	(386)	131,818	(2,282)	—	129,150
Equity in earnings of subsidiaries	231,159	—	—	(231,159)	—

Income (loss) from continuing operations	226,268	235,105	(3,648)	(231,159)	226,566
Loss from discontinued operations	—	298	—	—	298

Net income (loss)	$226,268	$234,807	$(3,648)	$(231,159)	$226,268

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$251,683	$272,958	$(2,196)	$(270,762)	$251,683
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(309,601)	616,935	(118,972)	270,762	459,124

Net cash (used in ) provided by operating activities	(57,918)	889,893	(121,168)	—	710,807

Capital expenditures	—	(55,731)	(1,666)	—	(57,397)
Cost of acquired companies, net of cash acquired	—	(132,134)	(12,515)	—	(144,649)
Proceeds from the sale of property and equipment	—	4,093	10	—	4,103
Purchases of investment securities available-for-sale	(2,783,528)	—	—	—	(2,783,528)
Proceeds from sale of investment securities available-for-sale	2,020,913	—	—	—	2,020,913

Net cash used in investing activities	(762,615)	(183,772)	(14,171)	—	(960,558)

Net borrowings under revolving credit facilities	—	—	107,802	—	107,802
Deferred financing costs and other	(1,059)	(736)	(125)	—	(1,920)
Purchases of common stock	(396,193)	—	—	—	(396,193)
Exercise of stock options, including excess tax benefit	77,290	—	—	—	77,290
Cash dividends on common stock	(19,193)	—	—	—	(19,193)
Common stock purchases for employee stock purchase plan	(921)	—	—	—	(921)
Intercompany financing and advances	675,914	(675,532)	(382)	—	—

Net cash provided by (used in) financing activities	335,838	(676,268)	107,295	—	(233,135)

(Decrease) increase in cash and cash equivalents	(484,695)	29,853	(28,044)	—	(482,886)
Cash and cash equivalents at beginning of period	1,125,287	43,441	92,540	—	1,261,268

Cash and cash equivalents at end of period	$640,592	$73,294	$64,496	$—	$778,382

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$226,268	$234,807	$(3,648)	$(231,159)	$226,268
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(234,386)	554,104	(74,507)	231,159	476,370

Net cash (used in) provided by operating activities	(8,118)	788,911	(78,155)	—	702,638

Capital expenditures	—	(60,149)	—	—	(60,149)
Cost of acquired companies, net of cash acquired, and other	—	(88,935)	(149,492)	—	(238,427)
Proceeds from sale-leaseback transactions	—	28,143	—	—	28,143
Proceeds from sales of property and equipment	—	2,199	—	—	2,199
Proceeds from sale of equity investment and eminent domain settlement	—	7,582	—	—	7,582
Purchases of investment securities available-for-sale	(1,815,672)	—	—	—	(1,815,672)
Proceeds from sale of investment securities available-for-sale	1,299,685	—	—	—	1,299,685

Net cash used in investing activities	(515,987)	(111,160)	(149,492)	—	(776,639)

Net borrowings under revolving credit facilities	—	—	124,916	—	124,916
Deferred financing costs and other	1,934	(2,926)	—	—	(992)
Purchase of common stock	(132,226)	—	—	—	(132,226)
Exercise of stock options, including excess tax benefit	97,804	—	—	—	97,804
Cash dividends on common stock	(10,464)	—	—	—	(10,464)
Common stock purchases for employee stock purchase plan	(1,037)	—	—	—	(1,037)
Intercompany financing and advances	574,313	(691,683)	117,370	—	—

Net cash provided by (used in) financing activities	530,324	(694,609)	242,286	—	78,001

Increase (decrease) in cash and cash equivalents	6,219	(16,858)	14,639	—	4,000
Cash and cash equivalents at beginning of period	866,367	67,438	32,748	—	966,553

Cash and cash equivalents at end of period	$872,586	$50,580	$47,387	$—	$970,553

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Acquisitions

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.8 million. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and will operate under PMSI, the Company’s workers’ compensation business within the PharMerica reporting segment. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s workers’ compensation business the ability to provide its customers with a fully integrated Medicare set-aside solution.

In October 2006, the Company acquired I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”), for $37.2 million. The addition of IgG supports the Company’s strategy of building its specialty pharmaceutical services to manufacturers.

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

In March 2007, the Company agreed to acquire Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of approximately $235 million in cash. Bellco has annualized revenues of approximately $2.0 billion and is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. In April 2007, the parties filed Hart-Scott-Rodino pre-merger notifications with the Federal Trade Commission and have cleared the requisite 30-day waiting period. On or about May 3, 2007, the Company was advised by Bellco that the DEA has suspended the license of Bellco Drug Corp. to distribute controlled substances and listed chemicals. Bellco Drug Corp. is the Bellco entity engaged in pharmaceutical distribution in the Metro New York City area and national distribution of generic pharmaceuticals. The Company has been advised by Bellco that DEA has expressed concerns about sales of controlled substances, including hydrocodone, by Bellco Drug Corp. to internet pharmacies. The acquisition was targeted to close during the quarter ending June 30, 2007, subject to satisfaction by the parties of applicable closing conditions, but the Company cannot determine at the present time what the impact, if any, the suspension will have on the pending acquisition. Bellco is assisting its customers in making alternative arrangements to obtain controlled substances and listed chemicals while the suspension is in effect.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In April 2007, the Company acquired Xcenda LLC (“Xcenda”) for a purchase price of $25.0 million. Xcenda will enhance AmerisourceBergen Specialty Group’s existing manufacturer services businesses and provide additional capabilities within pharmaceutical brand services, applied health outcomes and biopharma strategies.

Divestitures

In October 2006, the Company and Kindred Healthcare, Inc. (“Kindred”) signed a master transaction agreement to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), into a new, independent, publicly traded company. Upon closing of the proposed transaction, the new company will be named PharMerica Corporation and its headquarters will be located in Louisville, Kentucky with a major customer support center in Tampa, Florida. The proposed transaction is intended to be tax-free to the stockholders of both the Company and Kindred. In March 2007, a Form 10 Registration Statement relating to the proposed transaction was filed with the Securities and Exchange Commission under the name of “Safari Holding Corporation.” The transaction is currently expected to be completed in the second calendar quarter of 2007. Based upon the pro forma revenues of PharMerica Long-Term Care and KPS for the year ended December 31, 2006, the new company would be the second largest in the institutional pharmacy services market with annual revenues of approximately $1.9 billion and a customer base of approximately 330,000 licensed beds in 41 states. The proposed combination does not include PMSI, the Company’s workers’ compensation services business, which is reported in the PharMerica segment.

It is expected that the transaction would begin with PharMerica Long-Term Care and KPS each borrowing $125 million and providing a one-time distribution back to their respective parents. The cash distribution is intended to be tax-free to the Company. After the borrowing and distribution, each of the institutional pharmacy businesses would be separately spun off as independent companies, each with 100 percent stock ownership by the stockholders of their respective parents, followed immediately by the independent companies combining in a stock-for-stock exchange which would result in the Company’s and Kindred’s stockholders each owning 50 percent of the new company. The Company has received a private letter ruling from the Internal Revenue Service affirming the tax-free nature of the Company’s spin-off of its institutional pharmacy business as well as the tax-free status of the subsequent combination creating the new company. The master transaction agreement provides that at closing of the transaction, the Company will enter into a pharmaceutical distribution agreement with the new company, and Kindred will enter into an agreement to provide information and support services to the new company. The master transaction agreement also provides that at closing, Kindred and the Company will enter into agreements with the new company for the provision of certain transition services for a limited transition period following consummation of the transaction. Consummation of the transaction is subject to a number of conditions, including the effectiveness of a registration statement with respect to the shares of the new company’s common stock, and receipt of financing for the new company and for the one-time cash distributions to the Company and Kindred. There can be no assurance that all conditions to completion of the transaction will be met.

Reportable Segments

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) significantly expanded Medicare coverage for outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries became eligible to enroll in Medicare Part D prescription drug plans that are offered by private entities. Additionally, Medicaid drug coverage has been affected by the new Medicare Part D drug benefit, since

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Medicare Part D, not Medicaid, now covers most outpatient drug expenses for beneficiaries who qualify for both Medicare and Medicaid coverage (so-called “dual eligibles”), including dual eligibles residing in nursing homes. The Medicare Part D program has had the effect of lengthening the period of time it takes for Long-Term Care to receive payment for the prescription drugs that it dispenses.

The Deficit Reduction Act of 2005 (“DRA”) includes provisions that mandate the use of average manufacturer price (“AMP”) as the reimbursement benchmark under Medicaid for generic pharmaceuticals starting in calendar year 2007. On December 22, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule to establish a new calculation for generic drugs that is based on 250 percent of the lowest AMP. The DRA requires CMS to issue final regulations on the AMP calculation methodology by July 1, 2007. Moreover, on February 5, 2007, President Bush issued the proposed fiscal year 2008 budget which would, among other things, further reduce the federal upper limit reimbursement for generic drugs to 150 percent of the AMP of the lowest priced drug in the group, and allow states to use private sector formulary management techniques to leverage greater discounts through negotiations with drug manufacturers. Implementation of the President’s budget proposal requires Congressional approval. We expect the use of an AMP benchmark under the DRA, along with the President’s budget proposal, if enacted, to result in a reduction in the Medicaid pharmacy reimbursement rates for certain generic pharmaceuticals, which could adversely affect the profitability of the Long-Term Care business. There can be no assurance that the changes under the DRA or future legislation or regulations will not have an adverse impact on the Long-Term Care business.

As previously discussed, the Company and Kindred signed a master transaction agreement to combine their respective institutional pharmacy businesses, PharMerica Long-Term Care and KPS, into a new, independent, publicly traded company (see page 26 for further details).

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

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended March 31,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$15,084,048	$13,877,560	9%
PharMerica	431,360	412,685	5
Intersegment eliminations	(231,647)	(241,070)	(4)

Total	$15,283,761	$14,049,175	9%

	Operating Income Three Months Ended March 31,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$203,910	$175,951	16%
PharMerica	15,364	16,171	(5)
Facility consolidations, employee severance and other	(135)	(3,577)	(96)
Gain on antitrust litigation settlements	1,753	9,379	(81)

Total	$220,892	$197,924	12%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.23%	3.16%
Operating expenses	1.87%	1.89%
Operating income	1.35%	1.27%

PharMerica
Gross profit	27.37%	27.48%
Operating expenses	23.81%	23.56%
Operating income	3.56%	3.92%

AmerisourceBergen Corporation
Gross profit	3.97%	3.99%
Operating expenses	2.52%	2.58%
Operating income	1.45%	1.41%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Six Months Ended March 31,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$30,577,171	$27,225,713	12%
PharMerica	867,245	821,943	6
Intersegment eliminations	(464,116)	(462,627)	—

Total	$30,980,300	$27,585,029	12%

	Operating Income Six Months Ended March 31,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$398,043	$314,827	26%
PharMerica	34,223	34,678	(1)
Facility consolidations, employee severance and other	(6,158)	(12,404)	(50)
Gain on antitrust litigation settlements	3,643	27,428	(87)

Total	$429,751	$364,529	18%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.13%	3.07%
Operating expenses	1.83%	1.91%
Operating income	1.30%	1.16%

PharMerica
Gross profit	27.77%	27.64%
Operating expenses	23.83%	23.42%
Operating income	3.95%	4.22%

AmerisourceBergen Corporation
Gross profit	3.88%	3.95%
Operating expenses	2.49%	2.63%
Operating income	1.39%	1.32%

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended March 31, 2007 increased 9% to $15.3 billion from $14.0 billion in the prior-year quarter. For the six months ended March 31, 2007, operating revenue increased 12% to $31.0 billion from $27.6 billion in the prior-year period. These increases were primarily due to the increases in operating revenue in our ABDC and ABSG operating segments, both of which are included in the Pharmaceutical Distribution reportable segment. Our acquisitions contributed 1% of the operating revenue growth in the quarter and six months ended March 31, 2007.

Bulk deliveries for the quarter ended March 31, 2007 increased 5% to $1,228.8 million from $1,171.5 million in the prior-year quarter. For the six months ended March 31, 2007, bulk deliveries decreased 1% to $2,257.6 million from $2,288.8 million in the prior-year period. Revenue relating to bulk deliveries fluctuates primarily due to changes in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $606.4 million in the quarter ended March 31, 2007 increased 8% from $560.8 million in the prior-year quarter. Gross profit of $1,201.1 million in the six months ended March 31, 2007 increased 10% from $1,089.1 million in the prior-year period. The increases in gross profit were due to the increases in Pharmaceutical Distribution operating revenue, an increase in compensation under its fee-for-service agreements,

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the growth of its generic programs, and an increase in its inventory appreciation profits. During the quarter and six months ended March 31, 2007, the Company recognized gains of $1.8 million and $3.6 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as a reduction of cost of goods sold and contributed 0.3% of gross profit for both the quarter and six months ended March 31, 2007. During the quarter and six months ended March 31, 2006, the Company recognized gains of $9.4 million and $27.4 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as a reduction of cost of goods sold and contributed 1.7% and 2.5% of gross profit for the quarter and six months ended March 31, 2006, respectively. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2007 was 3.97%, as compared to the prior-year percentage of 3.99%, a 2 basis point reduction. As a percentage of operating revenue, gross profit in the six months ended March 31, 2007 was 3.88%, as compared to 3.95% in the prior-year period, a 7 basis point reduction. Improvements in the Pharmaceutical Distribution reportable segment’s gross profit percentage (see page 35 for further details) were offset by reductions in gains resulting from antitrust litigation settlements.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $385.4 million in the quarter ended March 31, 2007 increased 7% compared to $359.3 million in the prior-year quarter. DSAD&A of $765.2 million in the six months ended March 31, 2007 increased 7% from $712.2 million in the prior year period. Increases in DSAD&A were primarily due to our operating revenue growth and operating expenses of our recently acquired companies. As a percentage of operating revenue, DSAD&A in the quarters ended March 31, 2007 and 2006 was 2.52% and 2.56%, respectively. As a percentage of operating revenue, DSAD&A in the six months ended March 31, 2007 and 2006 was 2.47% and 2.58%, respectively. The declines in the DSAD&A percentages from the prior-year periods were primarily due to the economies of scale realized as a result of the increase in Pharmaceutical Distribution operating revenue and productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program and were partially offset by the operating costs of our recent acquisitions.

In 2001, we developed an integration plan to consolidate our distribution network and eliminate duplicative administrative functions. In fiscal 2006, we completed the outsourcing of a significant portion of our information technology activities as part of the integration plan. The plan includes building six new facilities (all of which have been completed and are fully operational) and closing facilities (31 of which have been closed through March 31, 2007). We closed two facilities during the six months ended March 31, 2007, and as a result, now have 26 distribution facilities in the U.S. as of March 31, 2007.

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance, and other for the three and six months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Facility consolidations and employee severance	$709	$1,979	$2,636	$4,148
Information technology transition costs	481	1,598	962	8,256
Costs relating to the long-term care business transaction	2,045	—	5,660	—
Gain on sale of assets	(3,100)	—	(3,100)	—

Total facility consolidations, employee severance and other	$135	$3,577	$6,158	$12,404

During the quarter and six months ended March 31, 2007, the Company sold certain retail pharmacy assets of its Long-Term Care business and, as a result, recognized a gain of $3.1 million.

As of March 31, 2007, approximately 480 employees had received termination notices as a result of the fiscal 2007 and 2006 integration-related initiatives, of which approximately 450 have been terminated.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

We paid a total of $8.2 million and $9.8 million for employee severance, lease cancellation and other costs in the six months ended March 31, 2007 and 2006, respectively, related to the aforementioned integration plan. Remaining unpaid amounts of $32.5 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying consolidated balance sheet at March 31, 2007. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while other may receive a lump-sum payment.

Operating income of $220.9 million for the quarter ended March 31, 2007 increased 12% from $197.9 million in the prior-year quarter. Operating income of $429.8 million for the six months ended March 31, 2007 increased 18% from $364.5 million in the prior-year period. The increases in operating income were primarily due to increases in gross profit in the Pharmaceutical Distribution segment. The Company’s operating income as a percentage of operating revenue was 1.45% in the quarter ended March 31, 2007 in comparison to 1.41% in the prior-year quarter. The Company’s operating income as a percentage of operating revenue was 1.39% for the six months ended March 31, 2007, in comparison to 1.32% in the prior-year period. The increases in the operating income percentages resulted from improvements made in Pharmaceutical Distribution’s operating income and were partially offset by reductions in antitrust litigation settlements, net of facility consolidation, employee severance and other costs. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, increased operating income by $1.6 million in the quarter ended March 31, 2007 and increased operating income as a percentage of operating revenue by 1 basis point. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements decreased operating income by $2.5 million in the six months ended March 31, 2007 and lowered operating income as a percentage of operating revenue by 1 basis point. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, increased operating income by $5.8 million and $15.0 million in the quarter and six-months ended March 31, 2006 and contributed 4 and 5 basis points, respectively, to the Company’s operating income as a percentage of operating revenue.

Other income of $5.8 million and $5.0 million for the quarter and six months ended March 31, 2006, respectively, primarily includes a $3.4 million gain resulting from an eminent domain settlement and a $3.1 million gain on the sale of an equity investment.

Interest expense, net, increased 35% in the quarter ended March 31, 2007 to $9.9 million from $7.3 million in the prior-year quarter. Interest expense and interest income and their respective weighted-average interest rates for the quarters ended March 31, 2007 and 2006 were as follows (dollars in thousands):

	2007		2006
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$19,898	5.64%	$16,086	5.62%
Interest income	(10,009)	4.47%	(8,742)	2.82%

Interest expense, net	$9,889		$7,344

Interest expense increased by $3.8 million from the prior year quarter primarily as a result of an increase in average borrowings. Although the Company’s average invested cash and short-term investments declined to $0.9 billion in the quarter ended March 31, 2007 from $1.1 billion in the prior year quarter, interest income increased by $1.3 million due to the increase in market interest rates from the prior year quarter and due to changes in mix between tax-free and taxable investments.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense, net, increased 30% in the six months ended March 31, 2007 to $18.0 million from $13.9 million in the prior-year period. Interest expense and interest income and their respective weighted-average interest rates for the six months ended March 31, 2007 and 2006 were as follows (dollars in thousands):

	2007		2006
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$39,498	5.66%	$31,921	5.61%
Interest income	(21,466)	4.35%	(18,065)	2.70%

Interest expense, net	$18,032		$13,856

Interest expense increased by $7.6 million from the prior year six month period primarily as a result of an increase in average borrowings and during the six months ended March 31, 2007, the Company wrote off unamortized deferred financing costs related to its prior-existing credit facilities in the amount of $1.0 million. Although the Company’s average invested cash and short-term investments declined to $0.9 billion in the six months ended March 31, 2007 from $1.2 billion in the prior year period, interest income increased by $3.4 million due to an increase in market interest rates from the prior year period and due to changes in mix between tax-free and taxable investments. The Company’s net interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates and strategic decisions made by the Company to deploy its invested cash and short-term investments.

Income tax expense of $81.1 million and $67.8 million for the quarters ended March 31, 2007 and 2006, reflects an effective tax rate of 38.5% and 34.5%, respectively, an increase of 4.0% in the effective tax rate. Non-deductible expenses incurred relating to the long-term care business transaction contributed 0.6% of the higher effective tax rate for the quarter ended March 31, 2007. Favorable tax adjustments of $5.5 million in the quarter ended March 31, 2006 contributed to 2.8% of the lower effective tax rate for the prior year quarter. Additionally, the Company had a lower effective tax rate in the prior year quarter as a result of having a larger portion of its invested cash in tax-free investments. The Company expects to have an effective tax rate between 37% and 38% in future periods.

Income from continuing operations of $129.5 million for the quarter ended March 31, 2007 increased 1.0% from $128.6 million in the prior-year quarter as the increase in operating income was offset, in part, by a reduction in other income, an increase in net interest expense and an increase in income taxes. Diluted earnings per share from continuing operations of $0.68 in the quarter ended March 31, 2007 increased 11% from $0.61 per share in the prior-year quarter. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements, decreased income from continuing operations by $0.3 million and did not impact diluted earnings per share for the quarter ended March 31, 2007. The gains on the antitrust litigation settlements, the eminent domain settlement, and the sale of the equity investment, and the favorable tax adjustments, less the costs of facility consolidations, employee severance and other, increased income from continuing operations by $13.6 million and increased diluted earnings per share from continuing operations by $0.06 for the quarter ended March 31, 2006. Income from continuing operations of $251.7 million for the six months ended March 31, 2007 increased 11% from $226.6 million in the prior-year period. Diluted earnings per share from continuing operations of $1.30 in the six months ended March 31, 2007 increased 20% from $1.08 per share in the prior-year period. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements, decreased income from continuing operations by $5.3 million and decreased diluted earnings per share by $0.03 for the six months ended March 31, 2007. The gains on the antitrust litigation settlements, the eminent domain settlement, and the sale of the equity investment, and the favorable tax adjustments, less the costs of facility consolidations, employee severance and other, increased income from continuing operations by $19.2 million and increased diluted earnings per share by $0.09 for the six months ended March 31, 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(Income) loss from discontinued operations of $(0.4) million and $0.3 million, net of tax, for the quarter and six months ended March 31, 2006, respectively, relates to certain adjustments made by the Company in connection with the December 2004 sale of Rita Ann Distributors as well as the July 2005 sale of substantially all of the assets of Bridge Medical, Inc.

Net income of $129.5 million for the quarter ended March 31, 2007 was relatively flat compared to $129.0 million in the prior-year quarter. Diluted earnings per share of $0.68 for the quarter ended March 31, 2007, increased 11% from $0.61 per share in the prior-year quarter. Net income of $251.7 million for the six months ended March 31, 2007, increased 11% from $226.3 million in the prior year period. Diluted earnings per share of $1.30 for the six months ended March 31, 2007, increased 21% from $1.07 in the prior-year period. The increase in diluted earnings per share was larger than the increase in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources), net of the impact of stock option exercises. The weighted average common shares outstanding during the quarter and six months ended March 31, 2007, were reduced by 9% and 8% from the prior year quarter and six month periods, respectively.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $15.1 billion for the quarter ended March 31, 2007 increased 9% from $13.9 billion in the prior-year quarter. Our operating revenue growth was higher than the market growth rate and was primarily driven by the strong 27% operating revenue growth of ABSG, principally in its distribution businesses, and ABDC grew its operating revenue by 5%. Operating revenue of $30.6 billion for the six months ended March 31, 2007 increased 12% from $27.2 billion in the prior-year period. Our operating revenue for the six months ended March 31, 2007 was higher than the market growth rate and was primarily driven by the strong 34% operating revenue growth of ABSG, principally in its distribution businesses, and ABDC grew its operating revenue by 8%. During the quarter and six months ended March 31, 2007, our acquisitions contributed 1% of the operating revenue growth. During the quarter ended March 31, 2007, the ABDC operating revenue growth rate moderated to market growth levels as a result of the Company’s decision not to renew a contract, effective January 2007, with a larger, low-margin customer that contributed approximately $1.0 billion of operating revenue for ABDC in fiscal 2006 and since it has begun to anniversary its prior-year acquisitions. During the quarter ended March 31, 2007, 62% of operating revenue was from sales to institutional customers and 38% was from sales to retail customers; this compares to a customer mix in the prior-year quarter of 59% institutional and 41% retail. In comparison with the prior-year results, sales to institutional customers increased 15% in the quarter primarily due to the strong growth of the specialty pharmaceutical business. Sales to retail customers decreased 1% primarily due to our decision to discontinue servicing the large lower margin customer discussed above.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 5% and 6% in 2007 and between 6% and 9% over the next five years. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market.

The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The Specialty Group’s operating revenue grew 34% to $6.1 billion for the six months ended March 31, 2007 from $4.6 billion in the prior-year period. The majority of this Group’s revenue is generated from the

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. During the quarter and six months ended March 31, 2007, the oncology business benefited from a semi-exclusive distribution agreement that it signed with a large biotechnology manufacturer during the second half of fiscal 2006 and the Specialty Group’s Besse Medical business experienced strong growth in the quarter and six months ended March 31, 2007 arising from the distribution of new and existing physician-administered ophthalmology products, the largest of which were introduced in the second half of fiscal 2006. The ABSG growth rate is expected to be in the mid 20% range for the fiscal year ending September 30, 2007 as it will anniversary both the semi-exclusive distribution agreement that it signed with the large biotechnology manufacturer and the introduction of certain ophthalmology products in the second half of fiscal 2007. The Specialty Group also distributes vaccines, plasma and other blood products. The Specialty Group’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since the Specialty Group provides a number of services to or through physicians, any changes to this service channel could result in slower or reduced growth in revenues.

The Company’s operating revenue growth rate was 12% during the six months ended March 31, 2007. Since ABDC has discontinued servicing a large lower margin customer and since ABSG’s growth rate is expected to be in the mid 20% range for the fiscal year ending September 30, 2007 as a result of the factors previously noted above, the Company’s operating revenue growth rate is expected to be less in the second half of the fiscal 2007 when compared to the first half of fiscal 2007 and is expected to range from 9% to 11% for the fiscal year ending September 30, 2007. This estimated growth rate does not include any positive impact that the pending Bellco acquisition may have on the Company’s operating revenue in the second half of fiscal 2007.

Additionally, in March 2007, the U.S. Food and Drug Administration (“FDA”) required a black box warning to be placed on the label of certain anemia drugs. A black box warning is the strongest warning to physicians and patients that severe adverse reactions have been experienced in the use of a product. Expanded warning labels and adverse results in clinical trials or studies may reduce the extent to which physicians will prescribe or administer anemia drugs as well as lead to stricter regulatory or clinical medical guidelines concerning their recommended dosage or use. In addition, the FDA decision prompted some members of Congress to urge reconsideration of Medicare’s reimbursement policy for certain anemia drugs. Currently, CMS permits reimbursement for these drugs for doses that exceed the FDA-recommended limits. CMS is currently reviewing all Medicare policies relating to the administration of these drugs. Changes in medical guidelines for anemia drugs may also impact the availability and extent of reimbursement for these drugs from third party payors, including federal and state governments and private insurance plans. The Company’s future operating revenue growth rate and/or profitability may be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs. Approximately 7% of the Company’s operating revenue for the six months ended March 31, 2007 related to the distribution of anemia-related products, which are distributed by both, ABDC and ABSG. See Part II, Item 1A. (Risk Factors) on page 45 for further details. Future operating revenue growth will also continue to be affected by competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

Pharmaceutical Distribution gross profit of $486.6 million in the quarter ended March 31, 2007 increased 11% from $438.0 million in the prior-year quarter. Pharmaceutical Distribution gross profit of $956.6 million in the six months ended March 31, 2007 increased 15% from $834.5 million in the prior-year period. The increases in gross profit were primarily due to increases in operating revenue, an increase in compensation under our

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

fee-for-service agreements, the growth of our generic programs, and an increase in our inventory appreciation profits. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2007 was 3.23%, as compared to 3.16% in the prior-year quarter. As a percentage of operating revenue, gross profit in the six months ended March 31, 2007 was 3.13%, as compared to 3.07% in the prior-year period. The improvements in the gross profit percentages were largely driven by an increase in ABDC’s gross margin, and were offset in part by a decline in ABSG’s gross margin due to its lower margin distribution businesses growing faster then its higher margin services businesses.

The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $282.7 million in the quarter ended March 31, 2007 increased 8% from $262.0 million in the prior-year quarter due to its revenue growth and the operating costs of our recently acquired companies. As a percentage of operating revenue, operating expenses in the quarter ended March 31, 2007 were 1.87%, as compared to 1.89% in the prior-year quarter. The operating expense percentage declined in the quarter ended March 31, 2007, primarily due to economies of scale realized as a result of the increase in operating revenue and productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program and was partially offset by the operating costs of our recently acquired companies. Pharmaceutical Distribution operating expenses of $558.5 million in the six months ended March 31, 2007 increased 8% from $519.7 million in the prior-year period. As a percentage of operating revenue, operating expenses in the six months ended March 31, 2007 were 1.83%, as compared to 1.91% in the prior-year period. The operating expense percentage declined in the six months ended March 31, 2007, primarily due to economies of scale realized as a result of the increase in ABDC’s and Specialty Group’s operating revenue and productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program, and was partially offset by the operating costs of our recently acquired companies.

Pharmaceutical Distribution operating income of $203.9 million in the quarter ended March 31, 2007 increased 16% from $176.0 million in the prior-year quarter. As a percentage of operating revenue, operating income in the quarter ended March 31, 2007 was 1.35%, as compared to 1.27% in the prior-year quarter. Pharmaceutical Distribution operating income of $398.0 million in the six months ended March 31, 2007 increased 26% from $314.8 million in the prior-year period. As a percentage of operating revenue, operating income in the six months ended March 31, 2007 was 1.30%, as compared to 1.16% in the prior-year period. The operating income percentage increases in the quarter and six months ended March 31, 2007, were due to improvements in the gross profit and operating expense margins, as discussed above.

PharMerica Segment Results

PharMerica operating revenue of $431.4 million for the quarter ended March 31, 2007 increased 5% from $412.7 million in the prior-year quarter. PharMerica operating revenue for the six months ended March 31, 2007 increased 6% to $867.2 million from $821.9 million in the prior-year period. These increases were primarily driven by an increase in Long-Term Care’s operating revenue, which increased 5% to $316.8 million for the quarter ended March 31, 2007 from $300.6 million in the prior year quarter and increased 6% to $634.7 million for the six months ended March 31, 2007 from $597.8 million in the prior-year period. These increases were primarily driven by higher patient acuity, drug price inflation, and an increase in the number of beds served. PMSI’s operating revenue of $114.6 million for the quarter ended March 31, 2007 increased 2% from $112.0 million in the prior year quarter. PMSI’s operating revenue of $232.5 million for the six months ended March 31, 2007 increased 4% from $224.2 million in the prior-year period. These increases were primarily due to the

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

acquisition of PMSI MSA Services and in the quarter ended March 31, 2007, was offset, in part, by a decline in PMSI’s mail order pharmacy business as a result of competitive pressures. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment (including the reimbursement changes that have been implemented pursuant to the MMA, including Medicare Part D, and the DRA) and the pharmaceutical inflation rate.

PharMerica gross profit of $118.0 million for the quarter ended March 31, 2007 increased 4% from $113.4 million in the prior-year quarter. PharMerica gross profit of $240.9 million for the six months ended March 31, 2007 increased 6% from $227.2 million in the prior-year period. These increases were primarily due to an increase in Long-Term Care’s gross profit and in the quarter ended March 31, 2007, was offset, in part, by a decline in PMSI’s gross profit. Long-Term Care gross profit of $92.1 million for the quarter ended March 31, 2007 increased 6% from $86.8 million in the prior year quarter. Long-Term Care gross profit of $186.3 million for the six months ended March 31, 2007 increased 8% from $173.1 million in the prior-year period. These increases were primarily driven by an increase in operating revenue. PMSI gross profit of $26.0 million for the quarter ended March 31, 2007 decreased 2% from $26.6 million in the prior year quarter primarily due to industry competitive pressures surrounding pricing, the impact of which was offset in part by the addition of PMSI MSA Services. PMSI gross profit of $54.6 million for the six months ended March 31, 2007 increased 1% from $54.1 million in the prior-year period primarily due to the addition of PMSI MSA Services, which was substantially offset by a decline in gross profit due to industry competitive pressures surrounding pricing. As a percentage of operating revenue, gross profit in the quarter ended March 31, 2007 was 27.37%, compared to 27.48% in the prior-year quarter. As a percentage of operating revenue, gross profit in the six months ended March 31, 2007 was 27.77%, as compared to 27.64% in the prior-year period. Future gross profit will likely be impacted by industry competitive pressures and continued downward pressure on rates of reimbursement for services provided by both the Long-Term Care and PMSI businesses.

PharMerica operating expenses of $102.7 million for the quarter ended March 31, 2007 increased 6% from $97.2 million in the prior-year quarter, and was driven by an increase in Long-Term Care’s operating expenses. As a percentage of operating revenue, operating expenses increased slightly to 23.81% in the quarter ended March 31, 2007 from 23.56% in the prior-year quarter. PharMerica operating expenses of $206.6 million for the six months ended March 31, 2007 increased 7% from $192.5 million in the prior-year period and was driven by an increase in Long-Term Care’s and PMSI’s operating expenses. As a percentage of operating revenue, operating expenses increased slightly to 23.83% in the six months ended March 31, 2007 from 23.42% in the prior-year period. Long-Term Care operating expenses of $85.3 million for the quarter ended March 31, 2007 increased 7% from $79.9 million in the prior year quarter. Long-Term Care operating expenses of $170.4 million for the six months ended March 31, 2007 increased 6% from $160.3 million in the prior-year period. These increases were primarily due to operating revenue growth and an increase in bad debt expense of $0.8 million and $1.2 million in the quarter and six months ended March 31, 2007, respectively. PMSI operating expenses were $17.4 million for the quarters ended March 31, 2007 and 2006. PMSI operating expenses of $36.2 million for the six months ended March 31, 2007 increased 12% from $32.2 million in the prior-year period. During the first half of fiscal 2007, PMSI incurred additional operating and integration costs associated with the acquisition of PMSI MSA Services and additional costs relating to investments in its information technology infrastructure. In the quarter ended March 31, 2007, these additional costs were offset by a decrease in PMSI’s bad debt expense of $3.3 million and in the six months ended March 31, 2007, these additional costs were offset in part by a decrease in PMSI’s bad debt expense of $3.6 million. The reductions in bad debt expense were achieved primarily due to enhanced customer collection efforts and customer recoveries.

During the next two quarters of fiscal 2007, the Company expects PMSI’s operating expenses to increase by an incremental $3 million to $4 million per quarter relating to costs it will incur to improve its information technology infrastructure and its business operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PharMerica operating income of $15.4 million for the quarter ended March 31, 2007 decreased 5% from $16.2 million in the prior-year quarter. PharMerica operating income of $34.2 million for the six months ended March 31, 2007 decreased 1% from $34.7 million in the prior-year period. These decreases were primarily driven by declines in PMSI’s operating income and in the six months ended March 31, 2007 was substantially offset by an increase in Long-Term Care’s operating income. Long-Term Care operating income of $6.8 million for the quarter ended March 31, 2007 decreased 2% from $6.9 million in the prior-year quarter primarily due to the increase in operating expenses in excess of the increase in gross profit. Long-Term Care operating income of $15.9 million for the six months ended March 31, 2007 increased 23% from $12.9 million in the prior-year period primarily due to the increase in gross profit in excess of the increase in operating expenses. PMSI operating income of $8.6 million for the quarter ended March 31, 2007 decreased 7% from $9.2 million in the prior-year quarter primarily due to the decline in gross profit. PMSI operating income of $18.3 million for the six months ended March 31, 2007 decreased 16% from $21.8 million in the prior-year period primarily due to the increase in its operating expenses, as discussed above. As a percentage of operating revenue, operating income in the quarter ended March 31, 2007 was 3.56%, as compared to 3.92% in the prior-year quarter. As a percentage of operating revenue, operating income in the six months ended March 31, 2007 was 3.95% as compared to 4.22% in the prior-year period. We believe that the operating margins of Long-Term Care and PMSI will continue to be impacted by industry competitive pressures and changes in the regulatory environment.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at March 31, 2007, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,375	$—
$500,000, 5 7/8% senior notes due 2015	497,797	—
Other	2,277	—

Total fixed-rate debt	898,449	—

Variable-Rate Debt:
Blanco revolving credit facility due 2008	55,000	—
Multi-currency revolving credit facility due 2011	246,522	492,774
Receivables securitization facility due 2009	—	500,000
Other	—	3,935

Total variable-rate debt	301,522	996,709

Total debt, including current portion	$1,199,971	$996,709

The Company’s $1.3 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

The $55 million Blanco revolving credit facility, which was scheduled to expire in April 2007, was amended and now expires in April 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 2006, the Company entered into a new $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Company’s senior revolving credit, UK credit and Canadian credit facilities. Interest on borrowings under the Multi-Currency Credit Facility accrues at specified rates based on the Company’s debt rating (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2007). The specified rates are based on the Company’s debt ratings and range from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable. Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company will pay quarterly facility fees to maintain the availability under the Multi-Currency Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (12.5 basis points at March 31, 2007). In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.0 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. These covenants are less restrictive than those under the prior senior revolving credit facility, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

Additionally, in November 2006, the Company amended its receivables securitization facility such that the amount to be made available to the Company was reduced from $700 million to $500 million and the expiration date was extended to November 2009. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee was 35 basis points at March 31, 2007. Additionally, the commitment fee was 12.5 basis points as of March 31, 2007.

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

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, finance acquisitions and fund capital expenditures and routine growth and expansion through new business opportunities. The Company has been and continues to actively evaluate its alternatives to deploy its capital. During the six months ended March 31, 2007, the Company invested $144.6 million on strategic acquisitions (see further details on page 41). The Company continues to expect to pursue strategic acquisitions, such as the pending $235 million acquisition of Bellco, which is currently anticipated to close during the quarter ending June 30, 2007, subject to applicable closing conditions. Additionally, during the six months ended March 31, 2007, the Company used $396.2 million to acquire its common stock. Subsequent to March 31, 2007 and through May 7, 2007, the Company acquired an additional $118.3 million of its common stock. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At March 31, 2007, the Company had $301.5 million of variable-rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at March 31, 2007. The Company

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

had $1.6 billion in cash and cash equivalents and short-term investment securities available-for-sale at March 31, 2007. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents and short-term investment securities available-for-sale would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis-point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

The multinational operations of the Company are exposed to foreign currency and exchange rate risk. From time to time, the Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. During the quarter ended March 31, 2007, the Company’s largest exposures to foreign exchange rates existed primarily with the Canadian Dollar. At March 31, 2007, the Company had no foreign currency derivative contracts outstanding. The company uses derivative instruments to hedge its foreign currency exposures and not for speculative or trading purposes.

The following table illustrates the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at March 31, 2007 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,596,749	$59,467	$167,386	$355,833	$1,014,063
Operating leases	292,137	72,801	105,361	57,183	56,792
Other commitments	1,288,438	228,529	335,359	240,898	483,652

Total	$3,177,324	$360,797	$608,106	$653,914	$1,554,507

The Company has commitments to purchase product from influenza vaccine manufacturers through March 31, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $992.9 million as of March 31, 2007. These influenza vaccine commitments are included in “Other commitments” in the above table.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $149.9 million and is included in “Other commitments” in the above table.

During the six months ended March 31, 2007, the Company’s operating activities provided $710.8 million of cash as compared to $702.6 million in the prior-year period. Cash provided by operations during the six months ended March 31, 2007 was principally the result of net income of $251.7 million, non-cash items of $106.2 million, and an increase in accounts payable, accrued expenses and income taxes of $743.3 million, offset in part by an increase in accounts receivable of $219.5 million and an increase in merchandise inventories of $175.5 million. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 18.7 days in the six months ended March 31, 2007 from 15.8 days in the prior-year period. This increase was largely driven by the continued above-market growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Average days sales outstanding for the PharMerica segment were 50.8 days in the six months ended March 31, 2007 compared to 43.6 days in the prior-year period. The increase in PharMerica’s average days sales outstanding was primarily due to slower reimbursement under Medicare Part D in comparison to prior year’s reimbursement under Medicaid. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in sales and days payable outstanding. The increase in days payable outstanding was due to the favorable timing of payments to our suppliers and due to

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the strong growth of ABSG, which has a higher days payable outstanding ratio than ABDC because certain of its businesses have more favorable payment terms with their suppliers. Although merchandise inventories increased due to the increase in operating revenue, the number of inventory days on hand decreased in comparison to the prior year period. This decrease was primarily due to the benefits of fee-for-service agreements and the strong growth of the Specialty business, which has lower inventory days on hand requirements. Operating cash uses during the six months ended March 31, 2007 included $33.5 million in interest payments and $121.2 million of income tax payments, net of refunds. The Company expects cash provided from operating activities in the second half of fiscal 2007 to be substantially less than the cash provided from operating activities in the first half of fiscal 2007 as net income and non-cash items during the second-half of fiscal 2007 are largely expected to be offset by a net increase in working capital. The Company currently expects cash provided from operating activities in fiscal 2007 to be between $675 million and $775 million.

During the six months ended March 31, 2006, the Company’s operating activities provided $702.6 million of cash as compared to $1.2 billion in the prior-year period. Cash provided by operations during the six months ended March 31, 2006 was principally the result of net income of $226.3 million, non-cash items of $106.0 million, and an increase in accounts payable, accrued expenses and income taxes of $975.1 million, offset by an increase in accounts receivable of $293.4 million and an increase in merchandise inventories of $305.2 million. The increase in accounts payable was primarily a result of our operating revenue increase, additional business days in March 2006 in comparison to September 2005, and the timing of payments to our suppliers. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 12.0 times in the six months ended March 31, 2006 from 9.5 times in the prior-year period. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other agreements, and a reduction in the number of distribution facilities. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 15.8 days in the six months ended March 31, 2006 from 15.5 days in the prior-year period. This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Average days sales outstanding for the PharMerica segment were 43.6 days in the six months ended March 31, 2006 compared to 39.1 days in the prior-year period. The increase in PharMerica’s average days sales outstanding was primarily related to changes made by PharMerica related to the implementation of Medicare Part D under the MMA. Operating cash uses during the six months ended March 31, 2006 included $28.6 million in interest payments and $53.8 million of income tax payments, net of refunds.

Capital expenditures for the six months ended March 31, 2007 were $57.4 million and related principally to improving our information technology infrastructure, investments in warehouse expansions primarily at ABSG and equipment investments made primarily by ABPG. The Company estimates that it will spend approximately $100 million to $125 million for capital expenditures during fiscal 2007.

Capital expenditures for the six months ended March 31, 2006 were $60.1 million and related principally to the construction of a new distribution facility for ABDC, information technology and warehouse automation.

In October 2006, the Company acquired Health Advocates, a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.8 million. Health Advocates was renamed PMSI MSA Services, Inc. and operates under PMSI, the Company’s workers’ compensation business. In October 2006, the Company acquired IgG, a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”), for $37.2 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. In November 2006, the Company acquired AMD, a Canadian company that provides services including reimbursement support, and nursing support services, for $12.5 million. Additionally, during the six months ended March 31, 2007, in connection with its fiscal 2006 acquisition

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of Brecon, the Company made a contingent payment in the amount of $7.6 million to the former owners of Brecon. The Company also made payments of $3.6 million in the six months ended March 31, 2007 related primarily to certain prior period acquisition adjustments.

During the six months ended March 31, 2006, the Company acquired Trent for a purchase price of $81.1 million, NMCR for a purchase price of $86.6 million, Brecon for a purchase price of $50.2 million, and Asenda for a purchase price of $18.2 million.

Net cash used in investing activities in the six months ended March 31, 2007 included purchases of short-term investment securities of $2.8 billion and proceeds from the sale of short-term investment securities of $2.0 billion. These short-term investment securities primarily consisted of commercial paper and tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income.

Net cash used in investing activities in the six months ended March 31, 2006 included purchases of short-term investment securities of $1.8 billion, proceeds from the sale of short-term investment securities of $1.3 billion, and proceeds of $28.1 million from two sale-leaseback transactions entered into by the Company with financial institutions.

As previously discussed on page 39, during the six months ended March 31, 2007, the Company entered into a new Multi-Currency Revolving Credit Facility, which replaced the senior revolving credit, UK credit and Canadian credit facilities. Net borrowings under the Multi-Currency Revolving Credit Facility during the six months ended March 31, 2007 were $107.8 million and were used primarily to fund Canadian acquisition costs, to fund approximately one-half of the Brecon contingent payment, and for ABCC working capital requirements.

Cash provided by financing activities during the six months ended March 31, 2006 included $124.9 million of net borrowings under the Canadian credit facility and the UK credit facility, both of which were originally entered into in connection with the Trent and Brecon acquisitions, respectively.

During the six months ended March 31, 2007, the Company purchased 8.7 million shares of its common stock for a total of $396.2 million. As of March 31, 2007, the Company had $386.6 million of availability remaining under its outstanding share repurchase program. Subsequent to March 31, 2007 and through May 7, 2007, the Company purchased an additional 2.3 million shares of its common stock for a total of $118.3 million. During the six months ended March 31, 2006, the Company purchased 3.3 million shares of its common stock for a total of $132.2 million.

Effective as of November 9, 2006, the Company’s board of directors increased the quarterly dividend by 100% and declared a dividend of $0.05 per share. The Company anticipates that it will continue to pay quarterly dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plan to consolidate its distribution network. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: competitive pressures; the loss of one or more key customer or supplier relationships; customer defaults or insolvencies; changes in customer mix; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes (including increased government regulation of the pharmaceutical supply channel); changes in U.S. government policies (including reimbursement changes arising from federal legislation, including the Medicare Modernization Act and the Deficit Reduction Act of 2005); changes in regulatory or clinical medical guidelines and/or reimbursement practices for the pharmaceuticals we distribute; price inflation in branded pharmaceuticals and price deflation in generics; declines in the amounts of market share rebates offered by pharmaceutical manufacturers to the PharMerica Long-Term Care business, declines in the amounts of rebates that the PharMerica Long-Term Care business can retain, and/or the inability of the business to offset the rebate reductions that have already occurred or any rebate reductions that may occur in the future; any disruption to or other adverse effects upon the PharMerica Long-Term Care business caused by the announcement of the Company’s agreement to combine the PharMerica Long-Term Care business with the institutional pharmacy business of Kindred Healthcare, Inc. into a new public company that will be owned 50% by the Company’s shareholders (the “PharMerica LTC Transaction”); the inability of the Company to successfully complete the PharMerica LTC Transaction; fluctuations in market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar—Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; changes in tax legislation or adverse resolution of challenges to our tax positions; and other economic, business, competitive, legal, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act of 1934.

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2007 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

During the fiscal quarter ended September 30, 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The outsourced services primarily include management of applications and hardware as well as systems design and development. The Company retains responsibility and authority for application selection, hardware selection, technology strategy and standards for technology use. Management has implemented, and has overseen the implementation by IBM Global Services, of controls over the outsourced activities that management believes were adequate to ensure that the outsourcing did not materially affect internal control over financial reporting during the fiscal quarter ended March 31, 2007.

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

The healthcare industry is highly regulated at the federal and state level. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or have proposed laws and regulations, including laws and regulations obligating pharmaceutical distributors to provide prescription drug pedigrees, that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. In order to comply with the Florida requirements, we implemented an e-pedigree system at our distribution center in Florida that required significant capital outlays. Other states are considering laws and regulations that would require us to implement pedigree capabilities in those other states similar to the pedigree capabilities implemented for Florida. Effective January 1, 2009, California will require the implementation of costly track and trace chain of custody technologies, such as radio frequency identification (RFID) technologies. At the federal level, the FDA issued final regulations pursuant to the Pharmaceutical Drug Marketing Act that became effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of certain provisions of the regulations in response to a case initiated by secondary distributors. On February 1, 2007, HHS and the FDA appealed this decision to the 2nd Circuit Court of Appeals. We cannot predict the ultimate outcome of this legal proceeding.

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

ABSG’s business may be adversely affected in the future by changes in Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since ABSG provides a number of services to or through physicians, this could result in slower growth or lower revenues for ABSG.

The Company’s operating revenue growth rate could be negatively impacted in the future by any reduction in the use of certain anemia drugs or decrease in Medicare reimbursement for these drugs. In March 2007, the

U.S. Food and Drug Administration (“FDA”) required a black box warning to be placed on the label of certain anemia drugs. A black box warning is the strongest warning that severe adverse reactions have been experienced in the use of a product. Expanded warning labels and adverse results in clinical trials or studies may reduce the extent to which physicians will prescribe or administer these anemia drugs as well as lead to stricter regulatory or clinical medical guidelines concerning their recommended dosage or use. In addition, the FDA decision prompted some members of Congress to urge reconsideration of Medicare’s reimbursement policy for certain anemia drugs. Currently, CMS permits reimbursement for these drugs for doses that exceed the FDA-recommended limits. CMS is currently reviewing all Medicare policies relating to the administration of these drugs. Any changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues for the Company.

Long-Term Care receives rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that their respective products will be dispensed. CMS continues to question pharmacies’ receipt of discounts, rebates, and other price concessions from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit. In a final “Call Letter” for the 2007 calendar year, CMS indicated it will require Part D Plans to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. Especially where such rebates exist, CMS instructs Part D Plans to require pharmacies to disclose to the Part D Plans any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS has issued guidelines regarding the information that CMS will require from Part D Plans concerning rebates received by long-term care pharmacies for 2007, and has proposed draft guidelines for 2008 regarding the reporting of rebate and non-rebate discounts and other forms of remuneration provided to long-term care pharmacies. It is possible that these disclosure requirements and other conditions imposed by CMS could have an adverse effect on our business and results of operations. Our business could be adversely affected if CMS should take any action that has the effect of eliminating or significantly reducing the rebates that we receive from manufacturers.

The DRA is intended to reduce net Medicare and Medicaid spending by approximately $11 billion over the next four to five years. DRA provisions could reduce payments to Long-Term Care customers. Among other things, the DRA will reduce certain bad debt payments to Medicare skilled nursing facilities and strengthen asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. In addition, new rules that became effective on January 1, 2007 may decrease Medicaid pharmacy reimbursement for multiple-source drugs by changing the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price. In addition, on December 22, 2006, CMS issued a proposed rule to establish a new calculation for multiple source drugs that is based on 250 percent of the lowest average manufacturer price. The DRA requires a final Medicaid drug payment rule by July 1, 2007. Moreover, on February 5, 2007, President Bush issued the proposed fiscal year 2008 budget which would, among other things, further reduce the federal upper limit reimbursement for multiple source drugs to 150 percent of the average manufacturer price of the lowest priced drug in the group, and allow states to use private sector formulary management techniques to leverage greater discounts through negotiations with drug manufacturers. In addition, the President’s budget proposal would impact Medicare reimbursement to skilled nursing facilities and includes a provision to freeze Medicare payments for fiscal year 2008. On January 18, 2007, CMS also issued a proposed rule that would reduce Medicaid payments by $3.87 billion over five years by reducing reimbursements to governmentally-operated nursing facilities and other providers and restricting certain state financing arrangements. There can be no assurance that the changes under the DRA or future legislation or regulations will not have an adverse impact on our business. We are continuing to work with our customers and the regulatory agencies in reviewing the specific details of these proposals. We are currently developing plans to mitigate the potential impact of these changes. If we fail to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of the DRA and any future legislation or regulation could adversely affect our results of operations.

First DataBank, Inc. (“First DataBank”) publishes drug databases that contain drug information and pricing data. The pricing data includes average wholesale price, or AWP, which is a pricing benchmark widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers. AWP is also used to establish the pricing of pharmaceuticals to certain of our pharmaceutical distribution customers in Puerto Rico. In October 2006, First DataBank agreed to a proposed settlement in a legal proceeding that would require First DataBank to stop publishing AWP two years after the settlement becomes effective, unless a competitor of First DataBank is publishing AWP at that future time. The settlement would also require First DataBank to change the way it calculates AWP during the two-year interim period. The proposed settlement is subject to several contingencies and has not yet received final approval by the court. We continue to evaluate the potential impact that it could have on the business of our customers and our business. There can be no assurance that the settlement, if approved, would not have an adverse impact on the business of our customers and/or our business.

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

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	765,119	$45.82	765,119	$386,591,957
February 1 to February 28	—	—	—	$386,591,957
March 1 to March 31	—	—	—	$386,591,957

Total	765,119	$45.82	765,119	$386,591,957

a)	In August 2006, the Company announced a program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. As of March 31, 2007, the Company had $386.6 million remaining under this program for which there is no expiration date.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 16, 2007 in Philadelphia, Pennsylvania. At the meeting, the stockholders of the Company were asked to vote upon the following matters and cast their votes as set forth below.

Election of Directors. The three nominees each were elected to a three-year term expiring in 2010 by the following vote:

Nominee	For	Withheld
Edward E. Hagenlocker	165,710,830	1,834,260
Kurt J. Hilzinger	166,053,133	1,491,957
Henry W. McGee	166,043,398	1,501,692

Directors whose term of office continued after the Annual Meeting were: Rodney H. Brady, Charles H. Cotros, Jane E. Henney, M.D. and R. David Yost, each of whose terms expire in 2008; and Richard C. Gozon, Michael J. Long, and J. Lawrence Wilson, each of whose terms expire in 2009.

Independent Registered Public Accountants. The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2007 was ratified by the following vote:

Nominee	For	Withheld
Ernst & Young LLP	164,813,231	2,731,859

ITEM 6.	Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 8, 2007	/s/ R. DAVID YOST
R. David Yost Chief Executive Officer

May 8, 2007	/s/ MICHAEL D. DICANDILO
Michael D. DiCandilo Executive Vice President and Chief Financial Officer