Form 10-Q
period 2007-06-30
AMERISOURCEBERGEN CORP
filed 2007-08-08
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2007 was 180,174,659.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$487,009	$1,261,268
Short-term investment securities available-for-sale	954,200	67,840
Accounts receivable, less allowances for returns and doubtful accounts: $409,637 at June 30, 2007 and $406,624 at September 30, 2006	3,549,026	3,427,139
Merchandise inventories	4,129,002	4,422,055
Prepaid expenses and other	30,944	32,105

Total current assets	9,150,181	9,210,407

Property and equipment, at cost:
Land	35,666	35,993
Buildings and improvements	257,821	251,321
Machinery, equipment and other	592,367	536,621

Total property and equipment	885,854	823,935
Less accumulated depreciation	356,867	314,189

Property and equipment, net	528,987	509,746

Other assets:
Goodwill	2,738,455	2,588,712
Intangibles, deferred charges and other	473,597	475,055

Total other assets	3,212,052	3,063,767

TOTAL ASSETS	$12,891,220	$12,783,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,887,324	$6,499,264
Accrued expenses and other	393,658	403,911
Current portion of long-term debt	621	1,560
Accrued income taxes	75,839	74,607
Deferred income taxes	483,452	479,846

Total current liabilities	7,840,894	7,459,188

Long-term debt, net of current portion	1,212,935	1,093,931
Other liabilities	101,552	89,644
Stockholders’ equity:
Common stock, $ 0.01 par value—authorized: 600,000,000 shares; issued and outstanding: 237,806,646 shares and 180,805,277 shares at June 30, 2007, respectively, and 235,392,882 shares and 196,350,532 shares at September 30, 2006, respectively	2,378	2,354
Additional paid-in capital	3,574,252	3,466,944
Retained earnings	2,404,288	2,051,212
Accumulated other comprehensive loss	(9,371)	(15,303)
Treasury stock, at cost: 57,001,369 shares at June 30, 2007 and 39,042,350 shares at September 30, 2006	(2,235,708)	(1,364,050)

Total stockholders’ equity	3,735,839	4,141,157

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,891,220	$12,783,920

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Operating revenue	$15,391,609	$14,446,280	$46,371,909	$42,031,309
Bulk deliveries to customer warehouses	1,054,319	1,240,035	3,311,953	3,528,832

Total revenue	16,445,928	15,686,315	49,683,862	45,560,141
Cost of goods sold	15,848,705	15,129,136	47,885,553	43,913,821

Gross profit	597,223	557,179	1,798,309	1,646,320
Operating expenses:
Distribution, selling and administrative	359,877	346,394	1,080,205	1,017,366
Depreciation	19,611	18,767	55,497	54,276
Amortization	4,668	3,260	13,631	8,987
Facility consolidations, employee severance, and other	3,496	(86)	9,654	12,318

Operating income	209,571	188,844	639,322	553,373
Other loss (income)	3,516	87	3,958	(4,956)
Interest expense (income), net	6,325	(584)	24,357	13,272

Income from continuing operations before income taxes	199,730	189,341	611,007	545,057
Income taxes	69,822	69,873	229,416	199,023

Income from continuing operations	129,908	119,468	381,591	346,034
Loss from discontinued operations, net of tax (Note 4)	—	—	—	298

Net income	$129,908	$119,468	$381,591	$345,736

Earnings per share:
Basic:
Continuing operations	$0.70	$0.58	$2.02	$1.67
Discontinued operations	—	—	—	—

Net income	$0.70	$0.58	$2.02	$1.67

Diluted:
Continuing operations	$0.69	$0.58	$1.99	$1.65
Discontinued operations	—	—	—	—

Net income	$0.69	$0.58	$1.99	$1.65

Weighted average common shares outstanding:
Basic	185,172	204,830	188,795	207,061
Diluted	187,951	207,335	191,590	209,503
Cash dividends declared per share of common stock	$0.05	$0.025	$0.15	$0.075

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
(in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$381,591	$345,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	61,664	59,976
Amortization, including amounts charged to interest expense	17,461	11,903
Provision on accounts receivable	29,781	32,362
Provision for deferred income taxes	11,120	49,204
Share-based compensation	18,295	11,512
Other expense (income)	994	(4,956)
Loss (gain) on disposal of property and equipment	220	(20,384)
Loss on sales of discontinued operations	—	468
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(129,558)	(447,740)
Merchandise inventories	299,920	(422,937)
Prepaid expenses and other assets	3,677	(3,551)
Accounts payable, accrued expenses and income taxes	382,146	1,273,582
Other	3,016	(500)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,080,327	884,675

INVESTING ACTIVITIES
Capital expenditures	(83,700)	(89,174)
Cost of acquired companies, net of cash acquired	(169,475)	(248,718)
Proceeds from sales of property and equipment	6,443	45,799
Proceeds from sale-leaseback transactions	—	28,143
Proceeds from sales of other assets	4,852	7,582
Purchases of investment securities available-for-sale	(5,118,543)	(1,899,182)
Proceeds from sale of investment securities available-for-sale	4,232,183	2,225,017

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,128,240)	69,467

FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	103,679	123,817
Deferred financing costs and other	(2,157)	(2,610)
Purchases of common stock	(888,390)	(505,964)
Exercises of stock options, including excess tax benefits of $18,723 and $18,818 in fiscal 2007 and 2006, respectively	89,958	115,714
Cash dividends on common stock	(28,515)	(15,570)
Purchases of common stock for employee stock purchase plan	(921)	(1,037)

NET CASH USED IN FINANCING ACTIVITIES	(726,346)	(285,650)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(774,259)	668,492
Cash and cash equivalents at beginning of period	1,261,268	966,553

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$487,009	$1,635,045

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the interim periods ended June 30, 2007 and 2006 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

Certain reclassifications have been made to prior year amounts in order to conform to the current-year presentation. The Company’s consolidated statement of cash flows for the nine months ended June 30, 2006 reflects reclassifications of net purchases of short-term investment securities of $23.3 million as a decrease to both net cash provided by investing activities and the cash and cash equivalents balance as of June 30, 2006.

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

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payers primarily within the workers’ compensation industry, for $83.8 million. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and operates under PMSI, the Company’s workers’ compensation business within the PharMerica reporting segment. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s PMSI business the ability to provide its customers with a fully integrated Medicare set-aside solution. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $74.3 million, which was allocated to goodwill. Intangible assets acquired of $9.7 million primarily consist of customer relationships of $9.5 million, which are being amortized over their weighted average life of 6 years.

In October 2006, the Company acquired I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”), for $37.2 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. The addition of IgG supports the Company’s strategy of building its specialty pharmaceutical services to manufacturers. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $20.4 million, which was allocated to goodwill. Intangible assets acquired of $11.6 million consist of tradename of $3.3 million, non-compete agreements of $2.6 million and customer relationships of $5.7 million. Non-compete agreements and customer relationships are being amortized over their weighted average lives of 5 years and 7 years, respectively.

In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company, for $12.5 million. AMD provides services, including reimbursement support, third-party logistics and nursing support services, to manufacturers of specialty pharmaceuticals such as injectable and biological therapies. The acquisition of AMD expands the Company’s specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada Corporation. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $11.0 million, which was allocated to goodwill. Intangible assets acquired of $2.9 million primarily consist of tradename of $1.5 million and non-compete agreements of $0.9 million. Non-compete agreements are being amortized over their weighted average lives of 5 years.

In December 2006, in connection with its fiscal 2006 acquisition of Brecon Pharmaceuticals Limited (“Brecon”), the Company made a contingent payment in the amount of $7.6 million to the former owners of Brecon. The Company also made payments of $3.2 million in the nine months ended June 30, 2007 related to certain other prior period acquisitions.

In March 2007, the Company entered into an agreement to acquire Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of approximately $235 million in cash. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. In April 2007, the parties filed Hart-Scott-Rodino pre-merger notifications with the Federal Trade Commission and have

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

cleared the requisite 30-day waiting period. On or about May 3, 2007, the Company was advised by Bellco that the Drug Enforcement Administration (“DEA”) has suspended the license of Bellco Drug Corp. to distribute controlled substances and listed chemicals. Bellco Drug Corp. is the Bellco entity engaged in pharmaceutical distribution in the Metro New York City area and national distribution of generic pharmaceuticals. The Company was advised by Bellco that DEA expressed concerns about sales of controlled substances, including hydrocodone, by Bellco Drug Corp. to internet pharmacies, among other things. On or about June 27, 2007, the Company was advised by Bellco that it had finalized a settlement with DEA. It is our understanding that the terms of Bellco’s settlement required Bellco, among other things, to implement procedures and controls relating to the distribution of controlled substances and listed chemicals and allowed Bellco to resume distribution of controlled substances and listed chemicals to its pharmaceutical distribution customers in July 2007 under a specific procedure agreed-upon by Bellco with DEA. As a result of the DEA action and Bellco’s settlement with DEA, the Company believes that Bellco currently cannot meet the conditions necessary to obligate the Company to close the acquisition. The Company’s management is considering the consequences of the DEA action and the settlement with a view towards determining the extent to which any changes to the acquisition terms and conditions under which the parties would agree to proceed with the closing are appropriate. Subject to reaching agreement with the owners of Bellco on such changes, the Company currently expects to complete the acquisition by September 30, 2007. There can be no assurance that the parties will reach agreement on satisfactory terms and conditions to closing and, therefore, no assurance that the acquisition of Bellco will be completed by September 30, 2007 or thereafter.

In April 2007, the Company acquired Xcenda LLC (“Xcenda”) for a purchase price of $25.2 million. Xcenda will enhance AmerisourceBergen Specialty Group’s consulting business within its existing manufacturer services businesses and provide additional capabilities within pharmaceutical brand services, applied health outcomes and biopharma strategies. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The Company is currently working with a third-party appraisal firm to assist management in determining the fair values of the intangible assets acquired.

Pro forma results of operations for the aforementioned acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Note 3.	Divestiture of PharMerica Long-Term Care

On July 31, 2007, the Company and Kindred Healthcare, Inc. (“Kindred”) completed the spin-offs and subsequent combination of their institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). The transaction was completed pursuant to the terms of a master transaction agreement signed by the Company and Kindred in October 2006. At closing, PharMerica Long-Term Care and KPS each borrowed $125 million and provided a one-time distribution back to their parent companies. The cash distribution was tax-free to the Company. The institutional pharmacy businesses were then spun off to the stockholders of their respective parent companies, followed immediately by the merger of PharMerica LTC and KPS into subsidiaries of PMC, which resulted in the Company’s and Kindred’s stockholders each owning approximately 50 percent of PMC. The Company’s stockholders received 0.0833752 shares of PMC common stock for each share of AmerisourceBergen common stock owned and Kindred’s stockholders received 0.3660241 shares of PMC common stock for each share of Kindred common stock owned. The distribution of PMC shares was registered pursuant to an S-4/S-1 Registration Statement filed with the Securities and Exchange Commission that was declared effective prior to the closing. The transaction was tax-free to the stockholders of both the Company and Kindred.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

PMC’s headquarters are located in Louisville, Kentucky, with a major customer support center in Tampa, Florida. At closing, in accordance with the terms of the master transaction agreement, the Company entered into a pharmaceutical distribution agreement with the new company and Kindred entered into an agreement to provide information systems and support services to the new company. Kindred and the Company also entered into agreements with the new company for the provision of certain transition services for a limited transition period following consummation of the transaction. Based upon pro forma revenues of PharMerica Long-Term Care and KPS for the year ended December 31, 2006, the new company is the second largest in the institutional pharmacy services market, with annual revenues of approximately $1.9 billion and a customer base of approximately 330,000 licensed beds in over 40 states.

The spin-off did not include PMSI, the Company’s workers’ compensation business, which is also reported in the PharMerica segment. When the Company reports its fiscal fourth quarter 2007 and fiscal 2007 operating results, its historical financials will be restated to reflect the PharMerica Long-Term Care business as a discontinued operation. Additionally, PMSI’s operating results will be reported within a new reporting segment, which will be referred to as Other.

Note 4.	Discontinued Operations

In fiscal 2005, the Company sold substantially all of the assets of Bridge Medical, Inc. (“Bridge”) and Rita Ann Distributors (“Rita Ann”), both components of its Pharmaceutical Distribution reportable segment. During the nine months ended June 30, 2006, the Company recorded additional adjustments, net of tax, relating to the sales of Bridge and Rita Ann.

Note 5.	Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2007 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total
Goodwill at September 30, 2006	$2,316,800	$271,912	$2,588,712
Goodwill recognized in connection with acquisitions (see Note 2)	74,402	75,341	149,743

Goodwill at June 30, 2007	$2,391,202	$347,253	$2,738,455

Following is a summary of other intangible assets (in thousands):

	June 30, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles—trade names	$270,319	$—	$270,319	$263,202	$—	$263,202
Finite-lived intangibles:
Customer relationships	111,391	(37,090)	74,301	88,078	(27,225)	60,853
Other	32,560	(19,738)	12,822	26,758	(15,643)	11,115

Total other intangible assets	$414,270	$(56,828)	$357,442	$378,038	$(42,868)	$335,170

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Amortization expense for other intangible assets was $13.6 million and $9.0 million in the nine months ended June 30, 2007 and 2006, respectively. Amortization expense for other intangible assets is estimated to be $18.3 million in fiscal 2007, $15.2 million in fiscal 2008, $13.7 million in fiscal 2009, $12.9 million in fiscal 2010, $11.9 million in fiscal 2011, and $28.6 million thereafter.

Note 6.	Debt

Debt consisted of the following (in thousands):

	June 30, 2007	September 30, 2006
Blanco revolving credit facility at 5.84% and 5.94%, respectively, due 2008	$55,000	$55,000
Receivables securitization facility due 2009	—	—
Multi-currency revolving credit facility at 5.17% due 2011	260,325	—
Canadian revolving credit facility	—	113,506
UK revolving credit facility	—	28,085
$400,000, 5 5/8% senior notes due 2012	398,438	398,250
$500,000, 5 7/8% senior notes due 2015	497,846	497,698
Other	1,947	2,952

Total debt	1,213,556	1,095,491
Less current portion	621	1,560

Total, net of current portion	$1,212,935	$1,093,931

In November 2006, the Company entered into a new $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Company’s senior revolving credit, UK credit and Canadian credit facilities. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2007). The specified rates are based on the Company’s debt ratings and range from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable. Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (12.5 basis points at June 30, 2007). In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.0 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. These covenants are less restrictive than those under the prior senior revolving credit facility, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

Additionally, in November 2006, the Company amended its receivables securitization facility such that the amount to be made available to the Company was reduced from $700 million to $500 million and the expiration date was extended to November 2009. Interest rates are based on prevailing market rates for short-term

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee was 35 basis points at June 30, 2007. Additionally, the commitment fee on any unused credit was 12.5 basis points at June 30, 2007.

In April 2007, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2008. The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at June 30, 2007 because the Company has both the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (50 basis points over LIBOR at June 30, 2007). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (12.5 basis points at June 30, 2007).

Note 7.	Stockholders’ Equity and Earnings Per Share

In November 2006, the Company’s board of directors increased the quarterly dividend by 100%. In November 2005, the Company’s board of directors declared a 100% increase in the Company’s quarterly dividend and declared a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005.

In May 2007, the Company’s board of directors authorized the Company to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. During the three months ended June 30, 2007, the Company purchased 2.4 million shares of its common stock under this program for a total of $119.8 million. As of June 30, 2007, the Company had $730.3 million of availability remaining under the share repurchase program. In July 2007, the Company purchased an additional 1.2 million shares of its common stock under this share repurchase program for a total of $56.6 million. On August 2, 2007, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction to immediately purchase 5.4 million shares of its common stock from a financial institution at a price of $45.91 per share for a total of $250 million. The financial institution will subsequently purchase an equivalent number of these shares in the open market. The price paid by the Company to purchase the 5.4 million shares is subject to adjustment to reflect the actual cost of the shares acquired in the open market. Subsequent to the ASR transaction, the Company had approximately $424 million of availability remaining on its $850 million repurchase program.

In August 2006, the Company’s board of directors authorized the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the three months ended June 30, 2007, the Company purchased 7.6 million shares of its common stock under this program for a total of $386.7 million, which completed this program. During the nine months ended June 30, 2007, the Company purchased 15.6 million shares of its common stock under this program for a total of $750.0 million.

In May 2005, the Company’s board of directors authorized the Company to purchase $450 million of its outstanding shares of common stock. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. In October 2006, the Company purchased 35 thousand shares of its common stock for a total of $1.6 million to complete this program.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Basic earnings per share are computed on the basis of the weighted average number of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options and restricted stock.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2007	2006	2007	2006
Income from continuing operations	$129,908	$119,468	$381,591	$346,034

Weighted average common shares outstanding—basic	185,172	204,830	188,795	207,061
Effect of dilutive securities—stock options and restricted stock	2,779	2,505	2,795	2,442

Weighted average common shares outstanding—diluted	187,951	207,335	191,590	209,503

Note 8.	Defined Benefit Plans

The following table illustrates the pension expense and postretirement benefit expense recorded by the Company:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2007	2006	2007	2006
Pension expense	$94	$1,858	$2,906	$5,663
Postretirement benefit expense	71	303	486	908

The Company contributed $4.2 million and $9.3 million to its funded plans during the nine months ended June 30, 2007 and 2006, respectively.

Note 9.	Facility Consolidations, Employee Severance, and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. In fiscal 2006, the Company completed the outsourcing of a significant portion of its information technology activities as part of the integration plan. The plan, which is now complete, included building six new facilities and closing 31 facilities. The Company closed two facilities in fiscal 2007 to complete the plan and now has 26 distribution facilities in the U.S.

During the three and nine months ended June 30, 2007, the Company incurred costs relating to the spin-off of its PharMerica long-term care business (see Note 3 for further information).

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance, and other for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Facility consolidations and employee severance	$2,059	$(1,862)	$4,695	$2,286
Information technology transition costs	519	481	1,481	8,737
Costs relating to the long-term care business transaction	782	1,295	6,442	1,295
Loss (gain) on sale of assets	136	—	(2,964)	—

Total facility consolidations, employee severance, and other	$3,496	$(86)	$9,654	$12,318

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In March 2007, the Company sold certain retail pharmacy assets of its Long-Term Care business and, as a result, recognized a gain of $3.0 million.

Facility consolidations and employee severance during the three and nine months ended June 30, 2006 included a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California, and a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999 (see Bergen Brunswig Matter under Note 10 for further information).

As of June 30, 2007, approximately 450 employees had received termination notices as a result of fiscal 2007 and 2006 integration-related initiatives, all of whom have been terminated. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2006 to June 30, 2007 related to the integration plan discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2006	$22,233	$9,131	$31,364
Expense recorded during the period	2,963	9,655	12,618
Payments made during the period	(3,547)	(9,020)	(12,567)

Balance as of June 30, 2007	$21,649	$9,766	$31,415

The employee severance balance set forth in the above table as of June 30, 2007 includes an accrual for the Bergen Brunswig Matter as described in Note 10 below.

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

Bridge Medical Matter

In March 2004, the former stockholders of Bridge Medical, Inc. (“Bridge”) commenced an action against the Company in the Court of Chancery of the State of Delaware claiming that they were entitled to payment of certain contingent purchase price amounts that were provided under the terms of agreement under which the Company acquired Bridge in January 2003. In July 2005, the Company sold substantially all of the assets of Bridge. The contingent purchase price amounts at issue were conditioned upon the achievement by Bridge of certain earnings levels in calendar 2003 and calendar 2004 (collectively, the “Earnout Period”). The maximum amount that was payable in respect of calendar 2003 was $21 million and the maximum amount that was payable in respect of calendar 2004 was $34 million. The former stockholders of Bridge allege (i) that the Company did not properly adhere to the terms of the acquisition agreement in calculating that no contingent purchase price amounts were due and (ii) that the Company breached certain obligations to assist the Bridge sales force and promote the Bridge bedside point-of-care patient safety product during the Earnout Period and that such breaches prevented Bridge from obtaining business that Bridge otherwise would have obtained. On May 1, 2007, the Court of Chancery denied the majority of the Company’s motion for summary judgment against the plaintiffs. The trial of this case and post-trial briefing were completed during May and June 2007. The Company is now awaiting the decision of the Court of Chancery. The Company cannot predict the outcome of this case at this time.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Drug Enforcement Administration Matter

On April 24, 2007, the Drug Enforcement Administration (the “DEA”) of the U.S. Department of Justice imposed an Order to Show Cause and Immediate Suspension on the Company’s Orlando, Florida distribution center’s license to distribute controlled substances and listed chemicals. The DEA asserted that the Company did not maintain effective controls against diversion of controlled substances, including hydrocodone, to certain internet pharmacies from January 1, 2006 through January 31, 2007. On April 26, 2007, the DEA partially lifted the suspension to permit the Company to distribute controlled substances and listed chemicals to hospitals, clinics, the Department of Defense and certain other entities from its Orlando distribution center. On June 22, 2007, the Company signed an agreement with the DEA, which is expected to lead to the reinstatement of its Orlando, Florida distribution center’s suspended license to distribute controlled substances and listed chemicals to its retail customers on August 25, 2007. As required by the agreement, the Company implemented an enhanced and more sophisticated order monitoring program in all of its AmerisourceBergen Drug Corporation distribution centers by June 30, 2007. The Company has undergone several DEA inspections of the new program. The Company anticipates it will pass all of the DEA inspections and, as a result, its Orlando, Florida distribution center’s license will be reinstated as of August 25, 2007. While the Company expects to comply with all of the DEA’s requirements, there can be no assurance that its Orlando, Florida license will be reinstated as of August 25, 2007, or that the DEA will not require further controls against the diversion of controlled substances in the future.

Note 11.	Antitrust Litigation Settlements

During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the three months ended June 30, 2007 and 2006, the Company recognized gains of $31.9 million and $4.6 million, respectively, relating to the above-mentioned class action lawsuits. During the nine months ended June 30, 2007 and 2006, the Company recognized gains of $35.6 million and $32.0 million, respectively. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

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

The following tables illustrate reportable segment information for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Revenue
	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Pharmaceutical Distribution	$15,194,513	$14,233,624	$45,771,684	$41,459,337
PharMerica	423,273	424,026	1,290,518	1,245,969
Intersegment eliminations	(226,177)	(211,370)	(690,293)	(673,997)

Operating revenue	15,391,609	14,446,280	46,371,909	42,031,309
Bulk deliveries to customer warehouses	1,054,319	1,240,035	3,311,953	3,528,832

Total revenue	$16,445,928	$15,686,315	$49,683,862	$45,560,141

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income
	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Pharmaceutical Distribution	$169,010	$156,718	$567,053	$471,545
PharMerica	12,138	27,483	46,361	62,161
Facility consolidations, employee severance, and other	(3,496)	86	(9,654)	(12,318)
Gain on antitrust litigation settlements	31,919	4,557	35,562	31,985

Operating income	209,571	188,844	639,322	553,373
Other loss (income)	3,516	87	3,958	(4,956)
Interest expense (income), net	6,325	(584)	24,357	13,272

Income from continuing operations before income taxes	$199,730	$189,341	$611,007	$545,057

Segment operating income is evaluated before other loss (income); interest expense (income), net; facility consolidations, employee severance, and other; and gain on antitrust litigation settlements. All corporate office expenses are allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8 % senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2007 and September 30, 2006, statements of operations for the three and nine months ended June 30, 2007 and 2006, and statements of cash flows for the nine months ended June 30, 2007 and 2006.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$368,835	$49,153	$69,021	$—	$487,009
Short-term investment securities	954,200	—	—	—	954,200
Accounts receivable, net	810	1,318,946	2,229,270	—	3,549,026
Merchandise inventories	—	3,989,301	139,701	—	4,129,002
Prepaid expenses and other	84	26,978	3,882	—	30,944

Total current assets	1,323,929	5,384,378	2,441,874	—	9,150,181
Property and equipment, net	—	504,192	24,795	—	528,987
Goodwill	—	2,617,576	120,879	—	2,738,455
Intangibles, deferred charges and other	15,428	429,996	28,173	—	473,597
Intercompany investments and advances	3,049,321	4,628,144	(1,830,272)	(5,847,193)	—

Total assets	$4,388,678	$13,564,286	$785,449	$(5,847,193)	$12,891,220

Current liabilities:
Accounts payable	$—	$6,724,640	$162,684	$—	$6,887,324
Accrued expenses and other	(243,445)	704,947	7,995	—	469,497
Current portion of long-term debt	—	126	495	—	621
Deferred income taxes	—	484,728	(1,276)	—	483,452

Total current liabilities	(243,445)	7,914,441	169,898	—	7,840,894
Long-term debt, net of current portion	896,284	260	316,391	—	1,212,935
Other liabilities	—	93,527	8,025	—	101,552
Total stockholders’ equity	3,735,839	5,556,058	291,135	(5,847,193)	3,735,839

Total liabilities and stockholders’ equity	$4,388,678	$13,564,286	$785,449	$(5,847,193)	$12,891,220

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,125,287	$43,441	$92,540	$—	$1,261,268
Short-term investment securities	67,840	—	—	—	67,840
Accounts receivable, net	2,234	1,137,975	2,286,930	—	3,427,139
Merchandise inventories	—	4,292,398	129,657	—	4,422,055
Prepaid expenses and other	57	29,014	3,034	—	32,105

Total current assets	1,195,418	5,502,828	2,512,161	—	9,210,407
Property and equipment, net	—	485,931	23,815	—	509,746
Goodwill	—	2,497,019	91,693	—	2,588,712
Intangibles, deferred charges and other	17,110	432,962	24,983	—	475,055
Intercompany investments and advances	3,601,261	3,381,672	(1,960,011)	(5,022,922)	—

Total assets	$4,813,789	$12,300,412	$692,641	$(5,022,922)	$12,783,920

Current liabilities:
Accounts payable	$—	$6,310,528	$188,736	$—	$6,499,264
Accrued expenses and other	(223,316)	692,776	9,058	—	478,518
Current portion of long-term debt	—	868	692	—	1,560
Deferred income taxes	—	478,163	1,683	—	479,846

Total current liabilities	(223,316)	7,482,335	200,169	—	7,459,188
Long-term debt, net of current portion	895,948	75	197,908	—	1,093,931
Other liabilities	—	84,618	5,026	—	89,644
Total stockholders’ equity	4,141,157	4,733,384	289,538	(5,022,922)	4,141,157

Total liabilities and stockholders’ equity	$4,813,789	$12,300,412	$692,641	$(5,022,922)	$12,783,920

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$14,949,048	$442,561	$—	$15,391,609
Bulk deliveries to customer warehouses	—	1,054,314	5	—	1,054,319

Total revenue	—	16,003,362	442,566	—	16,445,928
Cost of goods sold	—	15,426,784	421,921	—	15,848,705

Gross profit	—	576,578	20,645	—	597,223
Operating expenses:
Distribution, selling and administrative	—	369,095	(9,218)	—	359,877
Depreciation	—	19,049	562	—	19,611
Amortization	—	3,840	828	—	4,668
Facility consolidations, employee severance, and other	—	3,496	—	—	3,496

Operating income	—	181,098	28,473	—	209,571
Other loss	—	3,516	—	—	3,516
Interest expense (income), net	16,737	(42,335)	31,923	—	6,325

(Loss) income before income taxes and equity in earnings of subsidiaries	(16,737)	219,917	(3,450)	—	199,730
Income taxes	(5,858)	76,782	(1,102)	—	69,822
Equity in earnings of subsidiaries	140,787	—	—	(140,787)	—

Net income (loss)	$129,908	$143,135	$(2,348)	$(140,787)	$129,908

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$14,136,017	$310,263	$—	$14,446,280
Bulk deliveries to customer warehouses	—	1,240,028	7	—	1,240,035

Total revenue	—	15,376,045	310,270	—	15,686,315
Cost of goods sold	—	14,833,338	295,798	—	15,129,136

Gross profit	—	542,707	14,472	—	557,179
Operating expenses:
Distribution, selling and administrative	—	360,516	(14,122)	—	346,394
Depreciation	—	18,032	735	—	18,767
Amortization	—	2,983	277	—	3,260
Facility consolidations, employee severance, and other	—	(86)	—	—	(86)

Operating income	—	161,262	27,582	—	188,844
Other loss (income)	—	355	(268)	—	87
Interest (income) expense, net	(5,201)	(23,732)	28,349	—	(584)

Income (loss) before income taxes and equity in earnings of subsidiaries	5,201	184,639	(499)	—	189,341
Income taxes	(163)	69,502	534	—	69,873
Equity in earnings of subsidiaries	114,104	—	—	(114,104)	—

Net income (loss)	$119,468	$115,137	$(1,033)	$(114,104)	$119,468

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$45,048,812	$1,323,097	$—	$46,371,909
Bulk deliveries to customer warehouses	—	3,311,939	14	—	3,311,953

Total revenue	—	48,360,751	1,323,111	—	49,683,862
Cost of goods sold	—	46,625,187	1,260,366	—	47,885,553

Gross profit	—	1,735,564	62,745	—	1,798,309
Operating expenses:
Distribution, selling and administrative	—	1,112,725	(32,520)	—	1,080,205
Depreciation	—	53,921	1,576	—	55,497
Amortization	—	11,226	2,405	—	13,631
Facility consolidations, employee severance, and other	—	9,654	—	—	9,654

Operating income	—	548,038	91,284	—	639,322
Other loss	—	3,958	—	—	3,958
Interest expense (income), net	46,090	(119,448)	97,715	—	24,357

(Loss) income before income taxes and equity in earnings of subsidiaries	(46,090)	663,528	(6,431)	—	611,007
Income taxes	(16,132)	247,435	(1,887)	—	229,416
Equity in earnings of subsidiaries	411,549	—	—	(411,549)	—

Net income (loss)	$381,591	$416,093	$(4,544)	$(411,549)	$381,591

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$41,241,819	$789,490	$—	$42,031,309
Bulk deliveries to customer warehouses	—	3,528,814	18	—	3,528,832

Total revenue	—	44,770,633	789,508	—	45,560,141
Cost of goods sold	—	43,162,067	751,754	—	43,913,821

Gross profit	—	1,608,566	37,754	—	1,646,320
Operating expenses:
Distribution, selling and administrative	—	1,057,125	(39,759)	—	1,017,366
Depreciation	—	52,942	1,334	—	54,276
Amortization	—	8,146	841	—	8,987
Facility consolidations, employee severance, and other	—	12,318	—	—	12,318

Operating income	—	478,035	75,338	—	553,373
Other (income) loss	—	(5,053)	97	—	(4,956)
Interest expense (income), net	76	(68,474)	81,670	—	13,272

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(76)	551,562	(6,429)	—	545,057
Income taxes	(549)	201,320	(1,748)	—	199,023
Equity in earnings of subsidiaries	345,263	—	—	(345,263)	—

Income (loss) from continuing operations	345,736	350,242	(4,681)	(345,263)	346,034
Loss from discontinued operations	—	298	—	—	298

Net income (loss)	$345,736	$349,944	$(4,681)	$(345,263)	$345,736

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$381,591	$416,093	$(4,544)	$(411,549)	$381,591
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(427,537)	692,587	22,137	411,549	698,736

Net cash (used in ) provided by operating activities	(45,946)	1,108,680	17,593	—	1,080,327

Capital expenditures	—	(81,608)	(2,092)	—	(83,700)
Cost of acquired companies, net of cash acquired	—	(156,960)	(12,515)	—	(169,475)
Proceeds from sales of other assets	—	4,852	—	—	4,852
Proceeds from sales of property and equipment	—	6,428	15	—	6,443
Purchases of investment securities available-for-sale	(5,118,543)	—	—	—	(5,118,543)
Proceeds from sale of investment securities available-for-sale	4,232,183	—	—	—	4,232,183

Net cash used in investing activities	(886,360)	(227,288)	(14,592)	—	(1,128,240)

Net borrowings under revolving credit facilities	—	—	103,679	—	103,679
Deferred financing costs and other	(1,062)	(970)	(125)	—	(2,157)
Purchases of common stock	(888,390)	—	—	—	(888,390)
Exercise of stock options, including excess tax benefit	89,958	—	—	—	89,958
Cash dividends on common stock	(28,515)	—	—	—	(28,515)
Purchases of common stock for employee stock purchase plan	(921)	—	—	—	(921)
Intercompany financing and advances	1,004,784	(874,710)	(130,074)	—	—

Net cash provided by (used in) financing activities	175,854	(875,680)	(26,520)	—	(726,346)

(Decrease) increase in cash and cash equivalents	(756,452)	5,712	(23,519)	—	(774,259)
Cash and cash equivalents at beginning of period	1,125,287	43,441	92,540	—	1,261,268

Cash and cash equivalents at end of period	$368,835	$49,153	$69,021	$—	$487,009

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$345,736	$349,944	$(4,681)	$(345,263)	$345,736
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(310,873)	665,667	(161,118)	345,263	538,939

Net cash provided by (used in) operating activities	34,863	1,015,611	(165,799)	—	884,675

Capital expenditures	—	(84,721)	(4,453)	—	(89,174)
Cost of acquired companies, net of cash acquired	—	(99,226)	(149,492)	—	(248,718)
Proceeds from sale-leaseback transactions	—	28,143	—	—	28,143
Proceeds from sales of property and equipment	—	45,799	—	—	45,799
Proceeds from sales of other assets	—	7,582	—	—	7,582
Purchases of investment securities available-for-sale	(1,899,182)	—	—	—	(1,899,182)
Proceeds from sale of investment securities available-for-sale	2,225,017	—	—	—	2,225,017

Net cash provided by (used in) investing activities	325,835	(102,423)	(153,945)	—	69,467

Net (payments) borrowings under revolving credit facilities	—	(2,040)	125,857	—	123,817
Purchases of common stock	(505,964)	—	—	—	(505,964)
Exercise of stock options, including excess tax benefit	115,714	—	—	—	115,714
Cash dividends on common stock	(15,570)	—	—	—	(15,570)
Deferred financing costs and other	(1,211)	(1,399)	—	—	(2,610)
Purchases of common stock for employee stock purchase plan	(1,037)	—	—	—	(1,037)
Intercompany financing and advances	707,078	(932,930)	225,852	—	—

Net cash provided by (used in) financing activities	299,010	(936,369)	351,709	—	(285,650)

Increase (decrease) in cash and cash equivalents	659,708	(23,181)	31,965	—	668,492
Cash and cash equivalents at beginning of period	866,367	67,438	32,748	—	966,553

Cash and cash equivalents at end of period	$1,526,075	$44,257	$64,713	$—	$1,635,045

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Acquisitions

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.8 million. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and operates under PMSI, the Company’s workers’ compensation business within the PharMerica reporting segment. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s workers’ compensation business the ability to provide its customers with a fully integrated Medicare set-aside solution.

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

In March 2007, the Company entered into an agreement to acquire Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of approximately $235 million in cash. Bellco has annualized revenues of approximately $2.0 billion and is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. In April 2007, the parties filed Hart-Scott-Rodino pre-merger notifications with the Federal Trade Commission and have cleared the requisite 30-day waiting period. On or about May 3, 2007, the Company was advised by Bellco that the Drug Enforcement Administration (“DEA”) has suspended the license of Bellco Drug Corp. to distribute controlled substances and listed chemicals. Bellco Drug Corp. is the Bellco entity engaged in pharmaceutical distribution in the Metro New York City area and national distribution of generic pharmaceuticals. The Company was advised by Bellco that DEA expressed concerns about sales of controlled substances, including hydrocodone, by Bellco Drug Corp. to internet pharmacies, among other things. On or about June 27, 2007, the Company was advised by Bellco that it had finalized a settlement with DEA. It is our understanding that the terms of Bellco’s settlement required Bellco,

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

among other things, to implement procedures and controls relating to the distribution of controlled substances and listed chemicals and allowed Bellco to resume distribution of controlled substances and listed chemicals to its pharmaceutical distribution customers in July 2007 under a specific procedure agreed-upon by Bellco with DEA. As a result of the DEA action and Bellco’s settlement with DEA, the Company believes that Bellco currently cannot meet the conditions necessary to obligate the Company to close the acquisition. The Company’s management is considering the consequences of the DEA action and the settlement with a view towards determining the extent to which any changes to the acquisition terms and conditions under which the parties would agree to proceed with the closing are appropriate. Subject to reaching agreement with the owners of Bellco on such changes, the Company currently expects to complete the acquisition by September 30, 2007. There can be no assurance that the parties will reach agreement on satisfactory terms and conditions to closing and, therefore, no assurance that the acquisition of Bellco will be completed by September 30, 2007 or thereafter.

In April 2007, the Company acquired Xcenda LLC (“Xcenda”) for a purchase price of $25.2 million. Xcenda will enhance AmerisourceBergen Specialty Group’s consulting business within its existing manufacturer services businesses and provide additional capabilities within pharmaceutical brand services, applied health outcomes and biopharma strategies.

Divestitures

On July 31, 2007, the Company and Kindred Healthcare, Inc. (“Kindred”) completed the spin-offs and subsequent combination of their institutional pharmacy businesses, PharMerica Long-Term Care and Kindred Pharmacy Services (“KPS”), to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). The transaction was completed pursuant to the terms of a master transaction agreement signed by the Company and Kindred in October 2006. At closing, PharMerica Long-Term Care and KPS each borrowed $125 million and provided a one-time distribution back to their parent companies. The cash distribution was tax-free to the Company. The institutional pharmacy businesses were then spun off to the stockholders of their respective parent companies, followed immediately by the merger of PharMerica LTC and KPS into subsidiaries of PMC, which resulted in the Company’s and Kindred’s stockholders each owning approximately 50 percent of PMC. The Company’s stockholders received 0.0833752 shares of PMC common stock for each share of AmerisourceBergen common stock owned and Kindred’s stockholders received 0.3660241 shares of PMC common stock for each share of Kindred common stock owned. The distribution of PMC shares was registered pursuant to an S-4/S-1 Registration Statement filed with the Securities and Exchange Commission that was declared effective prior to the closing. The transaction was tax-free to the stockholders of both the Company and Kindred.

PMC’s headquarters are located in Louisville, Kentucky, with a major customer support center in Tampa, Florida. At closing, in accordance with the terms of the master transaction agreement, the Company entered into a pharmaceutical distribution agreement with the new company and Kindred entered into an agreement to provide information systems and support services to the new company. Kindred and the Company also entered into agreements with the new company for the provision of certain transition services for a limited transition period following consummation of the transaction. Based upon pro forma revenues of PharMerica Long-Term Care and KPS for the year ended December 31, 2006, the new company is the second largest in the institutional pharmacy services market, with annual revenues of approximately $1.9 billion and a customer base of approximately 330,000 licensed beds in over 40 states.

The spin-off did not include PMSI, the Company’s workers’ compensation business, which is also reported in the PharMerica segment. When the Company reports its fiscal fourth quarter 2007 and fiscal 2007 operating results, its historical financials will have been restated to reflect the PharMerica Long-Term Care business as a discontinued operation. Additionally, PMSI’s operating results will be reported within a new reporting segment, which will be referred to as Other.

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

ABSG, through a number of individual operating businesses, provides distribution and other services primarily to physicians and alternate care providers who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, other injectables, plasma and other blood products. In addition, through its manufacturer services and physician and patient services businesses, ABSG provides a number of commercialization, third party logistics, group purchasing, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education.

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) significantly expanded Medicare coverage for outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries became eligible to enroll in Medicare Part D prescription drug plans that are offered by private entities. Additionally, Medicaid drug coverage has been affected by the new Medicare Part D drug benefit, since Medicare Part D, not Medicaid, now covers most outpatient drug expenses for beneficiaries who qualify for both Medicare and Medicaid coverage (so-called “dual eligibles”), including dual eligibles residing in nursing homes. The Medicare Part D program has had the effect of lengthening the period of time it takes for Long-Term Care to receive payment for the prescription drugs that it dispenses.

As previously discussed, on July 31, 2007, the Company and Kindred completed the spin-offs and subsequent combination of their institutional pharmacy businesses, PharMerica Long-Term Care and KPS, to form a new, independent, publicly traded company named PharMerica Corporation (see page 26 for further details).

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

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended June 30,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$15,194,513	$14,233,624	7%
PharMerica	423,273	424,026	—
Intersegment eliminations	(226,177)	(211,370)	7

Total	$15,391,609	$14,446,280	7%

	Operating Income Three Months Ended June 30,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$169,010	$156,718	8%
PharMerica	12,138	27,483	(56)
Facility consolidations, employee severance, and other	(3,496)	86	n/m
Gain on antitrust litigation settlements	31,919	4,557	n/m

Total	$209,571	$188,844	11%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	2.95%	3.03%
Operating expenses	1.84%	1.93%
Operating income	1.11%	1.10%

PharMerica
Gross profit	27.53%	28.47%
Operating expenses	24.66%	21.99%
Operating income	2.87%	6.48%

AmerisourceBergen Corporation
Gross profit	3.88%	3.86%
Operating expenses	2.52%	2.55%
Operating income	1.36%	1.31%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Nine Months Ended June 30,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$45,771,684	$41,459,337	10%
PharMerica	1,290,518	1,245,969	4
Intersegment eliminations	(690,293)	(673,997)	2

Total	$46,371,909	$42,031,309	10%

	Operating Income Nine Months Ended June 30,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$567,053	$471,545	20%
PharMerica	46,361	62,161	(25)
Facility consolidations, employee severance, and other	(9,654)	(12,318)	(22)
Gain on antitrust litigation settlements	35,562	31,985	11

Total	$639,322	$553,373	16%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.07%	3.05%
Operating expenses	1.83%	1.92%
Operating income	1.24%	1.14%

PharMerica
Gross profit	27.69%	27.92%
Operating expenses	24.10%	22.93%
Operating income	3.59%	4.99%

AmerisourceBergen Corporation
Gross profit	3.88%	3.92%
Operating expenses	2.50%	2.60%
Operating income	1.38%	1.32%

Consolidated Results

Operating revenue, which excludes bulk deliveries, for the quarter ended June 30, 2007 increased 7% to $15.4 billion from the prior year quarter and for the nine months ended June 30, 2007, increased 10% to $46.4 billion from the prior year period. These increases were primarily due to the increases in operating revenue in our ABDC and ABSG operating segments, both of which are included in the Pharmaceutical Distribution reportable segment. Our acquisitions contributed 1% of the operating revenue growth in the quarter and nine months ended June 30, 2007.

Bulk deliveries for the quarter ended June 30, 2007 decreased 15% to $1.1 billion from the prior year quarter. For the nine months ended June 30, 2007, bulk deliveries decreased 6% to $3.3 billion from the prior year period. Revenue relating to bulk deliveries fluctuates primarily due to changes in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross profit of $597.2 million in the quarter ended June 30, 2007 increased 7% from $557.2 million in the prior year quarter. Gross profit of $1,798.3 million in the nine months ended June 30, 2007 increased 9% from $1,646.3 million in the prior year period. The increases in gross profit were due to the increases in Pharmaceutical Distribution operating revenue, an increase in compensation under its fee-for-service agreements and the growth of its generic programs. During the quarters ended June 30, 2007 and 2006, the Company recognized gains of $31.9 million and $4.6 million from antitrust litigation settlements with pharmaceutical manufacturers, which represented 5.3% and 0.8% of gross profit, respectively. During the nine months ended June 30, 2007 and 2006, the Company recognized gains of $35.6 million and $32.0 million from antitrust litigation settlements with pharmaceutical manufacturers, which represented 2.0% and 1.9% of gross profit, respectively. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2007 increased by 2 basis points from the prior year quarter primarily due to an increase in antitrust litigation settlements in the quarter ended June 30, 2007 that was substantially offset by a decrease in inventory appreciation profits in the Pharmaceutical Distribution segment and by a decrease in PharMerica’s gross profit. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2007 decreased by 4 basis points from the prior year period due to a decrease in PharMerica’s gross profit.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $384.2 million in the quarter ended June 30, 2007 increased 4% compared to $368.4 million in the prior year quarter. DSAD&A of $1,149.3 million in the nine months ended June 30, 2007 increased 6% from $1,080.6 million in the prior year period. Increases in DSAD&A were primarily due to our operating revenue growth and operating expenses of our recently acquired companies. Additionally, during the quarter ended June 30, 2007, DSAD&A was impacted by an $8.6 million decline in incentive compensation that was offset largely by an increase in share-based compensation of $2.4 million and a $5.0 million increase in bad debt expense in comparison to the prior year quarter. As a percentage of operating revenue, DSAD&A in the quarters ended June 30, 2007 and 2006 was 2.50% and 2.55%, respectively. As a percentage of operating revenue, DSAD&A in the nine months ended June 30, 2007 and 2006 was 2.48% and 2.57%, respectively. The declines in the DSAD&A percentages from the prior year periods were primarily due to the economies of scale realized as a result of the increase in Pharmaceutical Distribution operating revenue and productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program and were partially offset by the operating costs of our recent acquisitions.

In 2001, we developed an integration plan to consolidate our distribution network and eliminate duplicative administrative functions. In fiscal 2006, we completed the outsourcing of a significant portion of our information technology activities as part of the integration plan. The plan, which is now complete, included building six new facilities and closing 31 facilities. We closed two facilities in fiscal 2007 to complete the plan and now have 26 distribution facilities in the U.S.

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance, and other for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Facility consolidations and employee severance	$2,059	$(1,862)	$4,695	$2,286
Information technology transition costs	519	481	1,481	8,737
Costs relating to the long-term care business transaction	782	1,295	6,442	1,295
Loss (gain) on sale of assets	136	—	(2,964)	—

Total facility consolidations, employee severance, and other	$3,496	$(86)	$9,654	$12,318

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In March 2007, the Company sold certain retail pharmacy assets of its Long-Term Care business and, as a result, recognized a gain of $3.0 million.

Facility consolidations and employee severance during the quarter and nine months ended June 30, 2006 included a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California, and a charge for $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999.

As of June 30, 2007, approximately 450 employees had received termination notices as a result of the fiscal 2007 and 2006 integration-related initiatives, all of whom have been terminated.

We paid a total of $12.6 million and $15.7 million for employee severance, lease cancellation and other costs in the nine months ended June 30, 2007 and 2006, respectively, related to the aforementioned integration plan. Remaining unpaid amounts of $31.4 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying consolidated balance sheet at June 30, 2007. Most employees receive their severance benefits over a period of time, generally not to exceed 12 months, while other may receive a lump-sum payment.

Operating income for the quarter ended June 30, 2007 increased 11% to $209.6 million from the prior year quarter and for the nine months ended June 30, 2007 increased 16% to $639.3 million from the prior year period. The increases in operating income were driven by the Pharmaceutical Distribution segment, offset in part by the PharMerica segment. The Company’s operating income as a percentage of operating revenue was 1.36% in the quarter ended June 30, 2007 in comparison to 1.31% in the prior year quarter. The Company’s operating income as a percentage of operating revenue increased by 5 basis points and 6 basis points for the quarter and nine months ended June 30, 2007, respectively. These increases resulted from improvements in Pharmaceutical Distribution’s operating income and increases in antitrust litigation settlements, net of facility consolidations, employee severance, and other costs, and were offset in part by declines in PharMerica’s operating income. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance, and other, increased operating income by $28.4 million and $25.9 million in the quarter and nine months ended June 30, 2007 and contributed 18 and 6 basis points, respectively, to the Company’s operating income as a percentage of operating revenue. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance, and other, increased operating income by $4.6 million and $19.7 million in the quarter and nine months ended June 30, 2006 and contributed 3 and 5 basis points, respectively, to the Company’s operating income as a percentage of operating revenue.

Other loss of $3.5 million and $4.0 million for the quarter and nine months ended June 30, 2007, respectively, primarily relates to a $3.5 million other-than-temporary impairment loss incurred on an equity investment. Other income of $5.0 million for the nine months ended June 30, 2006, primarily relates to a $3.4 million gain resulting from an eminent domain settlement and a $3.1 million gain on the sale of an equity investment.

Interest expense and interest income and their respective weighted-average interest rates for the quarters ended June 30, 2007 and 2006 were as follows (dollars in thousands):

	2007		2006
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$19,196	5.63%	$16,412	5.65%
Interest income	(12,871)	4.17%	(16,996)	4.41%

Interest expense, net	$6,325		$(584)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense increased by $2.8 million from the prior year quarter primarily as a result of an increase in average borrowings to $1.2 billion in the quarter ended June 30, 2007 from $1.1 billion in the prior year quarter. Interest income decreased by $4.1 million from the prior year quarter as the Company’s average invested cash and short-term investments declined to $1.2 billion in the quarter ended June 30, 2007 from $1.4 billion in the prior year quarter, and, due to changes in mix between tax-free and taxable investments.

Interest expense and interest income and their respective weighted-average interest rates for the nine months ended June 30, 2007 and 2006 were as follows (dollars in thousands):

	2007		2006
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$58,695	5.65%	$48,333	5.62%
Interest income	(34,338)	4.28%	(35,061)	3.34%

Interest expense, net	$24,357		$13,272

Interest expense increased by $10.4 million from the prior year nine month period primarily as a result of an increase in average borrowings to $1.2 billion in the nine months ended June 30, 2007 from $1.1 billion in the prior year period as well as the write-off, during the nine months ended June 30, 2007, by the Company, of unamortized deferred financing costs related to its prior-existing credit facilities in the amount of $1.0 million. Although the Company’s average invested cash and short-term investments declined to $1.0 billion in the nine months ended June 30, 2007 from $1.3 billion in the prior year period, interest income was relatively flat due to an increase in market interest rates from the prior year period and due to changes in mix between tax-free and taxable investments. The Company’s net interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates and strategic decisions made by the Company to deploy its invested cash and short-term investments.

Income tax expense of $69.8 million and $69.9 million for the quarters ended June 30, 2007 and 2006, reflect effective tax rates of 35.0% and 36.9%, respectively. The lower effective tax rate in the quarter ended June 30, 2007 was driven by favorable tax adjustments of $4.1 million and a larger portion of the Company’s invested cash in tax-free investments. The Company’s effective tax rate was 37.5% for the nine months ended June 30, 2007, compared to 36.5% in the prior year period. The lower effective tax rate in the nine months ended June 30, 2006 was driven by favorable tax adjustments of $5.5 million. The Company expects to have an effective tax rate between 37% and 38% in future periods.

Net income of $129.9 million for the quarter ended June 30, 2007 increased 9% from $119.5 million in the prior year quarter due to the increase in operating income, offset in part by the other loss of $3.5 million and an increase in net interest expense. Diluted earnings per share of $0.69 in the quarter ended June 30, 2007 increased 19% from $0.58 per share in the prior year quarter. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance, and other, increased net income by $17.6 million and increased diluted earnings per share for the quarter ended June 30, 2007 by $0.09. The gains on the antitrust litigation settlements less the costs of facility consolidations, employee severance, and other, increased net income by $2.9 million and increased diluted earnings per share by $0.01 for the quarter ended June 30, 2006. Net income of $381.6 million for the nine months ended June 30, 2007 increased 10% from $346.0 million in the prior year period. Diluted earnings per share of $1.99 in the nine months ended June 30, 2007 increased 21% from $1.65 per share in the prior year period. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance, and other, increased net income by $12.4 million and increased diluted earnings per share by $0.06 for the nine months ended June 30, 2007. The gains on the antitrust litigation settlements less the costs of facility consolidations, employee severance, and other, increased net income by $14.6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million and increased diluted earnings per share by $0.07 for the nine months ended June 30, 2006. The increases in diluted earnings per share for the quarter and nine months ended June 30, 2007 were larger than the increases in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its share repurchase programs (see Liquidity and Capital Resources), net of the impact of stock option exercises. The weighted average common shares outstanding during the quarter and nine months ended June 30, 2007, were each reduced by 9% from the prior year quarter and nine month periods.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue for the quarter ended June 30, 2007 increased 7% to $15.2 billion from the prior year quarter and was primarily driven by the strong 24% operating revenue growth of ABSG, principally in its distribution businesses. ABDC grew its operating revenue by 3% in comparison to the prior year quarter. Operating revenue for the nine months ended June 30, 2007 increased 10% from the prior year period, which was higher than the market growth rate, to $45.8 billion and was primarily driven by the strong 30% operating revenue growth of ABSG, principally in its distribution businesses. ABDC grew its operating revenue by 6% in comparison to the prior year period. During the quarter and nine months ended June 30, 2007, our acquisitions contributed 1% of the operating revenue growth. During the quarter ended June 30, 2007, the ABDC operating revenue growth rate was impacted by the increase in utilization of lower-priced generic drugs and the Company’s decision not to renew a contract, effective January 2007, with a large, low-margin customer that contributed approximately $1.0 billion of operating revenue for ABDC in fiscal 2006. During the quarter and nine months ended June 30, 2007, ABDC’s operating revenue growth was also impacted by the July 2006 loss of two customer accounts that totaled $1.5 billion in annualized revenue. These customer accounts transitioned to another distributor after they were acquired by a company supplied by that distributor. Additionally, during the quarter ended June 30, 2007, operating revenue growth was impacted by a 6% decline in sales of certain anemia drugs, which as a class of products represented approximately 6% of the Company’s operating revenue for the quarter ended June 30, 2007. During the quarter ended June 30, 2007, 63% of operating revenue was from sales to institutional customers and 37% was from sales to retail customers; this compares to a customer mix in the prior year quarter of 59% institutional and 41% retail. In comparison with the prior year quarter results, sales to institutional customers increased 13% in the quarter primarily due to the strong growth of the specialty pharmaceutical business. Sales to retail customers decreased 2% primarily due to our decision to discontinue servicing the large lower margin customer discussed above.

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

The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The Specialty Group’s operating revenue grew 30% to $9.2 billion for the nine months ended June 30, 2007 from $7.0 billion in the prior year period. The majority of the Speciatly Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. During the quarter and nine months ended June 30, 2007, the oncology business benefited from a semi-exclusive distribution agreement that it signed with a

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

large biotechnology manufacturer during the second half of fiscal 2006 and the Specialty Group’s Besse Medical business experienced strong growth in the quarter and nine months ended June 30, 2007 arising from the distribution of new and existing physician-administered ophthalmology products, the largest of which were introduced in the second half of fiscal 2006. The ABSG growth rate is expected to be in the mid-20% range for the fiscal year ending September 30, 2007 as it has begun to anniversary in the third quarter of fiscal 2007 and will fully anniversary in the fourth quarter of fiscal 2007 both the semi-exclusive distribution agreement that it signed with the large biotechnology manufacturer and the introduction of certain ophthalmology products. The Specialty Group also distributes vaccines, plasma and other blood products. The Specialty Group’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since the Specialty Group provides a number of services to or through physicians, any such changes affecting this service channel could result in slower or reduced growth in revenues.

The Company’s operating revenue growth rate was 10% during the nine months ended June 30, 2007. Since ABDC discontinued servicing the large lower margin customer effective January 2007 and since ABSG’s growth rate is expected to moderate for the fiscal year ending September 30, 2007 as a result of the factors previously noted above, the Company’s operating revenue growth rate is expected to moderate in the fourth quarter and is expected to range from 9% to 10% for the fiscal year ending September 30, 2007.

As previously mentioned, the Company’s operating growth rate was negatively impacted by reductions in sales of certain anemia drugs, primarily those used in oncology. Approximately 6% of the Company’s operating revenue for the nine months ended June 30, 2007 related to the distribution of anemia-related products, which are distributed by both ABDC and ABSG. Several developments contributed to the decline in sales of anemia drugs, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, CMS’s review of reimbursement policies for these drugs and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. The FDA has scheduled a meeting in September 2007 to discuss updated information about the safety of these anemia drugs for patients with chronic renal failure, and CMS has indicated that it may impose additional restrictions in the future. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payers, including federal and state governments and private insurance plans. The Company’s future operating revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs. See Part II, Item 1A. (Risk Factors) on page 46 for further details.

ABDC’s and ABSG’s future operating revenue growth will continue to be affected by various factors. These factors include competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

Pharmaceutical Distribution gross profit of $448.8 million in the quarter ended June 30, 2007 increased 4% from $431.9 million in the prior year quarter. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2007 was 2.95%, as compared to 3.03% in the prior year quarter. This decrease was primarily due to a decline in branded pharmaceutical price appreciation and a decline in ABSG’s gross margin due to its lower margin distribution businesses growing faster than its higher margin services businesses and was partially offset by the growth of generic programs. Branded pharmaceutical price appreciation in the quarter ended June 30, 2007 was lower than the prior year quarter as a large price increase was issued by one of our top ten pharmaceutical suppliers

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in the June 30, 2006 quarter. A similar price increase from that supplier was not issued in the June 30, 2007 quarter, but was subsequently issued in July 2007. Although the Company has transitioned its pharmaceutical distribution business to a fee-for-service model, which has mitigated the fluctuation of our gross profit, certain of our distribution service agreements with brand name pharmaceutical manufacturers continue to have an inflation-based compensation component to them. As a result, approximately 20% of our gross profit from brand name manufacturers continues to be subject to quarterly fluctuation based upon the timing and extent of price appreciation. Pharmaceutical Distribution gross profit of $1,405.4 million in the nine months ended June 30, 2007 increased 11% from $1,266.4 million in the prior year period. The increase in gross profit was primarily due to an increase in operating revenue, an increase in compensation under our fee-for-service agreements, and the growth of our generic programs. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2007 was 3.07%, as compared to 3.05% in the prior year period. This improvement in the gross profit percentage was largely driven by an increase in ABDC’s gross margin and was offset in part by a decline in ABSG’s gross margin due to its lower margin distribution businesses growing faster than its higher margin services businesses.

The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $279.8 million in the quarter ended June 30, 2007 increased 2% from $275.2 million in the prior year quarter. Pharmaceutical Distribution operating expenses of $838.3 million in the nine months ended June 30, 2007 increased 5% from $794.9 million in the prior year period. As a percentage of operating revenue, operating expenses in the quarter and nine months ended June 30, 2007 each declined by 9 basis points from the prior year periods primarily due to economies of scale realized as a result of the increase in operating revenue and productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program and was partially offset by the operating costs of our recently acquired companies. Additionally, operating expenses as a percentage of operating revenue for the quarter ended June 30, 2007 benefited from a $7.2 million decline in incentive compensation.

Pharmaceutical Distribution operating income in the quarter ended June 30, 2007 increased 8% to $169.0 million from the prior year quarter. As a percentage of operating revenue, operating income in the quarter ended June 30, 2007 increased by one basis point from the prior year quarter due to the improvement in the operating expense margin, largely offset by the decline in the gross profit margin, as discussed above. Pharmaceutical Distribution operating income in the nine months ended June 30, 2007 increased 20% to $567.1 million from the prior year period. As a percentage of operating revenue, operating income in the nine months ended June 30, 2007 increased by 10 basis points from the prior year period due to the improvements in the gross profit and operating expense margins, as discussed above.

PharMerica Segment Results

PharMerica operating revenue of $423.3 million for the quarter ended June 30, 2007 was relatively flat compared to $424.0 million in the prior year quarter. During the quarter ended June 30, 2007, Long-Term Care’s operating revenue decreased 1% to $306.7 million from $308.8 million in the prior year quarter and PMSI’s operating revenue increased 1% to $116.6 million from $115.2 million in the prior year quarter. The decrease in Long-Term Care’s operating revenue in the quarter ended June 30, 2007 was primarily due to sales-related employee turnover as a result of the pending divestiture of Long-Term Care and its merger with KPS. The increase in PMSI’s operating revenue for the quarter ended June 30, 2007 was primarily due to the acquisition of PMSI MSA Services, and was offset, in part, by the decline in PMSI’s mail order pharmacy business as a result of competitive pressures. PharMerica operating revenue for the nine months ended June 30, 2007 increased 4% to $1,290.5 million from the prior year period. During the nine months ended June 30, 2007, Long-Term Care’s

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

operating revenue increased 4% to $941.4 million from $906.6 million in the prior year period and PMSI’s operating revenue of $349.1 million increased 3% from $339.4 million in the prior year period. The increase in Long-Term Care’s operating revenue for the nine months ended June 30, 2007 was primarily driven by drug price inflation and an increase in the number of beds served. The increase in PMSI’s operating revenue for the nine month period ended June 30, 2007 was primarily due to the acquisition of PMSI MSA Services, and was offset, in part, by a decline in PMSI’s mail order pharmacy business as a result of competitive pressures. The future operating revenue growth rate will likely continue to be impacted by competitive pressures, changes in the regulatory environment and the pharmaceutical inflation rate.

PharMerica gross profit of $116.5 million for the quarter ended June 30, 2007 decreased 3% from $120.7 million in the prior year quarter. Long-Term Care gross profit of $90.1 million for the quarter ended June 30, 2007 decreased 2% from $91.5 million in the prior year quarter primarily due to the decline in operating revenue. PMSI gross profit of $26.4 million for the quarter ended June 30, 2007 decreased 10% from $29.2 million in the prior year quarter primarily due to industry competitive pressures surrounding pricing, the impact of which was offset in part by the acquisition of PMSI MSA Services. PharMerica gross profit of $357.4 million for the nine months ended June 30, 2007 increased 3% from $347.9 million in the prior year period. Long-Term Care gross profit of $276.4 million for the nine months ended June 30, 2007 increased 4% from $264.6 million in the prior year period primarily due to the increase in operating revenue. PMSI gross profit of $81.0 million for the nine months ended June 30, 2007 decreased 3% from $83.3 million in the prior year period primarily due to a decline in gross profit resulting from industry competitive pressures surrounding pricing, which was offset, in part, by the addition of PMSI MSA Services. As a percentage of operating revenue, gross profit in the quarter ended June 30, 2007 was 27.53%, compared to 28.47% in the prior year quarter. As a percentage of operating revenue, gross profit in the nine months ended June 30, 2007 was 27.69%, as compared to 27.92% in the prior year period. Future gross profit will likely be impacted by industry competitive pressures and continued downward pressure on rates of reimbursement for services provided.

PharMerica operating expenses of $104.4 million for the quarter ended June 30, 2007 increased 12% from $93.2 million in the prior year quarter, and was driven primarily by an increase in Long-Term Care’s bad debt expense and an increase in PMSI’s operating expenses. Long-Term Care operating expenses of $83.7 million for the quarter ended June 30, 2007 increased 4% from $80.5 million in the prior year quarter and was primarily due to a $4.0 million increase in bad debt expense resulting from reimbursement changes relating to the transition from Medicaid to Medicare Part D and due to certain customers. PMSI’s operating expenses of $20.7 million for the quarter ended June 30, 2007 increased 62% from $12.7 million in the prior year quarter and was primarily due to additional costs of approximately $3.0 million relating to investments in its information technology infrastructure, customer initiatives, and additional operating and integration costs incurred in connection with the acquisition of PMSI MSA Services. Additionally, PMSI’s operating expenses in the quarter ended June 30, 2006 benefited from a $3.2 million reduction in sales tax liability. PharMerica operating expenses of $311.0 million for the nine months ended June 30, 2007 increased 9% from $285.7 million in the prior year period and was driven by increases in Long-Term Care’s and PMSI’s operating expenses. Long-Term Care operating expenses of $254.1 million for the nine months ended June 30, 2007 increased 6% from $240.7 million in the prior year period. These increases were primarily due to operating revenue growth and an increase in bad debt expense of $5.2 million in the nine months ended June 30, 2007. PMSI operating expenses of $56.9 million for the nine months ended June 30, 2007 increased 27% from $45.0 million in the prior year period. During the nine months ended June 30, 2007, PMSI incurred additional operating and integration costs associated with the acquisition of PMSI MSA Services and additional costs relating to investments in its information technology infrastructure. During the nine months ended June 30, 2007, PMSI enhanced its customer collection efforts and customer recoveries, and, as a result, was able to reduce its bad debt expense by $2.9 million in comparison to the prior year period. Additionally, PMSI’s operating expenses in the nine months ended June 30, 2006 benefited from a $3.2 million reduction in sales tax liability.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PharMerica operating income for the quarter ended June 30, 2007 decreased 56% to $12.1 million from the prior year quarter. Long-Term Care operating income of $6.4 million for the quarter ended June 30, 2007 decreased 42% from $11.0 million in the prior year quarter primarily due to an increase in its bad debt expense. PMSI operating income of $5.7 million for the quarter ended June 30, 2007 decreased 65% from $16.5 million in the prior year quarter due to an increase in its operating expenses and to a lesser extent, a decline in its gross profit. PharMerica operating income for the nine months ended June 30, 2007 decreased 25% to $46.4 million from the prior year period. Long-Term Care operating income of $22.3 million for the nine months ended June 30, 2007 decreased 7% from $23.9 million in the prior year period primarily due to the increase in bad debt expense offset, in part, by the increase in gross profit. PMSI operating income of $24.1 million for the nine months ended June 30, 2007 decreased 37% from $38.3 million in the prior year period due to an increase in its operating expenses and a decline in its gross profit. We believe that the operating margins of Long-Term Care and PMSI will continue to be impacted by industry competitive pressures and changes in the regulatory environment.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at June 30, 2007, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,438	$—
$500,000, 5 7/8% senior notes due 2015	497,846	—
Other	1,947	—

Total fixed-rate debt	898,231	—

Variable-Rate Debt:
Blanco revolving credit facility due 2008	55,000	—
Multi-currency revolving credit facility due 2011	260,325	478,724
Receivables securitization facility due 2009	—	500,000
Other	—	4,018

Total variable-rate debt	315,325	982,742

Total debt, including current portion	$1,213,556	$982,742

The Company’s $1.3 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

The $55 million Blanco revolving credit facility, which was scheduled to expire in April 2007, was amended and now expires in April 2008. The $55 million Blanco revolving credit facility is included in the “Within 1 year” column in the repayment table on page 40. However the borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2007 because the Company has both the ability and intent to refinance it on a long-term basis.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 2006, the Company entered into a new $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Company’s senior revolving credit, UK credit and Canadian credit facilities. Interest on borrowings under the Multi-Currency Credit Facility accrues at specified rates based on the Company’s debt rating (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2007). The specified rates are based on the Company’s debt ratings and range from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable. Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company will pay quarterly facility fees to maintain the availability under the Multi-Currency Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (12.5 basis points at June 30, 2007). In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.0 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. These covenants are less restrictive than those under the prior senior revolving credit facility, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

Additionally, in November 2006, the Company amended its receivables securitization facility such that the amount to be made available to the Company was reduced from $700 million to $500 million and the expiration date was extended to November 2009. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee was 35 basis points at June 30, 2007. Additionally, the commitment fee was 12.5 basis points as of June 30, 2007.

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

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, repurchase its common stock, finance acquisitions and fund capital expenditures and routine growth and expansion through new business opportunities. The Company has been and continues to actively evaluate its alternatives to deploy its capital. During the nine months ended June 30, 2007, the Company invested $169.5 million on strategic acquisitions (see further details on pages 41 and 42). The Company continues to expect to pursue strategic acquisitions, such as the acquisition of Bellco. Additionally, during the nine months ended June 30, 2007, the Company used $888.4 million to acquire its common stock. In July 2007, the Company purchased 1.2 million shares of its common stock for $56.6 million. On August 2, 2007, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction to immediately purchase 5.4 million shares of its common stock from a financial institution at a price of $45.91 per share for a total of $250 million. The financial institution will subsequently purchase an equivalent number of these shares in the open market. The price paid by the Company to purchase the 5.4 million shares is subject to adjustment to reflect the actual cost of the shares acquired in the open market. Subsequent to the ASR transaction, the Company had approximately $424 million of availability remaining on its $850 million repurchase program. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements. Additionally, on July 31, 2007, the Company received a one-time distribution of $125 million in connection with its divestiture of PharMerica Long-Term Care.

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At June 30, 2007, the Company had $315.3 million of variable-rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at June 30, 2007. The Company had $1.4 billion in cash and cash equivalents and short-term investment securities available-for-sale at June 30, 2007. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents and short-term investment securities available-for-sale would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable–rate debt, a 50 basis-point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

The multinational operations of the Company are exposed to foreign currency and exchange rate risk. From time to time, the Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. During the quarter ended June 30, 2007, the Company’s largest exposures to foreign exchange rates existed primarily with the Canadian Dollar. At June 30, 2007, the Company had no foreign currency derivative contracts outstanding. The Company uses derivative instruments, if any, to hedge its foreign currency exposures and not for speculative or trading purposes.

The following table illustrates the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at June 30, 2007 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,606,249	$113,037	$110,992	$368,157	$1,014,063
Operating leases	294,531	72,386	105,336	55,517	61,292
Other commitments	1,206,362	236,353	323,783	243,785	402,441

Total	$3,107,142	$421,776	$540,111	$667,459	$1,477,796

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $951.6 million as of June 30, 2007. These influenza vaccine commitments are included in “Other commitments” in the above table.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $143.8 million and is included in “Other commitments” in the above table.

During the nine months ended June 30, 2007, the Company’s operating activities provided $1.1 billion of cash as compared to $884.7 million in the prior year period. Net cash provided by operations during the nine months ended June 30, 2007 was principally the result of net income of $381.6 million, non-cash items of $139.5 million, an increase in accounts payable, accrued expenses and income taxes of $382.1 million, and a decrease in merchandise inventories of $299.9 million, offset in part by an increase in accounts receivable of $129.6 million. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

sales and days payable outstanding. The increase in days payable outstanding was due to the favorable timing of payments to our suppliers and due to the strong growth of ABSG, which has a higher days payable outstanding ratio than ABDC because certain of its businesses have more favorable payment terms with their suppliers. The number of inventory days on hand decreased in comparison to the prior year period, primarily due to the benefits of fee-for-service agreements and the strong growth of the Specialty business, which has lower inventory days on hand requirements. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 18.6 days in the nine months ended June 30, 2007 from 16.0 days in the prior year period. This increase was largely driven by the continued above-market growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Average days sales outstanding for the PharMerica segment were 50.8 days in the nine months ended June 30, 2007 compared to 44.5 days in the prior year period. The increase in PharMerica’s average days sales outstanding was primarily due to slower reimbursement under Medicare Part D in comparison to prior year’s reimbursement under Medicaid. Operating cash uses during the nine months ended June 30, 2007 included $36.8 million in interest payments and $197.7 million of income tax payments, net of refunds. The Company recently increased its cash flow expectation for the fiscal year ending September 30, 2007 by $175 million and now expects net cash provided from operating activities to be between $850 million and $950 million. This range is below the $1.1 billion of net cash generated from operating activities during the first nine months of fiscal 2007 because the Company anticipates an increase in its working capital during its fourth quarter ending September 30, 2007, primarily related to the timing of payments to its suppliers.

During the nine months ended June 30, 2006, the Company’s operating activities provided $884.7 million of cash as compared to $1.25 billion in the prior year period. Net cash provided by operations during the nine months ended June 30, 2006 was principally the result of net income of $345.7 million, an increase in accounts payable, accrued expenses and income taxes of $1.27 billion, and non-cash items of $140.1 million, offset by an increase in accounts receivable of $447.7 million and an increase in merchandise inventories of $422.9 million. The increase in accounts payable was primarily a result of our operating revenue increase, the timing of payments to our suppliers, and one additional business day in June 2006 in comparison to September 2005. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 12.0 times in the nine months ended June 30, 2006 from 9.8 times in the prior year period. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other agreements, and a reduction in the number of distribution facilities. Average day’s sales outstanding for the Pharmaceutical Distribution segment increased to 16.0 days in the nine months ended June 30, 2006 from 15.1 days in the prior year period. This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Average day’s sales outstanding for the PharMerica segment were 44.5 days in the nine months ended June 30, 2006 compared to 39.7 days in the prior year period. The increase in PharMerica’s average day’s sales outstanding was primarily related to changes made by PharMerica related to the implementation of Medicare Part D under the MMA. Operating cash uses during the nine months ended June 30, 2006 included $29.8 million in interest payments and $59.8 million of income tax payments, net of refunds.

Capital expenditures for the nine months ended June 30, 2007 were $83.7 million and related principally to improving our information technology infrastructure, investments in warehouse expansions, including equipment, primarily at ABSG and equipment investments made by ABPG. The Company estimates that it will spend approximately $100 million to $125 million for capital expenditures during fiscal 2007.

Capital expenditures for the nine months ended June 30, 2006 were $89.2 million and related principally to the construction of a new distribution facility for ABDC, information technology and warehouse automation.

In October 2006, the Company acquired Health Advocates, a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.8 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Health Advocates was renamed PMSI MSA Services, Inc. and operates under PMSI, the Company’s workers’ compensation business. In October 2006, the Company acquired IgG, a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”), for $37.2 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. In November 2006, the Company acquired AMD, a Canadian company that provides services including reimbursement support, and nursing support services, for $12.5 million. In April 2007, the Company acquired Xcenda, a consulting business which applies customized solutions and innovative approaches that discover and communicate the value of pharmaceuticals and other healthcare technologies, for $25.2 million. Additionally, during the nine months ended June 30, 2007, in connection with its fiscal 2006 acquisition of Brecon, the Company made a contingent payment in the amount of $7.6 million to the former owners of Brecon. The Company also made payments of $3.2 million in the nine months ended June 30, 2007 related primarily to certain other prior period acquisition adjustments.

During the nine months ended June 30, 2006, the Company acquired Trent for a purchase price of $81.1 million, NMCR for a purchase price of $86.6 million, Brecon for a purchase price of $50.2 million, and Asenda for a purchase price of $18.2 million.

Net cash used in investing activities in the nine months ended June 30, 2007 included purchases of short-term investment securities of $5.1 billion and proceeds from the sale of short-term investment securities of $4.2 billion. These short-term investment securities primarily consisted of commercial paper and tax-exempt variable rate demand notes used to maximize the Company’s after-tax interest income. Net cash used in investing activities in the nine months ended June 30, 2007 also included proceeds from the sales of property and equipment, primarily related to the sale of certain distribution facilities and proceeds from the sales of other assets, which principally relates to the sale of certain retail pharmacy assets of the Company’s Long-Term Care business.

Net cash provided by investing activities in the nine months ended June 30, 2006 included purchases of short-term investment securities of $1.9 billion and proceeds from the sale of short-term investment securities of $2.2 billion. Net cash provided by investing activities in the nine months ended June 30, 2006 also included proceeds of $45.8 million from the sale of property and equipment (of which $38.0 million related to the sale of the former Bergen Brunswig headquarters in Orange, California), proceeds of $28.1 million from two sale-leaseback transactions entered into by the Company with financial institutions relating to equipment previously acquired for our new distribution facilities, and $7.6 million of proceeds from the sale of an equity investment and an eminent domain settlement.

As previously discussed on page 39, during the nine months ended June 30, 2007, the Company entered into a new Multi-Currency Revolving Credit Facility, which replaced the senior revolving credit, UK credit and Canadian credit facilities. Net borrowings under the Multi-Currency Revolving Credit Facility during the nine months ended June 30, 2007 were $103.7 million and were used primarily to fund Canadian acquisition costs, to fund approximately one-half of the Brecon contingent payment, and for ABCC working capital requirements.

Net cash used in financing activities during the nine months ended June 30, 2006 included $123.8 million of net borrowings under the Canadian credit facility and the UK credit facility, both of which were originally entered into in connection with the Trent and Brecon acquisitions, respectively.

During the nine months ended June 30, 2007, the Company purchased 18.4 million shares of its common stock for a total of $888.4 million. During the nine months ended June 30, 2006, the Company purchased 12.0 million shares of its common stock for a total of $506.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective as of November 9, 2006, the Company’s board of directors increased the quarterly dividend by 100%. The Company anticipates that it will continue to pay quarterly dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include statements addressing management’s views with respect to future financial and operating results and the benefits, efficiencies and savings to be derived from the Company’s integration plan to consolidate its distribution network. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: competitive pressures; the loss of one or more key customer or supplier relationships; customer defaults or insolvencies; changes in customer mix; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes (including increased government regulation of the pharmaceutical supply channel); government enforcement initiatives (including (i) the imposition of increased obligations upon pharmaceutical distributors to detect and prevent suspicious orders of controlled substances, (ii) the commencement of further administrative actions by the U.S. Drug Enforcement Administration seeking to suspend or revoke the license of any of the Company’s distribution facilities to distribute controlled substances, or (iii) the commencement of any enforcement actions by any U.S. Attorney alleging violation of laws and regulations regarding diversion of controlled substances and suspicious order monitoring); changes in U.S. government policies (including reimbursement changes arising from federal legislation, including the Medicare Modernization Act and the Deficit Reduction Act of 2005); changes in regulatory or clinical medical guidelines and/or reimbursement practices for the pharmaceuticals we distribute; price inflation in branded pharmaceuticals and price deflation in generics; the inability of the Company to

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

successfully complete any transaction that the Company may wish to pursue from time to time; fluctuations in market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar—Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; changes in tax legislation or adverse resolution of challenges to our tax positions; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act of 1934.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risk is the effect of fluctuations in interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 on pages 39 and 40.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2007 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

During the fiscal quarter ended September 30, 2005, the Company outsourced a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The outsourced services primarily include management of applications and hardware as well as systems design and development. The Company retains responsibility and authority for application selection, hardware selection, technology strategy and standards for technology use. Management has implemented, and has overseen the implementation by IBM Global Services, of controls over the outsourced activities that management believes were adequate to ensure that the outsourcing did not materially affect internal control over financial reporting during the fiscal quarter ended June 30, 2007.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

The Company’s operating revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, CMS’s review of reimbursement policies for these drugs, and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. The FDA has scheduled a meeting in September 2007 to discuss updated information about the safety of these anemia drugs for patients with chronic renal failure, and CMS has indicated that it may impose additional restrictions in the future. Any changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues for the Company.

First DataBank, Inc. (“First DataBank”) publishes drug databases that contain drug information and pricing data. The pricing data includes average wholesale price, or AWP, which is a pricing benchmark widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers. AWP is also used to establish the pricing of pharmaceuticals to certain to our pharmaceutical distribution customers in Puerto Rico. In October 2006, First DataBank agreed to a proposed settlement in legal proceeding that would require First DataBank to stop publishing AWP two years after the settlement becomes effective, unless a competitor of First DataBank is publishing AWP at that future time. The settlement would also require First DataBank to change the way it calculates AWP during the two-year interim period. The proposed settlement is subject to several contingencies and has not yet received final approval by the court. We continue to evaluate the potential impact that it could have on the business of our customers and our business. There can be no assurance that the settlement, if approved, would not have an adverse impact on the business of our customers and/or our business.

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

(c)   Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	591,000	$50.41	591,000	$356,801,231
May 1 to May 31	7,977,258	$51.17	7,977,258	$798,574,976
June 1 to June 30	1,364,000	$50.07	1,364,000	$730,283,815

Total	9,932,258	$50.98	9,932,258	$730,283,815

a)	During the nine months ended June 30, 2007, the Company purchased 15.6 million shares under its $750 million stock repurchase program, which was announced in August 2006. This program expired in May 2007, when the Company exhausted its availability.
b)	In May 2007, the Company announced a new program to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. Through June 30, 2007, the Company purchased 2.4 million shares under this program for $119.8 million. There is no expiration date related to this new program.

ITEM 6.	Exhibits

(a)   Exhibits:

10.1	Sixth Amendment, dated as of June 14, 2007, to the Receivables Purchase Agreement among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator, and various purchase groups, dated as of July 10, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 8, 2007	/s/ R. DAVID YOST
R. David Yost
Chief Executive Officer

August 8, 2007	/s/ MICHAEL D. DICANDILO
Michael D. DiCandilo
Executive Vice President and
Chief Financial Officer