Form 10-K
period 2007-09-30
AMERISOURCEBERGEN CORP
filed 2007-11-28
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2007

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

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2007, based upon the closing price of such stock on the New York Stock Exchange on March 31, 2007, was $6,834,772,135.

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2007 was 167,961,153.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III—Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

i

PART I

ITEM 1.    BUSINESS

As used herein, the terms “Company,” “AmerisourceBergen,” “we,” “us,” or “our” refer to AmerisourceBergen Corporation, a Delaware corporation.

AmerisourceBergen Corporation is one of the world’s largest pharmaceutical services companies, with operations in the United States, Canada and the United Kingdom. Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, we provide drug distribution and related services designed to reduce costs and improve patient outcomes. More specifically, we distribute a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers located in the United States and Canada, including acute care hospitals and health systems, independent and chain retail pharmacies, institutional pharmacies, mail order facilities, physicians, medical clinics, alternate site facilities, and other customers. We also provide pharmaceuticals and pharmacy services to workers’ compensation and specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including pharmaceutical packaging, pharmacy automation, supply management software, inventory management, reimbursement and pharmaceutical consulting services, logistics services, and physician education.

Industry Overview

We have benefited from the significant growth of the pharmaceutical industry in the United States. According to IMS Healthcare, Inc. (“IMS”), an independent third party provider of information to the pharmaceutical and healthcare industry, industry sales in the United States are expected to grow between 4% and 5% in 2008 and between 6% and 9% over the next five years. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty products and generic pharmaceuticals, will grow faster than the overall market.

The factors contributing to the growth of the pharmaceutical industry in the United States, and other industry trends, include:

Aging Population. The number of individuals over age 55 in the United States is projected to increase to more than 75 million by the year 2010. This age group suffers from chronic illnesses and disabilities more than the rest of the population and is estimated to account for approximately two-thirds of total healthcare expenditures in the United States.

Introduction of New Pharmaceuticals. Traditional research and development, as well as the advent of new research, production and delivery methods, such as biotechnology and gene therapy, continue to generate new pharmaceuticals and delivery methods that are more effective in treating diseases. We believe ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry. In particular, we believe ongoing research and development of biotechnology and other specialty pharmaceutical drugs will provide opportunities for continued growth of our specialty pharmaceuticals business.

Increased Use of Generic Pharmaceuticals. A significant number of patents for widely-used brand name pharmaceutical products will expire during the next several years. In addition, increased incentives by managed care organizations to utilize generics has accelerated their growth. We consider the increase in generic usage a favorable trend because generic pharmaceuticals have historically provided us a greater gross profit margin opportunity than brand name products, although their lower prices reduce revenue growth.

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

Legislative Developments. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) significantly expanded Medicare coverage for outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries became eligible to enroll in prescription drug plans that are offered by private entities. Medicare reimbursement rates for certain pharmaceuticals were impacted by implementation of the MMA by the U.S. Department of Health and Human Services (“HHS”). Further Medicare reimbursement reductions and policy changes are scheduled to be implemented in the future. In addition, effective January 1, 2007, the Deficit Reduction Act of 2005 (“DRA”) changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for certain prescription drugs (which is usually the average wholesale price) to 250% of the lowest average manufacturer price or AMP. On July 17, 2007, Centers for Medicare and Medicaid Services (“CMS”) published final rules to implement these provisions and clarify, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. CMS has stated that it expects the federal upper payment limits will become effective for covered outpatient multiple source prescription drugs beginning in January 2008. The U.S. Congress may consider further reductions to Medicaid reimbursement and may take action before the end of 2007 to modify Medicare and Medicaid drug payment policy. These policies may adversely affect our specialty distribution business directly and our wholesale drug distribution and specialty distribution businesses indirectly.

The Company

We currently serve our customers (healthcare providers, pharmaceutical manufacturers, and some patients) through a geographically diverse network of distribution and service centers and other operations in the United States and Canada and through packaging facilities in the United States and the United Kingdom. In our pharmaceutical distribution business, we typically are the primary source of supply for pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allows them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.

Strategy

Our business strategy is focused solely on the pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers, primarily pharmacies, health systems and physicians, and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

Optimize and Grow Our Pharmaceutical Distribution and Service Businesses. We believe we are well-positioned in size and market breadth to continue to grow our distribution business as we invest to improve our operating and capital efficiencies. Distribution anchors our growth and position in the pharmaceutical supply channel, as we provide superior distribution services and deliver value-added solutions, which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients.

With the rapid growth of generic pharmaceuticals in the U.S. market, we have introduced strategies to enhance our position in the generic marketplace. We source generics globally; offer a value-added generic formulary program to our healthcare provider customers; and monitor our customers’ compliance with our generics program. We also sell data and other valuable services to our generic manufacturing customers.

We believe we have one of the lowest cost operating structures in pharmaceutical distribution among our major competitors. We launched our Optimiz® program in fiscal 2001 for AmerisourceBergen Drug Corporation, which reduced our distribution facility network in the U.S. from 51 facilities in 2001 to 26 as of September 30, 2007. The program, which is complete, included building six new facilities and closing 31 facilities. We closed our final two facilities in fiscal 2007 to complete the plan. These measures have reduced our operating costs and our working capital. In addition, we believe we will continue to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility.

In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our strategic growth plans.

In October 2007, the Company acquired Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of approximately $181 million in cash. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expands the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion for its fiscal year ended June 30, 2007.

In fiscal 2006, we made three acquisitions to expand our distribution and service businesses into Canada. We acquired Trent Drugs (Wholesale) Ltd. (“Trent”), a Canadian wholesaler of pharmaceutical products and subsequently changed its name to AmerisourceBergen Canada Corporation (“AmerisourceBergen Canada”), which gave us a solid foundation to expand our pharmaceutical distribution capability into the Canadian marketplace. AmerisourceBergen Canada then acquired substantially all of the assets of Asenda Pharmaceutical Supplies Ltd. (“Asenda”), a Canadian pharmaceutical distributor that operated primarily in British Columbia and Alberta. The Asenda acquisition strengthened our position in Western Canada. Thereafter, AmerisourceBergen Canada acquired Rep-Pharm Inc. (“Rep-Pharm”), a Canadian pharmaceutical distributor that primarily served retail community pharmacies in the provinces of Ontario, Quebec and Alberta. The above acquisitions have positioned us as the second largest pharmaceutical distributor in the Canadian market.

•

Optimize and Grow Our Specialty Distribution and Service Businesses. Representing over $12 billion in operating revenue in fiscal 2007, our specialty pharmaceuticals business has a significant presence in this rapidly growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians and a broad array of pharmaceutical and specialty services for manufacturers, our specialty pharmaceuticals business is a well-developed platform for growth. We are the leader in distribution and services to community oncologists and have leading positions in other physician administered products. We also distribute vaccines, other injectables, plasma and other blood products and are well-positioned to service and support many of the new biotech therapies which will be coming to market in the near future.

We expect to continue to expand our specialty services businesses, which help pharmaceutical manufacturers, especially in the biotechnology sector, commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies to launch drugs with targeted populations and support the products in the channel. We provide physician education services, third party logistics and specialty pharmacy services to help speed products to market.

In fiscal 2007, we acquired three specialty services businesses, beginning with I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”). The addition of IgG supports our strategy of building our specialty services to manufacturers. We also acquired Access M.D., Inc. (“AMD”), a Canadian company that provides reimbursement support and nursing support services to manufacturers of specialty pharmaceuticals, such as injectable and biological therapies. AMD expands our specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada. Lastly, we acquired Xcenda LLC (“Xcenda”), a consulting business that provides additional capabilities within pharmaceutical brand services, applied health outcomes, and biopharma strategies.

•

Expand Services in the Pharmaceutical Supply Channel. We offer value-added services and solutions to assist manufacturers and healthcare providers to improve their efficiency and their patient outcomes. Programs for manufacturers, such as assistance with rapid new product launches, promotional and marketing services to accelerate product sales, custom packaging, product data reporting, logistical support and workers’ compensation are all examples of value-added services we currently offer. We are continually seeking to expand our offerings.

Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; Good Neighbor Pharmacy Performance Network, our managed care network, which connects our retail pharmacy customers to payor plans throughout the country and is the third-largest in the U.S.; best-priced generic product purchasing services; hospital pharmacy consulting designed to improve operational efficiencies; scalable automated pharmacy dispensing equipment; and packaging services that deliver unit dose, punch card and other compliance packaging for institutional and retail pharmacy customers. We also continue to pursue enhancements to our services and programs.

In fiscal 2007, we acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and operates under PMSI, our workers’ compensation services business. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives our workers’ compensation business the ability to provide our customers with a fully integrated Medicare set-aside solution.

•

Divestitures. In order to allow us to concentrate on our strategic focus of pharmaceutical distribution and related services, specialty pharmaceutical distribution and related services, and other pharmaceutical supply channel services such as packaging, we may, from time to time, consider divestitures.

On July 31, 2007, the Company and Kindred Healthcare, Inc. (“Kindred”) completed the spin-offs and subsequent combination of their institutional pharmacy businesses, PharMerica Long-Term Care (“Long-Term Care”) and Kindred Pharmacy Services (“KPS”), to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). At closing, Long-Term Care borrowed $125 million from a financial institution and provided a one-time distribution back to the Company. Long-Term Care and KPS were then spun off to the stockholders of their respective parent companies, followed immediately by the merger of the two institutional pharmacy businesses into subsidiaries of PMC and the exchange of Long-Term Care and KPS shares for PMC shares, which resulted in the Company’s and Kindred’s stockholders each owning approximately 50 percent of PMC immediately after the closing of the transaction.

Operations

Operating Structure. We are organized based upon the products and services we provide to our customers. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and Other.

The Pharmaceutical Distribution segment includes the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group (“ABPG”). Servicing both healthcare providers and pharmaceutical manufacturers in the supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce costs and improve patient outcomes.

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, alternate site facilities and other customers. ABDC also provides pharmacy management, consulting services and scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets, and supply management software to a variety of retail and institutional healthcare providers. Substantially all of ABDC’s operations are in the United States and Canada.

ABSG, through a number of individual operating businesses, provides distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers. ABSG also distributes vaccines, other injectibles, plasma and other blood products. In addition, through its specialty services businesses, ABSG provides a number of commercialization services, third party logistics, group purchasing services, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education. Substantially all of ABSG’s operations are in the United States.

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”) and Brecon Pharmaceutical Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, compliance and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest costumer is ABDC, and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers.

Our Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and PMSI. Subsequent to July 31, 2007, the Other segment only includes the operating results of PMSI.

PMSI provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. PMSI services include home delivery of prescription drugs, medical supplies and equipment, and computer software solutions to reduce payors’ administrative costs. PMSI also offers Medicare set-aside cost containment services to its insurance payor customers through PMSI MSA Services, Inc.

Sales and Marketing. ABDC has a sales force organized regionally and specialized by healthcare provider type. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. ABDC’s national marketing organization designs and develops business management solutions for AmerisourceBergen healthcare provider customers. Tailored to specific groups, these programs can be further customized at the business unit or distribution facility level to adapt to local market conditions. ABDC’s sales and marketing also serves national account customers through close coordination with local distribution centers and with the management of the Specialty and Packaging groups. ABDC sales and marketing ensures that our customers are receiving service offerings that meet their needs. Our Specialty and Packaging groups and the PMSI business each have independent sales forces and marketing organizations that specialize in their respective product and service offerings.

Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term and alternate care facility pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our healthcare provider customers. Our manufacturing customers include branded, generic, and biotech manufacturers of prescribed pharmaceuticals as well as over-the-counter product manufacturers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. During fiscal 2007, operating revenue for our Pharmaceutical Distribution segment was comprised of 62% institutional and 38% retail.

In fiscal 2007, Medco Health Solutions, Inc. (“Medco”), our largest customer, accounted for 14% of our total revenue, 8% of our operating revenue, and 90% of bulk deliveries to customer warehouses. Our second-largest customer accounted for 8% of our operating revenue in fiscal 2007. Other than our two largest customers, no individual customer accounted for more than 5% of our fiscal 2007 operating revenue. Our top ten customers represented approximately 34% of fiscal 2007 operating revenue. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 8% of our operating revenue in fiscal 2007 was derived from our two largest GPO relationships (Novation and Premier). The loss of any major customer or GPO relationship could adversely affect future operating revenue and results of operations.

Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2007. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are good. The ten largest suppliers in fiscal 2007 accounted for approximately 60% of our purchases.

In fiscal 2006, working with our pharmaceutical manufacturer partners, we completed the transition of our branded pharmaceutical distribution business to a fee-for-service model where we are primarily compensated for the services we provide manufacturers for a fee. Under a typical fee-for-service agreement, we are compensated for our services based on a percentage of purchases over a defined time period, with payment of fees being made directly or through a combination of direct payments and price increase entitlements. We believe the fee-for-service model has improved the efficiency and transparency of the supply channel.

Information Systems. ABDC operates its full-service wholesale pharmaceutical distribution facilities in the U.S. on a centralized system. ABDC’s operating system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. ABDC’s systems are intended to strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the basic and value-added services offered to our customers, including marketing, product demand data, inventory replenishment, single-source billing, computer price updates and price labels.

ABDC plans to continue to make system investments to further improve its information capabilities and meet its customer and operational needs. For example, the Company recently announced a business transformation project that will include a new ERP (enterprise resource planning) platform, which will be selected and implemented throughout ABDC and throughout ABC’s corporate functions, as well as the development and implementation of integrated processes to enhance business best practices and lower cost. ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. ABDC continues to implement a new warehouse operating system that is expected to improve its productivity and operating leverage. ABDC will continue to invest in advanced information systems and automated warehouse technology. As of September 30, 2007 approximately 85% of ABDC’s transactional volume is generated from our distribution facilities that have successfully implemented the new warehouse operating system.

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

ABSG operates the majority of its specialty distribution business on its own common, centralized platform resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities. The convenience of ordering via the Internet is very important to ABSG’s customers. Over the past few years, ABSG has introduced and enhanced its web capabilities such that a significant amount of orders are initiated via the Internet.

Our PMSI business provides proprietary information technology for workers’ compensation solutions. These systems provide eligibility authorization and reimbursement payments to participating pharmacies. They also provide order taking, shipment and collection of service fees for medications and specialty services. The systems also provide billing and reimbursement for other services rendered. PMSI continues to invest in technologies that help improve data integrity, critical information access and system availability.

Competition

We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are Cardinal Health, Inc. and McKesson Corporation. ABDC competes with both Cardinal and McKesson, as well as regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly, chain drugstores who do their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG’s operating businesses face competition from a variety of competitors, including Oncology Therapeutics Network (recently acquired by McKesson), FFF Enterprises, Henry Schein, Inc., Med-Path, Express Scripts, Inc., US Oncology, Inc., Covance Inc., and UPS Logistics, among others. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

The PMSI business competes with numerous billing companies in connection with the portion of its business that electronically adjudicates workers’ compensation claims for payors. PMSI also competes with various companies that provide home delivery of prescription drugs, medical supplies and equipment. PMSI’s primary competitors include Coventry Health, Inc., Fiserv Health, Medical Services Company, Cypress Medical Products and Progressive Medical, Inc.

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

We hold patents and have patent applications pending that relate to certain of our products, particularly our automated pharmacy dispensing equipment, our medication and supply dispensing equipment, and certain warehousing equipment. We seek patent protection for our proprietary intellectual property from time to time as appropriate.

Although we believe that our patents or other proprietary products and processes do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Employees

As of September 30, 2007, we employed approximately 11,300 persons, of which approximately 10,200 were full-time employees. Approximately 4% of full and part-time employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations.

Government Regulation

We are subject to oversight by various state and federal governmental entities and we are subject to, and affected by, a variety of state and federal laws, regulations and policies.

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of these substances are required to hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers from distributing controlled substances, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these laws and regulations. We have all necessary licenses or other regulatory approvals and believe that we are in substantial compliance with all applicable pharmaceutical wholesale distribution requirements.

We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statute and the Stark law. The anti-kickback statute, and the related regulations, prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a person for the furnishing or arranging for the furnishing of any item or service or for inducing the purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering of items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The Stark law prohibits physicians from making referrals for designated health services to certain entities with whom they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. ABSG’s operations are particularly subject to these laws and regulations, as are certain aspects of our ABDC operations.

In recent years, some states have passed or have proposed laws and regulations that are intended to protect the safety of the supply channel. For example, Florida and other states are implementing pedigree requirements that require drugs to be accompanied by information tracing drugs back to the manufacturers. These and other requirements are expected to increase our cost of operations. At the federal level, the FDA issued final regulations pursuant to the Pharmaceutical Drug Marketing Act that became effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to the Company of selling to other pharmaceutical distributors and handling product returns. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of the regulations in response to a case initiated by secondary distributors. On February 1, 2007, HHS and the FDA appealed this decision to the federal Court of Appeals for the Second Circuit. We cannot predict the ultimate outcome of this legal proceeding.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. We cannot predict what reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our results of operations and financial condition.

See “Risk Factors” for a discussion of additional regulatory developments that may affect our results of operations and financial condition.

Medicare and Medicaid

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

The MMA also significantly expanded Medicare coverage for outpatient prescription drugs through new Medicare Part D. Beginning in 2006, Medicare beneficiaries became eligible to enroll in outpatient prescription drug plans that are offered by private entities and became eligible for varying levels of coverage for outpatient prescription drugs. Beneficiaries who participate select from a range of stand-alone prescription drug plans or Medicare Advantage managed care plans that include prescription drug coverage along with other Medicare services (“Part D Plans”). The Part D Plans are required to make available certain drugs on their formularies. Each Part D Plan negotiates reimbursement for Part D drugs with pharmaceutical manufacturers. The new Part D Plan has increased the use of pharmaceuticals in the supply channel, which has a positive impact on the Company’s operating revenues and profitability.

Effective January 1, 2007, the Deficit Reduction Act of 2005 (“DRA”) changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest manufacturer price or AMP. On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. CMS has stated that it expects the federal upper payment limits will become effective for covered outpatient multiple source prescription drugs beginning in January 2008. We expect the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to our healthcare provider customers for certain generic pharmaceuticals, which may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability.

Congress may take action before the end of the year to increase the Medicaid drug rebate amount for branded pharmaceuticals, amend the Medicare ASP calculation methodology, or otherwise modify Medicare/Medicaid drug payment policy.

The federal government may adopt measures in the future that would further impact Medicare or Medicaid spending.

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

Available Information

For more information about us, visit our website at www.amerisourcebergen.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through the “Investors” section of our website immediately after we electronically file with or furnish them to the Securities and Exchange Commission and may also be viewed using their website at www.sec.gov.

ITEM 1A.    RISK FACTORS

The following discussion describes certain risk factors that we believe could affect our business and prospects. These risks factors are in addition to those set for the elsewhere in this report.

Intense competition may erode our profit margins.

The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with large wholesale distributors of pharmaceuticals such as Cardinal Health, Inc. and McKesson Corporation; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers who distribute their products directly to customers; specialty distributors; and other healthcare providers. The PMSI business also operates in a highly competitive environment.

Competitive pressures have contributed to a decline in our gross profit margins on operating revenue from 5.42% in fiscal 2001 to 3.77% in fiscal 2007. This trend may continue and our business could be adversely affected as a result.

Our operating revenue and results of operations may suffer upon the loss of a significant customer.

Our largest customer accounted for 14% of our total revenue and 8% of our operating revenue in fiscal 2007. Our top ten customers represented approximately 34% of fiscal 2007 operating revenue. We also have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 8% of our operating revenue for the fiscal year ended September 30, 2007 was derived from our two largest GPO relationships (Novation and Premier). We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our operating revenue and results of operations.

Our operating revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.

Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could have a material adverse affect on our operating revenue and results of operations. At September 30, 2007, the largest trade receivable due from a single customer represented approximately 11% of accounts receivable, net.

Our results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant supplier.

Our relationships with pharmaceutical suppliers give rise to substantial amounts that are owed to us from the suppliers, including amounts owed to us for returned goods or defective goods and amounts owed to us for services provided to the suppliers. The bankruptcy, insolvency or other credit failure of any supplier at a time when the supplier has a substantial amount owed to us could have a material adverse affect on our results of operations.

Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability.

The healthcare industry is highly regulated at the federal and state level. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or have proposed laws and regulations, including laws and regulations obligating pharmaceutical distributors to provide prescription drug pedigrees, that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. In order to comply with the Florida requirements, we implemented an e-pedigree system at our distribution center in Florida that required significant capital outlays. Other states are considering laws and regulations that would require us to implement pedigree capabilities in those other states similar to the pedigree capabilities implemented for Florida. Effective January 1, 2009, California will require the implementation of costly track and trace chain of custody technologies, such as radio frequency identification (RFID) technologies. At the federal level, the FDA issued final regulations pursuant to the Pharmaceutical Drug Marketing Act that became effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of certain provisions of the regulations in response to a case initiated by secondary distributors. On February 1, 2007, HHS and the FDA appealed this decision to the federal Court of Appeals for the Second Circuit. We cannot predict the ultimate outcome of this legal proceeding.

In addition, the FDA Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include any track-and-trace or authentication technologies, such as RFID and other technologies. The FDA must develop a standardized numerical identifier by April 1, 2010.

The suspension or revocation by the DEA of any of the registrations that must be in effect for our distribution facilities to purchase, store and distribute controlled substances or the refusal by DEA to issue a registration to any such facility that requires such registration in order to service our customers may adversely affect our reputation, our business and our results of operations.

On April 24, 2007, the DEA imposed an Order to Show Cause and Immediate Suspension on our Orlando, Florida distribution center’s license to distribute controlled substances and listed chemicals. The DEA alleged that we did not maintain effective controls at our Orlando, Florida distribution center against diversion of controlled substances to certain internet pharmacies. On June 22, 2007, we entered into a settlement with the

DEA in which we expressly denied the DEA’s allegations and which led to the reinstatement of our Orlando, Florida distribution center’s suspended license to distribute controlled substances and listed chemicals to its retail customers on August 25, 2007. As required by the settlement agreement, we implemented an enhanced and more sophisticated order-monitoring program in all of our AmerisourceBergen Drug Corporation distribution centers by June 30, 2007. We have passed all the DEA compliance reviews relating to the new program, and as a result, our Orlando, Florida distribution center’s license was reinstated effective August 25, 2007. While we expect to continue to comply with all of the DEA’s requirements, there can be no assurance that the DEA will not require further controls against the diversion of controlled substances in the future or will not take similar action against any other of our distribution centers in the future.

On October 1, 2007, we acquired Bellco Health, a privately held New York distributor of branded and generic pharmaceuticals. Bellco Health consists of two companies, Bellco Drug Corp. and American Medical Distributors, Inc. (“AMD”). The DEA registration of Bellco Drug was suspended in May 2007 prior to our acquisition of the business. AMD’s registration was not suspended but both AMD and Bellco Drug received an order to show cause why their registrations should not be revoked . The suspension of Bellco Drug’s registration and the order to show cause were based on Bellco Drug’s alleged failures to maintain effective controls against the diversion of controlled substances as required by federal law. In June 2007, Bellco Drug entered into a consent judgment with the DEA in which Bellco Drug expressly denied the allegations of diversion and agreed to voluntarily surrender its DEA registration with leave to apply for a new registration. The administrative proceeding on the order to show cause relating to AMD’s DEA registration was also dismissed at that time pursuant to a separate memorandum of understanding between AMD and DEA, which allowed AMD to continue serving its customers and to expand its DEA registration so that AMD could service Bellco Drug’s Metro New York City customers. Bellco Drug has applied for a new DEA registration. As a result of our acquisition of Bellco Health and our own settlement agreement with the DEA, we expect that the Bellco Drug application for a new DEA registration may be subject to particular review and scrutiny by the DEA. Denial by the DEA of Bellco Drug’s application for a new registration could adversely affect Bellco Health’s operations and ability to conduct business in the ordinary course and, therefore, could adversely affect both the value of the businesses that we just acquired and our overall results of operations.

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

The Deficit Reduction Act of 2005 (“DRA”) was intended to reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Effective January 1, 2007, the DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest manufacturer price or AMP. On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. CMS has stated that it expects the federal upper payment limits will become effective for covered outpatient multiple source prescription drugs beginning in January 2008. We expect the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA will not have an adverse impact on our business. We are continuing to work with our customers in this process. We are currently developing plans to mitigate the potential impact of these legislative and regulatory changes. If we fail to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect our results of operations.

Congress may take action before the end of the year to increase the Medicaid drug rebate amount for branded pharmaceuticals, amend the Medicare ASP calculation methodology, or otherwise modify Medicare/Medicaid drug payment policy.

Our operating revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, CMS’s review of reimbursement policies for these drugs, and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. The FDA held a meeting in September 2007 to discuss updated information about the safety of these anemia drugs for patients with chronic renal failure. On November 8, 2007, the FDA announced revised boxed warnings and other safety-related product labeling changes for these drugs addressing the risks posed to patients with cancer or chronic kidney failure. CMS also has indicated that it may impose additional restrictions on Medicare coverage in the future. Any further changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues.

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

We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud and abuse. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. While we believe that we are in substantial compliance with all applicable laws, many of the regulations applicable to us, including those relating to marketing incentives offered by pharmaceutical suppliers, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

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

In fiscal 2006, we acquired three pharmaceutical distributors based in Canada and a provider of contract packaging and clinical trials materials services based in the United Kingdom, and may consider additional foreign acquisitions in the future. Our existing foreign operations and any operations we may acquire in the future carry risks in addition to the risks of acquisition, as described above. At any particular time, foreign operations may encounter risks and uncertainties regarding the governmental, political, economic, business and competitive environment within the countries in which those operations are based. Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. Dollar.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, our management may not be able to provide its report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for the fiscal year ending September 30, 2008 as required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and our independent registered public accounting firm may not be able to provide an unqualified attestation, or any attestation, regarding the operating effectiveness of our internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report in our Annual Report on Form 10-K for the fiscal year ending September 30, 2008, similar to the one delivered herein, that assesses the effectiveness of our internal control over financial reporting. We also will be required to deliver an attestation report, similar to the one delivered herein, of our independent registered public accounting firm on the operating effectiveness of our internal controls. We have undertaken substantial effort to assess, enhance and document our internal control systems, financial processes and information systems and expect to continue to do so during fiscal 2008 in preparation for the required annual evaluation process. Significant use of resources, both internal and external, will be required to make the requisite evaluation of the annual effectiveness of our internal controls. While we believe we have adequate internal controls and will meet our obligations, there can be no assurance that we will be able to complete the work necessary for our management to issue the report in a timely manner or that management or our independent registered public accounting firm will conclude that our internal controls are effective.

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

As part of our transition to fee-for-service, some distribution service agreements entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with a small number of branded manufacturers continue to be solely inflation-based. As a result, approximately 20% of our gross profit from brand name manufacturers continues to be subject to fluctuation based upon the timing and extent of price appreciation. If the frequency or rate of branded pharmaceutical price inflation slows, our results of operations could be adversely affected. In addition, the Pharmaceutical Distribution segment distributes generic pharmaceuticals, which are subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, our results of operations could be adversely affected.

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

Certain of our businesses are considering substantial investments in information systems during fiscal 2008. To the extent the implementation of these systems fail, our business and results of operations may be adversely affected.

Risks generally associated with implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations.

We have announced intentions to implement an ERP system to handle the business, operating and financial processes within ABDC and within our Company at a corporate level. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if the we experience operating problems and/or cost overruns during the ERP implementation process or if the ERP system, and the associated process changes, do not give rise to the benefits that we expect.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of September 30, 2007, we conducted our business from office and operating facilities at owned and leased locations throughout the United States, Canada, the United Kingdom, and Puerto Rico. In the aggregate, our facilities occupy approximately 8.2 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2019.

We completed our integration plan to consolidate our ABDC distribution network and eliminate duplicative administrative functions in fiscal 2007. See Optimize and Grow Our Pharmaceutical Distribution and Services Businesses on Page 3 for a discussion of our facility consolidation and expansion plan. Our 26 full-service ABDC wholesale pharmaceutical distribution facilities in the U.S. range in size from approximately 39,000 square feet to 314,000 square feet, with an aggregate of approximately 4.6 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Minnesota, Missouri, North Carolina, New Jersey, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas and Virginia. As of September 30, 2007, ABDC had 13 wholesale pharmaceutical distribution facilities in Canada. Two of these facilities are owned and located in the provinces of Newfoundland and Ontario. Eleven of these locations are leased and located in the provinces of Alberta, British Columbia, Nova Scotia, Ontario, and Quebec. We consider our operating properties to be in satisfactory condition.

As of September 30, 2007, the Specialty Group’s operations were located in 30 locations comprising of approximately 1.1 million square feet. Its largest leased facility consisted of approximately 276,000 square feet. Only 2 of the 30 locations are owned. The Specialty Group’s headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, North Carolina and Ohio.

As of September 30, 2007, the Packaging Group’s operations in the U.S. consisted of 3 owned facilities and 5 leased facilities totaling approximately 1.1 million square feet. The Packaging Group is in the process of expanding its Rockford, Illinois facility by 260,000 square feet. The Packaging Group’s operations in the U.S. are primarily located in the states of Illinois and Ohio. The Packaging Group’s operations in the United Kingdom are located in 2 owned and 3 leased building units comprising a total of 94,000 square feet.

As of September 30, 2007, our PMSI operations were located in six leased locations ranging in size from approximately 10,000 square feet to 89,000 square feet and have a combined area of approximately 0.2 million square feet.

We lease approximately 144,000 square feet in Chesterbrook, Pennsylvania for our corporate and ABDC headquarters.

We consider all of our operating office properties to be in satisfactory condition.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including the matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

New York Attorney General Subpoena

In April 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchased pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. The Company has engaged in discussions with the NYAG, initially to clarify the scope of the subpoena and subsequently to provide background information requested by the NYAG. The Company has produced responsive information and documents and will continue to cooperate with the NYAG. Recently, the Company has received a communication from the NYAG detailing potential theories of liability and the Company has met with the NYAG to discuss how to resolve the matter. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this matter.

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action in the Superior Court of California, County of Orange (the “Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code §998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit in the amount of $14.4 million plus interest at the rate of ten percent per annum from August 29, 2001. With an offset for the amount previously paid to the executive, the total award to the executive amounts to $19.4 million, of which $13.9 million was recorded in June 2006 to establish the total liability of $19.4 million on its balance sheet. Subsequent to the Court’s ruling, the Company has continued to accrue interest on the amount awarded to the executive by the Court. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company appealed the Court’s ruling. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Appellate Court”) made certain rulings and reversed certain portions of the July 2006 decision of the Court in a manner that was favorable to the Company. As a result, the Company reduced its total liability to the executive by $10.4 million as of September 30, 2007.

Bridge Medical Matter

In March 2004, the former stockholders of Bridge Medical, Inc. (“Bridge”) commenced an action against the Company in the Court of Chancery of the State of Delaware claiming that they were entitled to payment of certain contingent purchase price amounts that were provided under the terms of agreement under which the Company acquired Bridge in January 2003. In July 2005, the Company sold substantially all of the assets of Bridge. The contingent purchase price amounts at issue were conditioned upon the achievement by Bridge of certain earnings levels in calendar 2003 and calendar 2004 (collectively, the “Earnout Period”). The maximum amount that was payable in respect of calendar 2003 was $21 million and the maximum amount that was payable in respect of calendar 2004 was $34 million. The former stockholders of Bridge alleged (i) that the Company did not properly adhere to the terms of the acquisition agreement in calculating that no contingent purchase price amounts were due and (ii) that the Company breached certain obligations to assist the Bridge sales force and promote the Bridge bedside point-of-care patient safety product during the Earnout Period and that such breaches prevented Bridge from obtaining business that Bridge otherwise would have obtained. The trial of this case and post-trial briefing were completed during May and June 2007. In September 2007, the Delaware Court of Chancery ruled that the former stockholders of Bridge were entitled to a payment of $21 million for earnout amounts, plus prejudgment interest in the amount of $5.9 million. As a result of the court’s decision, the Company recorded a charge of $24.6 million, net of income taxes, in the fiscal year ended September 30, 2007. The Company expects to receive a tax benefit only with respect to interest incurred in this matter. The Company believes the decision of the Delaware Court of Chancery was in error and is appealing the Court’s decision. The Company cannot predict the outcome of this case at this time.

Drug Enforcement Administration Matter

On April 24, 2007, the Drug Enforcement Administration (the “DEA”) of the U.S. Department of Justice imposed an Order to Show Cause and Immediate suspension on the Company’s Orlando, Florida distribution center’s license to distribute controlled substances and listed chemicals. The DEA asserted that the Company did not maintain effective controls against diversion of controlled substances, including hydrocodone, to certain internet pharmacies from January 1, 2006 through January 31, 2007. On April 26, 2007, the DEA partially lifted the suspension to permit the Company to distribute controlled substances and listed chemicals to hospitals, clinics, the Department of Defense and certain other entities from its Orlando distribution center. On June 22, 2007, the Company entered into a settlement with the DEA in which the Company expressly denied the DEA’s allegations and which led to the reinstatement of its Orlando, Florida distribution center’s suspended license to distribute controlled substances and listed chemicals to its retail customers on August 25, 2007. As required by the settlement agreement, the Company implemented an enhanced and more sophisticated order-monitoring program in all of its AmerisourceBergen Drug Corporation distribution centers by June 30, 2007. The Florida distribution center’s license was reinstated as of August 25, 2007. While the Company expects to continue to comply with all of the DEA’s requirements, there can be no assurance that the DEA will not require further controls against the diversion of controlled substances in the future.

MBL Matter

In May 2007, ASD Specialty Healthcare, Inc. (“ASD”) filed a lawsuit against Massachusetts Biologic Laboratories (“MBL”) in the 44th Judicial District Court of Dallas County, Texas. ASD alleged that MBL committed fraud by making misrepresentations to ASD in connection with the execution of a contract with ASD for the distribution of 5 million doses of tetanus diphtheria (“TD”) vaccines. Later that month, MBL sued ASD in the Superior Court of Suffolk County, Massachusetts, asserting breach of contract, unfair and deceptive trade practices and other claims. MBL is requesting declaratory judgment, actual and consequential damages in an undetermined amount and treble damages. ASD filed counterclaims against MBL in the Massachusetts action for breach of contract, fraudulent and negligent misrepresentation, unfair trade practices and other claims. The Texas lawsuit was dismissed in favor of the parties’ proceeding in Massachusetts, but ASD has filed a motion for reconsideration of the dismissal. The Massachusetts lawsuit is not expected to proceed to trial before the fall of 2009.

The Company has recorded a $27.8 million write-down to estimated net realizable value for the TD vaccines which remain unsold as of September 30, 2007. If ASD is successful in the litigation and the TD distribution agreement with MBL is rescinded, ASD may be able to return any unsold vaccines and obtain a refund of the purchase price paid to MBL for the vaccines. If MBL is successful in the litigation, it may be entitled to recover any lost profits it may have foregone as a result of ASD’s decision not to purchase or accept delivery of the full amount of TD vaccines. ASD believes that it has valid defenses and offsets to any such recovery based, among other things, on MBL’s breaches of the TD distribution agreement and MBL’s duty to mitigate its damages as well as ASD’s entitlement to a refund of federal excise taxes previously paid by ASD on any unsold TD vaccines. The Company cannot predict the outcome of this litigation at this time but does not believe that any liability associated with this matter will materially exceed the amount already recorded.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the quarter ended September 30, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company’s principal executive officers, their ages and their positions, as of November 1, 2007. Each executive officer serves at the pleasure of the Company’s board of directors.

Name	Age	Current Position with the Company
R. David Yost	60	President, Chief Executive Officer and Director
Michael D. DiCandilo	46	Executive Vice President and Chief Financial Officer
Steven H. Collis	46	Executive Vice President and President, AmerisourceBergen Specialty Group
Terrance P. Haas	42	Executive Vice President and Chief Integration Officer
John G. Chou	51	Senior Vice President, General Counsel and Secretary
Jeanne B. Fisher	66	Senior Vice President, Human Resources

Unless indicated to the contrary, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mr. Yost has been Chief Executive Officer and a Director of the Company since August 2001 and was President of the Company until October 2002. He again assumed the position of President of the Company in September 2007. He was Chief Executive Officer of AmeriSource from May 1997 until August 2001 and Chairman of the Board of AmeriSource from December 2000 until August 2001. Mr. Yost has been employed by the Company or one of its predecessors for 33 years.

Mr. DiCandilo has been Chief Financial Officer of the Company since March 2002. Since May 2005, he has been an Executive Vice President of the Company. From March 2002 to May 2005, Mr. DiCandilo was a Senior Vice President. Mr. DiCandilo has been employed by the Company or one of its predecessors for 17 years.

Mr. Collis was named Executive Vice President and President of AmerisourceBergen Specialty Group in September 2007. He was Senior Vice President of the Company and President of AmerisourceBergen Specialty Group from August 2001 to September 2007. Mr. Collis has been employed by the Company or one of its predecessors for 13 years.

Mr. Haas was named Executive Vice President and Chief Integration Officer in September 2007. Mr. Haas previously served as Senior Vice President and President of AmerisourceBergen Drug Corporation from February 2004 to September 2007. He was Senior Vice President, Operations from February 2003 to February 2004. Previously, he was Senior Vice President, Integration from October 2001 to February 2003 Mr. Haas has been employed by the Company or one of its predecessors for 20 years.

Mr. Chou was named Senior Vice President and General Counsel of the Company in January 2007. He has served as Secretary of the Company since February 2006. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 5 years.

Ms. Fisher has been Senior Vice President, Human Resources since January 2003. Before joining the Company, she was the founder and President of JFA, a human resources executive services business.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “ABC.” As of October 31, 2007, there were 4,599 record holders of the Company’s common stock. The following table sets forth the high and low closing sale prices of the Company’s common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2007
First Quarter	$45.98	$43.16
Second Quarter	53.68	44.37
Third Quarter	54.69	47.93
Fourth Quarter	48.75	43.55

Fiscal Year Ended September 30, 2006
First Quarter	40.64	35.61
Second Quarter	46.84	39.70
Third Quarter	47.15	39.53
Fourth Quarter	45.03	39.96

On July 31, 2007, the Company and Kindred completed the spin-offs and subsequent combination of their institutional pharmacy businesses, Long-Term Care and KPS, to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). The institutional pharmacy businesses were then spun off to the stockholders of their respective parent companies, followed immediately by the merger of each of the businesses into a subsidiary of PMC, which resulted in the Company’s and Kindred’s stockholders each owning approximately 50 percent of PMC immediately after the closing of the transaction. The Company’s stockholders received 0.0833752 shares of PMC common stock for each share of AmerisourceBergen common stock owned. The Company’s common stock started trading on the NYSE without Long-Term Care on August 1, 2007, the day following the close of the divestiture transaction. The historical prices of the Company’s common stock have been retroactively adjusted downward by the NYSE by approximately 3% to reflect the above spin-off transaction.

On November 15, 2006, the Company declared a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a stock dividend, where each stockholder received one additional share for each share owned. The stock dividend was payable on December 28, 2006 to stockholders of record at the close of business on December 13, 2006.

During the fiscal years ended September 30, 2007 and 2006, the Company paid quarterly cash dividends of $0.05 and $0.025, respectively. On November 8, 2007, the Company’s board of directors increased the quarterly dividend by 50% and declared a dividend of $0.075 per share, which will be paid on December 3, 2007 to stockholders of record as of the close of business on November 19, 2007. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

The Bank of New York is the Company’s transfer agent. The Bank of New York can be reached at (mail) The Bank of New York, Investor Services Department, P.O. Box 11258, New York, NY 10286-1258; (telephone): 800-524-4458 or TDD 888-269-5221; (internet) www.stockbny.com; and (email) shareowners@bankofny.com.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,844,500	$45.81	1,844,500	$667,087,845
November 1 to November 30	2,864,042	$45.47	2,864,042	$536,857,884
December 1 to December 31	2,553,100	$45.12	2,553,100	$421,651,479
January 1 to January 31	765,119	$45.82	765,119	$386,591,957
February 1 to February 28	—	$—	—	$386,591,957
March 1 to March 31	—	$—	—	$386,591,957
April 1 to April 30	591,000	$50.41	591,000	$356,801,231
May 1 to May 31	7,977,258	$51.17	7,977,258	$798,574,976
June 1 to June 30	1,364,000	$50.07	1,364,000	$730,283,815
July 1 to July 31	1,150,974	$49.16	1,150,974	$673,697,667
August 1 to August 31	7,063,636	$46.42	7,063,636	$345,836,659
September 1 to September 30	3,234,677	$45.88	3,234,677	$197,438,263

Total	29,408,306	$47.75	29,408,306

(a)	During the fiscal year ended September 30, 2007, the Company purchased 15.6 million shares for $750 million, which represented the total of the authorization under the August 2006 stock repurchase program. This program expired in May 2007, when the Company exhausted its availability.

(b)	In May 2007, the Company announced a new program to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. Through September 30, 2007, the Company purchased 13.8 million shares under this program for $652.6 million. There is no expiration date related to this new program.

STOCK PERFORMANCE GRAPH

This graph depicts the Company’s five year cumulative total stockholder returns relative to the performance of an index of peer companies selected by the Company and of the Standard and Poor’s 500 Composite Stock Index from the market close on September 30, 2002 to September 30, 2007. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2002. The points on the graph represent fiscal quarter-end index levels based on the last trading day in each fiscal quarter. The historical prices of the Company’s common stock reflect the downward adjustment of approximately 3% that was made by the NYSE in all of the historical prices to reflect the divestiture of Long-Term Care. The Peer Group index (which is weighted on the basis of market capitalization) consists of the Company and the following companies engaged primarily in wholesale pharmaceutical distribution and related services: Cardinal Health, Inc. and McKesson Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG AMERISOURCEBERGEN CORPORATION, THE S&P 500 INDEX

AND A PEER GROUP

ITEM 6.    SELECTED FINANCIAL DATA

The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26.

	As of or for the fiscal year ended September 30,
	2007(a)	2006(b)	2005(c)	2004(d)	2003(e)
	(amounts in thousands, except per share amounts)
Statement of Operations Data:
Operating revenue	$61,669,032	$56,672,940	$50,012,598	$48,812,452	$45,463,400
Bulk deliveries to customer warehouses	4,405,280	4,530,205	4,564,723	4,308,339	4,120,639

Total revenue	66,074,312	61,203,145	54,577,321	53,120,791	49,584,039
Gross profit	2,326,739	2,231,815	1,980,184	2,166,430	2,225,613
Operating expenses	1,506,397	1,483,109	1,343,238	1,265,471	1,339,484
Operating income	820,342	748,706	636,946	900,959	886,129
Interest expense, net	32,288	12,464	57,223	112,704	144,748
Income from continuing operations	493,768	468,012	291,922	474,874	443,065
Net income	469,167	467,714	264,645	468,390	441,229
Earnings per share from continuing operations—diluted(f)(g)(h)	2.63	2.26	1.37	2.06	1.95
Earnings per share—diluted(f)(g)(h)	2.50	2.25	1.24	2.03	1.95
Cash dividends declared per common share(f)	$0.20	$0.10	$0.05	$0.05	$0.05
Weighted average common shares outstanding—diluted(f)	187,886	207,446	215,540	235,558	231,908

Balance Sheet Data:
Cash and cash equivalents	$640,204	$1,261,268	$966,553	$871,343	$800,036
Short-term investment securities available for sale	467,419	67,840	349,130	—	—
Accounts receivable—net(i)	3,472,358	3,427,139	2,640,646	2,260,973	2,295,437
Merchandise inventories(i)	4,101,502	4,422,055	4,003,690	5,135,830	5,733,837
Property and equipment—net	506,984	509,746	514,758	465,264	353,170
Total assets	12,310,064	12,783,920	11,381,174	11,654,003	12,040,125
Accounts payable	6,988,782	6,499,264	5,292,253	4,947,037	5,393,769
Long-term debt, including current portion	1,227,774	1,095,491	952,711	1,438,471	1,784,154
Stockholders’ equity	3,099,720	4,141,157	4,280,357	4,339,045	4,005,317
Total liabilities and stockholders’ equity	$12,310,064	$12,783,920	$11,381,174	$11,654,003	$12,040,125

(a)	Includes $5.0 million of facility consolidations and employee severance costs, net of income tax expense of $2.9 million and a $22.1 million gain from antitrust litigation settlements, net of income tax expense of $13.7 million and also includes $17.5 million relating to the write-down of tetanus-diphtheria vaccine inventory to its estimated net realizable value, net of income tax benefit of $10.3 million.

As a result of the July 31, 2007 divestiture of Long-Term Care, the statement of operations data includes the operations of Long-Term Care for the ten months ended July 31, 2007 and the September 30, 2007 balance sheet data excludes Long-Term Care.

(b)	Includes $14.2 million of facility consolidations and employee severance costs, net of income tax benefit of $5.9 million, a $25.8 million gain from antitrust litigation settlements, net of income tax expense of $15.1 million, and a $4.1 million gain on the sale of an equity investment and an eminent domain settlement, net of income tax expense of $2.4 million.

(c)	Includes $14.0 million of facility consolidations and employee severance costs, net of income tax benefit of $8.7 million, a $71.4 million loss on early retirement of debt, net of income tax benefit of $40.5 million, a $24.7 million gain from antitrust litigation settlements, net of income tax expense of $15.4 million and an impairment charge of $3.2 million, net of income tax benefit of $2.1 million.

(d)	Includes $4.6 million of facility consolidations and employee severance costs, net of income tax benefit of $2.9 million, a $14.5 million loss on early retirement of debt, net of income tax benefit of $9.1 million, and a $23.4 million gain from an antitrust litigation settlement, net of income tax expense of $14.6 million

(e)	Includes $5.4 million of facility consolidations and employee severance costs, net of income tax benefit of $3.5 million and a $2.6 million loss on early retirement of debt, net of income tax benefit of $1.6 million.

(f)	On December 28, 2005, the Company effected a two-for-one stock split of its outstanding shares of common stock in the form of a 100% stock dividend. All applicable share and per-share amounts have been retroactively adjusted to reflect this stock split.

(g)	Effective October 1, 2004, the Company changed its accounting method of recognizing cash discounts and other related manufacturer incentives. The Company recorded a $10.2 million charge for the cumulative effect of change in accounting (net of income tax benefit of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. The $10.2 million charge reduced diluted earnings per share by $0.05 for the fiscal year ended September 30, 2005.

Had the Company used its current method of accounting for recognizing cash discounts and other related manufacturer incentives for each of the two fiscal years ended September 30, 2004, diluted earnings per share from continuing operations would have been lower by $0.04 for fiscal 2003 and lower by $0.01 for fiscal 2004.

(h)	Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard 123R, using the modified-prospective transition method, and therefore, began to expense the fair value of all outstanding stock options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods. During the fiscal years ended September 30, 2007 and 2006, we recorded $25.0 million and $16.4 million of share-based compensation expense, which had the effect of lowering diluted earnings per share from continuing operations by $0.08 and $0.05, respectively. Had we expensed share-based compensation for each of the three years ended September 30, 2005, diluted earnings per share from continuing operations would have been lower by $0.08 for fiscal 2003, lower by $0.37 for fiscal 2004 and lower by $0.02 for fiscal 2005.

(i)	Balances as of September 30, 2004 reflect a change in accounting to accrue for customer sales returns. The impact of the accrual was to decrease accounts receivable, increase merchandise inventories, and decrease operating revenue and cost of goods sold by $316.8 million. The accrual for customer sales returns had no impact on net income.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein.

The Company is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician, and manufacturer customers, which currently are based primarily in the United States and Canada. The Company also provides pharmaceuticals to workers’ compensation patients and related services to insurance payors. The Company is organized based upon the products and services it provides to its customers. Substantially all of the Company’s operations are located in the United States and Canada. The Company also has packaging operations located in the United Kingdom.

On July 31, 2007, the Company and Kindred HealthCare, Inc. (“Kindred”) completed the spin-offs and subsequent combination of their institutional pharmacy businesses, PharMerica Long-Term Care (“Long-Term Care”) and Kindred Pharmacy Services (“KPS”), to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). (See Divestiture section below). As part of this transaction, the Company entered into a pharmaceutical distribution agreement with PMC, under which it continues to distribute pharmaceuticals to and generate cash flows from the disposed institutional pharmacy business. The historical operating results of Long-Term Care are not reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows resulting from the pharmaceutical distribution agreement entered into between PMC and the Company. Accordingly, for periods prior to August 1, 2007, the historical operating results of Long-Term Care will continue to be included in the historical continuing operations of the Company.

In this Form 10-K, the Company has renamed as Other the reportable segment referred to previously as the PharMerica segment. The Other segment includes the operating results of Long-Term Care through the July 31, 2007 spin-off date and the Company’s workers’ compensation-related business (“PMSI”).

Acquisitions

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.8 million. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and operates under PMSI. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s workers’ compensation business the ability to provide its customers with a fully integrated Medicare set-aside solution.

In October 2006, the Company acquired I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”), for $37.2 million. The addition of IgG supports the Company’s strategy of building its specialty pharmaceutical services to manufacturers.

In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company, for $13.4 million. AMD provides services, including reimbursement support, third-party logistics and nursing support services to manufacturers of specialty pharmaceuticals, such as injectable and biological therapies. The acquisition of AMD expands our specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada Corporation.

In April 2007, the Company acquired Xcenda LLC (“Xcenda”) for a purchase price of $25.2 million. Xcenda will enhance AmerisourceBergen’s consulting business within its existing pharmaceutical and specialty services businesses and provide additional capabilities within pharmaceutical brand services, applied health outcomes and biopharma strategies.

On October 1, 2007, the Company acquired Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of approximately $181 million in cash. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expands the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion for its fiscal year ended June 30, 2007.

Divestiture

As previously noted, on July 31, 2007, the Company and Kindred completed the spin-offs and subsequent combination of their institutional pharmacy businesses, Long-Term Care and KPS, to form PMC. In connection with this transaction, Long-Term Care borrowed $125 million from a financial institution and provided a one-time distribution back to the Company. The cash distribution by Long-Term Care to the Company was tax-free. The institutional pharmacy businesses were then spun off to the stockholders of their respective parent companies, followed immediately by the merger of the two institutional pharmacy businesses into subsidiaries of PMC, which resulted in the Company’s and Kindred’s stockholders each owning approximately 50 percent of PMC immediately after the closing of the transaction. The Company’s stockholders received 0.0833752 shares of PMC common stock for each share of AmerisourceBergen common stock owned. Additionally, the Company entered into a pharmaceutical distribution agreement with PMC and the Company also entered into an agreement with PMC for the provision of certain transition services for a limited transition period following consummation of the transaction.

The Company spun off $196.6 million of net assets of Long-Term Care to PMC as a result of this transaction and recorded a corresponding reduction to its retained earnings.

Reportable Segments

The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and Other. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and PMSI.

Pharmaceutical Distribution

The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging Group (“ABPG”). Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, alternate site facilities and other customers. ABDC also provides pharmacy management, consulting services and scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets, and supply management software to a variety of retail and institutional healthcare providers.

ABSG, through a number of individual operating businesses, provides distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers. ABSG also distributes vaccines, other injectables, plasma, and other blood products. In addition, through its specialty services businesses, ABSG provides a number of commercialization services, third party logistics, group purchasing, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education.

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, compliance and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and clinical trials materials (“CTM”) services for pharmaceutical manufacturers.

Other

Prior to its divestiture, Long-Term Care was a leading national dispenser of pharmaceutical products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. Long-Term Care’s institutional pharmacy business involved the purchase of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the dispensing of those products to residents in long-term care and alternate site facilities.

PMSI provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. PMSI services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payors’ administrative costs. The recent addition of PMSI MSA Services gives the PMSI business the ability to provide its customers with a fully integrated Medicare set-aside solution.

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Fiscal year ended September 30,			2007 vs. 2006 Change	2006 vs. 2005 Change
	2007	2006	2005
	(dollars in thousands)
Pharmaceutical Distribution	$60,935,344	$55,907,552	$49,319,371	9%	13%
Other
Long-Term Care(a)	1,045,662	1,211,548	1,131,447	(14)	7
PMSI	461,370	456,760	439,922	1	4

Total Other	1,507,032	1,668,308	1,571,369	(10)	6

Intersegment eliminations	(773,344)	(902,920)	(878,142)	(14)	(3)

Total	$61,669,032	$56,672,940	$50,012,598	9%	13%

	Operating Income Fiscal year ended September 30,			2007 vs. 2006 Change	2006 vs. 2005 Change
	2007	2006	2005
	(dollars in thousands)
Pharmaceutical Distribution	$733,388	$644,202	$532,887	14%	21%
Other
Long-Term Care(a)	24,996	32,325	34,471	(23)	(6)
PMSI	28,193	51,420	57,476	(45)	(11)

Total Other	53,189	83,745	91,947	(36)	(9)

Facility consolidations, employee severance and other	(2,072)	(20,123)	(22,723)	(90)	(11)
Gain on antitrust litigation settlements	35,837	40,882	40,094	(12)	2
Impairment charge	—	—	(5,259)	n/m	n/m

Total	$820,342	$748,706	$636,946	10%	18%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	3.08%	3.08%	3.03%
Operating expenses	1.88%	1.93%	1.95%
Operating income	1.20%	1.15%	1.08%

Other

Long-Term Care
Gross profit	29.37%	29.47%	29.24%
Operating expenses	26.98%	26.81%	26.19%
Operating income	2.39%	2.67%	3.05%

PMSI
Gross profit	23.34%	24.13%	26.22%
Operating expenses	17.23%	12.87%	13.16%
Operating income	6.11%	11.26%	13.07%

Total Other
Gross profit	27.53%	28.01%	28.40%
Operating expenses	24.00%	22.99%	22.54%
Operating income	3.53%	5.02%	5.85%

AmerisourceBergen Corporation
Gross profit	3.77%	3.94%	3.96%
Operating expenses	2.44%	2.62%	2.69%
Operating income	1.33%	1.32%	1.27%

(a)	The fiscal 2007 operating revenue and operating income of Long-Term Care represent its results for the ten-month period ended July 31, 2007, the date of its divestiture.

Year ended September 30, 2007 compared with Year ended September 30, 2006

Consolidated Results

Operating revenue of $61.7 billion in fiscal 2007, which excludes bulk deliveries, increased 9% from the prior fiscal year. This increase was primarily due to increases in operating revenue in our ABDC and ABSG operating segments, both of which are included in the Pharmaceutical Distribution reportable segment. Our acquisitions contributed 1% of the operating revenue growth in fiscal 2007.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites (i.e., drop shipment) or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites (i.e., cross-dock shipment). Bulk deliveries of $4.4 billion in fiscal 2007 decreased 3% from the prior fiscal year. Revenue relating to bulk deliveries fluctuates primarily due to changes in demand from the Company’s largest bulk customer. The Company is a principal to these transactions because it is the primary obligor and has the ultimate responsibility for fulfillment and acceptability of the products purchased, and bears full risk of delivery and loss for products, whether the products are drop-shipped or shipped cross-dock. The Company also bears full credit risk associated with the creditworthiness of any bulk delivery customer. As a result, and in accordance with the Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records bulk deliveries to customer warehouses as gross revenues. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $2.3 billion in fiscal 2007 increased 4% from the prior fiscal year. This increase was primarily due to the increase in Pharmaceutical Distribution operating revenue, an increase in compensation under its fee-for-service agreements and the growth of its generic programs, offset in part by a $27.8 million charge incurred by ABSG relating to tetanus-diphtheria vaccine inventory and the decline in gross profit of the Other segment. During fiscal 2007 and 2006, the Company recognized gains of $35.8 million and $40.9 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold and contributed 2% of gross profit in fiscal 2007 and 2006. The Company is unable to estimate future gains, if any, it will recognize as a result of antitrust litigation (see Note 13 to the consolidated financial statements). As a percentage of operating revenue, gross profit in fiscal 2007 decreased 17 basis points from the prior fiscal year due to the decline in gross profit of the Other segment.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1.5 billion in fiscal 2007 increased 3% from the prior fiscal year. This increase was primarily related to our operating revenue growth, operating expenses of our recently acquired companies, an increase in bad debt expense of $14.7 million and an increase in share-based compensation of $8.6 million, all of which was partially offset by a decline in DSAD&A of the Other segment, and a decline in employee incentive compensation. As a percentage of operating revenue, DSAD&A in fiscal 2007 decreased 14 basis points from the prior fiscal year primarily due to the decline in DSAD&A of the Other segment resulting from the divestiture of the Long-Term Care business.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. The plan, which is complete, included building six new facilities, closing 31 facilities and outsourcing a significant portion of its information technology activities. To complete the plan, we closed two distribution facilities in fiscal 2007 and now have 26 distribution facilities in the U.S. as of September 30, 2007. The Company closed six distribution facilities in each of fiscal 2006 and 2005. During fiscal 2006, the Company opened the last of its new distribution facilities and completed the outsourcing of a significant portion of its information technology activities.

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the fiscal years ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Facility consolidations and employee severance	$(5,863)	$4,271
Information technology transition costs	1,679	9,218
Costs relating to the Long-Term Care transaction	9,335	6,634
Gain on sale of retail pharmacy assets	(3,079)	—

Total facility consolidations, employee severance and other	$2,072	$20,123

In fiscal 2006, the Company incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999. In October 2007, the Company received a favorable ruling from a California appellate court reversing certain portions of the prior adverse decision. As a result, the Company reduced its liability in fiscal 2007 to the Bergen Brunswig chief executive officer by $10.4 million (see Bergen Brunswig Matter under Note 13 of the consolidated financial statements). The fiscal 2006 compensation expense and the fiscal 2007 reduction thereof have been recorded as a component of the facility consolidations and employee severance line in the above table.

In fiscal 2007, the Company sold certain retail pharmacy assets of its Long-Term Care business prior to the Long-Term Care divestiture, and as a result, recognized a gain of $3.1 million.

In fiscal 2006, the Company realized a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California. This gain was recorded as a component of the facility consolidations and employee severance line in the above table.

All employee terminations have been completed relating to the aforementioned integration plan. The Company paid a total of $20.7 million and $20.6 million for employee severance, lease cancellation and other costs during fiscal years 2007 and 2006, respectively, related to the integration plan. Remaining unpaid amounts of $15.9 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying consolidated balance sheet at September 30, 2007. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

Operating income of $820.3 million in fiscal 2007 increased 10% from the prior fiscal year due to the Pharmaceutical Distribution segment, offset in part, by the Other segment. As a percentage of operating revenue, operating income in fiscal 2007 increased 1 basis point from the prior fiscal year due to the 5 basis point improvement in Pharmaceutical Distribution’s operating income margin that was largely offset by the decline in the Other segment’s operating income margin. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other contributed $33.8 million to operating income in fiscal 2007 and contributed 5 basis points to operating income as a percentage of operating revenue. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other contributed $20.8 million to operating income in fiscal 2006 and contributed 4 basis points to operating income as a percentage of operating revenue.

Other loss of $3.0 million in fiscal 2007 primarily related to other-than-temporary impairment losses incurred with respect to equity investments. Other income of $4.4 million in fiscal 2006 primarily included a $3.4 million gain resulting from an eminent domain settlement and a $3.1 million gain on the sale of an equity investment, offset in part, by losses incurred relating to an equity investment.

Interest expense and interest income and their respective weighted-average interest rates in fiscal 2007 and 2006 were as follows (in thousands):

	2007		2006
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$75,706	5.65%	$65,874	5.64%
Interest income	(43,418)	4.26%	(53,410)	4.03%

Interest expense, net	$32,288		$12,464

Interest expense increased from the prior fiscal year primarily due to an increase of $114.3 million in average borrowings primarily related to the Company’s Canadian operations. Interest income decreased from the prior fiscal year primarily due to a decline in average invested cash and short-term investments of $313.6 million from the prior fiscal year. The decrease in invested cash and short-term investments from the prior fiscal year was primarily related to the Company’s $1.4 billion of purchases of its common stock in fiscal 2007, offset largely by $1.2 billion of net cash provided by operating activities. The Company’s net interest expense in future periods may vary significantly depending upon changes in interest rates and strategic decisions made by the Company to deploy its invested cash and short-term investments.

Income tax expense reflects an effective income tax rate of 37.1%, versus 36.8% in the prior fiscal year. The tax rate for fiscal 2007 was greater than the tax rate for the prior fiscal year, which benefitted from more favorable tax adjustments than the current fiscal year and a larger portion of the Company’s invested cash in tax-free investments. The Company expects to have an effective income tax rate between 37% and 38% in future periods, which will primarily depend on its mix of tax-free and taxable investments, including cash and cash equivalents.

Income from continuing operations of $493.8 million in fiscal 2007 increased 6% from the prior fiscal year due to the increase in operating income, partially offset by the increase in interest expense. Diluted earnings per share from continuing operations of $2.63 in fiscal 2007 increased 16% from $2.26 per share in the prior fiscal year. The divested Long-Term Care business contributed $0.08 and $0.10 of diluted earnings per share from continuing operations in fiscal 2007 and 2006, respectively. The gain on antitrust litigation settlements less the costs of facility consolidations, employee severance and other contributed $17.0 million to income from continuing operations and $0.09 to diluted earnings per share in fiscal 2007. The gain on antitrust litigation settlements, the eminent domain settlement, the sale of an equity investment and the favorable tax adjustments, less the costs of facility consolidations, employee severance and other contributed $23.2 million to income from continuing operations and $0.11 to diluted earnings per share in fiscal 2006.

Loss from discontinued operations of $24.6 million, net of tax, in fiscal 2007 relates to an adverse court ruling received by the Company with respect to a contingent purchase price adjustment in connection with the 2003 acquisition of Bridge Medical, Inc. (“Bridge”), as previously discussed in Legal Proceedings under Item 3. Substantially all of the assets of the Bridge business were sold in July 2005.

Net income of $469.2 million in fiscal 2007 was flat compared to the prior fiscal year. Diluted earnings per share of $2.50 in fiscal 2007 increased 11% from $2.25 per share in the prior fiscal year. The increase in diluted earnings per share was due to the 9% reduction in weighted average common shares outstanding resulting from the Company’s purchases of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources), net of the impact of stock option exercises.

Segment Information

Pharmaceutical Distribution

Pharmaceutical Distribution operating revenue of $60.9 billion in fiscal 2007 increased 9% from the prior fiscal year. This increase was primarily driven by the strong, above market, 23% operating revenue growth of ABSG, principally in its distribution businesses. ABDC grew its operating revenue by 6% in comparison to the prior fiscal year. During fiscal 2007, 62% of operating revenue was from sales to institutional customers and 38% was from sales to retail customers; this compared to a customer mix in the prior fiscal year of 58% institutional and 42% retail. In comparison with the prior-year results, sales to institutional customers increased 14% primarily due to the strong growth of the specialty pharmaceutical business. Sales to retail customers increased 2% as growth in retail chain sales was offset, in part, by our decision to discontinue servicing the large lower margin customer discussed below.

The ABDC operating revenue growth rate in fiscal 2007 benefited from increased sales to certain of its large customers and the 1% revenue contribution resulting from the full-year impact of its 2006 Canadian acquisitions. ABDC’s operating revenue growth rate was negatively impacted by the Company’s decision not to renew a contract, effective January 2007, with a large, low-margin customer that contributed approximately $1.0 billion of operating revenue for ABDC in fiscal 2006 and the July 2006 loss of two customer accounts that totaled $1.2 billion of revenue in fiscal 2006. These customer accounts transitioned to another distributor after they were acquired by a company supplied by that distributor.

ABSG grew at a rate in excess of overall pharmaceutical market growth. ABSG’s operating revenue of $12.2 billion in fiscal 2007 grew 23% from the prior fiscal year. The majority of this group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG’s oncology business has continued to outperform the market and continues to be ABSG’s most significant contributor to revenue growth. During fiscal 2007, the oncology business benefited from a semi-exclusive distribution agreement that it signed with a large biotechnology manufacturer during the second half of fiscal 2006 and ABSG’s Besse Medical business experienced strong growth in fiscal 2007 primarily arising from the distribution of a new physician-administered ophthalmology product, which was introduced in the second half of fiscal 2006. ABSG also distributes vaccines, plasma and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes to this service channel could result in slower or reduced growth in revenues.

Approximately 6% of the Company’s operating revenue in fiscal 2007 related to the distribution of anemia-related products, which are distributed by both ABDC and ABSG. Several developments contributed to the decline in sales of anemia drugs during the second half of fiscal 2007, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, CMS’s review of reimbursement policies for these drugs and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. On November 8, 2007, the FDA announced revised boxed warnings and other safety-related product labeling changes for these drugs addressing the risks posed to patients with cancer or chronic kidney failure. CMS also has indicated that it may impose additional restrictions on Medicare coverage in the future. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payers, including federal and state governments and private insurance plans. The Company’s future operating revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs. (See Part I, Item 1A. (Risk Factors) on page 13).

The Company currently expects that its operating revenue growth in fiscal 2008 will range from 5% to 7%, including a 3% contribution from its acquisition of Bellco. ABDC revenues are expected to grow with the overall pharmaceutical market growth rate and ABSG revenues are expected to be flat to down 5% from fiscal 2007 primarily as a result of declining anemia drug sales and due to one of its customers for oncology drugs being acquired by a competitor in October 2007. The former customer contributed approximately $800 million to ABSG’s operating revenue in fiscal 2007. ABDC’s and ABSG’s future operating revenue growth will continue to be affected by various factors. These factors include competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 4% and 5% in 2008 and between 6% and 9% per year over the next five years. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals would grow faster than the overall market.

Pharmaceutical Distribution gross profit of $1,876.1 million in fiscal 2007 increased 9% from the prior fiscal year. The increase in gross profit was primarily due to the increase in operating revenue, an increase in compensation under our fee-for-service agreements, and the growth of our generic programs, offset in part by competitive pricing pressures and ABSG’s $27.8 million charge relating to the write-down of tetanus-diphtheria vaccine inventory to its estimated net realizable value (see MBL Matter under Note 13 of the consolidated financial statements). As a percentage of operating revenue, gross profit in fiscal 2007 was flat compared to fiscal 2006. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. During fiscal 2007, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in the prior year. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million.

Pharmaceutical Distribution operating expenses of $1,142.7 million in fiscal 2007 increased 6% from the prior fiscal year. This increase was primarily related to our operating revenue growth, operating expenses of our recently acquired companies, an increase in bad debt expense of $8.6 million primarily related to the recent bankruptcy of a retail chain customer in our West Region and an increase in share-based compensation, and was partially offset by a decrease in employee incentive compensation. As a percentage of operating revenue, operating expenses in fiscal 2007 decreased 5 basis points from the prior fiscal year due to economies of scale realized as a result of the increase in operating revenue, productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program and a decrease in employee incentive compensation, and was partially offset by the increase in bad debt expense and the operating costs of our recently acquired companies.

Pharmaceutical Distribution operating income of $733.4 million in fiscal 2007 increased 14% from the prior fiscal year as the increase in gross profit exceeded the increase in operating expenses. As a percentage of operating revenue, operating income in fiscal 2007 increased 5 basis points from the prior fiscal year due to the improvement in the operating expense margin.

Other

As previously noted, the operating results of the Other segment in fiscal 2007 includes the operating results of Long-Term Care only for the ten months ended July 31, 2007 due to the divestiture, and the operating results of PMSI for the full fiscal year ended September 30, 2007. Therefore, the fiscal 2007 results of operations of the Other segment is not comparable to fiscal 2006 results.

Long-Term Care

Long-Term Care’s operating revenue decreased 14% from the prior fiscal year due to the divestiture, effective July 31, 2007, as discussed above. Long-Term Care’s gross profit, operating expenses and operating income as a percentage of revenue in fiscal 2007 were relatively consistent with the prior fiscal year.

PMSI

PMSI operating revenue of $461.4 million in fiscal 2007 increased 1% from the prior fiscal year. This increase was the net result of the additional revenues of $19.0 million or 4% from the acquisition of PMSI MSA Services, which was partially offset by a 3% decline in PMSI’s business due to competitive pressures. In particular, the loss of one customer in fiscal 2007 substantially contributed to the decline of PMSI’s business. PMSI’s operating revenue in fiscal 2008 is expected to be flat to down due to the loss of certain customers and will likely continue to be impacted significantly by competitive pressures. Operating revenue is also likely to be impacted in the future by the regulatory environment and the pharmaceutical inflation rate.

PMSI gross profit of $107.7 million in fiscal 2007 decreased 2% from the prior fiscal year. As a percentage of operating revenue, gross profit was 23.34% in fiscal 2007 compared to 24.13% in the prior fiscal year. These declines were primarily due to the aforementioned customer loss and continuing industry competitive pressures surrounding pricing, which were partially offset by the additional $12.4 million gross profit contribution made by PMSI MSA Services. Future gross profit will likely be impacted by industry competitive pressures and continued downward pressure on rates of reimbursement for services provided.

PMSI operating expenses of $79.5 million in fiscal 2007 increased 35% or $20.7 million from the prior fiscal year due to the additional $7.7 million of operating expenses of the PMSI MSA Services business, additional costs incurred relating to customer initiatives, investments in information technology infrastructure, and an increase in bad debt expense. Bad debt expense in fiscal 2007 increased by $3.7 million, with the prior fiscal year having benefitted from significant bad debt recoveries made as a result of improvements made in credit and cash application management procedures. Additionally, PMSI operating expenses in the prior fiscal year benefitted from a $3.2 million reduction in sales tax liabilities.

PMSI operating income of $28.2 million in fiscal 2007 decreased 45% from the prior fiscal year due to an increase in its operating expenses and to a lesser extent, a decline in its gross profit. We expect the operating income of PMSI in fiscal 2008 to be flat to down when compared to fiscal 2007 due to customer losses and continuing costs relating to customer initiatives and investments in its information technology infrastructure.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC is the principal supplier of pharmaceuticals to the Other segment.

Year ended September 30, 2006 compared with Year ended September 30, 2005

Consolidated Results

Operating revenue of $56.7 billion in fiscal 2006, which excludes bulk deliveries, increased 13% from the prior fiscal year. This increase was primarily due to increased operating revenue in the Pharmaceutical Distribution segment.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk deliveries of $4.5 billion in fiscal 2006 decreased 1% from the prior fiscal year. Revenue relating to bulk deliveries fluctuates primarily due to changes in demand from the Company’s largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $2.2 billion in fiscal 2006 increased 13% from the prior fiscal year. The increase was primarily due to the increase in Pharmaceutical Distribution operating revenue, an increase in compensation under our fee-for-service agreements and growth of our generic programs. As a percentage of operating revenue, gross profit in fiscal 2006 decreased by 2 basis points from the prior fiscal year primarily due to the strong growth in business with a few of our larger, lower-margin customers. During fiscal 2006 and 2005, the Company recognized gains of $40.9 million and $40.1 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers, which represented 2% of gross profit.

DSAD&A of $1.5 billion in fiscal 2006 increased 11% from the prior fiscal year. This increase was primarily related to growth in operating revenue, operating expenses of our acquired companies, investments to strengthen our sales and marketing and information technology infrastructures within ABDC, and share-based compensation expense related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” As a percentage of operating revenue, DSAD&A in fiscal 2006 decreased 5 basis points from the prior fiscal year. This decline was primarily due to productivity gains achieved throughout the Company’s distribution network as a result of the Optimiz® program, offset in part by investments made to strengthen our sales and marketing and information technology infrastructures within ABDC, expenses of our acquired companies, and share-based compensation expense.

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. The plan included building six new facilities, closing 31 facilities, and outsourcing a significant portion of its information technology activities. During fiscal 2006, the Company opened the last of its new distribution facilities and completed the outsourcing of a significant portion of its information technology activities.

During fiscal 2005, the Company announced plans to continue to consolidate and eliminate certain administrative functions, and to outsource a significant portion of the Company’s information technology activities (the “fiscal 2005 initiatives”). During fiscal 2006, the Company closed six distribution facilities (the “fiscal 2006 initiatives”), incurred expenses relating to the planned spin-off of PharMerica Long-Term Care, realized a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California, and incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999 (see Bergen Brunswig Matter under Note 13 of the consolidated financial statements).

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the fiscal years ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Facility consolidations and employee severance	$4,271	$10,491
Information technology transition costs	9,218	12,232
Costs relating to the Long-Term Care transaction	6,634	—

Total facility consolidations, employee severance and other	$20,123	$22,723

The gain realized on the sale of the Bergen Brunswig headquarters and the compensation expense recognized in connection with the former Bergen Brunswig chief executive officer are components of the facility consolidations and employee severance line in the above table.

Through September 30, 2006, approximately 440 employees had been given termination notices as a result of the fiscal 2006 initiatives, of which approximately 400 had been terminated. As a result of the fiscal 2005 initiatives, approximately 450 employees were terminated.

The Company paid a total of $20.6 million and $13.5 million for employee severance, lease cancellation and other costs during fiscal 2006 and 2005, respectively, related to the aforementioned integration plan. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

In fiscal 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets held by ABDC.

Operating income of $748.7 million in fiscal 2006 increased 18% from the prior fiscal year. The Company’s operating income as a percentage of operating revenue in fiscal 2006 increased 5 basis points from the prior fiscal year. The increase in operating income was primarily due to the increase in gross profit in the Pharmaceutical Distribution segment. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other contributed $20.8 million to operating income in fiscal 2006 and contributed 4 basis points to operating income as a percentage of operating revenue . The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, and the impairment charge contributed $12.1 million to operating income in fiscal 2005 and contributed 2 basis points to operating income as a percentage of operating revenue.

Other income of $4.4 million in fiscal 2006 primarily included a $3.4 million gain resulting from an eminent domain settlement and a $3.1 million gain on the sale of an equity investment, offset in part by losses incurred relating to another equity investment.

Interest expense and interest income and their respective weighted-average interest rates in fiscal 2006 and 2005 were as follows (in thousands):

	2006		2005
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$65,874	5.64%	$76,394	7.14%
Interest income	(53,410)	4.03%	(19,171)	2.23%

Interest expense, net	$12,464		$57,233

Interest expense declined from the prior fiscal year due to a decline in weighted-average interest rates resulting from the Company’s fiscal 2005 long-term debt refinancing. Interest income increased from the prior fiscal year primarily as a result of an increase in the Company’s average cash and short-term investments and an increase in market interest rates. The Company’s average invested cash and short-term investments during fiscal 2006 and 2005 was $1.3 billion and $0.9 billion, respectively.

The Company recorded a $111.9 million loss in fiscal 2005 related to the early retirement of debt.

Income tax expense reflects an effective income tax rate of 36.8%, versus 37.7% in the prior fiscal year. The decline in the effective tax rate was primarily driven by an increase in the amount of our tax-free investments in comparison to our taxable investments, including cash and cash equivalents and certain other favorable tax adjustments.

Income from continuing operations of $468.0 million in fiscal 2006 increased 60% from the prior fiscal year before the cumulative effect of the change in accounting. Diluted earnings per share from continuing operations of $2.26 in fiscal 2006 increased 65% from $1.37 per diluted share in the prior fiscal year before the cumulative effect of the change in accounting. The gain on antitrust litigation settlements, the eminent domain settlement, the sale of an equity investment and the favorable tax adjustments, less the costs of facility consolidations, employee severance and other contributed $23.2 million to income from continuing operations and $0.11 to diluted earnings per share from continuing operations in fiscal 2006. The gain on antitrust litigation settlements less the costs of facility consolidations, employee severance and other, the impairment charge and the loss on early retirement of debt decreased income from continuing operations by $64.2 million and decreased diluted earnings per share from continuing operations by $0.30 in fiscal 2005.

In connection with the transition to a fee-for-service model, the Company changed its method of recognizing cash discounts and other related manufacturer incentives, effective October 1, 2004. The Company recorded a $10.2 million charge for the cumulative effect of this change in accounting (net of tax of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. This $10.2 million cumulative effect charge reduced diluted earnings per share by $0.05 in fiscal 2005.

Loss from discontinued operations of $0.3 million, net of tax, in fiscal 2006, relates to certain adjustments made by the Company in connection with the December 2004 sale of the Company’s Rita Ann cosmetics distribution business as well as the July 2005 sale of substantially all of the assets of Bridge Medical, Inc. (“Bridge”). Loss from discontinued operations, net of tax, during fiscal year ended September 30, 2005 includes operating losses incurred in connection with the Rita Ann and Bridge businesses. The Company incurred a $6.5 million loss, net of tax, on the sale of the Rita Ann business, and a $4.6 million loss, net of tax, on the sale of the Bridge business, both of which are reflected in the loss from discontinued operations in fiscal 2005.

Net income of $467.7 million in fiscal 2006 increased 77% from the prior fiscal year. Diluted earnings per share of $2.25 in fiscal 2006 increased 81% from $1.24 per share in the prior fiscal year. The increase in diluted earnings per share was greater than the increase in net income due to the reduced number of weighted average common shares outstanding resulting from the Company’s purchase of its common stock in connection with its stock buyback programs (see Liquidity and Capital Resources) offset in part by the increase in the number of stock option exercises.

Segment Information

Pharmaceutical Distribution

Pharmaceutical Distribution operating revenue of $55.9 million in fiscal 2006 increased 13% from the prior fiscal year. The Company’s acquisitions, primarily AmerisourceBergen Canada Corporation (“ABCC”), contributed 1.5% of the operating revenue growth in fiscal 2006. Our operating revenue growth was higher than the market growth rate, and was driven by growth from a few of our larger institutional customers within ABDC, the continued strong growth of ABSG, principally in its distribution businesses, and new customers in all customer classes. During fiscal 2006, 58% of operating revenue was from sales to institutional customers and 42% was from sales to retail customers; this compared to a customer mix in the prior fiscal year of 57% institutional and 43% retail. In comparison with the prior-year results, sales to institutional customers increased 16% primarily due to the above market growth of the specialty pharmaceutical business and the growth of sales to a few of our larger alternate-site institutional customers within ABDC. Sales to retail customers increased 10% over the prior fiscal year. The Company’s acquisitions contributed 4% of the retail customer growth.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. As previously mentioned, our revenue growth in fiscal 2006 exceeded market growth primarily due to the growth of a few of our larger institutional customers within ABDC as well as the strong growth of ABSG. In July 2006, the Company discontinued servicing two customer accounts, which contributed $1.2 billion and $1.4 billion of the segment’s operating revenue in the fiscal years 2006 and 2005, respectively.

The Company’s Specialty Group has been growing at rates in excess of overall pharmaceutical market growth. The Specialty Group’s operating revenue grew 33% to $9.9 billion in fiscal 2006 from $7.4 billion in the prior fiscal year. The majority of this Group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, such as oncology. Additionally, the Specialty Group distributes vaccines, plasma and other blood products. The Specialty Group’s oncology business has continued to outperform the market and continues to be the Specialty Group’s most significant contributor to revenue growth. The Specialty Group’s business may be adversely impacted in the future by changes in the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since the Specialty Group provides a number of services to or through physicians, this could result in slower or reduced growth in revenues for the Specialty Group.

Pharmaceutical Distribution gross profit of $1.7 billion in fiscal 2006 increased 15% from the prior fiscal year. The increase in gross profit was primarily due to the increase in operating revenue, an increase in compensation under our fee-for-service agreements, and the growth of our generic programs. As a percentage of operating revenue, gross profit in fiscal 2006 increased 5 basis points from the prior fiscal year. The improvement was primarily due to an increase in compensation under our fee-for-service agreements, the growth of our generic programs, and contributions from our acquisitions. Customer mix, including the higher than average growth rate of a few of our larger, lower margin customers partially offset the aforementioned improvements. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. During fiscal 2005, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in the prior year. The effect of the liquidation in fiscal 2005 was to decrease cost of goods sold by $30.6 million.

Pharmaceutical Distribution operating expenses of $1.1 billion in fiscal 2006 increased 12% from the prior fiscal year. The increase in operating expenses was primarily related to growth in operating revenue and the operating expenses of our acquired companies as well as share-based compensation expense related to the fiscal 2006 adoption of SFAS No. 123R. As a percentage of operating revenue, operating expenses in fiscal 2006 decreased 2 basis points from the prior fiscal year, as productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program were partially offset by our acquisitions, our investments made to strengthen our sales and marketing and information technology infrastructures, and share-based compensation expense.

Pharmaceutical Distribution operating income of $644.2 million in fiscal 2006 increased 21% from the prior fiscal year. As a percentage of operating revenue, operating income in fiscal 2006 increased 7 basis points from the prior fiscal year. The increase over the prior-year percentage was due to an increase in gross profit and reduction of operating expenses as a percentage of operating revenue, as compared to the prior fiscal year, as discussed above.

Other

Other segment operating revenue of $1.7 billion in fiscal 2006 increased 6% from the prior fiscal year. The increase in operating revenue was primarily driven by the Long-Term Care business. Long-Term Care operating revenue of $1.2 billion in fiscal 2006 increased 7% from the prior fiscal year as a result of an increase in the number of beds served, higher patient acuity, and drug price inflation. PMSI operating revenue of $456.8 million in fiscal 2006 increased 4% from the prior fiscal year.

Other segment gross profit of $467.3 million in fiscal 2006 increased 5% from the prior fiscal year and was driven by an increase in Long-Term Care’s gross profit, offset by a decline in PMSI gross profit. As a percentage of operating revenue, gross profit in fiscal 2006 decreased 39 basis points from the prior fiscal year. This decrease was primarily driven by industry competitive pressures in both the Long-Term Care and PMSI businesses and lower rates of reimbursement for services provided by the PMSI business. Long-Term Care gross profit of $357.1 million in fiscal 2006 increased 8% from the prior fiscal year and was primarily driven by the increase in operating revenue. PMSI gross profit of $110.2 million in fiscal 2006 decreased 4% from the prior fiscal year and was primarily driven by industry competitive pressures and lower rates of reimbursement from third party payors.

Other segment operating expenses of $383.5 million in fiscal 2006 increased 8% from the prior fiscal year. As a percentage of operating revenue, operating expenses in fiscal 2006 increased 45 basis points from the prior fiscal year. Long-Term Care operating expenses of $324.7 million in fiscal 2006 increased 10% from the prior fiscal year. This increase was largely due to operating revenue growth, an increase in bad debt expense of $14.5 million, and additional costs related to the implementation of Medicare Part D under the MMA, which became effective on January 1, 2006. Long-Term Care’s bad debt expense increased over the prior year primarily due to billing and collection issues relating to the MMA transition and the negative impact that Texas Medicaid changes had on certain of its nursing home customers. PMSI operating expenses of $58.8 million in fiscal 2006 increased 2% from the prior fiscal year. This increase in operating expenses was primarily driven by an increase in operating revenue and was partially offset by a $4.3 million reduction in bad debt expense primarily due to improvements made in credit and cash application management and a $3.2 million reduction in sales and use tax liability due to favorable settlements.

Other segment operating income of $83.7 million in fiscal 2006 decreased 9% from the prior fiscal year. As a percentage of operating revenue, operating income in fiscal 2006 decreased 83 basis points from the prior fiscal year. Long-Term Care operating income of $32.3 million in fiscal 2006 decreased 6% from the prior fiscal year primarily due to the increase in its operating expenses. PMSI operating income of $51.4 million in fiscal 2006 decreased 11% from the prior fiscal year primarily due to the decrease in its gross profit.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC is the principal supplier of pharmaceuticals to the Other segment.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies which involve accounting estimates and assumptions that can have a material impact on the Company’s financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s financial statements that management believes are the most dependent on the application of estimates and assumptions. For a complete list of significant accounting policies, see Note 1 to the consolidated financial statements.

Allowance for Doubtful Accounts

Trade receivables are primarily comprised of amounts owed to the Company for its pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength and credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of these and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. The Company writes off balances against the reserves when collectibility is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and the Company’s largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2007, 2006 and 2005 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.

Bad debt expense for the fiscal years ended September 30, 2007, 2006 and 2005 was $51.0 million, $36.3 million and $33.4 million, respectively. The increase in bad debt expense in fiscal 2007 was due to increases in both the Pharmaceutical Distribution and Other reporting segments of $8.6 million and $6.1 million, respectively. The recent bankruptcy of a regional chain customer in ABDC’s West Region accounted for the majority of the bad debt increase within Pharmaceutical Distribution. PMSI’s bad debt expense in fiscal 2007 increased by $3.7 million, with the prior fiscal year having benefitted from significant bad debt recoveries as a result of improvements made in credit and cash application management procedures. An increase or decrease of 0.1% in the 2007 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $3.9 million.

Supplier Reserves

The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due them from the Company. These reserve estimates are established based on the judgment of Company management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to the Company. The Company evaluates the amounts due from its suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2007 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $7.0 million. The ultimate outcome of any outstanding claim may be different from the Company’s estimate.

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

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 79% and 83% of the Company’s inventories at September 30, 2007 and 2006, respectively, have been determined using the last-in, first-out (“LIFO”) method. If the Company had used the first-in, first-out (“FIFO”) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $154.9 million and $152.6 million higher than the amounts reported at September 30, 2007 and 2006, respectively. During the fiscal year ended September 30, 2007, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million and increase diluted earnings per share by $0.02. During the fiscal year ended September 30, 2005, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2005 was to decrease cost of goods sold by $30.6 million and increase diluted earnings per share by $0.09.

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

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value. This impairment test includes the projection and discounting of cash flows, analysis of the Company’s market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results. The Company completed its required annual impairment tests in the fourth quarter of fiscal 2007 and did not record any significant impairment charges as a result of the tests.

During the second quarter of fiscal 2005, the Company performed an impairment test on certain intangible assets within the technology operations of ABDC due to the existence of impairment indicators. As a result, the Company recorded an impairment charge of $5.3 million relating to certain of those intangible assets. The charge was reflected in the Company’s results of operations in fiscal 2005.

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

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities, and income tax reserves reflect management’s assessment of estimated future taxes to be paid on items in the financial statements. Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes.

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

The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of the Company’s assumptions or estimates were to change, an increase or decrease in the Company’s effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $7.9 million in fiscal 2007.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at September 30, 2007, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,500	$—
$500,000, 5 7/8% senior notes due 2015	497,896	—
Other	1,662	—

Total fixed-rate debt	898,058	—

Variable-Rate Debt:
Blanco revolving credit facility due 2008	55,000	—
Multi-currency revolving credit facility due 2011	274,716	464,174
Receivables securitization facility due 2009	—	500,000
Other	—	4,094

Total variable-rate debt	329,716	968,268

Total debt, including current portion	$1,227,774	$968,268

The Company’s $1.3 billion of aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

In November 2006, the Company entered into a new $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Company’s prior variable-rate debt facilities. Interest on borrowings under the Multi-Currency Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2007). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company will pay quarterly facility fees to maintain the availability under the Multi-Currency Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (12.5 basis points at September 30, 2007). In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.2 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. These covenants are less restrictive than those under the prior senior revolving credit facility, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In July 2003, the Company entered into a receivables securitization facility (“Receivables Securitization Facility”). In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. As of September 30, 2007, the maximum amount available under this facility, which now expires in November 2009, was $500 million. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, which varies based on the Company’s debt ratings. The program fee was 35 basis points as of September 30, 2007. Additionally, the commitment fee on any unused credit was 12.5 basis points as of September 30, 2007. At September 30, 2007, there were no borrowings under the Receivables Securitization Facility. The facility is a financing vehicle utilized by the Company because it offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The agreement governing the Receivables Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

The $55 million Blanco revolving credit facility, which was scheduled to expire in April 2007, was amended and now expires in April 2008. The borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2007 because the Company has the ability and intent to refinance it on a long-term basis.

In September 2005, the Company issued $400 million of 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of principal amount and have an effective yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears, which commenced on March 15, 2006. Both the 2012 Notes and the 2015 Notes are redeemable at the Company’s option at a price equal to the greater of 100% of the principal amount thereof, or the sum of the discounted value of the remaining scheduled payments, as defined. In addition, at any time before September 15, 2008, the Company may redeem up to an aggregate of 35% of the principal amount of the 2012 Notes or the 2015 Notes at redemption prices equal to 105.625% and 105.875%, respectively, of the principal amounts thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the cash proceeds of one or more equity issuances.

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

The Company’s operating results have generated cash flow, which, together with availability under its debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt, dividends, and repurchases of shares of the Company’s common stock.

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of its common stock, finance acquisitions and fund capital expenditures and routine growth and expansion through new business opportunities. The Company’s cash and short-term investment securities as of September 30, 2007 were $1.1 billion. In fiscal 2007, the Company purchased $1.4 billion of its common stock. As of September 30, 2007, the Company had approximately $197 million of availability remaining on its $850 million share repurchase program. In October 2007, the Company used $181 million to acquire Bellco. In November 2007, the Company’s board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at September 30, 2007 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,594,137	$112,468	$111,484	$782,060	$588,125
Operating leases	254,357	56,582	87,643	50,898	59,234
Other commitments	818,770	226,262	227,954	177,580	186,974

Total	$2,667,264	$395,312	$427,081	$1,010,538	$834,333

The $55 million Blanco revolving credit facility, which expires in April 2008, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2007 because the Company has the ability and intent to refinance it on a long-term basis.

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $577 million as of September 30, 2007. These influenza vaccine commitments are included in “Other commitments” in the above table.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $137.7 million and is included in “Other commitments” in the above table.

During fiscal 2007, the Company’s operating activities provided $1,207.9 million of cash as compared to cash provided of $807.3 million in the prior fiscal year. Cash provided by operating activities during fiscal 2007 was principally the result of net income of $469.2 million, non-cash items of $220.3 million, an increase in accounts payable, accrued expenses and income taxes of $468.2 million, and a decrease in merchandise inventories of $285.7 million, partially offset by an increase in accounts receivable of $229.3 million. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in sales and days payable outstanding. Days payable outstanding in fiscal 2007 increased by 2 days from the prior fiscal year due to favorable timing of payments to our suppliers and the strong growth of ABSG, which has a higher days payable outstanding ratio than ABDC because certain of ABSG’s businesses have more favorable payment terms with their suppliers. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 13.6 times in fiscal 2007 from 12.2 times in the prior fiscal year. The number of inventory days on hand decreased compared to the prior fiscal year primarily due to the benefits resulting from the Company having completed its integration plan to consolidate the ABDC distribution network and the strong growth of ABSG’s business, which has lower inventory days on hand requirements. After several years of consolidation activity, the 26 U.S. ABDC distribution facilities in fiscal 2007 provided a stable distribution network environment, which combined with strong inventory management, resulted in a significant reduction in safety stock inventory. The increase in accounts receivable was due to the increase in operating revenue and an increase in average days sales outstanding for the Pharmaceutical Distribution segment. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 18.8 days in fiscal 2007 from 16.7 days in the prior fiscal year. This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Operating cash uses during fiscal 2007 included $65.9 million in interest payments and $253.2 million of income tax payments, net of refunds.

During fiscal 2006, the Company’s operating activities provided $807.3 million of cash as compared to cash provided of $1,526.6 million in the prior fiscal year. Cash provided by operating activities during fiscal 2006 was principally the result of net income of $467.7 million, non-cash items of $221.4 million (of which $92.1 million represented deferred income taxes), and a $1,156.1 million increase in accounts payable, accrued expenses and income taxes, partially offset by a $680.0 million increase in accounts receivable and a $349.5 million increase in merchandise inventories. The increase in accounts payable was primarily a result of our 13% operating revenue increase and the timing of payments to our suppliers. The increase in inventory was due to the increase in operating revenue, net of the effect of the increase in the inventory turnover rate. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 12.2 times in fiscal 2006 from 10.2 times in the prior fiscal year. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other vendor agreements, and a reduction in the number of distribution facilities. The increase in accounts receivable was due to the increase in operating revenue and an increase in average days sales outstanding. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 16.7 days in fiscal 2006 from 15.4 days in the prior fiscal year. This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC business. Average days sales outstanding for the Other segment were 45.4 days for fiscal 2006 compared to 40.2 days in the prior fiscal year. The increase in the Other segment’s average days sales outstanding was primarily due to the slower reimbursement under Medicare Part D in comparison to the prior year’s reimbursement under Medicaid. Deferred income taxes of $92.1 million in fiscal 2006 were significantly higher than the $17.0 million in fiscal 2005, primarily due to the increase in income tax deductions associated with merchandise inventories. Operating cash uses during fiscal year 2006 included $62.3 million in interest payments and $107.5 million of income tax payments, net of refunds.

During fiscal 2005, the Company’s operating activities provided $1,526.6 million of cash as compared to cash provided of $825.1 million in the prior-year period. Cash provided by operating activities during fiscal 2005 was principally the result of a $1.1 billion decrease in merchandise inventories, a $311.4 million increase in accounts payable, accrued expenses and income taxes, non-cash items of $282.3 million, and net income of $264.6 million, partially offset by an increase in accounts receivable of $392.8 million. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 10.2 times in fiscal 2005 from 8.2 times in the prior fiscal year. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other vendor agreements, a reduction in buy-side profit opportunities, and a reduction in the number of distribution facilities. The increase in accounts payable, accrued expenses and income taxes was primarily due to an increase in sales volume, the timing of purchases of merchandise inventories and cash payments to our vendors. The increase in accounts receivable was largely driven by the continued strong revenue growth of ABSG, which has a significantly higher average days sales outstanding than ABDC and the timing of cash receipts from our customers. Average days sales outstanding for the Other segment were 40.2 days in fiscal 2005 compared to 38.4 days in the prior fiscal year. Non-cash items of $282.3 million included a $111.9 million loss on early retirement of debt and $90.9 million of depreciation and amortization. Operating cash uses during fiscal 2005 included $94.2 million in interest payments and $132.6 million of income tax payments, net of refunds.

Capital expenditures in fiscal 2007, 2006 and 2005 were $118.1 million, $113.1 million and $203.4 million, respectively. Capital expenditures in fiscal 2007 related principally to improving our information technology infrastructure, investments in ABDC warehouse expansions, equipment investments at ABSG and ABPG, equipment and furniture related to ABSG’s new corporate facility, and ABPG’s Illinois facility expansion. Capital expenditures in fiscal 2006 and 2005 related principally to the construction of our new ABDC distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation. Capital expenditures in fiscal 2005 were significantly higher than fiscal 2006 because the Company incurred significantly more construction costs relating to its ABDC distribution facilities in fiscal 2005. The Company estimates that it will spend approximately $125 million for capital expenditures during fiscal 2008.

In October 2006, the Company acquired Health Advocates, a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.8 million. In October 2006, the Company acquired IgG, a specialty pharmacy and infusion services business specializing in IVIG, for $37.2 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. In November 2006, the Company acquired AMD, a Canadian company that provides services including reimbursement support and nursing support services, for $13.4 million. In April 2007, the Company acquired Xcenda, a consulting business which applies customized solutions and innovative approaches that discover and communicate the value of pharmaceuticals and other healthcare technologies, for $25.2 million. Additionally, in fiscal 2007, in connection with its prior fiscal year acquisition of Brecon, the Company made a contingent payment in the amount of $7.6 million to the former owners of Brecon. The Company also made other acquisition related payments of $2.9 million in fiscal 2007. On October 1, 2007, as previously noted, the Company acquired Bellco for approximately $181 million in cash.

During fiscal 2006, the Company established operations in Canada by acquiring three distributors. In October 2005, the Company acquired Trent for a purchase price of $81.1 million. In March 2006, the Company acquired substantially all of the assets of Asenda for a purchase price of $18.2 million. The third Canadian distributor, Rep-Pharm, Inc., was acquired in September 2006 for a purchase price of $47.5 million. All three businesses acquired now comprise AmerisourceBergen Canada Corporation. The Company also acquired Brecon, a United Kingdom-based company, for an initial purchase price of $50.2 million. The Company also acquired Network for Medical Communication & Research, LLC (“NMCR”) in February 2006 for a purchase price of $86.6 million and acquired certain assets of a technology solutions company relating to the Long-Term Care business for $12.6 million. The assets of this technology solutions company were included in the Long-Term Care divestiture transaction.

Net cash used in investing activities in fiscal 2007, 2006, and 2005 included purchases and sales of short-term investment securities. Net (purchases) proceeds relating to these investment activities in fiscal 2007, 2006, and 2005 were ($399.6) million, $281.3 million and ($349.1) million, respectively. These short-term investment securities primarily consisted of commercial paper and tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income.

Net cash used in investing activities in fiscal 2007 also included proceeds from the sales of property and equipment, primarily related to the sale of certain distribution facilities and proceeds from the sales of other assets, which principally relates to the sale of certain retail pharmacy assets of the Company’s Long-Term Care business, prior to its divestiture.

Net cash used in investing activities in fiscal 2006 also included proceeds of $49.6 million from the sale of property and equipment (of which $38.0 million related to the sale of the former Bergen Brunswig headquarters in Orange, California), proceeds of $28.1 million from two sale-leaseback transactions entered into by the Company with financial institutions relating to equipment previously acquired for our new distribution facilities, and $7.6 million of proceeds from the sale of an equity investment and an eminent domain settlement.

Net cash used in investing activities in fiscal 2005 also included $36.7 million from sale-leaseback transactions entered into by the Company with a financial institution. Additionally, net cash used in investing activities included $14.6 million from the sale of substantially all of the assets of Bridge and the sale of Rita Ann.

Net cash used in financing activities in fiscal 2007 and 2006 included net borrowings of $101.8 million and $134.9 million, respectively, under the Company’s revolving credit facilities primarily related to the Company’s Canadian operations. In September 2005, the Company issued its 2012 Notes and its 2015 Notes for total proceeds of $895.5 million. These proceeds were used to finance the early retirement of the 7 1/4 % Notes and the 8 1/8% Notes, including the payment of premiums and other costs, for a total of $902.3 million. Additionally, in fiscal 2005, the Company paid $100 million to redeem the Bergen 7 1/ 4 % Senior Notes and repaid the remaining $180.0 million outstanding under a term loan facility.

As previously discussed, in connection with the spin-off transaction, Long-Term Care borrowed $125.0 million from a financial institution, and provided a one-time distribution to the Company. This distribution is reflected as a financing activity on the Company’s Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2007.

In August 2004, the Company’s board of directors authorized the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2005, the Company acquired 13.1 million shares of its common stock for $355.3 million to complete its authorization under the August 2004 program.

In February 2005, the Company’s board of directors authorized the Company to purchase up to 11.4 million shares (substantially equivalent to the number of common stock shares issued in connection with the conversion of the 5% notes) of its outstanding common stock, subject to market conditions. In February 2005, the Company acquired 0.9 million shares in the open market for a total of $25.9 million. In addition, on March 30, 2005, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution to purchase the remaining 10.5 million shares immediately from the financial institution at a cost of $293.8 million. The financial institution subsequently purchased an equivalent number of shares in the open market through April 21, 2005. The ASR transaction was completed on April 21, 2005, at which time the Company paid the financial institution a cash settlement of $16.6 million. During the fiscal year ended September 30, 2006, the Company acquired all the shares authorized under this program for a total of $336.3 million, which includes the above cash settlement of $16.6 million. The cash settlement was recorded as an adjustment to additional paid-in capital.

In May 2005, the Company’s board of directors authorized the Company to purchase up to $450 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock repurchase restrictions contained in the indentures governing the Company’s senior notes and in the credit agreement for the Company’s senior credit facility. Through June 30, 2005, the Company had purchased $94.2 million of its common stock under this program for a weighted average price of $32.75. In August 2005, the Company’s board of directors authorized an increase to the amount available under this program by approximately $394 million, bringing total remaining availability to $750 million, and the total repurchase program to approximately $844 million. During the fiscal year, ended September 30, 2006, the Company purchased $748.4 million of its common stock. The Company had $1.6 million of remaining authorization under this share repurchase program as of September 30, 2006. In October 2006, the Company purchased 35 thousand shares of its common stock for $1.6 million to complete this program.

In August 2006, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions and to compliance with the stock purchase restrictions contained in the indentures governing the Company’s senior credit facility. During the fiscal year ended September 30, 2007, the Company acquired 15.6 million shares of its common stock to complete its authorization under this program.

In May 2007, the Company’s board of directors authorized a new program allowing the Company to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. Through September 30, 2007, the Company purchased $652.6 million under this new program. In November 2007, the Company’s board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions.

During the fiscal year ended September 30, 2007, the Company purchased a total of $1,434.4 million of its common stock in connection with its repurchase programs. From October 1, 2007 to November 16, 2007, the Company purchased 4.3 million shares for $192.1 million. The Company had approximately $505 million of remaining authorization under its share repurchase program as of November 16, 2007.

During the fiscal years ended September 30, 2007 and 2006, the Company paid quarterly cash dividends of $0.05 per share and $0.025 per share, respectively. On November 8, 2007, the Company’s board of directors increased the quarterly dividend by 50% and declared a dividend of $0.075 per share, which will be paid on December 3, 2007 to stockholders of record as of the close of business on November 19, 2007. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Market Risk

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At September 30, 2007, the Company had $329.7 million of variable-rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at September 30, 2007.

The Company had $640.2 million in cash and cash equivalents and $467.4 million of short-term investment securities available-for-sale at September 30, 2007. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents and short-term investment securities available-for-sale would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

The non-U.S. operations of the Company are exposed to foreign currency and exchange rate risk. The Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. During fiscal 2007, the Company’s largest exposures to foreign exchange rates existed primarily with the Canadian Dollar. The Company had no foreign currency denominated forward contracts at September 30, 2007. The Company may use derivative instruments to hedge its foreign currency exposures and not for speculative or trading purposes.

Recently Issued Financial Accounting Standards

In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. More specifically, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company will adopt the provisions of FIN No. 48 in its first quarter of fiscal 2008. The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the first quarter of fiscal 2008. The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the funded status of its defined benefit postretirement plans in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its balance sheet. SFAS No. 158 was effective for the Company as of September 30, 2007 with respect to recognition of the funded status of defined benefit postretirement plans in its balance sheet. This statement also requires plan assets and benefit obligations to be measured as of the Company’s balance sheet date effective for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of this statement did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize changes in fair value in its earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributed for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal 2009 although early adoption is permitted. The Company is currently assessing the impact of adopting SFAS No. 159.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: competitive pressures; the loss of one or more key customer or supplier relationships; customer defaults or insolvencies; changes in customer mix; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes (including increased government regulation of the pharmaceutical supply channel); government enforcement initiatives (including (i) the imposition of increased obligations upon pharmaceutical distributors to detect and prevent suspicious orders of controlled substances, (ii) the commencement of further administrative actions by the U.S. Drug Enforcement Administration seeking to suspend or revoke the license of any of the Company’s distribution facilities to distribute controlled substances, (iii) the commencement of any enforcement actions by any U.S. Attorney alleging violation of laws and regulations regarding diversion of controlled substances and suspicious order monitoring, or (iv) the commencement of any administrative actions by the board of pharmacy of any state seeking to suspend, revoke or otherwise limit the ability of any of the Company’s distribution facilities or businesses to distribute or dispense pharmaceutical in such state); changes in U.S. government policies (including reimbursement changes arising from federal legislation, including the Medicare Modernization Act and the Deficit Reduction Act of 2005); changes in regulatory or clinical medical guidelines and/or reimbursement practices for the pharmaceuticals we distribute, including erythropoiesis-stimulating agents (ESAs) used to treat anemia patients; price inflation in branded pharmaceuticals and price deflation in generics; the inability of the Company to successfully complete any transaction that the Company may wish to pursue from time to time; fluctuations in market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar—Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; any operating problems and/or cost overruns that may be associated with the implementation of an enterprise resource planning system; changes in tax legislation or adverse resolution of challenges to our tax positions; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth elsewhere in this MD&A, in Item 1A (Risk Factors), and Item 1 (Business) and elsewhere in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See discussion on page 50 under the heading “Market Risk,” which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, AmerisourceBergen Corporation changed its method of accounting for defined benefit pension and post-retirement plans in fiscal 2007, changed its method of accounting for employee stock compensation plans in fiscal 2006, and changed its method of recognizing cash discounts in fiscal 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AmerisourceBergen Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

November 28, 2007

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	September 30, 2006
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$640,204	$1,261,268
Short-term investment securities available-for-sale	467,419	67,840
Accounts receivable, less allowances for returns and doubtful accounts:
2007—$393,663; 2006—$406,624	3,472,358	3,427,139
Merchandise inventories	4,101,502	4,422,055
Prepaid expenses and other	32,817	32,105

Total current assets	8,714,300	9,210,407

Property and equipment, at cost:
Land	35,793	35,993
Buildings and improvements	243,481	251,321
Machinery, equipment and other	512,188	536,621

Total property and equipment	791,462	823,935
Less accumulated depreciation	284,478	314,189

Property and equipment, net	506,984	509,746

Other assets:
Goodwill	2,611,055	2,588,712
Intangibles, deferred charges and other	477,725	475,055

Total other assets	3,088,780	3,063,767

TOTAL ASSETS	$12,310,064	$12,783,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,988,782	$6,499,264
Accrued expenses and other	338,559	403,911
Current portion of long-term debt	476	1,560
Accrued income taxes	32,099	74,607
Deferred income taxes	497,120	479,846

Total current liabilities	7,857,036	7,459,188

Long-term debt, net of current portion	1,227,298	1,093,931
Other liabilities	126,010	89,644

Stockholders’ equity:
Common stock, $ 0.01 par value—authorized, issued and outstanding:
600,000,000 shares, 237,926,795 shares and 169,476,139 shares at September 30, 2007, respectively, and 600,000,000 shares, 235,392,882 shares and 196,350,532 shares at September 30, 2006, respectively	2,379	2,354
Additional paid-in capital	3,583,387	3,466,944
Retained earnings	2,286,489	2,051,212
Accumulated other comprehensive loss	(5,247)	(15,303)
Treasury stock, at cost: 2007—68,450,656 shares; 2006—39,042,350 shares	(2,767,288)	(1,364,050)

Total stockholders’ equity	3,099,720	4,141,157

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,310,064	$12,783,920

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended September 30,	2007	2006	2005
	(in thousands, except per share data)
Operating revenue	$61,669,032	$56,672,940	$50,012,598
Bulk deliveries to customer warehouses	4,405,280	4,530,205	4,564,723

Total revenue	66,074,312	61,203,145	54,577,321
Cost of goods sold	63,747,573	58,971,330	52,597,137

Gross profit	2,326,739	2,231,815	1,980,184
Operating expenses:
Distribution, selling and administrative	1,413,103	1,376,977	1,234,057
Depreciation	73,160	73,093	70,947
Amortization	18,062	12,916	10,252
Facility consolidations, employee severance and other	2,072	20,123	22,723
Impairment charge	—	—	5,259

Operating income	820,342	748,706	636,946
Other loss (income)	3,004	(4,387)	(990)
Interest expense, net	32,288	12,464	57,223
Loss on early retirement of debt	—	—	111,888

Income from continuing operations before income taxes and cumulative effect of change in accounting	785,050	740,629	468,825
Income taxes	291,282	272,617	176,903

Income from continuing operations before cumulative effect of change in accounting	493,768	468,012	291,922
Loss from discontinued operations, net of income taxes of $2,311, $170, and $5,060 for fiscal 2007, 2006, and 2005, respectively	24,601	298	17,105
Cumulative effect of change in accounting, net of income taxes of $6,341 (Note 1)	—	—	10,172

Net income	$469,167	$467,714	$264,645

Earnings per share:
Basic earnings per share:
Continuing operations	$2.67	$2.28	$1.38
Discontinued operations	(0.13)	—	(0.08)
Cumulative effect of change in accounting	—	—	(0.05)
Rounding	(0.01)	—	—

Net income	$2.53	$2.28	$1.25

Diluted earnings per share:
Continuing operations	$2.63	$2.26	$1.37
Discontinued operations	(0.13)	—	(0.08)
Cumulative effect of change in accounting	—	—	(0.05)
Rounding	—	(0.01)	—

Net income	$2.50	$2.25	$1.24

Weighted average common shares outstanding:
Basic	185,181	205,009	211,334
Diluted	187,886	207,446	215,540

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands, except per share data)
September 30, 2004	$2,250	$3,145,082	$1,350,046	$(13,577)	$(144,756)	$4,339,045

Net income			264,645			264,645
Increase in minimum pension liability, net of tax of $7,101				(11,014)		(11,014)
Other, net of tax				(223)		(223)

Total comprehensive income						253,408

Cash dividends declared, $0.05 per share			(10,598)			(10,598)
Exercise of stock options	62	173,998				174,060
Tax benefit from exercise of stock options		15,347				15,347
Restricted shares earned		488				488
Common stock purchases for employee stock purchase plan		(1,565)				(1,565)
Accelerated vesting of stock options		276				276
Write-off of deferred financing costs related to conversion of subordinated notes		(3,881)				(3,881)
Treasury shares issued for debt conversion		944			299,025	299,969
Settlement of accelerated stock repurchase agreement		(16,629)				(16,629)
Purchases of common stock					(769,563)	(769,563)

September 30, 2005	2,312	3,314,060	1,604,093	(24,814)	(615,294)	4,280,357

Net income			467,714			467,714
Reduction in minimum pension liability, net of tax of $6,598				10,576		10,576
Other, net of tax				(1,065)		(1,065)

Total comprehensive income						477,225

Cash dividends declared, $0.10 per share			(20,595)			(20,595)
Exercise of stock options	42	116,126				116,168
Excess tax benefit from exercise of stock options		21,878				21,878
Share-based compensation expense		16,412				16,412
Common stock purchases for employee stock purchase plan		(1,532)				(1,532)
Purchases of common stock					(748,756)	(748,756)

September 30, 2006	2,354	3,466,944	2,051,212	(15,303)	(1,364,050)	4,141,157

Net income			469,167			469,167
Foreign currency translation				8,801		8,801
Reduction in minimum pension liability, net of tax of $7,693				12,032		12,032
Other, net of tax				(209)		(209)

Total comprehensive income						489,791

Adoption of SFAS No. 158, net of tax of $6,757				(10,568)		(10,568)
Cash dividends declared, $0.20 per share			(37,249)			(37,249)
Divestiture of PharMerica Long-Term Care			(196,641)			(196,641)
Exercise of stock options	25	74,992				75,017
Excess tax benefit from exercise of stock options		19,603				19,603
Share-based compensation expense		24,964				24,964
Common stock purchases for employee stock purchase plan		(1,622)				(1,622)
Settlement of accelerated stock repurchase agreement		(1,494)				(1,494)
Purchases of common stock					(1,403,238)	(1,403,238)

September 30, 2007	$2,379	$3,583,387	$2,286,489	$(5,247)	$(2,767,288)	$3,099,720

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended September 30,	2007	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$469,167	$467,714	$264,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	81,614	80,131	76,546
Amortization, including amounts charged to interest expense	22,730	16,802	14,336
Provision for doubtful accounts	51,015	36,307	33,379
Provision for deferred income taxes	13,185	92,083	17,026
Employee stock compensation	24,964	16,412	520
Other loss (income)	40	(4,387)	4,269
(Gain) loss on disposal of property and equipment	(128)	(16,386)	1,891
Loss on early retirement of debt	—	—	111,888
Losses from discontinued operations	26,912	468	12,262
Cumulative effect of change in accounting, net of tax	—	—	10,172
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(229,328)	(679,965)	(392,769)
Merchandise inventories	285,743	(349,543)	1,072,577
Prepaid expenses and other assets	(7,896)	(8,585)	(11,052)
Accounts payable, accrued expenses, and income taxes	468,242	1,156,106	311,422
Other	1,644	108	(474)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,207,904	807,265	1,526,638

INVESTING ACTIVITIES
Capital expenditures	(118,051)	(113,132)	(203,376)
Cost of acquired companies, net of cash acquired	(170,089)	(296,224)	(4,404)
Proceeds from sales of property and equipment	8,077	49,639	4,219
Proceeds from sale-leaseback transactions	—	28,143	36,696
Proceeds from sales of other assets	5,205	7,582	—
Proceeds from sales of discontinued operations	—	—	14,560
Purchases of investment securities available-for-sale	(7,745,672)	(1,997,022)	(697,105)
Proceeds from sale of investment securities available-for-sale	7,346,093	2,278,312	347,975

NET CASH USED IN INVESTING ACTIVITIES	(674,437)	(42,702)	(501,435)

FINANCING ACTIVITIES
Borrowings under revolving credit facilities	722,767	468,463	—
Repayments under revolving credit facilities	(621,014)	(333,575)	—
Proceeds from borrowing related to PharMerica Long-Term Care distribution	125,000	—	—
Long-term debt borrowings	—	—	895,500
Long-term debt repayments	—	—	(1,182,339)
Deferred financing costs and other	(2,648)	(2,941)	(18,859)
Purchases of common stock	(1,434,385)	(717,714)	(786,192)
Exercises of stock options, including excess tax benefits of $19,603 in 2007 and $21,878 in 2006	94,620	138,046	174,060
Cash dividends on common stock	(37,249)	(20,595)	(10,598)
Common stock purchases for employee stock purchase plan	(1,622)	(1,532)	(1,565)

NET CASH USED IN FINANCING ACTIVITIES	(1,154,531)	(469,848)	(929,993)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(621,064)	294,715	95,210
Cash and cash equivalents at beginning of year	1,261,268	966,553	871,343

CASH AND CASH EQUIVALENTS AT END OF YEAR	$640,204	$1,261,268	$966,553

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 1. Summary of Significant Accounting Policies

AmerisourceBergen Corporation (the “Company”) is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician and manufacturer customers, which currently are based primarily in the United States and Canada. The Company also provides pharmaceuticals to workers’ compensation patients. Prior to the July 31, 2007 divestiture of PharMerica Long-Term Care (see below and Note 3), the Company provided pharmaceuticals to long-term care patients. For further information on the Company’s operating segments, see Note 15.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of the dates and for the fiscal years indicated. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

On July 31, 2007, the Company and Kindred HealthCare, Inc. (“Kindred”) completed the spin-offs and subsequent combination of their institutional pharmacy businesses, PharMerica Long-Term Care (“Long-Term Care”) and Kindred Pharmacy Services (“KPS”), to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). In connection with this spin-off transaction, Long-Term Care borrowed $125 million from a financial institution, the proceeds of which remained with the Company. As part of this transaction, the Company entered into a pharmaceutical distribution agreement with PMC, under which it has continued to distribute pharmaceuticals to and generate cash flows from the divested institutional pharmacy business.

In this Form 10-K, the Company has renamed as Other the reportable segment referred to previously as the PharMerica segment. The Other segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and the Company’s workers’ compensation-related business (“PMSI”).

Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

Business Combinations

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company’s results from the dates of acquisition (see Note 2).

Cash Equivalents

The Company classifies highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The carrying value of cash equivalents approximates fair value.

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

The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the customer base is diverse and geographically widespread. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength and credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. The Company writes off balances against the reserves when collectibility is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and the Company’s largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2007, 2006 and 2005 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. At September 30, 2007, the largest trade receivable due from a single customer represented approximately 11% of accounts receivable, net. In fiscal 2007, Medco Health Solutions, Inc. (“Medco”), our largest customer, accounted for 14% of our total revenue, 8% of our operating revenue, and 90% of bulk deliveries to customer warehouses. Our second-largest customer accounted for 8% of our operating revenue in fiscal 2007. No other single customer accounted for more than 5% of the Company’s operating revenue.

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

During the fiscal year ended September 30, 2006, the Company entered into foreign currency forward exchange contracts, all of which were designated as cash flow hedges, to manage exposure related to foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. As of September 30, 2006, the notional value of the Company’s outstanding foreign currency forward exchange contracts was C$72.2 million. As of September 30, 2007, there were no outstanding foreign currency contracts. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading purposes. The Company evaluates hedge effectiveness and records any ineffective portion in other income or expense.

Equity Investments

The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50%. The Company’s investments in marketable equity securities in which the Company does not have significant influence are classified as “available for sale” and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive loss component of stockholders’ equity. Unrealized losses that are determined to be other-than-temporary impairment losses are recorded as a component of earnings in the period in which that determination is made.

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

Goodwill and Other Intangible Assets

The Company accounts for purchased goodwill and intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements, patents and software technology, are amortized over their useful lives from 2 to 15 years.

The Company’s operating segments of AmerisourceBergen Drug Corporation, AmerisourceBergen Specialty Group, AmerisourceBergen Packaging Group, and PMSI are also the reporting units under SFAS No. 142. Each operating segment has a president, who is responsible for managing the segment and reports to the Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” In September 2007, the Company’s Chief Executive Officer assumed the role of CODM, which was previously the responsibility of the Company’s then President and Chief Operating Officer. Each of the operating segments is comprised of a number of operating units, which are considered to be components under SFAS No. 142. The operating units, for which discrete financial information is available, are aggregated into the reporting units for purposes of goodwill impairment testing.

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value. The Company uses an income approach and a market approach to determine the fair value of its reporting units and an income approach to determine the fair value of its intangible assets with indefinite lives. Changes in market conditions, among other factors, may have an impact on these fair values. The Company completed its required annual impairment tests in the fourth quarter of fiscal 2007 and did not record any significant impairment charges as a result of the tests.

During fiscal 2005, the Company recorded an impairment charge of $5.3 million relating to certain intangible assets within the technology operations of AmerisourceBergen Drug Corporation (“ABDC”). The charge was reflected in the Company’s results of operations for the fiscal year ended September 30, 2005.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss Contingencies

The Company accrues for loss contingencies related to litigation in accordance SFAS No. 5, “Accounting for Contingencies.” An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews loss contingencies to determine the adequacy of the accruals and related disclosures. The amount of the actual loss may differ significantly from these estimates.

Manufacturer Incentives

The Company generally accounts for fees and other incentives received from its suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold, in accordance with EITF Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Company considers these fees and other incentives to represent product discounts, and as a result, they are capitalized as product costs and relieved through cost of goods sold upon the sale of the related inventory.

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 79% and 83% of the Company’s inventories at September 30, 2007 and 2006, respectively, have been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, consolidated inventories would have been approximately $154.9 million and $152.6 million higher than the amounts reported at September 30, 2007 and 2006, respectively. During the fiscal years ended September 30, 2007 and 2005, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million and increase diluted earnings per share by $0.02. The effect of the liquidation in fiscal 2005 was to decrease cost of goods sold by $30.6 million and increase diluted earnings per share by $0.09.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and from 3 to 10 years for machinery, equipment and other. The costs of repairs and maintenance are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue as reflected in the accompanying consolidated statements of operations is net of estimated sales returns and allowances.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2007 and 2006, the Company’s accrual for estimated customer sales returns was $275.4 million and $275.8 million, respectively.

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

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure compensation cost for all share-based payments at fair value for interim or annual periods beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2005 and, therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods (see Note 10). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($19.6 million and $21.9 million for the fiscal years ended September 30, 2007 and 2006, respectively), rather than an operating cash flow as previously required. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, the Company records share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees.

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $338.1 million, $354.6 million and $335.5 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, are included in distribution, selling and administrative expenses.

Short-Term Investment Securities Available-for-Sale

As of September 30, 2007, the Company had $467.4 million of investments in tax-exempt variable rate demand notes. Although the underlying maturities of the tax-exempt variable rate demand notes are long-term in nature, the investments are classified as short-term because they are automatically reinvested within a seven-day period unless the Company provides notice of intent to liquidate to the broker. The interest rate payable on these investments resets with each reinvestment. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The bonds are issued by municipalities and other tax-exempt entities, but are backed by letters of credit from the banking institutions that broker the debt placements. All of the Company’s short-term investments are held by major financial institutions.

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

Recently Issued Financial Accounting Standards

In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. More specifically, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company will adopt the provisions of FIN No. 48 in its first quarter of fiscal 2008. The cumulative effect, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the first quarter of fiscal 2008. The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the funded status of its defined benefit postretirement plans in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its balance sheet. SFAS No. 158 was effective for the Company as of September 30, 2007 with respect to recognition of the funded status of defined benefit postretirement plans in its balance sheet. This statement also requires plan assets and benefit obligations to be measured as of the Company’s balance sheet date effective for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of this statement did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize changes in fair value in its earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributed for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal 2009 although early adoption is permitted. The Company is currently assessing the impact of adopting SFAS No. 159.

Note 2. Acquisitions

Fiscal 2007 Acquisitions

In October 2006, the Company acquired Health Advocates, Inc. (“Health Advocates”), a leading provider of Medicare set-aside cost containment services to insurance payers primarily within the workers’ compensation industry, for $83.8 million. Health Advocates was renamed PMSI MSA Services, Inc. (“PMSI MSA Services”) and operates under PMSI, the Company’s workers’ compensation business within the Other reporting segment. The addition of PMSI MSA Services, combined with our leading pharmacy and clinical solutions, gives the Company’s PMSI business the ability to provide its customers with a fully integrated Medicare set-aside solution. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $74.3 million, which was allocated to goodwill. Intangible assets acquired of $9.7 million primarily consist of customer relationships of $9.5 million, which are being amortized over their weighted average life of 6 years.

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

In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company, for $13.4 million. AMD provides services, including reimbursement support, third-party logistics and nursing support services, to manufacturers of specialty pharmaceuticals such as injectable and biological therapies. The acquisition of AMD expands the Company’s specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada Corporation. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $11.9 million, which was allocated to goodwill. Intangible assets acquired of $2.9 million primarily consist of tradename of $1.5 million and non-compete agreements of $0.9 million. Non-compete agreements are being amortized over their weighted average lives of 5 years.

In April 2007, the Company acquired Xcenda LLC (“Xcenda”) for a purchase price of $25.2 million. Xcenda will enhance AmerisourceBergen’s consulting business within its existing pharmaceutical and specialty services businesses and provide additional capabilities within pharmaceutical brand services, applied health outcomes and biopharma strategies. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair values of the net tangible and intangible assets acquired by $18.7 million, which was allocated to goodwill. Intangible assets acquired of $5.9 million primarily consist of customer relationships of $2.7 million and tradename of $3.1 million. These intangible assets are being amortized over their weighted average life of 5 years.

Fiscal 2006 Acquisitions

During the fiscal year ended September 30, 2006, the Company entered the Canadian market beginning with the October 2005 acquisition of Trent Drugs (Wholesale) Ltd. (“Trent”), a pharmaceutical distributor in Canada, for a purchase price of $81.1 million. The acquisition of Trent provided the Company a solid foundation to expand its pharmaceutical distribution capability into the Canadian marketplace. The Company changed the name of Trent to AmerisourceBergen Canada Corporation (“ABCC”). In March 2006, ABCC acquired substantially all of the assets of Asenda Pharmaceutical Supplies Ltd (“Asenda”), a Canadian pharmaceutical distributor that operated primarily in British Columbia and Alberta, for a purchase price of $18.2 million. The Asenda acquisition increased the Company’s operations in western Canada. In September 2006, ABCC acquired Rep-Pharm, Inc. (“Rep-Pharm”), a Canadian pharmaceutical wholesaler that distributes pharmaceuticals in the provinces of Ontario, Quebec and Alberta, for a purchase price of $47.5 million.

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

In February 2006, the Company acquired Network for Medical Communication & Research, LLC (“NMCR”), a privately held provider of accredited continuing medical education (“CME”) for physicians and analytical research for the oncology market, for a purchase price of $86.6 million. The acquisition of NMCR expanded AmerisourceBergen Specialty Group’s presence in its market-leading oncology distribution and services businesses. The CME business of NMCR complements Imedex, Inc., the Company’s accredited CME business. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $69.2 million which was allocated to goodwill. Intangible assets acquired of $20.1 million primarily consist of trade names of $3.2 million and customer relationships of $16.1 million. Customer relationships are being amortized over their weighted average life of 8 years.

In March 2006, the Company acquired Brecon Pharmaceuticals Limited (“Brecon”), a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers, for a purchase price of $50.2 million. During fiscal 2007, the Company paid the former owners of Brecon $7.6 million to settle a contingent payment in connection with Brecon achieving specific earnings targets in calendar year 2006. The acquisition of Brecon enhanced the Company’s packaging business and provides the added capability to offer pharmaceutical manufacturers contract packaging and CTM services in new geographic regions. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $36.6 million, which was allocated to goodwill. Intangible assets acquired of $11.8 million primarily consist of tradenames of $5.8 million and customer relationships of $6.0 million. Customer relationships are being amortized over their weighted average life of 7 years.

In May 2006, the Long-Term Care business acquired certain assets of a technology solution company for $12.6 million. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $8.3 million, which was allocated to goodwill. The primary asset acquired was $4.4 million of software that provides long-term care facilities with safe and efficient electronic medication management, and was being amortized over its useful life of 5 years. The assets of this technology solution company were disposed of in connection with the Long-Term Care divestiture.

The goodwill associated with the fiscal 2007 and 2006 acquisitions, except for $82.6 million, was assigned to the Pharmaceutical Distribution segment.

Pro forma results of operations for the aforementioned acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Note 3. Divestiture of PharMerica Long-Term Care

On July 31, 2007, the Company and Kindred completed the spin-offs and subsequent combination of their institutional pharmacy businesses, Long-Term Care and KPS, to form PMC. In connection with this transaction, Long-Term Care borrowed $125 million from a financial institution and provided a one-time distribution back to the Company. The cash distribution by Long-Term Care to the Company was tax-free. The institutional pharmacy businesses were then spun off to the stockholders of their respective parent companies, followed immediately by the merger of the two institutional pharmacy businesses into subsidiaries of PMC, which resulted in the Company’s and Kindred’s stockholders each owning approximately 50 percent of PMC immediately after the closing of the transaction. The Company’s stockholders received 0.0833752 shares of PMC common stock for each share of AmerisourceBergen common stock owned.

In connection with this transaction, the Company spun off $196.6 million of net assets from its institutional pharmacy business and recorded a corresponding reduction to its retained earnings. The net assets divested consisted of $169.3 million of accounts receivable, $51.3 million of inventory, $35.9 million of property and equipment, $149.2 million of goodwill, $9.4 million of other assets, $125.0 million of long-term debt, $34.8 million of accounts payable and accrued expenses, and $58.7 million of deferred tax liabilities.

For accounting purposes, the assets and liabilities of Long-Term Care were eliminated from the balance sheet of the Company effective at the close of business on July 31, 2007, and beginning August 1, 2007, the operating results of Long-Term Care are no longer included in the operating results of the Company. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of Long-Term Care are not reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows resulting from the pharmaceutical distribution agreement entered into between PMC and the Company in connection with the above transaction. Accordingly, for periods prior to August 1, 2007, the historical operating results of Long-Term Care will continue to be included in the historical continuing operations of the Company. The Pharmaceutical Distribution segment’s sales to Long-Term Care prior to the spin-off transaction in fiscal 2007, 2006, and 2005 were $713.9 million, $836.9 million and $810.0 million, respectively, and were eliminated in consolidation in the Company’s historical operating results.

At closing, in accordance with the terms of the master transaction agreement, the Company entered into a pharmaceutical distribution agreement with PMC and the Company also entered into an agreement with PMC for the provision of certain transition services for a limited transition period following consummation of the transaction.

Note 4. Discontinued Operations

In July 2005, the Company sold substantially all of the assets of Bridge Medical, Inc., (“Bridge”), a component of the Company’s Pharmaceutical Distribution reportable segment, for $11.0 million. During fiscal 2005, the Company recorded an estimated loss on the sale of the business of $4.6 million, net of tax.

As more fully described in Note 13 under the Bridge Medical Matter, the Company received an adverse court decision with respect to a contingent purchase price adjustment in connection with the 2003 acquisition of Bridge. As a result, the Company recorded a charge of $24.6 million, net of income taxes, of $2.3 million in discontinued operations in the fiscal year ended September 30, 2007.

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

The combined operating revenue and operating loss of Bridge and Rita Ann were $12.3 million and $7.8 million, respectively, during the fiscal year ended September 30, 2005.

Note 5. Income Taxes

The income tax provision is as follows (in thousands):

	Fiscal year ended September 30,
	2007	2006	2005
Current provision:
Federal	$248,270	$154,763	$138,699
State and local	28,270	24,250	21,178
Foreign	1,557	1,521	—

	278,097	180,534	159,877

Deferred provision:
Federal	11,579	82,731	19,076
State and local	3,440	9,424	(2,050)
Foreign	(1,834)	(72)	—

	13,185	92,083	17,026

Provision for income taxes	$291,282	$272,617	$176,903

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal year ended September 30,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	2.7	3.1	3.1
Foreign	—	0.2	—
Other	(0.6)	(1.5)	(0.4)

Effective income tax rate	37.1%	36.8%	37.7%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2007	2006
Inventory	$581,198	$571,318
Fixed assets	14,801	19,544
Goodwill and other intangible assets	134,947	83,048
Other	4,325	1,503

Gross deferred tax liabilities	735,271	675,413

Net operating loss and tax credit carryovers	(47,735)	(58,309)
Allowance for doubtful accounts	(45,366)	(54,983)
Accrued expenses	(18,395)	(16,487)
Employee and retiree benefits	(12,748)	(18,339)
Stock options	(12,395)	(4,694)
Other	(36,400)	(20,316)

Gross deferred tax assets	(173,039)	(173,128)
Valuation allowance for deferred tax assets	24,446	31,934

Deferred tax assets, after allowance	(148,593)	(141,194)

Net deferred tax liabilities	$586,678	$534,219

As of September 30, 2007, the Company had $23.9 million of potential tax benefits from federal net operating loss carryforwards expiring in 14 to 15 years, and $21.8 million of potential tax benefits from state operating loss carryforwards expiring in 1 to 20 years. As of September 30, 2007, the Company had $2.0 million of state alternative minimum tax credit carryforwards.

In fiscal year 2007, the Company decreased certain deferred tax assets and the related valuation allowance by $7.5 million primarily due to the resolution of certain tax matters, the spin-off of the Long-Term Care business and the addition of certain state net operating loss carryforwards. In fiscal year 2006, the Company decreased the valuation allowance on deferred tax assets by $1.6 million primarily due to the use of capital loss carryforwards and the addition of certain state net operating loss carryforwards. At September 30, 2007, $18.3 million of the remaining valuation allowance has been recorded as a component of goodwill, down from $27.8 million at September 30, 2006 due to the resolution of certain tax matters and the spin-off of the Long-Term Care business. Under current accounting rules, any future reduction of this valuation allowance, due to the realization of the related deferred tax assets, will reduce goodwill.

In fiscal 2007, 2006 and 2005, tax benefits of $19.6 million, $21.9 million and $15.3 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.

Income tax payments, net of refunds, were $253.2 million, $107.5 million and $132.6 million in the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Note 6. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2007 and 2006 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2005	$2,167,922	$263,646	$2,431,568
Goodwill recognized in connection with acquisitions of businesses (see Note 2)	157,426	8,266	165,692
Adjustment to goodwill relating to deferred taxes	(7,398)	—	(7,398)
Other	(1,150)	—	(1,150)

Goodwill at September 30, 2006	2,316,800	271,912	2,588,712
Goodwill recognized in connection with acquisitions of businesses (see Note 2)	60,586	75,341	135,927
Foreign currency translation	14,795	—	14,795
Adjustment to goodwill relating to prior acquisitions	19,768	1,072	20,840
Long-Term Care spin-off (see Note 3)	—	(149,219)	(149,219)

Goodwill at September 30, 2007	$2,411,949	$199,106	$2,611,055

During the fiscal year ended September 30, 2007, in connection with the Long-Term Care spin-off, $149.2 million of goodwill was removed from the Company’s consolidated balance sheet. Approximately $39 million and $114 million of goodwill recognized in connection with the Company’s fiscal 2007 and 2006 acquisitions of businesses, respectively, is expected to be deductible for income tax purposes.

Following is a summary of other intangible assets (in thousands):

	September 30, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$261,337	$—	$261,337	$263,202	$—	$263,202

Finite-lived intangibles:
Customer relationships	109,046	(40,566)	68,480	88,078	(27,225)	60,853
Other	31,825	(19,470)	12,355	26,758	(15,643)	11,115

Total other intangible assets	$402,208	$(60,036)	$342,172	$378,038	$(42,868)	$335,170

Amortization expense for other intangible assets was $18.1 million, $12.9 million and $10.3 million in the fiscal years ended September 30, 2007, 2006 and 2005, respectively. Amortization expense for other intangible assets is estimated to be $14.7 million in fiscal 2008, $13.5 million in fiscal 2009, $12.8 million in fiscal 2010, $11.9 million in fiscal 2011, $10.5 million in fiscal 2012 and $17.4 million thereafter.

Note 7. Debt

Debt consisted of the following:

	September 30,
	2007	2006
	(dollars in thousands)
Blanco revolving credit facility at 6.07% and 5.94%, respectively, due 2008	$55,000	$55,000
Receivables securitization facility due 2009	—	—
Multi-currency revolving credit facility at 5.61% due 2011	274,716	—
Canadian revolving credit facility	—	113,506
UK revolving credit facility	—	28,085
$400,000, 5 5/8% senior notes due 2012	398,500	398,250
$500,000, 5 7/8% senior notes due 2015	497,896	497,698
Other	1,662	2,952

Total debt	1,227,774	1,095,491
Less current portion	476	1,560

Total, net of current portion	$1,227,298	$1,093,931

Long-Term Debt

In April 2007, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2008. The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at September 30, 2007 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (50 basis points over LIBOR at September 30, 2007). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (12.5 basis points at September 30, 2007).

In November 2006, the Company entered into a $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. The Multi-Currency Revolving Credit Facility replaced the Company’s senior revolving credit, UK and Canadian credit facilities. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2007). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (12.5 basis points at September 30, 2007). In connection with entering into the Multi-Currency Revolving Credit Facility, the Company incurred approximately $1.2 million of costs, which were deferred and are being amortized over the life of the facility. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. These covenants are less restrictive than those under the prior credit facilities, thereby providing the Company with greater financial flexibility. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In March 2006, the Company entered into a £20 million unsecured multicurrency revolving credit facility (the “UK Credit Facility”) due March 2009 with a financial institution in connection with the Company’s acquisition of Brecon. Interest on borrowings under the UK Credit Facility accrued at specific rates based on the Company’s debt rating. The Company paid quarterly facility fees on the full amount of the facility to maintain the availability under the UK Credit Facility at specific rates based on the Company’s debt rating. The Company elected to terminate the UK Credit Facility in November 2006 in conjunction with entering into the above-mentioned Multi-Currency Revolving Credit Facility.

In October 2005, the Company entered into a C$135 million senior unsecured revolving credit facility (the “Canadian Credit Facility”) due December 2009 with a syndicate of lenders in connection with the Company’s acquisition of Trent. Interest on borrowings under the Canadian Credit Facility accrued at specific rates based on the Company’s debt rating. The Company paid quarterly facility fees on the full amount of the facility to maintain the availability under the Canadian Credit Facility at specific rates based on the Company’s debt rating. The Company elected to terminate the Canadian Credit Facility in November 2006 in conjunction with entering into the above mentioned Multi-Currency Revolving Credit Facility.

In September 2005, the Company issued $400 million of 5.625% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5.875% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of principal amount and have an effective interest yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears, and commenced on March 15, 2006. Both the 2012 Notes and the 2015 Notes are redeemable at the Company’s option at a price equal to the greater of 100% of the principal amount thereof, or the sum of the discounted value of the remaining scheduled payments, as defined. In addition, at any time before September 15, 2008, the Company may redeem up to an aggregate of 35% of the principal amount of the 2012 Notes or the 2015 Notes at redemption prices equal to 105.625% and 105.875%, respectively, of the principal amounts thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the cash proceeds of one or more equity issuances. In connection with the issuance of the 2012 Notes and the 2015 Notes, the Company incurred approximately $6.7 million and $8.3 million of costs, respectively, which were deferred and are being amortized over the terms of the notes.

In January 2005, the Company redeemed its 5% convertible subordinated notes at a redemption price of 102.143% of the principal amount of the notes plus accrued interest through the redemption date. In connection with the redemption, the Company issued 11,326,288 shares of common stock from treasury to noteholders to redeem substantially all of the notes and paid $31,000 to redeem the remaining notes.

The indentures governing the Multi-Currency Revolving Credit Facility, the 2012 Notes, and the 2015 Notes, contain restrictions and covenants which include limitations on additional indebtedness; distributions and dividends to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth.

Receivables Securitization Facility

In fiscal 2003, the Company entered into a receivables securitization facility (“Securitization Facility”). In connection with the Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to AmeriSource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. As of September 30, 2007, the maximum amount available under this facility, which currently expires in November 2009, was $500 million. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and will vary based on the Company’s debt ratings. The program fee is 35 basis points at September 30, 2007. Additionally, the commitment fee is 12.5 basis points at September 30, 2007. At September 30, 2007 and 2006, there were no borrowings outstanding under the Securitization Facility. In connection with entering into the Securitization Facility and the amendments thereto, the Company incurred approximately $2.8 million of costs, which were deferred and are being amortized over the life of the facility. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

Other Information

Scheduled future principal payments of long-term debt are $55.5 million in fiscal 2008, $0.6 million in fiscal 2009, $0.6 million in fiscal 2010, $674.7 million in fiscal 2012, and $500.0 million in fiscal 2015.

Interest paid on the above indebtedness during the fiscal years ended September 30, 2007, 2006 and 2005 was $65.9 million, $62.3 million and $94.2 million, respectively.

Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $4.7 million, $3.9 million, and $4.1 million, for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Note 8. Stockholders’ Equity and Earnings per Share

The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).

The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2007.

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

The following table illustrates the components of accumulated other comprehensive loss, net of income taxes (in thousands):

	September 30,
	2007	2006
SFAS No. 158 adjustments	$(12,534)	$—
Minimum pension liability	—	(13,998)
Foreign currency translation	8,896	95
Other	(1,609)	(1,400)

Total accumulated other comprehensive loss	$(5,247)	$(15,303)

In November 2005, the Company’s board of directors declared a 100% increase in the Company’s quarterly dividend rate per share of Common Stock. Additionally, the Company declared a two-for-one stock split of the Company’s outstanding shares of Common Stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on December 28, 2005 to stockholders of record at the close of business on December 13, 2005. All applicable share and per-share data were retroactively adjusted to reflect this stock split.

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

In August 2006, the Company’s board of directors authorized the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2007, the Company purchased 15.6 million shares of Common Stock under this program for a total of $750.0 million.

In May 2007, the Company’s board of directors authorized the Company to purchase up to $850 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2007, the Company purchased 13.8 million shares of Common Stock under this program for a total of $652.6 million. As of September 30, 2007, the Company had $197.4 million of availability remaining under this share repurchase program. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. From October 1, 2007 to November 16, 2007, the Company purchased 4.3 million shares for a total of $192.1 million.

Basic earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods plus the dilutive effect of stock options and restricted stock. Additionally, the diluted calculation for the fiscal year ended September 30, 2005 considers the 5% convertible subordinated notes (see Note 7) as if converted during the period that the notes were outstanding and, therefore, the after-tax effect of interest expense related to these notes is added back to income from continuing operations in determining income from continuing operations available to common stockholders for that period. In January 2005, the Company completed the redemption of the 5% convertible subordinated notes. Subsequent to the redemption, a number of shares substantially equal to the shares of Common Stock issued in connection with the 5% note redemption were repurchased by the Company under the 11.4 million share repurchase program described above. The following table (in thousands) is a reconciliation of the numerator and denominator of the computation of basic and diluted earnings per share.

	Fiscal year ended September 30,
	2007	2006	2005
Income from continuing operations, before cumulative effect of change in accounting	$493,768	$468,012	$291,922
Interest expense—convertible subordinated notes, net of income taxes	—	—	2,539

Income from continuing operations available to common stockholders	$493,768	$468,012	$294,461

Weighted average common shares outstanding—basic	185,181	205,009	211,334
Effect of dilutive securities:
Stock options and restricted stock	2,705	2,437	1,316
Convertible subordinated notes	—	—	2,890

Weighted average common shares outstanding—diluted	187,886	207,446	215,540

The potentially dilutive employee stock options that were antidilutive for fiscal 2007, 2006 and 2005 were 2.1 million, 2.5 million and 0.1 million, respectively.

Note 9. Pension and Other Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $26.1 million, $22.3 million, and $21.6 million in fiscal 2007, 2006 and 2005, respectively. The Company uses a June 30 measurement date for its pension and other postretirement benefit plans.

Adoption of SFAS No. 158

As previously disclosed in Note 1, the Company adopted the recognition and disclosure provisions of SFAS No. 158 as of September 30, 2007. SFAS No. 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans and postretirement benefit plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of income taxes. The Company made an adjustment of $10.6 million, net of income taxes, relating to net actuarial losses with respect to its defined benefit pension plans and postretirement benefit plans, in accumulated other comprehensive income (loss) as a result of the adoption of

SFAS No. 158. Included in accumulated other comprehensive income at September 30, 2007 are net actuarial losses of $20.5 million ($12.5 million, net of income taxes). The net actuarial loss in accumulated other comprehensive income (loss) that is expected to be amortized into fiscal 2008 net periodic pension expense is $0.9 million.

Defined Benefit Plans

The Company provides a benefit for certain employees under two different noncontributory defined benefit pension plans consisting of a salaried plan and a supplemental executive retirement plan. Additionally, the Company previously provided benefits to certain employees under a union plan, which was merged with the salaried plan on October 1, 2005. For each employee, the benefits are based on years of service and average compensation. Pension costs, which are computed using the projected unit credit cost method, are funded to at least the minimum level required by government regulations. Since 2002, the salaried and the supplemental executive retirement plans have been closed to new participants and benefits that can be earned by active participants in the plan were limited.

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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal year ended September 30,
	2007	2006
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$104,022	$116,992
Service cost	2,412	2,981
Interest cost	6,393	6,046
Actuarial losses (gains)	2,798	(15,943)
Benefit payments	(5,853)	(6,054)

Benefit obligation at end of year	$109,772	$104,022

Change in Plan Assets:
Fair value of plan assets at beginning of year	$87,757	$73,210
Actual return on plan assets	14,726	6,324
Employer contributions	8,632	15,421
Expenses	(886)	(1,144)
Benefit payments	(5,853)	(6,054)

Fair value of plan assets at end of year	$104,376	$87,757

Funded Status and Amounts Recognized:
Funded status	$(5,396)	$(16,265)
Unrecognized net actuarial loss	N/A	24,159
Unrecognized prior service cost	N/A	19

Net amount recognized	$(5,396)	$7,913

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$8,227	$—
Current liabilities	(2,032)	—
Noncurrent liabilities	(11,591)	(15,188)
Intangible asset	N/A	19
Accumulated other comprehensive loss	N/A	23,082

Net amount recognized	$(5,396)	$7,913

N/A—Not applicable due to application of SFAS No. 158.

Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2007	2006
Discount rate	6.30%	6.35%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%

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

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal year ended September 30,
	2007	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$2,678	$3,473	$3,178
Interest cost on projected benefit obligation	6,392	6,046	5,885
Expected return on plan assets	(7,430)	(6,549)	(5,754)
Amortization of prior service cost	19	58	137
Recognized net actuarial loss	1,309	2,579	1,329
Loss due to curtailments and settlements	160	12	137

Net periodic pension cost of defined benefit pension plans	3,128	5,619	4,912
Net pension cost of multi-employer plans	555	1,652	1,752

Total pension expense	$3,683	$7,271	$6,664

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2007	2006	2005
Discount rate	6.35%	5.25%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

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

The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans’ assets at the measurement date are as follows:

	Pension Benefits Allocation		Target Allocation
	2007	2006	2007	2006
Asset Category:
Equity securities	70%	70%	70%	70%
Debt securities	29	28	30	30
Other	1	2	—	—

Total	100%	100%	100%	100%

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

As of September 30, 2007 and 2006, certain of the Company’s defined benefit pension plans had accumulated and projected benefit obligations in excess of plan assets. The amounts related to these plans were as follows (in thousands):

	2007	2006
Accumulated benefit obligation	$13,929	$102,945
Projected benefit obligation	13,929	104,022
Plan assets at fair value	306	87,757

Currently, the Company does not anticipate it will be required to contribute to its pension plans in fiscal 2008. Expected benefit payments over the next ten years, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2008	$5,908
2009	4,801
2010	4,450
2011	4,783
2012	5,056
2013-2017	40,474

Total	$65,472

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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal year ended September 30,
	2007	2006
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$17,409	$19,416
Interest cost	992	1,028
Actuarial gains	(886)	(1,599)
Benefit payments	(1,468)	(1,436)

Benefit obligation at end of year	$16,047	$17,409

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,468	1,436
Benefit payments	(1,468)	(1,436)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(16,047)	$(17,409)
Unrecognized net actuarial loss	N/A	2,191

Net amount recognized	$(16,047)	$(15,218)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(1,964)	$—
Noncurrent liabilities	(14,083)	(15,218)

Net amount recognized	$(16,047)	$(15,218)

N/A—Not applicable due to application of SFAS No. 158.

Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2007	2006
Discount rate	6.30%	6.35%
Health care trend rate assumed for next year	9.50%	10%
Rate to which the cost trend rate is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2015

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$1,402	$(1,182)
Effect on benefit obligation	108	(90)

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal year ended September 30,
	2007	2006	2005
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$992	$1,028	$1,142
Recognized net actuarial (gain) loss	(426)	182	(153)

Total postretirement benefit expense	$566	$1,210	$989

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2007	2006	2005
Discount rate	6.35%	5.25%	6.25%
Health care trend rate assumed for next year	10.50%	11%	12%
Rate to which the cost trend rate is assumed to decline	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2015	2014

Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement Benefits
Fiscal Year:
2008	$1,964
2009	1,817
2010	1,773
2011	1,569
2012	1,514
2013-2017	5,144

Total	$13,781

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

In connection with the Long-Term Care divestiture as of July 31, 2007 (see Note 3), the administration of the PharMerica, Inc. 401(k) Profit Sharing Plan was transferred to PMC. PMSI employees who participated in this plan were transferred to the AmerisourceBergen Employee Investment Plan.

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

Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2007, 2006 and 2005 were $19.9 million, $14.3 million and $13.4 million, respectively.

Deferred Compensation Plan

The Company also sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated November 1, 2002. This unfunded plan, under which 1.48 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2007. The Company’s liability relating to its deferred compensation plan as of September 30, 2007 and 2006 was $8.1 million and $8.4 million, respectively. The Company incurred $1.9 million, $1.6 million and $0.6 million of expenses relating to this plan in fiscal 2007, 2006, and 2005 respectively.

Note 10. Share-Based Compensation

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

During the fiscal year ended September 30, 2007, the Company recorded $25.0 million of share-based compensation expense, which was comprised of stock option expense of $18.0 million, restricted stock expense of $5.6 million, and employee stock purchase plan expense of $1.4 million. During the fiscal year ended September 30, 2006, the Company recorded $16.4 million of share-based compensation expense, which was comprised of stock option expense of $12.2 million, restricted stock expense of $2.8 million, and employee stock purchase plan expense of $1.4 million.

The following table illustrates the impact of share-based compensation on reported amounts:

	Fiscal year ended September 30, 2007		Fiscal year ended September 30, 2006
	As Reported	Impact of Share-Based Compensation Expense	As Reported	Impact of Share-Based Compensation Expense
	(in thousands, except per share data)
Operating income	$820,342	$24,964	$748,706	$16,412
Income from continuing operations	493,768	15,699	468,012	10,372
Net income	469,167	15,699	467,714	10,372

Earnings per share:
Basic	$2.53	$0.08	$2.28	$0.05

Diluted	$2.50	$0.08	$2.25	$0.05

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

In connection with the divestiture of Long-Term Care, the Company’s stockholders received PMC common stock, as previously discussed in Note 3 and the Company’s common stock commenced trading without Long-Term Care on August 1, 2007. As a result, the price of the Company’s Common Stock decreased from $47.11 per share at the closing of regular trading on July 31, 2007 to an opening price on August 1, 2007 of $46.10 per share. In accordance with the antidilution provisions of the Company’s stock option plans, the number of stock options previously granted to each employee or non-employee director, as well as the corresponding grant price, was adjusted accordingly to reflect the decline in the market price of the Company’s common stock between the July 31, 2007 closing price and the August 1, 2007 opening price, as quoted on the New York Stock Exchange (the “Modification”). The effect of the adjustments was to reduce the exercise prices of all outstanding options by the same percentage that the price of the Company’s stock decreased from July 31, 2007 to August 1, 2007 and increase the number of options exercisable under each grant, thereby preserving the aggregate spread (whether positive or negative) associated with each grant of options and thus the fair value of each original award.

At September 30, 2007, options for an additional 8.8 million shares may be granted under one employee stock option plan and options for an additional 0.2 million shares may be granted under one non-employee director stock option plan.

The estimated fair values of options granted are expensed as compensation on a straight-line basis over the requisite service periods of the awards and are net of estimated forfeitures. Beginning January 1, 2005, the Company began to estimate the fair values of option grants using a binomial option pricing model. Expected volatilities are based on the historical volatility of the Company’s Common Stock and other factors, such as implied market volatility. The Company uses historical exercise data, taking into consideration the optionees’ ages at grant date, to estimate the terms for which the options are expected to be outstanding. The Company anticipates that the terms of options granted in the future will be similar to those granted in the past. The risk-free rates during the terms of such options are based on the U.S. Treasury yield curve in effect at the time of grant. Prior to January 1, 2005, the fair values relating to all options granted were estimated using the Black-Scholes option pricing model.

The weighted average fair values of the options granted during the fiscal years ended September 30, 2007, 2006 and 2005 were $14.86, $10.56 and $8.32, respectively. The following assumptions were used to estimate the fair values of options granted:

	Fiscal year ended September 30,
	2007	2006	2005
Weighted average risk-free interest rate	4.73%	4.58%	4.10%
Expected dividend yield	0.37%	0.23%	0.17%
Weighted average volatility of common stock	24.49%	25.73%	27.98%
Weighted average expected life of the options	4.38 years	4.17 years	4.51 years

Changes to the above valuation assumptions could have a significant impact on share-based compensation expense.

A summary of the Company’s stock option activity and related information for its option plans for the fiscal year ended September 30, 2007 is presented below:

	Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at September 30, 2006	14,257	$32
Granted	2,150	55
Modification, as described above	297	35
Exercised	(2,535)	30
Forfeited	(639)	37

Outstanding at September 30, 2007	13,530	$35	7 years	$157,345

Vested and expected to vest at September 30, 2007	12,790	$35	7 years	$153,720

Exercisable at September 30, 2007	8,087	$30	5 years	$127,533

The intrinsic value of stock option exercises during fiscal 2007, 2006 and 2005 was $54.8 million, $59.5 million and $39.5 million, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2007 and changes during the fiscal year ended September 30, 2007 is presented below:

	Options (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2006	5,375	$9
Granted	2,150	15
Modification, as described above	122	11
Vested	(1,586)	9
Forfeited	(618)	9

Nonvested at September 30, 2007	5,443	$11

Expected future compensation expense relating to the 5.4 million nonvested options outstanding as of September 30, 2007 is $41.1 million over a weighted-average period of 2.5 years.

Restricted Stock

Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years.

A summary of the status of the Company’s restricted shares as of September 30, 2007 and changes during the fiscal year ended September 30, 2007 is presented below:

	Restricted Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2006	310	$42
Granted	246	55
Vested	(15)	28
Forfeited	(41)	45

Nonvested at September 30, 2007	500	$49

Expected future compensation expense relating to the 0.5 million restricted shares outstanding as of September 30, 2007 is $13.7 million over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

In February 2002, the stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan, under which up to an aggregate of 8,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under this plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 85% of the fair market value of the stock on the first or last business day of each six-month purchase period, whichever is lower. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2007, 2006 and 2005, the Company acquired 154,240 shares, 164,055 shares and 208,618 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2007, the Company has withheld $1.5 million from eligible employees for the purchase of additional shares of Common Stock.

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

Fiscal year ended September 30, 2005
(in thousands, except per share data)
Net income, as reported	$264,645
Add: Share-related compensation expense included in reported net income, net of income taxes	461
Deduct: Share-related compensation expense determined under the fair value method, net of income taxes	(5,021)

Pro forma net income	$260,085

Earnings per share:
Basic, as reported	$1.25

Basic, pro forma	$1.23

Diluted, as reported	$1.24

Diluted, pro forma	$1.22

Effective September 1, 2004, the Company vested all employee options then outstanding with an exercise price in excess of $27.05 (the closing stock price on August 31, 2004). The accelerated vesting was approved by the Compensation and Succession Planning Committee of the Company’s board of directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123R. In accordance with APB No. 25, the Company did not recognize expense related to this accelerated vesting because the exercise price of all the accelerated options was greater than $27.05. As a result of the accelerated vesting, the pro forma compensation expense and the corresponding reduction in diluted earnings per share in fiscal 2005 was significantly less than the compensation expense and corresponding reduction in diluted earnings per share in fiscal 2007 and 2006.

Note 11. Leases and Other Commitments

At September 30, 2007, future minimum payments totaling $254.4 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows; 2008—$56.6 million; 2009—$48.0 million; 2010—$39.7 million; 2011—$30.4 million; 2012—$20.5 million; and thereafter—$59.2 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $75.1 million in fiscal 2007, $70.8 million in fiscal 2006 and $63.4 million in fiscal 2005.

During the fiscal year ended September 30, 2006, the Company entered into two sale-leaseback agreements with a financial institution relating to certain equipment located at two of the Company’s new distribution facilities. The net book value of all of the equipment under the two leases totaled $26.5 million and was sold for $28.1 million. During the fiscal year ended September 30, 2005, the Company entered into three sale-leaseback agreements with a financial institution relating to certain equipment located at two of the Company’s new distribution facilities and certain equipment located at one of the Company’s existing distribution facilities that was significantly expanded. The net book value of all of the equipment under the three leases totaled $35.3 million and was sold for $36.7 million. The Company deferred the gains associated with the sale-leaseback agreements, which are being amortized as a reduction of lease expense over the respective operating lease terms.

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at a price that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $577 million as of September 30, 2007, of which $155.5 million represents the Company’s commitment in fiscal 2008.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $137.7 million.

Note 12. Facility Consolidations, Employee Severance and Other

In 2001, the Company developed an integration plan to consolidate its distribution network and eliminate duplicative administrative functions. The plan, which is complete, included building six new distribution facilities, closing 31 facilities and outsourcing a significant portion of its information technology activities. To complete the plan, the Company closed two distribution facilities in fiscal 2007 and now has 26 distribution facilities in the U.S. The Company closed six distribution facilities in each of fiscal 2006 and 2005. During fiscal 2006, the Company opened the last of its new distribution facilities and completed the outsourcing of a significant portion of its information technology activities.

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three fiscal years ended September 30, 2007 (in thousands):

	2007	2006	2005
Facility consolidations and employee severance	$(5,863)	$4,271	$10,491
Information technology transition costs	1,679	9,218	12,232
Costs relating to the Long-Term Care transaction	9,335	6,634	—
Gain on sale of retail pharmacy assets	(3,079)	—	—

Total facility consolidations, employee severance and other	$2,072	$20,123	$22,723

During fiscal 2006, the Company incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999. In October 2007, the Company received a favorable ruling from a California appellate court reversing certain portions of the prior adverse decision. As a result, the Company reduced its liability in fiscal 2007 to the Bergen Brunswig chief executive officer by $10.4 million (see Bergen Brunswig Matter under Note 13). The fiscal 2006 compensation expense and the fiscal 2007 reduction thereof have been recorded as a component of the facility consolidations and employee severance line in the above table.

During the fiscal year ended September 30, 2007, the Company sold certain retail pharmacy assets of its Long-Term Care business prior to its divestiture, and as a result, recognized gain of $3.1 million.

During fiscal 2006, the Company realized a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California. This gain was recorded as a component of the facility consolidations and employee severance line in the above table.

All employee terminations have been completed relating to the aforementioned integration plan. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

The following table, which includes the total compensation accrual due to the former chief executive officer and excludes the gain realized on the sale of the former Bergen Brunswig headquarters, displays the activity in accrued expenses and other from September 30, 2005 to September 30, 2007 related to the integration plan discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2005	$10,738	$7,083	$17,821
Expense recorded during the period	21,468	15,851	37,319
Payments made during the period	(9,973)	(13,803)	(23,776)

Balance as of September 30, 2006	22,233	9,131	31,364
Expense recorded during the period	(7,529)	12,680	5,151
Payments made during the period	(3,707)	(16,946)	(20,653)

Balance as of September 30, 2007	$10,997	$4,865	$15,862

Note 13. Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including the matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

New York Attorney General Subpoena

In April 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchased pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. The Company has engaged in discussions with the NYAG, initially to clarify the scope of the subpoena and subsequently to provide background information requested by the NYAG. The Company has produced responsive information and documents and will continue to cooperate with the NYAG. Recently, the Company has received a communication from the NYAG detailing potential theories of liability and the Company has met with the NYAG to discuss how to resolve the matter. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this matter.

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million that was previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. Subsequent to the Court’s ruling, the Company had continued to accrue interest on the amount awarded to the executive by the Court. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company appealed the ruling of the Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Appellate Court”) made certain rulings, and reversed certain portions of the July 2006 decision of the Court in a manner that was favorable to the Company. As a result, the Company reduced its total liability to the executive by $10.4 million as of September 30, 2007.

Bridge Medical Matter

In March 2004, the former stockholders of Bridge Medical, Inc. (“Bridge”) commenced an action against the Company in the Court of Chancery of the State of Delaware claiming that they were entitled to payment of certain contingent purchase price amounts that were provided under the terms of agreement under which the Company acquired Bridge in January 2003. In July 2005, the Company sold substantially all of the assets of Bridge. The contingent purchase price amounts at issue were conditioned upon the achievement by Bridge of certain earnings levels in calendar 2003 and calendar 2004 (collectively, the “Earnout Period”). The maximum amount that was payable in respect of calendar 2003 was $21 million and the maximum amount that was payable in respect of calendar 2004 was $34 million. The former stockholders of Bridge alleged (i) that the Company did not properly adhere to the terms of the acquisition agreement in calculating that no contingent purchase price amounts were due and (ii) that the Company breached certain obligations to assist the Bridge sales force and promote the Bridge bedside point-of-care patient safety product during the Earnout Period and that such breaches prevented Bridge from obtaining business that Bridge otherwise would have obtained. The trial of this case and post-trial briefing were completed during May and June 2007. In September 2007, the Delaware Court of Chancery ruled that the former stockholders of Bridge were entitled to a payment of $21 million for earnout amounts, plus prejudgment interest in the amount of $5.9 million. As a result of the court’s decision, the Company recorded a charge of $24.6 million, net of income taxes, in the fiscal year ended September 30, 2007. The Company expects to receive a tax benefit only with respect to interest incurred in this matter. The Company believes the decision of the Delaware Court of Chancery was in error and is appealing the Court’s decision. The Company cannot predict the outcome of this case at this time.

Drug Enforcement Administration Matter

On April 24, 2007, the Drug Enforcement Administration (the “DEA”) of the U.S. Department of Justice imposed an Order to Show Cause and Immediate suspension on the Company’s Orlando, Florida distribution center’s license to distribute controlled substances and listed chemicals. The DEA asserted that the Company did not maintain effective controls against diversion of controlled substances, including hydrocodone, to certain internet pharmacies from January 1, 2006 through January 31, 2007. On April 26, 2007, the DEA partially lifted the suspension to permit the Company to distribute controlled substances and listed chemicals to hospitals, clinics, the Department of Defense and certain other entities from its Orlando distribution center. On June 22, 2007, the Company entered into a settlement with the DEA in which the Company expressly denied the DEA’s allegations and which led to the reinstatement of its Orlando, Florida distribution center’s suspended license to distribute controlled substances and listed chemicals to its retail customers on August 25, 2007. As required by the settlement agreement, the Company implemented an enhanced and more sophisticated order-monitoring program in all of its AmerisourceBergen Drug Corporation distribution centers by June 30, 2007. The Florida distribution center’s license was reinstated as of August 25, 2007. While the Company expects to continue to comply with all of the DEA’s requirements, there can be no assurance that the DEA will not require further controls against the diversion of controlled substances in the future.

MBL Matter

In May 2007, ASD Specialty Healthcare, Inc. (“ASD”) filed a lawsuit against Massachusetts Biologic Laboratories (“MBL”) in the 44th Judicial District Court of Dallas County, Texas. ASD alleged that MBL committed fraud by making misrepresentations to ASD in connection with the execution of a contract with ASD for the distribution of 5 million doses of tetanus diphtheria (“TD”) vaccines. Later that month, MBL sued ASD in the Superior Court of Suffolk County, Massachusetts, asserting breach of contract, unfair and deceptive trade practices and other claims. MBL is requesting declaratory judgment, actual and consequential damages in an undetermined amount and treble damages. ASD filed counterclaims against MBL in the Massachusetts action for breach of contract, fraudulent and negligent misrepresentation, unfair trade practices and other claims. The Texas lawsuit was dismissed in favor of the parties’ proceeding in Massachusetts, but ASD has filed a motion for reconsideration of the dismissal. The Massachusetts lawsuit is not expected to proceed to trial before the fall of 2009.

The Company has recorded a $27.8 million write-down to estimated net realizable value for the TD vaccines, which remain unsold as of September 30, 2007. If ASD is successful in the litigation and the TD distribution agreement with MBL is rescinded, ASD may be able to return any unsold vaccines and obtain a refund of the purchase price paid to MBL for the vaccines. If MBL is successful in the litigation, it may be entitled to recover any lost profits it may have foregone as a result of ASD’s decision not to purchase or accept delivery of the full amount of TD vaccines. ASD believes that it has valid defenses and offsets to any such recovery based, among other things, on MBL’s breaches of the TD distribution agreement and MBL’s duty to mitigate its damages as well as ASD’s entitlement to a refund of federal excise taxes previously paid by ASD on any unsold TD vaccines. The Company cannot predict the outcome of this litigation at this time but does not believe that any liability associated with this matter will materially exceed the amount already recorded.

Note 14. Antitrust Litigation Settlements

During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the fiscal years ended September 30, 2007, 2006, and 2005, the Company recognized gains of $35.8 million, $40.9 million and $40.1 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 15. Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and Other. The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of ABDC, the AmerisourceBergen Specialty Group (“ABSG”) and the AmerisourceBergen Packaging

Group (“ABPG”). The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and PMSI. Subsequent to July 31, 2007, the Other reportable segment only includes the operating results of PMSI.

In accordance with FAS 131, we have aggregated the operating segments of ABDC, ABSG, and ABPG into one reportable segment, the Pharmaceutical Distribution segment. Our decision to aggregate these three operating segments into one reportable segment was based on the following:

•	the objective and basic principles of FAS 131;

•	the Aggregation Criteria as noted in paragraph 17 of FAS 131; and

•	the fact that ABDC, ABSG, and ABPG have similar economic characteristics.

Through September 2007, the CODM for the Company was the then President and Chief Operating Officer of the Company whose function was to allocate resources to, and assess the performance of, the ABDC, ABSG, ABPG, and PMSI operating segments. In September 2007, the Company’s Chief Executive Officer assumed the role of CODM. The Presidents of ABDC, ABSG, ABPG, and PMSI each function as operating segment managers whose roles include reporting to the CODM on their respective operating segment’s business activities, financial results and operating plans.

The businesses of the Pharmaceutical Distribution operating segments are similar. These segments service both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel. The distribution of pharmaceutical drugs represented 98.6% of the Pharmaceutical Distribution segment’s total operating revenue for each of the fiscal years ended September 30, 2007, 2006 and 2005. ABDC and ABSG each operate in a high volume and low margin environment and, as a result, their economic characteristics are similar. Each operating segment warehouses and distributes products in a similar manner. Additionally, each operating segment is subject, in whole or in part, to the same extensive regulatory environment under which the pharmaceutical distribution industry operates.

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, alternate site facilities and other customers. ABDC also provides pharmacy management, consulting services and scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets, and supply management software to a variety of retail and institutional healthcare providers.

ABSG, through a number of individual operating businesses, provides distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers. ABSG also distributes vaccines, other injectables, plasma, and other blood products. In addition, through its specialty services businesses, ABSG provides a number of commercialization services, third party logistics, group purchasing, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education.

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon. American Health Packaging delivers unit dose, punch card, unit-of-use, compliance and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and CTM services for pharmaceutical manufacturers.

As previously discussed, on July 31, 2007, the Company and Kindred completed the spin-offs and subsequent combination of their institutional pharmacy businesses, Long-Term Care and KPS, to form a new, independent, publicly traded company named PharMerica Corporation. Subsequent to the spin-off, the Pharmaceutical Distribution segment is the primary supplier of pharmaceuticals to PharMerica Corporation under the terms of a new distribution agreement.

Prior to its divestiture, Long-Term Care was a leading national dispenser of pharmaceutical products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities and residential living communities. Long-Term Care’s institutional pharmacy business involved the purchase of prescription and nonprescription pharmaceuticals, principally from our Pharmaceutical Distribution segment, and the dispensing of those products to residents in long-term care and alternate site facilities.

PMSI provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. PMSI services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payors’ administrative costs. The recent addition of PMSI MSA Services gives the PMSI business the ability to provide its customers with a fully integrated Medicare set-aside solution.

The following tables present reportable segment information for the periods indicated (dollars in thousands):

	Revenue
Fiscal year ended September 30,	2007	2006	2005
Pharmaceutical Distribution	$60,935,344	$55,907,552	$49,319,371
Other	1,507,032	1,668,308	1,571,369
Intersegment eliminations	(773,344)	(902,920)	(878,142)

Operating revenue	61,669,032	56,672,940	50,012,598

Bulk deliveries to customer warehouses	4,405,280	4,530,205	4,564,7 23

Total revenue	$66,074,312	$61,203,145	$54,577,321

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. For further information regarding the nature of bulk deliveries, which only occur in the Pharmaceutical Distribution segment, see Note 1. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC is the principal supplier of pharmaceuticals to the Other segment.

	Operating Income
Fiscal year ended September 30,	2007	2006	2005
Pharmaceutical Distribution	$733,388	$644,202	$532,887
Other	53,189	83,745	91,947
Facility consolidations, employee severance and other	(2,072)	(20,123)	(22,723)
Gain on antitrust litigation settlements	35,837	40,882	40,094
Impairment charge	—	—	(5,259)

Operating income	820,342	748,706	636,946
Other loss (income)	3,004	(4,387)	(990)
Interest expense, net	32,288	12,464	57,223
Loss on early retirement of debt	—	—	111,888

Income from continuing operations before income taxes and cumulative effect of change in accounting	$785,050	$740,629	$468,825

Segment operating income is evaluated before other loss (income); interest expense, net; loss on early retirement of debt; facility consolidations, employee severance and other; gain on antitrust litigation settlements; and significant impairment charges. All corporate office expenses are allocated to the two reportable segments.

	Assets
At September 30,	2007	2006
Pharmaceutical Distribution	$12,024,571	$12,149,166
Other	285,493	634,754

Total assets	$12,310,064	$12,783,920

	Depreciation & Amortization
Fiscal year ended September 30,	2007	2006	2005
Pharmaceutical Distribution	$72,640	$68,310	$64,404
Other	18,582	17,699	16,795

Total depreciation and amortization	$91,222	$86,009	$81,199

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which is included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2007	2006	2005
Pharmaceutical Distribution	$104,360	$95,015	$182,347
Other	13,691	18,117	21,029

Total capital expenditures	$118,051	$113,132	$203,376

Note 16. Disclosure About Fair Value of Financial Instruments

During the fiscal year ended September 30, 2006, the Company entered into foreign currency forward exchange contracts to manage exposure related to foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. As of September 30, 2006, the notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately C$72.2 million and the fair value of foreign currency contracts was $0.6 million. These open contracts were settled during the fiscal year ended September 30, 2007. The Company has no open foreign currency forward exchange contracts as of September 30, 2007.

The recorded amounts of the Company’s cash and cash equivalents, short-term investments available-for-sale, accounts receivable and accounts payable at September 30, 2007 and 2006 approximate fair value. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 7) and the corresponding fair value as of September 30, 2007 were $1,227.8 million and $1,214.1 million, respectively. The recorded amount of debt and the corresponding fair value as of September 30, 2006 were $1,095.5 million and $1,082.3 million, respectively.

Note 17. Quarterly Financial Information (Unaudited)

	Fiscal year ended September 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(c)	Fiscal Year(c)
	(in thousands, except per share amounts)
Operating revenue	$15,696,539	$15,283,761	$15,391,609	$15,297,123	$61,669,032
Bulk deliveries to customer warehouses	1,028,854	1,228,780	1,054,319	1,093,327	4,405,280

Total revenue	16,725,393	16,512,541	16,445,928	16,390,450	66,074,312
Gross profit(a)(b)	594,643	606,443	597,223	528,430	2,326,739
Distribution, selling and administrative expenses, depreciation and amortization	379,761	385,416	384,156	354,992	1,504,325
Facility consolidations, employee severance and other	6,023	135	3,496	(7,582)	2,072

Operating income	$208,859	$220,892	$209,571	$181,020	$820,342
Income from continuing operations	$122,187	$129,496	$129,908	$112,177	$493,768
Loss from discontinued operations, net of tax	—	—	—	(24,601)	(24,601)
Net income	$122,187	$129,496	$129,908	$87,576	$469,167
Earnings per share from continuing operations:
Basic	$0.64	$0.69	$0.70	$0.64	$2.67
Diluted	$0.63	$0.68	$0.69	$0.63	$2.63
Earnings per share:
Basic	$0.64	$0.69	$0.70	$0.50	$2.53
Diluted	$0.63	$0.68	$0.69	$0.50	$2.50

(a)	The first, second, third and fourth quarters of fiscal 2007 include $1.9 million, $1.8 million, $32.0 million, and $0.3 million gains, respectively, from antitrust litigation settlements.

(b)	The fourth quarter and fiscal year includes a $27.8 million charge relating to the write-down of tetanus-diphtheria vaccine inventory to its estimated net realizable value.

(c)	The fourth quarter and fiscal year financial information includes the operating results of Long-Term Care for one month and ten months, respectively.

	Fiscal year ended September 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share amounts)
Operating revenue	$13,535,854	$14,049,175	$14,446,280	$14,641,631	$56,672,940
Bulk deliveries to customer warehouses	1,117,293	1,171,504	1,240,035	1,001,373	4,530,205

Total revenue	14,653,147	15,220,679	15,686,315	15,643,004	61,203,145
Gross profit(a)	528,378	560,763	557,179	585,495	2,231,815
Distribution, selling and administrative expenses, depreciation and amortization	352,946	359,262	368,421	382,357	1,462,986
Facility consolidations, employee severance and other	8,827	3,577	(86)	7,805	20,123

Operating income	$166,605	$197,924	$188,844	$195,333	$748,706
Income from continuing operations	$97,976	$128,590	$119,468	$121,978	$468,012
Loss (income) from discontinued operations, net of tax	709	(411)	—	—	298
Net income	$97,267	$129,001	$119,468	$121,978	$467,714
Earnings per share from continuing operations:
Basic	$0.47	$0.62	$0.58	$0.61	$2.28
Diluted	$0.47	$0.61	$0.58	$0.61	$2.26
Earnings per share:
Basic	$0.47	$0.62	$0.58	$0.61	$2.28
Diluted	$0.46	$0.61	$0.58	$0.61	$2.25

(a)	The first, second, third and fourth quarters of fiscal 2006 include $18.0 million, $9.4 million, $4.6 million, and $8.9 million gains, respectively, from antitrust litigation settlements.

Note 18. Subsequent Events

On October 1, 2007, the Company acquired Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of approximately $181 million in cash. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expands the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion for its fiscal year ended June 30, 2007. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The Company is currently working with a third-party appraisal firm to assist management in determining the fair values of the assets acquired and liabilities assumed.

On November 8, 2007, the Company’s board of directors increased the quarterly dividend by 50% and declared a dividend of $0.075 per share, which will be paid on December 3, 2007 to stockholders of record as of the close of business on November 19, 2007.

Note 19. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 2012 Notes and 2015 Notes (together, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 7, (b) the foreign operating subsidiaries and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2007 and 2006 and the related statements of operations and cash flows for each of the three years in the period ended September 30, 2007.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Current assets:
Cash and cash equivalents	$500,246	$58,259	$81,699	$—	$640,204
Short-term investment securities	467,419	—	—	—	467,419
Accounts receivable, net	1,292	1,172,651	2,298,415	—	3,472,358
Merchandise inventories	—	3,952,749	148,753	—	4,101,502
Prepaid expenses and other	59	29,879	2,879	—	32,817

Total current assets	969,016	5,213,538	2,531,746	—	8,714,300
Property and equipment, net	—	481,704	25,280	—	506,984
Goodwill	—	2,483,144	127,911	—	2,611,055
Intangibles, deferred charges and other	14,939	434,012	28,774	—	477,725
Intercompany investments and advances	2,732,898	4,682,194	(1,910,967)	(5,504,125)	—

Total assets	$3,716,853	$13,294,592	$802,744	$(5,504,125)	$12,310,064

Current liabilities:
Accounts payable	$—	$6,816,802	$171,980	$—	$6,988,782
Accrued expenses and other	(279,263)	640,945	8,976	—	370,658
Current portion of long-term debt	—	—	476	—	476
Deferred income taxes	—	498,396	(1,276)	—	497,120

Total current liabilities	(279,263)	7,956,143	180,156	—	7,857,036
Long-term debt, net of current portion	896,396	220	330,682	—	1,227,298
Other liabilities	—	119,842	6,168	—	126,010
Total stockholders’ equity	3,099,720	5,218,387	285,738	(5,504,125)	3,099,720

Total liabilities and stockholders’ equity	$3,716,853	$13,294,592	$802,744	$(5,504,125)	$12,310,064

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Current assets:
Cash and cash equivalents	$1,125,287	$43,441	$92,540	$—	$1,261,268
Short-term investment securities	67,840	—	—	—	67,840
Accounts receivable, net	2,234	1,137,975	2,286,930	—	3,427,139
Merchandise inventories	—	4,292,398	129,657	—	4,422,055
Prepaid expenses and other	57	29,014	3,034	—	32,105

Total current assets	1,195,418	5,502,828	2,512,161	—	9,210,407
Property and equipment, net	—	485,931	23,815	—	509,746
Goodwill	—	2,497,019	91,693	—	2,588,712
Intangibles, deferred charges and other	17,110	432,962	24,983	—	475,055
Intercompany investments and advances	3,601,261	3,381,672	(1,960,011)	(5,022,922)	—

Total assets	$4,813,789	$12,300,412	$692,641	$(5,022,922)	$12,783,920

Current liabilities:
Accounts payable	$—	$6,310,528	$188,736	$—	$6,499,264
Accrued expenses and other	(223,316)	692,776	9,058	—	478,518
Current portion of long-term debt	—	868	692	—	1,560
Deferred income taxes	—	478,163	1,683	—	479,846

Total current liabilities	(223,316)	7,482,335	200,169	—	7,459,188
Long-term debt, net of current portion	895,948	75	197,908	—	1,093,931
Other liabilities	—	84,618	5,026	—	89,644
Total stockholders’ equity	4,141,157	4,733,384	289,538	(5,022,922)	4,141,157

Total liabilities and stockholders’ equity	$4,813,789	$12,300,412	$692,641	$(5,022,922)	$12,783,920

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Operating revenue	$—	$59,900,225	$1,768,807	$—	$61,669,032
Bulk deliveries to customer warehouses	—	4,405,264	16	—	4,405,280

Total revenue	—	64,305,489	1,768,823	—	66,074,312
Cost of goods sold	—	62,062,311	1,685,262	—	63,747,573

Gross profit	—	2,243,178	83,561	—	2,326,739
Operating expenses:
Distribution, selling and administrative	—	1,441,728	(28,625)	—	1,413,103
Depreciation	—	71,037	2,123	—	73,160
Amortization	—	14,800	3,262	—	18,062
Facility consolidations, employee severance and other	—	2,072	—	—	2,072

Operating income	—	713,541	106,801	—	820,342
Other loss	—	3,003	1	—	3,004
Interest expense (income), net	73,001	(171,769)	131,056	—	32,288

(Loss) income before income taxes and equity in earnings of subsidiaries	(73,001)	882,307	(24,256)	—	785,050
Income taxes	(25,550)	324,952	(8,120)	—	291,282
Equity in earnings of subsidiaries	516,618	—	—	(516,618)	—

Income (loss) from continuing operations	469,167	557,355	(16,136)	(516,618)	493,768
Loss from discontinued operations	—	24,601	—	—	24,601

Net income (loss)	$469,167	$532,754	$(16,136)	$(516,618)	$469,167

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Operating revenue	$—	$55,510,410	$1,162,530	$—	$56,672,940
Bulk deliveries to customer warehouses	—	4,530,184	21	—	4,530,205

Total revenue	—	60,040,594	1,162,551	—	61,203,145
Cost of goods sold	—	57,864,633	1,106,697	—	58,971,330

Gross profit	—	2,175,961	55,854	—	2,231,815
Operating expenses:
Distribution, selling and administrative	—	1,426,463	(49,486)	—	1,376,977
Depreciation	—	71,517	1,576	—	73,093
Amortization	—	11,121	1,795	—	12,916
Facility consolidations, employee severance and other	—	20,123	—	—	20,123

Operating income	—	646,737	101,969	—	748,706
Other (income) loss	—	(4,763)	376	—	(4,387)
Interest (income) expense, net	(740)	(99,301)	112,505	—	12,464

Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	740	750,801	(10,912)	—	740,629
Income taxes	259	275,585	(3,227)	—	272,617
Equity in earnings of subsidiaries	467,233	—	—	(467,233)	—

Income (loss) from continuing operations	467,714	475,216	(7,685)	(467,233)	468,012
Loss from discontinued operations	—	298	—	—	298

Net income (loss)	$467,714	$474,918	$(7,685)	$(467,233)	$467,714

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Operating revenue	$—	$49,658,018	$354,580	$—	$50,012,598
Bulk deliveries to customer warehouses	—	4,564,687	36	—	4,564,723

Total revenue	—	54,222,705	354,616	—	54,577,321
Cost of goods sold	—	52,265,151	331,986	—	52,597,137

Gross profit	—	1,957,554	22,630	—	1,980,184
Operating expenses:
Distribution, selling and administrative	—	1,308,876	(74,819)	—	1,234,057
Depreciation	—	70,734	213	—	70,947
Amortization	—	10,181	71	—	10,252
Facility consolidations, employee severance and other	—	22,723	—	—	22,723
Impairment charge	—	5,259	—	—	5,259

Operating income	—	539,781	97,165	—	636,946
Other income	—	(990)	—	—	(990)
Interest (income) expense, net	(19,878)	16,599	60,502	—	57,223
Loss on early retirement of debt	111,888	—	—	—	111,888

Income from continuing operations before income taxes and equity in earnings of subsidiaries	(92,010)	524,172	36,663	—	468,825
Income taxes	(32,833)	195,658	14,078	—	176,903
Equity in earnings of subsidiaries	323,822	—	—	(323,822)	—

Income from continuing operations before cumulative effect of change in accounting	264,645	328,514	22,585	(323,822)	291,922
Loss from discontinued operations	—	17,105	—	—	17,105
Cumulative effect of change in accounting	—	10,094	78	—	10,172

Net income	$264,645	$301,315	$22,507	$(323,822)	$264,645

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Net income (loss)	$469,167	$532,754	$(16,136)	$(516,618)	$469,167
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(568,227)	835,537	(45,191)	516,618	738,737

Net cash (used in ) provided by operating activities	(99,060)	1,368,291	(61,327)	—	1,207,904

Capital expenditures	—	(115,959)	(2,092)	—	(118,051)
Cost of acquired companies, net of cash acquired	—	(156,677)	(13,412)	—	(170,089)
Proceeds from the sales of property and equipment	—	8,062	15	—	8,077
Proceeds from sales of other assets	—	5,205	—	—	5,205
Purchases of investment securities available-for-sale	(7,745,672)	—	—	—	(7,745,672)
Proceeds from sale of investment securities available-for-sale	7,346,093	—	—	—	7,346,093

Net cash used in investing activities	(399,579)	(259,369)	(15,489)	—	(674,437)

Borrowings under revolving credit facilities	—	—	722,767	—	722,767
Repayments under revolving credit facilities	—	—	(621,014)	—	(621,014)
Proceeds from borrowing related to PharMerica Long-Term Care distribution	—	125,000	—	—	125,000
Deferred financing costs and other	(1,227)	(1,421)	—	—	(2,648)
Purchases of Common stock	(1,434,385)	—	—	—	(1,434,385)
Exercise of stock options, including excess tax benefit	94,620	—	—	—	94,620
Cash dividends on Common stock	(37,249)	—	—	—	(37,249)
Common stock purchases for employee stock purchase plan	(1,622)	—	—	—	(1,622)
Intercompany financing and advances	1,253,461	(1,217,683)	(35,778)	—	—

Net cash (used in) provided by financing activities	(126,402)	(1,094,104)	65,975	—	(1,154,531)

(Decrease) increase in cash and cash equivalents	(625,041)	14,818	(10,841)	—	(621,064)
Cash and cash equivalents at beginning of period	1,125,287	43,441	92,540	—	1,261,268

Cash and cash equivalents at end of period	$500,246	$58,259	$81,699	$—	$640,204

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Net income (loss)	$467,714	$474,918	$(7,685)	$(467,233)	$467,714
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(433,988)	437,638	(131,332)	467,233	339,551

Net cash provided by (used in) operating activities	33,726	912,556	(139,017)	—	807,265

Capital expenditures	—	(107,789)	(5,343)	—	(113,132)
Cost of acquired companies, net of cash acquired	—	(99,226)	(196,998)	—	(296,224)
Proceeds from the sales of property and equipment	—	49,549	90	—	49,639
Proceeds from sale-leaseback transactions	—	28,143	—	—	28,143
Proceeds from sales of other assets	—	7,582	—	—	7,582
Purchases of investment securities available-for-sale	(1,997,022)	—	—	—	(1,997,022)
Proceeds from sale of investment securities available-for-sale	2,278,312	—	—	—	2,278,312

Net cash provided by (used in) investing activities	281,290	(121,741)	(202,251)	—	(42,702)

Borrowings under revolving credit facilities	—	—	468,463	—	468,463
Repayments under revolving credit facilities	—	—	(333,575)	—	(333,575)
Deferred financing costs and other	(1,211)	(63)	(1,667)	—	(2,941)
Purchases of Common stock	(717,714)	—	—	—	(717,714)
Exercise of stock options, including excess tax benefit	138,046	—	—	—	138,046
Cash dividends on Common stock	(20,595)	—	—	—	(20,595)
Common stock purchases for employee stock purchase plan	(1,532)	—	—	—	(1,532)
Intercompany financing and advances	546,910	(814,749)	267,839	—	—

Net cash (used in) provided by financing activities	(56,096)	(814,812)	401,060	—	(469,848)

Increase (decrease) in cash and cash equivalents	258,920	(23,997)	59,792	—	294,715
Cash and cash equivalents at beginning of period	866,367	67,438	32,748	—	966,553

Cash and cash equivalents at end of period	$1,125,287	$43,441	$92,540	$—	$1,261,268

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal Year Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Net income	$264,645	$301,315	$22,507	$(323,822)	$264,645
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(393,050)	1,445,536	(114,315)	323,822	1,261,993

Net cash (used in) provided by operating activities	(128,405)	1,746,851	(91,808)	—	1,526,638

Capital expenditures	—	(203,028)	(348)	—	(203,376)
Cost of acquired companies, net of cash acquired	—	(4,404)	—	—	(4,404)
Proceeds from sales of property and equipment	—	4,219	—	—	4,219
Proceeds from sale-leaseback transactions	—	36,696	—	—	36,696
Proceeds from sales of discontinued operations	—	14,560	—	—	14,560
Purchases of investment securities available-for-sale	(697,105)	—	—	—	(697,105)
Proceeds from sale of investment securities available-for-sale	347,975	—	—	—	347,975

Net cash used in investing activities	(349,130)	(151,957)	(348)	—	(501,435)

Long-term debt borrowings	895,500	—	—	—	895,500
Long-term debt repayments	(1,180,000)	(2,339)	—	—	(1,182,339)
Purchase of Common Stock	(786,192)	—	—	—	(786,192)
Deferred financing costs and other	(16,685)	(1,334)	(840)	—	(18,859)
Exercise of stock options	174,060	—	—	—	174,060
Cash dividends on Common Stock	(10,598)	—	—	—	(10,598)
Common Stock purchases for employee stock purchase plan	(1,565)	—	—	—	(1,565)
Intercompany financing and advances	1,514,637	(1,605,957)	91,320	—	—

Net cash provided by (used in) financing activities	589,157	(1,609,630)	90,480	—	(929,993)

Increase (decrease) in cash and cash equivalents	111,622	(14,736)	(1,676)	—	95,210
Cash and cash equivalents at beginning of year	754,745	82,174	34,424	—	871,343

Cash and cash equivalents at end of year	$866,367	$67,438	$32,748	$—	$966,553

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 30, 2007 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

AmerisourceBergen’s management assessed the effectiveness of AmerisourceBergen’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that AmerisourceBergen’s internal control over financial reporting was effective as of September 30, 2007. AmerisourceBergen’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen’s internal control over financial reporting. This report is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerisourceBergen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 and our report dated November 28, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

November 28, 2007

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2008 annual meeting of stockholders (the “2008 Proxy Statement”) including information under “Election of Directors,” “Additional Information about the Directors, the Board and the Board Committees,” “Codes of Ethics,” “Audit Matters,” and “Section 16 (a) Beneficial Reporting Compliance,” is incorporated herein by reference. The Company will file the 2008 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

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

As required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Company’s President and Chief Executive Officer, R. David Yost, certified to the NYSE within 30 days after the Company’s 2007 Annual Meeting of Stockholders that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 11.    EXECUTIVE COMPENSATION

Information contained in the 2008 Proxy Statement, including information appearing under “Additional Information about the Directors, the Board and the Board Committees,” “Compensation Committee Matters” and “Executive Compensation” in the 2008 Proxy Statement, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the 2008 Proxy Statement, including information appearing under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2008 Proxy Statement, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information contained in the 2008 Proxy Statement, including information appearing under “Additional Information about the Directors, the Board, and the Board Committees,” “Corporate Governance,” “Employment Agreements,” and “Certain Transactions” in the 2008 Proxy Statement, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained in the 2008 Proxy Statement, including information appearing under “Audit Matters” in the 2008 Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(a) (3) List of Exhibits.*

Exhibit Number	Description
2	Agreement and Plan of Merger dated as of March 16, 2001 by and among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-71942 on Form S-4, dated October 19, 2001).

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-132017, filed February 23, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on November 13, 2007).

4.1	Rights Agreement, dated as of August 27, 2001, between the Registrant and Mellon Investor Service LLC (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, filed August 29, 2001).

4.2	Grant of Registration Rights by the Registrant to US Bioservices Corporation stockholders, dated December 13, 2002 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-102090, filed December 20, 2002).

4.3	Registration Rights Agreement, dated as of May 21, 2003, by and among the Registrant, the stockholders of Anderson Packaging, Inc. and John R. Anderson (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-105743, filed May 30, 2003).

4.4	Purchase Agreement, dated September 8, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, Lehman Brothers Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., Wachovia Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.5	Indenture, dated as of September 14, 2005, among the Registrant, certain of the Registrant’s subsidiaries as guarantors thereto and J.P. Morgan Trust Company, National Association, as trustee, related to the Registrant’s 5 5/8% Senior Notes due 2012 and 5 7 /8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.6	Form of 5 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.7	Form of 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.8	Exchange and Registration Rights Agreement, dated September 14, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, and Lehman Brothers Inc. on behalf of the Initial Purchasers under the Purchase Agreement dated September 8, 2005 (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

‡10.1	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

‡10.2	AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

Exhibit Number	Description
‡10.3	AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

‡10.4	AmeriSource Health Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix D to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

‡10.5	AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

‡10.6	AmeriSource Health Corporation 1999 Stock Option Plan (incorporated by reference to Appendix B to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

‡10.7	AmeriSource Health Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

‡10.8	AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

‡10.9	Bergen Brunswig Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan, as of February 13, 2001 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Bergen Brunswig Corporation for the fiscal quarter ended March 31, 2001).

‡10.10	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan (incorporated by reference to Annex F to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

‡10.11	Bergen Brunswig Corporation 1999 Deferred Compensation Plan (incorporated by reference to Annex G to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

‡10.12	Form of the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-631 on Form S-3 of Bergen Brunswig Corporation and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively).

‡10.13	Amendment No. 1 to the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1996).

‡10.14	Form of Bergen Brunswig Corporation Officers’ Employment Agreement and Schedule (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

‡10.15	Form of Bergen Brunswig Corporation Officers’ Severance Agreement and Schedule (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

‡10.16	Bergen Brunswig Corporation 1999 Non-Employee Directors’ Stock Plan (incorporated by reference to Annex E to Joint Proxy Statement/Prospectus dated March 16, 1999 of Bergen Brunswig Corporation).

‡10.17	Registrant’s 2001 Non-Employee Directors’ Stock Option Plan, as amended and restated November 9, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

Exhibit Number	Description
‡10.18	Registrant’s 2001 Restricted Stock Plan dated as of September 11, 2001, as amended and restated effective July 30, 2003 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
‡10.19	AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated as of November 1, 2002 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-101042, filed November 6, 2002).

‡10.20	AmerisourceBergen Corporation Executive Retirement Plan, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

‡10.21	Registrant’s 2002 Employee Stock Purchase Plan dated as of January 18, 2002 (incorporated by reference to Appendix B to Registrant’s Proxy Statement dated January 22, 2002 for the Annual Meeting of Stockholders held on February 27, 2002).

‡10.22	Registrant’s 2002 Management Stock Incentive Plan dated as of April 24, 2002, as amended and restated effective February 9, 2006 (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on February 9, 2006).

‡10.23	Employment Agreement, effective October 1, 2003, between the Registrant and R. David Yost (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.24	Employment Agreement, effective October 1, 2003, between the Registrant and Kurt J. Hilzinger (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.25	Employment Agreement, effective October 1, 2003, between the Registrant and Michael D. DiCandilo (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.26	Employment Agreement, effective October 1, 2003, between the Registrant and Terrance P. Haas (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.27	Letter Agreement dated July 27, 2001 among the Registrant, Bergen Brunswig Corporation and Steven H. Collis, amending form of Bergen Brunswig Corporation Officers’ Employment Agreement and Severance Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.28	Employment Agreement, effective February 19, 2004, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

10.29	Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.30	Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

Exhibit Number	Description
10.31	Performance Undertaking, dated July 10, 2003, executed by the Registrant, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.32	Intercreditor Agreement, dated July 10, 2003, executed by Wachovia Bank, National Association, as administrator under the Receivables Purchase Agreement and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent under the Credit Agreement (incorporated by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.33	First Amendment dated as of December 12, 2003 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

10.34	Second Amendment dated as of July 8, 2004 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

10.35	Credit Agreement dated as of April 21, 2005 between J.M. Blanco, Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.36	Third Amendment dated as of December 2, 2004 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.37	Fourth Amendment dated as of October 31, 2005 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.38	Credit Agreement, dated as of November 14, 2006, among Registrant, JP Morgan Chase Bank, N.A., J. P. Morgan Europe Limited, The Bank of Nova Scotia and the other financial institutions party thereto (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.39	Fifth Amendment, dated as of November 14, 2006, to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Adminstrator, and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.40	Master Transaction Agreement, dated as of October 25, 2006, among the Registrant, Pharmerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report for the fiscal year ended September 30, 2006).

Exhibit Number	Description
10.41	Amendment No. 1 to the Master Transaction Agreement, dated as of June 4, 2007, among the Registrant, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007).

10.42	Sixth Amendment, dated as of June 14, 2007, to the Receivables Purchase Agreement among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association as Administrator, and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended June 30, 2007).

14	AmerisourceBergen Corporation Code of Ethics for Designated Senior Officers (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

‡	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

Date: November 28, 2007	By:	/s/ R. DAVID YOST
R. David Yost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 28, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ R. DAVID YOST R. David Yost	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL D. DICANDILO Michael D. DiCandilo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ TIM G. GUTTMAN Tim G. Guttman	Vice President, Corporate Controller

/s/ RICHARD C. GOZON Richard C. Gozon	Director and Chairman

/s/ RODNEY H. BRADY Rodney H. Brady	Director

/s/ CHARLES H. COTROS Charles H. Cotros	Director

/s/ EDWARD E. HAGENLOCKER Edward E. Hagenlocker	Director

/s/ JANE E. HENNEY, M.D. Jane E. Henney, M.D.	Director

/s/ MICHAEL J. LONG Michael J. Long	Director

/s/ HENRY W. MCGEE Henry W. McGee	Director

/s/ J. LAWRENCE WILSON J. Lawrence Wilson	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts(2)	Deductions- Describe(3)(4)	Balance at End of Period
Year Ended September 30, 2007
Allowance for doubtful accounts	$130,859	$51,015	$425	$(64,059)	$118,240

Year Ended September 30, 2006
Allowance for doubtful accounts	$140,136	$36,307	$241	$(45,825)	$130,859

Year Ended September 30, 2005
Allowance for doubtful accounts	$147,564	$33,379	$—	$(40,807)	$140,136

(1)	Represents the provision for doubtful accounts.

(2)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)	Represents accounts written off during year, net of recoveries.

(4)	Of the total $64.1 million reduction in fiscal 2007, $26.9 million related to the Long-Term Care divestiture.

S-1