Form 10-Q
period 2007-12-31
AMERISOURCEBERGEN CORP
filed 2008-02-08
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2008 was 162,606,045.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$524,139	$640,204
Short-term investment securities available-for-sale	—	467,419
Accounts receivable, less allowances for returns and doubtful accounts: $404,650 at December 31, 2007 and $393,663 at September 30, 2007	3,461,562	3,472,358
Merchandise inventories	4,822,362	4,101,502
Prepaid expenses and other	30,773	32,817

Total current assets	8,838,836	8,714,300

Property and equipment, at cost:
Land	35,778	35,793
Buildings and improvements	253,832	243,481
Machinery, equipment and other	537,790	512,188

Total property and equipment	827,400	791,462
Less accumulated depreciation	303,653	284,478

Property and equipment, net	523,747	506,984

Other assets:
Goodwill	2,779,504	2,611,055
Intangibles, deferred charges and other	469,670	477,725

Total other assets	3,249,174	3,088,780

TOTAL ASSETS	$12,611,757	$12,310,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,414,854	$6,988,782
Accrued expenses and other	332,737	338,559
Current portion of long-term debt	1,487	476
Accrued income taxes	54,807	32,099
Deferred income taxes	507,626	497,120

Total current liabilities	8,311,511	7,857,036

Long-term debt, net of current portion	1,250,284	1,227,298
Other liabilities	164,780	126,010
Stockholders’ equity:
Common stock, $ 0.01 par value—authorized: 600,000,000 shares; issued and outstanding: 238,055,601 shares and 162,532,931 shares at December 31, 2007, respectively, and 237,926,795 shares and 169,476,139 shares at September 30, 2007, respectively	2,381	2,379
Additional paid-in capital	3,595,051	3,583,387
Retained earnings	2,374,515	2,286,489
Accumulated other comprehensive loss	(8,035)	(5,247)
Treasury stock, at cost: 75,522,670 shares at December 31, 2007 and 68,450,656 shares at September 30, 2007	(3,078,730)	(2,767,288)

Total stockholders’ equity	2,885,182	3,099,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,611,757	$12,310,064

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2007	2006
Operating revenue	$16,239,427	$15,696,539
Bulk deliveries to customer warehouses	1,133,488	1,028,854

Total revenue	17,372,915	16,725,393
Cost of goods sold	16,865,455	16,130,750

Gross profit	507,460	594,643
Operating expenses:
Distribution, selling and administrative	289,940	356,961
Depreciation	17,375	17,799
Amortization	4,978	5,001
Facility consolidations, employee severance and other	177	6,023

Operating income	194,990	208,859
Other loss	737	66
Interest expense, net	16,424	8,143

Income before income taxes	177,829	200,650
Income taxes	68,009	78,463

Net income	$109,820	$122,187

Earnings per share:
Basic	$0.67	$0.64

Diluted	$0.66	$0.63

Weighted average common shares outstanding:
Basic	164,905	192,391
Diluted	167,062	194,970

Cash dividends declared per share of common stock	$0.075	$0.05

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31,
(in thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$109,820	$122,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	19,746	19,634
Amortization, including amounts charged to interest expense	5,811	7,141
Provision for doubtful accounts	4,710	7,939
(Benefit from) provision for deferred income taxes	(13,495)	17,193
Share-based compensation	7,417	4,888
Other loss	737	66
Loss (gain) on disposal of property and equipment	8	(278)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	111,852	2,954
Merchandise inventories	(609,876)	(205,735)
Prepaid expenses and other assets	3,682	(2,951)
Accounts payable, accrued expenses and income taxes	256,345	312,821
Other	2,213	2,012

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(101,030)	287,871

INVESTING ACTIVITIES
Capital expenditures	(26,931)	(28,135)
Cost of acquired companies, net of cash acquired	(162,506)	(143,543)
Proceeds from sales of property and equipment	20	1,980
Purchases of investment securities available-for-sale	(909,105)	(1,453,403)
Proceeds from sale of investment securities available-for-sale	1,376,524	1,075,590

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	278,002	(547,511)

FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	1,437,954	325,603
Repayments under revolving and securitization credit facilities	(1,411,148)	(203,787)
Deferred financing costs and other	(152)	(1,605)
Purchases of common stock	(311,442)	(325,632)
Exercise of stock options, including excess tax benefits of $600 and $1,954 in fiscal 2008 and 2007, respectively	4,249	11,841
Cash dividends on common stock	(12,498)	(9,659)

NET CASH USED IN FINANCING ACTIVITIES	(293,037)	(203,239)

DECREASE IN CASH AND CASH EQUIVALENTS	(116,065)	(462,879)
Cash and cash equivalents at beginning of period	640,204	1,261,268

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$524,139	$798,389

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the interim periods ended December 31, 2007 and 2006 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

On July 31, 2007, the Company completed the spin-off of its PharMerica Long-Term Care business (“Long-Term Care”). Beginning August 1, 2007, the operating results of Long-Term Care are no longer included in the operating results of the Company. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of Long-Term Care are not reported as a discontinued operation of the Company because of the significance of the continuing cash flows resulting from the pharmaceutical distribution agreement entered into between the disposed component and the Company. Accordingly, for periods prior to August 1, 2007, the Company’s operating results include Long-Term Care. The Pharmaceutical Distribution segment’s sales to Long-Term Care in the three months ended December 31, 2006 were $217.2 million and were eliminated in consolidation in the Company’s historical operating results.

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective October 1, 2007, the Company adopted the provisions of FIN No. 48. Refer to Note 3 for additional information regarding the Company’s adoption of FIN No. 48.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize changes in fair value in its earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal 2009 although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the goodwill acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of adopting this standard.

Note 2. Acquisitions

On October 1, 2007, the Company acquired Bellco Health (“Bellco”) for a purchase price of $162.5 million, net of $20.7 million of cash acquired. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expands the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion for its fiscal year ended June 30, 2007. The excess purchase price over the fair values of the underlying tangible assets acquired and liabilities assumed has been recorded as goodwill. The Company is currently working with a third-party appraisal firm to assist management in determining the fair values of the intangible assets acquired. The fair values of the significant tangible assets acquired and liabilities assumed were as follows: accounts receivable of $112 million, merchandise inventories of $106 million, and accounts payable and accrued expenses of $237 million.

Had the acquisition of Bellco been completed as of October 1, 2006, operating revenue, net income, and diluted earnings per share for the three months ended December 31, 2006 would not have been materially different than the amounts recorded.

Note 3. Income	Taxes

Effective October 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of that position. FIN No. 48 also provides guidance, among other things, on the measurement of the income tax benefit associated with uncertain tax positions, de-recognition, classification, interest and penalties and financial statement disclosures. The cumulative effect of adoption of this interpretation resulted in a $9.3 million reduction to retained earnings.

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2004 and subsequent years remain

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS is not currently examining any of the Company’s tax returns. In Canada, the Company is currently under examination for fiscal years 2005 and 2006.

As of October 1, 2007, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $58.5 million, ($41.8 million net of federal benefit). Included in this amount is $18.5 million of interest and penalties which the Company continues to record in income tax expense. If recognized, net of federal benefit, $39.9 million of the Company’s unrecognized tax benefit would reduce income tax expense and the effective tax rate. Also, if recognized, net of federal benefit, $1.9 million of the Company’s unrecognized tax benefit would result in a decrease to goodwill.

During the three months ended December 31, 2007, there was a reduction in unrecognized tax benefits of $4.1 million, primarily due to the settlement of state tax issues. During the next 12 months, it is reasonably possible that state tax audit resolutions could result in a reduction of unrecognized tax benefits of $4.9 million.

Note 4. Goodwill	and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2007 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2007	$2,411,949	$199,106	$2,611,055
Goodwill recognized in connection with acquisitions (see Note 2)	170,293	—	170,293
Foreign currency translation	(1,844)	—	(1,844)

Goodwill at December 31, 2007	$2,580,398	$199,106	$2,779,504

Following is a summary of other intangible assets (in thousands):

	December 31, 2007			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles—trade names	$261,078	$—	$261,078	$261,337	$—	$261,337
Finite-lived intangibles:
Customer relationships	101,935	(36,727)	65,208	109,046	(40,566)	68,480
Other	29,154	(16,988)	12,166	31,825	(19,470)	12,355

Total other intangible assets	$392,167	$(53,715)	$338,452	$402,208	$(60,036)	$342,172

Amortization expense for other intangible assets was $5.0 million in the three months ended December 31, 2007 and 2006. Amortization expense for other intangible assets is estimated to be $15.8 million in fiscal 2008, $13.7 million in fiscal 2009, $13.0 million in fiscal 2010, $12.0 million in fiscal 2011, $10.6 million in fiscal 2012, and $17.3 million thereafter. These estimates of future amortization expense do not include the potential impacts of amortizable intangible assets of Bellco, which the Company is currently in the process of valuing with the assistance of a third-party appraisal firm.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5. Debt

Debt consisted of the following (in thousands):

	December 31, 2007	September 30, 2007
Blanco revolving credit facility at 5.39% and 6.07%, respectively, due 2008	$55,000	$55,000
Multi-currency revolving credit facility at 5.71% and 5.61%, respectively, due 2011	297,736	274,716
$400,000, 5 5/8% senior notes due 2012	398,563	398,500
$500,000, 5 7/8% senior notes due 2015	497,945	497,896
Other	2,527	1,662

Total debt	1,251,771	1,227,774
Less current portion	1,487	476

Total, net of current portion	$1,250,284	$1,227,298

The Company has a $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2007). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (12.5 basis points at December 31, 2007). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In November 2006, the Company amended its receivables securitization facility such that the amount to be made available to the Company was reduced from $700 million to $500 million and the expiration date was extended to November 2009. The Company has available to it an accordion feature, whereby the commitment may be increased to $750 million for seasonal needs during the December and March calendar quarters. In January 2008, the Company exercised the accordion feature to increase the commitment to its receivables securitization facility to $750 million. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee are 35 basis points and 12.5 basis points, respectively, as of December 31, 2007.

The Blanco revolving credit facility (“Blanco Credit Facility”) is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at December 31, 2007 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (50 basis points over LIBOR at December 31, 2007). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (12.5 basis points at December 31, 2007).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In January 2008, the Company’s debt rating was raised by one of the rating agencies. In accordance with the terms of the Multi-Currency Revolving Credit Facility and the Blanco Credit Facility, interest on borrowings will accrue at lower rates, reducing the LIBOR spread on both facilities from 50 basis points to 40 basis points, and reducing the facility fee for both facilities from 12.5 basis points to 10 basis points. In addition, the increase in the Company’s debt rating will result in a reduction of the program fee under the receivables securitization facility from 35 basis points to 32.5 basis points.

Note 6. Stockholders’	Equity and Earnings Per Share

The following table illustrates comprehensive income for the three months ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Net income	$109,820	$122,187
Foreign currency translation adjustments and other	(2,788)	(1,068)

Comprehensive income	$107,032	$121,119

In November 2007, the Company’s board of directors increased the quarterly dividend by 50% and declared a dividend of $0.075 per share.

In May 2007, the Company’s board of directors authorized the Company to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. During the three months ended December 31, 2007, the Company purchased 7.1 million shares of its common stock under this program for a total of $311.4 million. As of December 31, 2007, the Company had $386.1 million of availability remaining under the share repurchase program.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options and restricted stock.

	Three months ended December 31,
(in thousands)	2007	2006
Weighted average common shares outstanding—basic	164,905	192,391
Effect of dilutive securities—stock options and restricted stock	2,157	2,579

Weighted average common shares outstanding—diluted	167,062	194,970

Note 7. Facility	Consolidations, Employee Severance and Other

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance, and other for the three months ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Facility consolidations and employee severance	$(758)	$1,927
Information technology transition costs	—	481
Costs related to business divestitures	935	3,615

Total facility consolidations, employee severance and other	$177	$6,023

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In January 2008, the Company announced its intention to divest its workers’ compensation business, PMSI (see Note 11). During the three months ended December 31, 2007, the Company began to incur costs, primarily professional fees, relating to this planned divestiture. During the three months ended December 31, 2006, the Company incurred costs relating to the Long-Term Care spin-off.

During the three months ended December 31, 2007, the Company reversed $0.9 million of employee severance charges previously estimated and recorded. Most employees receive their severance benefits over a period, generally not in excess of 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2007 to December 31, 2007 (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2007	$10,997	$4,865	$15,862
Expense recorded during the period	(853)	1,030	177
Payments made during the period	(67)	(327)	(394)

Balance as of December 31, 2007	$10,077	$5,568	$15,645

The employee severance balance set forth in the above table as of December 31, 2007 primarily consists of an accrual for the Bergen Brunswig Matter as described in Note 8 below. The lease cancellation costs and other balance set forth in the above table as of December 31, 2007 primarily consists of an accrual for information technology transition costs payable to IBM Global Services.

Note 8. Legal	Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including the matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

New York Attorney General Subpoena

In April 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchased pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. After receiving the subpoena, the Company engaged in discussions with the NYAG, initially to clarify the scope of the subpoena and subsequently to provide background information requested by the NYAG. The Company has produced responsive information and documents and will continue to cooperate with the NYAG. Late in fiscal year 2007, the Company received a communication

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

from the NYAG detailing potential theories of liability. Subsequently, the Company met with the NYAG to discuss this matter and has communicated the Company’s position on this matter to the NYAG. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this matter.

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. Subsequent to the Court’s ruling, the Company had continued to accrue interest on the amount awarded to the executive by the Court. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company appealed the ruling of the Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District made certain rulings, and reversed certain portions of the July 2006 decision of the Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The Company continues to accrue interest on the remaining liability to the executive, pending the final resolution of this matter. The former executive filed a petition with the Supreme Court of California for review of the October 12, 2007 appellate decision. The Supreme Court of California denied the petition on January 23, 2008.

Bridge Medical Matter

In March 2004, the former stockholders of Bridge Medical, Inc. (“Bridge”) commenced an action against the Company in the Court of Chancery of the State of Delaware claiming that they were entitled to payment of certain contingent purchase price amounts that were provided under the terms of an agreement under which the Company acquired Bridge in January 2003. In July 2005, the Company sold substantially all of the assets of Bridge. The contingent purchase price amounts at issue were conditioned upon the achievement by Bridge of certain earnings levels in calendar 2003 and calendar 2004 (collectively, the “Earnout Period”). The maximum amount that was payable in respect of calendar 2003 was $21 million and the maximum amount that was payable in respect of calendar 2004 was $34 million. The former stockholders of Bridge alleged (i) that the Company did not properly adhere to the terms of the acquisition agreement in calculating that no contingent purchase price amounts were due and (ii) that the Company breached certain obligations to assist the Bridge sales force and promote the Bridge bedside point-of-care patient safety product during the Earnout Period and that such breaches

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

prevented Bridge from obtaining business that Bridge otherwise would have obtained. The trial of this case and post-trial briefing were completed during May and June 2007. In September 2007, the Delaware Court of Chancery ruled that the former stockholders of Bridge were entitled to a payment of $21 million for earnout amounts, plus prejudgment interest in the amount of $5.9 million. As a result of the court’s decision, the Company recorded a charge of $24.6 million, net of income taxes, in the fiscal year ended September 30, 2007. The Company expects to receive a tax benefit only with respect to interest incurred in this matter. The Company believes the decision of the Delaware Court of Chancery was in error and is appealing the court’s decision. The Company cannot predict the outcome of this case at this time.

MBL Matter

In May 2007, ASD Specialty Healthcare, Inc. (“ASD”), a wholly-owned subsidiary of the Company, filed a lawsuit against Massachusetts Biologic Laboratories (“MBL”) in the 44th Judicial District Court of Dallas County, Texas. ASD alleged that MBL committed fraud by making misrepresentations to ASD in connection with the execution of a contract with ASD for the distribution of 5 million doses of tetanus diphtheria (“TD”) vaccines. Later that month, MBL sued ASD in the Superior Court of Suffolk County, Massachusetts, asserting breach of contract, unfair and deceptive trade practices, and other claims. MBL requested declaratory judgment, actual and consequential damages in an undetermined amount, and treble damages. ASD filed counterclaims against MBL in the Massachusetts action for breach of contract, fraudulent and negligent misrepresentation, unfair trade practices, and other claims. The Texas lawsuit was dismissed in favor of the parties’ proceeding in Massachusetts, but ASD filed a motion for reconsideration of the dismissal.

In the fourth quarter of fiscal 2007, the Company recorded a $27.8 million write-down to estimated net realizable value for the TD vaccines, which remained unsold as of September 30, 2007. ASD and MBL participated in a mediation of their dispute and, in January 2008, signed a binding term sheet evidencing their agreement to settle all litigation between them. As a result of the settlement, the Company does not expect to incur any further charges related to this matter.

Note 9. Litigation	Settlements

Antitrust Settlements

During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the three months ended December 31, 2007 and 2006, the Company recognized gains of $1.6 million and $1.9 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Other Settlement

During the three months ended December 31, 2007, the Company recognized a $10.0 million gain as a reduction to cost of goods sold in the Company’s consolidated statement of operations resulting from a favorable litigation settlement with a major competitor related to sales activities involving an independent retail group purchasing organization.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10. Business	Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and Other. The Pharmaceutical Distribution reportable segment is currently comprised of four operating segments, which include the operations of ABDC, the AmerisourceBergen Specialty Group (“ABSG”), Bellco, and the AmerisourceBergen Packaging Group (“ABPG”). The Company is currently in the process of integrating Bellco’s separate operations within ABDC and ABSG. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and PMSI. Subsequent to July 31, 2007, the Other reportable segment only includes the operating results of PMSI.

The following tables illustrate reportable segment information for the three months ended December 31, 2007 and 2006 (in thousands):

	Revenue
Three months ended December 31,	2007	2006
Pharmaceutical Distribution	$16,145,895	$15,493,123
Other	108,641	435,885
Intersegment eliminations	(15,109)	(232,469)

Operating revenue	16,239,427	15,696,539
Bulk deliveries to customer warehouses	1,133,488	1,028,854

Total revenue	$17,372,915	$16,725,393

Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other Segment. ABDC is the principal supplier of pharmaceuticals to the Other Segment.

	Operating Income
Three months ended December 31,	2007	2006
Pharmaceutical Distribution	$192,018	$194,133
Other	1,564	18,859
Facility consolidations, employee severance and other	(177)	(6,023)
Gain on antitrust litigation settlements	1,585	1,890

Operating income	194,990	208,859
Other loss	737	66
Interest expense, net	16,424	8,143

Income before income taxes	$177,829	$200,650

Segment operating income is evaluated before other loss; interest expense, net; facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses are allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11. Subsequent	Event

In January 2008, the Company announced its intention to divest its workers’ compensation business, PMSI. The Company, with the assistance of an investment banker, has solicited potential buyers and is currently reviewing bids for the business. The Company is currently evaluating whether it will report PMSI as a discontinued operation in its quarter ending March 31, 2008.

The following table summarizes the assets and liabilities of PMSI as of December 31, 2007 (in thousands):

Assets:
Accounts receivable, net	$51,816
Other current assets	6,888
Property and equipment, net	12,765
Intangibles, including goodwill	209,522
Other assets	3,914
Liabilities:
Accounts payable and accrued expenses	(24,733)
Other liabilities	(499)

Net assets	$259,673

Note 12. Selected	Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8 % senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings, and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2007 and September 30, 2007, statements of operations for the three months ended December 31, 2007 and 2006, and statements of cash flows for the three months ended December 31, 2007 and 2006.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$332,317	$99,835	$91,987	$—	$524,139
Accounts receivable, net	247	1,090,811	2,370,504	—	3,461,562
Merchandise inventories	—	4,627,839	194,523	—	4,822,362
Prepaid expenses and other	79	28,642	2,052	—	30,773

Total current assets	332,643	5,847,127	2,659,066	—	8,838,836
Property and equipment, net	—	498,784	24,963	—	523,747
Goodwill	—	2,653,370	126,134	—	2,779,504
Intangibles, deferred charges and other	14,287	427,998	27,385	—	469,670
Intercompany investments and advances	3,155,503	3,298,329	(2,096,197)	(4,357,635)	—

Total assets	$3,502,433	$12,725,608	$741,351	$(4,357,635)	$12,611,757

Current liabilities:
Accounts payable	$—	$7,213,992	$200,862	$—	$7,414,854
Accrued expenses and other	(279,257)	657,130	9,671	—	387,544
Current portion of long-term debt	—	—	1,487	—	1,487
Deferred income taxes	—	507,626	—	—	507,626

Total current liabilities	(279,257)	8,378,748	212,020	—	8,311,511
Long-term debt, net of current portion	896,508	55,225	298,551	—	1,250,284
Other liabilities	—	157,256	7,524	—	164,780
Total stockholders’ equity	2,885,182	4,134,379	223,256	(4,357,635)	2,885,182

Total liabilities and stockholders’ equity	$3,502,433	$12,725,608	$741,351	$(4,357,635)	$12,611,757

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2007
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$15,763,642	$475,785	$—	$16,239,427
Bulk deliveries to customer warehouses	—	1,133,485	3	—	1,133,488

Total revenue	—	16,897,127	475,788	—	17,372,915
Cost of goods sold	—	16,411,846	453,609	—	16,865,455

Gross profit	—	485,281	22,179	—	507,460
Operating expenses:
Distribution, selling and administrative	—	300,451	(10,511)	—	289,940
Depreciation	—	16,652	723	—	17,375
Amortization	—	4,082	896	—	4,978
Facility consolidations, employee severance and other	—	177	—	—	177

Operating income	—	163,919	31,071	—	194,990
Other loss (income)	—	744	(7)	—	737
Interest expense (income), net	34,789	(51,486)	33,121	—	16,424

(Loss) income before income taxes and equity in earnings of subsidiaries	(34,789)	214,661	(2,043)	—	177,829
Income taxes	(12,176)	80,818	(633)	—	68,009
Equity in earnings of subsidiaries	132,433	—	—	(132,433)	—

Net income (loss)	$109,820	$133,843	$(1,410)	$(132,433)	$109,820

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$109,820	$133,843	$(1,410)	$(132,433)	$109,820
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(130,750)	(129,370)	(83,163)	132,433	(210,850)

Net cash (used in) provided by operating activities	(20,930)	4,473	(84,573)	—	(101,030)

Capital expenditures	—	(25,486)	(1,445)	—	(26,931)
Cost of acquired companies, net of cash acquired	—	(162,506)	—	—	(162,506)
Proceeds from the sale of property and equipment	—	10	10	—	20
Purchases of investment securities available-for-sale	(909,105)	—	—	—	(909,105)
Proceeds from sale of investment securities available-for-sale	1,376,524	—	—	—	1,376,524

Net cash provided by (used in) investing activities	467,419	(187,982)	(1,435)	—	278,002

Borrowings under revolving and securitization credit facilities	229,000	—	1,208,954	—	1,437,954
Repayments under revolving and securitization credit facilities	(229,000)	—	(1,182,148)		(1,411,148)
Deferred financing costs and other	—	(152)	—	—	(152)
Purchases of common stock	(311,442)	—	—	—	(311,442)
Exercise of stock options, including excess tax benefit	4,249	—	—	—	4,249
Cash dividends on common stock	(12,498)	—	—	—	(12,498)
Intercompany financing and advances	(294,727)	225,237	69,490	—	—

Net cash (used in) provided by financing activities	(614,418)	225,085	96,296	—	(293,037)

(Decrease) increase in cash and cash equivalents	(167,929)	41,576	10,288	—	(116,065)
Cash and cash equivalents at beginning of period	500,246	58,259	81,699	—	640,204

Cash and cash equivalents at end of period	$332,317	$99,835	$91,987	$—	$524,139

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2006
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$122,187	$132,094	$(1,266)	$(130,828)	$122,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(117,770)	145,918	6,708	130,828	165,684

Net cash provided by operating activities	4,417	278,012	5,442	—	287,871

Capital expenditures	—	(27,131)	(1,004)	—	(28,135)
Cost of acquired companies, net of cash acquired	—	(131,030)	(12,513)	—	(143,543)
Proceeds from the sale of property and equipment	—	1,978	2	—	1,980
Purchases of investment securities available-for-sale	(1,453,403)	—	—	—	(1,453,403)
Proceeds from sale of investment securities available-for-sale	1,075,590	—	—	—	1,075,590

Net cash used in investing activities	(377,813)	(156,183)	(13,515)	—	(547,511)

Borrowings under revolving credit facilities	—	—	325,603	—	325,603
Repayments under revolving credit facilities	—	—	(203,787)	—	(203,787)
Deferred financing costs and other	(1,027)	(453)	(125)	—	(1,605)
Purchases of common stock	(325,632)	—	—	—	(325,632)
Exercise of stock options, including excess tax benefit	11,841	—	—	—	11,841
Cash dividends on common stock	(9,659)	—	—	—	(9,659)
Intercompany financing and advances	164,483	(64,883)	(99,600)	—	—

Net cash (used in) provided by financing activities	(159,994)	(65,336)	22,091	—	(203,239)

(Decrease) increase in cash and cash equivalents	(533,390)	56,493	14,018	—	(462,879)
Cash and cash equivalents at beginning of period	1,125,287	43,441	92,540	—	1,261,268

Cash and cash equivalents at end of period	$591,897	$99,934	$106,558	$—	$798,389

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in AmerisourceBergen Corporation’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The Company is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician, and manufacturer customers, which are based primarily in the United States and Canada. The Company also provides pharmaceuticals to workers’ compensation patients and related services to insurance payors. The Company is organized based upon the products and services it provides to its customers. Substantially all of the Company’s operations are located in the United States and Canada. The Company also has a packaging operation in the United Kingdom.

On July 31, 2007, the Company completed the spin-off of its institutional pharmacy business, PharMerica Long-Term Care (“Long-Term Care”). In connection with the spin-off, the Company continues to distribute pharmaceuticals to and generate cash flows from the disposed institutional pharmacy business. The historical operating results of Long-Term Care were not reported as a discontinued operation of the Company because of the significance of the continuing cash flows resulting from the pharmaceutical distribution agreement entered into between the disposed component and the Company. Accordingly, for periods prior to August 1, 2007, the Company’s operating results include Long-Term Care.

Acquisition

On October 1, 2007, the Company acquired Bellco Health (“Bellco”), for a purchase price of $162.5 million, net of $20.7 million of cash acquired. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expands the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion for its fiscal year ended June 30, 2007.

Planned Divestiture

In January 2008, the Company announced its intention to divest its workers’ compensation business, PMSI. The Company, with the assistance of an investment banker, has solicited potential buyers and is currently reviewing bids for the business. The Company is currently evaluating whether it will report PMSI as a discontinued operation in its quarter ending March 31, 2008.

The following table summarizes the assets and liabilities of PMSI as of December 31, 2007 (in thousands):

Assets:
Accounts receivable, net	$51,816
Other current assets	6,888
Property and equipment, net	12,765
Intangibles, including goodwill	209,522
Other assets	3,914
Liabilities:
Accounts payable and accrued expenses	(24,733)
Other liabilities	(499)

Net assets	$259,673

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Reportable Segments

The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and Other. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and PMSI.

Pharmaceutical Distribution

The Pharmaceutical Distribution reportable segment is currently comprised of four operating segments, which include the operations of the AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), Bellco, and the AmerisourceBergen Packaging Group (“ABPG”). Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes. The Company is currently in the process of integrating Bellco’s separate operations within ABDC and ABSG.

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, alternate site facilities, and other customers. ABDC also provides pharmacy management, consulting services and scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets, and supply management software to a variety of retail and institutional healthcare providers.

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

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”) and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers.

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

PMSI provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, and provides pharmaceutical claims administration services for payors. PMSI services include home delivery of prescription drugs, medical supplies, and equipment and an array of computer software solutions to reduce the payors’ administrative costs. The October 2006 addition of PMSI MSA Services has given the PMSI business the ability to provide its customers with a fully integrated Medicare set-aside solution.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Operating Revenue Three Months Ended December 31,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$16,145,895	$15,493,123	4%
Other
Long–Term Care	—	317,955	n/m
PMSI	108,641	117,930	(8)

Total Other	108,641	435,885	(75)

Intersegment eliminations	(15,109)	(232,469)	n/m

Total	$16,239,427	$15,696,539	3%

	Operating Income Three Months Ended December 31,
(dollars in thousands)	2007	2006	Change
Pharmaceutical Distribution	$192,018	$194,133	(1)%
Other
Long–Term Care	—	9,083	n/m
PMSI	1,564	9,776	(84)

Total Other	1,564	18,859	(92)

Facility consolidations, employee severance and other	(177)	(6,023)	(97)
Gain on antitrust litigation settlements	1,585	1,890	(16)

Total	$194,990	$208,859	(7)%

Percentages of operating revenue:

Pharmaceutical Distribution
Gross profit	2.99%	3.03%
Operating expenses	1.80%	1.78%
Operating income	1.19%	1.25%
Other
Long-Term Care
Gross profit	n/a	29.63%
Operating expenses	n/a	26.78%
Operating income	n/a	2.86%
PMSI
Gross profit	21.40%	24.24%
Operating expenses	19.96%	15.95%
Operating income	1.44%	8.29%
Other
Gross profit	21.40%	28.17%
Operating expenses	19.96%	23.85%
Operating income	1.44%	4.33%
AmerisourceBergen Corporation
Gross profit	3.12%	3.79%
Operating expenses	1.92%	2.46%
Operating income	1.20%	1.33%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue of $16.2 billion for the quarter ended December 31, 2007, which excludes bulk deliveries, increased 3% from the prior year quarter. This increase was due to the Bellco acquisition and an increase in revenue in our ABDC operating segment, offset in part by a decline in revenue in our ABSG operating segment, and a decline in revenue in our Other reportable segment.

Bulk deliveries of $1.1 billion in the quarter ended December 31, 2007 increased 10% from the prior year quarter due to bulk deliveries made by ABSG. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on the Company’s cash flows due to favorable timing between the customer payments to the Company and payments by the Company to its suppliers.

Gross profit of $507.5 million in the quarter ended December 31, 2007 decreased 15% from the prior year quarter. This decrease was due to the decline in gross profit of the Other segment primarily resulting from the July 2007 divestiture of Long-Term Care. As previously mentioned, for periods prior to August 1, 2007, the Company’s operating results include Long-Term Care. The decline in the Other segment gross profit was partially offset by a 3% increase in gross profit in the Pharmaceutical Distribution segment primarily due to the acquisition of Bellco and a $10.0 million gain resulting from a favorable litigation settlement with a major competitor related to sales activities involving an independent retail group purchasing organization. During the quarters ended December 31, 2007 and 2006, the Company recognized gains of $1.6 million and $1.9 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains were recorded as reductions to cost of goods sold and contributed 0.3% of gross profit for the quarters ended December 31, 2007 and 2006. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2007 decreased 67 basis points from the prior year quarter primarily due to the decline in the Other segment.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $312.3 million in the quarter ended December 31, 2007 decreased 18% from the prior year quarter. This decrease was primarily related to a decline in the DSAD&A in the Other segment and was partially offset by operating expenses of our recent acquisitions, primarily those of Bellco.

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three months ended December 31, 2007 and 2006 (in thousands):

	Three months ended December 31,
	2007	2006
Facility consolidations and employee severance	$(758)	$1,927
Information technology transition costs	—	481
Costs related to business divestitures	935	3,615

Total facility consolidations, employee severance and other	$177	$6,023

During the quarter ended December 31, 2007, the Company began to incur costs, primarily professional fees, relating to its planned divestiture of PMSI. Additional costs are expected to be incurred during the sale process. During the quarter ended December 31, 2006, the Company incurred costs relating to the Long-Term Care spin-off.

During the quarter ended December 31, 2007, the Company reversed $0.9 million of employee severance charges previously estimated and recorded. The Company paid a total of $0.4 million and $5.5 million for employee severance, lease cancellation and other costs during the quarters ended December 31, 2007 and 2006,

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

respectively. Remaining unpaid amounts of $15.6 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying balance sheet at December 31, 2007. Most employees receive their severance benefits over a period, generally not in excess of 12 months, while others may receive a lump-sum payment.

Operating income of $195.0 million in the quarter ended December 31, 2007 decreased 7% from the prior year quarter primarily due to a decline in operating income in the Other segment. In the prior year quarter, Long-Term Care contributed $9.1 million to the Other segment’s operating income. Additionally, PMSI’s operating income in the quarter ended December 31, 2007 declined by $8.2 million from the prior year quarter. As a percentage of operating revenue, operating income in the quarter ended December 31, 2007 decreased 13 basis points from the prior year quarter. This decrease was due to declines in both segments. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other contributed $1.4 million to operating income in the quarter ended December 31, 2007 and contributed 1 basis point to operating income as a percentage of operating revenue. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements decreased operating income by $4.1 million in the prior year quarter and lowered operating income as a percentage of operating revenue by 3 basis points.

Interest expense, interest income, and their respective weighted-average interest rates in the quarters ended December 31, 2007 and 2006 were as follows (in thousands):

	2007		2006
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Interest expense	$20,245	5.73%	$19,600	5.69%
Interest income	(3,821)	4.45%	(11,457)	4.25%

Interest expense, net	$16,424		$8,143

Interest expense increased from the prior year quarter due to an increase of $112.2 million in average borrowings. Interest income decreased from the prior year quarter primarily due to a decline in average invested cash and short-term investments of $662.3 million. The decrease in invested cash and short-term investments from the prior year quarter was primarily due to the Company’s use of cash for share repurchases, acquisitions and capital expenditures exceeding its cash provided by operating activities since the prior year quarter. The Company’s net interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates and strategic decisions made by the Company to deploy its invested cash and short-term investments.

The Company adopted Financial Accounting Standards Board’s (“FASB’s”) Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” effective October 1, 2007. The adoption of the provisions of FIN No. 48 did not have a significant impact on the Company’s effective tax rate in the quarter ended December 31, 2007. The cumulative effect of adoption of this interpretation resulted in a $9.3 million reduction to retained earnings.

Income tax expense reflects an effective income tax rate of 38.2%, versus 39.1% in the prior year quarter. Expenses incurred during the prior year quarter relating to the Long-Term Care spin-off were generally non-deductible for tax purposes. As a result, the effective tax rate in the prior year quarter was higher. The Company currently expects to have an effective income tax rate slightly higher than 38% in fiscal 2008 in comparison to its effective tax rate of 37.1% in fiscal 2007. The Company expects to benefit less from tax-free investment income in the current fiscal year due to anticipated lower average invested cash balances.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net income of $109.8 million in the quarter ended December 31, 2007 decreased 10% from the prior year quarter due to the decline in operating income and the increase in interest expense, net. Diluted earnings per share of $0.66 in the quarter ended December 31, 2007 increased 5% from $0.63 in the prior year quarter. The difference between diluted earnings per share growth and the net income decline was due to the 14% reduction in weighted average common shares outstanding from the Company’s purchases of its common stock in connection with its stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution operating revenue of $16.1 billion in the quarter ended December 31, 2007 increased 4.2% from the prior year quarter and was primarily driven by the acquisition of Bellco, which contributed 3.6% of the increase. During the quarter ended December 31, 2007, 64% of operating revenue was from sales to institutional customers and 36% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 60% institutional and 40% retail. In comparison with the prior year quarter results, sales to institutional customers increased 11% primarily due to the acquisition of Bellco, the revenue of which is heavily weighted towards institutional customers, and the strong growth of certain existing large, low-margin customers. Sales to retail customers decreased 6% primarily due to our decision to discontinue servicing a large lower-margin customer in the prior year, as discussed below.

ABDC’s operating revenue increased by 2.5% in comparison to the prior year quarter primarily due to the increase in sales to certain of our large, low-margin institutional customers, offset, in part, by the Company’s decision not to renew a contract, effective January 2007, with a large, low-margin customer and declining anemia drug sales.

ABSG’s operating revenue of $3.0 billion decreased 3% from the prior year quarter primarily due to declining anemia drug sales and due to one of its large customers for oncology drugs being acquired by a competitor in October 2007. The former customer contributed approximately $800 million to ABSG’s operating revenue in fiscal 2007. The majority of this group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes to this service channel could result in slower or reduced growth in revenues.

Operating revenue of ABDC and ABSG related to the distribution of anemia-related products decreased approximately 30% from the prior year quarter. ABDC’s and ABSG’s sales of anemia-related products approximated 5% of Pharmaceutical Distribution’s operating revenue for the quarter ended December 31, 2007. Additionally, Bellco’s sales of anemia-related products approximated 2% of Pharmaceutical Distribution’s operating revenue for the quarter ended December 31, 2007. Several developments have contributed to the decline in sales of anemia drugs since the second half of fiscal 2007, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, CMS’s review of reimbursement policies for these drugs and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. In November 2007, the FDA announced revised boxed warnings and other safety-related product labeling changes for these drugs addressing the risks posed to patients with cancer or chronic kidney failure. Moreover, in January 2008, the FDA announced that it is reviewing new data from two studies concerning the possible risks associated with erythropoiesis stimulating agents (“ESAs”)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and may take additional action with regard to these drugs. CMS also has indicated that it may impose additional restrictions on Medicare coverage in the future. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payers, including federal and state governments and private insurance plans. The Company’s future operating revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs.

The Company currently expects that its operating revenue growth in fiscal 2008 will range from 7% to 9%, including a 3% contribution from its acquisition of Bellco. The Company previously expected that its operating revenue growth in fiscal 2008 would range from 5% to 7%. The increase to the current range of 7% to 9% reflects the strong growth of certain of our existing large, low-margin institutional customers, primarily in ABDC. ABSG revenue is expected to be flat to down 5% from fiscal 2007 primarily as a result of declining anemia drug sales and due to one of its customers for oncology drugs being acquired by a competitor, as noted above. ABDC’s, ABSG’s, and Bellco’s future operating revenue growth will continue to be affected by various factors. These factors include competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

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

Pharmaceutical Distribution gross profit of $482.6 million in the quarter ended December 31, 2007 increased 3% from the prior year quarter. The increase in gross profit was primarily due to operating revenue growth and the acquisition of Bellco. As a percentage of operating revenue, gross profit in the quarter ended December 31, 2007 decreased 4 basis points from the prior year quarter. This decrease was primarily due to a reduction in price appreciation, a reduction in both sales volume and sales price of flu vaccine due to larger than normal supply of inventory in the market coupled with a weaker than normal demand in comparison to the prior year quarter, and fewer significant new higher margin generic drug introductions. The prior year quarter included a large price increase from a major branded pharmaceutical manufacturer, who did not have a similar price increase in the current year quarter. While the Company expects that the manufacturer will raise prices in the March 2008 quarter, there can be no assurance that it will do so. The decrease in gross profit as a percentage of operating revenue was partially offset by the previously mentioned $10.0 million gain resulting from a favorable litigation settlement with a major competitor.

The Company’s cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on the Company’s estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $290.6 million in the quarter ended December 31, 2007 increased 5% from the prior year quarter. As a percentage of operating revenue, operating expenses increased 2 basis points from the prior year quarter. These increases related to the operating expenses of our recent acquisitions, primarily those of Bellco.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pharmaceutical Distribution operating income of $192.0 million in the quarter ended December 31, 2007 decreased 1% from the prior year quarter. This decrease was due to the increase in operating expenses, largely offset by the increase in gross profit. As a percentage of operating revenue, operating income in the quarter ended December 31, 2007 decreased 6 basis points from the prior year quarter. This decrease was due to the reduction in the gross profit margin and the increase in the operating expense margin.

Other

The operating results of the Other segment in the quarter ended December 31, 2007 only includes PMSI. The operating results of the Other segment in the prior year quarter included PMSI and Long-Term Care. Therefore, the results of operations of the Other segment in the quarter ended December 31, 2007 are not comparable to the prior year quarter. Accordingly, the following discussion of results of operations relates only to the PMSI business.

PMSI operating revenue of $108.6 million in the quarter ended December 31, 2007 decreased 8% from the prior year quarter due to customer losses and competitive pressures. PMSI’s operating revenue in fiscal 2008 is expected to be down from the prior fiscal year due to the loss of certain customers and will likely continue to be impacted significantly by competitive pressures. Operating revenue is also likely to be impacted in the future by the regulatory environment and the pharmaceutical inflation rate.

PMSI gross profit of $23.2 million in the quarter ended December 31, 2007 decreased 19% from the prior year quarter. As a percentage of operating revenue, gross profit declined by 2.84% in comparison to the prior year quarter. These declines were primarily due to the aforementioned customer losses and continuing industry competitive pressures surrounding pricing. Future gross profit will likely be impacted by industry competitive pressures and continued downward pressure on rates of reimbursement for services provided.

PMSI operating expenses of $21.7 million in the quarter ended December 31, 2007 increased 15% from the prior year quarter due to additional costs incurred relating to customer initiatives, investments in information technology infrastructure, and an increase in bad debt expense of $0.8 million. PMSI initiated a cost reduction program in the quarter ended December 31, 2007, which is expected to reduce annual operating expenses by approximately $9 million. However, there can be no assurance that the restructuring will result in the anticipated benefit.

PMSI operating income of $1.6 million in the quarter ended December 31, 2007 decreased 84% from the prior year quarter due to customer losses, price competition, and an increase in its operating expenses. We expect the operating income of PMSI in fiscal 2008 to be down from the prior fiscal year due to customer losses, price competition, and continuing costs relating to customer initiatives and investments in its information technology infrastructure.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC is the principal supplier of pharmaceuticals to the Other segment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at December 31, 2007, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,563	$—
$500,000, 5 7/8% senior notes due 2015	497,945	—
Other	1,511	—

Total fixed-rate debt	898,019	—

Variable-Rate Debt:
Blanco revolving credit facility due 2008	55,000	—
Multi-currency revolving credit facility due 2011	297,736	441,324
Receivables securitization facility due 2009	—	500,000
Other	1,016	2,910

Total variable-rate debt	353,752	944,234

Total debt, including current portion	$1,251,771	$944,234

The Company’s aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

The Company has a $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (50 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2007). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company will pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (12.5 basis points at December 31, 2007). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In November 2006, the Company amended its receivables securitization facility such that the amount to be made available to the Company was reduced from $700 million to $500 million and the expiration date was extended to November 2009. The Company has available to it an accordion feature, whereby the commitment may be increased to $750 million for seasonal needs during the December and March calendar quarters. In January 2008, the Company exercised the accordion feature to increase the commitment to its receivables securitization facility to $750 million. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee are 35 basis points and 12.5 basis points, respectively, as of December 31, 2007.

In January 2008, the Company’s debt rating was raised by one of the rating agencies. In accordance with the terms of the Multi-Currency Revolving Credit Facility and the Blanco revolving credit facility, interest on

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

borrowings will accrue at lower rates, reducing the LIBOR spread on both facilities from 50 basis points to 40 basis points, and reducing the facility fee for both facilities from 12.5 basis points to 10 basis points. In addition, the increase in the Company’s debt rating will result in a reduction of the program fee under the receivables securitization facility from 35 basis points to 32.5 basis points.

The Company’s operating results have generated cash flow, which, together with availability under its debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt, dividends and repurchases of shares of the Company’s common stock.

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of its common stock, finance acquisitions and fund capital expenditures and routine growth and expansion through new business opportunities. In November 2007, the Company’s board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions. In the quarter ended December 31, 2007, the Company purchased $311.4 million of its common stock. As of December 31, 2007, the Company had approximately $386.1 million of availability remaining on its $1,350 million share repurchase program. In October 2007, the Company purchased Bellco for $162.5 million, net of $20.7 million of cash acquired. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At December 31, 2007, the Company had $353.8 million of variable-rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at December 31, 2007.

The Company had $524.1 million in cash and cash equivalents at December 31, 2007. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

The non-U.S. operations of the Company are exposed to foreign currency and exchange rate risk. The Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company’s largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. The Company had no foreign currency denominated forward contracts at December 31, 2007. The Company may use derivative instruments to hedge its foreign currency exposures and not for speculative or trading purposes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,621,942	$114,003	$114,244	$805,570	$588,125
Operating leases	254,531	59,220	90,027	49,035	56,249
Other commitments	894,408	138,749	271,893	239,055	244,711

Total	$2,770,881	$311,972	$476,164	$1,093,660	$889,085

The $55 million Blanco revolving credit facility, which expires in April 2008, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2007 because the Company has the ability and intent to refinance it on a long-term basis.

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $681.6 million as of December 31, 2007. These influenza vaccine commitments are included in “Other commitments” in the above table.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $132.2 million and is included in “Other commitments” in the above table.

As discussed in Note 3 (Income Taxes) of the Notes to the Consolidated Financial Statements, we had $54.4 million of unrecognized tax benefits as of December 31, 2007. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to allocate this amount to any particular years in the above table.

During the quarter ended December 31, 2007, the Company’s operating activities used $101.0 million of cash as compared to cash provided of $287.9 million in the prior year quarter. Cash used by operations during the quarter ended December 31, 2007 was principally the result of an increase in merchandise inventories of $609.9 million, primarily offset by net income of $109.8 million, a decrease in accounts receivable of $111.9 million, an increase in accounts payable, accrued expenses and income taxes of $256.3 million, and non-cash items of $24.9 million. The average number of inventory days on hand decreased by one day in comparison to the prior year quarter despite the large increase in merchandise inventories, which occurred during the month of December. The increase in merchandise inventories was driven by seasonal demand, increasing sales expectations, and requirements under our fee-for-service agreements. Days sales outstanding were reduced by one-half of a day to 19.2 days in the quarter ended December 31, 2007. The decrease was largely driven by the decline in growth of ABSG, which generally has a higher receivable investment than the ABDC distribution business. The increase in accounts payable, accrued expenses and income taxes was driven by the increase in merchandise inventories, net of a decline in days payable outstanding by one-half of a day to 37.6 days. The days payable outstanding reduction was driven by the reversal of favorable timing of payments to our customers as of September 30, 2007. Operating cash uses during the quarter ended December 31, 2007 included $5.2 million in interest payments and $10.5 million of income tax payments, net of refunds.

During the quarter ended December 31, 2006, the Company’s operating activities provided $287.9 million of cash as compared to $230.5 million in the prior year quarter. Cash provided by operations during the quarter

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ended December 31, 2006 was principally the result of net income of $122.2 million, non-cash items of $56.6 million, and an increase in accounts payable, accrued expenses and income taxes of $312.8 million, offset in part by an increase in merchandise inventories of $205.7 million. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in sales and days payable outstanding. The increase in days payable outstanding was due to the favorable timing of payments to our suppliers and due to the strong growth of ABSG, which has a higher days payable outstanding ratio than ABDC because certain of its businesses have more favorable payment terms with their suppliers. Merchandise inventories increased primarily due to the strong growth in operating revenue, offset in part by a reduction in inventory days on hand due to the continued benefits of fee-for-service agreements and the strong growth of ABSG, which has lower inventory days on hand requirements. Operating cash uses during the quarter ended December 31, 2006 included $3.5 million in interest payments and $1.2 million of income tax payments, net of refunds.

Capital expenditures for the quarter ended December 31, 2007 were $26.9 million and related principally to the expansion of our ABPG production facility in Rockford, Illinois, investments in warehouse expansions and improvements, information technology, and warehouse automation. The Company estimates that it will spend approximately $125 million for capital expenditures during fiscal 2008.

Capital expenditures for the quarter ended December 31, 2006 were $28.1 million and related principally to improving our information technology infrastructure, investments in warehouse expansions primarily at ABSG and equipment investments made primarily by ABPG.

In October 2007, the Company acquired Bellco, a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.5 million, net of $20.7 million of cash acquired.

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

Net cash used in investing activities in the quarters ended December 31, 2007 and 2006 included purchases and sales of short-term investment securities. Net proceeds (purchases) relating to these investment activities in the quarters ended December 31, 2007 and 2006 were $467.4 million and $(377.8) million, respectively. These short-term investment securities primarily consisted of commercial paper and tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income.

Net borrowings under the Multi-Currency Revolving Credit Facility during the quarter ended December 31, 2006 were $121.8 million and were used primarily to fund Canadian acquisition costs, to fund approximately one-half of the Brecon contingent payment, and for ABCC working capital requirements.

During the quarter ended December 31, 2007, the Company purchased 7.1 million shares of its common stock for a total of $311.4 million. The Company currently expects that it will purchase between $400 million and $500 million of its common stock during fiscal 2008. As of December 31, 2007, the Company had $386.1 million of availability remaining under its outstanding share repurchase program. During the quarter ended December 31, 2006, the Company purchased 7.2 million shares of its common stock for a total of $325.6 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On November 8, 2007, the Company’s board of directors increased the quarterly dividend by 50% and declared a dividend of $0.075 per share, which was paid on December 3, 2007 to stockholders of record as of the close of business on November 19, 2007. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.

Recently Issued Financial Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize changes in fair value in its earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal 2009 although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the goodwill acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of adopting this standard.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: competitive pressures; the loss of one or more key customer or supplier relationships; customer defaults or insolvencies; changes in customer mix; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes (including increased government regulation of the pharmaceutical supply channel); government enforcement initiatives (including (i) the imposition of increased obligations upon pharmaceutical distributors to detect and prevent suspicious orders of controlled substances (ii) the commencement of further administrative actions by the U. S. Drug Enforcement Administration seeking to suspend or revoke the license of any of the Company’s distribution facilities to distribute controlled substances, (iii) the commencement of any enforcement actions by any U.S. Attorney alleging violation of laws and regulations regarding diversion of controlled substances and suspicious order monitoring), or (iv) the commencement of any administrative actions by the board of pharmacy of any state seeking to suspend, revoke or otherwise restrict the ability of any of the Company’s distribution facilities or businesses to distribute or dispense pharmaceuticals in such state; changes in U.S. government policies (including reimbursement changes arising from federal legislation, including the Medicare Modernization Act and the Deficit Reduction Act of 2005); changes in regulatory or clinical medical guidelines and/or reimbursement practices for the pharmaceuticals we distribute, including erythropoiesis-stimulating agents (ESAs) used to treat anemia patients; price inflation in branded pharmaceuticals and price deflation in generics; fluctuations in market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar—Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; any disruption to or other adverse effects upon the PMSI workers’ compensation business caused by the Company’s announcement that it is pursuing the sale of PMSI; the inability of the Company to successfully complete the sale of PMSI; the inability of the Company to successfully complete any other transaction that the Company may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act of 1934.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risk is the effect of fluctuations in interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 on page 31.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2007 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II.   OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.	Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 included a detailed discussion of our risk factors under Part I, “Item 1A—Risk Factors.” The information presented below sets forth material changes from the risk factors described in the 2007 Form 10-K and should be read in conjunction with the risk factors and information described in the 2007 Form 10-K and the Company’s filings with the SEC since the date of the 2007 Form 10-K.

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

The Deficit Reduction Act of 2005 (“DRA”) was intended to reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Effective January 1, 2007, the DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest manufacturer price or AMP. On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. In December 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing certain provisions of the AMP rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from disclosing AMP data to states and other entities. As a result of the order, CMS has announced that the schedule for states to implement the new federal upper limits will be delayed until further notice. We expect the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA will not have an adverse impact on our business. We are continuing to work with our customers in this process. We are currently developing plans to mitigate the potential impact of these legislative and regulatory changes. If we fail to successfully develop and implement such plans, this change in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect our results of operations.

In December 2007, President Bush signed the Medicare, Medicaid, and SCHIP Extension Act of 2007 into law. Among other things, the law requires CMS to adjust Medicare Part B drug average sales price (“ASP”)

calculations to use volume-weighted ASPs based on actual sales volume. This change could reduce Medicare reimbursement rates for some Part B drugs, which may indirectly impact the prices we can charge our customers for pharmaceuticals and result in reductions in our profitability.

Our operating revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, CMS’s review of reimbursement policies for these drugs, and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. The FDA held a meeting in September 2007 to discuss updated information about the safety of these anemia drugs for patients with chronic renal failure. On November 8, 2007, the FDA announced revised boxed warnings and other safety-related product labeling changes for these drugs addressing the risks posed to patients with cancer or chronic kidney failure. Moreover, on January 3, 2008, the FDA announced that it is reviewing new data from two studies concerning the possible risks associated with erythropoiesis stimulating agents and may take additional action with regard to these drugs. CMS also has indicated that it may impose additional restrictions on Medicare coverage in the future. Any further changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues.

First DataBank, Inc. (“First DataBank”) publishes drug databases that contain drug information and pricing data. The pricing data includes average wholesale price, or AWP, which is a pricing benchmark widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers. AWP is also used to establish the pricing of pharmaceuticals to certain of our pharmaceutical distribution customers in Puerto Rico. In October 2006, First DataBank agreed to a proposed settlement in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation CA N. 1:05-CV-11148-PBS (U.S. Dist. Ct. Mass) that would require First DataBank to stop publishing AWP two years after the settlement becomes effective, unless a competitor of First DataBank is publishing AWP at that future time. The settlement would also require First DataBank to change the way it calculates AWP during the two-year interim period. In a related case, District Council 37 Health Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (U.W. Dist. Ct. Mass), in which Medi-Span is accused of misrepresenting pharmaceutical prices in reliance on First DataBank’s published pricing data, the parties agreed to a similar proposed settlement. The proposed settlement, however, was rejected by the district court hearing the case at a January 22, 2008 hearing. The court ordered the parties to report back with respect to issues raised at the hearing and whether the settlement may be revised with respect to such issues. We continue to evaluate the potential impact that a proposed settlement could have on the business of our customers and our business. If a revised settlement or other resolution of the case is proposed, we will evaluate the potential impact of such settlement or other resolution on us at that time. There can be no assurance that a settlement or other resolution, if approved, would not have an adverse impact on the business of our customers and/or our business.

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

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,569,014	$44.32	1,569,014	$127,898,371
November 1 to November 30	5,067,400	43.93	5,067,400	$405,276,746
December 1 to December 31	435,600	43.94	435,600	$386,137,725

Total	7,072,014	$44.02	7,072,014

a)	In May 2007, the Company announced a program to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. Through December 31, 2007, the Company purchased a total of 20.9 million shares under this program for $963.9 million. There is no expiration date related to this new program.

ITEM 6.	Exhibits

(a)	Exhibits:

10.1	AmerisourceBergen Corporation 2002 Management Stock Incentive Plan Award Agreement between AmerisourceBergen Corporation and R. David Yost, dated December 6, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 8, 2008	/s/ R. DAVID YOST
R. David Yost
President and Chief Executive Officer

February 8, 2008	/s/ MICHAEL D. DICANDILO
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer