Form 10-Q
period 2008-03-31
AMERISOURCEBERGEN CORP
filed 2008-05-07
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2008 was 161,013,767.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$591,360	$640,204
Short-term investment securities available-for-sale	—	467,419
Accounts receivable, less allowances for returns and doubtful accounts:
$405,838 at March 31, 2008 and $393,663 at September 30, 2007	3,648,094	3,472,358
Merchandise inventories	4,528,110	4,101,502
Prepaid expenses and other	41,192	32,817

Total current assets	8,808,756	8,714,300

Property and equipment, at cost:
Land	35,771	35,793
Buildings and improvements	260,474	243,481
Machinery, equipment and other	555,271	512,188

Total property and equipment	851,516	791,462
Less accumulated depreciation	322,417	284,478

Property and equipment, net	529,099	506,984

Other assets:
Goodwill	2,746,860	2,611,055
Intangibles, deferred charges and other	488,261	477,725

Total other assets	3,235,121	3,088,780

TOTAL ASSETS	$12,572,976	$12,310,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,396,677	$6,988,782
Accrued expenses and other	307,275	338,559
Current portion of long-term debt	1,616	476
Accrued income taxes	—	32,099
Deferred income taxes	529,397	497,120

Total current liabilities	8,234,965	7,857,036

Long-term debt, net of current portion	1,223,768	1,227,298
Other liabilities	166,444	126,010
Stockholders’ equity:
Common stock, $ 0.01 par value—authorized: 600,000,000 shares; issued and outstanding: 238,684,254 shares and 161,218,679 shares at March 31, 2008, respectively, and 237,926,795 shares and 169,476,139 shares at September 30, 2007, respectively	2,387	2,379
Additional paid-in capital	3,619,732	3,583,387
Retained earnings	2,496,207	2,286,489
Accumulated other comprehensive loss	(8,064)	(5,247)
Treasury stock, at cost: 77,465,575 shares at March 31, 2008 and 68,450,656 shares at September 30, 2007	(3,162,463)	(2,767,288)

Total stockholders’ equity	2,947,799	3,099,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,572,976	$12,310,064

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2008	2007	2008	2007
Operating revenue	$17,294,027	$15,283,761	$33,533,454	$30,980,300
Bulk deliveries to customer warehouses	552,219	1,228,780	1,685,707	2,257,634

Total revenue	17,846,246	16,512,541	35,219,161	33,237,934
Cost of goods sold	17,287,493	15,906,098	34,152,948	32,036,848

Gross profit	558,753	606,443	1,066,213	1,201,086
Operating expenses:
Distribution, selling and administrative	297,607	363,367	587,547	720,328
Depreciation	18,141	18,087	35,516	35,886
Amortization	4,899	3,962	9,877	8,963
Facility consolidations, employee severance and other	1,384	135	1,561	6,158

Operating income	236,722	220,892	431,712	429,751
Other (income) loss	(992)	376	(255)	442
Interest expense, net	18,726	9,889	35,150	18,032

Income before income taxes	218,988	210,627	396,817	411,277
Income taxes	85,136	81,131	153,145	159,594

Net income	$133,852	$129,496	$243,672	$251,683

Earnings per share:
Basic	$0.83	$0.69	$1.49	$1.32

Diluted	$0.82	$0.68	$1.48	$1.30

Weighted average common shares outstanding:
Basic	161,218	188,772	163,073	190,607
Diluted	163,268	191,797	165,176	193,409
Cash dividends declared per share of common stock	$0.075	$0.05	$0.15	$0.10

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
(in thousands)	2008	2007

OPERATING ACTIVITIES
Net income	$243,672	$251,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	40,337	39,812
Amortization, including amounts charged to interest expense	11,568	11,954
Provision for doubtful accounts	10,789	16,849
Provision for deferred income taxes	34,192	29,205
Share-based compensation	14,624	11,080
Other income	(255)	(2,658)
Loss (gain) on disposal of property and equipment	229	(74)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(84,812)	(219,514)
Merchandise inventories	(315,794)	(175,537)
Prepaid expenses and other assets	445	5,492
Accounts payable, accrued expenses and income taxes	139,117	743,278
Other	(1,829)	(763)

NET CASH PROVIDED BY OPERATING ACTIVITIES	92,283	710,807

INVESTING ACTIVITIES
Capital expenditures	(55,105)	(57,397)
Cost of acquired companies, net of cash acquired	(162,207)	(144,649)
Proceeds from sales of property and equipment	228	4,103
Purchases of investment securities available-for-sale	(909,105)	(2,783,528)
Proceeds from sale of investment securities available-for-sale	1,376,524	2,020,913

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	250,335	(960,558)

FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	4,258,424	444,895
Repayments under revolving and securitization credit facilities	(4,251,347)	(337,093)
Deferred financing costs and other	(433)	(1,920)
Purchases of common stock	(395,175)	(396,193)
Exercise of stock options, including excess tax benefits of $5,758 and $16,639 in fiscal 2008 and 2007, respectively	22,196	77,290
Cash dividends on common stock	(24,659)	(19,193)
Purchases of common stock for employee stock purchase plan	(468)	(921)

NET CASH USED IN FINANCING ACTIVITIES	(391,462)	(233,135)

DECREASE IN CASH AND CASH EQUIVALENTS	(48,844)	(482,886)
Cash and cash equivalents at beginning of period	640,204	1,261,268

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$591,360	$778,382

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmerisourceBergen Corporation and its wholly-owned subsidiaries (the “Company”) as of the dates and for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the interim periods ended March 31, 2008 and 2007 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

On July 31, 2007, the Company completed the spin-off of its PharMerica Long-Term Care business (“Long-Term Care”). Beginning August 1, 2007, the operating results of Long-Term Care are no longer included in the operating results of the Company. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of Long-Term Care are not reported as a discontinued operation of the Company because of the significance of the continuing cash flows resulting from the pharmaceutical distribution agreement entered into between the disposed component and the Company. Accordingly, for periods prior to August 1, 2007, the Company’s operating results include Long-Term Care. The Pharmaceutical Distribution segment’s sales to Long-Term Care in the three and six months ended March 31, 2007 were $216.6 million and $433.9 million, respectively, and were eliminated in consolidation in the Company’s historical operating results.

Goodwill and Other Intangible Assets

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, “Goodwill and Other Intangible Assets,” a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). The Company completed an impairment test for goodwill and intangible assets with indefinite lives by determining the fair value of PMSI, a reporting unit of the Company, as of March 31, 2008 due to the presence of impairment indicators. The Company used an income approach, which is based on estimates of future operating performance, and a market approach to determine the fair value of its PMSI reporting unit as of March 31, 2008. Estimating future cash flows and determining their

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. The Company determined that the fair value of PMSI exceeded its net book value of $255.0 million as of March 31, 2008. The Company will continue to monitor the operating performance of its PMSI reporting unit for future impairment indicators. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance, including changes due to customer losses. Significant differences between these estimates and actual cash flows could result in a goodwill impairment charge.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company’s financial assets and liabilities in fiscal 2009 and nonfinancial assets and liabilities in fiscal 2010. The Company is currently evaluating the impact of adopting this standard.

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

Note	2. Acquisition

On October 1, 2007, the Company acquired Bellco Health (“Bellco”) for a purchase price of $162.2 million, net of $20.7 million of cash acquired. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expands the

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion for its fiscal year ended June 30, 2007. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $139.8 million, which was allocated to goodwill. The fair values of the significant tangible assets acquired and liabilities assumed were as follows: accounts receivable of $112.2 million, merchandise inventories of $106.5 million, and accounts payable and accrued expenses of $237.0 million. The fair values of the intangible assets acquired of $31.7 million primarily consist of customer relationships of $28.7 million, which are being amortized over their weighted average life of 8.9 years.

Had the acquisition of Bellco been completed as of October 1, 2006, total revenue, net income, and diluted earnings per share for the three and six months ended March 31, 2007 would not have been materially different than the amounts recorded.

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

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2004 and subsequent years remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS is not currently examining any of the Company’s tax returns. In Canada, the Company is currently under examination for fiscal years 2005 and 2006.

As of October 1, 2007, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $58.5 million, ($41.8 million net of federal benefit). Included in this amount is $18.5 million of interest and penalties which the Company continues to record as income tax expense. If recognized, net of federal benefit, $39.9 million of the Company’s unrecognized tax benefit would reduce income tax expense and the effective tax rate. Also, if recognized, net of federal benefit, $1.9 million of the Company’s unrecognized tax benefit would result in a decrease to goodwill.

During the six months ended March 31, 2008, there was a reduction in unrecognized tax benefits of $3.1 million primarily due to the settlements of state tax issues. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $11 million.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note	4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2008 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2007	$2,411,949	$199,106	$2,611,055
Goodwill recognized in connection with acquisition (see Note 2)	139,803	—	139,803
Foreign currency translation	(3,998)	—	(3,998)

Goodwill at March 31, 2008	$2,547,754	$199,106	$2,746,860

Following is a summary of other intangible assets (in thousands):

	March 31, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles—trade names	$261,028	$—	$261,028	$261,337	$—	$261,337
Finite-lived intangibles:
Customer relationships	130,249	(41,194)	89,055	109,046	(40,566)	68,480
Other	32,979	(18,211)	14,768	31,825	(19,470)	12,355

Total other intangible assets	$424,256	$(59,405)	$364,851	$402,208	$(60,036)	$342,172

Amortization expense for other intangible assets was $9.9 million and $8.9 million in the six months ended March 31, 2008 and 2007, respectively. Amortization expense for other intangible assets is estimated to be $19.1 million in fiscal 2008, $18.1 million in fiscal 2009, $17.2 million in fiscal 2010, $16.3 million in fiscal 2011, $14.2 million in fiscal 2012, and $28.8 million thereafter.

Note 5. Debt

Debt consisted of the following (in thousands):

	March 31, 2008	September 30, 2007
Blanco revolving credit facility at 3.50% and 6.07%, respectively, due 2009	$55,000	$55,000
Multi-currency revolving credit facility at 5.27% and 5.61%, respectively, due 2011	271,376	274,716
$400,000, 5 5/8% senior notes due 2012	398,637	398,500
$500,000, 5 7/8% senior notes due 2015	498,004	497,896
Other	2,367	1,662

Total debt	1,225,384	1,227,774
Less current portion	1,616	476

Total, net of current portion	$1,223,768	$1,227,298

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company has a $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2008). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at March 31, 2008). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

The Company has $500 million available under its receivables securitization facility with an expiration date of November 2009. The Company has available to it an accordion feature, within the receivables securitization facility, whereby the commitment may be increased to $750 million for seasonal needs during the December and March calendar quarters. The Company exercised the accordion feature during the three months ended March 31, 2008 to increase the commitment under its receivables securitization facility to $750 million. The amounts borrowed under the facility were paid down during the three months ended March 31, 2008 and the amount available under the receivables securitization facility returned to the base amount of $500 million as of March 31, 2008. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee are 32.5 basis points and 12.5 basis points, respectively, as of March 31, 2008.

In April 2008, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2009. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (40 basis points over LIBOR at March 31, 2008). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (10 basis points at March 31, 2008).

In January 2008, the Company’s debt rating was raised by one of the rating agencies. In accordance with the terms of the Multi-Currency Revolving Credit Facility and the Blanco Credit Facility, interest on borrowings now accrue at lower rates, reducing the LIBOR spread on both facilities from 50 basis points to 40 basis points, and reducing the facility fee for both facilities from 12.5 basis points to 10 basis points. In addition, the increase in the Company’s debt rating resulted in a reduction of the program fee under the receivables securitization facility from 35 basis points to 32.5 basis points.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6.    Stockholders’ Equity and Earnings Per Share

The following table illustrates comprehensive income for the three and six months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Net income	$133,852	$129,496	$243,672	$251,683
Foreign currency translation adjustments and other	(29)	(193)	(2,817)	(1,261)

Comprehensive income	$133,823	$129,303	$240,855	$250,422

In November 2007, the Company’s board of directors increased the quarterly dividend by 50% to $0.075 per share.

In May 2007, the Company’s board of directors authorized the Company to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. During the six months ended March 31, 2008, the Company purchased 9.0 million shares of its common stock under this program for a total of $395.2 million. As of March 31, 2008, the Company had $302.4 million of availability remaining under the share repurchase program. In April 2008, the Company purchased an additional 1.1 million shares of its common stock for a total of $45.8 million.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options and restricted stock.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2008	2007	2008	2007
Weighted average common shares outstanding—basic	161,218	188,772	163,073	190,607
Effect of dilutive securities—stock options and restricted stock	2,050	3,025	2,103	2,802

Weighted average common shares outstanding—diluted	163,268	191,797	165,176	193,409

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7.    Facility Consolidations, Employee Severance and Other

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three and six months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Facility consolidations and employee severance	$246	$709	$(512)	$2,636
Information technology transition costs	—	481	—	962
Costs related to business divestitures	1,138	2,045	2,073	5,660
Gain on sale of assets	—	(3,100)	—	(3,100)

Total facility consolidations, employee severance and other	$1,384	$135	$1,561	$6,158

In January 2008, the Company announced its intention to pursue the sale of its workers’ compensation business, PMSI. During the three and six months ended March 31, 2008, the Company incurred costs, primarily professional fees, relating to this planned divestiture. In April 2008, the Company decided to terminate its effort to sell PMSI because the final bids received for the business did not reflect its fair value. As a result, the Company is focusing its attention on various initiatives, a number of which are ongoing, to enhance the operating performance of the workers’ compensation business.

During the three and six months ended March 31, 2007, the Company incurred costs relating to the Long-Term Care spin-off and recognized a $3.1 million gain relating to the sale of certain retail pharmacy assets of its former Long-Term Care business.

During the six months ended March 31, 2008, the Company reversed $1.0 million of employee severance charges previously estimated and recorded. Most employees receive their severance benefits over a period, generally not in excess of 12 months, while others may receive a lump-sum payment.

The following table displays the activity in accrued expenses and other from September 30, 2007 to March 31, 2008 (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2007	$10,997	$4,865	$15,862
Expense recorded during the period	(952)	2,513	1,561
Payments made during the period	(84)	(2,088)	(2,172)

Balance as of March 31, 2008	$9,961	$5,290	$15,251

The employee severance balance set forth in the above table as of March 31, 2008 primarily consists of an accrual for the Bergen Brunswig Matter as described in Note 8. The lease cancellation costs and other balance set forth in the above table as of March 31, 2008 primarily consists of an accrual for information technology transition costs payable to IBM Global Services.

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

New York Attorney General Subpoena

In April 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchased pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. After receiving the subpoena, the Company engaged in discussions with the NYAG, initially to clarify the scope of the subpoena and subsequently to provide background information requested by the NYAG. The Company has produced responsive information and documents and will continue to cooperate with the NYAG. Late in fiscal year 2007, the Company received a communication from the NYAG detailing potential theories of liability. Subsequently, the Company met with the NYAG to discuss this matter and has communicated the Company’s position on this matter to the NYAG. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this matter.

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded $13.9 million in June 2006 to establish the total liability of $19.4 million on its

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

balance sheet. Subsequent to the Court’s ruling, the Company had continued to accrue interest on the amount awarded to the executive by the Court. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company appealed the ruling of the Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The Company continues to accrue interest on the remaining liability to the executive, pending the final resolution of this matter. The former executive filed a petition with the Supreme Court of California for review of the October 12, 2007 appellate decision. The Supreme Court of California denied the petition on January 23, 2008. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator in accordance with the Court of Appeal’s decision of October 12, 2007.

Bridge Medical Matter

In March 2004, the former stockholders of Bridge Medical, Inc. (“Bridge”) commenced an action against the Company in the Court of Chancery of the State of Delaware claiming that they were entitled to payment of certain contingent purchase price amounts that were provided under the terms of an agreement under which the Company acquired Bridge in January 2003. In July 2005, the Company sold substantially all of the assets of Bridge. The contingent purchase price amounts at issue were conditioned upon the achievement by Bridge of certain earnings levels in calendar 2003 and calendar 2004 (collectively, the “Earnout Period”). The maximum amount that was payable in respect of calendar 2003 was $21 million and the maximum amount that was payable in respect of calendar 2004 was $34 million. The former stockholders of Bridge alleged (i) that the Company did not properly adhere to the terms of the acquisition agreement in calculating that no contingent purchase price amounts were due and (ii) that the Company breached certain obligations to assist the Bridge sales force and promote the Bridge bedside point-of-care patient safety product during the Earnout Period and that such breaches prevented Bridge from obtaining business that Bridge otherwise would have obtained. The trial of this case and post-trial briefing were completed during May and June 2007. In September 2007, the Delaware Court of Chancery ruled that the former stockholders of Bridge were entitled to a payment of $21 million for earnout amounts, plus prejudgment interest in the amount of $5.9 million. As a result of the court’s decision, the Company recorded a charge of $24.6 million, net of income taxes, in the fiscal year ended September 30, 2007. The Company expects to receive a tax benefit only with respect to interest incurred in this matter. The Company appealed the decision of the Delaware Court of Chancery and in April 2008, the Delaware Supreme Court affirmed the judgment of the Delaware Chancery Court. In April 2008, the Company paid the judgment of $28.1 million, which included post-judgment interest.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In the fourth quarter of fiscal 2007, the Company had recorded a $27.8 million write-down to estimated net realizable value for the TD vaccines, which remained unsold as of September 30, 2007. In March 2008, the parties entered into a settlement agreement resolving all disputes between them. As a result of the settlement, the Company recorded a $2.4 million gain in the quarter ended March 31, 2008.

Note 9.    Litigation Settlements

Antitrust Settlements

During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the six months ended March 31, 2008 and 2007, the Company recognized gains of $1.6 million and $3.6 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Other Settlements

During the quarter and six months ended March 31, 2008, the Company recognized gains of $3.2 million and $13.2 million, respectively, as reductions to cost of goods sold in the Company’s consolidated statements of operations resulting from favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor.

Note 10.    Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and Other. The Pharmaceutical Distribution reportable segment is currently comprised of four operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), Bellco Health (“Bellco”), and the AmerisourceBergen Packaging Group (“ABPG”). The Company is currently in the process of integrating Bellco’s separate operations within ABDC and ABSG. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and PMSI. Subsequent to July 31, 2007, the Other reportable segment only includes the operating results of PMSI.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables illustrate reportable segment information for the three and six months ended March 31 (in thousands):

	Total Revenue
	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Pharmaceutical Distribution	$17,755,838	$16,312,828	$35,035,221	$32,834,805
Other	105,351	431,360	213,992	867,245
Intersegment eliminations	(14,943)	(231,647)	(30,052)	(464,116)

Total revenue	$17,846,246	$16,512,541	$35,219,161	$33,237,934

In prior periods, management evaluated segment performance based on revenues excluding bulk deliveries to customer warehouses. Beginning with the three and six months ended March 31, 2008, management is evaluating segment performance based on total revenues. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC is the principal supplier of pharmaceuticals to the Other segment.

	Operating Income
	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Pharmaceutical Distribution	$237,323	$203,910	$429,341	$398,043
Other	783	15,364	2,347	34,223
Facility consolidations, employee severance and other	(1,384)	(135)	(1,561)	(6,158)
Gain on antitrust litigation settlements	—	1,753	1,585	3,643

Operating income	236,722	220,892	431,712	429,751
Other (income) loss	(992)	376	(255)	442
Interest expense, net	18,726	9,889	35,150	18,032

Income before income taxes	$218,988	$210,627	$396,817	$411,277

Segment operating income is evaluated before other (income) loss; interest expense, net; facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses are allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note	11. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8 % senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings, and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2008 and September 30, 2007, statements of operations for the three and six months ended March 31, 2008 and 2007, and statements of cash flows for the six months ended March 31, 2008 and 2007.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$434,280	$82,923	$74,157	$—	$591,360
Accounts receivable, net	923	1,203,132	2,444,039	—	3,648,094
Merchandise inventories	—	4,378,301	149,809	—	4,528,110
Prepaid expenses and other	49	39,523	1,620	—	41,192

Total current assets	435,252	5,703,879	2,669,625	—	8,808,756
Property and equipment, net	—	503,733	25,366	—	529,099
Goodwill	—	2,622,947	123,913	—	2,746,860
Intangibles, deferred charges and other	13,630	448,391	26,240	—	488,261
Intercompany investments and advances	3,089,960	3,593,427	(2,110,097)	(4,573,290)	—

Total assets	$3,538,842	$12,872,377	$735,047	$(4,573,290)	$12,572,976

Current liabilities:
Accounts payable	$—	$7,238,403	$158,273	$—	$7,396,676
Accrued expenses and other	(305,598)	601,869	11,005	—	307,276
Current portion of long-term debt	—	—	1,616	—	1,616
Deferred income taxes	—	530,673	(1,276)	—	529,397

Total current liabilities	(305,598)	8,370,945	169,618	—	8,234,965
Long-term debt, net of current portion	896,641	59	327,068	—	1,223,768
Other liabilities	—	159,328	7,116	—	166,444
Total stockholders’ equity	2,947,799	4,342,045	231,245	(4,573,290)	2,947,799

Total liabilities and stockholders’ equity	$3,538,842	$12,872,377	$735,047	$(4,573,290)	$12,572,976

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$16,845,905	$448,122	$—	$17,294,027
Bulk deliveries to customer warehouses	—	552,216	3	—	552,219

Total revenue	—	17,398,121	448,125	—	17,846,246
Cost of goods sold	—	16,861,384	426,109	—	17,287,493

Gross profit	—	536,737	22,016	—	558,753
Operating expenses:
Distribution, selling and administrative	—	311,126	(13,519)	—	297,607
Depreciation	—	17,463	678	—	18,141
Amortization	—	4,029	870	—	4,899
Facility consolidations, employee severance and other	—	1,384	—	—	1,384

Operating income	—	202,735	33,987	—	236,722
Other (income) loss	—	(999)	7	—	(992)
Interest expense (income), net	38,714	(46,426)	26,438	—	18,726

(Loss) income before income taxes and equity in earnings of subsidiaries	(38,714)	250,160	7,542	—	218,988
Income taxes	(13,550)	95,350	3,336	—	85,136
Equity in earnings of subsidiaries	159,016	—	—	(159,016)	—

Net income	$133,852	$154,810	$4,206	$(159,016)	$133,852

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$32,609,547	$923,907	$—	$33,533,454
Bulk deliveries to customer warehouses	—	1,685,701	6	—	1,685,707

Total revenue	—	34,295,248	923,913	—	35,219,161
Cost of goods sold	—	33,273,230	879,718	—	34,152,948

Gross profit	—	1,022,018	44,195	—	1,066,213
Operating expenses:
Distribution, selling and administrative	—	611,577	(24,030)	—	587,547
Depreciation	—	34,115	1,401	—	35,516
Amortization	—	8,111	1,766	—	9,877
Facility consolidations, employee severance and other	—	1,561	—	—	1,561

Operating income	—	366,654	65,058	—	431,712
Other income	—	(255)	—	—	(255)
Interest expense (income), net	73,503	(97,912)	59,559	—	35,150

(Loss) income before income taxes and equity in earnings of subsidiaries	(73,503)	464,821	5,499	—	396,817
Income taxes	(25,726)	176,168	2,703	—	153,145
Equity in earnings of subsidiaries	291,449	—	—	(291,449)	—

Net income	$243,672	$288,653	$2,796	$(291,449)	$243,672

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$243,672	$288,653	$2,796	$(291,449)	$243,672
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(316,096)	26,160	(152,902)	291,449	(151,389)

Net cash (used in) provided by operating activities	(72,424)	314,813	(150,106)	—	92,283

Capital expenditures	—	(51,422)	(3,683)	—	(55,105)
Cost of acquired company, net of cash acquired	—	(162,207)	—	—	(162,207)
Proceeds from the sale of property and equipment	—	206	22	—	228
Purchases of investment securities available-for-sale	(909,105)	—	—	—	(909,105)
Proceeds from sale of investment securities available-for-sale	1,376,524	—	—	—	1,376,524

Net cash provided by (used in) investing activities	467,419	(213,423)	(3,661)	—	250,335

Borrowings under revolving and securitization credit facilities	768,000	—	3,490,424	—	4,258,424
Repayments under revolving and securitization credit facilities	(768,000)	—	(3,483,347)		(4,251,347)
Deferred financing costs and other	—	(433)		—	(433)
Purchases of common stock	(395,175)	—	—	—	(395,175)
Exercise of stock options, including excess tax benefit	22,196	—	—	—	22,196
Cash dividends on common stock	(24,659)	—	—	—	(24,659)
Purchases of common stock for employee stock purchase plan	(468)	—	—	—	(468)
Intercompany financing and advances	(62,855)	(76,293)	139,148	—	—

Net cash (used in) provided by financing activities	(460,961)	(76,726)	146,225	—	(391,462)

(Decrease) increase in cash and cash equivalents	(65,966)	24,664	(7,542)	—	(48,844)
Cash and cash equivalents at beginning of period	500,246	58,259	81,699	—	640,204

Cash and cash equivalents at end of period	$434,280	$82,923	$74,157	$—	$591,360

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$251,683	$272,958	$(2,196)	$(270,762)	$251,683
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(309,601)	616,935	(118,972)	270,762	459,124

Net cash (used in) provided by operating activities	(57,918)	889,893	(121,168)	—	710,807

Capital expenditures	—	(55,731)	(1,666)	—	(57,397)
Cost of acquired companies, net of cash acquired	—	(132,134)	(12,515)	—	(144,649)
Proceeds from the sale of property and equipment	—	4,093	10	—	4,103
Purchases of investment securities available-for-sale	(2,783,528)	—	—	—	(2,783,528)
Proceeds from sale of investment securities available-for-sale	2,020,913	—	—	—	2,020,913

Net cash used in investing activities	(762,615)	(183,772)	(14,171)	—	(960,558)

Net borrowings under revolving credit facilities	—	—	107,802	—	107,802
Deferred financing costs and other	(1,059)	(736)	(125)	—	(1,920)
Purchases of common stock	(396,193)	—	—	—	(396,193)
Exercise of stock options, including excess tax benefit	77,290	—	—	—	77,290
Cash dividends on common stock	(19,193)	—	—	—	(19,193)
Common stock purchases for employee stock purchase plan	(921)	—	—	—	(921)
Intercompany financing and advances	675,914	(675,532)	(382)	—	—

Net cash provided by (used in) financing activities	335,838	(676,268)	107,295	—	(233,135)

(Decrease) increase in cash and cash equivalents	(484,695)	29,853	(28,044)	—	(482,886)
Cash and cash equivalents at beginning of period	1,125,287	43,441	92,540	—	1,261,268

Cash and cash equivalents at end of period	$640,592	$73,294	$64,496	$—	$778,382

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in AmerisourceBergen Corporation’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The Company is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician, and manufacturer customers, which are based primarily in the United States and Canada. The Company also provides pharmaceuticals to workers’ compensation patients and related services to insurance payors. The Company is organized based upon the products and services it provides to its customers. Substantially all of the Company’s operations are located in the United States and Canada. The Company also has a pharmaceutical packaging operation in the United Kingdom.

In January 2008, the Company announced its intention to pursue the sale of its workers’ compensation business, PMSI. However, in April 2008, the Company decided to terminate its effort to sell PMSI because the final bids received for the business did not reflect its fair value. As a result, the Company is focusing its attention on various initiatives, a number of which are ongoing, to enhance the operating performance of the workers’ compensation business.

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business, PharMerica Long-Term Care (“Long-Term Care”). In connection with the spin-off, the Company continues to distribute pharmaceuticals to and generate cash flows from the disposed institutional pharmacy business. The historical operating results of Long-Term Care were not reported as a discontinued operation of the Company because of the significance of the continuing cash flows resulting from the pharmaceutical distribution agreement entered into between the disposed component and the Company. Accordingly, for periods prior to August 1, 2007, the Company’s operating results include Long-Term Care.

Historically, the Company has evaluated and reported gross profit, operating expense, and operating income margins as a percentage of operating revenue because the gross profit and operating expenses relating to bulk deliveries were negligible, as a majority of this revenue represented direct shipments from manufacturers to customers’ warehouses. In the March 2008 quarter, the Company began to transition a significant amount of business previously conducted on a bulk delivery basis to an operating revenue basis as a result of a new contract that the Company signed with its largest customer. As a result, the Company’s revenue from bulk deliveries in the future will be insignificant to its total revenue and, therefore, beginning with the quarter ended March 31, 2008, the Company has begun to report gross profit, operating expense, and operating income margins as a percentage of total revenue (refer to Summary Segment Information tables on pages 27 and 28).

Acquisition

On October 1, 2007, the Company acquired Bellco Health (“Bellco”), for a purchase price of $162.2 million, net of $20.7 million of cash acquired. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expands the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion for its fiscal year ended June 30, 2007.

Reportable Segments

The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and Other. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and PMSI.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pharmaceutical Distribution

The Pharmaceutical Distribution reportable segment is currently comprised of four operating segments, which include the operations of the AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), Bellco Health (“Bellco”), and the AmerisourceBergen Packaging Group (“ABPG”). Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes. The Company is currently in the process of integrating Bellco’s separate operations within ABDC and ABSG.

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

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”) and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and clinical trial materials services for pharmaceutical manufacturers.

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

PMSI provides mail order and on-line pharmacy services to chronically and catastrophically ill patients under workers’ compensation programs, provides pharmaceutical claims administration services for payors, and provides a fully integrated Medicare set-aside solution. PMSI services include home delivery of prescription drugs, medical supplies, and durable medical equipment, and an array of computer software solutions to reduce the payors’ administrative costs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

AmerisourceBergen Corporation Summary Segment Information (dollars in thousands)

	Total Revenue Three Months Ended March 31,
	2008	2007	Change
Pharmaceutical Distribution	$17,755,838	$16,312,828	9%
Other
Long–Term Care	—	316,760	n/m
PMSI	105,351	114,600	(8)

Total Other	105,351	431,360	(76)

Intersegment eliminations	(14,943)	(231,647)	(94)

Total	$17,846,246	$16,512,541	8%

	Operating Income Three Months Ended March 31,
	2008	2007	Change
Pharmaceutical Distribution	$237,323	$203,910	16%
Other
Long–Term Care	—	6,804	n/m
PMSI	783	8,560	(91)

Total Other	783	15,364	(95)

Facility consolidations, employee severance and other	(1,384)	(135)	n/m
Gain on antitrust litigation settlements	—	1,753	n/m

Total	$236,722	$220,892	7%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	3.03%	2.98%
Operating expenses	1.69%	1.73%
Operating income	1.34%	1.25%
Other
Long-Term Care
Gross profit	n/a	29.06%
Operating expenses	n/a	26.92%
Operating income	n/a	2.15%
PMSI
Gross profit	20.37%	22.68%
Operating expenses	19.63%	15.21%
Operating income	0.74%	7.47%
Other
Gross profit	20.37%	27.37%
Operating expenses	19.63%	23.81%
Operating income	0.74%	3.56%
AmerisourceBergen Corporation
Gross profit	3.13%	3.67%
Operating expenses	1.80%	2.33%
Operating income	1.33%	1.34%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation Summary Segment Information (dollars in thousands)

	Total Revenue Six Months Ended March 31,
	2008	2007	Change
Pharmaceutical Distribution	$35,035,221	$32,834,805	7%
Other
Long–Term Care	—	634,715	n/m
PMSI	213,992	232,530	(8)

Total Other	213,992	867,245	(75)

Intersegment eliminations	(30,052)	(464,116)	(94)

Total	$35,219,161	$33,237,934	6%

	Operating Income Six Months Ended March 31,
	2008	2007	Change
Pharmaceutical Distribution	$429,341	$398,043	8%
Other
Long–Term Care	—	15,887	n/m
PMSI	2,347	18,336	(87)

Total Other	2,347	34,223	(93)

Facility consolidations, employee severance and other	(1,561)	(6,158)	(75)
Gain on antitrust litigation settlements	1,585	3,643	(56)

Total	$431,712	$429,751	—%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	2.91%	2.91%
Operating expenses	1.69%	1.70%
Operating income	1.23%	1.21%
Other
Long-Term Care
Gross profit	n/a	29.35%
Operating expenses	n/a	26.85%
Operating income	n/a	2.50%
PMSI
Gross profit	20.89%	23.47%
Operating expenses	19.80%	15.58%
Operating income	1.10%	7.89%
Other
Gross profit	20.89%	27.77%
Operating expenses	19.80%	23.83%
Operating income	1.10%	3.95%
AmerisourceBergen Corporation
Gross profit	3.03%	3.61%
Operating expenses	1.80%	2.32%
Operating income	1.23%	1.29%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results

Operating revenue of $17.3 billion in the quarter ended March 31, 2008, which excludes bulk deliveries, increased 13% from the prior year quarter. This increase was due to growth in our Pharmaceutical Distribution segment, particularly within our ABDC operating segment, and the Bellco acquisition. Additionally, in the March 2008 quarter, we began to transition a significant amount of business previously conducted on a bulk delivery basis to an operating revenue basis. This business transition, which contributed 5% of the operating revenue growth for the quarter, resulted from the new contract that we signed with our largest customer. Operating revenue of $33.5 billion in the six months ended March 31, 2008 increased 8% from the prior year period primarily due to an increase in revenue within our ABDC operating segment and the Bellco acquisition.

Bulk deliveries of $552.2 million and $1.7 billion in the quarter and six months ended March 31, 2008 decreased 55% and 25%, respectively, from the prior year periods. These declines were due to the customer transition discussed above. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on our cash flows due to favorable timing between the customer payments to us and payments by us to our suppliers.

Total revenue of $17.8 billion and $35.2 billion in the quarter and six months ended March 31, 2008 increased 8% and 6%, respectively, from the prior year periods. These increases were driven by revenue growth in the Pharmaceutical Distribution segment of 9% and 7% in the quarter and six months ended March 31, 2008, respectively, including a 3% contribution from the Bellco acquisition.

Gross profit of $558.8 million and $1.1 billion in the quarter and six months ended March 31, 2008 decreased 8% and 11%, respectively, from the prior year periods. These decreases were due to the declines in gross profit of the Other segment, primarily resulting from the July 2007 divestiture of Long-Term Care. As previously mentioned, for periods prior to August 1, 2007, our operating results include Long-Term Care. The declines in the Other segment gross profit for the quarter and six months ended March 31, 2008 were partially offset by 10% and 7% increases in gross profit in the Pharmaceutical Distribution segment, primarily due to revenue growth, including the acquisition of Bellco. During the quarter ended March 31, 2007, we recognized a gain of $1.8 million from antitrust litigation settlements with pharmaceutical manufacturers, which represented 0.3% of gross profit. During the six months ended March 31, 2008 and 2007, we recognized gains of $1.6 million and $3.6 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers, which represented 0.1% and 0.3% of gross profit, respectively. As a percentage of total revenue, gross profit in the quarter and six months ended March 31, 2008 decreased 54 basis points and 58 basis points, respectively, from the prior year periods primarily due to the declines in the Other segment, as explained above.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $320.6 million and $632.9 million in the quarter and six months ended March 31, 2008 decreased 17% from the prior year periods. These declines were primarily related to decreases in the DSAD&A in the Other segment and were partially offset by operating expenses of our recent acquisitions, primarily those of Bellco.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table illustrates the charges incurred relating to facility consolidations, employee severance and other for the quarter and six months ended March 31, 2008 and 2007 (in thousands):

	Quarter ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Facility consolidations and employee severance	$246	$709	$(512)	$2,636
Information technology transition costs	—	481	—	962
Costs relating to business divestitures	1,138	2,045	2,073	5,660
Gain on sale of assets	—	(3,100)	—	(3,100)

Total facility consolidations, employee severance and other	$1,384	$135	$1,561	$6,158

As previously mentioned, in January 2008, we announced our intention to pursue the sale of our workers’ compensation business, PMSI, and during the quarter and six months ended March 31, 2008, we incurred costs, primarily professional fees, relating to this planned divestiture. However, in April 2008, we decided to terminate our effort to sell PMSI because the final bids received for the business did not reflect its fair value. As a result, we are focusing our attention on various initiatives, a number of which are ongoing, to enhance the operating performance of the workers’ compensation business.

During the quarter and six months ended March 31, 2007, we incurred costs relating to the Long-Term Care spin-off and recognized a $3.1 million gain relating to the sale of certain retail pharmacy assets of our former Long-Term Care business.

During the six months ended March 31, 2008, we reversed $1.0 million of employee severance charges previously estimated and recorded. We paid a total of $2.2 million and $8.2 million for employee severance, lease cancellation and other costs during the six months ended March 31, 2008 and 2007, respectively. Most employees receive their severance benefits over a period, generally not in excess of 12 months, while others may receive a lump-sum payment.

Operating income of $236.7 million in the quarter ended March 31, 2008 increased 7% from the prior year quarter due to a 16% increase in the Pharmaceutical Distribution segment’s operating income, which was offset, in part, by the decline in operating income of the Other segment. In the prior year quarter, Long-Term Care contributed $6.8 million to the Other segment’s operating income. Additionally, PMSI’s operating income in the quarter ended March 31, 2008 declined by $7.8 million from the prior year quarter. Operating income of $431.7 million in the six months ended March 31, 2008 was flat compared to the prior year period as the 8% increase in the Pharmaceutical Distribution segment’s operating income was offset by the decline in operating income of the Other segment. In the prior year six month period, Long-Term Care contributed $15.9 million to the Other segment’s operating income. Additionally, PMSI’s operating income in the six months ended March 31, 2008 declined by $16.0 million from the prior year period. As a percentage of total revenue, operating income in the quarter and six months ended March 31, 2008 decreased 1 basis point and 6 basis points, respectively, from the prior year periods. These declines were due to decreases in the Other segment and were offset, in part, by increases in the Pharmaceutical Distribution segment’s operating margin.

The costs of facility consolidations, employee severance and other, and the gain on antitrust litigation settlements had the following net effects on operating income as a percentage of total revenue:

•	Quarter ended March 31, 2008 – decreased operating income as a percentage of total revenue by 1 basis point.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Quarter ended March 31, 2007 – increased operating income as a percentage of total revenue by 1 basis point.

•	Six months ended March 31, 2008 – had no impact on operating income as a percentage of total revenue.

•	Six months ended March 31, 2007 – decreased operating income as a percentage of total revenue by 1 basis point.

Interest expense, interest income, and their respective weighted average interest rates in the quarters ended March 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$20,372	5.60%	$19,898	5.64%
Interest income	(1,646)	3.68%	(10,009)	4.47%

Interest expense, net	$18,726		$9,889

Interest expense increased from the prior year quarter due to an increase of $170.3 million in average borrowings. Interest income decreased from the prior year quarter primarily due to a decline of $721.1 million in average invested cash and short-term investments and to a lesser extent, a decline in the weighted average interest rate from the prior year quarter. The decrease in invested cash and short-term investments from the prior year quarter was primarily due to our use of cash for share repurchases, acquisitions and capital expenditures, which, in the aggregate, exceeded our cash provided by operating activities since the prior year quarter.

Interest expense, interest income, and their respective weighted average interest rates in the six months ended March 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$40,617	5.66%	$39,498	5.66%
Interest income	(5,467)	4.19%	(21,466)	4.35%

Interest expense, net	$35,150		$18,032

Interest expense increased from the prior year six month period due to an increase of $141.1 million in average borrowings. Interest income decreased from the prior year six month period primarily due to a decline of $691.7 million in average invested cash and short-term investments. The decrease in invested cash and short-term investments from the prior year six month period was primarily due to our use of cash for share repurchases, acquisitions and capital expenditures, all of which, in the aggregate, exceeded our cash provided by operating activities since the prior year period. Our net interest expense in future periods may vary significantly depending upon our borrowings, interest rates and strategic decisions made by us to deploy our invested cash and short-term investments.

We adopted Financial Accounting Standards Board’s (“FASB’s”) Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” effective October 1, 2007. The adoption of the provisions of FIN No. 48 did not have a significant impact on our effective tax rate in the quarter and six months ended March 31, 2008. The cumulative effect of adoption of this interpretation resulted in a $9.3 million reduction in retained earnings.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income tax expense for the quarter ended March 31, 2008 reflects an effective income tax rate of 38.9%, versus 38.5% in the prior year quarter. The increase in the effective tax rate from the prior year quarter was primarily due to the Company having benefited less from tax-free investment income. Income tax expense for the six months ended March 31, 2008 reflects an effective income tax rate of 38.6%, versus 38.8% in the prior year period. Expenses incurred during the prior year six month period relating to the Long-Term Care spin-off were generally non-deductible for tax purposes. As a result, the effective tax rate in the prior year six month period was higher. We currently expect to have an effective income tax rate slightly higher than 38% in fiscal 2008 in comparison to our effective tax rate of 37.1% in fiscal 2007.

Net income of $133.9 million in the quarter ended March 31, 2008 increased 3% from the prior year quarter due to the increase in operating income and was offset, in part, by the increase in net interest expense and the absence of Long-Term Care, which was included in the prior year quarter. Diluted earnings per share of $0.82 in the quarter ended March 31, 2008 increased 21% from $0.68 in the prior year quarter. In the prior year quarter, the Long-Term Care business contributed $0.03 to diluted earnings per share. The difference between diluted earnings per share growth and the net income increase was due to the 15% reduction in weighted average common shares outstanding from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.

Net income of $243.7 million in the six months ended March 31, 2008 decreased 3% from the prior year period due to the increase in net interest expense and the absence of Long-Term Care, which was included in the prior year period. Diluted earnings per share of $1.48 in the six months ended March 31, 2008 increased 14% from $1.30 in the prior year period. In the prior year six month period, the Long-Term Care business contributed $0.06 to diluted earnings per share. Facility consolidations, employee severance and other, less the gain on antitrust litigation settlements had no net impact to diluted earnings per share in the six months ended March 31, 2008 and decreased diluted earnings per share by $0.03 in the prior year period. The difference between diluted earnings per share growth and the net income decline was due to the 15% reduction in weighted average common shares outstanding from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution total revenue of $17.8 billion in the quarter ended March 31, 2008 increased 9% from the prior year quarter and was primarily due to the 8% revenue growth of ABDC and the acquisition of Bellco, which contributed 3% of the total revenue increase. During the quarter ended March 31, 2008, 68% of total revenue was from sales to institutional customers and 32% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 65% institutional and 35% retail. In comparison with the prior year quarter results, sales to institutional customers increased 14% primarily due to the acquisition of Bellco (the revenue of which is heavily weighted towards institutional customers) and the strong growth of certain large, low margin customers. Sales to retail customers were flat. Pharmaceutical Distribution total revenue of $35.0 billion in the six months ended March 31, 2008 increased 7% from the prior year period and was primarily due to the 5% revenue growth of ABDC and the acquisition of Bellco, which contributed 3% of the total revenue increase.

ABDC’s total revenue increased by 8% and 5% in the quarter and six months ended March 31, 2008 in comparison to the prior year periods, respectively. This revenue growth was primarily due to the increase in sales to certain of our large, low margin institutional customers. Additionally, the revenue growth in the six months ended March 31, 2008 was lower than the current quarter revenue growth resulting from our decision not to renew a contract, effective January 2007, with a large, low margin customer.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ABSG’s total revenue of $3.1 billion was flat compared to the prior year quarter. ABSG’s total revenue increased by 1% in the six months ended March 31, 2008 in comparison to the prior year period. ABSG’s revenue growth has been affected primarily by declining anemia drug sales and by one of its large customers for oncology drugs being acquired by a competitor in October 2007. The former customer contributed approximately $800 million to ABSG’s revenue in fiscal 2007. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes to this service channel could result in slower or reduced growth in revenues.

Revenue related to the distribution of anemia-related products decreased approximately 29% from the prior year six month period. Sales of anemia-related products approximated 5.5% and 5.8% of Pharmaceutical Distribution’s total revenue for the quarter and six months ended March 31, 2008, respectively. Several developments have contributed to the decline in sales of anemia drugs since the second half of fiscal 2007, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, the Centers for Medicare and Medicaid Services’ (“CMS’s”) review of reimbursement policies for these drugs and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. In November 2007, the FDA announced revised boxed warnings and other safety-related product labeling changes for these drugs addressing the risks posed to patients with cancer or chronic kidney failure. Moreover, in January 2008, the FDA announced that it is reviewing new data from two studies concerning the possible risks associated with anemia drugs and may take additional action with regard to these drugs. In March 2008, manufacturers of certain anemia products announced further labeling revisions to reflect additional safety information. CMS also has indicated that it may impose additional restrictions on Medicare coverage in the future. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payors, including federal and state governments and private insurance plans. Our future revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs.

We currently expect that our total revenue growth in fiscal 2008 will range from 7% to 9%, which is consistent with the previous guidance provided that was based on operating revenue. The above range includes a 3% contribution from our acquisition of Bellco. This expected range reflects the strong growth of certain of our large, low margin institutional customers, primarily within ABDC. ABSG revenue is expected to be flat to down 5% from fiscal 2007 primarily as a result of declining anemia drug sales and due to one of its former customers for oncology drugs being acquired by a competitor, as previously noted. The Pharmaceutical Distribution segment’s future revenue growth will continue to be affected by various factors such as: competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

The Pharmaceutical Distribution segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 2% and 3% in 2008 and between

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

3% and 6% per year over the next four years. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, would grow faster than the overall market.

Pharmaceutical Distribution gross profit of $537.3 million in the quarter ended March 31, 2008 increased 10% from the prior year quarter. The increase in gross profit was primarily due to revenue growth, the acquisition of Bellco, strong brand name price appreciation and an increase in generic product sales. Additionally, in the quarter ended March 31, 2008, ABSG recorded a $2.4 million gain resulting from a settlement of disputes it had with a vaccine manufacturer (refer to MBL Matter in Note 8 to the Consolidated Financial Statements). As a percentage of total revenue, gross profit in the quarter ended March 31, 2008 increased 5 basis points to 3.03% from the prior year quarter primarily due to strong brand name price appreciation and an increase in generic product sales. As we noted in our prior fiscal quarter, a major branded pharmaceutical manufacturer did not raise prices during the last three months of calendar 2007. However, as expected, the manufacturer increased prices in the March 2008 quarter which benefited gross profit. Pharmaceutical Distribution gross profit of $1.0 billion in the six months ended March 31, 2008 increased 7% from the prior year period. The increase in gross profit was primarily due to revenue growth and the acquisition of Bellco. Additionally, gross profit in the Pharmaceutical Distribution segment benefited from gains of $3.2 million and $13.2 million in the quarter and six months ended March 31, 2008, respectively, relating to favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor. As a percentage of total revenue, gross profit in the six months ended March 31, 2008 and 2007 was 2.91%.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $9.6 million and $1.6 million in the quarter ended March 31, 2008 and 2007, respectively. The LIFO charge in the current year quarter reflects strong brand name price appreciation. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $300.0 million and $590.6 million in the quarter and six months ended March 31, 2008, respectively, increased 6% from the prior year periods. These increases related to the operating expenses of our recent acquisitions, primarily those of Bellco. Additionally, during the quarter ended March 31, 2008, ABDC recorded impairment charges relating to capitalized equipment and software development totaling $4.7 million. As a percentage of total revenue, operating expenses in the quarter and six months ended March 31, 2008 decreased 4 basis points and 1 basis point from the prior year periods, respectively. These declines resulted from improvements in operating leverage primarily in ABDC where operating expenses declined despite an increase in total revenue.

Pharmaceutical Distribution operating income of $237.3 million and $429.3 million in the quarter and six months ended March 31, 2008 increased 16% and 8%, respectively, from the prior year periods. These increases were due to the gross profit growth in excess of the increases in operating expenses. As a percentage of total revenue, operating income in the quarter and six months ended March 31, 2008 increased 9 basis points and 2 basis points, respectively, from the prior year periods. The 9 basis point improvement in the current quarter ended March 31, 2008 was due to strong brand name price appreciation, an increase in generic product sales, and a reduction of operating expenses as a percentage of total revenues.

Other

The operating results of the Other segment in the quarter and six months ended March 31, 2008 only include PMSI. The operating results of the Other segment in the quarter and six months ended March 31, 2007 included

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PMSI and Long-Term Care. Therefore, the results of operations of the Other segment in the quarter and six months ended March 31, 2008 are not comparable to the prior year periods. Accordingly, the following discussion of results of operations relates only to the PMSI business.

PMSI revenue of $105.4 million and $214.0 million in the quarter and six months ended March 31, 2008 decreased 8% from the prior year periods due to customer losses and competitive pressures. PMSI revenue in fiscal 2008 is expected to be down from the prior year due to the loss of certain customers and will likely continue to be impacted significantly by competitive pressures. Revenue is also likely to be impacted in the future by changes in the regulatory environment and the pharmaceutical inflation rate. In particular, changes in state rules affecting pharmaceutical reimbursement rates could reduce revenue. In addition, the cost of complying with new state requirements affecting claims processing, such as electronic billing, could increase operational costs.

PMSI gross profit of $21.5 million and $44.7 million in the quarter and six months ended March 31, 2008 decreased 17% and 18%, respectively, from the prior year periods. As a percentage of revenue, gross profit in the quarter and six months ended March 31, 2008 declined by 2.31% and 2.58%, respectively, in comparison to the prior year periods. These declines were primarily due to the aforementioned customer losses and continuing industry competitive pressures surrounding pricing. Future gross profit will likely be impacted by industry competitive pressures and continued downward pressure on rates of reimbursement for services provided.

PMSI operating expenses of $20.7 million and $42.4 million in the quarter and six months ended March 31, 2008 increased 19% and 17%, respectively, from the prior year periods due to additional costs incurred relating to customer initiatives and investments in information technology infrastructure. Additionally, bad debt expense increased by $1.2 million and $2.1 million in the quarter and six months ended March 31, 2008, respectively, in comparison to the prior year periods. PMSI initiated a cost reduction program in the quarter ended December 31, 2007, which is expected to reduce annual operating expenses by approximately $9 million. However, there can be no assurance that the restructuring will result in the anticipated benefit.

PMSI operating income of $0.8 million and $2.3 million in the quarter and six months ended March 31, 2008 decreased 91% and 87%, respectively, from the prior year periods due to customer losses, price competition, and an increase in operating expenses. We expect the operating margin of PMSI in fiscal 2008 to be in the range of 2% to 3%, down significantly from the prior fiscal year due to customer losses, price competition, and continuing costs relating to customer initiatives and investments in its information technology infrastructure.

Due to events and changes in circumstances indicating that the carrying value of PMSI may exceed its fair value, the Company completed an impairment test for goodwill and intangible assets with indefinite lives by determining the fair value of PMSI as of March 31, 2008. The Company used an income approach, which is based on estimates of future operating performance, and a market approach to determine the fair value of PMSI as of March 31, 2008. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. The Company determined that the fair value of PMSI exceeded its net book value of $255.0 million as of March 31, 2008. The Company will continue to monitor the operating performance of PMSI for future impairment indicators. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance, including changes due to customer losses. Significant differences between these estimates and actual cash flows could result in a goodwill impairment charge.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC is the principal supplier of pharmaceuticals to the Other segment.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at March 31, 2008, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,637	$—
$500,000, 5 7/8% senior notes due 2015	498,004	—
Other	1,229	—

Total fixed-rate debt	897,870	—

Variable-Rate Debt:
Blanco revolving credit facility due 2009	55,000	—
Multi-currency revolving credit facility due 2011	271,376	467,803
Receivables securitization facility due 2009	—	500,000
Other	1,138	2,916

Total variable-rate debt	327,514	970,719

Total debt, including current portion	$1,225,384	$970,719

The Company’s aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

In April 2008, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2009. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (40 basis points over LIBOR at March 31, 2008). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (10 basis points at March 31, 2008).

The Company has a $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2008). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at March 31, 2008). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company has $500 million available under its receivables securitization facility with an expiration date of November 2009. The Company has available to it an accordion feature within the receivables securitization facility, whereby the commitment may be increased to $750 million for seasonal needs during the December and March calendar quarters. The Company exercised the accordion feature in the quarter ended March 31, 2008 to increase the commitment under its receivables securitization facility to $750 million. The amounts borrowed under the facility were paid down during the quarter ended March 31, 2008 and the amount available under the receivables securitization facility returned to the base amount of $500 million as of March 31, 2008. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee are 32.5 basis points and 12.5 basis points, respectively, as of March 31, 2008.

In January 2008, the Company’s debt rating was raised by one of the rating agencies. In accordance with the terms of the Multi-Currency Revolving Credit Facility and the Blanco Credit Facility, interest on borrowings now accrue at lower rates, reducing the LIBOR spread on both facilities from 50 basis points to 40 basis points, and reducing the facility fee for both facilities from 12.5 basis points to 10 basis points. In addition, the increase in the Company’s debt rating resulted in a reduction of the program fee under the receivables securitization facility from 35 basis points to 32.5 basis points.

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

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of its common stock, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. In November 2007, the Company’s board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions. During the six months ended March 31, 2008, the Company purchased $395.2 million of its common stock. As of March 31, 2008, the Company had approximately $302.4 million of availability remaining on its $1,350 million share repurchase program. In October 2007, the Company purchased Bellco for $162.2 million, net of $20.7 million of cash acquired. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At March 31, 2008, the Company had $327.5 million of variable-rate debt. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at March 31, 2008.

The Company had $591.4 million in cash and cash equivalents at March 31, 2008. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

The non-U.S. operations of the Company are exposed to foreign currency and exchange rate risk. The Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company’s exposure to

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

foreign exchange rates exists with the Canadian Dollar and the British Pound. The Company had no foreign currency denominated forward contracts at March 31, 2008. The Company may use derivative instruments to hedge its foreign currency exposures and not for speculative or trading purposes.

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at March 31, 2008 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,561,870	$58,097	$164,849	$765,486	$573,438
Operating leases	252,832	60,132	88,948	45,680	58,072
Other commitments	875,041	150,060	244,255	240,053	240,673

Total	$2,689,743	$268,289	$498,052	$1,051,219	$872,183

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $664.6 million as of March 31, 2008. These influenza vaccine commitments are included in “Other commitments” in the above table.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $126.7 million and is included in “Other commitments” in the above table.

As discussed in Note 3 (Income Taxes) of the Notes to the Consolidated Financial Statements, we had $55.4 million of unrecognized tax benefits as of March 31, 2008. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to allocate this amount to any particular years in the above table.

During the six months ended March 31, 2008, the Company’s operating activities provided $92.3 million of cash as compared to cash provided of $710.8 million in the prior-year period. Cash provided by operations during the six months ended March 31, 2008 was principally the result of net income of $243.7 million, an increase in accounts payable, accrued expenses and income taxes of $139.1 million, and non-cash items of $111.5 million, offset, in part, by increases in merchandise inventories of $315.8 million and accounts receivable of $84.8 million. The increase in accounts payable was less than the increase in revenue growth primarily due to the reversal of favorable timing of payments to our suppliers at September 30, 2007. Although merchandise inventories increased, the average number of inventory days on hand in the six months ended March 31, 2008 decreased by 2 days in comparison to the prior year period. Days sales outstanding were reduced by nearly 1 day to 19.1 days in the six months ended March 31, 2008 in comparison to the prior year period as ABDC, which has lower days sales outstanding, grew faster than ABSG and due to the Long-Term Care divestiture in fiscal 2007. Operating cash uses during the six months ended March 31, 2008 included $35.9 million in interest payments and $132.7 million of income tax payments, net of refunds.

During the six months ended March 31, 2007, the Company’s operating activities provided $710.8 million of cash as compared to $702.6 million in the prior year period. Cash provided by operations during the six months ended March 31, 2007 was principally the result of net income of $251.7 million, non-cash items of $106.2 million, and an increase in accounts payable, accrued expenses and income taxes of $743.3 million, offset in part by an increase in accounts receivable of $219.5 million and an increase in merchandise inventories of

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$175.5 million. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 18.7 days in the six months ended March 31, 2007 from 15.8 days in the prior year period. This increase was largely driven by the continued above-market growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Average days sales outstanding for the Other segment were 50.8 days in the six months ended March 31, 2007 compared to 43.6 days in the prior year period. The increase in the Other segment’s average days sales outstanding was primarily due to slower reimbursement under Medicare Part D in comparison to prior year’s reimbursement under Medicaid. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in sales and days payable outstanding. The increase in days payable outstanding was due to the favorable timing of payments to our suppliers and due to the strong growth of ABSG, which has a higher days payable outstanding ratio than ABDC because certain of its businesses have more favorable payment terms with their suppliers. Although merchandise inventories increased due to the increase in operating revenue, the number of inventory days on hand decreased in comparison to the prior year period. This decrease was primarily due to the benefits of fee-for-service agreements and the strong growth of the Specialty business, which has lower inventory days on hand requirements. Operating cash uses during the six months ended March 31, 2007 included $33.5 million in interest payments and $121.2 million of income tax payments, net of refunds.

Capital expenditures for the six months ended March 31, 2008 were $55.1 million and related principally to the expansion of our ABPG production facility in Rockford, Illinois, investments in warehouse expansions and improvements, information technology, and warehouse automation. The Company estimates that it will spend approximately $125 million for capital expenditures during fiscal 2008.

Capital expenditures for the six months ended March 31, 2007 were $57.4 million and related principally to improving our information technology infrastructure, investments in warehouse expansions primarily at ABSG and equipment investments made primarily by ABPG.

In October 2007, the Company acquired Bellco, a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of $20.7 million of cash acquired.

In October 2006, the Company acquired Health Advocates, a leading provider of Medicare set-aside cost containment services to insurance payors primarily within the workers’ compensation industry, for $83.8 million. In October 2006, the Company acquired IgG, a specialty pharmacy and infusion services business specializing in IVIG, for $37.2 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. In November 2006, the Company acquired AMD, a Canadian company that provides services including reimbursement support and nursing support services, for $13.4 million. Additionally, during the six months ended March 31, 2007, in connection with its fiscal 2006 acquisition of Brecon, a United Kingdom-based company, the Company made a contingent payment in the amount of $7.6 million to the former owners of Brecon. The Company also made payments of $3.6 million in the six months ended March 31, 2007 related to certain prior period acquisitions.

Net cash provided by (used in) investing activities in the six months ended March 31, 2008 and 2007 included purchases and sales of short-term investment securities. Net proceeds (purchases) relating to these investment activities in the six months ended March 31, 2008 and 2007 were $467.4 million and $(762.6) million, respectively. These short-term investment securities primarily consisted of tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income during the six months ended March 31, 2008. The Company did not have any short-term investment securities consisting of tax-exempt variable rate demand notes as of March 31, 2008.

Net borrowings under the Company’s revolving and securitization credit facilities during the six months ended March 31, 2008 were $7.1 million. Net borrowings under the Company’s revolving and securitization

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

credit facilities during the six months ended March 31, 2007 were $107.8 million and were used primarily to fund Canadian acquisition costs, to fund approximately one-half of the Brecon contingent payment, and for AmerisourceBergen Canada Corporation’s working capital requirements.

During the six months ended March 31, 2008, the Company purchased 9.0 million shares of its common stock for a total of $395.2 million. The Company previously expected to purchase between $400 million and $500 million of its common stock during fiscal 2008. Currently, based on the Company’s share repurchase activity in the first half of fiscal 2008 and its expected cash flow in the second half of the fiscal year, the Company expects to purchase a majority of its $302.4 million of availability remaining under its outstanding share repurchase program as of March 31, 2008 during the next six months. In April 2008, the Company purchased an additional 1.1 million shares of its common stock for a total of $45.8 million. During the six months ended March 31, 2007, the Company purchased 8.7 million shares of its common stock for a total of $396.2 million.

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

Recently Issued Financial Accounting Standards

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Effective October 1, 2007, the Company adopted the provisions of FIN No. 48. Refer to Note 3 for additional information regarding the Company’s adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company’s financial assets and liabilities in fiscal 2009 and nonfinancial assets and liabilities in fiscal 2010. The Company is currently evaluating the impact of adopting this standard.

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; competitive pressures; the loss of one or more key customer or supplier relationships; changes in customer mix; customer or supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes (including increased government regulation of the pharmaceutical supply channel); government enforcement initiatives (including (i) the imposition of increased obligations upon pharmaceutical distributors to detect and prevent suspicious orders of controlled substances (ii) the commencement of further administrative actions by the U.S. Drug Enforcement Administration seeking to suspend or revoke the license of any of the Company’s distribution facilities to distribute controlled substances, (iii) the commencement of any enforcement actions by any U.S. Attorney alleging violation of laws and regulations regarding diversion of controlled substances and suspicious order monitoring), or (iv) the commencement of any administrative actions by the board of pharmacy of any state seeking to suspend, revoke or otherwise restrict the ability of any of the Company’s distribution facilities or businesses to distribute or dispense pharmaceuticals in such state; changes in U.S. government policies (including reimbursement changes arising from federal legislation, including the Medicare Modernization Act and the Deficit Reduction Act of 2005); changes in regulatory or clinical medical guidelines, reimbursement practices and/or labeling for the pharmaceuticals we distribute, including erythropoiesis-stimulating agents (ESAs) used to treat anemia patients; price inflation in branded pharmaceuticals and price deflation in generics; fluctuations in market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar—Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; any disruption to or other adverse effects upon the PMSI workers’ compensation business caused by the Company’s decision to terminate its previously-announced sale process for PMSI; further declines in PMSI’s performance due further customer losses, reimbursement reductions and/or competitive pressures; the inability of the Company to undertake profit improvement initiatives and other measures to improve PMSI’s performance; the inability of the Company to successfully complete any other transaction that the Company may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act of 1934.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risk is the effect of fluctuations in interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 on page 37.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2008 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

President Bush’s fiscal year 2009 budget proposal, released February 4, 2008, includes a series of proposals impacting Medicare and Medicaid, included a proposal to further reduce the Medicaid federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP and replace the “best price” component of the Medicaid drug rebate formula with a budget-neutral flat rebate. Many of the proposed policy changes would require Congressional approval to implement. There can be no assurances that future revisions to Medicare or Medicaid payments, if enacted, will not have an adverse impact on our business.

Our operating revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, CMS’s review of reimbursement policies for these drugs, and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. The FDA held a meeting in September 2007 to discuss updated information about the safety of these anemia drugs for patients with chronic renal failure. On November 8, 2007, the FDA announced revised boxed warnings and other safety-related product labeling changes for these drugs addressing the risks posed to patients with cancer or chronic kidney failure. Moreover, on January 3, 2008, the FDA announced that it is reviewing new data from two studies concerning the possible risks associated with erythropoiesis stimulating agents and may take additional action with regard to these drugs. In March 2008, manufacturers of certain anemia products announced further labeling revisions to reflect additional safety information. CMS also has indicated that it may impose additional restrictions on Medicare coverage in the future. Any further changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues.

First DataBank, Inc. (“First DataBank”) publishes drug databases that contain drug information and pricing data. The pricing data includes average wholesale price, or AWP, which is a pricing benchmark widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers. AWP is also used to establish the pricing of pharmaceuticals to certain of our pharmaceutical distribution customers in Puerto Rico. In October 2006, First DataBank agreed to a proposed settlement in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation CA N. 1:05-CV-11148-PBS (U.S. Dist. Ct. Mass) that would require First DataBank to stop publishing AWP two years after the settlement becomes effective, unless a competitor of First DataBank is publishing AWP at that future time. The settlement would also require First DataBank to change the way it calculates AWP during the two-year interim period. In a related case, District Council 37 Health Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (U.W. Dist. Ct. Mass), in which Medi-Span is accused of misrepresenting pharmaceutical prices in reliance on First DataBank’s published pricing data, the parties agreed to a similar proposed settlement. The proposed settlement, however, was rejected by the district court hearing the case at a January 22, 2008 hearing. The court ordered the parties to report back with respect to issues raised at the hearing and whether the settlement may be revised with respect to such issues. The parties filed amendments to the proposed settlement on March 19, 2008 and, at a status conference hearing that day, the court asked the parties to further revise the settlement. We continue to evaluate the potential impact that a proposed settlement could have on the business of our customers and our business. If a revised settlement or other resolution of the case is proposed, we will evaluate the potential impact of such settlement or other resolution on us at that time. There can be no assurance that a settlement or other resolution, if approved, would not have an adverse impact on the business of our customers and/or our business.

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

(c)    Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	—	—	—	$386,137,725
February 1 to February 29	1,175,700	$44.75	1,175,700	$333,519,985
March 1 to March 31	767,205	$40.51	767,205	$302,443,669

Total	1,942,905	$43.08	1,942,905

a)	In May 2007, the Company announced a program to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. Through March 31, 2008, the Company purchased a total of 22.8 million shares under this program for $1,047.6 million. There is no expiration date related to this program.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 28, 2008 in Philadelphia, Pennsylvania. At the meeting, the stockholders of the Company were asked to vote upon the following matters and cast their votes as set forth below.

Election of Directors. The three nominees each were elected to a three-year term expiring in 2011 by the following vote:

Nominee	For	Withheld
Charles H. Cotros	140,573,016	2,881,886
Jane E. Henney, M.D.	140,280,083	3,174,819
R. David Yost	140,144,088	3,310,814

Directors whose term of office continued after the Annual Meeting were: Richard C. Gozon, Michael J. Long, and J. Lawrence Wilson, each of whose terms expire in 2009, and Edward E. Hagenlocker and Henry W. McGee, each of whose terms expire in 2010.

Independent Registered Public Accountants. The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008 was ratified by the following vote:

Nominee	For	Withheld
Ernst & Young LLP	139,754,846	3,700,056

ITEM 6.	Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 7, 2008	/s/ R. DAVID YOST
R. David Yost
President and Chief Executive Officer

May 7, 2008	/s/ MICHAEL D. DICANDILO
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer