Form 10-Q
period 2008-06-30
AMERISOURCEBERGEN CORP
filed 2008-08-06
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2008 was 158,461,460.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$583,086	$640,204
Short term securities available-for-sale	—	467,419
Accounts receivable, less allowances for returns and doubtful accounts: $387,890 at June 30, 2008 and $374,121 at September 30, 2007	3,667,083	3,415,772
Merchandise inventories	4,116,250	4,097,811
Prepaid expenses and other	27,420	31,828
Assets held for sale	53,952	284,818

Total current assets	8,447,791	8,937,852

Property and equipment, at cost:
Land	35,774	35,793
Buildings and improvements	255,835	239,702
Machinery, equipment and other	513,827	479,854

Total property and equipment	805,436	755,349
Less accumulated depreciation	284,213	261,702

Property and equipment, net	521,223	493,647

Other assets:
Goodwill	2,548,026	2,411,949
Intangibles, deferred charges and other	471,300	466,616

Total other assets	3,019,326	2,878,565

TOTAL ASSETS	$11,988,340	$12,310,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,039,074	$6,964,594
Accrued expenses and other	283,496	334,190
Current portion of long-term debt	1,872	476
Accrued income taxes	3,379	32,099
Deferred income taxes	522,908	506,414
Liabilities held for sale	20,773	26,337

Total current liabilities	7,871,502	7,864,110

Long-term debt, net of current portion	1,231,199	1,227,077
Other liabilities	161,674	119,157

Stockholders’ equity:
Common stock, $0.01 par value—authorized: 600,000,000 shares; issued and outstanding: 240,181,763 shares and 158,867,290 shares at June 30, 2008, respectively, and 237,926,795 and 169,476,139 shares at September 30, 2007, respectively	2,402	2,379
Additional paid-in capital	3,674,500	3,583,387
Retained earnings	2,376,097	2,286,489
Accumulated other comprehensive loss	(8,071)	(5,247)
Treasury stock, at cost: 81,314,473 shares at June 30, 2008 and 68,450,656 shares at September 30, 2007	(3,320,963)	(2,767,288)

Total stockholders’ equity	2,723,965	3,099,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,988,340	$12,310,064

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Operating revenue	$17,507,497	$15,289,657	$50,857,011	$46,067,640
Bulk deliveries to customer warehouses	489,169	1,054,319	2,174,876	3,311,953

Total revenue	17,996,666	16,343,976	53,031,887	49,379,593
Cost of goods sold	17,498,621	15,773,173	51,512,338	47,662,277

Gross profit	498,045	570,803	1,519,549	1,717,316
Operating expenses:
Distribution, selling, and administrative	271,098	341,855	821,404	1,031,651
Depreciation	17,440	18,348	50,398	51,810
Amortization	4,117	4,247	13,152	12,438
Facility consolidations, employee severance and other	7,865	3,496	9,426	9,654

Operating income	197,525	202,857	625,169	611,763
Other loss	768	3,516	513	3,958
Interest expense, net	15,966	6,313	51,081	24,324

Income from continuing operations before income taxes	180,791	193,028	573,575	583,481
Income taxes	68,026	67,147	219,573	218,430

Income from continuing operations	112,765	125,881	354,002	365,051
(Loss) income from discontinued operations, net of income taxes (Note 2)	(220,785)	4,027	(218,350)	16,540

Net (loss) income	$(108,020)	$129,908	$135,652	$381,591

Basic earnings per share:
Continuing operations	$0.71	$0.68	$2.18	$1.93
Discontinued operations	(1.38)	0.02	(1.35)	0.09
Rounding	(0.01)	—	0.01	—

Total	$(0.68)	$0.70	$0.84	$2.02

Diluted earnings per share:
Continuing operations	$0.70	$0.67	$2.16	$1.91
Discontinued operations	(1.37)	0.02	(1.33)	0.09
Rounding	—	—	—	(0.01)

Total	$(0.67)	$0.69	$0.83	$1.99

Weighted average common shares outstanding:
Basic	159,532	185,172	162,047	188,795
Diluted	161,117	187,951	163,977	191,590
Cash dividends declared per share of common stock	$0.075	$0.05	$0.225	$0.15

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
(in thousands)	2008	2007

OPERATING ACTIVITIES
Net income	$135,652	$381,591
Loss (income) from discontinued operations	218,350	(16,540)

Income from continuing operations	354,002	365,051
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	57,916	57,976
Amortization, including amounts charged to interest expense	15,698	16,269
Provision for doubtful accounts	12,668	29,429
Provision for deferred income taxes	33,533	10,547
Share-based compensation	19,383	18,295
Other expense	513	994
Loss on disposal of property and equipment	847	220
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(164,496)	(138,052)
Merchandise inventories	94,893	300,664
Prepaid expenses and other assets	14,253	3,970
Accounts payable, accrued expenses and income taxes	(223,822)	388,987
Other	(815)	3,016

Net cash provided by operating activities—continuing operations	214,573	1,057,366
Net cash provided by operating activities—discontinued operations	8,382	22,961

NET CASH PROVIDED BY OPERATING ACTIVITIES	222,955	1,080,327

INVESTING ACTIVITIES
Capital expenditures	(80,621)	(79,026)
Cost of acquired companies, net of cash acquired	(162,220)	(85,652)
Proceeds from sales of property and equipment	1,417	6,443
Proceeds from the sales of other assets	1,176	4,852
Purchases of investment securities available-for-sale	(909,105)	(5,118,543)
Proceeds from sale of investment securities available-for-sale	1,376,524	4,232,183

Net cash provided by (used in) investing activities—continuing operations	227,171	(1,039,743)
Net cash used in investing activities—discontinued operations	(1,273)	(88,497)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	225,898	(1,128,240)

FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	5,444,255	561,989
Repayments under revolving and securitization credit facilities	(5,430,493)	(458,310)
Deferred financing costs and other	(905)	(2,157)
Purchases of common stock	(553,675)	(888,390)
Exercise of stock options, including excess tax benefits of $11,202 and $18,723 in fiscal 2008 and 2007, respectively	72,220	89,958
Cash dividends on common stock	(36,748)	(28,515)
Purchases of common stock for employee stock purchase plan	(468)	(921)

Net cash used in financing activities—continuing operations	(505,814)	(726,346)
Net cash used in financing activities—discontinued operations	(157)	—

NET CASH USED IN FINANCING ACTIVITIES	(505,971)	(726,346)

DECREASE IN CASH AND CASH EQUIVALENTS	(57,118)	(774,259)
Cash and cash equivalents at beginning of period	640,204	1,261,268

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$583,086	$487,009

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the interim periods ended June 30, 2008 and 2007 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

On July 31, 2007, the Company completed the spin-off of its PharMerica Long-Term Care business (“Long-Term Care”). Beginning August 1, 2007, the operating results of Long-Term Care are no longer included in the operating results of the Company. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of Long-Term Care are not reported as a discontinued operation of the Company because of the significance of the continuing cash flows resulting from the pharmaceutical distribution agreement entered into between the disposed component and the Company. Accordingly, for periods prior to August 1, 2007, the Company’s operating results include Long-Term Care. The Pharmaceutical Distribution segment’s sales to Long-Term Care in the three and nine months ended June 30, 2007 were $211.5 million and $645.4 million, respectively, and were eliminated in consolidation in the Company’s historical operating results.

Goodwill and Other Intangible Assets

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, “Goodwill and Other Intangible Assets,” a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). During the three months ended June 30, 2008, PMSI experienced customer losses and learned that it would lose its largest customer at the end of calendar year 2008, and as a result, the Company committed to a plan as of June 30, 2008 to divest PMSI. The Company recorded a goodwill impairment charge of $199.1 million in addition to a charge of $23.4 million to record the estimated loss on the sale of PMSI as of June 30, 2008 (see Note 2 – Discontinued Operations).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective October 1, 2007, the Company adopted the provisions of FIN No. 48 (see Note 4 for additional information regarding the Company’s adoption of FIN No. 48).

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

Note  2.    Discontinued Operations

As of June 30, 2008, the Company committed to a plan to divest its workers’ compensation business, PMSI. In accordance with SFAS No. 144, the Company classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheets and classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for all current and prior fiscal periods presented. Previously, PMSI was included in the Company’s Other reportable segment. PMSI’s revenue and (loss) income before income taxes were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Revenue	$97,584	$116,603	$311,576	$349,133
(Loss) income before income taxes	(196,281)	6,702	(192,248)	27,526

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

On July 23, 2008, the Company signed an agreement to sell PMSI for approximately $40 million, which is subject to closing adjustments and includes a cash payment of $25 million upon closing plus a $15 million subordinated note payable due from PMSI on the fifth anniversary of the closing date (the “maturity date”). Interest, which accrues at an annual rate of 7%, shall be payable in cash on a quarterly basis if PMSI achieves a defined minimum fixed charge coverage ratio or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the form of a subordinated note payable due from PMSI on the maturity date. The Company expects to complete the transaction by the end of September 2008. The Company recorded a non-cash charge of $222.5 million as of June 30, 2008 to reduce the carrying value of PMSI. The $222.5 million charge, which is included in the loss from discontinued operations for the three and nine months ended June 30, 2008, was comprised of a $199.1 million write-off of PMSI’s goodwill and a $23.4 million charge to record the Company’s estimated loss on the sale of PMSI. No tax benefit was recorded in connection with the above charge as the loss on disposal will be treated as a capital loss for income tax purposes, and the Company does not have any capital gains to offset the capital loss.

The following table summarizes the assets and liabilities of PMSI as of June 30, 2008 and September 30, 2007 (in thousands):

	June 30, 2008	September 30, 2007
Assets:
Accounts receivable	$52,030	$56,586
Goodwill	—	199,106
Other assets	1,922	29,126

Liabilities:
Accounts payable	15,832	24,188
Other liabilities	4,941	2,149

Net assets	$33,179	$258,481

Note 3.     Acquisition

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

Had the acquisition of Bellco been completed as of October 1, 2006, the Company’s total revenue, net income, and diluted earnings per share for the three and nine months ended June 30, 2007 would not have been materially different than the amounts recorded for those periods.

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

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2005 and subsequent years remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS is currently examining the Company’s tax return for fiscal 2006. In Canada, the Company is currently under examination for fiscal years 2005 and 2006.

As of October 1, 2007, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $58.5 million ($41.8 million net of federal benefit). Included in this amount is $18.5 million of interest and penalties, which the Company continues to record as income tax expense. If recognized, net of federal benefit, $39.9 million of the Company’s unrecognized tax benefit would reduce income tax expense and the effective tax rate. Also, if recognized, net of federal benefit, $1.9 million of the Company’s unrecognized tax benefit would result in a decrease to goodwill.

During the nine months ended June 30, 2008, there was a reduction in unrecognized tax benefits of $6.9 million primarily due to the settlements of state tax issues and the expiration of statutes of limitations. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $8.8 million.

Note 5.    Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill for the nine months ended June 30, 2008 (in thousands):

Goodwill at September 30, 2007	$2,411,949
Goodwill recognized in connection with acquisition (see Note 3)	139,814
Foreign currency translation	(3,737)

Goodwill at June 30, 2008	$2,548,026

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	June 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles—trade names	$258,319	$—	$258,319	$258,587	$—	$258,587

Finite-lived intangibles:
Customer relationships	120,834	(42,052)	78,782	99,546	(39,048)	60,498
Other	30,306	(19,038)	11,268	31,625	(19,374)	12,251

Total other intangible assets	$409,459	$(61,090)	$348,369	$389,758	$(58,422)	$331,336

Amortization expense for other intangible assets was $13.2 million and $12.4 million in the nine months ended June 30, 2008 and 2007, respectively. Amortization expense for other intangible assets is estimated to be $17.2 million in fiscal 2008, $16.0 million in fiscal 2009, $15.2 million in fiscal 2010, $14.2 million in fiscal 2011, $12.2 million in fiscal 2012, and $28.5 million thereafter.

Note 6.    Debt

Debt consisted of the following (in thousands):

	June 30, 2008	September 30, 2007
Blanco revolving credit facility at 3.03% and 6.07%, respectively, due 2009	$55,000	$55,000
Multi-currency revolving credit facility at 4.30% and 5.61%, respectively, due 2011	278,866	274,716
$400,000, 5 5/8% senior notes due 2012	398,705	398,500
$500,000, 5 7/8% senior notes due 2015	498,058	497,896
Other	2,442	1,441

Total debt	1,233,071	1,227,553
Less current portion	1,872	476

Total, net of current portion	$1,231,199	$1,227,077

The Company has a $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2008). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at June 30, 2008). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

excluded subsidiaries and asset sales. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In June 2008, the Company increased its availability under the receivables securitization facility from $500 million to $975 million, of which $181.2 million expires in June 2009 and $793.8 million expires in November 2009. The Company continues to have available to it an accordion feature whereby the commitment may be increased, upon lender approval, to $1.2 billion for seasonal needs during the December and March calendar quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee, on average, were 53 basis points and 20 basis points, respectively, at June 30, 2008.

In April 2008, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2009. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (55 basis points over LIBOR at June 30, 2008). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (10 basis points at June 30, 2008). The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying balance sheet at June 30, 2008 because the Company has both the ability and intent to refinance it on a long-term basis.

In January 2008, the Company’s debt rating was raised by one of the rating agencies. In accordance with the terms of the Multi-Currency Revolving Credit Facility and the Blanco Credit Facility, interest on borrowings began accruing at lower rates, reducing the LIBOR spread and the facility fee on both facilities. In July 2008, the Company’s debt rating was raised by another rating agency, and, as a result, the Company’s senior unsecured debt is now rated investment grade by the three primary rating agencies. While the July 2008 ratings upgrade does not affect the Company’s borrowing rates, it will no longer be required to maintain minimum earnings to fixed charges ratios, in connection with the Multi-Currency Revolving Credit Facility.

Note 7.    Stockholders’ Equity and Earnings Per Share

The following table illustrates comprehensive income for the three and nine months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(108,020)	$129,908	$135,652	$381,591
Foreign currency translation adjustments and other	(7)	7,193	(2,824)	5,932

Comprehensive (loss) income	$(108,027)	$137,101	$132,828	$387,523

In November 2007, the Company’s board of directors increased the quarterly dividend by 50% to $0.075 per share.

In May 2007, the Company’s board of directors authorized the Company to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

conditions. During the nine months ended June 30, 2008, the Company purchased 12.9 million shares of its common stock under this program for a total of $553.7 million. The Company has $144.0 million of availability remaining under its share repurchase program as of June 30, 2008. The Company expects to utilize the majority of the availability remaining by the end of September 30, 2008.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options and restricted stock.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2008	2007	2008	2007
Weighted average common shares outstanding—basic	159,532	185,172	162,047	188,795
Effect of dilutive securities—stock options and restricted stock	1,585	2,779	1,930	2,795

Weighted average common shares outstanding—diluted	161,117	187,951	163,977	191,590

Note 8.    Facility Consolidations, Employee Severance and Other

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three and nine months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Facility consolidations and employee severance	$7,798	$2,059	$7,286	$4,695
Information technology transition costs	—	519	—	1,481
Costs related to business divestitures	67	782	2,140	6,442
Loss (gain) on sale of assets	—	136	—	(2,964)

Total facility consolidations, employee severance and other	$7,865	$3,496	$9,426	$9,654

During the three months ended June 30, 2008, the Company announced a more streamlined organizational structure and introduced a program (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company has reduced various operating costs and terminated certain positions. The Company currently expects to incur the majority of employee severance costs related to the above efforts through December 31, 2008. During the three months ended June 30, 2008, the Company terminated 58 employees and incurred $7.6 million of employee severance costs. During the nine months ended June 30, 2008, the Company reversed $1.0 million of employee severance charges previously estimated and recorded relating to its prior integration plan. Most employees receive their severance benefits over a period, generally not in excess of 12 months, while others may receive a lump-sum payment.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table displays the activity in accrued expenses and other from September 30, 2007 to June 30, 2008 (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2007	$10,997	$4,865	$15,862
Expense recorded during the period	6,618	2,808	9,426
Payments made during the period	(951)	(3,307)	(4,258)

Balance as of June 30, 2008	$16,664	$4,366	$21,030

The employee severance balance set forth in the above table as of June 30, 2008 also includes an accrual for the Bergen Brunswig Matter as described in Note 9. The lease cancellation costs and other balance set forth in the above table as of June 30, 2008 primarily consists of an accrual for information technology transition costs payable to IBM Global Services.

Note 9.    Legal Matters and Contingencies

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

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded a charge of $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. Subsequent to the Court’s ruling, the Company had continued to accrue interest on the amount awarded to the executive by the Court. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company appealed the ruling of the Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The Company continues to accrue interest on the remaining liability to the executive, pending the final resolution of this matter. The former executive filed a petition with the Supreme Court of California for review of the October 12, 2007 appellate decision. The Supreme Court of California denied the petition on January 23, 2008. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator in accordance with the Court of Appeal’s decision of October 12, 2007. On June 10, 2008, the Plan Administrator issued a decision that the executive is entitled to receive approximately $6.9 million in supplemental retirement benefits plus interest, less the $1.9 million already paid to the executive under the Plan. The executive has appealed this determination and a hearing on his appeal is scheduled to be held in late August 2008 before a Review Official appointed by the Plan Administrator.

Bridge Medical Matter

In March 2004, the former stockholders of Bridge Medical, Inc. (“Bridge”) commenced an action against the Company in the Court of Chancery of the State of Delaware (the “Chancery Action”) claiming that they were entitled to payment of certain contingent purchase price amounts that were provided under the terms of an agreement under which the Company acquired Bridge in January 2003. In July 2005, the Company sold substantially all of the assets of Bridge. The contingent purchase price amounts at issue were conditioned upon the achievement by Bridge of certain earnings levels in calendar 2003 and calendar 2004 (collectively, the “Earnout Period”). The maximum amount that was payable in respect of calendar 2003 was $21 million and the maximum amount that was payable in respect of calendar 2004 was $34 million. The former stockholders of Bridge alleged (i) that the Company did not properly adhere to the terms of the acquisition agreement in calculating that no contingent purchase price amounts were due and (ii) that the Company breached certain obligations to assist the Bridge sales force and promote the Bridge bedside point-of-care patient safety product during the Earnout Period and that such breaches prevented Bridge from obtaining business that Bridge otherwise would have obtained. The trial of the Chancery Action and post-trial briefing were completed during May and June 2007. In September 2007, the Delaware Court of Chancery ruled that the former stockholders of Bridge

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

were entitled to a payment of $21 million for earnout amounts, plus prejudgment interest in the amount of $5.9 million. As a result of the court’s decision, the Company recorded a charge of $24.6 million, net of income taxes, in the fiscal year ended September 30, 2007. The Company expects to receive a tax benefit only with respect to interest incurred in this matter. The Company appealed the decision of the Delaware Court of Chancery and in April 2008, the Delaware Supreme Court affirmed the judgment of the Delaware Chancery Court. In April 2008, the Company paid the judgment of $28.1 million, which included post-judgment interest.

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

In the fourth quarter of fiscal 2007, the Company had recorded a $27.8 million write-down to estimated net realizable value for the TD vaccines, which remained unsold as of September 30, 2007. In March 2008, the parties entered into a settlement agreement resolving all disputes between them. As a result of the settlement, the Company recorded a $2.4 million gain in the nine months ended June 30, 2008.

Note 10.    Litigation Settlements

Antitrust Settlements

During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the three months ended June 30, 2007, the Company recognized a gain of $31.9 million relating to the above-mentioned class action lawsuits. During the nine months ended June 30, 2008 and 2007, the Company recognized gains of $1.6 million and $35.6 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Other Settlements

During the nine months ended June 30, 2008, the Company recognized gains of $13.2 million as reductions to cost of goods sold in the Company’s consolidated statements of operations resulting from favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11.    Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations are currently comprised of two reportable segments: Pharmaceutical Distribution and Other. The Pharmaceutical Distribution reportable segment is currently comprised of four operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), Bellco Health (“Bellco”), and the AmerisourceBergen Packaging Group (“ABPG”). The Company is currently in the process of integrating Bellco’s separate operations within ABDC and ABSG. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and excludes PMSI, which has been reclassified to discontinued operations.

The following tables illustrate reportable segment information for the three and nine months ended June 30 (in thousands):

	Total Revenue
	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Pharmaceutical Distribution	$17,996,666	$16,248,832	$53,031,887	$49,083,637
Other	—	306,670	—	941,385
Intersegment eliminations	—	(211,526)	—	(645,429)

Total revenue	$17,996,666	$16,343,976	$53,031,887	$49,379,593

Management previously evaluated segment performance based on revenue excluding bulk deliveries to customer warehouses. Beginning with the three months ended March 31, 2008, management has been evaluating segment performance based on total revenue. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC was the principal supplier of pharmaceuticals to the Other segment.

	Operating Income
	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Pharmaceutical Distribution	$205,390	$168,312	$633,010	$564,631
Other	—	6,122	—	21,224
Facility consolidations, employee severance and other	(7,865)	(3,496)	(9,426)	(9,654)
Gain on antitrust litigation settlements	—	31,919	1,585	35,562

Operating income	197,525	202,857	625,169	611,763
Other loss	768	3,516	513	3,958
Interest expense, net	15,966	6,313	51,081	24,324

Income before income taxes	$180,791	$193,028	$573,575	$583,481

Segment operating income is evaluated before other loss; interest expense, net; facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses were allocated to the two reportable segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.    Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2008 and September 30, 2007, statements of operations for the three and nine months ended June 30, 2008 and 2007, and statements of cash flows for the nine months ended June 30, 2008 and 2007.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$430,714	$83,999	$68,373	$—	$583,086
Accounts receivable, net	234	1,269,820	2,397,029	—	3,667,083
Merchandise inventories	—	3,976,587	139,663	—	4,116,250
Prepaid expenses and other	52	24,150	3,218		27,420
Assets held for sale	—	53,952	—	—	53,952

Total current assets	431,000	5,408,508	2,608,283	—	8,447,791
Property and equipment, net	—	493,371	27,852	—	521,223
Goodwill	—	2,423,853	124,173	—	2,548,026
Intangibles, deferred charges and other	12,966	432,478	25,856	—	471,300
Intercompany investments and advances	2,869,565	3,683,902	(2,038,311)	(4,515,156)	—

Total assets	$3,313,531	$12,442,112	$747,853	$(4,515,156)	$11,988,340

Current liabilities:
Accounts payable	$—	$6,887,209	$151,865	$—	$7,039,074
Accrued expenses and other	(307,197)	585,139	8,933	—	286,875
Current portion of long-term debt	—	—	1,872	—	1,872
Deferred income taxes	—	524,184	(1,276)		522,908
Liabilities held for sale	—	20,773	—	—	20,773

Total current liabilities	(307,197)	8,017,305	161,394	—	7,871,502
Long-term debt, net of current portion	896,763	—	334,436	—	1,231,199
Other liabilities	—	154,780	6,894	—	161,674
Total stockholders’ equity	2,723,965	4,270,027	245,129	(4,515,156)	2,723,965

Total liabilities and stockholders’ equity	$3,313,531	$12,442,112	$747,853	$(4,515,156)	$11,988,340

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$500,246	$58,259	$81,699	$—	$640,204
Short-term investment securities	467,419	—	—	—	467,419
Accounts receivable, net	1,292	1,116,065	2,298,415	—	3,415,772
Merchandise inventories	—	3,949,058	148,753	—	4,097,811
Prepaid expenses and other	59	28,890	2,879	—	31,828
Assets held for sale	—	284,818	—	—	284,818

Total current assets	969,016	5,437,090	2,531,746	—	8,937,852
Property and equipment, net	—	468,367	25,280	—	493,647
Goodwill	—	2,284,038	127,911	—	2,411,949
Intangibles, deferred charges and other	14,939	422,903	28,774	—	466,616
Intercompany investments and advances	2,732,898	4,682,194	(1,910,967)	(5,504,125)	—

Total assets	$3,716,853	$13,294,592	$802,744	$(5,504,125)	$12,310,064

Current liabilities:
Accounts payable	$—	$6,792,614	$171,980	$—	$6,964,594
Accrued expenses and other	(279,263)	636,576	8,976	—	366,289
Current portion of long-term debt	—	—	476	—	476
Deferred income taxes	—	507,690	(1,276)	—	506,414
Liabilities held for sale	—	26,337	—	—	26,337

Total current liabilities	(279,263)	7,963,217	180,156	—	7,864,110
Long-term debt, net of current portion	896,396	—	330,681	—	1,227,077
Other liabilities	—	112,988	6,169	—	119,157
Total stockholders’ equity	3,099,720	5,218,387	285,738	(5,504,125)	3,099,720

Total liabilities and stockholders’ equity	$3,716,853	$13,294,592	$802,744	$(5,504,125)	$12,310,064

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$17,051,022	$456,475	$—	$17,507,497
Bulk deliveries to customer warehouses	—	489,169	—	—	489,169

Total revenue	—	17,540,191	456,475	—	17,996,666
Cost of goods sold	—	17,064,956	433,665	—	17,498,621

Gross profit	—	475,235	22,810	—	498,045
Operating expenses:
Distribution, selling and administrative	—	283,730	(12,632)	—	271,098
Depreciation	—	16,799	641	—	17,440
Amortization	—	3,254	863	—	4,117
Facility consolidations, employee severance and other	—	7,865	—	—	7,865

Operating income	—	163,587	33,938	—	197,525
Other loss	—	768	—	—	768
Interest expense (income), net	44,296	(48,040)	19,710	—	15,966

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(44,296)	210,859	14,228	—	180,791
Income taxes	(15,504)	78,398	5,132	—	68,026

(Loss) income from continuing operations	(28,792)	132,461	9,096	—	112,765
Loss from discontinued operations	—	(220,785)	—	—	(220,785)
Equity in earnings of subsidiaries	(79,228)	—	—	79,228	—

Net (loss) income	$(108,020)	$(88,324)	$9,096	$79,228	$(108,020)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$14,847,096	$442,561	$—	$15,289,657
Bulk deliveries to customer warehouses	—	1,054,314	5	—	1,054,319

Total revenue	—	15,901,410	442,566	—	16,343,976
Cost of goods sold	—	15,351,252	421,921	—	15,773,173

Gross profit	—	550,158	20,645	—	570,803
Operating expenses:
Distribution, selling and administrative	—	351,073	(9,218)	—	341,855
Depreciation	—	17,786	562	—	18,348
Amortization	—	3,419	828	—	4,247
Facility consolidations, employee severance and other	—	3,496	—	—	3,496

Operating income	—	174,384	28,473	—	202,857
Other loss	—	3,516	—	—	3,516
Interest expense (income), net	16,737	(42,347)	31,923	—	6,313

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(16,737)	213,215	(3,450)	—	193,028
Income taxes	(5,858)	74,107	(1,102)	—	67,147

(Loss) income from continuing operations	(10,879)	139,108	(2,348)	—	125,881
Income from discontinued operations	—	4,027	—	—	4,027
Equity in earnings of subsidiaries	140,787	—	—	(140,787)	—

Net income (loss)	$129,908	$143,135	$(2,348)	$(140,787)	$129,908

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$49,476,629	$1,380,382	$—	$50,857,011
Bulk deliveries to customer warehouses	—	2,174,870	6	—	2,174,876

Total revenue	—	51,651,499	1,380,388	—	53,031,887
Cost of goods sold	—	50,198,955	1,313,383	—	51,512,338

Gross profit	—	1,452,544	67,005	—	1,519,549
Operating expenses:
Distribution, selling and administrative	—	858,066	(36,662)	—	821,404
Depreciation	—	48,356	2,042	—	50,398
Amortization	—	10,523	2,629	—	13,152
Facility consolidations, employee severance and other	—	9,426	—	—	9,426

Operating income	—	526,173	98,996	—	625,169
Other loss	—	513	—	—	513
Interest expense (income), net	117,799	(145,987)	79,269	—	51,081

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(117,799)	671,647	19,727	—	573,575
Income taxes	(41,230)	252,968	7,835	—	219,573

(Loss) income from continuing operations	(76,569)	418,679	11,892	—	354,002
Loss from discontinued operations	—	(218,350)	—	—	(218,350)
Equity in earnings of subsidiaries	212,221	—	—	(212,221)	—

Net income	$135,652	$200,329	$11,892	$(212,221)	$135,652

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating revenue	$—	$44,744,543	$1,323,097	$—	$46,067,640
Bulk deliveries to customer warehouses	—	3,311,939	14	—	3,311,953

Total revenue	—	48,056,482	1,323,111	—	49,379,593
Cost of goods sold	—	46,401,911	1,260,366	—	47,662,277

Gross profit	—	1,654,571	62,745	—	1,717,316
Operating expenses:
Distribution, selling and administrative	—	1,064,171	(32,520)	—	1,031,651
Depreciation	—	50,234	1,576	—	51,810
Amortization	—	10,033	2,405	—	12,438
Facility consolidations, employee severance and other	—	9,654	—	—	9,654

Operating income	—	520,479	91,284	—	611,763
Other loss	—	3,958	—	—	3,958
Interest expense (income), net	46,090	(119,481)	97,715	—	24,324

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(46,090)	636,002	(6,431)	—	583,481
Income taxes	(16,132)	236,449	(1,887)	—	218,430

(Loss) income from continuing operations	(29,958)	399,553	(4,544)	—	365,051
Income from discontinued operations	—	16,540	—	—	16,540
Equity in earnings of subsidiaries	411,549	—	—	(411,549)	—

Net income (loss)	$381,591	$416,093	$(4,544)	$(411,549)	$381,591

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2008
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$135,652	$200,329	$11,892	$(212,221)	$135,652
Loss from discontinued operations	—	218,350	—	—	218,350

Income from continuing operations	135,652	418,679	11,892	(212,221)	354,002
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities	(237,117)	(10,032)	(104,501)	212,221	(139,429)

Net cash (used in) provided by operating activities—continuing operations	(101,465)	408,647	(92,609)	—	214,573
Net cash provided by operating activities—discontinued operations	—	8,382	—	—	8,382

Net cash (used in) provided by operating activities	(101,465)	417,029	(92,609)	—	222,955

Capital expenditures	—	(73,880)	(6,741)	—	(80,621)
Cost of acquired companies, net of cash acquired	—	(162,220)	—	—	(162,220)
Proceeds from sales of property and equipment	—	1,384	33	—	1,417
Proceeds from sales of other assets	—	1,176	—	—	1,176
Net sales of investment securities available-for-sale	467,419	—	—	—	467,419

Net cash provided by (used in) investing activities—continuing operations	467,419	(233,540)	(6,708)	—	227,171
Net cash used in investing activities—discontinued operations	—	(1,273)	—	—	(1,273)

Net cash provided by (used in) investing activities	467,419	(234,813)	(6,708)	—	225,898

Net borrowings under revolving and securitization credit facilities	—	—	13,762	—	13,762
Deferred financing costs and other	(468)	(382)	(523)	—	(1,373)
Purchases of common stock	(553,675)	—	—	—	(553,675)
Exercise of stock options, including excess tax benefit	72,220	—	—	—	72,220
Cash dividends on common stock	(36,748)	—	—	—	(36,748)
Intercompany financing and advances	83,185	(156,237)	73,052	—	—

Net cash (used in) provided by financing activities—continuing operations	(435,486)	(156,619)	86,291	—	(505,814)
Net cash used in financing activities—discontinued operations	—	(157)	—	—	(157)

Net cash (used in) provided by financing activities	(435,486)	(156,776)	86,291	—	(505,971)

(Decrease) increase in cash and cash equivalents	(69,532)	25,440	(13,026)	—	(57,118)
Cash and cash equivalents at beginning of period	500,246	58,259	81,699	—	640,204

Cash and cash equivalents at end of period	$430,714	$83,699	$68,673	$—	$583,086

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2007
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$381,591	$416,093	$(4,544)	$(411,549)	$381,591
Income from discontinued operations	—	(16,540)	—	—	(16,540)

Income (loss) from continuing operations	381,591	399,553	(4,544)	(411,549)	365,051
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities	(427,537)	686,166	22,137	411,549	692,315

Net cash (used in) provided by operating activities—continuing operations	(45,946)	1,085,719	17,593	—	1,057,366
Net cash provided by operating activities—discontinued operations	—	22,961	—	—	22,961

Net cash (used in) provided by operating activities	(45,946)	1,108,680	17,593	—	1,080,327

Capital expenditures	—	(76,934)	(2,092)	—	(79,026)
Cost of acquired companies, net of cash acquired	—	(73,137)	(12,515)	—	(85,652)
Proceeds from sales of property and equipment	—	6,428	15	—	6,443
Proceeds from sales of other assets	—	4,852	—	—	4,852
Net purchases of investment securities available-for-sale	(886,360)	—	—	—	(886,360)

Net cash used in investing activities—continuing operations	(886,360)	(138,791)	(14,592)	—	(1,039,743)
Net cash used in investing activities—discontinued operations	—	(88,497)	—	—	(88,497)

Net cash used in investing activities	(886,360)	(227,288)	(14,592)	—	(1,128,240)

Net borrowings under revolving and securitization credit facilities	—	—	103,679	—	103,679
Deferred financing costs and other	(1,983)	(970)	(125)	—	(3,078)
Purchases of common stock	(888,390)	—	—	—	(888,390)
Exercise of stock options, including excess tax benefit	89,958	—	—	—	89,958
Cash dividends on common stock	(28,515)	—	—	—	(28,515)
Intercompany financing and advances	1,004,784	(874,710)	(130,074)	—	—

Net cash provided by (used in) financing activities—continuing operations	175,854	(875,680)	(26,520)	—	(726,346)
Net cash provided by (used in) financing activities—discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	175,854	(875,680)	(26,520)	—	(726,346)

(Decrease) increase in cash and cash equivalents	(756,452)	5,712	(23,519)	—	(774,259)
Cash and cash equivalents at beginning of period	1,125,287	43,441	92,540	—	1,261,268

Cash and cash equivalents at end of period	$368,835	$49,153	$69,021	$—	$487,009

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Historically, the Company has evaluated and reported gross profit, operating expense, and operating income margins as a percentage of operating revenue because the gross profit and operating expenses relating to bulk deliveries were negligible, as a majority of this revenue represented direct shipments from manufacturers to customers’ warehouses. In the March 2008 quarter, the Company began to transition a significant amount of business previously conducted on a bulk delivery basis to an operating revenue basis as a result of a new contract that the Company signed with its largest customer. As a result, the Company’s revenue from bulk deliveries in the future will be insignificant to its total revenue and, therefore, beginning with the quarter ended March 31, 2008, the Company began to report gross profit, operating expense, and operating income margins as a percentage of total revenue (refer to Summary Segment Information tables on pages 27 and 28).

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

Planned Divestiture

As of June 30, 2008, the Company committed to a plan to divest its workers’ compensation business, PMSI. In accordance with SFAS No. 144, the Company classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheets and classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for all current and prior fiscal periods presented. Previously, PMSI was included in the Company’s Other reportable segment.

On July 23, 2008, the Company signed an agreement to sell PMSI for approximately $40 million, which is subject to closing adjustments, and includes a cash payment of $25 million upon closing plus a $15 million subordinated note payable due from PMSI on the fifth anniversary of the closing date (the “maturity date”).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest, which accrues at an annual rate of 7%, shall be payable in cash on a quarterly basis if PMSI achieves a defined minimum fixed charge coverage ratio or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the form of a subordinated note payable due from PMSI on the maturity date. The Company expects to complete the transaction by the end of September 2008. The Company recorded a non-cash charge of $222.5 million as of June 30, 2008 to reduce the carrying value of PMSI. The $222.5 million charge, which is included in the loss from discontinued operations for the quarter and nine months ended June 30, 2008, was comprised of a $199.1 million write-off of PMSI’s goodwill and a $23.4 million charge to record the Company’s estimated loss on the sale of PMSI. No tax benefit was recorded in connection with the above charge as the loss on disposal will be treated as a capital loss for income tax purposes, and the Company does not have any capital gains to offset the capital loss.

Reportable Segments

The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and Other. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date, and excludes PMSI, which has been reclassified to discontinued operations.

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

ABDC distributes a comprehensive offering of brand name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, alternate site facilities, and other customers. ABDC also provides pharmacy management, staffing and other consulting services, scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets, and supply management software to a variety of retail and institutional healthcare providers.

ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers. ABSG also distributes vaccines, other injectables, plasma, and other blood products. In addition, through its specialty services businesses, ABSG provides a number of commercialization services, third party logistics, group purchasing, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education.

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

Results of Operations

AmerisourceBergen Corporation

Summary Segment Information

	Total Revenue Three Months Ended June 30,
(dollars in thousands)	2008	2007	Change
Pharmaceutical Distribution	$17,996,666	$16,248,832	11%
Other	—	306,670
Intersegment eliminations	—	(211,526)

Total	$17,996,666	$16,343,976	10%

	Operating Income Three Months Ended June 30,
(dollars in thousands)	2008	2007	Change
Pharmaceutical Distribution	$205,390	$168,312	22%
Other	—	6,122
Facility consolidations, employee severance and other	(7,865)	(3,496)	125%
Gain on antitrust litigation settlements	—	31,919

Total	$197,525	$202,857	(3)%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	2.77%	2.76%
Operating expenses	1.63%	1.73%
Operating income	1.14%	1.04%
Other
Gross profit	n/a	29.38%
Operating expenses	n/a	27.38%
Operating income	n/a	2.00%
AmerisourceBergen Corporation
Gross profit	2.77%	3.49%
Operating expenses	1.67%	2.25%
Operating income	1.10%	1.24%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AmerisourceBergen Corporation

Summary Segment Information

	Total Revenue Nine Months Ended June 30,
(dollars in thousands)	2008	2007	Change
Pharmaceutical Distribution	$53,031,887	$49,083,637	8%
Other	—	941,385
Intersegment eliminations	—	(645,429)

Total	$53,031,887	$49,379,593	7%

	Operating Income Nine Months Ended June 30,
(dollars in thousands)	2008	2007	Change
Pharmaceutical Distribution	$633,010	$564,631	12%
Other	—	21,224
Facility consolidations, employee severance and other	(9,426)	(9,654)	(2)%
Gain on antitrust litigation settlements	1,585	35,562	(96)%

Total	$625,169	$611,763	2%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	2.86%	2.86%
Operating expenses	1.67%	1.71%
Operating income	1.19%	1.15%
Other
Gross profit	n/a	29.36%
Operating expenses	n/a	27.10%
Operating income	n/a	2.25%
AmerisourceBergen Corporation
Gross profit	2.87%	3.48%
Operating expenses	1.69%	2.24%
Operating income	1.18%	1.24%

Consolidated Results

Operating revenue of $17.5 billion in the quarter ended June 30, 2008, which excludes bulk deliveries, increased 15% from the prior year quarter. This increase was due to growth in our Pharmaceutical Distribution segment, particularly within our ABDC operating segment, and the Bellco acquisition. Additionally, in the March 2008 quarter, we began to transition a significant amount of business previously conducted on a bulk delivery basis to an operating revenue basis. This business transition, which contributed approximately 5% of the operating revenue growth for the June 2008 quarter, resulted from a new contract that we signed with our largest customer. Operating revenue of $50.9 billion in the nine months ended June 30, 2008 increased 10% from the prior year period primarily due to an increase in revenue within our ABDC operating segment and the Bellco acquisition.

Bulk deliveries of $489.2 million and $2.2 billion in the quarter and nine months ended June 30, 2008 decreased 54% and 34%, respectively, from the prior year periods. These declines were due to the customer transition discussed above. Due to the insignificant service fees generated from bulk deliveries, fluctuations in

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on our cash flows due to favorable timing between the customer payments to us and payments by us to our suppliers.

Total revenue of $18.0 billion and $53.0 billion in the quarter and nine months ended June 30, 2008 increased 10% and 7%, respectively, from the prior year periods. These increases were driven by revenue growth in the Pharmaceutical Distribution segment of 11% and 8% in the quarter and nine months ended June 30, 2008, respectively, including a 3% contribution from the Bellco acquisition, in both periods.

Gross profit of $498.0 million and $1.5 billion in the quarter and nine months ended June 30, 2008 decreased 13% and 12%, respectively, from the prior year periods. These declines were related to decreases in gross profit in the Other segment, as prior year’s consolidated results included Long-Term Care. As previously mentioned, for periods prior to August 1, 2007, our operating results included Long-Term Care. The Other segment gross profit decreases were offset, in part, by the Pharmaceutical Distribution segment’s gross profit for the quarter and nine months ended June 30, 2008, which increased by 11% and 8% primarily due to revenue growth, including the acquisition of Bellco. During the quarter ended June 30, 2007, we recognized a gain of $31.9 million from antitrust litigation settlements with pharmaceutical manufacturers, which represented 5.6% of gross profit. During the nine months ended June 30, 2008 and 2007, we recognized gains of $1.6 million and $35.6 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers, which represented 0.1% and 2.1% of gross profit, respectively. As a percentage of total revenue, gross profit in the quarter and nine months ended June 30, 2008 decreased 72 basis points and 61 basis points, respectively, from the prior year periods, which included the operating results of Long-Term Care.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $292.7 million and $885.0 million in the quarter and nine months ended June 30, 2008 decreased 20% and 19% from the prior year periods, respectively. These declines were related to decreases in the DSAD&A in the Other segment, as prior year’s consolidated results included Long-Term Care and were partially offset by operating expenses of our recent acquisitions, primarily those of Bellco.

The following table illustrates the charges incurred relating to facility consolidations, employee severance and other for the quarter and nine months ended June 30, 2008 and 2007 (in thousands):

	Quarter ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Facility consolidations and employee severance	$7,798	$2,059	$7,286	$4,695
Information technology transition costs	—	519	—	1,481
Costs relating to business divestitures	67	782	2,140	6,442
Loss (gain) on sale of assets	—	136	—	(2,964)

Total facility consolidations, employee severance and other	$7,865	$3,496	$9,426	$9,654

During the quarter ended June 30, 2008, the Company announced a more streamlined organizational structure and introduced a program (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company has reduced various operating costs and terminated certain positions. The Company currently expects to incur the majority of employee severance costs related to the above efforts through December 31, 2008. During the quarter ended June 30, 2008, the Company terminated 58

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

employees and incurred $7.6 million of employee severance costs. During the nine months ended June 30, 2008, the Company reversed $1.0 million of employee severance charges previously estimated and recorded relating to its prior integration plan.

Costs related to business divestitures in the quarter and nine months ended June 30, 2008 related to the sale of PMSI and during the quarter and nine months ended June 30, 2007 related to the Long-Term Care spin-off.

During the nine months ended June 30, 2007, the Company recognized a $3.0 million gain relating to the sale of certain retail pharmacy assets of its former Long-Term Care business.

The Company paid a total of $4.3 million and $12.6 million for employee severance, lease cancellation and other costs during the nine months ended June 30, 2008 and 2007, respectively. Most employees receive their severance benefits over a period, generally not in excess of 12 months, while others may receive a lump-sum payment.

Operating income of $197.5 million in the quarter ended June 30, 2008 decreased 3% from the prior year quarter, which benefited from a $31.9 million gain on antitrust litigation settlements and a $6.1 million contribution from Long-Term Care, and was substantially offset by the strong 22% increase in Pharmaceutical Distribution segment’s operating income in the current year period. Operating income of $625.2 million in the nine months ended June 30, 2008 increased 2% compared to the prior year period due to the 12% increase in the Pharmaceutical Distribution segment’s operating income, which was offset, in part, by the $35.6 million gain on antitrust litigation settlements and a $21.2 million contribution from Long-Term Care, both of which benefited the prior year period.

As a percentage of total revenue, operating income in the quarter and nine months ended June 30, 2008 decreased 14 basis points and 6 basis points, respectively, from the prior year periods. The costs of facility consolidations, employee severance and other, and the gain on antitrust litigation settlements had the following net effects on operating income as a percentage of total revenue:

•	Quarter ended June 30, 2008 – decreased operating income as a percentage of total revenue by 4 basis points.

•	Quarter ended June 30, 2007 – increased operating income as a percentage of total revenue by 17 basis points.

•	Nine months ended June 30, 2008 – decreased operating income as a percentage of total revenue by 1 basis point.

•	Nine months ended June 30, 2007 – increased operating income as a percentage of total revenue by 5 basis points.

Interest expense, interest income, and their respective weighted average interest rates in the quarters ended June 30, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$18,067	5.33%	$19,184	5.63%
Interest income	(2,101)	2.76%	(12,871)	4.17%

Interest expense, net	$15,966		$6,313

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense decreased 6% from the prior year quarter due to a decline in the weighted average interest rate, offset in part by an increase of $51.1 million in average borrowings. Interest income decreased substantially from the prior year quarter primarily due to a decline of $908.4 million in average invested cash and short-term investments.

Interest expense, interest income, and their respective weighted average interest rates in the nine months ended June 30, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$58,648	5.56%	$58,660	5.65%
Interest income	(7,567)	3.66%	(34,336)	4.28%

Interest expense, net	$51,081		$24,324

Interest expense was relatively consistent when compared to the prior year nine-month period as an increase of $111.1 million in average borrowings was offset by the decline in the weighted average interest rate. Interest income decreased substantially from the prior year nine-month period primarily due to a decline of $764.0 million in average invested cash and short-term investments.

The decreases in invested cash and short-term investments from the prior year periods were primarily due to our use of cash for share repurchases, acquisitions and capital expenditures, all of which, in the aggregate, exceeded our cash provided by operating activities since the prior year periods. Our net interest expense in future periods may vary significantly depending upon our borrowings, interest rates and strategic decisions made by us to deploy our invested cash.

We adopted Financial Accounting Standards Board’s (“FASB’s”) Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” effective October 1, 2007. The cumulative effect of adoption of this interpretation resulted in a $9.3 million reduction in retained earnings. The adoption of the provisions of FIN No. 48 did not have a significant impact on our effective tax rate in the quarter and nine months ended June 30, 2008.

Income tax expense for the quarter ended June 30, 2008 reflects an effective income tax rate of 37.6%, versus 34.8% in the prior year quarter. Income tax expense for the nine months ended June 30, 2008 reflects an effective income tax rate of 38.3%, versus 37.4% in the prior year period. The increases in the effective tax rates from the prior year periods were primarily due to the Company having benefited less in the current year periods from tax-free investment income. We currently expect to have an effective income tax rate slightly higher than 38% in fiscal 2008 in comparison to our effective tax rate of 37.0% in fiscal 2007.

Income from continuing operations of $112.8 million for the quarter ended June 30, 2008 decreased 10% from $125.9 million in the prior year quarter primarily due to the increase in net interest expense, and the prior year quarter having benefited significantly from a gain on antitrust litigation settlements and the inclusion of Long-Term Care’s results. Diluted earnings per share from continuing operations of $0.70 in the quarter ended June 30, 2008 increased 4% from $0.67 per share in the prior year quarter. The difference between diluted earnings per share growth and the decline in income from continuing operations was due to the 14% reduction in weighted average common shares outstanding from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises. Facility consolidations, employee severance and other decreased income from continuing operations by $4.9 million and

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

decreased diluted earnings per share by $0.03 for the quarter ended June 30, 2008. The gain on litigation settlements less facility consolidations, employee severance and other increased income from continuing operations by $17.6 million and increased diluted earnings per share by $0.09 for the quarter ended June 30, 2007. Additionally, the inclusion of Long-Term Care’s results in the prior year quarter increased diluted earnings per share by $0.02.

Income from continuing operations of $354.0 million for the nine months ended June 30, 2008 decreased 3% from $365.1 million in the prior year period primarily due to the increase in net interest expense, and the prior year nine-month period having benefited significantly from a gain on antitrust litigation settlements and the inclusion of Long-Term Care’s results. Diluted earnings per share from continuing operations of $2.16 in the nine months ended June 30, 2008 increased 13% from $1.91 per share in the prior year period. The difference between diluted earnings per share growth and the decline in income from continuing operations was due to the 14% reduction in weighted average common shares outstanding from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises. Facility consolidations, employee severance and other less the gain on litigation settlements decreased income from continuing operations by $4.8 million and decreased diluted earnings per share by $0.03 for the nine months ended June 30, 2008. The gain on litigation settlements less facility consolidations, employee severance and other increased income from continuing operations by $12.4 million and increased diluted earnings per share by $0.06 for the nine months ended June 30, 2007. Additionally, the inclusion of Long-Term Care’s results in the prior year nine-month period increased diluted earnings per share by $0.08.

(Loss) income from discontinued operations, net of income taxes, for the quarter and nine months ended June 30, 2008 and 2007 relates to the PMSI business, which is “held for sale” as of June 30, 2008. Accordingly, PMSI’s results of operations have been classified as discontinued for all current and prior periods presented. The loss from discontinued operations, net of income taxes, for the quarter and nine months ended June 30, 2008 includes the $222.5 million charge recorded to reduce the carrying value of PMSI.

Segment Information

Pharmaceutical Distribution Segment Results

Pharmaceutical Distribution total revenue of $18.0 billion in the quarter ended June 30, 2008 increased 11% from the prior year quarter and was primarily due to the 8% revenue growth of ABDC and the acquisition of Bellco, which contributed 3% of the total revenue increase. During the quarter ended June 30, 2008, 68% of total revenue was from sales to institutional customers and 32% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 64% institutional and 36% retail. In comparison with the prior year quarter results, sales to institutional customers increased 18% primarily due to the acquisition of Bellco (the revenue of which is heavily weighted towards institutional customers) and the strong growth of certain large, low margin customers. Sales to retail customers decreased 2%. Pharmaceutical Distribution total revenue of $53.0 billion in the nine months ended June 30, 2008 increased 8% from the prior year period and was primarily due to the 5% revenue growth of ABDC and the acquisition of Bellco, which contributed 3% of the total revenue increase.

ABDC’s total revenue increased by 8% and 5% in the quarter and nine months ended June 30, 2008 in comparison to the prior year periods, respectively. This revenue growth was primarily due to the increase in sales to certain of our large, low margin institutional customers. Additionally, the revenue growth in the nine months ended June 30, 2008 was lower than the current quarter revenue growth resulting from our decision not to renew a contract, effective January 2007, with a large, low margin retail customer.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ABSG’s total revenue of $3.3 billion increased 4% compared to the prior year quarter primarily due to strong double-digit growth of its non-oncology distribution businesses. ABSG’s total revenue increased by 2% in the nine months ended June 30, 2008 in comparison to the prior year period. ABSG’s revenue growth has been affected primarily by declining anemia drug sales and by one of its large customers for oncology drugs being acquired by a competitor in October 2007. The former customer contributed approximately $800 million to ABSG’s revenue in fiscal 2007. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes to this service channel could result in slower or reduced growth in revenues.

Revenue related to the distribution of anemia-related products, which represented approximately 5.8% of Pharmaceutical Distribution’s total revenue for the nine months ended June 30, 2008, decreased approximately 26% from the prior year nine-month period. The decline in sales of anemia-related products since the second half of fiscal 2007 has been most pronounced in the use of these products for cancer treatment. Sales of anemia-related products used in Pharmaceutical Distribution’s oncology distribution business, which represented approximately 2.6% of total revenue for the nine months ended June 30, 2008, decreased approximately 35% from the prior year nine-month period. Several developments have contributed to the decline in sales of anemia drugs since the second half of fiscal 2007, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, the Centers for Medicare and Medicaid Services’ (“CMS’s”) review of reimbursement policies for these drugs and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. In November 2007, the FDA announced revised boxed warnings and other safety-related product labeling changes for these drugs addressing the risks posed to patients with cancer or chronic kidney failure. Moreover, in January 2008, the FDA announced that it is reviewing new data from two studies concerning the possible risks associated with anemia drugs and may take additional action with regard to these drugs. In March 2008, manufacturers of certain anemia products announced further labeling revisions to reflect additional safety information. Moreover, the FDA announced on July 30, 2008 that it is ordering additional safety labeling changes related to the use of the drugs in the treatment of certain cancers. CMS has indicated that it may impose additional restrictions on Medicare coverage in the future. Also, on July 30, 2008, CMS announced it is considering a review of national Medicare coverage policy for these drugs for patients who have cancer or pre-dialysis chronic kidney disease. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payors, including federal and state governments and private insurance plans. Our future revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs.

We currently expect that our total revenue growth in fiscal 2008 will be at the lower end of our previous guidance of 7% to 9% and below that range in our fiscal fourth quarter due to the loss of certain business with a national retail chain customer to a competitor, effective July 1, 2008. This customer loss is not expected to materially impact net income and represented approximately 4.6% of total revenue in the June 2008 quarter. The above range includes a 3% contribution from our acquisition of Bellco. This expected range reflects the strong growth of certain of our large, low margin institutional customers, primarily within ABDC. The Pharmaceutical Distribution segment’s future revenue growth will continue to be affected by various factors such as: competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, and industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Pharmaceutical Distribution segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by competition and changes in customer mix. Industry sales in the United States, as estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 2% and 3% in 2008 and between 3% and 6% per year over the next four years. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, would grow faster than the overall market.

Pharmaceutical Distribution gross profit of $498.0 million in the quarter ended June 30, 2008 increased 11% or $49.3 million from the prior year quarter. The increase in gross profit was primarily due to revenue growth, the acquisition of Bellco, strong brand name manufacturer price appreciation, certain select generic manufacturer price increases, and an increase in gross profit from generic product sales, and was offset, in part, by an $8.4 million inventory write-down of certain pharmacy dispensing equipment. As a percentage of total revenue, gross profit in the quarter ended June 30, 2008 increased 1 basis point to 2.77% from the prior year quarter. Pharmaceutical Distribution gross profit of $1.5 billion in the nine months ended June 30, 2008 increased 8% from the prior year period. The increase in gross profit was primarily due to revenue growth and the acquisition of Bellco. Additionally, gross profit in the Pharmaceutical Distribution segment benefited from gains of $13.2 million in the nine months ended June 30, 2008, relating to favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor, and was partially offset by the above-mentioned $8.4 million inventory write-down. As a percentage of total revenue, gross profit in the nine months ended June 30, 2008 and 2007 was 2.86%.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge (credit) of $5.0 million and ($1.7) million in the quarters ended June 30, 2008 and 2007, respectively. The LIFO charge was $17.7 million and $7.1 million in the nine months ended June 30, 2008 and 2007, respectively. The LIFO charge in the current year periods reflects strong brand name price appreciation. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Pharmaceutical Distribution operating expenses of $292.7 million and $885.0 million in the quarter and nine months ended June 30, 2008, respectively, increased 4% and 5% from the prior year periods. These increases primarily related to the operating expenses of our recent acquisitions, primarily those of Bellco. In the quarter ended June 30, 2008, operating expenses were favorably impacted by a $4.3 million decline in share-based compensation. In the quarter ended June 30, 2007, operating expenses were favorably impacted by a $7.2 million decline in incentive compensation. In the nine months ended June 30, 2008, ABDC recorded impairment charges relating to capitalized equipment and software development totaling $4.7 million. As a percentage of total revenue, operating expenses in the quarter and nine months ended June 30, 2008 decreased 10 basis points and 4 basis points from the prior year periods, respectively. During the quarter ended June 30, 2008, Pharmaceutical Distribution benefited from reduced payroll expenses as a result of the Company’s efforts to streamline the organizational structure to drive increased efficiency and effectiveness. Additionally, these declines resulted from improvements in operating leverage, primarily in ABDC, where operating expenses declined despite an increase in total revenue.

Pharmaceutical Distribution operating income of $205.4 million and $633.0 million in the quarter and nine months ended June 30, 2008 increased 22% and 12%, respectively, from the prior year periods. These increases were due to the gross profit growth in excess of the increases in operating expenses. As a percentage of total revenue, operating income in the quarter and nine months ended June 30, 2008 increased 10 basis points and 4 basis points, respectively, from the prior year periods. These increases were due to the improvements in the operating expense margins, as described above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Segment

The operating results of the Other segment in the quarter and nine months ended June 30, 2007 included only Long-Term Care, which was divested in July 2007. As previously noted, PMSI is considered to be held for sale as of June 30, 2008. Accordingly, its operating results have been classified as discontinued.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC was the principal supplier of pharmaceuticals to the Other segment.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at June 30, 2008, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability

Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,705	$—
$500,000, 5 7/8% senior notes due 2015	498,058	—
Other	1,059	—

Total fixed-rate debt	897,822	—

Variable-Rate Debt:
Blanco revolving credit facility due 2009	55,000	—
Multi-currency revolving credit facility due 2011	278,866	458,770
Receivables securitization facility due 2009	—	975,000
Other	1,383	2,630

Total variable-rate debt	335,249	1,436,400

Total debt, including current portion	$1,233,071	$1,436,400

The Company’s aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

In April 2008, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2009. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (55 basis points over LIBOR at June 30, 2008). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (10 basis points at June 30, 2008). The Blanco Credit Facility is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2008 because the Company has both the ability and intent to refinance it on a long-term basis.

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

(40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2008). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at June 30, 2008). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. Additional covenants require compliance with financial tests, including leverage and minimum earnings to fixed charges ratios.

In June 2008, the Company increased its availability under the receivables securitization facility from $500 million to $975 million, of which $181.2 million expires in June 2009 and $793.8 million expires in November 2009. The Company continues to have available to it an accordion feature whereby the commitment may be increased, upon lender approval, to $1.2 billion for seasonal needs during the December and March calendar quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee, on average, were 53 basis points and 20 basis points, respectively, at June 30, 2008.

In January 2008, the Company’s debt rating was raised by one of the rating agencies. In accordance with the terms of the Multi-Currency Revolving Credit Facility and the Blanco Credit Facility, interest on borrowings began accruing at lower rates, reducing the LIBOR spread and the facility fee on both facilities. In July 2008, the Company’s debt rating was raised by another rating agency, and, as a result, the Company’s senior unsecured debt is now rated investment grade by the three primary rating agencies. While the July 2008 ratings upgrade does not affect the Company’s borrowing rates, it will no longer be required to maintain minimum earnings to fixed charges ratios, in connection with the Multi-Currency Revolving Credit Facility.

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

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of its common stock, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. In November 2007, the Company’s board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions. During the nine months ended June 30, 2008, the Company purchased $553.7 million of its common stock. As of June 30, 2008, the Company had approximately $144.0 million of availability remaining on its $1,350 million share repurchase program. In October 2007, the Company purchased Bellco for $162.2 million, net of $20.7 million of cash acquired. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At June 30, 2008, the Company had $335.2 million of variable-rate debt. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at June 30, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company had $583.1 million in cash and cash equivalents at June 30, 2008. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

The non-U.S. operations of the Company are exposed to foreign currency and exchange rate risk. The Company’s exposure to foreign exchange rates exists with the Canadian Dollar and the British Pound. The Company offsets foreign currency risk, in part, through debt borrowings denominated in Canadian Dollars and British Pounds. The Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company had no foreign currency denominated forward contracts at June 30, 2008. The Company may use derivative instruments to hedge its foreign currency exposures and not for speculative or trading purposes.

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at June 30, 2008 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,566,584	$112,317	$108,666	$772,163	$573,438
Operating leases	240,303	59,122	87,548	41,120	52,513
Other commitments	887,508	169,098	241,878	239,897	236,635

Total	$2,694,395	$340,537	$438,092	$1,053,180	$862,586

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $668.5 million as of June 30, 2008. These influenza vaccine commitments are included in “Other commitments” in the above table.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $121.2 million and is included in “Other commitments” in the above table.

As discussed in Note 4 (Income Taxes) of the Notes to the Consolidated Financial Statements, we had $51.6 million of unrecognized tax benefits as of June 30, 2008. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to allocate this amount to any particular years in the above table.

During the nine months ended June 30, 2008, the Company’s operating activities provided $223.0 million of cash as compared to cash provided of $1.1 billion in the prior year period. Cash provided by operations during the nine months ended June 30, 2008 was principally the result of income from continuing operations of $354.0 million, non-cash items of $140.6 million, and a decrease in merchandise inventories of $94.9 million, offset, in part, by an increase in accounts receivable of $164.5 million and a decrease in accounts payable, accrued expenses and income taxes of $223.8 million. We have been able to improve our inventory turns to 16.9 times in the nine months ended June 30, 2008 in comparison to 15.8 times in the prior year period, and we have managed to lower the number of inventory days on hand in the nine months ended June 30, 2008 by 2 days in comparison

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

to the prior year period by employing strong inventory management procedures. As a result, our merchandise inventories balance as of June 30, 2008, net of Bellco, has declined since September 30, 2007 despite the 7% increase in total revenues in the nine months ended June 30, 2008. Accounts receivable increased slightly less than total revenue as average days sales outstanding were reduced by nearly 1 day to 18.8 days in the nine months ended June 30, 2008 in comparison to the prior year period due to ABDC, which has lower days sales outstanding, growing faster than ABSG, and due to the Long-Term Care divestiture in fiscal 2007. Accounts payable, accrued expenses and income taxes decreased due to the reversal of favorable timing of payments to our suppliers, reduction of accrued expenses, and the timing of income tax payments. Operating cash uses during the nine months ended June 30, 2008 included $39.7 million in interest payments and $194.6 million of income tax payments, net of refunds.

During the nine months ended June 30, 2007, the Company’s operating activities provided $1.1 billion of cash as compared to $884.7 million in the prior year period. Net cash provided by operations during the nine months ended June 30, 2007 was principally the result of income from continuing operations of $365.1 million, non-cash items of $133.7 million, an increase in accounts payable, accrued expenses and income taxes of $389.0 million, and a decrease in merchandise inventories of $300.7 million, offset in part by an increase in accounts receivable of $138.1 million. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in sales and days payable outstanding. The increase in days payable outstanding was due to the favorable timing of payments to our suppliers and due to the strong growth of ABSG, which has a higher days payable outstanding ratio than ABDC because certain of its businesses have more favorable payment terms with their suppliers. The number of inventory days on hand decreased in comparison to the prior year period, primarily due to the benefits of fee-for-service agreements and the strong growth of ABSG, which has lower inventory days on hand requirements. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 18.8 days in the nine months ended June 30, 2007 from 16.2 days in the prior year period. This increase was largely driven by the above-market growth of ABSG, which generally has a higher receivable investment than the ABDC distribution business. Operating cash uses during the nine months ended June 30, 2007 included $36.8 million in interest payments and $197.7 million of income tax payments, net of refunds.

Capital expenditures for the nine months ended June 30, 2008 were $80.6 million and related principally to the expansion of our ABPG production facility in Rockford, Illinois, investments in warehouse expansions and improvements, information technology, and warehouse automation. The Company estimates that it will spend approximately $125 million for capital expenditures during fiscal 2008, which will include significant software purchases during the September 2008 quarter.

Capital expenditures for the nine months ended June 30, 2007 were $79.0 million and related principally to improving our information technology infrastructure, investments in warehouse expansions, including equipment, primarily at ABSG and equipment investments made by ABPG.

In October 2007, the Company acquired Bellco, a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of $20.7 million of cash acquired.

In October 2006, the Company acquired IgG, a specialty pharmacy and infusion services business specializing in IVIG, for $37.2 million. The purchase price is subject to a contingent payment of up to approximately $8.5 million based on IgG achieving specific earnings targets in calendar year 2008. In November 2006, the Company acquired AMD, a Canadian company that provides services including reimbursement support and nursing support services, for $12.5 million. In April 2007, the Company acquired Xcenda, a consulting business which applies customized solutions and innovative approaches that discover and communicate the value of pharmaceuticals and other healthcare technologies, for $25.2 million. Additionally, during the nine months

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ended June 30, 2007, in connection with its fiscal 2006 acquisition of Brecon, a United Kingdom-based company, the Company made a contingent payment in the amount of $7.6 million to the former owners of Brecon. The Company also made payments of $3.2 million in the nine months ended June 30, 2007 related to certain prior period acquisitions.

Net cash provided by (used in) investing activities in the nine months ended June 30, 2008 and 2007 included purchases and sales of short-term investment securities. Net proceeds (purchases) relating to these investment activities in the nine months ended June 30, 2008 and 2007 were $467.4 million and $(886.4) million, respectively. These short-term investment securities primarily consisted of tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income during the first half of fiscal 2008. The Company did not purchase or sell any short-term investment securities consisting of tax-exempt variable rate demand notes during the quarter ended June 30, 2008 nor does the Company hold any of these securities as of June 30, 2008.

Net borrowings under the Company’s revolving and securitization credit facilities during the nine months ended June 30, 2008 were $13.8 million. Net borrowings under the Company’s revolving and securitization credit facilities during the nine months ended June 30, 2007 were $103.7 million and were used primarily to fund Canadian acquisition costs, to fund approximately one-half of the Brecon contingent payment, and for AmerisourceBergen Canada Corporation’s working capital requirements.

During the nine months ended June 30, 2008, the Company purchased 12.9 million shares of its common stock for a total of $553.7 million. The Company previously expected to purchase between $400 million and $500 million of its common stock during fiscal 2008. The Company has $144.0 million of availability remaining under its share repurchase program as of June 30, 2008. The Company expects to utilize the majority of the availability remaining by the end of September 30, 2008. During the nine months ended June 30, 2007, the Company purchased 18.4 million shares of its common stock for a total of $888.4 million.

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

Recently Issued Financial Accounting Standards

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Effective October 1, 2007, the Company adopted the provisions of FIN No. 48. Refer to Note 4 for additional information regarding the Company’s adoption of FIN No. 48.

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; competitive pressures; the loss of one or more key customer or supplier relationships; changes in customer mix; customer or supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other disputes with customers (including departments and agencies of the U.S. Government) or suppliers; regulatory changes (including increased government regulation of the pharmaceutical supply channel); government enforcement initiatives (including (i) the imposition of increased obligations upon pharmaceutical distributors to detect and prevent suspicious orders of controlled substances, (ii) the commencement of further administrative actions by the U.S. Drug Enforcement Administration seeking to suspend or revoke the license of any of the Company’s distribution facilities to distribute controlled substances, (iii) the commencement of any enforcement actions by any U.S. Attorney alleging violation of laws and regulations regarding diversion of controlled substances and suspicious order monitoring, or (iv) the commencement of any administrative actions by the board of pharmacy of any state seeking to suspend, revoke or otherwise restrict the ability of any of the Company’s distribution facilities or businesses to distribute or dispense pharmaceuticals in such state); changes in U.S. government policies (including reimbursement changes arising from federal legislation, including the Medicare Modernization Act and the Deficit Reduction Act of 2005); changes in regulatory or clinical medical guidelines, reimbursement practices and/or labeling for the pharmaceuticals we distribute, including erythropoiesis-stimulating agents (ESAs) used to treat anemia patients; price inflation in branded pharmaceuticals and price deflation in generics; fluctuations in market interest rates; operational or control issues arising from the Company’s outsourcing of information technology activities; success of integration, restructuring or systems initiatives; fluctuations in the U.S. dollar—Canadian dollar exchange rate and other foreign exchange rates; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States;

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; the inability of the Company to complete the divestiture of its PMSI workers’ compensation business; an increase in the impairment charge related to PMSI if the divestiture is not completed; any disruption to or other adverse effects on the Company related to its exit from the PMSI workers’ compensation business and classification of that business as a discontinued operation; the incurrence of additional costs, expenses or liabilities in the future related to discontinued operations; the inability of the Company to successfully complete any other transaction that the Company may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the business of the Company generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act of 1934.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risk is the effect of fluctuations in interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 on page 36.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2008 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 9 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

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

The Deficit Reduction Act of 2005 (“DRA”) was intended to reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Effective January 1, 2007, the DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest manufacturer price or AMP. On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. In December 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing certain provisions of the AMP rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from disclosing AMP data to states and other entities. As a result of the order, CMS has announced that the schedule for states to implement the new federal upper limits will be delayed until further notice. On July 15, 2008, Congress enacted into law over the President’s veto the Medicare Improvements for Patients and Providers Act of 2008. The law delays the adoption of CMS’s July 17, 2007 federal upper limit payment rule for Medicaid based on AMP for generic drugs and prevents CMS from publishing AMP data until October 1, 2009. We expect the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect our results of operations.

In December 2007, President Bush signed the Medicare, Medicaid, and SCHIP Extension Act of 2007 into law. Among other things, the law requires CMS to adjust Medicare Part B drug average sales price (“ASP”) calculations to use volume-weighted ASPs based on actual sales volume, effective April 1, 2008. This change could reduce Medicare reimbursement rates for some Part B drugs, which may indirectly impact the prices we can charge our customers for pharmaceuticals and result in reductions in our profitability.

President Bush’s fiscal year 2009 budget proposal, released February 4, 2008, contains a series of proposals impacting Medicare and Medicaid, including a proposal to further reduce the Medicaid federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP and replace the “best price” component of the Medicaid drug rebate formula with a budget-neutral flat rebate. Many of the proposed policy changes would require Congressional approval to implement. There can be no assurances that future revisions to Medicare or Medicaid payments, if enacted, will not have an adverse impact on our business.

Our operating revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, CMS’s review of reimbursement policies for these drugs, and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. The FDA held a meeting in September 2007 to discuss updated information about the safety of these anemia drugs for patients with chronic renal failure. On November 8, 2007, the FDA announced revised boxed warnings and other safety-related product labeling changes for these drugs addressing the risks posed to patients with cancer or chronic kidney failure. Moreover, on January 3, 2008, the FDA announced that it is reviewing new data from two studies concerning the possible risks associated with erythropoiesis stimulating agents and may take additional action with regard to these drugs. In March 2008, manufacturers of certain anemia products announced further labeling revisions to reflect additional safety information. Moreover, the FDA announced on July 30, 2008 that it is ordering additional safety labeling changes related to use of the drugs in the treatment of certain cancers. CMS has indicated that it may impose additional restrictions on Medicare coverage in the future. Also, on July 30, 2008, CMS announced it is considering a review of national Medicare coverage policy for these drugs for patients who have cancer or pre-dialysis chronic kidney disease. Any further changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues.

First DataBank, Inc. (“First DataBank”) publishes drug databases that contain drug information and pricing data. The pricing data includes average wholesale price, or AWP, which is a pricing benchmark widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers. AWP is also used to establish the pricing of pharmaceuticals to certain of our pharmaceutical distribution customers in Puerto Rico. In October 2006, First DataBank agreed to a proposed settlement in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation CA N. 1:05-CV-11148-PBS (U.S. Dist. Ct. Mass) that would require First DataBank to stop publishing AWP two years after the settlement becomes effective, unless a competitor of First DataBank is publishing AWP at that future time. The settlement would also require First DataBank to change the way it calculates AWP during the two-year interim period. In a related case, District Council 37 Health Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (U.W. Dist. Ct. Mass), in which Medi-Span is accused of misrepresenting pharmaceutical prices in reliance on First DataBank’s published pricing data, the parties agreed to a similar proposed settlement. The proposed settlement, however, was rejected by the district court hearing the case at a January 22, 2008 hearing. The court ordered the parties to report back with respect to issues raised at the hearing and whether the settlement may be revised with respect to such issues. The parties filed amendments to the proposed settlement on March 19, 2008 and, at a status conference hearing that day, the court asked the parties to further revise the settlement. On May 29, 2008, the plaintiffs and First Databank filed an amended settlement that would, among other things, apply a reduced markup factor (20% versus 25%) to approximately 1,400 national drug codes. On June 3, 2008, the Court granted preliminary approval to the revised settlement and subsequently approved the process for class notification. The matter is still subject to opposition by others, a fairness hearing, which has been scheduled for December 17, 2008, and final approval. First Databank also announced that, independent of the settlement, it would reduce to 20% the markup on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the mark-up changes are implemented. We continue to evaluate the potential impact that a proposed settlement could have on the business of our customers and our business. If a revised settlement or other resolution of the case is approved, we will evaluate the potential impact of such settlement or other resolution on us at that time. There can be no assurance that a settlement or other resolution, if approved, would not have an adverse impact on the business of our customers and/or our business.

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

(c)    Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	1,106,400	$41.35	1,106,400	$256,694,472
May 1 to May 31	644,500	$41.86	644,500	$229,714,677
June 1 to June 30	2,097,998	$40.85	2,097,998	$144,020,709

Total	3,848,898		3,848,898

a)	In May 2007, the Company announced a program to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. Through June 30, 2008, the Company purchased a total of 26.7 million shares under this program for $1.2 billion. There is no expiration date related to this program.

ITEM 6.	Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 6, 2008	/s/ R. DAVID YOST
R. David Yost President and Chief Executive Officer

August 6, 2008	/s/ MICHAEL D. DICANDILO
Michael D. DiCandilo Executive Vice President and Chief Financial Officer