Form 10-K
period 2008-09-30
AMERISOURCEBERGEN CORP
filed 2008-11-25
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2008 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2008 was $6,047,584,588.

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2008 was 156,218,779.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III—Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

i

PART I

ITEM 1.    BUSINESS

As used herein, the terms “Company,” “AmerisourceBergen,” “we,” “us,” or “our” refer to AmerisourceBergen Corporation, a Delaware corporation.

AmerisourceBergen Corporation is one of the world’s largest pharmaceutical services companies, with operations in the United States, Canada and the United Kingdom. Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, we provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes. More specifically, we distribute a comprehensive offering of brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers in the United States and Canada, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order facilities, physicians, medical clinics, long-term care and other alternate site pharmacies, and other customers. We also provide pharmaceuticals and pharmacy services to specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including pharmaceutical packaging, pharmacy automation, supply management software, inventory management, reimbursement and pharmaceutical consulting services, logistics services, and physician education.

Industry Overview

Over the last several years we have benefited from the growth of the pharmaceutical industry in the United States. In fiscal 2008, our total revenue increased by 7%. According to IMS Healthcare, Inc. (“IMS”), an independent third party provider of information to the pharmaceutical and healthcare industry, industry sales in the United States are expected to grow between 1% and 2% in 2009 and between 3% and 6% during the five-year period ending 2012. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, would grow faster than the overall market.

The factors contributing to the growth of the pharmaceutical industry in the United States, and other industry trends, include:

Aging Population. The number of individuals age 55 and over in the United States is projected to increase to more than 75 million by the year 2010. This age group suffers from more chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total healthcare expenditures in the United States.

Introduction of New Pharmaceuticals. Traditional research and development, as well as the advent of new research, production and delivery methods, such as biotechnology and gene therapy, continue to generate new pharmaceuticals and delivery methods that are more effective in treating diseases. We believe ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry. In particular, we believe ongoing research and development of biotechnology and other specialty pharmaceutical drugs will provide opportunities for the continued growth of our specialty pharmaceuticals business.

Increased Use of Generic Pharmaceuticals. A significant number of patents for widely-used brand-name pharmaceutical products will expire during the next several years. In addition, increased emphasis by managed care organizations to utilize generics has accelerated their growth. We consider the increase in generic usage a favorable trend because generic pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth.

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

Legislative Developments. In recent years, regulation of the healthcare industry has changed significantly in an effort to increase drug utilization and reduce costs. These changes included expansion of Medicare coverage for outpatient prescription drugs, the enrollment (beginning in 2006) of Medicare beneficiaries in prescription drug plans offered by private entities, and cuts in Medicare and Medicaid reimbursement rates. In addition, the U.S. Congress may take action in the future to modify Medicare and Medicaid drug payment policy. These policies and other legislative developments may affect our businesses directly and/or indirectly (see Government Regulation on page 7 for further details).

The Company

We currently serve our customers (healthcare providers, pharmaceutical manufacturers, and some patients) through a geographically diverse network of distribution service centers and other operations in the United States and Canada, and through packaging facilities in the United States and the United Kingdom. In our pharmaceutical distribution business, we are typically the primary source of supply of pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allows them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.

Strategy

Our business strategy is focused solely on the pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers (primarily pharmacies, health systems and physicians) and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

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

With the rapid growth of generic pharmaceuticals in the U.S. market, we have introduced strategies to enhance our position in the generic marketplace. We source generics globally, offer a value-added generic formulary program to our healthcare provider customers, and monitor our customers’ compliance with our generics program. We also sell data and other valuable services to our generic manufacturing customers.

We believe we have one of the lowest cost operating structures among all pharmaceutical distributors. Our Optimiz® program for AmerisourceBergen Drug Corporation reduced our distribution facility network in the U.S. from 51 facilities in 2001 to 26 as of September 30, 2007. The program, which was completed in fiscal 2007, included building six new facilities and closing 31 facilities. These measures have reduced our operating costs and working capital. In addition, we believe we will continue to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. Furthermore, we believe that the investments that we will make related to our Business Transformation project over the next few years will reduce our operating expenses in the future (see Information Systems on page 5 for further details).

We offer value-added services and solutions to assist manufacturers and healthcare providers to improve their efficiency and their patient outcomes. Services for manufacturers include: assistance with rapid new product launches, promotional and marketing services to accelerate product sales, product data reporting and logistical support. In addition, we provide packaging services to manufacturers, including contract packaging for over-the-counter products, physician samples, and clinical trials.

Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; Good Neighbor Pharmacy Provider Network, our managed care network, which connects our retail pharmacy customers to payor plans throughout the country and is the third-largest in the U.S.; best-priced generic product purchasing services; hospital pharmacy consulting designed to improve operational efficiencies; scalable automated pharmacy dispensing equipment; and packaging services that deliver unit dose, punch card and other compliance packaging for institutional and retail pharmacy customers.

In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our strategic growth plans.

In October 2007, we acquired Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of cash acquired. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expanded the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion in fiscal 2008. The dialysis-related business now is operated as part of our specialty pharmaceuticals business, as described below.

•

Optimize and Grow Our Specialty Distribution and Service Businesses. Representing $14.6 billion in total revenue in fiscal 2008, which includes the dialysis-related business acquired from Bellco, our specialty pharmaceuticals business has a significant presence in this rapidly growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians and a broad array of pharmaceutical and specialty services for manufacturers, our specialty pharmaceuticals business is a well-developed platform for growth. We are the leader in distribution and services to community oncologists and have leading positions in other physician administered products. We also distribute vaccines, other injectables, plasma and other blood products and are well-positioned to service and support many of the new biotech therapies, which will be coming to market in the near future.

Our specialty services businesses help pharmaceutical manufacturers, especially in the biotechnology sector, commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies to launch drugs with targeted populations and support the products in the channel. We also provide physician education services, third party logistics and specialty pharmacy services to help speed products to market.

We continue to seek to expand our offerings in specialty distribution and services.

Most recently, our acquisition of Bellco, as noted above, allowed us to significantly increase our sales of pharmaceutical products and services to dialysis clinics in fiscal 2008.

In fiscal 2007, we acquired three specialty services businesses, beginning with I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”). We also acquired Access M.D., Inc. (“Access M.D.”), a Canadian company that provides reimbursement support and nursing support services for manufacturers of specialty pharmaceuticals, such as injectable and biological therapies. Access M.D. expands our specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada. Lastly, we acquired Xcenda LLC (“Xcenda”), a consulting business that provides additional capabilities within pharmaceutical brand services, applied health outcomes, and biopharma strategies.

•

Divestitures. In order to allow us to concentrate on our strategic focus of pharmaceutical distribution and related services and specialty pharmaceutical distribution and related services, we may, from time to time, consider divestitures.

In October 2008, we sold PMSI, our workers’ compensation business, which had total revenues and a loss before income taxes of approximately $404 million and $216 million, respectively, in fiscal 2008.

On July 31, 2007, the Company and Kindred Healthcare, Inc. (“Kindred”) completed the spin-offs and subsequent combination of their institutional pharmacy businesses, PharMerica Long-Term Care (“Long-Term Care”) and Kindred Pharmacy Services (“KPS”), to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). The Company’s and Kindred’s stockholders each owned approximately 50 percent of PMC immediately after the closing of the transaction.

Operations

Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2008 were comprised of two reportable segments: Pharmaceutical Distribution and Other. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date. The operating results of PMSI, which was sold in October 2008, have been reclassified to discontinued operations.

During fiscal 2008, the Pharmaceutical Distribution reportable segment was comprised of four operating segments, which included the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG” or “Specialty Group”), Bellco Health (“Bellco”), and AmerisourceBergen Packaging Group (“ABPG” or “Packaging Group”). We recently completed our integration of Bellco’s separate operations within ABDC and ABSG and as of September 30, 2008, the Pharmaceutical Distribution reportable segment was comprised of three operating segments, which included ABDC, ABSG, and ABPG. Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.

ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies and other customers. ABDC also provides pharmacy management, staffing and other consulting services, scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets, and supply management software to a variety of retail and institutional healthcare providers.

ABSG, through a number of individual operating businesses, provides distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes vaccines, other injectables, plasma and other blood products. In addition, through its specialty services businesses, ABSG provides a number of commercialization services, third party logistics, group purchasing, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education. As previously noted, the dialysis-related business of Bellco has been integrated within ABSG as of September 30, 2008.

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

Sales and Marketing. ABDC has a sales force organized regionally and specialized by healthcare provider type. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. ABDC’s national marketing organization designs and develops business management solutions for AmerisourceBergen healthcare provider customers. Tailored to specific groups, these programs can be further customized at the business unit or distribution facility level to adapt to local market conditions. ABDC’s sales and marketing organization also serves national account customers through close coordination with local distribution centers and ensures that our customers are receiving service offerings that meet their needs. Our Specialty and Packaging groups each have independent sales forces and marketing organizations that specialize in their respective product and service offerings.

Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our healthcare provider customers. Our manufacturing customers include branded, generic, and biotech manufacturers of prescribed pharmaceuticals as well as over-the-counter product and health and beauty aid manufacturers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. In fiscal 2008, total revenue for our Pharmaceutical Distribution segment was comprised of 68% institutional customers and 32% retail customers.

In fiscal 2008, Medco Health Solutions, Inc., our largest customer, accounted for 17% of our total revenue. No other individual customer accounted for more than 10% of our fiscal 2008 total revenue. Our top ten customers represented approximately 42% of fiscal 2008 total revenue. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 7% of our total revenue in fiscal 2008 was derived from our two largest GPO relationships (Novation and Premier). The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations.

Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2008. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are good. The ten largest suppliers in fiscal 2008 accounted for approximately 54% of our purchases.

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

ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. ABDC continues to implement a new warehouse operating system, which has improved its productivity and operating leverage. ABDC will continue to invest in advanced information systems and automated warehouse technology. As of September 30, 2008, approximately 91% of ABDC’s transactional volume is generated from our distribution facilities that have successfully implemented the new warehouse operating system.

In an effort to maintain and improve our information technology infrastructure, in 2005 we outsourced a significant portion of our information technology activities relating to ABDC and corporate functions to IBM Global Services.

ABDC plans to continue to make system investments to further improve its information capabilities and meet its customer and operational needs. For example, we began to make significant investments in fiscal 2008 relating to our Business Transformation project that will include a new enterprise resource planning (“ERP”) platform, which will be implemented throughout ABDC and our corporate functions, as well as the development and implementation of integrated processes to enhance our business practices and lower costs. We expect to continue to make significant investments in our Business Transformation project through fiscal 2011.

ABSG operates the majority of its business on its own common, centralized platform resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities. The convenience of ordering via the Internet is very important to ABSG’s customers. Over the past few years, ABSG has enhanced its web capabilities such that a significant amount of orders are initiated via the Internet.

Competition

We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. Our largest national competitors are Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”). ABDC competes with both Cardinal and McKesson, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG’s operating businesses face competition from a variety of competitors, including McKesson, FFF Enterprises, Henry Schein, Inc., Med-Path, Express Scripts, Inc., US Oncology, Inc., Covance Inc., and UPS Logistics, among others. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

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

Employees

As of September 30, 2008, we had approximately 10,900 employees, of which approximately 9,700 were full-time employees. Approximately 4% of full and part-time employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

Government Regulation

We are subject to oversight by various state and federal governmental entities and we are subject to, and affected by, a variety of state and federal laws, regulations and policies.

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances are required to hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers from distributing controlled substances, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of applicable laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these laws and regulations. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical wholesale distribution requirements needed to conduct our operations.

We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statute and the Stark law. The anti-kickback statute, and the related regulations, prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a person for the furnishing, or arranging for the furnishing, of any item or service or to induce the purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, ordering, or arranging for items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The Stark law prohibits physicians from making referrals for designated health services to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. ABSG’s operations are particularly subject to these laws and regulations, as are certain aspects of ABDC’s operations.

In recent years, some states have passed or have proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. For example, Florida and other states are implementing pedigree requirements that require drugs to be accompanied by information tracing drugs back to the manufacturers. California has enacted a law requiring chain of custody technology using electronic pedigrees, although the effective date has been postponed until January 1, 2015 for pharmaceutical manufacturers and July 1, 2016 for pharmaceutical wholesalers and repackagers. These and other requirements are expected to increase our cost of operations. At the federal level, the FDA issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The FDA regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to the Company of selling to other pharmaceutical distributors and handling product returns. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of the regulations in response to a case initiated by secondary distributors. The federal Court of Appeals for the Second Circuit affirmed this injunction on July 10, 2008. We cannot predict the ultimate outcome of this legal proceeding. These laws and regulations could increase the overall regulatory burden and costs associated with our distribution business and could adversely affect our results of operations and financial condition.

In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification and other technologies. The FDA must develop a standardized numerical identifier by April 1, 2010.

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

Medicare and Medicaid

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) instituted an “average sales price” or “ASP” methodology beginning in 2005 for Medicare Part B reimbursed drugs. Under Medicare Part B, physicians have the option of continuing to obtain drugs under the traditional “buy and bill” approach and being reimbursed for the drugs at ASP+6% or acquiring drugs through a competitive acquisition program or CAP. Physicians who participate in CAP bill the Medicare program only for drug administration, while the CAP vendor bills Medicare for the actual CAP drug and collects applicable beneficiary copayments. We are not a CAP vendor and an insignificant number of our physician customers have elected to participate in the CAP to date. On September 10, 2008, the Centers for Medicare & Medicaid Services (“CMS”) announced that the 2009 CAP is being postponed indefinitely; therefore, CAP drugs will not be available from an approved CAP vendor for dates of service after December 31, 2008.

In December 2007, President Bush signed the Medicare, Medicaid, and SCHIP Extension Act of 2007 into law. Among other things, the law requires CMS to adjust Medicare Part B drug ASP calculations to use volume-weighted ASPs based on actual sales volume, effective April 1, 2008. In the future, this change could reduce Medicare reimbursement rates for some Part B drugs, which may indirectly impact the prices we can charge our customers for pharmaceuticals and result in declines in our profitability.

The MMA also significantly expanded Medicare coverage for outpatient prescription drugs through the new Medicare Part D program. Beginning in 2006, Medicare beneficiaries became eligible to enroll in outpatient prescription drug plans that are offered by private entities and became eligible for varying levels of coverage for outpatient prescription drugs. Beneficiaries who participate select from a range of stand-alone prescription drug plans or Medicare Advantage managed care plans that include prescription drug coverage along with other Medicare services (“Part D Plans”). The Part D Plans are required to make available certain drugs on their formularies. Each Part D Plan negotiates reimbursement for Part D drugs with pharmaceutical manufacturers.

The new Part D Plan program has increased the use of pharmaceuticals in the supply channel, which has a positive impact on our revenues and profitability.

The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), enacted July 15, 2008, establishes timeframes for Part D Plan payments to pharmacies and long-term care pharmacy submission of claims; requires more frequent updating by Part D Plan sponsors of the drug pricing data they use to pay pharmacies; modifies statutory provisions regarding coverage of certain “protected classes” of drugs; limits certain Part D sales and marketing activities; and makes other Part D reforms.

Effective January 1, 2007, the Deficit Reduction Act of 2005 (“DRA”) changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest average manufacturer price or AMP. On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. In December 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing certain provisions of the AMP rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoined CMS from disclosing AMP data to states and other entities. In addition, MIPPA delayed the implementation of these changes until October 1, 2009. The use of an AMP benchmark may result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect our results of operations.

President Bush’s fiscal year 2009 budget proposal, released February 4, 2008, contained a series of proposals impacting Medicare and Medicaid, including a proposal to further reduce the Medicaid federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP and replace the “best price” component of the Medicaid drug rebate formula with a budget-neutral flat rebate. Many of the proposed policy changes would require Congressional approval to implement. There can be no assurances that future revisions to Medicare or Medicaid payments, if enacted, will not have an adverse impact on our business.

The federal government may take action in the future to increase the Medicaid drug rebate amount for branded pharmaceuticals, amend the Medicare ASP calculation methodology, or otherwise modify Medicare/Medicaid drug payment policy.

See “Risk Factors” for a discussion of additional regulatory developments that may affect our results of operations and financial condition.

Health Information Practices

The Health Information Portability and Accountability Act of 1996 (“HIPAA”) and its accompanying federal regulations set forth health information standards in order to protect security and privacy in the exchange of individually identifiable health information. In addition, our operations, depending on their location, may be subject to additional state or foreign regulations affecting personal data protection and the manner in which information services or products are provided. Significant criminal and civil penalties may be imposed for violation of HIPAA standards and other such laws. We have a HIPAA compliance program to facilitate our ongoing effort to comply with the HIPAA regulations.

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

ITEM 1A.    RISK FACTORS

The following discussion describes certain risk factors that we believe could affect our business and prospects. These risks factors are in addition to those set forth elsewhere in this report.

Intense competition as well as industry consolidations may erode our profit margins.

The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with two national wholesale distributors of pharmaceuticals, Cardinal and McKesson; national generic distributors; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers that distribute their products directly to customers; specialty distributors; and packaging and healthcare technology companies (see “Competition”). In recent years, the healthcare industry has been subject to increasing consolidation. If this trend continues among our customers and suppliers, it could give the resulting enterprises greater bargaining power, which may lead to greater pressure to reduce prices for our products and services.

Our results of operations continue to be subject to the risks and uncertainties of inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices.

As part of our transition to fee-for-service, some distribution service agreements that we have entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with a small number of branded manufacturers continue to be solely inflation-based. As a result, approximately 15% of our gross profit from brand-name manufacturers continues to be subject to fluctuation based upon the timing and extent of price appreciation. If the frequency or rate of branded pharmaceutical price inflation slows, our results of operations could be adversely affected. In addition, we distribute generic pharmaceuticals, which are subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, our results of operations could be adversely affected.

Declining economic conditions could adversely affect our results of operations and financial condition.

Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Interest rate fluctuations, financial market volatility or credit market disruptions may also negatively affect our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions may also increase our costs. If the economic conditions in the United States or in the regions outside the United States where we do business do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected.

Our stock price and our ability to access credit markets may be adversely affected by the current levels of financial market volatility and disruption, which are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience downward movement in our stock price without regard to our financial condition or results of operations or an adverse effect, which may be material, on our ability to access credit generally, and on our business, liquidity, financial condition and results of operations.

Our receivables securitization facility expires in calendar 2009. While we did not have any borrowings outstanding under this facility as of September 30, 2008, we have historically utilized amounts available to us under this facility throughout the year to meet our business needs. In fiscal 2009, we will seek to renew this facility at available market rates, which we believe will be higher than the interest rates currently available to us. While we believe we will be able to renew this facility, there can be no assurance that we will be able to do so.

Our total revenue and results of operations may suffer upon the loss of a significant customer.

Our largest customer, Medco Health Solutions, Inc., accounted for 17% of our total revenue in fiscal 2008. Our top ten customers represented approximately 42% of fiscal 2008 total revenue. We also have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 7% of our total revenue in fiscal 2008 was derived from our two largest GPO relationships (Novation and Premier). We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our total revenue and results of operations.

Our total revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.

Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. The continued volatility of the capital and credit markets may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could have a material adverse affect on our operating revenue and results of operations. At September 30, 2008, the largest trade receivable balance due from a single customer, which was our largest customer, represented approximately 9% of accounts receivable, net.

Our results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant supplier.

Our relationships with pharmaceutical suppliers give rise to substantial amounts that are due to us from the suppliers, including amounts owed to us for returned goods or defective goods and amounts due to us for services provided to the suppliers. The continued volatility of the capital and credit markets may adversely affect the solvency or creditworthiness of our suppliers. The bankruptcy, insolvency or other credit failure of any supplier at a time when the supplier has a substantial account payable balance due to us could have a material adverse affect on our results of operations.

Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability.

The healthcare industry is highly regulated at the federal and state level. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or have proposed laws and regulations, including laws and regulations obligating pharmaceutical distributors to provide prescription drug pedigrees, that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. In order to comply with the Florida requirements, we implemented an e-pedigree system at our distribution center in Florida that required significant capital outlays. Other states have adopted laws and regulations that would require us to implement pedigree capabilities in those other states similar to the pedigree capabilities implemented for Florida. For example, California has enacted a law requiring the implementation of costly track and trace chain of custody technologies, such as radio frequency identification (“RFID”) technologies although the effective date of the law has been postponed until January 1, 2015 for pharmaceutical manufacturers and until July 1, 2016 for pharmaceutical wholesalers and repackagers. At the federal level, the FDA issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of certain provisions of the regulations in response to a case initiated by secondary distributors. The federal Court of Appeals for the Second Circuit affirmed this injunction on July 10, 2008. We cannot predict the ultimate outcome of this legal proceeding.

In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as RFID and other technologies. The FDA must develop a standardized numerical identifier by April 1, 2010. The increased costs of complying with these pedigree and other supply chain custody requirements could increase our costs or otherwise significantly affect our results of operations.

The suspension or revocation by the DEA of any of the registrations that must be in effect for our distribution facilities to purchase, store and distribute controlled substances or the refusal by DEA to issue a registration to any such facility that requires such registration may adversely affect our reputation, our business and our results of operations.

The DEA, FDA and various state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substance Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers’ licenses to distribute pharmaceutical products (including controlled substances), seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.

On April 24, 2007, the DEA suspended our Orlando, Florida distribution center’s license to distribute controlled substances and listed chemicals, alleging that the distribution center did not maintain effective controls against diversion of controlled substances to certain internet pharmacies. On June 22, 2007, we signed an agreement with the DEA, which led to the reinstatement of our Orlando, Florida distribution center’s license to distribute controlled substances and listed chemicals effective August 25, 2007. As required by the agreement, we implemented an enhanced and more sophisticated order-monitoring program in all of our ABDC distribution centers by June 30, 2007. In addition, in June 2007, one of our subsidiaries, Bellco Drug Corp., entered into a consent judgment with the DEA following the suspension of Bellco Drug’s DEA license in May 2007 prior to our acquisition of the business. The DEA had alleged that Bellco Drug had failed to maintain effective controls against the diversion of controlled substances as required by federal law. In the consent judgment, Bellco Drug voluntarily surrendered its DEA registration with leave to apply for a new registration. Bellco Drug received its new DEA registration on February 12, 2008 and resumed distribution of controlled substances. While we expect to continue to comply with all of the DEA’s requirements, there can be no assurance that the DEA will not require further controls against the diversion of controlled substances in the future or will not take similar action against any other of our distribution centers in the future.

Legal and regulatory changes reducing reimbursement rates for pharmaceuticals and/or medical treatments or services may reduce our profitability and adversely affect our business and results of operations.

Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined. Many of our contracts with healthcare providers are multi-year contracts from which we derive profit based upon reimbursement rates and methodologies in place at the time such contracts were entered into. Many of these contracts cannot be terminated or amended in the event of such legal and regulatory changes. Accordingly, such changes may have the effect of reducing, or even eliminating, our profitability on such contracts until the end of the applicable contract periods.

ABSG’s business may be adversely affected in the future by changes in Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since ABSG provides a number of services to or through physicians, this could result in slower growth or lower revenues for ABSG.

The Deficit Reduction Act of 2005 (“DRA”) was intended to reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Effective January 1, 2007, the DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest average manufacturer price (“AMP”). On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. In December 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing certain provisions of the AMP rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from disclosing AMP data to states and other entities. On July 15, 2008, Congress enacted the Medicaid Improvements for Patients and Providers Act of 2008 (“MIPPA”). MIPPA delays the adoption of CMS’s July 17, 2007 rule and prevents CMS from publishing AMP data until October 1, 2009. We expect the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect our results of operations.

In December 2007, President Bush signed the Medicare, Medicaid, and SCHIP Extension Act of 2007 into law. Among other things, the law requires CMS to adjust Medicare Part B drug average sales price (“ASP”) calculations to use volume-weighed ASPs based on actual sales volume, effective April 1, 2008. This change could reduce Medicare reimbursement rates for some Part B drugs, which may indirectly impact the prices we can charge our customers for pharmaceuticals and result in reductions in our profitability.

President Bush’s fiscal year 2009 budget proposal, released February 4, 2008, contains a series of proposals that affect Medicare and Medicaid, including a proposal to further reduce the upper limit reimbursement for multiple source drugs to 150% of the AMP and replace the “best price” component of the Medicaid drug rebate formula with a budget-neutral flat rebate. Many of the proposed policy changes would require Congressional approval to implement. There can be no assurance that future revisions to Medicare or Medicaid payments, if enacted, will not have an adverse impact on our business.

Our revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with kidney failure and dialysis, and changes in regulatory and clinical medical guidelines for recommended dosage and use. In addition, the FDA has announced that it is reviewing new clinical study data concerning the possible risks associated with erythropoiesis stimulating agents and may take additional action with regard to these drugs. CMS has indicated that it may impose additional restrictions on Medicare coverage in the future. Also, on July 30, 2008, CMS announced it is considering a review of national Medicare coverage policy for these drugs for patients who have cancer or pre-dialysis chronic kidney disease. Any further changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues.

First DataBank, Inc. publishes drug databases that contain drug information and pricing data. The pricing data includes average wholesale price, or AWP, which is a pricing benchmark widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers. AWP is also used to establish the pricing of pharmaceuticals to certain of our pharmaceutical distribution customers in Puerto Rico. First DataBank is involved in class action litigation concerning the way it calculates AWP pricing data. On May 29, 2008, the plaintiffs and First DataBank filed an amended settlement (following an original proposed settlement in 2006) that would, among other things, adjust its AWP reporting practices for certain prescription drugs by applying a reduced markup factor (20% versus 25%) to approximately 1,400 national drug codes. On June 3, 2008, the federal district court overseeing the litigation granted preliminary approval to the revised settlement and subsequently approved the process for class notification. The matter is still subject to opposition by others, a fairness hearing, which has been scheduled for December 17, 2008, and final court approval. First DataBank also announced that, independent of the settlement, it would reduce to 20% the markup on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the mark-up changes are implemented. We continue to evaluate the potential impact that a proposed settlement could have on the business of our customers and our business. If a revised settlement or other resolution of the case is approved, we will evaluate the potential impact of such settlement or other resolution on us at that time. There can be no assurance that a settlement or other resolution, if approved, would not have an adverse impact on the business of our customers and/or our business.

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

Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare funding affecting our healthcare provider customer base; consolidation of competitors, suppliers and customers; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued government and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability.

If we fail to comply with laws and regulations in respect of healthcare fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.

We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud and abuse. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. While we believe that we are in compliance with all applicable laws and regulations, many of the regulations applicable to us, including those relating to marketing incentives offered in connection with pharmaceutical sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

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

We have pharmaceutical distribution operations based in Canada and provide contract packaging and clinical trials materials services in the United Kingdom. We may consider additional foreign acquisitions in the future. Our existing foreign operations and any operations we may acquire in the future carry risks in addition to the risks of acquisition, as described above. At any particular time, foreign operations may encounter risks and uncertainties regarding the governmental, political, economic, business and competitive environment within the countries in which those operations are based. Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar.

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

Certain of our businesses continue to make substantial investments in information systems. To the extent the implementation of these systems fail, our business and results of operations may be adversely affected.

Risks generally associated with implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We are preparing to implement an ERP system to handle the business and financial processes within ABDC’s operations and our corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process or if the ERP system, and the associated process changes, do not give rise to the benefits that we expect.

Additionally, if the Company does not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We are a large corporation with operations in the United States, Puerto Rico, Canada and the United Kingdom. As such, we are subject to tax laws and regulations of the United States federal, state and local governments and of many foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of September 30, 2008, we conducted our business from office and operating facilities at owned and leased locations throughout the United States, Canada, the United Kingdom, and Puerto Rico. In the aggregate, our facilities occupy approximately 8.3 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2018.

We have 26 full-service ABDC wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 54,000 square feet to 310,000 square feet, with an aggregate of approximately 4.7 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Minnesota, New York, New Jersey, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas and Virginia. As of September 30, 2008, ABDC had 11 wholesale pharmaceutical distribution facilities in Canada. Two of these facilities are owned and are located in the provinces of Newfoundland and Ontario. Nine of these locations are leased and located in the provinces of Alberta, British Columbia, Nova Scotia, Ontario, and Quebec. We consider our operating properties to be in satisfactory condition.

As of September 30, 2008, the Specialty Group’s operations were conducted in 20 locations, two of which are owned, comprising of approximately 1.0 million square feet. The Specialty Group’s largest leased facility consisted of approximately 276,000 square feet. Its headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, Nevada, North Carolina, and Ohio.

As of September 30, 2008, the Packaging Group’s operations in the U.S. consisted of 3 owned facilities and 4 leased facilities totaling approximately 1.3 million square feet. The Packaging Group’s operations in the U.S. are primarily located in the states of Illinois and Ohio. The Packaging Group’s operations in the United Kingdom are located in 6 owned and 2 leased building units comprising a total of 103,000 square feet. The two leased building units were acquired by us in October 2008.

We lease approximately 154,000 square feet in Chesterbrook, Pennsylvania for our corporate and ABDC headquarters.

We consider all of our operating office properties to be in satisfactory condition.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including the matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

RxUSA Matter

In 2001, the Company sued one of its former customers, RxUSA International, Inc. and certain related companies (“RxUSA”), seeking over $300,000 for unpaid invoices. The matter is pending in the United States District Court for the Eastern District of New York (the “Federal District Court”). Thereafter, RxUSA filed counterclaims alleging breach of contract claiming that it was overbilled for products by over $400,000. RxUSA also alleged violations of the federal and New York antitrust laws, tortious interference with business relations and defamation. The Federal District Court has granted summary judgment for the Company on the antitrust and defamation counterclaims, but denied the motion on the breach of contract and tortious interference counterclaims. In connection with its tortious interference counterclaim, RxUSA asserts compensatory damages of $61 million plus punitive damages. The case is scheduled for trial on January 26, 2009. The Company intends to vigorously prosecute its claim for unpaid invoices and does not believe that the counterclaims asserted by RxUSA have merit, but cannot predict the ultimate outcome of this matter.

New York Attorney General Subpoena

In fiscal 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchased pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. After receiving the subpoena, the Company engaged in discussions with the NYAG, initially to clarify the scope of the subpoena and subsequently to provide background information requested by the NYAG. The Company has produced responsive information and documents and will continue to cooperate with the NYAG. Late in fiscal year 2007, the Company received a communication from the NYAG detailing potential theories of liability. Subsequently, the Company met with the NYAG to discuss this matter and has communicated the Company’s position on this matter to the NYAG. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this matter.

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Superior Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Superior Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Superior Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded a charge of $13.9 million in fiscal 2006 to establish the total liability of $19.4 million on its balance sheet. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company appealed the ruling of the Superior Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Superior Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The Company continues to accrue interest on the remaining liability to the executive, pending the final resolution of this matter. The former executive filed a petition with the Supreme Court of California for review of the October 12, 2007 appellate decision. The Supreme Court of California denied the petition on January 23, 2008. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator in accordance with the Court of Appeal’s decision of October 12, 2007. On June 10, 2008, the Plan Administrator issued a decision that the executive is entitled to receive approximately $6.9 million in supplemental retirement benefits plus interest, less the $1.9 million already paid to the executive under the Plan. The executive appealed this determination and a hearing on his appeal was held in August 2008 before a Review Official appointed by the Plan Administrator. On October 31, 2008, the Review Official issued an interim decision affirming in most respects the Plan Administrator’s determination of the executive’s supplemental retirement benefit. The Company expects the Review Official to issue a final decision by the end of calendar 2008.

Bridge Medical Matter

In fiscal 2004, the former stockholders of Bridge Medical, Inc. (“Bridge”) commenced an action against the Company in the Court of Chancery of the State of Delaware (the “Chancery Action”) claiming that they were entitled to payment of certain contingent purchase price amounts that were provided under the terms of an agreement under which the Company acquired Bridge in January 2003. In fiscal 2005, the Company sold substantially all of the assets of Bridge. The contingent purchase price amounts at issue were conditioned upon the achievement by Bridge of certain earnings levels in calendar 2003 and calendar 2004 (collectively, the “Earnout Period”). The maximum amount that was payable in respect of calendar 2003 was $21 million and the maximum amount that was payable in respect of calendar 2004 was $34 million. The former stockholders of Bridge alleged (i) that the Company did not properly adhere to the terms of the acquisition agreement in calculating that no contingent purchase price amounts were due and (ii) that the Company breached certain obligations to assist the Bridge sales force and promote the Bridge bedside point-of-care patient safety product during the Earnout Period and that such breaches prevented Bridge from obtaining business that Bridge otherwise would have obtained. The trial of the Chancery Action and post-trial briefing were completed during May and June 2007. In September 2007, the Delaware Court of Chancery ruled that the former stockholders of Bridge were entitled to a payment of $21 million for earnout amounts, plus prejudgment interest in the amount of $5.9 million. As a result of the court’s decision, the Company recorded a charge of $24.6 million, net of income taxes, in the fiscal year ended September 30, 2007. The Company appealed the decision of the Delaware Court of Chancery and in April 2008, the Delaware Supreme Court affirmed the judgment of the Delaware Chancery Court. In April 2008, the Company paid the judgment of $28.1 million, which included post-judgment interest. The Company expects to receive a tax benefit only with respect to interest incurred in this matter.

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

In fiscal 2007, the Company recorded a $27.8 million write-down to estimated net realizable value for the TD vaccines, which remained unsold as of September 30, 2007. In March 2008, the parties entered into a settlement agreement resolving all disputes between them. As a result of the settlement, the Company recorded a $2.4 million gain in fiscal 2008.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the quarter ended September 30, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company’s principal executive officers and their ages and positions as of November 1, 2008. Each executive officer serves at the pleasure of the Company’s board of directors.

Name	Age	Current Position with the Company
R. David Yost	61	President, Chief Executive Officer and Director
Michael D. DiCandilo	47	Executive Vice President and Chief Financial Officer; and Chief Operating Officer, AmerisourceBergen Drug Corporation
Steven H. Collis	47	Executive Vice President and President, AmerisourceBergen Specialty Group
John G. Chou	52	Senior Vice President, General Counsel and Secretary
Jeanne B. Fisher	67	Senior Vice President, Human Resources

Unless indicated to the contrary, the business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mr. Yost has been Chief Executive Officer and a Director of the Company since August 2001 and was President of the Company until October 2002. He again assumed the position of President of the Company in September 2007. He was Chief Executive Officer of AmeriSource from May 1997 until August 2001 and Chairman of the Board of AmeriSource from December 2000 until August 2001. Mr. Yost has been employed by the Company or one of its predecessors for 34 years.

Mr. DiCandilo has been Chief Financial Officer of the Company since March 2002 and an Executive Vice President of the Company since May 2005. In May 2008, he was named Chief Operating Officer of AmerisourceBergen Drug Corporation. From March 2002 to May 2005, Mr. DiCandilo was a Senior Vice President. Mr. DiCandilo has been employed by the Company or one of its predecessors for 18 years.

Mr. Collis was named Executive Vice President and President of AmerisourceBergen Specialty Group in September 2007. He was Senior Vice President of the Company and President of AmerisourceBergen Specialty Group from August 2001 to September 2007. Mr. Collis has been employed by the Company or one of its predecessors for 14 years.

Mr. Chou was named Senior Vice President and General Counsel of the Company in January 2007. He has served as Secretary of the Company since February 2006. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 6 years.

Ms. Fisher has been Senior Vice President, Human Resources since January 2003. Ms. Fisher has been employed by the Company for 5 years.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “ABC.” As of October 31, 2008, there were 3,928 record holders of the Company’s common stock. The following table sets forth the high and low closing sale prices of the Company’s common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2008
First Quarter	$47.11	$42.83
Second Quarter	$47.72	$39.09
Third Quarter	$42.40	$39.00
Fourth Quarter	$43.15	$37.65

Fiscal Year Ended September 30, 2007
First Quarter	$45.98	$43.16
Second Quarter	$53.68	$44.37
Third Quarter	$54.69	$47.93
Fourth Quarter	$48.75	$43.55

On July 31, 2007, the Company and Kindred completed the spin-offs and subsequent combination of their institutional pharmacy businesses, Long-Term Care and KPS, to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). The institutional pharmacy businesses were spun off to the stockholders of their respective parent companies, followed immediately by the merger of each of the businesses into a subsidiary of PMC, which resulted in the Company’s and Kindred’s stockholders each owning approximately 50 percent of PMC immediately after the closing of the transaction. The Company’s stockholders received 0.0833752 shares of PMC common stock for each share of AmerisourceBergen common stock owned. The Company’s common stock started trading on the NYSE without Long-Term Care on August 1, 2007, the day following the close of the divestiture transaction. The historical prices of the Company’s common stock have been retroactively adjusted downward by the NYSE by approximately 3% to reflect the spin-off transaction.

During the fiscal years ended September 30, 2008 and 2007, the Company paid quarterly cash dividends of $0.075 and $0.05, respectively. On November 13, 2008, the Company’s board of directors increased the quarterly dividend by 33% and declared a cash dividend of $0.10 per share, which will be paid on December 8, 2008 to stockholders of record as of the close of business on November 24, 2008. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

BNY Mellon is the Company’s transfer agent. BNY Mellon can be reached at (mail) AmerisourceBergen Corporation c/o BNY Mellon Shareowner Services, P.O. Box 358015, Pittsburgh, PA 15252-8015; (telephone): Domestic 1-877-296-3711, Domestic TDD 1-800-231-5469, International 1-201-680-6578 or International TDD 1-201-296-0438; (internet) www.bnymellon.com/shareowner/isd; and (e-mail) Shrrelations@bnymellon.com.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,569,014	$44.32	1,569,014	$127,898,371
November 1 to November 30	5,067,400	$43.93	5,067,400	$405,276,746
December 1 to December 31	435,600	$43.94	435,600	$386,137,725
January 1 to January 31	—	$—	—	$386,137,725
February 1 to February 29	1,175,700	$44.75	1,175,700	$333,519,985
March 1 to March 31	767,205	$40.51	767,205	$302,443,669
April 1 to April 30	1,106,400	$41.35	1,106,400	$256,694,472
May 1 to May 31	644,500	$41.86	644,500	$229,714,677
June 1 to June 30	2,097,998	$40.85	2,097,998	$144,020,709
July 1 to July 31	593,264	$41.99	593,264	$119,107,804
August 1 to August 31	1,705,098	$41.66	1,705,098	$48,079,515
September 1 to September 30	748,787	$40.06	748,787	$18,079,594

Total	15,910,966	$42.70	15,910,966

(a)	In May 2007, the Company announced a program to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. During the fiscal year ended September 30, 2008, the Company purchased 15.9 million shares of its common stock for $679.7 million under this program. There is no expiration date related to this program.

STOCK PERFORMANCE GRAPH

This graph depicts the Company’s five year cumulative total stockholder returns relative to the performance of an index of peer companies selected by the Company and of the Standard and Poor’s 500 Composite Stock Index from the market close on September 30, 2003 to September 30, 2008. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2003. The points on the graph represent fiscal quarter-end index levels based on the last trading day in each fiscal quarter. The historical prices of the Company’s common stock reflect the downward adjustment of approximately 3% that was made by the NYSE in all of the historical prices to reflect the divestiture of Long-Term Care. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: Cardinal Health, Inc. and McKesson Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG AMERISOURCEBERGEN CORPORATION, THE S&P 500 INDEX

AND A PEER GROUP

ITEM 6. SELECTED	FINANCIAL DATA

The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26. All of the data illustrated below for fiscal 2007 and prior years have been restated to reflect PMSI as a discontinued operation.

	As of or for the fiscal year ended September 30,
	2008 (a)	2007 (b)	2006 (c)	2005 (d)	2004 (e)
	(amounts in thousands, except per share amounts)
Statement of Operations Data:
Operating revenue	$67,518,933	$61,266,792	$56,282,216	$49,640,785	$48,427,639
Bulk deliveries to customer warehouses	2,670,800	4,405,280	4,530,205	4,564,723	4,308,339
Total revenue	70,189,733	65,672,072	60,812,421	54,205,508	52,735,978
Gross profit	2,047,002	2,219,059	2,121,616	1,864,822	2,043,307
Operating expenses	1,219,141	1,430,322	1,428,732	1,290,944	1,202,170
Operating income	827,861	788,737	692,884	573,878	841,137
Interest expense, net	64,496	32,244	12,464	57,223	113,100
Income from continuing operations	469,064	474,803	434,463	253,760	438,261
Net income	250,559	469,167	467,714	264,645	468,390
Earnings per share from continuing operations—diluted (f)(g)(h)	$2.89	$2.53	$2.09	$1.19	$1.90
Earnings per share—diluted (a)(f)(g)(h)	$1.54	$2.50	$2.25	$1.24	$2.03
Cash dividends declared per common share (f)	$0.30	$0.20	$0.10	$0.05	$0.05
Weighted average common shares outstanding—diluted (f)	162,460	187,886	207,446	215,540	235,558

Balance Sheet Data:
Cash and cash equivalents	$878,114	$640,204	$1,261,268	$966,553	$871,343
Short-term investment securities available for sale	—	467,419	67,840	349,130	—
Accounts receivable, net	3,480,267	3,415,772	3,364,806	2,586,253	2,205,635
Merchandise inventories	4,211,775	4,097,811	4,418,717	4,000,611	5,133,074
Property and equipment, net	552,159	493,647	497,959	500,532	450,234
Total assets	12,217,786	12,310,064	12,783,920	11,381,174	11,654,003
Accounts payable	7,326,580	6,964,594	6,474,210	5,274,591	4,929,972
Long-term debt, including current portion	1,189,131	1,227,553	1,095,491	952,711	1,438,471
Stockholders’ equity	2,710,045	3,099,720	4,141,157	4,280,357	4,339,045
Total liabilities and stockholders’ equity	$12,217,786	$12,310,064	$12,783,920	$11,381,174	$11,654,003

(a)	Includes $7.6 million of facility consolidations, employee severance and other costs, net of income tax benefit of $4.8 million and a $2.1 million gain from antitrust litigation settlements, net of income tax expense of $1.4 million. In fiscal 2008, the Company recorded a non-cash charge to reduce the carrying value of PMSI by $224.9 million, net of income tax benefit of $0.9 million. This non-cash charge, which is reflected in discontinued operations, reduced diluted earnings per share by $1.38.

(b)	Includes $5.0 million of facility consolidations, employee severance and other costs, net of income tax expense of $2.9 million and a $22.1 million gain from antitrust litigation settlements, net of income tax expense of $13.7 million and also includes $17.5 million charge relating to the write-down of tetanus-diphtheria vaccine inventory to its estimated net realizable value, net of income tax benefit of $10.3 million.

As a result of the July 31, 2007 divestiture of Long-Term Care, the statement of operations data includes the operations of Long-Term Care for the ten months ended July 31, 2007 and the September 30, 2007 balance sheet data excludes Long-Term Care.

(c)	Includes $14.2 million of facility consolidations, employee severance and other costs, net of income tax benefit of $5.9 million, a $25.8 million gain from antitrust litigation settlements, net of income tax expense of $15.1 million, and a $4.1 million gain on the sale of an equity investment and an eminent domain settlement, net of income tax expense of $2.4 million.

(d)	Includes $14.0 million of facility consolidations, employee severance and other costs, net of income tax benefit of $8.7 million, a $71.4 million loss on early retirement of debt, net of income tax benefit of $40.5 million, a $24.7 million gain from antitrust litigation settlements, net of income tax expense of $15.4 million and an impairment charge of $3.2 million, net of income tax benefit of $2.1 million.

(e)	Includes $4.6 million of facility consolidations, employee severance and other costs, net of income tax benefit of $2.9 million, a $14.5 million loss on early retirement of debt, net of income tax benefit of $9.1 million, and a $23.4 million gain from an antitrust litigation settlement, net of income tax expense of $14.6 million.

(f)	On December 28, 2005, the Company effected a two-for-one stock split of its outstanding shares of common stock in the form of a 100% stock dividend. All applicable share and per-share amounts have been retroactively adjusted to reflect this stock split.

(g)	Effective October 1, 2004, the Company changed its accounting method of recognizing cash discounts and other related manufacturer incentives. The Company recorded a $10.2 million charge for the cumulative effect of change in accounting (net of income tax benefit of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. The $10.2 million charge reduced diluted earnings per share by $0.05 for the fiscal year ended September 30, 2005.

Had the Company used its current method of accounting for recognizing cash discounts and other related manufacturer incentives for the fiscal year ended September 30, 2004, diluted earnings per share from continuing operations would have been lower by $0.01.

(h)	Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard 123R, using the modified-prospective transition method, and therefore, began to expense the fair value of all outstanding stock options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods. Had the Company expensed share-based compensation for each of the two years ended September 30, 2005, diluted earnings per share from continuing operations would have been lower by $0.37 for fiscal 2004 and lower by $0.02 for fiscal 2005.

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

Historically, the Company has evaluated and reported gross profit, operating expense, and operating income margins as a percentage of operating revenue because the gross profit and operating expenses relating to bulk deliveries were negligible, as a majority of this revenue represented direct shipments from manufacturers to customers’ warehouses. In fiscal 2008, the Company began to transition a significant amount of business previously conducted on a bulk delivery basis to an operating revenue basis as a result of a new contract that the Company signed with its largest customer. As a result, the Company’s revenue from bulk deliveries in the future will be insignificant to its total revenue and, therefore, beginning in fiscal 2008, the Company began to report gross profit, operating expense, and operating income margins as a percentage of total revenue (refer to Summary Segment Information table on page 28).

Acquisition

On October 1, 2007, the Company acquired Bellco Health for a purchase price of $162.2 million, net of $20.7 million of cash acquired. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expanded the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion in fiscal 2008.

Divestiture

During fiscal 2008, the Company committed to a plan to divest its workers’ compensation business, PMSI. In accordance with the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheets and classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for the current and prior fiscal years presented. Previously, PMSI was included in the Company’s Other reportable segment.

In October 2008, the Company completed the sale of PMSI for approximately $34 million, net of a working capital adjustment, including a $19 million subordinated note payable due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010, if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of 7%, will be payable in cash on a quarterly basis, if PMSI achieves a defined minimum fixed charge coverage ratio or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the subordinated note payable due from PMSI on the maturity date of the note. The Company recorded a non-cash charge of $225.8 million in fiscal 2008 to reduce the carrying value of PMSI. This charge, which is included in the loss from discontinued operations for the fiscal year ended September 30, 2008, was comprised of a $199.1 million write-off of PMSI’s goodwill and a $26.7 million charge to record the Company’s loss on the sale of PMSI. The tax benefit recorded in connection with the above charge was minimal as the loss on the sale of PMSI will be treated as a capital loss for income tax purposes, and the Company does not have significant capital gains to offset the capital loss.

Reportable Segments

The Company’s operations are comprised of two reportable segments: Pharmaceutical Distribution and Other. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date. The operating results of PMSI, which was sold in October 2008, have been reclassified to discontinued operations.

Pharmaceutical Distribution

During fiscal 2008, the Pharmaceutical Distribution reportable segment was comprised of four operating segments, which included the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), Bellco Health (“Bellco”), and the AmerisourceBergen Packaging Group (“ABPG”). We recently completed our integration of Bellco’s separate operations within ABDC and ABSG and as of September 30, 2008, the Pharmaceutical Distribution reportable segment was comprised of three operating segments, which included ABDC, ABSG and ABPG. Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.

ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies and other customers. ABDC also provides pharmacy management, staffing and other consulting services, scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets, and supply management software to a variety of retail and institutional healthcare providers.

ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes vaccines, other injectables, plasma, and other blood products. In addition, through its specialty services businesses, ABSG provides a number of commercialization services, third party logistics, group purchasing, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education. As previously noted, the dialysis-related business of Bellco has been integrated within ABSG as of September 30, 2008.

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

AmerisourceBergen Corporation

Summary Segment Information

	Total Revenue Fiscal year ended September 30,			2008 vs. 2007 Change	2007 vs. 2006 Change
	2008	2007	2006
	(dollars in thousands)
Pharmaceutical Distribution	$70,189,733	$65,340,623	$60,437,757	7%	8%
Other (a)	—	1,045,663	1,211,548	N/M	(14)
Intersegment eliminations	—	(714,214)	(836,884)	N/M	(15)

Total	$70,189,733	$65,672,072	$60,812,421	7%	8%

	Operating Income Fiscal year ended September 30,			2008 vs. 2007 Change	2007 vs. 2006 Change
	2008	2007	2006
	(dollars in thousands)
Pharmaceutical Distribution	$836,747	$729,978	$640,938	15%	14%
Other (a)	—	24,994	31,187	N/M	(20)
Facility consolidations, employee severance and other	(12,377)	(2,072)	(20,123)	497	(90)
Gain on antitrust litigation settlements	3,491	35,837	40,882	(90)	(12)

Total	$827,861	$788,737	$692,884	5%	14%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	2.91%	2.87%	2.85%
Operating expenses	1.72%	1.75%	1.79%
Operating income	1.19%	1.12%	1.06%

Other (a)
Gross profit	N/M	29.37%	29.47%
Operating expenses	N/M	26.98%	26.90%
Operating income	N/M	2.39%	2.57%

AmerisourceBergen Corporation
Gross profit	2.92%	3.38%	3.49%
Operating expenses	1.74%	2.18%	2.35%
Operating income	1.18%	1.20%	1.14%

(a)	Other represents Long-Term Care’s operating results for the ten-month period ended July 31, 2007 and for the fiscal year ended September 30, 2006.

Year ended September 30, 2008 compared with Year ended September 30, 2007

Consolidated Results

Operating revenue of $67.5 billion in fiscal 2008, which excludes bulk deliveries, increased 10% from the prior fiscal year. This increase was due to growth in our Pharmaceutical Distribution segment, particularly within our ABDC operating segment, and the Bellco acquisition. Additionally, in the March 2008 quarter, we began to transition a significant amount of business previously conducted on a bulk delivery basis to an operating revenue basis. This business transition, which contributed 3% of the operating revenue growth for the fiscal year ended September 30, 2008, resulted from a new contract that we signed with our largest customer.

The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites (i.e., drop shipment) or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites (i.e., cross-dock shipment). Bulk deliveries of $2.7 billion in fiscal 2008 decreased 39% from the prior fiscal year. This decline was due to the customer transition discussed above. The Company is a principal to these transactions because it is the primary obligor and has the ultimate responsibility for fulfillment and acceptability of the products purchased, and bears full risk of delivery and loss for products, whether the products are drop-shipped or shipped cross-dock. The Company also bears full credit risk associated with the creditworthiness of any bulk delivery customer. As a result, and in accordance with the Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records bulk deliveries to customer warehouses as gross revenues. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on our cash flows due to favorable timing between the customer payments to us and payments by us to our suppliers.

Total revenue of $70.2 billion in fiscal 2008 increased 7% from the prior fiscal year. This increase was driven by the Pharmaceutical Distribution segment, which received a 3% contribution from the Bellco acquisition.

Gross profit of $2.0 billion in fiscal 2008 decreased 8% from the prior fiscal year. This decline was related to the Other segment, as prior year’s consolidated results included $307.1 million of gross profit from the operating results of Long-Term Care through the July 31 spin-off date. The Other segment gross profit decrease was offset, in part, by the 9% increase in the Pharmaceutical Distribution Segment’s gross profit for the fiscal year ended September 30, 2008, primarily due to revenue growth, including the acquisition of Bellco. In fiscal 2008 and 2007, we recognized gains of $3.5 million and $35.8 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold and contributed 0.2% and 1.6% of gross profit in fiscal 2008 and 2007, respectively. The Company is unable to estimate future gains, if any, it will recognize as a result of antitrust settlements (see Note 14 to the consolidated financial statements). As a percentage of total revenue, gross profit in fiscal 2008 decreased 46 basis points from the prior fiscal year, which included the operating results of Long-Term Care.

Distribution, selling and administrative expenses, depreciation and amortization (“DSAD&A”) of $1.2 billion in fiscal 2008 decreased 16% from the prior fiscal year. This decline was related to the Other segment, as prior year’s consolidated results included $282.1 million of DSAD&A from the operating results of Long-Term Care and was partially offset by operating expenses of our recent acquisitions, primarily those of Bellco.

The following table illustrates the charges incurred relating to facility consolidations, employee severance and other for the fiscal years ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Facility consolidations and employee severance	$9,741	$(5,863)
Information technology transition costs	—	1,679
Costs relating to business divestitures	2,636	9,335
Gain on sale of assets	—	(3,079)

Total facility consolidations, employee severance and other	$12,377	$2,072

In fiscal 2008, the Company announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company reduced various operating costs and terminated certain positions. The Company expects to incur the majority of employee severance costs related to the above efforts through December 31, 2008. In fiscal 2008, the Company terminated approximately 130 employees and incurred $10.0 million of employee severance costs, relating to the aforementioned efforts.

In fiscal 2007, the Company completed its integration plan to consolidate its distribution network and eliminate duplicative administrative functions. The plan included building six new facilities, closing 31 facilities, and outsourcing a significant amount of its information technology activities. In fiscal 2008, the Company reversed $1.0 million of employee severance charges previously estimated and recorded related to this integration plan.

In fiscal 2006, the Company incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999. In October 2007, the Company received a favorable ruling from a California appellate court reversing certain portions of the prior adverse decision. As a result, the Company reduced its liability in fiscal 2007 to the Bergen Brunswig chief executive officer by $10.4 million (see Bergen Brunswig Matter under Note 13 of the consolidated financial statements). The fiscal 2007 compensation expense reduction was recorded as a component of facility consolidations and employee severance.

Costs related to business divestitures in fiscal 2008 and 2007 related to PMSI and the Long-Term Care spin-off, respectively.

In fiscal 2007, the Company recognized a $3.1 million gain relating to the sale of certain retail pharmacy assets of its former Long-Term Care business.

The Company paid a total of $6.8 million and $20.7 million for employee severance, lease cancellation and other costs in fiscal 2008 and 2007, respectively. Remaining unpaid amounts of $21.4 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying consolidated balance sheet at September 30, 2008. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

Operating income of $827.9 million in fiscal 2008 increased 5% from the prior fiscal year due to the 15% or $106.8 million increase in the Pharmaceutical Distribution segment’s operating income, which was offset, in part, by a decrease of $32.3 million in gains from antitrust litigation settlements, and an increase of $10.3 million in facility consolidation, employee severance and other costs. Additionally, the prior fiscal year benefited from a $25.0 million contribution from Long-Term Care, prior to its July 2007 spin-off. As a percentage of total revenue, operating income in fiscal 2008 decreased 2 basis points from the prior fiscal year despite

Pharmaceutical Distribution’s operating income as a percentage of total revenue increasing by 7 basis points. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements, decreased operating income by $8.9 million in fiscal 2008 and reduced operating income as a percentage of total revenue by 1 basis point. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, contributed $33.8 million to operating income in fiscal 2007 and increased operating income as a percentage of total revenue by 5 basis points. Long-Term Care’s operating income in fiscal 2007 increased operating income as a percentage of total revenue by 4 basis points.

Other loss of $2.0 million and $3.0 million in fiscal 2008 and 2007, respectively, primarily related to other-than-temporary impairment losses incurred with respect to equity investments.

Interest expense, interest income, and their respective weighted average interest rates in fiscal 2008 and 2007 were as follows (in thousands):

	2008		2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$75,099	5.48%	$75,661	5.65%
Interest income	(10,603)	3.33%	(43,417)	4.26%

Interest expense, net	$64,496		$32,244

Interest expense was relatively consistent when compared to the prior fiscal year as an increase of $85.2 million in average borrowings was offset by the decline in the weighted average interest rate. Interest income decreased substantially from the prior fiscal year primarily due to a decline of average invested cash and short-term investments from $976.2 million during the prior fiscal year to $309.5 million during fiscal 2008.

The decrease in invested cash and short-term investments from the prior fiscal year was primarily due to our use of cash for share repurchases, acquisitions, and capital expenditures, all of which, in the aggregate, exceeded our net cash provided by operating activities since the prior fiscal year. Our net interest expense in future periods may vary significantly depending upon our borrowings, interest rates, and strategic decisions to deploy our invested cash.

Income tax expense reflects an effective income tax rate of 38.4%, versus 37.0% in the prior fiscal year. The increase in the effective tax rate from the prior fiscal year was primarily due to the company having benefited less in the current year from tax-free investment income. We expect our effective tax rate going forward will approximate the fiscal 2008 tax rate.

We adopted FASB’s Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” effective October 1, 2007. The cumulative effect of adoption of this interpretation resulted in a $9.3 million reduction in retained earnings. The adoption of the provisions of FIN No. 48 did not have a significant impact on our effective tax rate in fiscal 2008.

Income from continuing operations of $469.1 million in fiscal 2008 decreased 1% from $474.8 million in the prior fiscal year. The 5% increase in 2008 operating income was offset by the increase in net interest expense and the increase in the effective income tax rate. Diluted earnings per share from continuing operations of $2.89 increased 14% from $2.53 per share in the prior fiscal year. The difference between diluted earnings per share growth and the decline in income from continuing operations was due to the 14% reduction in weighted average common shares outstanding from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements decreased income from continuing operations by $5.5 million and decreased diluted earnings per share by $0.03 in fiscal 2008. The gain on antitrust litigation settlements less the costs of facility consolidations, employee severance and other contributed $17.0 million to income from continuing operations and $0.09 to diluted earnings per share in fiscal 2007. Additionally, the inclusion of Long-Term Care’s operating results in fiscal 2007 increased diluted earnings per share from continuing operations by $0.08.

The loss from discontinued operations of $218.5 million, net of income taxes, relates to the PMSI business, which was sold in October 2008. The loss from discontinued operations in fiscal 2008 includes a $224.8 million charge, net of income taxes, recorded to reduce the carrying value of PMSI. Loss from discontinued operations of $5.6 million, net of income taxes, in fiscal 2007 included a $24.6 million charge, net of income taxes, incurred by the Company related to an adverse court ruling with respect to a contingent purchase price adjustment in connection with the 2003 acquisition of Bridge Medical, Inc. (“Bridge”), as previously discussed in Legal Proceedings under Item 3. Substantially all of the assets of the Bridge business were sold in July 2005. The aforementioned charge in fiscal 2007 was substantially offset by income from discontinued operations relating to the PMSI business.

Segment Information

Pharmaceutical Distribution

Pharmaceutical Distribution total revenue of $70.2 billion in fiscal 2008 increased 7% from the prior fiscal year primarily due to the 5% revenue growth of ABDC and the acquisition of Bellco, which contributed 3% of the total revenue increase. During fiscal 2008, 68% of total revenue was from sales to institutional customers and 32% was from sales to retail customers; this compared to a customer mix in the prior fiscal year of 64% institutional and 36% retail. In comparison with the prior fiscal year results, sales to institutional customers increased 15% primarily due to the acquisition of Bellco (the revenue of which is heavily weighted towards institutional customers) and the strong growth of certain large customers. Sales to retail customers decreased 5% primarily due to our decision not to renew a contract, effective January 2007, with a large retail customer and the July 1, 2008 loss of certain business totaling approximately $3.0 billion of annual revenue from a large retail drug chain customer.

ABDC’s total revenue (excluding Bellco) increased by 5% in fiscal 2008 in comparison to the prior fiscal year. This revenue growth was primarily due to the increase in sales to certain of our large institutional customers, offset, in part, by the decline in retail customer revenue, as discussed above.

ABSG’s total revenue (excluding Bellco) of $13.0 billion in fiscal 2008 increased 3% compared to the prior fiscal year primarily due to strong double-digit growth of its non-oncology distribution businesses. Oncology distribution’s revenue, which represents approximately 60% of ABSG’s total revenue, was flat compared to the prior fiscal year. ABSG’s revenue growth was affected primarily by declining anemia drug sales and by one of its large customers for oncology drugs being acquired by a competitor in October 2007. The former customer contributed approximately $800 million to ABSG’s revenue in fiscal 2007. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals, primarily injectibles, to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes to this service channel could result in slower or reduced growth in revenues.

Revenue related to the distribution of anemia-related products, which represented approximately 5.8% of Pharmaceutical Distribution’s total revenue in fiscal 2008, decreased approximately 23% from the prior fiscal year. The decline in sales of anemia-related products since the second half of fiscal 2007 has been most pronounced in the use of these products for cancer treatment. Sales of oncology anemia-related products represented approximately 2.2% of total revenue in fiscal 2008 and decreased approximately 32% from the prior fiscal year. Several developments contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with kidney failure and dialysis, and changes in regulatory and clinical medical guidelines for recommended dosage and use. The U.S. Food and Drug Administration (“FDA”) has announced that it is reviewing new clinical study data concerning the possible risks associated with erythropoiesis stimulating agents and may take additional action with regard to these drugs. In March 2008, manufacturers of certain anemia products announced further labeling revisions to reflect additional safety information. Moreover, the FDA announced on July 30, 2008 that it is ordering additional safety labeling changes related to the use of the drugs in the treatment of certain cancers. As a result, we expect oncology-related anemia drug sales to decline further in fiscal 2009 from our fiscal 2008 total. CMS has indicated that it may impose additional restrictions on Medicare coverage in the future. Also, on July 30, 2008, CMS announced it is considering a review of national Medicare coverage policy for these drugs for patients who have cancer or pre-dialysis chronic kidney disease. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payors, including federal and state governments and private insurance plans. Our future revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs.

We currently expect that our total revenue growth in fiscal 2009 will be between 1% and 3%, as this range reflects market growth of 1%-2% as estimated by industry data firm IMS Healthcare, Inc., (“IMS”), the expected strong growth of certain of our large institutional customers, primarily within ABDC, offset in part by the loss of certain business with a national retail chain customer to a competitor, effective July 1, 2008. Sales to this chain customer approximated $3.0 billion of total revenue in fiscal 2008. The Pharmaceutical Distribution segment’s expected growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by IMS, are expected to grow between 1% and 2% in 2008 and 2009 and between 3% and 6% during the five-year period ending 2012. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals would grow faster than the overall market. The Pharmaceutical Distribution segment’s future revenue growth will continue to be affected by various factors such as: competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers, and general economic conditions.

Pharmaceutical Distribution gross profit of $2.0 billion in fiscal 2008 increased $167.4 million or 9% from the prior fiscal year. The increase in gross profit was primarily due to revenue growth, growth of our generic programs, the acquisition of Bellco, and strong brand-name manufacturer price appreciation. As a percentage of total revenue, gross profit in fiscal 2008 and 2007 was 2.91% and 2.87%, respectively. Fiscal 2008 gross profit benefited from gains of $13.2 million relating to favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor and a $8.6 million settlement of disputed fees with a supplier, and was offset, in part, by an $8.4 million inventory write-down of certain pharmacy dispensing equipment. Fiscal 2007 gross profit was impacted by ABSG’s $27.8 million charge relating to the write-down of tetanus-diphtheria vaccine inventory to its estimated net realizable value (see MBL Matter under Note 13 of consolidated financial statements).

Our cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. We recorded a LIFO charge of $21.1 million and $2.2 million in fiscal 2008 and 2007, respectively. The fiscal 2008 LIFO charge reflects greater brand-name supplier price inflation, which more than offset the impact of price deflation of generic drugs. During fiscal 2007, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in the prior fiscal year. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million.

Pharmaceutical Distribution operating expenses of $1.2 billion in fiscal 2008 increased $60.7 million or 5% from the prior fiscal year. This increase was primarily related to the operating expenses of our recent acquisitions, primarily those of Bellco. Additionally, operating expenses in fiscal 2008 were impacted by ABDC impairment charges related to capitalized equipment and software development costs totaling $10.8 million, primarily due to ABDC’s decision to abandon the use of certain software which will be replaced in connection with our Business Transformation project. Operating expenses in fiscal 2008 were also impacted by a $5.3 million write-down of intangible assets relating to certain smaller business units. As a percentage of total revenue, operating expenses in fiscal 2008 decreased 3 basis points from the prior fiscal year due to improvements in operating leverage, primarily in ABDC, where operating expenses declined despite an increase in total revenue, due to a more streamlined organizational structure within ABDC and ABSG and the cost savings achieved resulting from our cE2 initiative.

Pharmaceutical Distribution operating income of $836.7 million in fiscal 2008 increased 15% from the prior fiscal year as the increase in gross profit exceeded the increase in operating expenses. As a percentage of total revenue, operating income in fiscal 2008 increased 7 basis points from the prior fiscal year due to the improvements in the gross profit and operating expense margins.

Other

The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date. The operating results of PMSI, which was sold in October 2008, have been reclassified to discontinued operations.

Intersegment Eliminations

These amounts represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC was the principal supplier of pharmaceuticals to the Other segment.

Year ended September 30, 2007 compared with Year ended September 30, 2006

Consolidated Results

Operating revenue of $61.3 billion in fiscal 2007, which excludes bulk deliveries, increased 9% from the prior fiscal year. This increase was primarily due to increases in operating revenue in our ABDC and ABSG operating segments, both of which are included in the Pharmaceutical Distribution reportable segment. Our acquisitions contributed 1% of the operating revenue growth in fiscal 2007.

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

Total revenue of $65.7 billion in fiscal 2007 increased 8% from the prior fiscal year. This increase was due to growth in our Pharmaceutical distribution segment.

Gross profit of $2.2 billion in fiscal 2007 increased 5% from the prior fiscal year. This increase was primarily due to the increase in Pharmaceutical Distribution operating revenue, an increase in compensation under its fee-for-service agreements and the growth of its generic programs, offset in part by a $27.8 million charge incurred by ABSG relating to tetanus-diphtheria vaccine inventory and the decline in gross profit of the Other Segment. During fiscal 2007 and 2006, the Company recognized gains of $35.8 million and $40.9 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers, which represented 1.6% and 1.9% of gross profit, respectively.

DSAD&A of $1.4 billion in fiscal 2007 increased 1% from the prior fiscal year. This increase was primarily related to our operating revenue growth, operating expenses of our acquired companies, an increase in bad debt expense of $11.0 million and an increase in share-based compensation of $8.1 million, all of which was partially offset by a decline in DSAD&A of the Other Segment, and a decline in employee incentive compensation. As a percentage of total revenue, DSAD&A in fiscal 2007 decreased 14 basis points from the prior fiscal year primarily due to the decline in DSAD&A of the Other Segment resulting from the divestiture of the Long-Term Care business.

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the fiscal years ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Facility consolidations and employee severance	$(5,863)	$4,271
Information technology transition costs	1,679	9,218
Costs relating to the Long-Term Care transaction	9,335	6,634
Gain on sale of assets	(3,079)	—

Total facility consolidations, employee severance and other	$2,072	$20,123

In fiscal 2007, the Company completed its integration plan to consolidate its distribution network and eliminate duplicative administrative functions. The plan included building six new facilities, closing 31 facilities and outsourcing a significant amount of its information technology activities.

In fiscal 2006, the Company incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999. In October 2007, the Company received a favorable ruling from a California appellate court reversing certain portions of the prior adverse decision. As a result, the Company reduced its liability in fiscal 2007 to the Bergen Brunswig chief executive officer by $10.4 million (see Bergen Brunswig Matter under Note 13 of the consolidated financial statements). The fiscal 2006 compensation expense and the fiscal 2007 reduction thereof have been recorded as a component of facility consolidations and employee severance.

In fiscal 2007, the Company recognized a $3.1 million gain relating to the sale of certain retail pharmacy assets of its former Long-Term Care business.

In fiscal 2006, the Company realized a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California. This gain was recorded as a component of the facility consolidations and employee severance.

The Company paid a total of $20.7 million and $20.6 million for employee severance, lease cancellation and other costs during fiscal 2007 and 2006, respectively, related to the integration plan. Remaining unpaid amounts of $15.9 million for employee severance, lease cancellation, and other costs are included in accrued expenses and other in the accompanying consolidation balance sheet at September 30, 2007. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

Operating income of $788.7 million in fiscal 2007 increased 14% from the prior fiscal year due to the Pharmaceutical Distribution segment, offset in part, by the Other segment. As a percentage of total revenue, operating income in fiscal 2007 increased 6 basis points from the prior fiscal year due to the improvement in Pharmaceutical Distribution’s operating income margin. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other contributed $33.8 million to operating income in fiscal 2007 and contributed 5 basis points to operating income as a percentage of total revenue. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other contributed $20.8 million to operating income in fiscal 2006 and contributed 3 basis points to operating income as a percentage of total revenue.

Other loss of $3.0 million in fiscal 2007 primarily related to other-than-temporary impairment losses incurred with respect to equity investments. Other income of $4.4 million in fiscal 2006 primarily included a $3.4 million gain resulting from an eminent domain settlement and a $3.1 million gain on the sale of an equity investment, offset in part, by losses incurred relating to another equity investment.

Interest expense, interest income and their respective weighted average interest rates in fiscal 2007 and 2006 were as follows (in thousands):

	2007		2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$75,661	5.65%	$65,874	5.64%
Interest income	(43,417)	4.26%	(53,410)	4.03%

Interest expense, net	$32,244		$12,464

Interest expense increased from the prior fiscal year primarily due to an increase of $114.3 million in average borrowings primarily related to the Company’s Canadian operations. Interest income decreased from the prior fiscal year due to a decline in average invested cash and short-term investments of $313.6 million from the prior fiscal year. The decrease in invested cash and short-term investments from the prior fiscal year was primarily related to the Company’s $1.4 billion of purchases of its common stock in fiscal 2007, offset largely by $1.2 billion of net cash provided by operating activities.

Income tax expense reflects an effective income tax rate of 37.0%, versus 36.6% in the prior fiscal year. The tax rate for fiscal 2007 was greater than the tax rate from the prior fiscal year, which benefited from more favorable tax adjustments than fiscal 2007 and a larger portion of the Company’s invested cash in tax-free investments.

Income from continuing operations of $474.8 million in fiscal 2007 increased 9% from the prior fiscal year due to the increase in operating income, partially offset by the increase in interest expense. Diluted earnings per share from continuing operations of $2.53 in fiscal 2007 increased 21% from $2.09 per diluted share in the prior fiscal year. The difference between diluted earnings per share growth and the increase in income from continuing operations was due to the 9% reduction in weighted average common shares outstanding from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises. The divested Long-Term Care business contributed $0.08 and $0.10 of diluted earnings per share from continuing operations in fiscal 2007 and 2006, respectively. The gain on antitrust litigation settlements less the costs of facility consolidations, employee severance and other contributed $17.0 million to income from continuing operations and $0.09 to diluted earnings per share in fiscal 2007. The gain on antitrust litigation settlements, the eminent domain settlement, the sale of an equity investment and the favorable tax adjustments, less the costs of facility consolidations, employee severance and other contributed $23.2 million to income from continuing operations and $0.11 to diluted earnings per share in fiscal 2006.

Loss from discontinued operations of $5.6 million, net of income taxes, in fiscal 2007, included a $24.6 million charge, net of income taxes, incurred by the Company related to an adverse court ruling with respect to a contingent purchase price adjustment in connection with the 2003 acquisition of Bridge. Substantially all of the assets of the Bridge business were sold in July 2005. The aforementioned charge was substantially offset by income from discontinued operations of the PMSI business. Income from discontinued operations of $33.3 million, net of income taxes, in fiscal 2006 primarily related to the PMSI business.

Segment Information

Pharmaceutical Distribution

Pharmaceutical Distribution total revenue of $65.3 billion in fiscal 2007 increased 8% from the prior fiscal year. This increase was primarily driven by the strong, above market, 27% revenue growth of ABSG, principally in its distribution businesses. ABDC grew its total revenue by 4% in comparison to the prior fiscal year. During fiscal 2007, 64% of total revenue was from sales to institutional customers and 36% was from sales to retail customers; this compared to a customer mix in the prior fiscal year of 62% institutional and 38% retail. In comparison with the prior-year results, sales to institutional customers increased 10% primarily due to the strong growth of the specialty pharmaceutical business. Sales to retail customers increased 5% as growth in retail chain sales was offset, in part, by our decision to discontinue servicing the large lower margin customer discussed below.

The ABDC total revenue growth rate in fiscal 2007 benefited from increased sales to certain of its large customers and the 1% revenue contribution resulting from the full-year impact of its 2006 Canadian acquisitions. ABDC’s total revenue growth rate was negatively impacted by the Company’s decision not to renew a contract, effective January 2007, with a large, low-margin customer that contributed approximately $1.0 billion of total revenue for ABDC in fiscal 2006 and the July 2006 loss of two customer accounts that totaled $1.2 billion of revenue in fiscal 2006. These customer accounts transitioned to another distributor after they were acquired by a company supplied by that distributor.

ABSG grew at a rate in excess of overall pharmaceutical market growth. ABSG’s total revenue of $12.6 billion in fiscal 2007 grew 27% from the prior fiscal year. The majority of this group’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG’s oncology business continued to outperform the market and was ABSG’s most significant contributor to revenue growth. During fiscal 2007, the oncology business benefited from a semi-exclusive distribution agreement that it signed with a large biotechnology manufacturer during the second half of fiscal 2006 and ABSG’s Besse Medical business experienced strong growth in fiscal 2007 primarily arising from the distribution of a new physician-administered ophthalmology product, which was introduced in the second half of fiscal 2006. ABSG also distributes vaccines, plasma and other blood products.

Approximately 6% of the Company’s total revenue in fiscal 2007 related to the distribution of anemia-related products, which are distributed by both ABDC and ABSG. Several developments contributed to the decline in sales of anemia drugs during the second half of fiscal 2007, including the decision in March 2007 by the U.S. Food and Drug Administration (“FDA”) to require an expanded warning label on these drugs, CMS’s review of reimbursement policies for these drugs and restrictions on recommended dosage or use. In July 2007, CMS issued new, more restrictive policies regarding Medicare coverage of anemia drugs used in the treatment of oncology patients and for kidney failure and dialysis. On November 8, 2007, the FDA announced revised boxed warnings and other safety-related product labeling changes for these drugs addressing the risks posed to patients with cancer or chronic kidney failure. CMS also has indicated that it may impose additional restrictions on Medicare coverage in the future. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payers, including federal and state governments and private insurance plans.

This segment’s growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher pharmaceutical prices offset, in part, by the increased use of lower-priced generics. The segment’s growth has also been impacted by industry competition and changes in customer mix.

Pharmaceutical Distribution gross profit of $1.9 billion in fiscal 2007 increased 9% from the prior fiscal year. The increase in gross profit was primarily due to the increase in total revenue, an increase in compensation under our fee-for-service agreements, and the growth of our generic programs offset in part by competitive pricing pressures and ABSG’s $27.8 million charge relating to the write-down of tetanus-diphtheria vaccine inventory to its estimated net realizable value (see MBL Matter under Note 13 of the consolidated financial statements). As a percentage of total revenue, gross profit in fiscal 2007 increased 2 basis points from the prior fiscal year. The Company’s cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. During fiscal 2007, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in the prior year. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million.

Pharmaceutical Distribution operating expenses of $1.1 billion in fiscal 2007 increased 6% from the prior fiscal year. The increase was primarily related to our total revenue growth, operating expenses of our acquired companies, an increase in bad debt expense of $8.6 million primarily related to the bankruptcy of a retail chain customer in our West Region and an increase in share-based compensation, and was partially offset by a decrease in employee incentive compensation. As a percentage of total revenue, operating expenses in fiscal 2007 decreased 4 basis points from the prior fiscal year due to economies of scale realized as a result of the increase in operating revenue, productivity gains achieved throughout the Company’s distribution network as a result of our Optimiz® program and a decrease in employee incentive compensation, and was partially offset by the increase in bad debt expense and the operating costs of our recently acquired companies.

Pharmaceutical Distribution operating income of $730.0 million in fiscal 2007 increased 14% from the prior fiscal year as the increase in gross profit exceeded the increase in operating expenses. As a percentage of total revenue, operating income in fiscal 2007 increased 6 basis points from the prior fiscal year due to the improvement in the operating expense margin.

Other

The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date. The operating results of PMSI, which was sold in October 2008, have been reclassified to discontinued operations.

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

Allowance for Doubtful Accounts

Trade receivables are primarily comprised of amounts owed to the Company for its pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of these and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. The Company writes off balances against the reserves when collectability is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and the Company’s largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2008, 2007 and 2006 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.

Bad debt expense for the fiscal years ended September 30, 2008, 2007 and 2006 was $27.6 million, $48.5 million and $37.5 million, respectively. Long-Term Care’s bad debt expense, which is included in the above amounts, for the fiscal years ended September 30, 2007 and 2006 was $17.6 million and $15.2 million, respectively. The bankruptcy of a regional chain customer in ABDC’s West Region accounted for a significant portion of the increase in bad debt expense from fiscal 2006 to fiscal 2007. An increase or decrease of 0.1% in the 2008 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $3.3 million.

Supplier Reserves

The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due them from the Company. These reserve estimates are established based on the judgment of Company management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to the Company. The Company evaluates the amounts due from its suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2008 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $7.3 million. The ultimate outcome of any outstanding claim may be different from the Company’s estimate.

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

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 78% and 79% of the Company’s inventories at September 30, 2008 and 2007, respectively, have been determined using the last-in, first-out (“LIFO”) method. If the Company had used the first-in, first-out (“FIFO”) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $176.0 million and $154.9 million higher than the amounts reported at September 30, 2008 and 2007, respectively. We recorded a LIFO charge (credit) of $21.1 million, $2.2 million, and $(1.0) million in fiscal 2008, 2007, and 2006 respectively. During the fiscal year ended September 30, 2007, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million and increase diluted earnings per share by $0.02.

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

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of the Company’s market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. In fiscal 2008, PMSI experienced certain customer losses and learned that it would lose its largest customer at the end of calendar 2008. As a result, and after considering other factors, the Company committed to a plan to divest PMSI. The Company performed an interim impairment test of its PMSI reporting unit and determined that its goodwill was impaired. Therefore, PMSI wrote-off the carrying value of its goodwill of $199.1 million. In addition, it also recognized charges of $26.7 million to record the estimated loss on the sale of PMSI (see Note 4 to the consolidated financial statements). The Company completed its required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2008 and, as a result, recorded $5.3 million of impairment charges. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.

Share-Based Compensation

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

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities, and uncertain tax positions reflect management’s assessment of estimated future taxes to be paid on items in the financial statements. Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes.

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

The Company has established an estimated liability for federal, state and non-U.S. income tax exposures that arise and meet the criteria for accrual under FIN No. 48. The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems.

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

The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of the Company’s assumptions or estimates were to change, an increase or decrease in the Company’s effective tax rate by 1% on income from continuing operations before income taxes would have caused income tax expense to change by $7.6 million in fiscal 2008.

Liquidity and Capital Resources

The following table illustrates the Company’s debt structure at September 30, 2008, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,773	$—
$500,000, 5 7/8% senior notes due 2015	498,112	—
Other	840	—

Total fixed-rate debt	897,725	—

Variable-Rate Debt:
Blanco revolving credit facility due 2009	55,000	—
Multi-currency revolving credit facility due 2011	235,130	447,515
Receivables securitization facility due 2009	—	975,000
Other	1,276	2,343

Total variable-rate debt	291,406	1,424,858

Total debt, including current portion	$1,189,131	$1,424,858

The Company’s aggregate availability under its revolving credit facilities and its receivables securitization facility provide sufficient sources of capital to fund the Company’s working capital requirements.

The Company has a $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In the fourth quarter of fiscal 2008, one of the lenders, Lehman Commercial Paper, Inc., filed for bankruptcy. As a result, the Company’s availability under the Multi-Currency Revolving Credit Facility was reduced by $55 million. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2008). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at September 30, 2008). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. Additional covenants require compliance with financial tests, including a leverage ratio.

The Company has a $975 million receivables securitization facility (“Receivables Securitization Facility”), of which $181.2 million expires in June 2009 and $793.8 million expires in November 2009. The Company has available to it an accordion feature whereby the commitment may be increased, subject to lender approval, to $1.2 billion for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee, on average, were 53 basis points and 20 basis points, respectively, at September 30, 2008. At September 30, 2008, there were no borrowings under the Receivables Securitization Facility. In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The agreement governing the Receivables Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

The $55 million Blanco revolving credit facility, which was scheduled to expire in April 2008, was amended and now expires in April 2009. Borrowings under the Blanco credit facility are guaranteed by the Company. Interest on borrowings under the Blanco credit facility accrues at the specific rates based on the Company’s debt rating (55 basis points over LIBOR at September 30, 2008). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco credit facility at specific rates based on the Company’s debt rating (10 basis points at September 30, 2008). The borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2008 because the Company has the ability and intent to refinance it on a long-term basis.

The Company has outstanding $400 million of 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of principal amount and have an effective yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears. Both the 2012 Notes and the 2015 Notes are redeemable at the Company’s option at a price equal to the greater of 100% of the principal amount thereof, or the sum of the discounted value of the remaining scheduled payments, as defined.

In January 2008, the Company’s debt rating was raised by one of the rating agencies. In accordance with the terms of the Multi-Currency Revolving Credit Facility and the Blanco credit facility, interest on borrowings began accruing at lower rates, reducing the LIBOR spread and the facility fee on both facilities. In July 2008, the Company’s debt rating was raised by another rating agency, and, as a result, the Company’s senior unsecured debt is now rated investment grade by all three of the primary rating agencies. While the July 2008 ratings upgrade does not affect the Company’s borrowing rates, it will no longer be required to maintain minimum earnings to fixed charges ratios, in connection with the Multi-Currency Revolving Credit Facility.

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

Recent deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers. In addition, interest rate fluctuations and volatility in financial markets may also negatively impact our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations.

Recently, the credit markets have been experiencing volatility and disruption. As previously mentioned, one of our lenders under the Multi-Currency Revolving Credit Facility filed for bankruptcy, and as a result, our availability under this facility was reduced by $55 million. We continue to monitor the creditworthiness of our lenders and while we do not currently anticipate the failure of any additional lenders under our revolving credit facilities and/or under the liquidity facilities of our receivables securitization facility, the failure of any further lenders could have an adverse effect on our ability to finance our business operations.

Additionally, our receivables securitization facility expires in calendar 2009. While we did not have any borrowings outstanding under this facility as of September 30, 2008, we have historically utilized amounts available to us under this facility throughout the year to meet our business needs. In fiscal 2009, we will seek to renew this facility at available market rates, which we believe will be higher than the interest rates currently available to us. While we believe we will be able to renew this facility, there can be no assurance that we will be able to do so.

The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of its common stock, finance acquisitions and fund capital expenditures and routine growth and expansion through new business opportunities. For example, in October 2007, the Company purchased Bellco for $162.2 million, net of $20.7 million of cash acquired. In November 2007, the Company’s board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions. During the fiscal year ended September 30, 2008, the Company purchased $679.7 million of its common stock. As of September 30, 2008, the Company had approximately $18.1 million of availability remaining on its $1,350 million share repurchase program. In November 2008, the Company’s board of directors approved a new program authorizing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. The Company expects to purchase approximately $350 million of its common stock in fiscal 2009, subject to market conditions. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.

Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at September 30, 2008 (in thousands):

	Payments Due by Period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Debt, including interest payments	$1,495,892	$111,823	$108,682	$716,637	$558,750
Operating leases	242,663	64,071	90,084	39,593	48,915
Other commitments	551,033	130,713	170,584	148,484	101,252

Total	$2,289,588	$306,607	$369,350	$904,714	$708,917

The $55 million Blanco revolving credit facility, which expires in April 2009, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2008 because the Company has the ability and intent to refinance it on a long-term basis.

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $379.2 million as of September 30, 2008. These influenza vaccine commitments are included in “Other commitments” in the above table.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $115.7 million and is included in “Other commitments” in the above table.

During fiscal 2008, the Company’s operating activities provided $737.1 million of cash as compared to cash provided of $1,207.9 million in the prior fiscal year. Net cash provided by operating activities during fiscal 2008 was principally the result of income from continuing operations of $469.1 million, non-cash items of $212.8 million, and an increase in accounts payable, accrued expenses and income taxes of $53.7 million. Non-cash items included the provision for deferred income taxes of $62.1 million, which was significantly higher than the prior fiscal year due to the increase in income tax deductions associated with merchandise inventories. Merchandise inventories increased slightly despite the 7% increase in total revenue, as the number of average inventory days on hand decreased by 2 days compared to the prior fiscal year primarily due to the continued benefits achieved from the consolidation of our distribution network and strong inventory management. Accounts receivable declined by $8.7 million from the prior fiscal year compared to the increase in sales as average days sales outstanding declined from 19.4 days in fiscal 2007 to 18.7 days in fiscal 2008 due to changes in customer mix including the July 1, 2008 sales reduction with a large chain customer. Additionally ABDC, which has lower average days sales outstanding than ABSG, grew faster than ABSG in fiscal 2008. Accounts payable, accrued expenses and income taxes grew less than revenues due to the reversal of favorable timing at the end of fiscal 2007. Average days payable outstanding in fiscal 2008 declined by  1/2 of one day from the prior fiscal year. Operating cash uses during fiscal 2008 included $68.5 million in interest payments and $262.9 million of income tax payments, net of refunds.

During fiscal 2007, the Company’s operating activities provided $1,207.9 million of cash as compared to cash provided of $807.3 million in the prior fiscal year. Cash provided by operating activities during fiscal 2007 was principally the result of income from continuing operations of $474.8 million, non-cash items of $181.1 million, an increase in accounts payable, accrued expenses and income taxes of $507.6 million, and a decrease in merchandise inventories of $286.1 million, partially offset by an increase in accounts receivable of $236.0 million. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in sales and days payable outstanding. Days payable outstanding in fiscal 2007 increased by 2 days from the prior fiscal year due to favorable timing of payments to our suppliers and the strong growth of ABSG, which has a higher days payable outstanding ratio than ABDC because certain of ABSG’s businesses have more favorable payment terms with their suppliers. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 13.6 times in fiscal 2007 from 12.2 times in the prior fiscal year. The number of inventory days on hand decreased compared to the prior fiscal year primarily due to the benefits resulting from the Company having completed its integration plan to consolidate the ABDC distribution network and the strong growth of ABSG’s business, which has lower inventory days on hand requirements. After several years of consolidation activity, the 26 U.S. ABDC distribution facilities in fiscal 2007 provided a stable distribution network environment, which combined with strong inventory management, resulted in a significant reduction in safety stock inventory. The increase in accounts receivable was due to the increase in operating revenue and an increase in average days sales outstanding for the Pharmaceutical Distribution segment. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 18.8 days in fiscal 2007 from 16.7 days in the prior fiscal year. This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Operating cash uses during fiscal 2007 included $65.9 million in interest payments and $253.2 million of income tax payments, net of refunds.

During fiscal 2006, the Company’s operating activities provided $807.3 million of cash as compared to cash provided of $1,526.6 million in the prior fiscal year. Cash provided by operating activities during fiscal 2006 was principally the result of income from continuing operations of $434.5 million, non-cash items of $215.1 million (of which $89.2 million represented deferred income taxes), and a $1,152.7 million increase in accounts payable, accrued expenses and income taxes, partially offset by a $673.2 million increase in accounts receivable and a $349.3 million increase in merchandise inventories. The increase in accounts payable was primarily a result of our 13% operating revenue increase and the timing of payments to our suppliers. The increase in inventory was due to the increase in operating revenue, net of the effect of the increase in the inventory turnover rate. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 12.2 times in fiscal 2006 from 10.2 times in the prior fiscal year. The improvement was derived from lower average inventory levels due to an increase in the number of fee-for-service agreements, inventory management and other vendor agreements, and a reduction in the number of distribution facilities. The increase in accounts receivable was due to the increase in operating revenue and an increase in average days sales outstanding. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 16.7 days in fiscal 2006 from 15.4 days in the prior fiscal year.

This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC business. Deferred income taxes of $89.2 million in fiscal 2006 were significantly higher than the prior fiscal year, primarily due to the increase in income tax deductions associated with merchandise inventories. Operating cash uses during fiscal year 2006 included $62.3 million in interest payments and $107.5 million of income tax payments, net of refunds.

Capital expenditures in fiscal 2008, 2007 and 2006 were $137.3 million, $111.3 million and $111.9 million, respectively. Capital expenditures in fiscal 2008 related principally to improving our information technology infrastructure, which included a significant purchase of software relating to our ERP-enabled Business Transformation project, the expansion of our ABPG production facility in Rockford, Illinois, and investments in warehouse expansions and improvements. Capital expenditures in fiscal 2007 related principally to improving our information technology infrastructure, investments in ABDC warehouse expansions, equipment investments at ABSG and ABPG, equipment and furniture related to ABSG’s new corporate facility, and ABPG’s Illinois facility expansion. Capital expenditures in fiscal 2006 related principally to the construction of our new ABDC distribution facilities, investments in warehouse expansions and improvements, information technology and warehouse automation. The Company currently estimates that it will spend approximately $140 million for capital expenditures during fiscal 2009.

In October 2007, the Company purchased Bellco, a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of $20.7 million of cash acquired.

In October 2006, the Company acquired IgG, a specialty pharmacy and infusion services business specializing in IVIG, for $37.2 million. In November 2006, the Company acquired AMD, a Canadian company that provides services including reimbursement support and nursing support services, for $13.4 million. In April 2007, the Company acquired Xcenda, a consulting business which applies customized solutions and innovative approaches that discover and communicate the value of pharmaceuticals and other healthcare technologies, for $25.2 million. Additionally, in fiscal 2007, in connection with its fiscal 2006 acquisition of Brecon, the Company made a contingent payment in the amount of $7.6 million to the former owners of Brecon. The Company also made payments of $2.9 million in fiscal 2007 related to certain prior period acquisitions.

During fiscal 2006, the Company established operations in Canada by acquiring three distributors. The Company acquired Trent for a purchase price of $81.1 million, the Company acquired substantially all of the assets of Asenda for a purchase price of $18.2 million, and the Company acquired Rep-Pharm, Inc. for a purchase price of $47.5 million. All three businesses acquired now comprise AmerisourceBergen Canada Corporation. In fiscal 2006, the Company also acquired Brecon, a United Kingdom-based company, for an initial purchase price of $50.2 million, acquired Network for Medical Communication & Research, LLC (“NMCR”) for a purchase price of $86.6 million, and acquired certain assets of a technology solutions company relating to the Long-Term Care business for $12.6 million. The assets of this technology solutions company were subsequently included in the Long-Term Care divestiture transaction.

Net cash used in investing activities in fiscal 2008, 2007, and 2006 included purchases and sales of short-term investment securities. Net proceeds (purchases) relating to these investment activities in fiscal 2008, 2007, and 2006 were $467.4 million, $(399.6) million, and $281.3 million, respectively. These short-term investment securities primarily consisted of commercial paper and tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income. The Company does not have any short-term investment securities as of September 30, 2008, nor has it purchased or sold short-term investment securities since its second fiscal quarter ended March 31, 2008.

Net cash used in investing activities in fiscal 2007 also included proceeds from the sales of property and equipment, primarily related to the sale of certain distribution facilities and proceeds from the sales of other assets, which principally related to the sale of certain retail pharmacy assets of the Company’s former Long-Term Care business.

Net cash used in investing activities in fiscal 2006 also included proceeds of $49.6 million from the sale of property and equipment (of which $38.0 million related to the sale of the former Bergen Brunswig headquarters in Orange, California), proceeds of $28.1 million from two sale-leaseback transactions entered into by the Company with financial institutions relating to equipment previously acquired for its new distribution facilities, and $7.6 million of proceeds from the sale of an equity investment and an eminent domain settlement.

Net cash used in financing activities in fiscal 2008, 2007, and 2006 included net (repayments) borrowings of $(16.4) million, $101.8 million, and $134.9 million, respectively, under the Company’s revolving and securitization credit facilities. The net borrowings in fiscal 2007 and 2006 were primarily related to the Company’s Canadian operations.

In connection with the spin-off transaction, Long-Term Care borrowed $125.0 million from a financial institution, and provided a one-time distribution to the Company. This distribution is reflected as a financing activity on the Company’s Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2007.

During fiscal 2008, 2007, and 2006, the Company purchased a total of $679.7 million, $1,434.4 million and $717.7 million, respectively, of its common stock in connection with its share repurchase programs, which are summarized below.

In May 2007, the Company’s board of directors authorized a program allowing the Company to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. During fiscal 2007, the Company purchased $652.6 million under this new program. In November 2007, the Company’s board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions. During fiscal 2008, the Company purchased $679.7 million under this program. The Company has $18.1 million of availability remaining under this share repurchase program as of September 30, 2008.

In August 2006, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock. During fiscal 2007, the Company purchased 15.6 million shares of its common stock to complete its authorization under this program.

In May 2005, the Company’s board of directors authorized a program allowing the Company to purchase up to $450 million of its outstanding shares of common stock. Through June 30, 2005, the Company had purchased $94.2 million of its common stock under this program. In August 2005, the Company’s board of directors authorized an increase to the amount available under this program by approximately $394 million, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. During fiscal 2006 and 2007, the Company purchased $748.4 million and $1.6 million, respectively, of its common stock under this program.

During fiscal 2008, 2007, and 2006, the Company paid quarterly cash dividends of $0.075, $0.05, and $0.025 per share, respectively. On November 13, 2008, the Company’s board of directors increased the quarterly dividend by 33% and declared a cash dividend of $0.10 per share, which will be paid on December 8, 2008 to stockholders of record as of the close of business on November 24, 2008. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Market Risk

The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At September 30, 2008, the Company had $291.4 million of variable-rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at September 30, 2008.

The Company had $878.1 million in cash and cash equivalents at September 30, 2008. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.

The non-U.S. operations of the Company are exposed to foreign currency and exchange rate risk. The Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. During fiscal 2008, the Company’s largest exposures to foreign exchange rates existed primarily with the Canadian Dollar. The Company had no foreign currency denominated forward contracts at September 30, 2008. The Company may use derivative instruments to hedge its foreign currency exposures but not for speculative or trading purposes.

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective October 1, 2007, the Company adopted the provisions of FIN No. 48. Refer to Note 5 to the consolidated financial statements for additional information regarding the Company’s adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company’s financial assets and liabilities in fiscal 2009 and nonfinancial assets and liabilities in fiscal 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize changes in fair value in its earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for fiscal 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the goodwill acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS No. 141R also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of adopting this standard.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. Among the factors that could cause actual results to differ materially from those projected, anticipated or implied are the following: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer or supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; changes in U.S. Legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceuticals we distribute, including erythropoiesis-stimulating agents (ESAs) used to treat anemia patients; price inflation in branded pharmaceuticals and price deflation in generics; significant breakdown or interruption of our information technology systems; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; our ability to maintain adequate liquidity and financing sources; continued volatility and further deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth elsewhere in this MD&A, in Item 1A (Risk Factors), Item 1 (Business) and elsewhere in this report.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See discussion on page 47 under the heading “Market Risk,” which is incorporated by reference herein.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, AmerisourceBergen Corporation changed its method of accounting for uncertainty in income taxes in fiscal 2008. As discussed in Note 9 to the consolidated financial statements, AmerisourceBergen Corporation changed its method of accounting for defined benefit pension and post-retirement plans in fiscal 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmerisourceBergen Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

November 25, 2008

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	September 30, 2007
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$878,114	$640,204
Short-term investment securities available-for-sale	—	467,419
Accounts receivable, less allowances for returns and doubtful accounts:
2008—$393,714; 2007—$374,121	3,480,267	3,415,772
Merchandise inventories	4,211,775	4,097,811
Prepaid expenses and other	55,914	31,828
Assets held for sale	43,691	284,818

Total current assets	8,669,761	8,937,852

Property and equipment, at cost:
Land	35,258	35,793
Buildings and improvements	281,001	260,438
Machinery, equipment and other	616,942	533,279

Total property and equipment	933,201	829,510
Less accumulated depreciation	(381,042)	(335,863)

Property and equipment, net	552,159	493,647

Other assets:
Goodwill and other intangible assets	2,875,366	2,743,285
Other assets	120,500	135,280

Total other assets	2,995,866	2,878,565

TOTAL ASSETS	$12,217,786	$12,310,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,326,580	$6,964,594
Accrued expenses and other	270,823	334,190
Current portion of long-term debt	1,719	476
Accrued income taxes	—	32,099
Deferred income taxes	550,708	506,414
Liabilities held for sale	17,759	26,337

Total current liabilities	8,167,589	7,864,110

Long-term debt, net of current portion	1,187,412	1,227,077
Other liabilities	152,740	119,157

Stockholders’ equity:
Common stock, $ 0.01 par value—authorized, issued and outstanding:
600,000,000 shares, 240,577,082 shares and 156,215,460 shares at September 30, 2008, respectively, and 600,000,000 shares, 237,926,795 shares and 169,476,139 shares at September 30, 2007, respectively	2,406	2,379
Additional paid-in capital	3,692,023	3,583,387
Retained earnings	2,479,078	2,286,489
Accumulated other comprehensive loss	(16,490)	(5,247)
Treasury stock, at cost: 2008—84,361,622 shares; 2007—68,450,656 shares	(3,446,972)	(2,767,288)

Total stockholders’ equity	2,710,045	3,099,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,217,786	$12,310,064

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended September 30,	2008	2007	2006
	(in thousands, except per share data)
Operating revenue	$67,518,933	$61,266,792	$56,282,216
Bulk deliveries to customer warehouses	2,670,800	4,405,280	4,530,205

Total revenue	70,189,733	65,672,072	60,812,421
Cost of goods sold	68,142,731	63,453,013	58,690,805

Gross profit	2,047,002	2,219,059	2,121,616
Operating expenses:
Distribution, selling and administrative	1,124,683	1,343,575	1,326,713
Depreciation	64,954	68,227	68,980
Amortization	17,127	16,448	12,916
Facility consolidations, employee severance and other	12,377	2,072	20,123

Operating income	827,861	788,737	692,884
Other loss (income)	2,027	3,004	(4,387)
Interest expense, net	64,496	32,244	12,464

Income from continuing operations before income taxes	761,338	753,489	684,807
Income taxes	292,274	278,686	250,344

Income from continuing operations	469,064	474,803	434,463
(Loss) income from discontinued operations, net of income tax expense of $2,150, $10,285, and $22,103 for fiscal 2008, 2007, and 2006, respectively	(218,505)	(5,636)	33,251

Net income	$250,559	$469,167	$467,714

Earnings per share:
Basic earnings per share:
Continuing operations	$2.92	$2.56	$2.12
Discontinued operations	(1.36)	(0.03)	0.16

Total	$1.56	$2.53	$2.28

Diluted earnings per share:
Continuing operations	$2.89	$2.53	$2.09
Discontinued operations	(1.34)	(0.03)	0.16
Rounding	(0.01)	—	—

Total	$1.54	$2.50	$2.25

Weighted average common shares outstanding:
Basic	160,642	185,181	205,009
Diluted	162,460	187,886	207,446

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands, except per share data)
September 30, 2005	$2,312	$3,314,060	$1,604,093	$(24,814)	$(615,294)	$4,280,357

Net income			467,714			467,714
Reduction in minimum pension liability, net of tax of $6,598				10,576		10,576
Other, net of tax				(1,065)		(1,065)

Total comprehensive income						477,225

Cash dividends declared, $0.10 per share			(20,595)			(20,595)
Exercise of stock options	42	116,126				116,168
Excess tax benefit from exercise of stock options		21,878				21,878
Share-based compensation expense		16,412				16,412
Common stock purchases for employee stock purchase plan		(1,532)				(1,532)
Purchases of common stock					(748,756)	(748,756)

September 30, 2006	2,354	3,466,944	2,051,212	(15,303)	(1,364,050)	4,141,157

Net income			469,167			469,167
Foreign currency translation				8,801		8,801
Reduction in minimum pension liability, net of tax of $7,693				12,032		12,032
Other, net of tax				(209)		(209)

Total comprehensive income						489,791

Adoption of SFAS No. 158, net of tax of $6,757				(10,568)		(10,568)
Cash dividends declared, $0.20 per share			(37,249)			(37,249)
Divestiture of PharMerica Long-Term Care			(196,641)			(196,641)
Exercise of stock options	25	74,992				75,017
Excess tax benefit from exercise of stock options		19,603				19,603
Share-based compensation expense		24,964				24,964
Common stock purchases for employee stock purchase plan		(1,622)				(1,622)
Settlement of accelerated stock repurchase agreement		(1,494)				(1,494)
Purchases of common stock					(1,403,238)	(1,403,238)

September 30, 2007	2,379	3,583,387	2,286,489	(5,247)	(2,767,288)	3,099,720

Net income			250,559			250,559
Foreign currency translation				(8,708)		(8,708)
Benefit plan funded status adjustment, net of tax of $3,157				(4,938)		(4,938)
Benefit plan actuarial loss amortization to earnings, net of tax of $901				1,410		1,410
Other, net of tax				993		993

Total comprehensive income						239,316

Cash dividends declared, $0.30 per share			(48,674)			(48,674)
Adoption of FIN No. 48			(9,296)			(9,296)
Exercise of stock options	27	71,196				71,223
Excess tax benefit from exercise of stock options		11,988				11,988
Share-based compensation expense		26,384				26,384
Common stock purchases for employee stock purchase plan		(932)				(932)
Purchases of common stock					(679,684)	(679,684)

September 30, 2008	$2,406	$3,692,023	$2,479,078	$(16,490)	$(3,446,972)	$2,710,045

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended September 30,	2008	2007	2006
	(in thousands)
OPERATING ACTIVITIES
Net income	$250,559	$469,167	$467,714
Loss (income) from discontinued operations	218,505	5,636	(33,251)

Income from continuing operations	469,064	474,803	434,463
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	75,239	76,680	76,018
Amortization, including amounts charged to interest expense	20,643	21,117	16,802
Provision for doubtful accounts	27,630	48,500	37,457
Provision for deferred income taxes	62,112	11,979	89,206
Share-based compensation	25,503	24,059	15,975
Loss (gain) on disposal of property and equipment	5,036	(1,229)	(15,972)
Other	(3,402)	40	(4,387)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	8,745	(236,031)	(673,175)
Merchandise inventories	(8,013)	286,096	(349,284)
Prepaid expenses and other assets	(11,497)	(7,508)	(8,466)
Accounts payable, accrued expenses, and income taxes	53,684	507,565	1,152,686
Other liabilities	(5,120)	1,644	108

Net cash provided by operating activities-continuing operations	719,624	1,207,715	771,431
Net cash provided by operating activities-discontinued operations	17,445	189	35,834

NET CASH PROVIDED BY OPERATING ACTIVITIES	737,069	1,207,904	807,265

INVESTING ACTIVITIES
Capital expenditures	(137,309)	(111,278)	(111,871)
Cost of acquired companies, net of cash acquired	(169,230)	(86,266)	(296,224)
Proceeds from sales of property and equipment	3,020	8,077	49,639
Proceeds from sale-leaseback transactions	—	—	28,143
Proceeds from sales of other assets	1,878	5,205	7,582
Purchases of investment securities available-for-sale	(909,105)	(7,745,672)	(1,997,022)
Proceeds from sale of investment securities available-for-sale	1,376,524	7,346,093	2,278,312

Net cash provided by (used in) investing activities-continuing operations	165,778	(583,841)	(41,441)
Net cash used in investing activities-discontinued operations	(2,357)	(90,596)	(1,261)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	163,421	(674,437)	(42,702)

FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	5,956,027	722,767	468,463
Repayments under revolving and securitization credit facilities	(5,972,423)	(621,014)	(333,575)
Proceeds from borrowing related to PharMerica Long-Term Care distribution	—	125,000	—
Deferred financing costs and other	(1,125)	(2,648)	(2,941)
Purchases of common stock	(679,684)	(1,434,385)	(717,714)
Exercises of stock options, including excess tax benefits of $11,988, $19,603, and $21,878, in fiscal 2008, 2007, and 2006 respectively	84,394	94,620	138,046
Cash dividends on common stock	(48,674)	(37,249)	(20,595)
Purchases of common stock for employee stock purchase plan	(932)	(1,622)	(1,532)

Net cash used in financing activities-continuing operations	(662,417)	(1,154,531)	(469,848)
Net cash used in financing activities-discontinued operations	(163)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(662,580)	(1,154,531)	(469,848)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	237,910	(621,064)	294,715
Cash and cash equivalents at beginning of year	640,204	1,261,268	966,553

CASH AND CASH EQUIVALENTS AT END OF YEAR	$878,114	$640,204	$1,261,268

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 1. Summary of Significant Accounting Policies

AmerisourceBergen Corporation (the “Company”) is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician and manufacturer customers, which currently are based primarily in the United States and Canada. Prior to the July 31, 2007 divestiture of PharMerica Long-Term Care (see below and Note 3), the Company dispensed pharmaceuticals to long-term care patients. For further information on the Company’s operating segments, see Note 15.

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

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business, PharMerica Long-Term Care (“Long-Term Care”). Beginning August 1, 2007, the operating results of Long-Term Care ceased to be included in the operating results of the Company. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of Long-Term Care are not reported as a discontinued operation of the Company because of the significance of the continuing cash flows resulting from the pharmaceutical distribution agreement entered into between the disposed component and the Company. Accordingly, for periods prior to August 1, 2007, the Company’s operating results include Long-Term Care. The Pharmaceutical Distribution segment’s sales to Long-Term Care before the spin-off in the fiscal years ended September 30, 2007 and 2006 were $714.2 million and $836.9 million, respectively, which were eliminated in consolidation in the Company’s historical operating results.

During the fiscal year ended September 30, 2008, the Company committed to a plan to divest its workers’ compensation business, PMSI. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheets and classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for the current and prior fiscal years presented. Previously, PMSI was included in the Company’s Other reportable segment. In October 2008, the Company completed the sale of PMSI (see Note 4).

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

Concentrations of Credit Risk and Allowance for Doubtful Accounts

The Company sells its merchandise inventories to a large number of customers in the healthcare industry that include institutional and retail healthcare providers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. The financial condition of the Company’s customers can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.

The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the Company’s customer base is diverse and geographically widespread. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2008, 2007, and 2006 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. At September 30, 2008, the largest trade receivable due from a single customer represented approximately 9% of accounts receivable, net. In fiscal 2008, Medco Health Solutions, Inc. (“Medco”), our largest customer, accounted for 17% of our total revenue. No other single customer accounted for more than 10% of the Company’s total revenue.

The Company maintains cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeeemed upon demand, and are maintained with financial institutions with reputable credit, and, therefore, bear minimal credit risk. The Company seeks to mitigate such risks by monitoring the risk profiles of these counterparties. The Company also seeks to mitigate risk by monitoring the investment strategy of money market funds that it is invested in, which are classified as cash equivalents.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

As of September 30, 2008 and 2007, there were no outstanding derivative financial instruments. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading purposes. The Company evaluates hedge effectiveness and records any ineffective portion in other income or expense.

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

The Company’s operating segments of AmerisourceBergen Drug Corporation, AmerisourceBergen Specialty Group, and AmerisourceBergen Packaging Group are also the reporting units under SFAS No. 142. Each operating segment has an executive who is responsible for managing the segment and reporting directly to the President and Chief Executive Officer of the Company, the Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each of the operating segments is comprised of a number of operating units, which are considered to be components under SFAS No. 142. The operating units, for which discrete financial information is available, are aggregated for purposes of goodwill impairment testing.

In order to test goodwill and intangible assets with indefinite lives under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of the Company’s market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. In fiscal 2008, PMSI experienced certain customer losses and learned that it would lose its largest customer at the end of calendar 2008. As a result, and after considering other factors, the Company committed to a plan to divest PMSI. The Company performed an interim impairment test of its PMSI reporting unit and determined that its goodwill was impaired. Therefore, PMSI wrote-off the carrying value of its goodwill of $199.1 million. In addition, it also recognized charges of $26.7 million to record the estimated loss on the sale of PMSI (see Note 4). The Company completed its required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2008 and, as a result, recorded $5.3 million of impairment charges. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.

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

In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective October 1, 2007, the Company adopted the provisions of FIN No. 48 (see Note 5 for additional information regarding the Company’s adoption of FIN No. 48).

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

Manufacturer Incentives

The Company accounts for fees and other incentives received from its suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold, in accordance with FASB’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Company considers these fees and other incentives to represent product discounts, and as a result, they are capitalized as product costs and relieved through cost of goods sold upon the sale of the related inventory.

Merchandise Inventories

Inventories are stated at the lower of cost or market. Cost for approximately 78% and 79% of the Company’s inventories at September 30, 2008 and 2007, respectively, have been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $176.0 million and $154.9 million higher than the amounts reported at September 30, 2008 and 2007, respectively. We recorded a LIFO charge (credit) of $21.1 million, $2.2 million, and $(1.0) million in fiscal 2008, 2007, and 2006, respectively. During the fiscal year ended September 30, 2007, inventory declines resulted in a liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million and increase diluted earnings per share by $0.02.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and from 3 to 10 years for machinery, equipment and other. The costs of repairs and maintenance are charged to expense as incurred.

The Company accounts for capitalized software costs under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, the Company begins to capitalize costs related to activities in the application development stage of a project. Software development costs are depreciated using the straight-line method over the estimated useful lives of the assets which range from 5 to 7 years.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue as reflected in the accompanying consolidated statements of operations is net of estimated sales returns and allowances.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2008 and 2007, the Company’s accrual for estimated customer sales returns was $282.6 million and $275.4 million, respectively.

The Company reports the gross dollar amount of bulk deliveries to customer warehouses in revenue and the related costs in cost of goods sold. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites or shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. The Company is a principal to these transactions because it is the primary obligor and has the ultimate and contractual responsibility for fulfillment and acceptability of the products purchased, and bears full risk of delivery and loss for products, whether the products are drop-shipped or shipped via cross-dock. The Company also bears full credit risk associated with the creditworthiness of any bulk delivery customer. As a result, and in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records bulk deliveries to customer warehouses as gross revenues. Gross profit earned by the Company on bulk deliveries was not material in any year presented.

Share-Based Compensation

SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) requires companies to measure compensation cost for all share-based payments at fair value. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow ($12.0 million, $19.6 million, and $21.9 million for the fiscal years ended September 30, 2008, 2007, and 2006 respectively), rather than an operating cash flow as previously required. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, the Company records share-based compensation within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees.

Shipping and Handling Costs

Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $301.6 million, $335.0 million and $351.5 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, are included in distribution, selling and administrative expenses.

Short-Term Investment Securities Available-for-Sale

As of September 30, 2007, the Company had $467.4 million of investments in tax-exempt variable rate demand notes. Although the underlying maturities of the tax-exempt variable rate demand notes are long-term in nature, the investments are classified as short-term because they are automatically reinvested within a seven-day period unless the Company provides notice of intent to liquidate to the broker. The interest rate payable on these investments resets with each reinvestment. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. The bonds are issued by municipalities and other tax-exempt entities, but are backed by letters of credit from the banking institutions that broker the debt placements. The Company did not purchase or sell any short-term investment securities consisting of tax-exempt variable rate demand notes during the second-half of fiscal 2008, nor does the Company hold any of these securities as of September 30, 2008.

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

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company’s financial assets and liabilities in fiscal 2009 and nonfinancial assets and liabilities in fiscal 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize changes in fair value in its earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for fiscal 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the goodwill acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS No. 141R also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of adopting this standard.

Note 2. Acquisitions

Fiscal 2008 Acquisition

On October 1, 2007, the Company acquired Bellco Health (“Bellco”) for a purchase price of $162.2 million, net of $20.7 million of cash acquired. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expanded the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco’s revenues were $2.1 billion for the fiscal year ended September 30, 2008. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $139.8 million, which was allocated to goodwill. The fair values of the significant tangible assets acquired and liabilities assumed were as follows: accounts receivable of $112.2 million, merchandise inventories of $106.5 million, and accounts payable and accrued expenses of $237.0 million. The fair values of the intangible assets acquired of $31.7 million primarily consist of customer relationships of $28.7 million, which are being amortized over their weighted average life of 8.9 years.

Had the acquisition of Bellco been completed as of October 1, 2005, the Company’s total revenue, net income, and diluted earnings per share for the fiscal years ended September 30, 2006 and 2007 would not have been materially different than the amounts recorded for those periods.

Fiscal 2007 Acquisitions

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

In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company, for $13.4 million. AMD provides services, including reimbursement support, third-party logistics and nursing support services, to manufacturers of specialty pharmaceuticals such as injectable and biological therapies. The acquisition of AMD expanded the Company’s specialty services businesses into Canada and complements the distribution services offered by AmerisourceBergen Canada Corporation. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $11.9 million, which was allocated to goodwill. Intangible assets acquired of $2.9 million primarily consist of tradename of $1.5 million and non-compete agreements of $0.9 million. Non-compete agreements are being amortized over their weighted average lives of 5 years.

In April 2007, the Company acquired Xcenda LLC (“Xcenda”) for a purchase price of $25.2 million. Xcenda enhanced the Company’s consulting business within its existing pharmaceutical and specialty services businesses and provided additional capabilities within pharmaceutical brand services, applied health outcomes and biopharma strategies. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair values of the net tangible and intangible assets acquired by $18.7 million, which was allocated to goodwill. Intangible assets acquired of $5.9 million primarily consist of customer relationships of $2.7 million and tradename of $3.1 million. Customer relationships are being amortized over their weighted average life of 5 years.

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

In March 2006, the Company acquired Brecon Pharmaceuticals Limited (“Brecon”), a United Kingdom-based provider of contract packaging and clinical trial materials (“CTM”) services for pharmaceutical manufacturers, for a purchase price of $50.2 million. During fiscal 2007, the Company paid the former owners of Brecon $7.6 million to settle a contingent payment obligation tied to Brecon achieving specific earnings targets in calendar year 2006. The acquisition of Brecon enhanced the Company’s packaging business and provides the added capability to offer pharmaceutical manufacturers contract packaging and CTM services in new geographic regions. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $36.6 million, which was allocated to goodwill. Intangible assets acquired of $11.8 million primarily consist of tradenames of $5.8 million and customer relationships of $6.0 million. Customer relationships are being amortized over their weighted average life of 7 years.

In May 2006, the Company’s former Long-Term Care business acquired certain assets of a technology solution company for $12.6 million. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by $8.3 million, which was allocated to goodwill. The primary asset acquired was $4.4 million of software that provides long-term care facilities with safe and efficient electronic medication management, and was being amortized over its useful life of 5 years. The assets of this technology solution company were disposed of in connection with the Long-Term Care divestiture.

Pro forma results of operations for the aforementioned fiscal 2007 and 2006 acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Note 3. Divestiture of PharMerica Long-Term Care

On July 31, 2007, the Company and Kindred Healthcare, Inc. (“Kindred”) completed the spin-offs and subsequent combination of their institutional pharmacy businesses, Long-Term Care and Kindred Pharmacy Services (“KPS”), to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). At closing, in accordance with the terms of the master transaction agreement, the Company entered into a pharmaceutical distribution agreement with PMC. In connection with this transaction, Long-Term Care borrowed $125 million from a financial institution and provided a one-time distribution back to the Company. The cash distribution by Long-Term Care to the Company was tax-free. The institutional pharmacy businesses were then spun off to the stockholders of their respective parent companies, followed immediately by the merger of the two institutional pharmacy businesses into subsidiaries of PMC, which resulted in the Company’s and

Kindred’s stockholders each owning approximately 50 percent of PMC immediately after the closing of the transaction. The Company’s stockholders received 0.0833752 shares of PMC common stock for each share of AmerisourceBergen common stock owned.

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

Note 4. Discontinued Operations

During fiscal 2008, the Company committed to a plan to divest its workers’ compensation business, PMSI. In accordance with SFAS No. 144, the Company classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheets and classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for all periods presented. Previously, PMSI was included in the Company’s Other reportable segment. PMSI’s revenue and (loss) income before income taxes were as follows:

	Fiscal Year Ended September 30,
	2008	2007	2006
Revenue	$403,759	$461,370	$456,760
(Loss) income before income taxes	(216,355)	31,561	55,822

In October 2008, the Company completed the sale of PMSI for approximately $34 million, net of a working capital adjustment, including a $19 million subordinated note payable due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010, if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of 7%, will be payable in cash on a quarterly basis, if PMSI achieves a defined minimum fixed charge coverage ratio or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the subordinated note payable due from PMSI on the maturity date of the note. The Company recorded a non-cash charge of $225.8 million during fiscal 2008 to reduce the carrying value of PMSI. This charge, which is included in the loss from discontinued operations for the fiscal year ended September 30, 2008, was comprised of a $199.1 million write-off of PMSI’s goodwill and a $26.7 million charge to record the Company’s loss on the sale of PMSI. The tax benefit recorded in connection with the above charge was minimal, as the loss on the sale of PMSI will be treated as a capital loss for income tax purposes, and the Company does not have significant capital gains to offset the capital loss.

The following table summarizes the assets and liabilities of PMSI (in thousands):

	September 30, 2008	September 30, 2007
Assets:
Accounts receivable	$44,033	$56,586
Goodwill	—	199,106
Other assets	(342)	29,126
Liabilities:
Accounts payable	14,959	24,188
Other liabilities	2,800	2,149

Net assets	$25,932	$258,481

As more fully described in Note 13 under the Bridge Medical Matter, the Company received an adverse court decision with respect to a contingent purchase price adjustment in connection with the 2003 acquisition of Bridge. As a result, the Company recorded a charge of $24.6 million, net of income taxes of $2.3 million, in discontinued operations in the fiscal year ended September 30, 2007.

Note 5. Income Taxes

The income tax provision is as follows (in thousands):

	Fiscal year ended September 30,
	2008	2007	2006
Current provision:
Federal	$198,187	$238,969	$138,389
State and local	26,862	26,180	21,228
Foreign	5,113	1,558	1,521

	230,162	266,707	161,138

Deferred provision:
Federal	55,137	10,564	80,734
State and local	9,824	3,249	8,543
Foreign	(2,849)	(1,834)	(71)

	62,112	11,979	89,206

Provision for income taxes	$292,274	$278,686	$250,344

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal year ended September 30,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	3.2	2.6	2.9
Foreign	0.1	0.1	0.1
Other	0.1	(0.7)	(1.4)

Effective income tax rate	38.4%	37.0%	36.6%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2008	2007
Inventory	$632,843	$581,258
Fixed assets	14,038	13,389
Goodwill and other intangible assets	137,242	130,091
Other	1,163	3,808

Gross deferred tax liabilities	785,286	728,546

Net operating loss and tax credit carryovers	(49,093)	(47,735)
Allowance for doubtful accounts	(38,917)	(37,474)
Accrued expenses	(16,070)	(18,296)
Employee and retiree benefits	(11,621)	(12,747)
Stock options	(18,834)	(11,169)
Other	(50,754)	(36,453)

Gross deferred tax assets	(185,289)	(163,874)
Valuation allowance for deferred tax assets	28,108	24,446

Deferred tax assets, after allowance	(157,181)	(139,428)

Net deferred tax liabilities	$628,105	$589,118

As of September 30, 2008, the Company had $23.2 million of potential tax benefits from federal net operating loss carryforwards expiring in 13 to 14 years, and $23.6 million of potential tax benefits from state operating loss carryforwards expiring in 1 to 20 years. As of September 30, 2008, the Company had $2.3 million of state alternative minimum tax credit carryforwards.

In fiscal 2008, the Company increased the valuation allowance on deferred tax assets by $3.7 million primarily due to the addition of certain state net operating loss carryforwards. In fiscal 2007, the Company decreased the valuation allowance on deferred tax assets by $7.5 million primarily due to the resolution of certain tax matters, the spin-off of the Long-Term Care business and the addition of certain state net operating loss carryforwards. At September 30, 2008, $18.3 million of the remaining valuation allowance was recorded as a component of goodwill, which remained unchanged from September 30, 2007. Under current accounting rules, any future reduction of this valuation allowance, due to the realization of the related deferred tax assets, will reduce goodwill.

In fiscal 2008, 2007 and 2006, tax benefits of $12.0 million, $19.6 million and $21.9 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.

Income tax payments, net of refunds, were $262.9 million, $253.2 million and $107.5 million in the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2005 and subsequent years remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS is currently examining the Company’s tax return for fiscal year 2006. In Canada, the Company is currently under examination for fiscal years 2005 and 2006.

As of September 30, 2008 and October 1, 2007, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $49.3 million and $58.5 million, respectively ($35.0 million and $41.8 million, net of federal benefit, respectively). As of September 30, 2008 and October 1, 2007, included in these amounts are $15.3 million and $18.5 million of interest and penalties, respectively, which the Company continues to record in income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at October 1, 2007	$39,930
Additions based on tax positions related to the current year	7,180
Reductions for tax positions of prior years	(2,492)
Settlements with tax authorities	(6,617)
Expiration of statutes of limitations	(3,981)

Balance at September 30, 2008	$34,020

If recognized as of September 30, 2008 and October 1, 2007, net of federal benefit, $33.1 million and $39.9 million, respectively, of the Company’s unrecognized tax benefit would reduce income tax expense and the effective tax rate. Also, if recognized as of September 30, 2008, net of federal benefit, $1.9 million of the Company’s unrecognized tax benefit would result in a decrease to goodwill which remains unchanged from the amount at October 1, 2007. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $8.5 million.

Note 6. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2008 and 2007 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2006	$2,316,800	$148,216	$2,465,016
Goodwill recognized in connection with acquisitions (See Note 2)	60,586	—	60,586
Foreign currency translation	14,795	—	14,795
Adjustment to goodwill relating to prior acquisitions	19,768	1,003	20,771
Long-Term Care spin-off (See Note 3)	—	(149,219)	(149,219)

Goodwill at September 30, 2007	2,411,949	—	2,411,949
Goodwill recognized in connection with acquisition (See Note 2)	139,814	—	139,814
Foreign currency translation	(11,263)	—	(11,263)
Adjustment to goodwill relating to deferred taxes	(3,379)	—	(3,379)
Other	(176)	—	(176)

Goodwill at September 30, 2008	$2,536,945	$—	$2,536,945

During the fiscal year ended September 30, 2007, in connection with the Long-Term Care spin-off, $149.2 million of goodwill was removed from the Company’s consolidated balance sheet. Approximately $139.8 million and $39.1 million of goodwill recognized in connection with the Company’s fiscal 2008 and 2007 acquisitions of businesses, respectively, is expected to be deductible for income tax purposes.

Following is a summary of other intangible assets (in thousands):

	September 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$252,138	$—	$252,138	$258,587	$—	$258,587

Finite-lived intangibles:
Customer relationships	119,521	(44,664)	74,857	99,546	(39,048)	60,498
Other	31,306	(19,880)	11,426	31,625	(19,374)	12,251

Total other intangible assets	$402,965	$(64,544)	$338,421	$389,758	$(58,422)	$331,336

During the fiscal year ended September 30, 2008, the Company recorded a $5.3 million write-down of trade names relating to certain of its smaller business units.

Amortization expense for other intangible assets was $17.1 million, $16.4 million and $12.9 million in the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Amortization expense for other intangible assets is estimated to be $16.1 million in fiscal 2009, $15.3 million in fiscal 2010, $14.3 million in fiscal 2011, $12.1 million in fiscal 2012, $10.3 million in 2013 and $18.2 million thereafter.

Note 7. Debt

Debt consisted of the following:

	September 30,
	2008	2007
	(dollars in thousands)
Blanco revolving credit facility at 3.04% and 6.07%, respectively, due 2009	$55,000	$55,000
Receivables securitization facility due 2009	—	—
Multi-currency revolving credit facility at 3.76% and 5.61%, respectively, due 2011	235,130	274,716
$400,000, 5 5/8% senior notes due 2012	398,773	398,500
$500,000, 5 7/8% senior notes due 2015	498,112	497,896
Other	2,116	1,441

Total debt	1,189,131	1,227,553
Less current portion	1,719	476

Total, net of current portion	$1,187,412	$1,227,077

Long-Term Debt

In April 2008, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2009. The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at September 30, 2008 because the Company has the ability and intent to refinance it on a long-term basis.

Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (55 basis points over LIBOR at September 30, 2008). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (10 basis points at September 30, 2008).

The Company has a $750 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. During the three months ended September 30, 2008, one of the lenders, Lehman Commercial Paper, Inc., filed for bankruptcy. As a result, the Company’s availability under the Multi-Currency Revolving Credit Facility was reduced by $55 million. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2008). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at September 30, 2008). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales. Additional covenants require compliance with financial tests, including a leverage ratio.

The Company has outstanding $400 million of 5.625% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5.875% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of principal amount and have an effective interest yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears. Both the 2012 Notes and the 2015 Notes are redeemable at the Company’s option at a price equal to the greater of 100% of the principal amount thereof, or the sum of the discounted value of the remaining scheduled payments, as defined. In connection with the issuance of the 2012 Notes and the 2015 Notes, the Company incurred approximately $6.7 million and $8.3 million of costs, respectively, which were deferred and are being amortized over the terms of the notes.

The indentures governing the Multi-Currency Revolving Credit Facility, the 2012 Notes, and the 2015 Notes, contain restrictions and covenants which include limitations on additional indebtedness; distributions and dividends to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including leverage ratios, and maintenance of minimum tangible net worth.

Receivables Securitization Facility

The Company has a $975 million receivables securitization facility (“Receivables Securitization Facility”), of which $181.2 million expires in June 2009 and $793.8 million expires in November 2009. The Company has available to it an accordion feature whereby the commitment may be increased, subject to lender approval, to $1.2 billion for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee, on average, were 53 basis points and 20 basis points, respectively, at September 30, 2008. At September 30, 2008, there were no borrowings under the Receivables Securitization Facility. In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization

Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The agreement governing the Receivables Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

Other Information

Scheduled future principal payments of long-term debt are $56.7 million in fiscal 2009, $0.2 million in fiscal 2010, $0.2 million in fiscal 2011, $635.1 million in fiscal 2012, and $500.0 million in fiscal 2015.

Interest paid on the above indebtedness during the fiscal years ended September 30, 2008, 2007 and 2006 was $68.5 million, $65.9 million and $62.3 million, respectively.

Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $3.5 million, $4.7 million, and $3.9 million, for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Note 8. Stockholders’ Equity and Earnings per Share

The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).

The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2008.

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

The following table illustrates the components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2008 and 2007 (in thousands):

	September 30,
	2008	2007
SFAS No. 158 adjustments	$(16,062)	$(12,534)
Foreign currency translation	170	8,896
Other	(598)	(1,609)

Total accumulated other comprehensive loss	$(16,490)	$(5,247)

In May 2005, the Company’s board of directors authorized a program allowing the Company to purchase up to $450 million of its outstanding shares of Common Stock. In August 2005, the Company’s board of directors authorized an increase in the amount available under the program, bringing the then-remaining availability to $750 million, and the total repurchase program to approximately $844 million. During the fiscal year ended September 30, 2006, the Company purchased 17.5 million shares of Common Stock for a total of $748.4 million. In October 2006, the Company purchased 35 thousand shares for $1.6 million to complete this program.

In August 2006, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock. During the fiscal year ended September 30, 2007, the Company purchased 15.6 million shares of Common Stock under this program for a total of $750.0 million.

In May 2007, the Company’s board of directors authorized a new program allowing the Company to purchase up to $850 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2007, the Company purchased 13.8 million shares of Common Stock under this program for a total of $652.6 million. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. During the fiscal year ended September 30, 2008, the Company purchased 15.9 million shares of Common Stock under this program for a total of $679.7 million. As of September 30, 2008, the Company had $18.1 million of availability remaining under this share repurchase program.

In November 2008, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions.

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

	September 30,
	2008	2007	2006
Weighted average common shares outstanding—basic	160,642	185,181	205,009
Effect of dilutive securities—stock options and restricted stock	1,818	2,705	2,437

Weighted average common shares outstanding—diluted	162,460	187,886	207,446

The potentially dilutive employee stock options that were antidilutive for fiscal 2008, 2007 and 2006 were 5.3 million, 2.1 million and 2.5 million, respectively.

Note 9. Pension and Other Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $16.8 million, $25.1 million, and $21.8 million in fiscal 2008, 2007 and 2006, respectively. The Company uses a June 30 measurement date for its pension and other postretirement benefit plans.

Adoption of SFAS No. 158

The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of September 30, 2007. SFAS No. 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans and postretirement benefit plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of income taxes. The Company made an adjustment of $10.6 million, net of income taxes, relating to net actuarial losses with respect to its defined benefit pension plans and postretirement benefit plans, in accumulated other comprehensive income (loss) as a result of the adoption of SFAS No. 158. Included in accumulated other comprehensive income (loss) at September 30, 2008 are net actuarial losses of $26.3 million ($16.1 million, net of income taxes). The net actuarial loss in accumulated other comprehensive income (loss) that is expected to be amortized into fiscal 2009 net periodic pension expense is $0.7 million ($0.5 million, net of income tax).

The Company will be required to measure benefit plan assets and obligations as of its balance sheet date at September 30, 2009. The change in the measurement date is not expected to have a material impact on the Company’s financial position or results of operations.

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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal year ended September 30,
	2008	2007
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$109,772	$104,022
Service cost	—	2,412
Interest cost	6,791	6,393
Actuarial (gains) losses	(6,238)	2,798
Benefit payments	(5,003)	(5,853)
Settlement	760	—

Benefit obligation at end of year	$106,082	$109,772

Change in Plan Assets:
Fair value of plan assets at beginning of year	$104,376	$87,757
Actual return on plan assets	(8,043)	14,726
Employer contributions	3,874	8,632
Expenses	(1,153)	(886)
Benefit payments	(5,003)	(5,853)

Fair value of plan assets at end of year	$94,051	$104,376

Funded Status and Amounts Recognized:
Funded status	$(12,031)	$(5,396)

Net amount recognized	$(12,031)	$(5,396)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$2,254	$8,227
Current liabilities	(5,862)	(2,032)
Noncurrent liabilities	(8,423)	(11,591)

Net amount recognized	$(12,031)	$(5,396)

Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2008	2007
Discount rate	6.85%	6.30%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%

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

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal year ended September 30,
	2008	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$—	$2,677	$3,473
Interest cost on projected benefit obligation	6,791	6,393	6,046
Expected return on plan assets	(8,170)	(7,430)	(6,549)
Amortization of prior service cost	—	19	58
Recognized net actuarial loss	1,481	1,309	2,579
Loss due to curtailments and settlements	971	160	12

Net periodic pension cost of defined benefit pension plans	1,073	3,128	5,619
Net pension cost of multi-employer plans	469	555	1,652

Total pension expense	$1,542	$3,683	$7,271

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2008	2007	2006
Discount rate	6.30%	6.35%	5.25%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

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

The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans’ assets at the measurement date are as follows:

	Pension Benefits Allocation		Target Allocation
	2008	2007	2008	2007
Asset Category:
Equity securities	68%	70%	70%	70%
Debt securities	30	29	30	30
Other	2	1	—	—

Total	100%	100%	100%	100%

The investment goals are to achieve the optimal return possible within the specific risk parameters and, at a minimum, produce results, which achieve the plans’ assumed interest rate for funding the plans over a full market cycle. High levels of risk and volatility are reduced by maintaining diversified portfolios. Allowable investments include government-backed fixed income securities, equity, and cash equivalents. Prohibited investments include unregistered or restricted stock, commodities, margin trading, options and futures, short-selling, venture capital, private placements, real estate and other high risk investments.

As of September 30, 2008 and 2007, certain of the Company’s defined benefit pension plans had accumulated and projected benefit obligations in excess of plan assets. The amounts related to these plans were as follows (in thousands):

	2008	2007
Accumulated benefit obligation	$14,295	$13,929
Projected benefit obligation	14,295	13,929
Plan assets at fair value	10	306

Currently, the Company does not anticipate it will be required to contribute to its pension plans in fiscal 2009. Expected benefit payments over the next ten years, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2009	$9,724
2010	4,616
2011	4,770
2012	10,711
2013	6,022
2014-2018	33,239

Total	$69,082

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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal year ended September 30,
	2008	2007
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$16,047	$17,409
Interest cost	775	992
Actuarial gains	(4,208)	(886)
Benefit payments	(1,550)	(1,468)

Benefit obligation at end of year	$11,064	$16,047

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,550	1,468
Benefit payments	(1,550)	(1,468)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(11,064)	$(16,047)

Net amount recognized	$(11,064)	$(16,047)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(1,366)	$(1,964)
Noncurrent liabilities	(9,698)	(14,083)

Net amount recognized	$(11,064)	$(16,047)

Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2008	2007
Discount rate	6.85%	6.30%
Health care trend rate assumed for next year	8.25%	9.50%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$952	$(812)
Effect on benefit obligation	76	(67)

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal year ended September 30,
	2008	2007	2006
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$775	$992	$1,028
Recognized net actuarial (gain) loss	(44)	(426)	182

Total postretirement benefit expense	$731	$566	$1,210

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2008	2007	2006
Discount rate	6.30%	6.35%	5.25%
Health care trend rate assumed for next year	9.00%	10.50%	11.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017	2015

Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement Benefits
Fiscal Year:
2009	$1,366
2010	1,343
2011	1,253
2012	1,207
2013	1,090
2014-2018	3,940

Total	$10,199

Defined Contribution Plans

The Company sponsors the AmerisourceBergen Employee Investment Plan, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 25% of their regular compensation before taxes (2% to 18% prior to January 1, 2006). The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant’s salary and $0.50 for each additional $1.00 invested by the participant of an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code, may also be made depending upon the Company’s performance. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company that vest in full after five years of credited service.

During fiscal 2006, the Compensation Committee approved the AmerisourceBergen Corporation Supplemental 401(k) Plan (formerly known as the Executive Retirement Plan). This unfunded plan provides benefits for selected key management, including all of the Company’s executive officers. This plan will provide eligible participants with an annual amount equal to 4% of the participant’s base salary and bonus incentive to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the Internal Revenue Code.

Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2008, 2007 and 2006 were $15.7 million, $18.9 million and $13.7 million, respectively.

Deferred Compensation Plan

The Company also sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 1.48 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2008. The Company’s liability relating to its deferred compensation plan as of September 30, 2008 and 2007 was $6.3 million and $8.1 million, respectively.

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

During the fiscal year ended September 30, 2008, the Company recorded $25.5 million of share-based compensation expense, which was comprised of stock option expense of $17.4 million, restricted stock expense of $6.6 million, and employee stock purchase plan expense of $1.5 million. During the fiscal year ended September 30, 2007, the Company recorded $24.1 million of share-based compensation expense, which was comprised of stock option expense of $17.5 million, restricted stock expense of $5.4 million, and employee stock purchase plan expense of $1.2 million. During the fiscal year ended September 30, 2006, the Company recorded $16.0 million of share-based compensation expense, which was comprised of stock option expense of $12.0 million, restricted stock expense of $2.7 million, and employee stock purchase plan expense of $1.3 million.

Stock Option Plans

The Company’s employee stock option plans provide for the granting of incentive and nonqualified stock options to acquire shares of Common Stock to employees at a price not less than the fair market value of the Common Stock on the date the option is granted. Option terms and vesting periods are determined at the date of grant by the Compensation Committee of the board of directors. Employee options generally vest ratably, in equal amounts, over a four-year service period and expire in ten years (seven years for all grants issued in February 2008 and thereafter). The Company’s non-employee director stock option plans provide for the granting of nonqualified stock options to acquire shares of Common Stock to non-employee directors at the fair market value of the Common Stock on the date of the grant. Non-employee director options vest ratably, in equal amounts, over a three-year service period, and options expire in ten years.

In connection with the divestiture of Long-Term Care, the Company’s stockholders received PMC common stock, as previously discussed in Note 3 and the Company’s Common Stock commenced trading without Long-Term Care on August 1, 2007. As a result, the price of the Company’s Common Stock decreased from $47.11 per share at the closing of regular trading on July 31, 2007 to an opening price on August 1, 2007 of $46.10 per share. In accordance with the antidilution provisions of the Company’s stock option plans, the number of stock options previously granted to each employee or non-employee director, as well as the corresponding grant price, was adjusted accordingly to reflect the decline in the market price of the Company’s Common Stock between the July 31, 2007 closing price and the August 1, 2007 opening price, as quoted on the New York Stock Exchange (the “Modification”). The net effect of the adjustments was to reduce the exercise prices of all outstanding options by the same percentage that the price of the Company’s Common Stock decreased from July 31, 2007 to August 1, 2007, increase the number of options exercisable under each grant, and preserve the aggregate spread (whether positive or negative) associated with each grant of options.

At September 30, 2008, options for an additional 7.9 million shares may be granted under the Company’s 2002 employee incentive plan and options for an additional 162 thousand shares may be granted under the Company’s non-employee director stock option plan.

The estimated fair values of options granted are expensed as compensation on a straight-line basis over the requisite service periods of the awards and are net of estimated forfeitures. The Company estimates the fair values of option grants using a binomial option pricing model. Expected volatilities are based on the historical volatility of the Company’s Common Stock and other factors, such as implied market volatility. The Company uses historical exercise data, taking into consideration the optionees’ ages at grant date, to estimate the terms for which the options are expected to be outstanding. The Company anticipates that the terms of options granted in the future will be similar to those granted in the past. The risk-free rates during the terms of such options are based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair values of the options granted during the fiscal years ended September 30, 2008, 2007 and 2006 were $9.84, $14.86 and $10.56, respectively. The following assumptions were used to estimate the fair values of options granted:

	Fiscal year ended September 30,
	2008	2007	2006
Weighted average risk-free interest rate	2.79%	4.73%	4.58%
Expected dividend yield	0.70%	0.37%	0.23%
Weighted average volatility of common stock	28.14%	24.49%	25.73%
Weighted average expected life of the options	3.71 years	4.38 years	4.17 years

Changes to the above valuation assumptions could have a significant impact on share-based compensation expense.

A summary of the Company’s stock option activity and related information for its option plans for the fiscal year ended September 30, 2008 is presented below:

	Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at September 30, 2007	13,530	$35
Granted	1,897	43
Exercised	(2,651)	27
Forfeited	(973)	45

Outstanding at September 30, 2008	11,803	$37	6 years	$50,338

Vested and expected to vest at September 30, 2008	11,154	$37	6 years	$49,760

Exercisable at September 30, 2008	7,234	$33	5 years	$45,449

The intrinsic value of stock option exercises during fiscal 2008, 2007 and 2006 was $38.5 million, $54.8 million and $59.5 million, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2008 and changes during the fiscal year ended September 30, 2008 is presented below:

	Options (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2007	5,443	$11
Granted	1,897	10
Vested	(1,812)	10
Forfeited	(959)	11

Nonvested at September 30, 2008	4,569	$11

Expected future compensation expense relating to the 4.6 million nonvested options outstanding as of September 30, 2008 is $40.5 million over a weighted-average period of 2 years.

Restricted Stock Plan

Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years.

A summary of the status of the Company’s restricted shares as of September 30, 2008 and changes during the fiscal year ended September 30, 2008 is presented below:

	Restricted Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2007	500	$49
Granted	222	43
Vested	(15)	33
Forfeited	(102)	48

Nonvested at September 30, 2008	605	$47

Expected future compensation expense relating to the 0.6 million restricted shares outstanding as of September 30, 2008 is $13.2 million over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan

The stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan, under which up to an aggregate of 8,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under this plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 85% of the fair market value of the stock on the first or last business day of each six-month purchase period, whichever is lower. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2008, 2007 and 2006, the Company acquired 149,978 shares, 154,240 shares and 164,055 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2008, the Company has withheld $1.4 million from eligible employees for the purchase of additional shares of Common Stock.

Note 11. Leases and Other Commitments

At September 30, 2008, future minimum payments totaling $242.7 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows; 2009—$64.1 million; 2010—$52.2 million; 2011—$37.9 million; 2012—$24.2 million; 2013—$15.4 million; and thereafter—$48.9 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $63.0 million in fiscal 2008, $71.3 million in fiscal 2007 and $68.9 million in fiscal 2006.

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

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at a price that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $379.2 million as of September 30, 2008, of which $64.3 million represents the Company’s commitment in fiscal 2009.

The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under this ten-year outsourcing arrangement, which expires in June 2015, is approximately $115.7 million.

Note 12. Facility Consolidations, Employee Severance and Other

The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three fiscal years ended September 30, 2008 (in thousands):

	2008	2007	2006
Facility consolidations and employee severance	$9,741	$(5,863)	$4,271
Information technology transition costs	—	1,679	9,218
Costs relating to business divestitures	2,636	9,335	6,634
Gain on sale of retail pharmacy assets	—	(3,079)	—

Total facility consolidations, employee severance and other	$12,377	$2,072	$20,123

During fiscal 2008, the Company announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company reduced various operating costs and terminated certain positions. The Company expects to incur the majority of employee severance costs related to the above efforts through December 31, 2008. During fiscal 2008, the Company terminated approximately 130 employees and incurred $10.0 million of employee severance costs, relating to the aforementioned efforts. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

During fiscal 2007, the Company completed its integration plan to consolidate its distribution network and eliminate duplicative administrative functions. The plan included building six new facilities, closing 31 facilities, and outsourcing a significant amount of its information technology activities. During fiscal 2008, the Company reversed $1.0 million of employee severance charges previously estimated and recorded related to this integration plan.

During fiscal 2006, the Company incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999. In October 2007, the Company received a favorable ruling from a California appellate court reversing certain portions of the prior adverse decision. As a result, the Company reduced its liability in fiscal 2007 to the Bergen Brunswig chief executive officer by $10.4 million (see Bergen Brunswig Matter under Note 13). The fiscal 2006 compensation expense and the fiscal 2007 reduction thereof were recorded as a component of the facility consolidations and employee severance line in the above table.

During fiscal 2007, the Company recognized a $3.1 million gain relating to the sale of certain retail pharmacy assets of its former Long-Term Care business.

During fiscal 2006, the Company realized a $17.3 million gain from the sale of the former Bergen Brunswig headquarters building in Orange, California. This gain was recorded as a component of the facility consolidations and employee severance line in the above table.

The following table, which includes the total compensation accrual due to the former chief executive officer and excludes the gain realized on the sale of the former Bergen Brunswig headquarters, displays the activity in accrued expenses and other from September 30, 2006 to September 30, 2008 related to the matters discussed above (in thousands):

	Employee Severance	Lease Cancellation Costs and Other	Total
Balance as of September 30, 2006	$22,233	$9,131	$31,364
Expense recorded during the period	(7,529)	12,680	5,151
Payments made during the period	(3,707)	(16,946)	(20,653)

Balance as of September 30, 2007	10,997	4,865	15,862
Expense recorded during the period	9,060	3,317	12,377
Payments made during the period	(2,976)	(3,826)	(6,802)

Balance as of September 30, 2008	$17,081	$4,356	$21,437

Note 13. Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period. However, on the basis of information furnished by counsel and others and taking into consideration the reserves established for pending matters, the Company does not believe that the resolution of currently pending matters (including the matters specifically described below), individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

RxUSA Matter

In 2001, the Company sued one of its former customers, RxUSA International, Inc. and certain related companies (“RxUSA”), seeking over $300,000 for unpaid invoices. The matter is pending in the United States District Court for the Eastern District of New York (the “Federal District Court”). Thereafter, RxUSA filed counterclaims alleging breach of contract claiming that it was overbilled for products by over $400,000. RxUSA also alleged violations of the federal and New York antitrust laws, tortious interference with business relations and defamation. The Federal District Court has granted summary judgment for the Company on the antitrust and defamation counterclaims, but denied the motion on the breach of contract and tortious interference counterclaims. In connection with its tortious interference counterclaim, RxUSA asserts compensatory damages of $61 million plus punitive damages. The case is scheduled for trial on January 26, 2009. The Company intends to vigorously prosecute its claim for unpaid invoices and does not believe that the counterclaims asserted by RxUSA have merit, but cannot predict the ultimate outcome of this matter.

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

Bergen Brunswig Matter

A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Superior Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Superior Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Superior Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded a charge of $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. The Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company appealed the ruling of the Superior Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Superior Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The Company continues to accrue interest on the remaining liability to the executive, pending the final resolution of this matter. The former executive filed a petition with the Supreme Court of California for review of the October 12, 2007 appellate decision. The Supreme Court of California denied the petition on January 23, 2008. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator in accordance with the Court of Appeal’s decision of October 12, 2007. On June 10, 2008, the

Plan Administrator issued a decision that the executive is entitled to receive approximately $6.9 million in supplemental retirement benefits plus interest, less the $1.9 million already paid to the executive under the Plan. The executive appealed this determination and a hearing on his appeal was held in August 2008 before a Review Official appointed by the Plan Administrator. On October 31, 2008, the Review Official issued an interim decision affirming in most respects the Plan Administrator’s determination of the executive’s supplemental retirement benefit. The Company expects the Review Official to issue a final decision by the end of 2008.

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

In the fourth quarter of fiscal 2007, the Company had recorded a $27.8 million write-down to estimated net realizable value for the TD vaccines, which remained unsold as of September 30, 2007. In March 2008, the parties entered into a settlement agreement resolving all disputes between them. As a result of the settlement, the Company recorded a $2.4 million gain in the fiscal year ended September 30, 2008.

Note 14. Litigation Settlements

Antitrust Settlements

During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the fiscal years ended September 30, 2008, 2007, and 2006, the Company recognized gains of $3.5 million, $35.8 million and $40.9 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Other Settlements

During the fiscal year ended September 30, 2008, the Company recognized a gain of $13.2 million as a reduction to cost of goods sold in the Company’s consolidated statements of operations resulting from favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor.

Note 15. Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations as of September 30, 2008 were comprised of two reportable segments: Pharmaceutical Distribution and Other. During fiscal 2008, the Pharmaceutical Distribution reportable segment was comprised of four operating segments, which included the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), Bellco Health (“Bellco”), and the AmerisourceBergen Packaging Group (“ABPG”). The Company recently completed the integration of Bellco’s separate operations within ABDC and ABSG and as of September 30, 2008, the Pharmaceutical Distribution reportable segment was comprised of three operating segments, which included ABDC, ABSG and ABPG. The Other reportable segment includes the operating results of Long-Term Care, through the July 31, 2007 spin-off date. The operating results of PMSI, which was sold in October 2008, have been reclassified to discontinued operations.

In accordance with FAS 131, the Company has aggregated the operating segments of ABDC, ABSG, and ABPG into one reportable segment, the Pharmaceutical Distribution segment. Its ability to aggregate these three operating segments into one reportable segment was based on the following:

•	the objective and basic principles of FAS 131;

•	the Aggregation Criteria as noted in paragraph 17 of FAS 131; and

•	the fact that ABDC, ABSG, and ABPG have similar economic characteristics.

The chief operating decision maker for the Pharmaceutical Distribution segment was the President and Chief Executive Officer of the Company whose function was to allocate resources to, and assess the performance of, the ABDC, ABSG, and ABPG operating segments. ABDC, ABSG, and ABPG each have an executive who functions as an operating segment manager whose role includes reporting directly to the President and Chief Executive Officer of the Company on their respective operating segment’s business activities, financial results and operating plans.

The businesses of the Pharmaceutical Distribution operating segments are similar in that they service both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel. The distribution of pharmaceutical drugs has historically represented more than 95% of the Company’s total revenues. ABDC and

ABSG each operate in a high volume and low margin environment and, as a result, their economic characteristics are similar. Each operating segment warehouses and distributes products in a similar manner. Additionally, each operating segment is subject, in whole or in part, to the same extensive regulatory environment under which the pharmaceutical distribution industry operates.

ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies and other customers. ABDC also provides pharmacy management, consulting services and scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets, and supply management software to a variety of retail and institutional healthcare providers.

ABSG, through a number of individual operating businesses, provides distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other alternate healthcare providers. ABSG also distributes vaccines, other injectables, plasma, and other blood products. In addition, through its specialty services businesses, ABSG provides a number of commercialization services, third party logistics, group purchasing, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education.

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

The following tables present reportable segment information for the periods indicated (dollars in thousands):

	Total Revenue
Fiscal year ended September 30,	2008	2007	2006
Pharmaceutical Distribution	$70,189,733	$65,340,623	$60,437,757
Other	—	1,045,663	1,211,548
Intersegment eliminations	—	(714,214)	(836,884)

Total revenue	$70,189,733	$65,672,072	$60,812,421

Management previously evaluated segment performance based on revenues excluding bulk deliveries to customer warehouses. For further information regarding the nature of bulk deliveries, which only occur in the Pharmaceutical Distribution segment, see Note 1. Beginning in fiscal 2008, management began evaluating segment performance based on total revenue. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC was the principal supplier of pharmaceuticals to the Other segment.

	Operating Income
Fiscal year ended September 30,	2008	2007	2006
Pharmaceutical Distribution	$836,747	$729,978	$640,938
Other	—	24,994	31,187
Facility consolidations, employee severance and other	(12,377)	(2,072)	(20,123)
Gain on antitrust litigation settlements	3,491	35,837	40,882

Operating income	827,861	788,737	692,884
Other loss (income)	2,027	3,004	(4,387)
Interest expense, net	64,496	32,244	12,464

Income from continuing operations before income taxes	$761,338	$753,489	$684,807

Segment operating income is evaluated before other loss (income); interest expense, net; facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses are allocated to the two reportable segments.

	Assets
At September 30,	2008	2007
Pharmaceutical Distribution	$12,174,095	$12,025,246
Assets held for sale	43,691	284,818

Total assets	$12,217,786	$12,310,064

	Depreciation & Amortization
Fiscal year ended September 30,	2008	2007	2006
Pharmaceutical Distribution	$82,081	$72,640	$68,310
Other	—	12,035	13,586

Total depreciation and amortization	$82,081	$84,675	$81,896

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which is included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2008	2007	2006
Pharmaceutical Distribution	$137,309	$104,360	$95,015
Other	—	6,918	16,856

Total capital expenditures	$137,309	$111,278	$111,871

Note 16. Disclosure About Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, short-term investments available-for-sale, accounts receivable and accounts payable at September 30, 2008 and 2007 approximate fair value. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 7) and the corresponding fair value as of September 30, 2008 were $1,189.1 million and $1,162.4 million, respectively. The recorded amount of debt and the corresponding fair value as of September 30, 2007 were $1,227.6 million and $1,213.9 million, respectively.

Note 17. Quarterly Financial Information (Unaudited)

	Fiscal year ended September 30, 2008
	First Quarter (a)	Second Quarter (a)	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share amounts)
Operating revenue	$16,145,895	$17,203,619	$17,507,497	$16,661,922	$67,518,933
Bulk deliveries to customer warehouses	1,133,488	552,219	489,169	495,924	2,670,800

Total revenue	17,279,383	17,755,838	17,996,666	17,157,846	70,189,733
Gross profit (b)(c)(e)(g)	484,216	537,288	498,045	527,453	2,047,002
Distribution, selling and administrative expenses, depreciation and amortization (d)	291,396	300,903	292,655	321,810	1,206,764
Facility consolidations, employee severance and other	177	1,384	7,865	2,951	12,377

Operating income	$192,643	$235,001	$197,525	$202,692	$827,861
Income from continuing operations	$108,409	$132,828	$112,765	$115,062	$469,064
Income (loss) from discontinued operations, net of tax (f)	$1,411	$1,024	$(220,785)	$(155)	$(218,505)
Net income (loss)	$109,820	$133,852	$(108,020)	$114,907	$250,599
Earnings per share from continuing operations:
Basic	$0.66	$0.82	$0.71	$0.73	$2.92
Diluted	$0.65	$0.81	$0.70	$0.73	$2.89
Earnings per share:
Basic	$0.67	$0.83	$(0.68)	$0.73	$1.56
Diluted	$0.66	$0.82	$(0.67)	$0.73	$1.54

(a)	The financial information for the first and second quarters of fiscal 2008 does not agree to the amounts previously reported, as the financial information has been restated to reflect PMSI as a discontinued operation.

(b)	The first and fourth quarters of fiscal 2008 include gains of $1.6 million and $1.9 million, respectively, from antitrust litigation settlements.

(c)	The first and second quarters of fiscal 2008 include gains of $10.0 million and $3.2 million, respectively, relating to litigation settlements with a competitor and a former customer.

(d)	The second, third, and fourth quarters of fiscal 2008 include various other charges of $4.7 million, $0.8 million, and $10.6 million, respectively, relating to the write-down of intangible assets, capitalized equipment and software.

(e)	The third quarter of fiscal 2008 includes an $8.4 million inventory write-down of certain pharmacy dispensing equipment.

(f)	The third and fourth quarters of fiscal 2008 include a combined charge of $225.8 million to reduce the carrying value of PMSI.

(g)	The fourth quarter of fiscal 2008 includes a gain of $8.6 million resulting from a vendor settlement.

	Fiscal year ended September 30, 2007
	First Quarter (a)	Second Quarter (a)	Third Quarter	Fourth Quarter (d)	Fiscal Year (d)
	(in thousands, except per share amounts)
Operating revenue	$15,593,817	$15,184,166	$15,289,657	$15,199,152	$61,266,792
Bulk deliveries to customer warehouses	1,028,854	1,228,780	1,054,319	1,093,327	4,405,280

Total revenue	16,622,671	16,412,946	16,343,976	16,292,479	65,672,072
Gross profit (b)(c)	566,057	580,456	570,803	501,743	2,219,059
Distribution, selling and administrative expenses, depreciation and amortization	362,226	369,223	364,450	332,351	1,428,250
Facility consolidations, employee severance and other	6,023	135	3,496	(7,582)	2,072

Operating income	$197,808	$211,098	$202,857	$176,974	$788,737
Income from continuing operations	$115,552	$123,618	$125,881	$109,752	$474,803
Income (loss) from discontinued operations, net	$6,635	$5,878	$4,027	(22,176)	(5,636)
Net income	$122,187	$129,496	$129,908	$87,576	$469,167
Earnings per share from continuing operations:
Basic	$0.60	$0.65	$0.68	$0.63	$2.56
Diluted	$0.59	$0.64	$0.67	$0.62	$2.53
Earnings per share:
Basic	$0.64	$0.69	$0.70	$0.50	$2.53
Diluted	$0.63	$0.68	$0.69	$0.50	$2.50

(a)	The financial information for the first and second quarters of fiscal 2007 does not agree to the amounts previously reported, as the financial information has been restated to reflect PMSI as a discontinued operation.

(b)	The first, second, third and fourth quarters of fiscal 2007 include gains of $1.9 million, $1.8 million, $31.9 million, and $0.3 million, respectively, from antitrust litigation settlements.

(c)	The fourth quarter and fiscal year include a $27.8 million charge relating to the write-down of tetanus-diphtheria vaccine inventory to its net realizable value.

(d)	The fourth quarter and fiscal year include the operating results of Long-Term Care for one month and ten months, respectively.

Note 18. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 2012 Notes and 2015 Notes (together, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 7, (b) the foreign operating subsidiaries and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2008 and 2007 and the related statements of operations and cash flows for each of the three years in the period ended September 30, 2008.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Current assets:
Cash and cash equivalents	$719,570	$100,623	$57,921	$—	$878,114
Accounts receivable, net	1,276	1,280,346	2,198,645	—	3,480,267
Merchandise inventories	—	4,076,697	135,078	—	4,211,775
Prepaid expenses and other	47	53,418	2,449	—	55,914
Assets held for sale	—	43,691	—	—	43,691

Total current assets	720,893	5,554,775	2,394,093	—	8,669,761
Property and equipment, net	—	525,444	26,715	—	552,159
Goodwill and other intangible assets	—	2,738,998	136,368	—	2,875,366
Other assets	12,302	106,627	1,571	—	120,500
Intercompany investments and advances	2,540,391	3,433,945	(1,828,831)	(4,145,505)	—

Total assets	$3,273,586	$12,359,789	$729,916	$(4,145,505)	$12,217,786

Current liabilities:
Accounts payable	$—	$7,164,839	$161,741	$—	$7,326,580
Accrued expenses and other	(333,344)	593,403	10,764	—	270,823
Current portion of long-term debt	—	—	1,719	—	1,719
Deferred income taxes	—	551,984	(1,276)	—	550,708
Liabilities held for sale	—	17,759	—	—	17,759

Total current liabilities	(333,344)	8,327,985	172,948	—	8,167,589
Long-term debt, net of current portion	896,885	—	290,527	—	1,187,412
Other liabilities	—	147,052	5,688	—	152,740
Total stockholders’ equity	2,710,045	3,884,752	260,753	(4,145,505)	2,710,045

Total liabilities and stockholders’ equity	$3,273,586	$12,359,789	$729,916	$(4,145,505)	$12,217,786

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Current assets:
Cash and cash equivalents	$500,246	$58,259	$81,699	$—	$640,204
Short-term investment securities	467,419	—	—	—	467,419
Accounts receivable, net	1,292	1,116,065	2,298,415	—	3,415,772
Merchandise inventories	—	3,949,058	148,753	—	4,097,811
Prepaid expenses and other	59	28,890	2,879	—	31,828
Assets held for sale	—	284,818	—	—	284,818

Total current assets	969,016	5,437,090	2,531,746	—	8,937,852
Property and equipment, net	—	468,367	25,280	—	493,647
Goodwill and other intangible assets	—	2,587,781	155,504	—	2,743,285
Other assets	14,939	119,160	1,181	—	135,280
Intercompany investments and advances	2,732,898	4,682,194	(1,910,967)	(5,504,125)	—

Total assets	$3,716,853	$13,294,592	$802,744	$(5,504,125)	$12,310,064

Current liabilities:
Accounts payable	$—	$6,792,614	$171,980	$—	$6,964,594
Accrued expenses and other	(279,263)	636,576	8,976	—	366,289
Current portion of long-term debt	—	—	476	—	476
Deferred income taxes	—	507,690	(1,276)	—	506,414
Liabilities held for sale	—	26,337	—	—	26,337

Total current liabilities	(279,263)	7,963,217	180,156	—	7,864,110
Long-term debt, net of current portion	896,396	—	330,681	—	1,227,077
Other liabilities	—	112,988	6,169	—	119,157
Total stockholders’ equity	3,099,720	5,218,387	285,738	(5,504,125)	3,099,720

Total liabilities and stockholders’ equity	$3,716,853	$13,294,592	$802,744	$(5,504,125)	$12,310,064

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Twelve months ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Operating revenue	$—	$65,713,066	$1,805,867	$—	$67,518,933
Bulk deliveries to customer warehouses	—	2,670,794	6	—	2,670,800

Total revenue	—	68,383,860	1,805,873	—	70,189,733
Cost of goods sold	—	66,427,143	1,715,588	—	68,142,731

Gross profit	—	1,956,717	90,285	—	2,047,002
Operating expenses:
Distribution, selling and administrative	—	1,168,734	(44,051)	—	1,124,683
Depreciation	—	62,227	2,727	—	64,954
Amortization	—	13,665	3,462	—	17,127
Facility consolidations, employee severance and other	—	12,377	—	—	12,377

Operating income	—	699,714	128,147	—	827,861
Other loss	—	1,991	36	—	2,027
Interest expense (income), net	156,005	(187,430)	95,921	—	64,496

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(156,005)	885,153	32,190	—	761,338
Income taxes	(54,602)	334,269	12,607	—	292,274

(Loss) income from continuing operations	(101,403)	550,884	19,583	—	469,064
Loss from discontinued operations	—	(218,505)	—	—	(218,505)
Equity in earnings of subsidiaries	351,962	—	—	(351,962)	—

Net income	$250,559	$332,379	$19,583	$(351,962)	$250,559

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Operating revenue	$—	$59,497,985	$1,768,807	$—	$61,266,792
Bulk deliveries to customer warehouses	—	4,405,264	16	—	4,405,280

Total revenue	—	63,903,249	1,768,823	—	65,672,072
Cost of goods sold	—	61,767,751	1,685,262	—	63,453,013

Gross profit	—	2,135,498	83,561	—	2,219,059
Operating expenses:
Distribution, selling and administrative	—	1,372,200	(28,625)	—	1,343,575
Depreciation	—	66,104	2,123	—	68,227
Amortization	—	13,186	3,262	—	16,448
Facility consolidations, employee severance and other	—	2,072	—	—	2,072

Operating income	—	681,936	106,801	—	788,737
Other loss	—	3,003	1	—	3,004
Interest expense (income), net	73,001	(171,813)	131,056	—	32,244

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(73,001)	850,746	(24,256)	—	753,489
Income taxes	(25,550)	312,356	(8,120)	—	278,686

(Loss) income from continuing operations	(47,451)	538,390	(16,136)	—	474,803
Loss from discontinued operations	—	(5,636)	—	—	(5,636)
Equity in earnings of subsidiaries	516,618	—	—	(516,618)	—

Net income (loss)	$469,167	$532,754	$(16,136)	$(516,618)	$469,167

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal year ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Operating revenue	$—	$55,119,686	$1,162,530	$—	$56,282,216
Bulk deliveries to customer warehouses	—	4,530,184	21	—	4,530,205

Total revenue	—	59,649,870	1,162,551	—	60,812,421
Cost of goods sold	—	57,584,108	1,106,697	—	58,690,805

Gross profit	—	2,065,762	55,854	—	2,121,616
Operating expenses:
Distribution, selling and administrative	—	1,376,199	(49,486)	—	1,326,713
Depreciation	—	67,404	1,576	—	68,980
Amortization	—	11,121	1,795	—	12,916
Facility consolidations, employee severance and other	—	20,123	—	—	20,123

Operating income	—	590,915	101,969	—	692,884
Other (income) loss	—	(4,763)	376	—	(4,387)
Interest (income) expense, net	(740)	(99,301)	112,505	—	12,464

Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	740	694,979	(10,912)	—	684,807
Income taxes	259	253,312	(3,227)	—	250,344

Income (loss) from continuing operations	481	441,667	(7,685)	—	434,463
Income from discontinued operations	—	33,251	—	—	33,251
Equity in earnings of subsidiaries	467,233	—	—	(467,233)	—

Net income (loss)	$467,714	$474,918	$(7,685)	$(467,233)	$467,714

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve months ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Net income	$250,559	$332,379	$19,583	$(351,962)	$250,559
Loss from discontinued operations	—	218,505	—	—	218,505

Income from continuing operations	250,559	550,884	19,583	(351,962)	469,064
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities	(403,378)	190,561	111,415	351,962	250,560

Net cash (used in) provided by operating activities—continuing operations	(152,819)	741,445	130,998	—	719,624
Net cash provided by operating activities— discontinued operations	—	17,445	—	—	17,445

Net cash (used in) provided by operating activities	(152,819)	758,890	130,998	—	737,069

Capital expenditures		(128,214)	(9,095)	—	(137,309)
Cost of acquired companies, net of cash acquired	—	(169,230)	—	—	(169,230)
Proceeds from sales of property and equipment	—	2,964	56	—	3,020
Proceeds from sales of other assets	—	1,878	—		1,878
Net sales of investment securities available- for-sale	467,419	—	—	—	467,419

Net cash provided by (used in) investing activities—continuing operations	467,419	(292,602)	(9,039)	—	165,778
Net cash used in investing activities— discontinued operations	—	(2,357)	—	—	(2,357)

Net cash provided by (used in) investing activities	467,419	(294,959)	(9,039)	—	163,421

Net repayments under revolving and securitization credit facilities	—	—	(16,396)	—	(16,396)
Deferred financing costs and other	—	(602)	(523)	—	(1,125)
Purchases of common stock	(679,684)	—	—	—	(679,684)
Exercise of stock options, including excess tax benefit	84,394	—	—	—	84,394
Cash dividends on common stock	(48,674)	—	—	—	(48,674)
Common stock purchases for employee stock purchase plan	(932)	—	—	—	(932)
Intercompany financing and advances	549,620	(420,802)	(128,818)	—	—

Net cash used in financing activities—continuing operations	(95,276)	(421,404)	(145,737)	—	(662,417)
Net cash used in financing activities— discontinued operations	—	(163)	—	—	(163)

Net cash used in financing activities	(95,276)	(421,567)	(145,737)	—	(662,580)

Increase (decrease) in cash and cash equivalents	219,324	42,364	(23,778)	—	237,910
Cash and cash equivalents at beginning of period	500,246	58,259	81,699	—	640,204

Cash and cash equivalents at end of period	$719,570	$100,623	$57,921	$—	$878,114

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve months ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Net income (loss)	$469,167	$532,754	$(16,136)	$(516,618)	$469,167
Loss from discontinued operations	—	5,636	—	—	5,636

Income (loss) from continuing operations	469,167	538,390	(16,136)	(516,618)	474,803
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities	(568,227)	829,712	(45,191)	516,618	732,912

Net cash (used in) provided by operating activities—continuing operations	(99,060)	1,368,102	(61,327)	—	1,207,715
Net cash provided by operating activities— discontinued operations	—	189	—	—	189

Net cash (used in) provided by operating activities	(99,060)	1,368,291	(61,327)	—	1,207,904

Capital expenditures		(109,186)	(2,092)	—	(111,278)
Cost of acquired companies, net of cash acquired	—	(72,854)	(13,412)	—	(86,266)
Proceeds from sales of property and equipment	—	8,062	15	—	8,077
Proceeds from sales of other assets	—	5,205	—		5,205
Net purchases of investment securities available-for-sale	(399,579)	—	—	—	(399,579)

Net cash used in investing activities—continuing operations	(399,579)	(168,773)	(15,489)	—	(583,841)
Net cash used in investing activities— discontinued operations	—	(90,596)	—	—	(90,596)

Net cash used in investing activities	(399,579)	(259,369)	(15,489)	—	(674,437)

Net borrowings under revolving and securitization credit facilities	—	—	101,753	—	101,753
Proceeds from borrowing related to PharMerica LTC distribution	—	125,000	—	—	125,000
Deferred financing costs and other	(1,227)	(1,421)	—	—	(2,648)
Purchases of common stock	(1,434,385)	—	—	—	(1,434,385)
Exercise of stock options, including excess tax benefit	94,620	—	—	—	94,620
Cash dividends on common stock	(37,249)	—	—	—	(37,249)
Common stock purchases for employee stock purchase plan	(1,622)	—	—	—	(1,622)
Intercompany financing and advances	1,253,461	(1,217,683)	(35,778)	—	—

Net cash (used in) provided by financing activities—continuing operations	(126,402)	(1,094,104)	65,975	—	(1,154,531)
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash (used in) provided by financing activities	(126,402)	(1,094,104)	65,975	—	(1,154,531)

(Decrease) increase in cash and cash equivalents	(625,041)	14,818	(10,841)	—	(621,064)
Cash and cash equivalents at beginning of period	1,125,287	43,441	92,540	—	1,261,268

Cash and cash equivalents at end of period	$500,246	$58,259	$81,699	$—	$640,204

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve months ended September 30, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands)
Net income (loss)	$467,714	$474,918	$(7,685)	$(467,233)	$467,714
Income from discontinued operations	—	(33,251)	—	—	(33,251)

Income (loss) from continuing operations	467,714	441,667	(7,685)	(467,233)	434,463
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities	(433,988)	435,055	(131,332)	467,233	336,968

Net cash provided by (used in) operating activities—continuing operations	33,726	876,722	(139,017)	—	771,431
Net cash provided by operating activities—discontinued operations	—	35,834	—	—	35,834

Net cash provided by (used in) operating activities	33,726	912,556	(139,017)	—	807,265

Capital expenditures		(106,528)	(5,343)	—	(111,871)
Cost of acquired companies, net of cash acquired	—	(99,226)	(196,998)	—	(296,224)
Proceeds from sales of property and equipment	—	49,549	90	—	49,639
Proceeds from sale-leaseback transactions	—	28,143	—	—	28,143
Proceeds from sales of other assets	—	7,582	—		7,582
Net sales of investment securities available- for-sale	281,290	—	—	—	281,290

Net cash provided by (used in) investing activities—continuing operations	281,290	(120,480)	(202,251)	—	(41,441)
Net cash used in investing activities—discontinued operations	—	(1,261)	—	—	(1,261)

Net cash provided by (used in) investing activities	281,290	(121,741)	(202,251)	—	(42,702)

Net borrowings under revolving and securitization credit facilities	—	—	134,888	—	134,888
Deferred financing costs and other	(1,211)	(63)	(1,667)	—	(2,941)
Purchases of common stock	(717,714)	—	—	—	(717,714)
Exercise of stock options, including excess tax benefit	138,046	—	—	—	138,046
Cash dividends on common stock	(20,595)	—	—	—	(20,595)
Common stock purchases for employee stock purchase plan	(1,532)	—	—	—	(1,532)
Intercompany financing and advances	546,910	(814,749)	267,839	—	—

Net cash (used in) provided by financing activities—continuing operations	(56,096)	(814,812)	401,060	—	(469,848)
Net cash used in financing activities —discontinued operations	—	—	—	—	—

Net cash (used in) provided by financing activities	(56,096)	(814,812)	401,060	—	(469,848)

Increase (decrease) in cash and cash equivalents	258,920	(23,997)	59,792	—	294,715
Cash and cash equivalents at beginning of period	866,367	67,438	32,748	—	966,553

Cash and cash equivalents at end of period	$1,125,287	$43,441	$92,540	$—	$1,261,268

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 30, 2008 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

AmerisourceBergen’s management assessed the effectiveness of AmerisourceBergen’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that AmerisourceBergen’s internal control over financial reporting was effective as of September 30, 2008. AmerisourceBergen’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen’s internal control over financial reporting. This report is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerisourceBergen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated November 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

November 25, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2009 annual meeting of stockholders (the “2009 Proxy Statement”) including information under “Election of Directors,” “Additional Information about the Directors, the Board and the Board Committees,” “Codes of Ethics,” “Audit Matters,” and “Section 16 (a) Beneficial Reporting Compliance,” is incorporated herein by reference. We will file the 2009 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

Information with respect to Executive Officers of the Company appears in Part I of this report.

We adopted a Code of Ethics for Designated Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. A copy of this Code of Ethics is filed as an exhibit to this report and is posted on our Internet website, which is www.amerisourcebergen.com. Any amendment to, or waiver from, any provision of this Code of Ethics will be posted as well on our Internet website.

As required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, our President and Chief Executive Officer, R. David Yost, certified to the NYSE within 30 days after our 2008 Annual Meeting of Stockholders that he was not aware of any violation by us of the NYSE Corporate Governance Listing Standards.

ITEM 11.	EXECUTIVE COMPENSATION

Information contained in the 2009 Proxy Statement, including information appearing under “Compensation Matters” and “Executive Compensation” in the 2009 Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the 2009 Proxy Statement, including information appearing under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2009 Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information contained in the 2009 Proxy Statement, including information appearing under “Additional Information about the Directors, the Board, and the Board Committees,” “Corporate Governance,” “Agreements with Employees” and “Certain Transactions” in the 2009 Proxy Statement, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained in the 2009 Proxy Statement, including information appearing under “Audit Matters” in the 2009 Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) List of Financial Statements and Schedules.

Financial Statements: The following consolidated financial statements are submitted in response to Item 15(a)(1):

Financial Statement Schedule: The following financial statement schedule is submitted in response to Item 15(a)(2):

Schedule II—Valuation and Qualifying Accounts	109

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) List of Exhibits.*

Exhibit Number	Description

2	Agreement and Plan of Merger dated as of March 16, 2001 by and among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement No. 333-71942 on Form S-4, dated October 19, 2001).

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-132017, filed February 23, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on November 13, 2007).

4.1	Rights Agreement, dated as of August 27, 2001, between the Registrant and Mellon Investor Service LLC (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, filed August 29, 2001).

4.2	Grant of Registration Rights by the Registrant to US Bioservices Corporation stockholders, dated December 13, 2002 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-102090, filed December 20, 2002).

4.3	Registration Rights Agreement, dated as of May 21, 2003, by and among the Registrant, the stockholders of Anderson Packaging, Inc. and John R. Anderson (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-105743, filed May 30, 2003).

4.4	Purchase Agreement, dated September 8, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, Lehman Brothers Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., Wachovia Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.5	Indenture, dated as of September 14, 2005, among the Registrant, certain of the Registrant’s subsidiaries as guarantors thereto and J.P. Morgan Trust Company, National Association, as trustee, related to the Registrant’s 5 5/8% Senior Notes due 2012 and 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.6	Form of 5 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.7	Form of 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.8	Exchange and Registration Rights Agreement, dated September 14, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, and Lehman Brothers Inc. on behalf of the Initial Purchasers under the Purchase Agreement dated September 8, 2005 (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

‡10.1	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

‡10.2	AmerisourceBergen Drug Corporation Supplemental Retirement Plan, as amended and restated as of November 24, 2008.

Exhibit Number	Description
‡10.3	AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

‡10.4	AmeriSource Health Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix D to Proxy Statement of AmeriSource Health Corporation dated January 15, 1997 for the Annual Meeting of Stockholders held on February 11, 1997).

‡10.5	AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (incorporated by reference to Appendix C to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

‡10.6	AmeriSource Health Corporation 1999 Stock Option Plan (incorporated by reference to Appendix B to Proxy Statement of AmeriSource Health Corporation dated February 5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

‡10.7	AmeriSource Health Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

‡10.8	AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

‡10.9	Bergen Brunswig Corporation Fifth Amended and Restated Supplemental Executive Retirement Plan, amended and restated as of November 24, 2008.

‡10.10	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan (incorporated by reference to Annex F to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

‡10.11	Bergen Brunswig Corporation 1999 Deferred Compensation Plan (incorporated by reference to Annex G to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

‡10.12	Form of the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-631 on Form S-3 of Bergen Brunswig Corporation and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively).

‡10.13	Amendment No. 1 to the Bergen Brunswig Amended and Restated Capital Accumulation Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K of Bergen Brunswig Corporation for the fiscal year ended September 30, 1996).

‡10.14	Form of Bergen Brunswig Corporation Officers’ Employment Agreement and Schedule (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

‡10.15	Form of Bergen Brunswig Corporation Officers’ Severance Agreement and Schedule (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for Bergen Brunswig Corporation for the fiscal year ended September 30, 1994).

‡10.16	Bergen Brunswig Corporation 1999 Non-Employee Directors’ Stock Plan (incorporated by reference to Annex E to Joint Proxy Statement/Prospectus dated March 16, 1999 of Bergen Brunswig Corporation).

‡10.17	AmerisourceBergen Corporation 2001 Non-Employee Directors’ Stock Option Plan, as amended and restated November 9, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 3005).

Exhibit Number	Description
‡10.18	AmerisourceBergen Corporation 2001 Restricted Stock Plan, as amended and restated as of November 12, 2008.

‡10.19	AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated as of November 24, 2008.

‡10.20	AmerisourceBergen Corporation Supplemental 401(k) Plan, as amended and restated as of November 24, 2008.

‡10.21	Registrant’s 2002 Employee Stock Purchase Plan, dated as of January 18, 2002 (incorporated by reference to Appendix B to the Registrant’s Proxy Statement dated January 22, 2002 for the Annual Meeting of Stockholders held on February 27, 2002).

‡10.22	Registrant’s 2002 Management Stock Incentive Plan, dated as of April 24, 2002, as amended and restated effective February 9, 2006 (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on February 9, 2006).

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

‡10.25	Employment Agreement, effective October 1, 2003, between the Registrant and Jeanne B. Fisher.

‡10.26	Employment Agreement, effective January 1, 2007, between the Registrant and John G. Chou.

‡10.27	Letter Agreement, dated July 27, 2001, among the Registrant, Bergen Brunswig Corporation and Steven H. Collis, amending form of Bergen Brunswig Corporation Officers’ Employment Agreement and Severance Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

‡10.28	Employment Agreement, effective February 19, 2004, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

‡10.29	AmerisourceBergen Corporation 2002 Management Stock Incentive Plan Award Agreement between the Registrant and R. David Yost, dated December 6, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007).

10.30	Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.31	Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.32	Performance Undertaking, dated July 10, 2003, executed by the Registrant, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

Exhibit Number	Description
10.33	Intercreditor Agreement, dated July 10, 2003, executed by Wachovia Bank, National Association, as administrator under the Receivables Purchase Agreement and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent under the Credit Agreement (incorporated by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.34	First Amendment, dated as of December 12, 2003, to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

10.35	Second Amendment, dated as of July 8, 2004, to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

10.36	Third Amendment dated as of December 2, 2004 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.37	Fourth Amendment dated as of October 31, 2005 to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.38	Fifth Amendment, dated as of November 14, 2006, to the Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator, and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.39	Sixth Amendment, dated as of June 14, 2007, to the Receivables Purchase Agreement among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator, and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended June 30, 2007).

10.40	Assignment, Assumption and Seventh Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, among Amerisource Receivables Financial Corporation, AmerisourceBergen Drug Corporation, as the initial servicer, the original purchaser groups, the new purchaser groups, Wachovia Bank, National Association, as existing administrator, and Bank of America, as new administrator (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2008).

10.41	Credit Agreement dated as of April 21, 2005 between J.M. Blanco, Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

Exhibit Number	Description
10.42	Credit Agreement, dated as of November 14, 2006, among Registrant, JP Morgan Chase Bank, N.A., J. P. Morgan Europe Limited, The Bank of Nova Scotia and the other financial institutions party thereto (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.43	Master Transaction Agreement, dated as of October 25, 2006, among the Registrant, Pharmerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report for the fiscal year ended September 30, 2006).

10.44	Amendment No. 1 to the Master Transaction Agreement, dated as of June 4, 2007, among the Registrant, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007).

14	AmerisourceBergen Corporation Code of Ethics for Designated Senior Officers (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

‡	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

Date: November 25, 2008	By:	/s/ R. DAVID YOST
R. David Yost
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 25, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ R. DAVID YOST R. David Yost	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL D. DICANDILO Michael D. DiCandilo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ TIM G. GUTTMAN Tim G. Guttman	Vice President, Corporate Controller

/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	Director

/s/ RICHARD C. GOZON Richard C. Gozon	Director and Chairman

/s/ CHARLES H. COTROS Charles H. Cotros	Director

/s/ EDWARD E. HAGENLOCKER Edward E. Hagenlocker	Director

/s/ JANE E. HENNEY, M.D. Jane E. Henney, M.D.	Director

/s/ MICHAEL J. LONG Michael J. Long	Director

/s/ HENRY W. MCGEE Henry W. McGee	Director

/s/ J. LAWRENCE WILSON J. Lawrence Wilson	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts(2)	Deductions- Describe(3)(4)	Balance at End of Period
	(in thousands)
Year Ended September 30, 2008
Allowance for doubtful accounts	$98,698	$27,630	$2,573	$(17,773)	$111,128

Year Ended September 30, 2007
Allowance for doubtful accounts	$111,078	$48,500	$61	$(60,941)	$98,698

Year Ended September 30, 2006
Allowance for doubtful accounts	$114,398	$37,457	$241	$(41,018)	$111,078

(1)	Represents the provision for doubtful accounts.

(2)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)	Represents accounts written off during year, net of recoveries.

(4)	Of the total $60.9 million reduction in fiscal 2007, $26.9 million related to the Long-Term Care divestiture.