Form 10-Q
period 2008-12-31
AMERISOURCEBERGEN CORP
filed 2009-02-05
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2009 was 152,277,593.

AMERISOURCEBERGEN CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets, December 31, 2008 and September 30, 2008	3

Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007	4

Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

SIGNATURES	33

Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands, except share and per share data)	2008	2008
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$470,917	$878,114
Accounts receivable, less allowances for returns and doubtful accounts: $369,631 at December 31, 2008 and $393,714 at September 30, 2008	3,537,704	3,480,267
Merchandise inventories	4,963,704	4,211,775
Prepaid expenses and other	34,744	55,914
Assets held for sale	—	43,691

Total current assets	9,007,069	8,669,761

Property and equipment, at cost:
Land	35,537	35,258
Buildings and improvements	285,946	281,001
Machinery, equipment and other	640,342	616,942

Total property and equipment	961,825	933,201
Less accumulated depreciation	(389,381)	(381,042)

Property and equipment, net	572,444	552,159

Other assets:
Goodwill and other intangible assets	2,852,618	2,875,366
Other assets	129,015	120,500

Total other assets	2,981,633	2,995,866

TOTAL ASSETS	$12,561,146	$12,217,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,655,869	$7,326,580
Accrued expenses and other	255,695	270,823
Current portion of long-term debt	1,310	1,719
Accrued income taxes	35,488	—
Deferred income taxes	558,435	550,708
Liabilities held for sale	—	17,759

Total current liabilities	8,506,797	8,167,589

Long-term debt, net of current portion	1,185,339	1,187,412
Other liabilities	153,193	152,740

Stockholders’ equity:
Common stock, $0.01 par value — authorized: 600,000,000 shares; issued and outstanding: 240,621,654 shares and 153,303,856 shares at Decemeber 31, 2008, respectively, and 240,577,082 and 156,215,460 shares at September 30, 2008, respectively	2,406	2,406
Additional paid-in capital	3,700,728	3,692,023
Retained earnings	2,574,563	2,479,078
Accumulated other comprehensive loss	(26,556)	(16,490)
Treasury stock, at cost: 87,317,798 shares at December 31, 2008 and 84,361,622 shares at September 30, 2008	(3,535,324)	(3,446,972)

Total stockholders’ equity	2,715,817	2,710,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,561,146	$12,217,786

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2008	2007

Operating revenue	$16,881,078	$16,145,895
Bulk deliveries to customer warehouses	457,299	1,133,488

Total revenue	17,338,377	17,279,383
Cost of goods sold	16,848,529	16,795,167

Gross profit	489,848	484,216
Operating expenses:
Distribution, selling, and administrative	272,026	270,770
Depreciation	15,053	16,069
Amortization	3,856	4,557
Facility consolidations, employee severance and other	1,029	177

Operating income	197,884	192,643
Other loss	429	737
Interest expense, net	14,183	16,414

Income from continuing operations before income taxes	183,272	175,492
Income taxes	70,743	67,083

Income from continuing operations	112,529	108,409
(Loss) income from discontinued operations, net of income taxes	(1,473)	1,411

Net income	$111,056	$109,820

Earnings per share:
Basic earnings per share:
Continuing operations	$0.73	$0.66
Discontinued operations	(0.01)	0.01

Total	$0.72	$0.67

Diluted earnings per share:
Continuing operations	$0.73	$0.65
Discontinued operations	(0.01)	0.01

Total	$0.72	$0.66

Weighted average common shares outstanding:
Basic	154,297	164,905
Diluted	155,089	167,062

Cash dividends declared per share of common stock	$0.10	$0.075
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2008	2007

OPERATING ACTIVITIES
Net income	$111,056	$109,820
Loss (income) from discontinued operations	1,473	(1,411)

Income from continuing operations	112,529	108,409
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation, including amounts charged to cost of goods sold	17,813	18,440
Amortization, including amounts charged to interest expense	4,843	5,390
Provision for doubtful accounts	8,175	3,300
Provision for (benefit from) deferred income taxes	9,681	(13,625)
Share-based compensation	7,374	7,417
Other	37	743
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(80,090)	108,492
Merchandise inventories	(768,924)	(610,257)
Prepaid expenses and other assets	22,611	3,854
Accounts payable, accrued expenses and income taxes	366,625	260,131
Other	(4,789)	2,213

Net cash used in operating activities — continuing operations	(304,115)	(105,493)
Net cash (used in) provided by operating activities — discontinued operations	(251)	4,463

NET CASH USED IN OPERATING ACTIVITIES	(304,366)	(101,030)

INVESTING ACTIVITIES
Capital expenditures	(42,344)	(26,195)
Cost of acquired companies, net of cash acquired	—	(162,506)
Proceeds from sales of property and equipment	—	20
Proceeds from the sale of PMSI	14,936	—
Purchases of investment securities available-for-sale	—	(909,105)
Proceeds from sale of investment securities available-for-sale	—	1,376,524

Net cash (used in) provided by investing activities — continuing operations	(27,408)	278,738
Net cash used in investing activities — discontinued operations	(1,138)	(736)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(28,546)	278,002

FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	339,208	1,437,954
Repayments under revolving and securitization credit facilities	(311,689)	(1,411,148)
Purchases of common stock	(88,352)	(311,442)
Exercise of stock options, including excess tax benefits of $55 and $600 in fiscal 2009 and 2008, respectively	1,331	4,249
Cash dividends on common stock	(15,571)	(12,498)
Other	788	(131)

Net cash used in financing activities — continuing operations	(74,285)	(293,016)
Net cash used in financing activities — discontinued operations	—	(21)

NET CASH USED IN FINANCING ACTIVITIES	(74,285)	(293,037)

DECREASE IN CASH AND CASH EQUIVALENTS	(407,197)	(116,065)
Cash and cash equivalents at beginning of period	878,114	640,204

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$470,917	$524,139

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmerisourceBergen Corporation and its wholly owned subsidiaries (the “Company”) as of the dates and for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows for the interim periods ended December 31, 2008 and 2007 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.
Recently Issued Financial Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB Staff Position 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
In the first quarter of fiscal 2009, the Company adopted SFAS 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have any impact on the Company’s financial position, results of operations or liquidity. At December 31, 2008, the Company had $324.0 million of investments in money market accounts, which were valued as level 1 investments. The adoption of this standard in fiscal 2010 as it relates to the Company’s nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. In the first quarter of fiscal 2009, the Company chose not to elect the fair value option for any items not already required to be measured at fair value in accordance with U.S. GAAP. As a result, the adoption of SFAS No. 159 did not have an impact on the Company’s financial position, results of operations or liquidity.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Note 2. Discontinued Operations
In October 2008, the Company completed the divestiture of its former workers’ compensation business, PMSI. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheet as of September 30, 2008 and classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for all periods presented.
The following table summarizes the assets and liabilities of PMSI as of September 30, 2008 (in thousands):

Assets:
Accounts receivable	$44,033
Other assets	(342)

Liabilities:
Accounts payable	14,959
Other liabilities	2,800

Net assets	$25,932

PMSI’s revenue and (loss) income before income taxes were as follows:

	Three months ended December 31,
	2008	2007
Revenue	$28,993	$108,641
(Loss) income before income taxes	(1,075)	2,337
The Company sold PMSI for approximately $34 million, which is subject to a final working capital adjustment, and which includes a $19 million subordinated note payable due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010, if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of 7%, will be payable in cash on a quarterly basis, if PMSI achieves a defined minimum fixed charge coverage ratio, or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the subordinated note payable due from PMSI on the maturity date of the note.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 3. Income Taxes
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
The Company has unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements. During the three months ended December 31, 2008, unrecognized tax benefits increased by $3.3 million, primarily due to an increase in state tax positions. As of December 31, 2008, the Company had unrecognized tax benefits of $52.6 million ($37.2 million, net of federal benefit). Included in this amount is $16.3 million of interest and penalties, which the Company continues to record in income tax expense.
If recognized, net of federal benefit, $35.3 million of the Company’s unrecognized tax benefit would reduce income tax expense and the effective tax rate. Also, if recognized, net of federal benefit, $1.9 million of the Company’s unrecognized tax benefit would result in a decrease to goodwill. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $8.6 million.
Note 4. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the three months ended December 31, 2008 (in thousands):

Goodwill at September 30, 2008	$2,536,945

Foreign currency translation	(16,597)

Goodwill at December 31, 2008	$2,520,348

Following is a summary of other intangible assets (in thousands):

	December 31, 2008			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangibles — trade names	$251,044	$—	$251,044	$252,138	$—	$252,138

Finite-lived intangibles:
Customer relationships	116,693	(46,518)	70,175	119,521	(44,664)	74,857
Other	31,721	(20,670)	11,051	31,306	(19,880)	11,426

Total other intangible assets	$399,458	$(67,188)	$332,270	$402,965	$(64,544)	$338,421

Amortization expense for other intangible assets was $3.9 million and $4.6 million in the three months ended December 31, 2008 and 2007, respectively. Amortization expense for other intangible assets is estimated to be $15.6 million in fiscal 2009, $15.0 million in fiscal 2010, $14.0 million in fiscal 2011, $11.9 million in fiscal 2012, $10.2 million in fiscal 2013, and $18.4 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 5. Debt
Debt consisted of the following (in thousands):

	December 31,	September 30,
	2008	2008

Blanco revolving credit facility at 1.20% and 3.04%, respectively, due 2009	$55,000	$55,000
Receivables securitization facility due 2009	—	—
Multi-currency revolving credit facility at 3.76%, due 2011	232,385	235,130
$400,000, 5 5/8% senior notes due 2012	398,841	398,773
$500,000, 5 7/8% senior notes due 2015	498,166	498,112
Other	2,257	2,116

Total debt	1,186,649	1,189,131
Less current portion	1,310	1,719

Total, net of current portion	$1,185,339	$1,187,412

The Company has a $695 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. (This amount reflects the reduction of $55 million in availability under the facility as a result of the bankruptcy of Lehman Commercial Paper, Inc. in September 2008.) Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2008.) Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at December 31, 2008). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
The Company has a $975 million receivables securitization facility (“Receivables Securitization Facility”), of which $181.2 million expires in June 2009 and $793.8 million expires in November 2009. The Company has available to it an accordion feature whereby the commitment may be increased, subject to lender approval, for seasonal needs during the December and March quarters. Effective January 2, 2009, the Company increased its availability by $152 million under the accordion feature. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee, on average, were 53 basis points and 20 basis points, respectively, at December 31, 2008. At December 31, 2008, there were no borrowings outstanding under the Receivables Securitization Facility.
The Blanco revolving credit facility (the “Blanco Credit Facility”) is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at December 31, 2008 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (55 basis points over LIBOR at December 31, 2008). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (10 basis points at December 31, 2008).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6. Stockholders’ Equity and Earnings Per Share
The following table illustrates comprehensive income for the three months ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Net income	$111,056	$109,820
Foreign currency translation adjustments and other	(10,066)	(2,788)

Comprehensive income	$100,990	$107,032

In November 2008, the Company’s board of directors increased the quarterly dividend by 33% to $0.10 per share.
In May 2007, the Company’s board of directors authorized a program allowing the Company to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. Subsequently, in November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million. During the three months ended December 31, 2008, the Company purchased 0.6 million shares for $18.1 million to complete this program.
In November 2008, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2008, the Company purchased 2.3 million shares under this program for $70.3 million.
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options and restricted stock.

	Three months ended December 31,
(in thousands)	2008	2007

Weighted average common shares outstanding — basic	154,297	164,905
Effect of dilutive securities — stock options and restricted stock	792	2,157

Weighted average common shares outstanding — diluted	155,089	167,062

Note 7. Facility Consolidations, Employee Severance and Other
The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three months ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Facility consolidations and employee severance	$1,029	$(758)
Costs related to business divestitures	—	935

Total facility consolidations, employee severance and other	$1,029	$177

During fiscal 2008, the Company announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company reduced various operating costs and terminated certain positions. The Company incurred the majority of its employee severance costs related to the above efforts through December 31, 2008. During the three months ended December 31, 2008, the Company terminated 122 employees and incurred $1.0 million of employee severance costs. Most employees receive their severance benefits over a period of time, generally not in excess of 12 months, while others may receive a lump-sum payment.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
During the three months ended December 31, 2007, the Company reversed $0.9 million of employee severance charges previously estimated and recorded relating to its prior integration plan.
The following table displays the activity in accrued expenses and other from September 30, 2008 to December 31, 2008 (in thousands):

	Employee	Lease Cancellation
	Severance	Costs and Other	Total

Balance as of September 30, 2008	$17,081	$4,356	$21,437

Expense recorded during the period	878	151	1,029

Payments made during the period	(3,169)	(429)	(3,598)

Balance as of December 31, 2008	$14,790	$4,078	$18,868

The employee severance balance set forth in the above table as of December 31, 2008 includes an accrual for the Bergen Brunswig Matter as described in Note 8. The lease cancellation costs and other balance set forth in the above table as of December 31, 2008 primarily consists of an accrual for information technology transition costs payable to IBM Global Services.
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
RxUSA Matter
In 2001, the Company sued one of its former customers, Rx USA International, Inc. and certain related companies (“RxUSA”), seeking over $300,000 for unpaid invoices. The matter is pending in the United States District Court for the Eastern District of New York (the “Federal District Court”). Thereafter, RxUSA filed counterclaims alleging breach of contract claiming that it was overbilled for products by over $400,000. RxUSA also alleged violations of the federal and New York antitrust laws, tortious interference with business relations and defamation. The Federal District Court has granted summary judgment for the Company on the antitrust and defamation counterclaims, but denied the motion on the breach of contract and tortious interference counterclaims. In connection with its tortious interference counterclaim, RxUSA asserts compensatory damages of $61 million plus punitive damages. The trial of the Company’s claims and RxUSA’s remaining counterclaims commenced in the Federal District Court on January 26, 2009. The Company is vigorously prosecuting its claim for unpaid invoices and does not believe that the counterclaims asserted by RxUSA have merit, but cannot predict the outcome of the trial or the ultimate outcome of this matter.

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
Bergen Brunswig Matter
A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Superior Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Superior Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Superior Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded a charge of $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. The Superior Court refused to award the executive other benefits claimed, including an award of stock options, a severance payment and forgiveness of a loan. Both the executive and the Company appealed the ruling of the Superior Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Superior Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The Company continues to accrue interest on the remaining liability to the executive, pending the final resolution of this matter. The former executive filed a petition with the Supreme Court of California for review of the October 12, 2007 appellate decision. The Supreme Court of California denied the petition on January 23, 2008. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator in accordance with the Court of Appeal’s decision of October 12, 2007. On June 10, 2008, the Plan Administrator issued a decision that the executive is entitled to receive approximately $6.9 million in supplemental retirement benefits plus interest, less the $1.9 million already paid to the executive under the Plan. The executive appealed this determination and a hearing on his appeal was held in August 2008 before a Review Official appointed by the Plan Administrator. On October 31, 2008, the Review Official issued an interim decision affirming in most respects the Plan Administrator’s determination of the executive’s supplemental retirement benefit. On November 17, 2008, the executive filed a motion for a Third Order in Implementation of Judgment with the Superior Court asking the court to overturn the decision of the Review official. A hearing on the executive’s motion for a Third Order in Implementation of Judgment is scheduled for February 23, 2009.
Note 9. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the three months ended December 31, 2007, the Company recognized a gain of $1.6 million relating to the above-mentioned class action lawsuits. The gain, which was net of attorney fees and estimated payments due to other parties, was recorded as a reduction to cost of goods sold in the Company’s consolidated statements of operations.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Settlements
During the three months ended December 31, 2007, the Company recognized a $10.0 million gain as a reduction to cost of goods sold in the Company’s consolidated statement of operations resulting from a favorable litigation settlement with a major competitor related to sales activities involving an independent retail group purchasing organization.
Note 10. Business Segment Information
The Company has three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), and the AmerisourceBergen Packaging Group (“ABPG”). The Company has aggregated the operating results of ABDC, ABSG, and ABPG into one reportable segment, Pharmaceutical Distribution. The businesses of the Pharmaceutical Distribution operating segments are similar in that they service both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply chain.
Management evaluates segment performance based on total revenue including bulk deliveries to customer warehouses. Total revenue was $17.3 billion in both the three months ended December 31, 2008 and 2007. Pharmaceutical Distribution operating income is evaluated before facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses were allocated to the Pharmaceutical Distribution segment.
The following table reconciles Pharmaceutical Distribution operating income to income from continuing operations before income taxes for the three months ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Pharmaceutical Distribution operating income	$198,913	$191,235
Facility consolidations, employee severance and other	(1,029)	(177)
Gain on antitrust litigation settlements	—	1,585

Total operating income	197,884	192,643
Other loss	429	737
Interest expense, net	14,183	16,414

Income from continuing operations before income taxes	$183,272	$175,492

Note 11. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2008 and September 30, 2008, statements of operations for the three months ended December 31, 2008 and 2007, and statements of cash flows for the three months ended December 31, 2008 and 2007.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$332,730	$86,890	$51,297	$—	$470,917
Accounts receivable, net	672	1,190,009	2,347,023	—	3,537,704
Merchandise inventories	—	4,821,654	142,050	—	4,963,704
Prepaid expenses and other	175	32,871	1,698	—	34,744

Total current assets	333,577	6,131,424	2,542,068	—	9,007,069

Property and equipment, net	—	547,382	25,062	—	572,444
Goodwill and other intangible assets	—	2,736,421	116,197	—	2,852,618
Other assets	11,638	116,654	723	—	129,015
Intercompany investments and advances	2,933,162	2,582,199	(1,986,429)	(3,528,932)	—

Total assets	$3,278,377	$12,114,080	$697,621	$(3,528,932)	$12,561,146

Current liabilities:
Accounts payable	$—	$7,519,605	$136,264	$—	$7,655,869
Accrued expenses and other	(334,447)	615,274	10,356	—	291,183
Current portion of long-term debt	—	358	952	—	1,310
Deferred income taxes	—	559,711	(1,276)	—	558,435

Total current liabilities	(334,447)	8,694,948	146,296	—	8,506,797

Long-term debt, net of current portion	897,007	716	287,616	—	1,185,339
Other liabilities	—	148,597	4,596	—	153,193

Total stockholders’ equity	2,715,817	3,269,819	259,113	(3,528,932)	2,715,817

Total liabilities and stockholders’ equity	$3,278,377	$12,114,080	$697,621	$(3,528,932)	$12,561,146

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$719,570	$100,623	$57,921	$—	$878,114
Accounts receivable, net	1,276	1,280,346	2,198,645	—	3,480,267
Merchandise inventories	—	4,076,697	135,078	—	4,211,775
Prepaid expenses and other	47	53,418	2,449	—	55,914
Assets held for sale	—	43,691	—	—	43,691

Total current assets	720,893	5,554,775	2,394,093	—	8,669,761

Property and equipment, net	—	525,444	26,715	—	552,159
Goodwill and other intangible assets	—	2,738,998	136,368	—	2,875,366
Other assets	12,302	106,627	1,571	—	120,500
Intercompany investments and advances	2,540,391	3,433,945	(1,828,831)	(4,145,505)	—

Total assets	$3,273,586	$12,359,789	$729,916	$(4,145,505)	$12,217,786

Current liabilities:
Accounts payable	$—	$7,164,839	$161,741	$—	$7,326,580
Accrued expenses and other	(333,344)	593,403	10,764	—	270,823
Current portion of long-term debt	—	—	1,719	—	1,719
Deferred income taxes	—	551,984	(1,276)	—	550,708
Liabilities held for sale	—	17,759	—	—	17,759

Total current liabilities	(333,344)	8,327,985	172,948	—	8,167,589

Long-term debt, net of current portion	896,885	—	290,527	—	1,187,412
Other liabilities	—	147,052	5,688	—	152,740

Total stockholders’ equity	2,710,045	3,884,752	260,753	(4,145,505)	2,710,045

Total liabilities and stockholders’ equity	$3,273,586	$12,359,789	$729,916	$(4,145,505)	$12,217,786

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Operating revenue	$—	$16,517,298	$363,780	$—	$16,881,078
Bulk deliveries to customer warehouses	—	457,299	—	—	457,299

Total revenue	—	16,974,597	363,780	—	17,338,377
Cost of goods sold	—	16,503,219	345,310	—	16,848,529

Gross profit	—	471,378	18,470	—	489,848
Operating expenses:
Distribution, selling and administrative	—	284,846	(12,820)	—	272,026
Depreciation	—	14,349	704	—	15,053
Amortization	—	3,146	710	—	3,856
Facility consolidations, employee severance and other	—	1,029	—	—	1,029

Operating income	—	168,008	29,876	—	197,884
Other loss	—	429	—	—	429
Interest expense (income), net	39,987	(42,829)	17,025	—	14,183

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(39,987)	210,408	12,851	—	183,272
Income taxes	(13,995)	80,049	4,689	—	70,743

(Loss) income from continuing operations	(25,992)	130,359	8,162	—	112,529
Loss from discontinued operations	—	(1,473)	—	—	(1,473)
Equity in earnings of subsidiaries	137,048	—	—	(137,048)	—

Net income	$111,056	$128,886	$8,162	$(137,048)	$111,056

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2007
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Operating revenue	$—	$15,670,110	$475,785	$—	$16,145,895
Bulk deliveries to customer warehouses	—	1,133,485	3	—	1,133,488

Total revenue	—	16,803,595	475,788	—	17,279,383
Cost of goods sold	—	16,341,558	453,609		16,795,167

Gross profit	—	462,037	22,179	—	484,216
Operating expenses:
Distribution, selling and administrative	—	281,281	(10,511)	—	270,770
Depreciation	—	15,346	723	—	16,069
Amortization	—	3,661	896	—	4,557
Facility consolidations, employee severance and other	—	177	—	—	177

Operating income	—	161,572	31,071	—	192,643
Other loss (income)	—	744	(7)	—	737
Interest expense (income), net	34,789	(51,496)	33,121	—	16,414

(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(34,789)	212,324	(2,043)	—	175,492
Income taxes	(12,176)	79,892	(633)	—	67,083

(Loss) income from continuing operations	(22,613)	132,432	(1,410)	—	108,409
Income from discontinued operations	—	1,411	—		1,411
Equity in earnings of subsidiaries	132,433	—	—	(132,433)	—

Net income (loss)	$109,820	$133,843	$(1,410)	$(132,433)	$109,820

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$111,056	$128,886	$8,162	$(137,048)	$111,056
Loss from discontinued operations	—	1,473	—	—	1,473

Income from continuing operations	111,056	130,359	8,162	(137,048)	112,529
Adjustments to reconcile income from continuing operations to net cash used in operating activities	(137,011)	(236,694)	(179,987)	137,048	(416,644)

Net cash used in operating activities — continuing operations	(25,955)	(106,335)	(171,825)	—	(304,115)
Net cash used in operating activities — discontinued operations	—	(251)	—	—	(251)

Net cash used in operating activities	(25,955)	(106,586)	(171,825)	—	(304,366)

Capital expenditures	—	(38,325)	(4,019)	—	(42,344)
Proceeds from the sale of PMSI	—	14,936	—	—	14,936

Net cash used in investing activities — continuing operations	—	(23,389)	(4,019)	—	(27,408)
Net cash used in investing activities — discontinued operations	—	(1,138)	—	—	(1,138)

Net cash used in investing activities	—	(24,527)	(4,019)	—	(28,546)

Net borrowings under revolving and securitization credit facilities	—	—	27,519	—	27,519
Deferred financing costs and other	—	835	(47)	—	788
Purchases of common stock	(88,352)	—	—	—	(88,352)
Exercise of stock options, including excess tax benefit	1,331	—	—	—	1,331
Cash dividends on common stock	(15,571)	—	—	—	(15,571)
Intercompany financing and advances	(258,293)	116,545	141,748	—	—

Net cash (used in) provided by financing activities — continuing operations	(360,885)	117,380	169,220	—	(74,285)
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash (used in) provided by financing activities	(360,885)	117,380	169,220	—	(74,285)

Decrease in cash and cash equivalents	(386,840)	(13,733)	(6,624)	—	(407,197)
Cash and cash equivalents at beginning of period	719,570	100,623	57,921	—	878,114

Cash and cash equivalents at end of period	$332,730	$86,890	$51,297	$—	$470,917

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2007
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income (loss)	$109,820	$133,843	$(1,410)	$(132,433)	$109,820
Income from discontinued operations	—	(1,411)	—	—	(1,411)

Income (loss) from continuing operations	109,820	132,432	(1,410)	(132,433)	108,409
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities	(130,750)	(132,422)	(83,163)	132,433	(213,902)

Net cash (used in) provided by operating activities — continuing operations	(20,930)	10	(84,573)	—	(105,493)
Net cash provided by operating activities — discontinued operations	—	4,463	—	—	4,463

Net cash (used in) provided by operating activities	(20,930)	4,473	(84,573)	—	(101,030)

Capital expenditures	—	(24,750)	(1,445)	—	(26,195)
Cost of acquired companies, net of cash acquired	—	(162,506)	—	—	(162,506)
Proceeds from sales of property and equipment	—	10	10	—	20
Net sales of investment securities available-for-sale	467,419	—	—	—	467,419

Net cash provided by (used in) investing activities — continuing operations	467,419	(187,246)	(1,435)	—	278,738
Net cash used in investing activities — discontinued operations	—	(736)	—	—	(736)

Net cash provided by (used in) investing activities	467,419	(187,982)	(1,435)	—	278,002

Net borrowings under revolving and securitization credit facilities	—	—	26,806	—	26,806
Deferred financing costs and other	—	(131)	—	—	(131)
Purchases of common stock	(311,442)	—	—	—	(311,442)
Exercise of stock options, including excess tax benefit	4,249	—	—	—	4,249
Cash dividends on common stock	(12,498)	—	—	—	(12,498)
Intercompany financing and advances	(294,727)	225,237	69,490	—	—

Net cash (used in) provided by financing activities — continuing operations	(614,418)	225,106	96,296	—	(293,016)
Net cash used in financing activities — discontinued operations	—	(21)	—	—	(21)

Net cash (used in) provided by financing activities	(614,418)	225,085	96,296	—	(293,037)

(Decrease) increase in cash and cash equivalents	(167,929)	41,576	10,288	—	(116,065)
Cash and cash equivalents at beginning of period	500,246	58,259	81,699	—	640,204

Cash and cash equivalents at end of period	$332,317	$99,835	$91,987	$—	$524,139

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in AmerisourceBergen Corporation’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
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
The Company has three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), and the AmerisourceBergen Packaging Group (“ABPG”). The Company has aggregated the operating results of ABDC, ABSG, and ABPG into one reportable segment, Pharmaceutical Distribution.
Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.
ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and other consulting services; scalable automated pharmacy dispensing equipment, medication and supply dispensing cabinets; and supply management software to a variety of retail and institutional healthcare providers.
ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, including principally oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes vaccines, other injectables, plasma, and other blood products. In addition, through its specialty services businesses, ABSG provides drug commercialization services, third party logistics, group purchasing, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, practice management, and physician education.
ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and clinical trials materials services for pharmaceutical manufacturers.
Divestiture
In October 2008, the Company completed the divestiture of its former workers’ compensation business, PMSI. In accordance with the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheet as of September 30, 2008 and classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for all periods presented.
The Company sold PMSI for approximately $34 million, which is subject to a final working capital adjustment, and which includes a $19 million subordinated note payable due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010, if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of 7%, will be payable in cash on a quarterly basis, if PMSI achieves a defined minimum fixed charge coverage ratio, or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the subordinated note payable due from PMSI on the maturity date of the note.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations
AmerisourceBergen Corporation
Summary Financial Information

	Three Months Ended December 31,
(dollars in thousands)	2008	2007	Change

Total revenue	$17,338,377	$17,279,383	—%

Pharmaceutical Distribution gross profit	$489,848	$482,631	1%
Gain on antitrust litigation settlements	—	1,585	N/M

Total gross profit	$489,848	$484,216	1%

Pharmaceutical Distribution operating income	$198,913	$191,235	4%
Facility consolidations, employee severance and other	(1,029)	(177)	N/M
Gain on antitrust litigation settlements	—	1,585	N/M

Total operating income	$197,884	$192,643	3%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	2.83%	2.79%
Operating expenses	1.68%	1.69%
Operating income	1.15%	1.11%

AmerisourceBergen Corporation
Gross profit	2.83%	2.80%
Operating expenses	1.68%	1.69%
Operating income	1.14%	1.11%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Operating Results
Total revenue, including bulk deliveries, was $17.3 billion in the quarters ended December 31, 2008 and 2007. Total revenue growth was 0.3% from the prior year quarter as ABSG’s total revenue growth of 5% was substantially offset by a 0.5% decline in ABDC’s total revenue. During the quarter ended December 31, 2008, 69% of total revenue was from sales to institutional customers and 31% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 64% institutional and 36% retail. In comparison with the prior year quarter results, sales to institutional customers increased 8% primarily due to the strong growth of our largest customer. Sales to retail customers decreased 13% primarily due to the July 1, 2008 loss of certain business (approximately $3.0 billion on an annualized basis) with a national retail drug chain customer. Excluding the loss of this business, total revenue in the quarter ended December 31, 2008 would have increased by 4.8% from the prior year quarter.
Bulk deliveries of $457.3 million in the quarter ended December 31, 2008 decreased from $1.1 billion in the prior year quarter primarily due to the prior fiscal year transition of a significant amount of business previously conducted on a bulk delivery basis with our largest customer to an operating revenue basis. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on our cash flows due to favorable timing between the customer payments to us and payments by us to our suppliers.
ABDC’s total revenue decreased by 0.5% from the prior year quarter primarily due to the loss of certain business with a large retail drug chain customer, as mentioned above, offset, in part, by an increase in sales to certain of its large institutional customers.
ABSG’s total revenue of $3.8 billion in the quarter ended December 31, 2008 increased 5% from the prior year quarter primarily due to the good growth broadly across its distribution and services businesses, offset, in part, by declining anemia drug sales (see paragraph below). Additionally, the prior year quarter benefited from one month of sales to a large oncology drug customer, which was acquired by a competitor in October 2007. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes to this service channel could result in slower or reduced growth in revenues.
Revenue related to the distribution of anemia-related products, which represented approximately 5.5% of total revenue in the quarter ended December 31, 2008, decreased approximately 11% from the prior year quarter. The decline in sales of anemia-related products has been most pronounced in the use of these products for cancer treatment. Sales of oncology anemia-related products represented approximately 2% of total revenue in the quarter ended December 31, 2008 and decreased approximately 27% from the prior year quarter. Several developments have contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with kidney failure and dialysis, and changes in regulatory and clinical medical guidelines for recommended dosage and use. As a result, we expect oncology-related anemia drug sales to continue to decline further in fiscal 2009 from our fiscal 2008 total. In addition, the U.S. Food and Drug Administration (“FDA”) is continuing to review clinical study data concerning the possible risks associated with erythropoiesis stimulating agents. Also, on July 30, 2008, the Centers for Medicare & Medicaid Services (“CMS”) announced it is considering a review of national Medicare coverage policy for these drugs for patients who have cancer or pre-dialysis chronic kidney disease. The FDA or CMS may take additional action regarding the use, safety labeling and/or Medicare coverage of these drugs in the future. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payors, including federal and state governments and private insurance plans. Our future revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We continue to expect that our total revenue growth in fiscal 2009 will be between 1% and 3%. This expected range reflects market growth between 1% and 2% as estimated by industry data firm IMS Healthcare, Inc. (“IMS”), the expected strong growth of certain of our large institutional customers, primarily within ABDC, offset in part by the loss of certain business with a national retail chain customer to a competitor, effective July 1, 2008. Sales to this chain customer approximated $3.0 billion on an annualized basis. Our expected growth largely reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as estimated by IMS, are expected to grow between 1% and 2% in 2009 and between 3% and 6% per year during the five-year period ending 2012. IMS also indicated that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals would grow faster than the overall market. Our future revenue growth will continue to be affected by various factors such as: competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, changes in Federal government rules and regulations, industry growth trends, such as the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers, and general economic conditions.
Gross profit of $489.8 million in the quarter ended December 31, 2008 increased 1% from the prior year quarter. As a percentage of total revenue, gross profit in the quarter ended December 31, 2008 was 2.83%, an increase of 3 basis points from the prior year quarter. These increases were primarily due the strong growth and increased profitability of our generic programs; increased contributions from our fee-for-service agreements, including $10.2 million of fees relating to prior period sales due to the execution of new agreements in the current quarter; strong manufacturer price increases; and good growth from certain of ABSG’s service businesses; all of which were partially offset by ABSG’s $12.7 million loss on its influenza vaccine program, which included a $15.5 million write-down of excess influenza vaccine inventory. Prior year’s gross profit also benefited from a gain of $10.0 million relating to a favorable litigation settlement with a major competitor. Additionally, in the prior year quarter, we recognized a gain of $1.6 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain, which was excluded from the determination of Pharmaceutical Distribution segment’s gross profit, was recorded as reduction to cost of goods sold.
Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $5.0 million and $3.1 million in the quarters ended December 31, 2008 and 2007, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.
Operating expenses of $292.0 million, which include the below facility consolidations, employee severance and other charges of $1.0 million, in the quarter ended December 31, 2008 increased $0.4 million from the prior year quarter. As a percentage of total revenue, operating expenses declined to 1.68% from 1.69% in the prior year quarter, which was primarily due to reduced ABDC warehouse operating costs from continuing productivity improvements and due to our streamlined organizational structure within ABDC and ABSG, as a result of our cE2 initiative described below.
The following table illustrates the charges incurred relating to facility consolidations, employee severance and other, (which are excluded from operating expenses of the Pharmaceutical Distribution segment), for the quarters ended December 31, 2008 and 2007 (in thousands):

	Quarter ended
	December 31,
	2008	2007
Facility consolidations and employee severance	$1,029	$(758)
Costs related to business divestitures	—	935

Total facility consolidations, employee severance and other	$1,029	$177

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we have reduced various operating costs and terminated certain positions. We have incurred the majority of our employee severance costs related to cE2 through December 31, 2008. During the quarter ended December 31, 2008, we terminated 122 employees and incurred $1.0 million of employee severance costs. During the prior year quarter, we reversed $0.9 million of employee severance charges previously estimated and recorded. Costs related to business divestitures in the prior year quarter related to the sale of PMSI.
We paid a total of $3.6 million and $0.4 million for employee severance, lease cancellation and other costs during the quarters ended December 31, 2008 and 2007, respectively. Most employees receive their severance benefits over a period, generally not in excess of 12 months, while others may receive a lump-sum payment.
Operating income of $197.9 million in the quarter ended December 31, 2008 increased 3% from the prior year quarter. As a percentage of total revenue, operating income in the quarter ended December 31, 2008 increased 3 basis points from the prior year quarter. These increases were due to the improvement in our gross profit as operating expenses were relatively flat in comparison to the prior year quarter. The costs of facility consolidations, employee severance and other decreased operating income by $1.0 million in the quarter ended December 31, 2008 and lowered operating income as a percentage of total revenue by 1 basis point. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, contributed $1.4 million to operating income in the prior year quarter and contributed 1 basis point to operating income as a percentage of total revenue.
Interest expense, interest income, and their respective weighted-average interest rates in the quarters ended December 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$16,363	5.30%	$20,235	5.73%
Interest income	(2,180)	2.27%	(3,821)	4.45%

Interest expense, net	$14,183		$16,414

Interest expense decreased from the prior year quarter due to a decrease of $82.8 million in average borrowings and a decrease in the weighted-average variable interest rate to 3.73% from 5.63% in the prior year quarter. Interest income decreased from the prior year quarter primarily due to a decline in the weighted-average interest rate. Our net interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates and strategic decisions made by us to deploy our invested cash and short-term investments.
Income tax expense reflects an effective income tax rate of 38.6%, versus 38.2% in the prior year quarter. We expect that our effective tax rate in fiscal 2009 will approximate our prior fiscal year tax rate of 38.4%.
Income from continuing operations of $112.5 million in the quarter ended December 31, 2008 increased 4% from the prior year quarter due to the increase in operating income and the decrease in interest expense. Diluted earnings per share from continuing operations of $0.73 in the quarter ended December 31, 2008 increased 12% from $0.65 per share in the prior year quarter. The difference between diluted earnings per share growth and the increase in income from continuing operations was primarily due to the 7% reduction in weighted average common shares outstanding resulting from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.
(Loss) income from discontinued operations, net of income taxes, for the quarters ended December 31, 2008 and 2007 related to the PMSI business, which was sold in October 2008. Accordingly, PMSI’s results of operations have been classified as discontinued for the current and prior periods presented.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity and Capital Resources
The following table illustrates the Company’s debt structure at December 31, 2008, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability

Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,841	$—
$500,000, 5 7/8% senior notes due 2015	498,166	—
Other	1,677	—

Total fixed-rate debt	898,684	—

Variable-Rate Debt:
Blanco revolving credit facility due 2009	55,000	—
Multi-currency revolving credit facility due 2011	232,385	450,505
Receivables securitization facility due 2009	—	975,000
Other	580	920

Total variable-rate debt	287,965	1,426,425

Total debt, including current portion	$1,186,649	$1,426,425

The Company’s aggregate availability under its revolving credit facilities and its receivables securitization facility provides sufficient sources of capital to fund the Company’s working capital requirements.
The Company has a $695 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. (This amount reflects the reduction of $55 million in availability under the facility as a result of the bankruptcy of Lehman Commercial Paper, Inc. in September 2008.) Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2008). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at December 31, 2008). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
The Company has a $975 million receivables securitization facility (“Receivables Securitization Facility”), of which $181.2 million expires in June 2009 and $793.8 million expires in November 2009. The Company has available to it an accordion feature whereby the commitment may be increased, subject to lender approval, for seasonal needs during the December and March quarters. Effective January 2, 2009, the Company increased its availability by $152 million under the accordion feature. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee, and vary based on the Company’s debt ratings. The program fee and the commitment fee, on average, were 53 basis points and 20 basis points, respectively, at December 31, 2008. At December 31, 2008, there were no borrowings outstanding under the Receivables Securitization Facility.
The Blanco revolving credit facility (the “Blanco Credit Facility”) is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at December 31, 2008 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (55 basis points over LIBOR at December 31, 2008). Additionally, the Company pays quarterly facility fees on the full amount of the facility to maintain the availability under the Blanco Credit Facility at specific rates based on the Company’s debt rating (10 basis points at December 31, 2008).

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
Recent deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers. In addition, volatility in financial markets may also negatively impact our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us as required could adversely affect our revenue growth, our profitablity, and our cash flow from operations.
Recently, the credit markets have been experiencing volatility and disruption. In September 2008, one of our lenders under the Multi-Currency Revolving Credit Facility filed for bankruptcy, and as a result, our availability under this facility was reduced by $55 million to $695 million. We continue to monitor the creditworthiness of our lenders and while we do not currently anticipate the failure of any additional lenders under our revolving credit facilities and/or under the liquidity facilities of our receivables securitization facility, the failure of any further lenders could have an adverse effect on our ability to finance our business operations.
Additionally, our receivables securitization facility expires in calendar 2009. While we did not have any borrowings outstanding under this facility as of December 31, 2008, we have historically utilized amounts available to us under this facility throughout the year to meet our business needs. In fiscal 2009, we will seek to renew this facility at available market rates, which we believe will be higher than the interest rates currently available to us. While we believe we will be able to renew this facility, there can be no assurance that we will be able to do so.
The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of its common stock, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. In November 2008, the Company’s board of directors approved a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. The Company expects to purchase approximately $350 million of its common stock in fiscal 2009. During the quarter ended December 31, 2008, the Company purchased $88.4 million of its common stock, of which $70.2 million was purchased under the above-mentioned $500 million share repurchase program and $18.1 million was purchased to close out the May 2007 share repurchase program. As of December 31, 2008, the Company had approximately $429.8 million of availability remaining on its $500 million share repurchase program. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.
The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At December 31, 2008, the Company had $288.0 million of variable-rate debt. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at December 31, 2008.
The Company had $470.9 million in cash and cash equivalents at December 31, 2008. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.
The Company is exposed to foreign currency and exchange rate risk from its non-U.S. operations. The Company’s largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. The Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company had no foreign currency denominated forward contracts at December 31, 2008. The Company may use derivative instruments to hedge its foreign currency exposure and not for speculative or trading purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at December 31, 2008 (in thousands):

	Payments Due by Period
		Within 1	1-3	4-5	After 5
	Total	year	years	years	years

Debt, including interest payments	$1,490,062	$109,994	$340,068	$481,250	$558,750

Operating leases	258,258	59,601	87,870	40,138	70,649

Other commitments	464,782	46,788	125,789	161,867	130,338

Total	$2,213,102	$216,383	$553,727	$683,255	$759,737

The $55 million Blanco Credit Facility, which expires in April 2009, is included in the “Within 1 year” column in the above repayment table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2008 because the Company has the ability and intent to refinance it on a long-term basis.
The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $327.0 million as of December 31, 2008. These influenza vaccine commitments are included in “Other commitments” in the above table.
The Company outsources a significant portion of its corporate and ABDC information technology activities to IBM Global Services. The remaining commitment under its ten-year outsourcing arrangement, which expires in June 2015, is approximately $110.7 million and is included in “Other commitments” in the above table.
During the quarter ended December 31, 2008, the Company’s operating activities used $304.4 million of cash in comparison to cash used of $101.0 million in the prior year quarter. Cash used in operations during the quarter ended December 31, 2008 was principally the result of an increase in merchandise inventories of $768.9 million and an increase in accounts receivable of $80.1 million, offset, in part, by an increase in accounts payable, accrued expenses and income taxes of $366.6 million, income from continuing operations of $112.5 million and non-cash items of $47.9 million. Consistent with prior years, we have increased our average number of inventory days on hand by two to three days in our December quarter in anticipation of manufacturer plant closings during the holiday season and due to increased sales expectations. The average number of inventory days on hand decreased by one-half day in comparison to the prior year quarter. Although accounts receivable increased slightly from September 30, 2008 due to a significant increase in December monthly sales compared to September monthly sales, the average number of days sales outstanding during the quarter ended December 31, 2008 decreased by more than one-half day to 18.3 days from 18.9 days in the prior year quarter. The decline in ABDC’s days sales outstanding was greater than the decline noted above primarily due to changes in customer mix. We continue to monitor the financial health of our customers very closely due to the current economic conditions. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and was offset, in part, by the reversal of favorable timing of payments due to our suppliers at September 30, 2008. Operating cash uses during the quarter ended December 31, 2008 included $1.0 million in interest payments and $1.6 million of income tax payments, net of refunds.
During the quarter ended December 31, 2007, the Company’s operating activities used $101.0 million of cash as compared to cash provided of $287.9 million in the prior-year quarter. Cash used by operations during the quarter ended December 31, 2007 was principally the result of an increase in merchandise inventories of $610.3 million, primarily offset by income from continuing operations of $108.4 million, a decrease in accounts receivable of $108.5 million, an increase in accounts payable, accrued expenses and income taxes of $260.1 million, and non-cash items of $21.7 million. The average number of inventory days on hand decreased by one day in comparison to the prior year quarter despite the large increase in merchandise inventories, which occurred during the month of December. The increase in merchandise inventories was driven by seasonal demand, increasing sales expectations, and requirements under our fee-for-service agreements. Days sales outstanding were reduced by one-half day to 18.9 days in the quarter ended December 31, 2007. The decrease was largely driven by the decline in growth of ABSG, which generally has a higher receivable investment than the ABDC distribution business. The increase in accounts payable, accrued expenses and income taxes was driven by the increase in merchandise inventories, net of a decline in days payable outstanding by one-half day to 37.1 days. The days payable outstanding reduction was driven by the reversal of favorable timing of payments to our suppliers as of September 30, 2007. Operating cash uses during the quarter ended December 31, 2007 included $5.2 million in interest payments and $10.5 million of income tax payments, net of refunds.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Capital expenditures for the quarter ended December 31, 2008 were $42.3 million and related principally to our Business Transformation project, which includes a new enterprise resource planning (“ERP”) platform that will be implemented throughout ABDC and our corporate functions. The Company estimates that it will spend approximately $140 million for capital expenditures during fiscal 2009.
Capital expenditures for the quarter ended December 31, 2007 were $26.2 million and related principally to the expansion of our ABPG production facility in Rockford, Illinois, investments in warehouse expansions and improvements, information technology, and warehouse automation.
In October 2008, the Company sold PMSI for approximately $34 million, which is subject to a final working capital adjustment. The Company received cash totaling $14.9 million and a $19 million subordinated note payable due from PMSI on the fifth anniversary of the closing date.
In October 2007, the Company acquired Bellco, a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of $20.7 million of cash acquired.
Net cash provided by investing activities in the quarter ended December 31, 2007 included purchases and sales of short-term investment securities. Net proceeds relating to these investment activities in the quarter ended December 31, 2007 were $467.4 million. These short-term investment securities primarily consisted of tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income.
During the quarter ended December 31, 2008, the Company purchased 3.0 million shares of its common stock for a total of $88.4 million. The Company currently expects that it will purchase approximately $350 million of its common stock during fiscal 2009. The Company has $429.8 million of availability remaining under its share repurchase program as of December 31, 2008. During the quarter ended December 31, 2007, the Company purchased 7.1 million shares of its common stock for a total of $311.4 million.
On November 13, 2008, the Company’s board of directors increased the quarterly dividend by 33% and declared a cash dividend of $0.10 per share, which was paid on December 8, 2008 to stockholders of record as of the close of business on November 24, 2008. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.
Recently Issued Financial Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB Staff Position 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In the first quarter of fiscal 2009, the Company adopted SFAS 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have any impact on the Company’s financial position, results of operations or liquidity. At December 31, 2008, the Company had $324.0 million of investments in money market accounts, which were valued as level 1 investments. The adoption of this standard in fiscal 2010 as it relates to the Company’s nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. In the first quarter of fiscal 2009, the Company chose not to elect the fair value option for any items not already required to be measured at fair value in accordance with U.S. generally accepted accounting principles. As a result, the adoption of SFAS No. 159 did not have an impact on the Company’s financial position, results of operations or liquidity.
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
Forward-Looking Statements
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; changes in U.S. legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceuticals we distribute, including erythropoiesis-stimulating agents (ESAs) used to treat anemia patients; price inflation in branded pharmaceuticals and price deflation in generics; significant breakdown or interruption of our information technology systems; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; continued volatility and further deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s most significant market risk is the effect of fluctuations in interest rates. See discussion under “Liquidity and Capital Resources” in Item 2 on page 25.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in the Company’s reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2008 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2008.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total	Average Price	Part of the Publicly	May Yet Be
	Number of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Programs	Programs
October 1 to October 31	—	$—	—	$18,079,594
November 1 to November 30	1,727,476	$29.13	1,727,476	$467,760,715
December 1 to December 31	1,228,700	$30.89	1,228,700	$429,807,858

Total	2,956,176	$29.86	2,956,176	$429,807,858

a)
In May 2007, the Company announced a program to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. During the quarter ended December 31, 2008, the Company purchased 0.6 million shares under this program. This program expired in November 2008, when the Company exhausted its availability.

b)
In November 2008, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the quarter ended December 31, 2008, the Company purchased 2.3 million shares under this program for $70.2 million. There is no expiration date related to this new program.

ITEM 6. Exhibits
(a) Exhibits:

‡10.1
AmerisourceBergen Drug Corporation Supplement Retirement Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.2
Bergen Brunswig Corporation Fifth Amended and Restated Supplemental Executive Retirement Plan, amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.3
AmerisourceBergen Corporation 2001 Restricted Stock Plan, as amended and restated as of November 12, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.4
AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.5
AmerisourceBergen Corporation Supplemental 401(k) Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.6	Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and R. David Yost.

‡10.7	Letter Agreement, dated January 7, 2009, between the Registrant and R. David Yost.

‡10.8	AmerisourceBergen Corporation Amended and Restated Long Term Incentive Award Agreement, dated December 22, 2008, for R. David Yost.

‡10.9	Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and Michael D. DiCandilo.

‡10.10	Letter Agreement, dated January 7, 2009, between the Registrant and Michael D. DiCandilo.

‡10.11	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Registrant and Steven H. Collis.

‡10.12	Letter Agreement, dated January 7, 2009, between the Registrant and Steven H. Collis.

‡10.13	Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and Jeanne B. Fisher.

‡10.14	Letter Agreement, dated January 7, 2009, between the Registrant and Jeanne B. Fisher.

‡10.15	Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and John G. Chou.

‡10.16	Letter Agreement, dated January 7, 2009, between the Registrant and John G. Chou.

10.17
Eighth Amendment, dated as of December 18, 2008, to the Receivables Purchase Agreement among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Bank of America, National Association, as Administrator, and various purchase groups.

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

AMERISOURCEBERGEN CORPORATION
February 5, 2009	/s/ R. David Yost
R. David Yost
President and Chief Executive Officer

February 5, 2009	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

‡10.1
AmerisourceBergen Drug Corporation Supplement Retirement Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.2
Bergen Brunswig Corporation Fifth Amended and Restated Supplemental Executive Retirement Plan, amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.3
AmerisourceBergen Corporation 2001 Restricted Stock Plan, as amended and restated as of November 12, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.4
AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.5
AmerisourceBergen Corporation Supplemental 401(k) Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.6	Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and R. David Yost.

‡10.7	Letter Agreement, dated January 7, 2009, between the Registrant and R. David Yost.

‡10.8	AmerisourceBergen Corporation Amended and Restated Long Term Incentive Award Agreement, dated December 22, 2008, for R. David Yost.

‡10.9	Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and Michael D. DiCandilo.

‡10.10	Letter Agreement, dated January 7, 2009, between the Registrant and Michael D. DiCandilo.

‡10.11	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Registrant and Steven H. Collis.

‡10.12	Letter Agreement, dated January 7, 2009, between the Registrant and Steven H. Collis.

‡10.13	Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and Jeanne B. Fisher.

‡10.14	Letter Agreement, dated January 7, 2009, between the Registrant and Jeanne B. Fisher.

‡10.15	Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and John G. Chou.

‡10.16	Letter Agreement, dated January 7, 2009, between the Registrant and John G. Chou.

10.17
Eighth Amendment, dated as of December 18, 2008, to the Receivables Purchase Agreement among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Bank of America, National Association, as Administrator, and various purchase groups.

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