Form 10-Q
period 2009-03-31
AMERISOURCEBERGEN CORP
filed 2009-05-08
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2009 was 150,993,156.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands, except share and per share data)	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$655,329	$878,114
Accounts receivable, less allowances for returns and doubtful accounts: $374,710 at March 31, 2009 and $393,714 at September 30, 2008	3,734,251	3,480,267
Merchandise inventories	4,578,950	4,211,775
Prepaid expenses and other	36,849	55,914
Assets held for sale	—	43,691

Total current assets	9,005,379	8,669,761

Property and equipment, at cost:
Land	35,517	35,258
Buildings and improvements	287,538	281,001
Machinery, equipment and other	648,053	616,942

Total property and equipment	971,108	933,201
Less accumulated depreciation	(394,463)	(381,042)

Property and equipment, net	576,645	552,159

Goodwill and other intangible assets	2,844,783	2,875,366
Other assets	122,909	120,500

TOTAL ASSETS	$12,549,716	$12,217,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,651,455	$7,326,580
Accrued expenses and other	251,591	270,823
Current portion of long-term debt	695	1,719
Deferred income taxes	574,365	550,708
Liabilities held for sale	—	17,759

Total current liabilities	8,478,106	8,167,589

Long-term debt, net of current portion	1,159,351	1,187,412
Other liabilities	153,563	152,740

Stockholders’ equity:
Common stock, $0.01 par value — authorized: 600,000,000 shares; issued and outstanding: 240,889,112 shares and 150,969,210 shares at March 31, 2009, respectively, and 240,577,082 shares and 156,215,460 shares at September 30, 2008, respectively	2,409	2,406
Additional paid-in capital	3,710,618	3,692,023
Retained earnings	2,702,724	2,479,078
Accumulated other comprehensive loss	(27,731)	(16,490)
Treasury stock, at cost: 89,919,902 shares at March 31, 2009 and 84,361,622 shares at September 30, 2008	(3,629,324)	(3,446,972)

Total stockholders’ equity	2,758,696	2,710,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,549,716	$12,217,786

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share data)	2009	2008	2009	2008

Operating revenue	$16,932,790	$17,203,619	$33,813,868	$33,349,514
Bulk deliveries to customer warehouses	378,861	552,219	836,160	1,685,707

Total revenue	17,311,651	17,755,838	34,650,028	35,035,221
Cost of goods sold	16,759,180	17,218,550	33,607,709	34,013,717

Gross profit	552,471	537,288	1,042,319	1,021,504
Operating expenses:
Distribution, selling, and administrative	280,509	279,536	552,535	550,306
Depreciation	15,607	16,889	30,660	32,958
Amortization	3,827	4,478	7,683	9,035
Facility consolidations, employee severance and other	4,262	1,384	5,291	1,561

Operating income	248,266	235,001	446,150	427,644
Other loss (income)	504	(992)	933	(255)
Interest expense, net	14,521	18,701	28,704	35,115

Income from continuing operations before income taxes	233,241	217,292	416,513	392,784
Income taxes	89,199	84,464	159,942	151,547

Income from continuing operations	144,042	132,828	256,571	241,237
(Loss) income from discontinued operations, net of income taxes	(655)	1,024	(2,128)	2,435

Net income	$143,387	$133,852	$254,443	$243,672

Earnings per share:

Basic earnings per share:
Continuing operations	$0.95	$0.82	$1.68	$1.48
Discontinued operations	—	0.01	(0.01)	0.01

Total	$0.95	$0.83	$1.67	$1.49

Diluted earnings per share:
Continuing operations	$0.95	$0.81	$1.67	$1.46
Discontinued operations	—	0.01	(0.01)	0.01
Rounding	(0.01)	—	—	0.01

Total	$0.94	$0.82	$1.66	$1.48

Weighted average common shares outstanding:
Basic	151,223	161,218	152,793	163,073
Diluted	152,292	163,268	153,723	165,176

Cash dividends declared per share of common stock	$0.10	$0.075	$0.20	$0.15
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	March 31,
(in thousands)	2009	2008

OPERATING ACTIVITIES
Net income	$254,443	$243,672
Loss (income) from discontinued operations	2,128	(2,435)

Income from continuing operations	256,571	241,237
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	36,131	37,779
Amortization, including amounts charged to interest expense	9,712	10,726
Provision for doubtful accounts	16,359	8,937
Provision for deferred income taxes	26,142	34,099
Share-based compensation	14,599	14,624
Other loss (income)	3,716	(113)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(290,245)	(87,092)
Merchandise inventories	(385,242)	(316,309)
Prepaid expenses and other assets	18,860	648
Accounts payable, accrued expenses and income taxes	322,296	142,024
Other	4,425	(1,829)

Net cash provided by operating activities — continuing operations	33,324	84,731
Net cash (used in) provided by operating activities — discontinued operations	(906)	7,552

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,418	92,283

INVESTING ACTIVITIES
Capital expenditures	(68,587)	(54,149)
Cost of acquired company, net of cash acquired	—	(162,207)
Proceeds from sales of property and equipment	—	148
Proceeds from the sale of PMSI	14,936	—
Purchases of investment securities available-for-sale	—	(909,105)
Proceeds from sale of investment securities available-for-sale	—	1,376,524

Net cash (used in) provided by investing activities — continuing operations	(53,651)	251,211
Net cash used in investing activities — discontinued operations	(1,138)	(876)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(54,789)	250,335

FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	1,604,658	4,258,424
Repayments under revolving and securitization credit facilities	(1,596,360)	(4,251,347)
Purchases of common stock	(179,879)	(395,175)
Exercise of stock options, including excess tax benefits of $617 and $5,758 in fiscal 2009 and 2008, respectively	4,415	22,196
Cash dividends on common stock	(30,798)	(24,659)
Other	(2,450)	(739)

Net cash used in financing activities — continuing operations	(200,414)	(391,300)
Net cash used in financing activities — discontinued operations	—	(162)

NET CASH USED IN FINANCING ACTIVITIES	(200,414)	(391,462)

DECREASE IN CASH AND CASH EQUIVALENTS	(222,785)	(48,844)
Cash and cash equivalents at beginning of period	878,114	640,204

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$655,329	$591,360

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the interim periods ended March 31, 2009 and 2008 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.
Recently Issued Financial Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB Staff Position 157-2 delayed the effective date of the application of SFAS 157 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to the beginning of an entity’s fiscal year that begins after November 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. Nonrecurring nonfinancial assets and liabilities for which the Company has not applied the provisions of FAS 157 include those measured at fair value for impairment testing, such as goodwill and other intangible assets and property and equipment.
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
In the first quarter of fiscal 2009, the Company adopted SFAS 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have any impact on the Company’s financial position, results of operations or liquidity. At March 31, 2009, the Company had $524.0 million of investments in money market accounts, which were valued as level 1 investments. The adoption of this standard in fiscal 2010 as it relates to the Company’s nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the goodwill acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS No. 141R also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The Company is currently evaluating the impact of adopting SFAS No. 141R and FSP No. FAS 141R-1.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 requires entities to provide disclosure of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized at fair value in the balance sheet, in interim reporting periods. Prior to the issuance of FSP No. FAS 107-1 and APB 28-1, such disclosures were required only in annual reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP No. FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company will provide the required disclosures beginning in its Quarterly Report on Form 10-Q for the period ending June 30, 2009.
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
The following table summarizes the assets and liabilities of PMSI as of September 30, 2008 (in thousands):

Assets:
Accounts receivable	$44,033
Other assets	(342)

Liabilities:
Accounts payable	14,959
Other liabilities	2,800

Net assets	$25,932

PMSI’s revenue and income (loss) before income taxes were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue	$—	$105,351	$28,993	$213,992
Income (loss) before income taxes	—	1,696	(1,075)	4,033
The Company sold PMSI for approximately $34 million, which is subject to a final working capital adjustment, and which includes a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010, if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of LIBOR plus 4% (not to exceed 8%), will be payable in cash on a quarterly basis, if PMSI achieves a defined minimum fixed charge coverage ratio, or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the subordinated note due from PMSI on the maturity date of the note.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Loss from discontinued operations, net of income taxes, for the three and six months ended March 31, 2009 also included a charge of $0.7 million related to a July 2005 business disposition.
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
The Company has unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements. During the six months ended March 31, 2009, unrecognized tax benefits increased by $4.8 million, primarily due to an increase in state tax positions. As of March 31, 2009, the Company had unrecognized tax benefits of $54.2 million ($38.3 million, net of federal benefit). Included in this amount is $17.1 million of interest and penalties, which the Company records in income tax expense.
If recognized, net of federal benefit, $36.4 million of the Company’s unrecognized tax benefit would reduce income tax expense and the effective tax rate. Also, if recognized, net of federal benefit, $1.9 million of the Company’s unrecognized tax benefit would result in a reduction of goodwill. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $9.3 million.
Note 4. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the six months ended March 31, 2009 (in thousands):

Goodwill at September 30, 2008	$2,536,945

Foreign currency translation	(19,182)

Goodwill at March 31, 2009	$2,517,763

Following is a summary of other intangible assets (in thousands):

	March 31, 2009			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangibles - trade names	$249,446	$—	$249,446	$252,138	$—	$252,138

Finite-lived intangibles:
Customer relationships	116,248	(49,289)	66,959	119,521	(44,664)	74,857
Other	32,130	(21,515)	10,615	31,306	(19,880)	11,426

Total other intangible assets	$397,824	$(70,804)	$327,020	$402,965	$(64,544)	$338,421

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Amortization expense for other intangible assets was $7.7 million and $9.0 million in the six months ended March 31, 2009 and 2008, respectively. Amortization expense for other intangible assets is estimated to be $15.4 million in fiscal 2009, $15.0 million in fiscal 2010, $14.1 million in fiscal 2011, $11.9 million in fiscal 2012, $10.3 million in fiscal 2013, and $18.6 million thereafter.
Note 5. Debt
Debt consisted of the following (in thousands):

	March 31,	September 30,
	2009	2008
Blanco revolving credit facility at 1.10% and 3.04%, respectively, due 2010	$55,000	$55,000
Receivables securitization facility due 2010	—	—
Multi-currency revolving credit facility at 1.77% and 3.76%, respectively, due 2011	206,500	235,130
$400,000, 5 5/8% senior notes due 2012	398,909	398,773
$500,000, 5 7/8% senior notes due 2015	498,220	498,112
Other	1,417	2,116

Total debt	1,160,046	1,189,131
Less current portion	695	1,719

Total, net of current portion	$1,159,351	$1,187,412

The Company has a $695 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. (This amount reflects the reduction of $55 million in availability under the facility as a result of the bankruptcy of Lehman Commercial Paper, Inc. in September 2008). Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2009). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at March 31, 2009). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
The Company had a $975 million receivables securitization facility (“Receivables Securitization Facility”) at March 31, 2009, of which $181.2 million was due to expire in June 2009 and $793.8 million was due to expire in November 2009. In April 2009, the Company amended this facility, electing to reduce the amount available under the facility to $700 million and extending the expiration date to April 2010. The Company continues to have available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The Company pays a commitment fee to maintain the availability under the Receivables Securitization Facility. The program fee and the commitment fee, on average, were 53 basis points and 20 basis points, respectively, at March 31, 2009. In connection with the April 2009 amendment, the program fee and the commitment fee were raised to 150 basis points and 75 basis points, respectively.
In April 2009, the Company amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2010. Borrowings under the Blanco Credit Facility are guaranteed by the Company. In connection with the April 2009 amendment, interest on borrowings under this facility increased from 55 basis points over LIBOR to 200 basis points over LIBOR. Additionally, the Company would be required to pay quarterly facility fees of 50 basis points on any unused portion of the facility.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 6. Stockholders’ Equity and Earnings Per Share
The following table illustrates comprehensive income for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income	$143,387	$133,852	$254,443	$243,672
Foreign currency translation adjustments and other	(1,175)	(29)	(11,241)	(2,817)

Comprehensive income	$142,212	$133,823	$243,202	$240,855

In November 2008, the Company’s board of directors increased the quarterly dividend by 33% to $0.10 per share.
In May 2007, the Company’s board of directors authorized a program allowing the Company to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. Subsequently, in November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million. During the six months ended March 31, 2009, the Company purchased 0.6 million shares for $18.1 million to complete this program.
In November 2008, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2009, the Company purchased 4.9 million shares under this program for $161.7 million.
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, and restricted stock units.

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008

Weighted average common shares outstanding — basic	151,223	161,218	152,793	163,073
Effect of dilutive securities — stock options, restricted stock, and restricted stock units	1,069	2,050	930	2,103

Weighted average common shares outstanding — diluted	152,292	163,268	153,723	165,176

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 7. Facility Consolidations, Employee Severance and Other
The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008

Facility consolidations and employee severance	$4,262	$246	$5,291	$(512)
Costs related to business divestitures	—	1,138	—	2,073

Total facility consolidations, employee severance and other	$4,262	$1,384	$5,291	$1,561

During fiscal 2008, the Company announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company continues to reduce various operating costs and terminate certain positions. During the six months ended March 31, 2009, the Company terminated 183 employees and incurred $2.9 million of employee severance costs. Additionally, during the three months ended March 31, 2009, the Company recorded $2.2 million of additional costs relating to the Bergen Brunswig Matter as described in Note 8. During the six months ended March 31, 2008, the Company reversed $1.0 million of employee severance charges previously estimated and recorded relating to a prior integration plan. Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.
During the three and six months ended March 31, 2008, the Company incurred costs, primarily professional fees, related to the divestiture of its workers’ compensation business, PMSI.
The following table displays the activity in accrued expenses and other from September 30, 2008 to March 31, 2009 (in thousands):

	Employee	Lease Cancellation
	Severance	Costs and Other	Total

Balance as of September 30, 2008	$17,081	$4,356	$21,437

Expense recorded during the period	5,140	151	5,291

Payments made during the period	(11,699)	(576)	(12,275)

Balance as of March 31, 2009	$10,522	$3,931	$14,453

The lease cancellation costs and other balance set forth in the above table as of March 31, 2009 primarily consists of an accrual for information technology transition costs payable to IBM Global Services.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
RxUSA Matter
In 2001, the Company sued one of its former customers, Rx USA International, Inc. and certain related companies (“RxUSA”), seeking over $300,000 for unpaid invoices. Thereafter, RxUSA filed counterclaims alleging breach of contract claiming that it was overbilled for products by over $400,000. RxUSA also alleged violations of the federal and New York antitrust laws, tortious interference with business relations and defamation. The Federal District Court granted summary judgment for the Company on the antitrust and defamation counterclaims, but denied the motion on the breach of contract and tortious interference counterclaims. In connection with its tortious interference counterclaim, RxUSA asserted compensatory damages of $61 million plus punitive damages. The trial of the Company’s claims and RxUSA’s remaining counterclaims commenced in the United States District Court for the Eastern District of New York on January 26, 2009 and concluded on February 6, 2009. The jury returned a verdict in the Company’s favor on all claims and counterclaims in the case: rejecting RxUSA’s claims for tortious interference and breach of contract in their entirety, while finding that RxUSA breached its contract with the Company and ordering RxUSA to satisfy the unpaid invoices in the full amount claimed by the Company. The case is now in post-trial proceedings, with several matters still pending, including the Company’s motion to sanction RxUSA. On May 1, 2009, RxUSA filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and an automatic stay went into effect with respect to certain legal proceedings involving the debtor, including the proceedings in this matter.
New York Attorney General Subpoena
In April 2005, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”) requesting documents and responses to interrogatories concerning the manner and degree to which the Company purchased pharmaceuticals from other wholesalers, often referred to as the alternate source market, rather than directly from manufacturers. Similar subpoenas have been issued by the NYAG to other pharmaceutical distributors. After receiving the subpoena, the Company engaged in discussions with the NYAG, initially to clarify the scope of the subpoena and subsequently to provide background information requested by the NYAG. The Company has produced responsive information and documents and will continue to cooperate with the NYAG. Late in fiscal year 2007, the Company received a communication from the NYAG detailing potential theories of liability. In March 2008, the Company met with the NYAG to discuss this matter and has communicated the Company’s position on this matter to the NYAG. The Company believes that it has not engaged in any wrongdoing, but cannot predict the outcome of this matter.
Bergen Brunswig Matter
A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Superior Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Superior Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Superior Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded a charge of $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. Both the executive and the Company appealed the ruling of the Superior Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Superior Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
in accordance with the Court of Appeal’s decision of October 12, 2007. On June 10, 2008, the Plan Administrator issued a decision that the executive was entitled to receive approximately $6.9 million in supplemental retirement benefits plus interest, less the $1.9 million already paid to the executive under the Plan. The executive appealed this determination and a hearing on his appeal was held in August 2008 before a Review Official appointed by the Plan Administrator. On October 31, 2008, the Review Official issued a decision affirming in most respects the Plan Administrator’s determination of the executive’s supplemental retirement benefit. On November 17, 2008, the executive filed a motion for a Third Order in Implementation of Judgment with the Superior Court asking the court to overturn the decision of the Review Official. On March 9, 2009, the Company paid the executive approximately $5.6 million, plus interest, for the executive’s supplemental retirement benefit, as determined by the Review Official. On April 9, 2009, the Superior Court affirmed most aspects of the Review Official’s determination of decision, but held that the Review Official had abused his discretion by discounting the executive’s supplemental retirement benefit to its present value. As a result, the Superior Court held that the executive was entitled to an additional supplemental retirement benefit of approximately $6.6 million, plus interest, beyond what has already been paid by the Company. During the quarter ended March 31, 2009, the Company accrued an additional $2.2 million related to this matter. The Company believes that the Superior Court’s holding is inconsistent with the 2007 Court of Appeal decision and on May 4, 2009, filed a Notice of Appeal appealing the Superior Court’s holding.
Ontario Ministry of Health and Long-Term Care Civil Rebate Payment Order and Civil Complaint
On April 27, 2009, the Ontario Ministry of Health and Long-Term Care (“OMH”) notified the Company’s Canadian subsidiary, AmerisourceBergen Canada Corporation (“ABCC”), that it had entered a Rebate Payment Order requiring ABCC to pay C$5.8 million to the Ontario Ministry of Finance. OMH maintains that it has reasonable grounds to believe that ABCC accepted rebates, directly or indirectly, in violation of the Ontario Drug Interchangeability and Dispensing Fee Act. OMH at the same time announced similar rebate payment orders against other wholesalers, generic manufacturers, pharmacies and individuals. ABCC was cooperating fully with OMH prior to the entry of the Order by responding fully to requests for information and/or documents and will continue to cooperate. ABCC is preparing to appeal the Order pursuant to OMH procedures. In addition, on the same day, OMH notified ABCC that it had filed a civil complaint with Health Canada against ABCC for potential violations of the Canadian Food and Drug Act. ABCC has not yet received a copy of such a complaint. Although ABCC believes that it has not violated the relevant statutes and regulations and has conducted its business consistent with widespread industry practices, it cannot predict the outcome of these matters.
Note 9. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the six months ended March 31, 2008, the Company recognized a gain of $1.6 million relating to the above-mentioned class action lawsuits. The gain, which was net of attorney fees and estimated payments due to other parties, was recorded as a reduction to cost of goods sold in the Company’s consolidated statements of operations.
Other Settlements
During the three and six months ended March 31, 2009, the Company recognized a gain of $1.8 million as a reduction to cost of goods sold in the Company’s consolidated statement of operations resulting from a favorable litigation settlement with a former customer.
During the three and six months ended March 31, 2008, the Company recognized gains of $3.2 million and a $13.2 million, respectively, as reductions to cost of goods sold in the Company’s consolidated statement of operations resulting from favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor.

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
Management evaluates segment performance based on total revenue including bulk deliveries to customer warehouses. Total revenue was $17.3 billion and $17.8 billion in the three months ended March 31, 2009 and 2008, respectively, and was $34.7 billion and $35.0 billion in the six months ended March 31, 2009 and 2008, respectively. Pharmaceutical Distribution operating income is evaluated before facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses are allocated to the Pharmaceutical Distribution segment.
The following table reconciles Pharmaceutical Distribution operating income to income from continuing operations before income taxes for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008

Pharmaceutical Distribution operating income	$252,528	$236,385	$451,441	$427,620
Facility consolidations, employee severance and other	(4,262)	(1,384)	(5,291)	(1,561)
Gain on antitrust litigation settlements	—	—	—	1,585

Total operating income	248,266	235,001	446,150	427,644

Other loss (income)	504	(992)	933	(255)
Interest expense, net	14,521	18,701	28,704	35,115

Income from continuing operations before income taxes	$233,241	$217,292	$416,513	$392,784

Note 11. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2009 and September 30, 2008, statements of operations for the three and six months ended March 31, 2009 and 2008, and statements of cash flows for the six months ended March 31, 2009 and 2008.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
During the three months ended March 31, 2009, the Company reclassified the initial contribution of accounts receivable made by ABDC (a guarantor subsidiary), to the receivables special purpose entity (a non-guarantor subsidiary), from a note payable to capital on the books of the receivables special purpose entity. Additionally, the Company revised its fiscal 2008 intercompany interest charge from the Parent to one of the Guarantor Subsidiaries. As a result of the above, the Company has revised intercompany interest amounts and balances for all prior periods reported herein. These intercompany reclassifications had no impact on the Company’s consolidated financial statements.
SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$524,816	$80,372	$50,141	$—	$655,329
Accounts receivable, net	241	1,279,818	2,454,192	—	3,734,251
Merchandise inventories	—	4,462,771	116,179	—	4,578,950
Prepaid expenses and other	158	35,267	1,424	—	36,849

Total current assets	525,215	5,858,228	2,621,936	—	9,005,379

Property and equipment, net	—	550,972	25,673	—	576,645
Goodwill and other intangible assets	—	2,732,225	112,558	—	2,844,783
Other assets	10,974	111,350	585	—	122,909
Intercompany investments and advances	2,847,614	2,696,168	(101,106)	(5,442,676)	—

Total assets	$3,383,803	$11,948,943	$2,659,646	$(5,442,676)	$12,549,716

Current liabilities:
Accounts payable	$—	$7,556,112	$95,343	$—	$7,651,455
Accrued expenses and other	(272,022)	510,445	13,168	—	251,591
Current portion of long-term debt	—	346	349	—	695
Deferred income taxes	—	575,641	(1,276)	—	574,365

Total current liabilities	(272,022)	8,642,544	107,584	—	8,478,106

Long-term debt, net of current portion	897,129	569	261,653	—	1,159,351
Other liabilities	—	149,503	4,060	—	153,563

Total stockholders’ equity	2,758,696	3,156,327	2,286,349	(5,442,676)	2,758,696

Total liabilities and stockholders’ equity	$3,383,803	$11,948,943	$2,659,646	$(5,442,676)	$12,549,716

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$719,570	$100,623	$57,921	$—	$878,114
Accounts receivable, net	1,276	1,280,346	2,198,645	—	3,480,267
Merchandise inventories	—	4,076,697	135,078	—	4,211,775
Prepaid expenses and other	47	53,418	2,449	—	55,914
Assets held for sale	—	43,691	—	—	43,691

Total current assets	720,893	5,554,775	2,394,093	—	8,669,761

Property and equipment, net	—	525,444	26,715	—	552,159
Goodwill and other intangible assets	—	2,738,998	136,368	—	2,875,366
Other assets	12,302	106,627	1,571	—	120,500
Intercompany investments and advances	2,540,391	3,077,109	403,388	(6,020,888)	—

Total assets	$3,273,586	$12,002,953	$2,962,135	$(6,020,888)	$12,217,786

Current liabilities:
Accounts payable	$—	$7,164,839	$161,741	$—	$7,326,580
Accrued expenses and other	(333,344)	593,403	10,764	—	270,823
Current portion of long-term debt	—	—	1,719	—	1,719
Deferred income taxes	—	551,984	(1,276)	—	550,708
Liabilities held for sale	—	17,759	—	—	17,759

Total current liabilities	(333,344)	8,327,985	172,948	—	8,167,589

Long-term debt, net of current portion	896,885	—	290,527	—	1,187,412
Other liabilities	—	147,052	5,688	—	152,740

Total stockholders’ equity	2,710,045	3,527,916	2,492,972	(6,020,888)	2,710,045

Total liabilities and stockholders’ equity	$3,273,586	$12,002,953	$2,962,135	$(6,020,888)	$12,217,786

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Operating revenue	$—	$16,595,634	$337,156	$—	$16,932,790
Bulk deliveries to customer warehouses	—	378,861	—	—	378,861

Total revenue	—	16,974,495	337,156	—	17,311,651
Cost of goods sold	—	16,437,775	321,405	—	16,759,180

Gross profit	—	536,720	15,751	—	552,471

Operating expenses:
Distribution, selling and administrative	—	294,587	(14,078)	—	280,509
Depreciation	—	14,922	685	—	15,607
Amortization	—	3,149	678	—	3,827
Facility consolidations, employee severance and other	—	4,262	—	—	4,262

Operating income	—	219,800	28,466	—	248,266
Other loss	—	503	1	—	504
Interest (income) expense, net	(890)	12,389	3,022	—	14,521

Income from continuing operations before income taxes and equity in earnings of subsidiaries	890	206,908	25,443	—	233,241
Income taxes	311	80,172	8,716	—	89,199

Income from continuing operations	579	126,736	16,727	—	144,042
Loss from discontinued operations	—	(655)	—	—	(655)
Equity in earnings of subsidiaries	142,808	—	—	(142,808)	—

Net income	$143,387	$126,081	$16,727	$(142,808)	$143,387

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Operating revenue	$—	$16,755,497	$448,122	$—	$17,203,619
Bulk deliveries to customer warehouses	—	552,216	3	—	552,219

Total revenue	—	17,307,713	448,125	—	17,755,838
Cost of goods sold	—	16,792,441	426,109	—	17,218,550

Gross profit	—	515,272	22,016	—	537,288

Operating expenses:
Distribution, selling and administrative	—	293,055	(13,519)	—	279,536
Depreciation	—	16,211	678	—	16,889
Amortization	—	3,608	870	—	4,478
Facility consolidations, employee severance and other	—	1,384	—	—	1,384

Operating income	—	201,014	33,987	—	235,001
Other (income) loss	—	(999)	7	—	(992)
Interest (income) expense, net	(4,288)	16,194	6,795	—	18,701

Income from continuing operations before income taxes and equity in earnings of subsidiaries	4,288	185,819	27,185	—	217,292
Income taxes	1,501	72,752	10,211	—	84,464

Income from continuing operations	2,787	113,067	16,974	—	132,828
Income from discontinued operations	—	1,024	—		1,024
Equity in earnings of subsidiaries	131,065	—	—	(131,065)	—

Net income	$133,852	$114,091	$16,974	$(131,065)	$133,852

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Operating revenue	$—	$33,112,932	$700,936	$—	$33,813,868
Bulk deliveries to customer warehouses	—	836,160	—	—	836,160

Total revenue	—	33,949,092	700,936	—	34,650,028
Cost of goods sold	—	32,940,994	666,715	—	33,607,709

Gross profit	—	1,008,098	34,221	—	1,042,319

Operating expenses:
Distribution, selling and administrative	—	579,433	(26,898)	—	552,535
Depreciation	—	29,271	1,389	—	30,660
Amortization	—	6,295	1,388	—	7,683
Facility consolidations, employee severance and other	—	5,291	—	—	5,291

Operating income	—	387,808	58,342	—	446,150
Other loss	—	932	1	—	933
Interest (income) expense, net	(3,061)	24,843	6,922	—	28,704

Income from continuing operations before income taxes and equity in earnings of subsidiaries	3,061	362,033	51,419	—	416,513
Income taxes	1,071	140,873	17,998	—	159,942

Income from continuing operations	1,990	221,160	33,421	—	256,571
Loss from discontinued operations	—	(2,128)	—	—	(2,128)
Equity in earnings of subsidiaries	252,453	—	—	(252,453)	—

Net income	$254,443	$219,032	$33,421	$(252,453)	$254,443

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Operating revenue	$—	$32,425,607	$923,907	$—	$33,349,514
Bulk deliveries to customer warehouses	—	1,685,701	6	—	1,685,707

Total revenue	—	34,111,308	923,913	—	35,035,221
Cost of goods sold		33,133,999	879,718	—	34,013,717

Gross profit	—	977,309	44,195	—	1,021,504

Operating expenses:
Distribution, selling and administrative	—	574,336	(24,030)	—	550,306
Depreciation	—	31,557	1,401	—	32,958
Amortization	—	7,269	1,766	—	9,035
Facility consolidations, employee severance and other	—	1,561	—	—	1,561

Operating income	—	362,586	65,058	—	427,644
Other income	—	(255)	—	—	(255)
Interest (income) expense, net	(8,503)	30,719	12,899	—	35,115

Income from continuing operations before income taxes and equity in earnings of subsidiaries	8,503	332,122	52,159	—	392,784
Income taxes	2,976	129,537	19,034	—	151,547

Income from continuing operations	5,527	202,585	33,125	—	241,237
Income from discontinued operations	—	2,435	—	—	2,435
Equity in earnings of subsidiaries	238,145	—	—	(238,145)	—

Net income	$243,672	$205,020	$33,125	$(238,145)	$243,672

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$254,443	$219,032	$33,421	$(252,453)	$254,443
Loss from discontinued operations	—	2,128	—	—	2,128

Income from continuing operations	254,443	221,160	33,421	(252,453)	256,571
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities	(188,879)	11,244	(298,065)	252,453	(223,247)

Net cash provided by (used in) operating activities — continuing operations	65,564	232,404	(264,644)	—	33,324
Net cash used in operating activities — discontinued operations	—	(906)	—	—	(906)

Net cash provided by (used in) operating activities	65,564	231,498	(264,644)	—	32,418

Capital expenditures	—	(62,911)	(5,676)	—	(68,587)
Proceeds from the sale of PMSI	—	14,936	—	—	14,936

Net cash used in investing activities — continuing operations	—	(47,975)	(5,676)	—	(53,651)
Net cash used in investing activities — discontinued operations	—	(1,138)	—	—	(1,138)

Net cash used in investing activities	—	(49,113)	(5,676)	—	(54,789)

Net borrowings under revolving and securitization credit facilities	—	—	8,298	—	8,298
Deferred financing costs and other	(2,890)	601	(161)	—	(2,450)
Purchases of common stock	(179,879)	—	—	—	(179,879)
Exercise of stock options, including excess tax benefit	4,415	—	—	—	4,415
Cash dividends on common stock	(30,798)	—	—	—	(30,798)
Intercompany financing and advances	(51,166)	(203,237)	254,403	—	—

Net cash (used in) provided by financing activities — continuing operations	(260,318)	(202,636)	262,540	—	(200,414)
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash (used in) provided by financing activities	(260,318)	(202,636)	262,540	—	(200,414)

Decrease in cash and cash equivalents equivalents	(194,754)	(20,251)	(7,780)	—	(222,785)
Cash and cash equivalents at beginning of period	719,570	100,623	57,921	—	878,114

Cash and cash equivalents at end of period	$524,816	$80,372	$50,141	$—	$655,329

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$243,672	$205,020	$33,125	$(238,145)	$243,672
Income from discontinued operations	—	(2,435)	—	—	(2,435)

Income from continuing operations	243,672	202,585	33,125	(238,145)	241,237
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities	(262,792)	21,043	(152,902)	238,145	(156,506)

Net cash (used in) provided by operating activities — continuing operations	(19,120)	223,628	(119,777)	—	84,731
Net cash provided by operating activities — discontinued operations	—	7,552	—	—	7,552

Net cash (used in) provided by operating activities	(19,120)	231,180	(119,777)	—	92,283

Capital expenditures	—	(50,466)	(3,683)	—	(54,149)
Cost of acquired company, net of cash acquired	—	(162,207)	—	—	(162,207)
Other	—	126	22	—	148
Net sales of investment securities available-for-sale	467,419	—	—	—	467,419

Net cash provided by (used in) investing activities — continuing operations	467,419	(212,547)	(3,661)	—	251,211
Net cash used in investing activities — discontinued operations	—	(876)	—	—	(876)

Net cash provided by (used in) investing activities	467,419	(213,423)	(3,661)	—	250,335

Net borrowings under revolving and securitization credit facilities	—	—	7,077	—	7,077
Other	(468)	(271)	—	—	(739)
Purchases of common stock	(395,175)	—	—	—	(395,175)
Exercise of stock options, including excess tax benefit	22,196	—	—	—	22,196
Cash dividends on common stock	(24,659)	—	—	—	(24,659)
Intercompany financing and advances	(116,159)	7,340	108,819	—	—

Net cash (used in) provided by financing activities — continuing operations	(514,265)	7,069	115,896	—	(391,300)
Net cash used in financing activities — discontinued operations	—	(162)	—	—	(162)

Net cash (used in) provided by financing activities	(514,265)	6,907	115,896	—	(391,462)

(Decrease) increase in cash and cash equivalents	(65,966)	24,664	(7,542)	—	(48,844)
Cash and cash equivalents at beginning of period	500,246	58,259	81,699	—	640,204

Cash and cash equivalents at end of period	$434,280	$82,923	$74,157	$—	$591,360

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
The Company sold PMSI for approximately $34 million, which is subject to a final working capital adjustment, and which includes a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010, if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of LIBOR plus 4% (not to exceed 8%), will be payable in cash on a quarterly basis, if PMSI achieves a defined minimum fixed charge coverage ratio, or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the subordinated note due from PMSI on the maturity date of the note.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations
AmerisourceBergen Corporation
Summary Financial Information

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	Change

Total revenue	$17,311,651	$17,755,838	(2.5)%

Total gross profit	$552,471	$537,288	2.8%

Pharmaceutical Distribution operating income	$252,528	$236,385	6.8%
Facility consolidations, employee severance and other	(4,262)	(1,384)	N/M

Total operating income	$248,266	$235,001	5.6%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	3.19%	3.03%
Operating expenses	1.73%	1.69%
Operating income	1.46%	1.33%

AmerisourceBergen Corporation
Gross profit	3.19%	3.03%
Operating expenses	1.76%	1.70%
Operating income	1.43%	1.32%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
AmerisourceBergen Corporation
Summary Financial Information

	Six Months Ended March 31,
(dollars in thousands)	2009	2008	Change

Total revenue	$34,650,028	$35,035,221	(1.1)%

Pharmaceutical Distribution gross profit	$1,042,319	$1,019,919	2.2%
Gain on antitrust litigation settlements	—	1,585	N/M

Total gross profit	$1,042,319	$1,021,504	2.0%

Pharmaceutical Distribution operating income	$451,441	$427,620	5.6%
Facility consolidations, employee severance and other	(5,291)	(1,561)	N/M
Gain on antitrust litigation settlements	—	1,585	N/M

Total operating income	$446,150	$427,644	4.3%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	3.01%	2.91%
Operating expenses	1.71%	1.69%
Operating income	1.30%	1.22%

AmerisourceBergen Corporation
Gross profit	3.01%	2.92%
Operating expenses	1.72%	1.70%
Operating income	1.29%	1.22%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Operating Results
Total revenue of $17.3 billion in the quarter ended March 31, 2009, which includes bulk deliveries to customer warehouses, decreased 2.5% from the prior year quarter. This decline was primarily due to the July 1, 2008 loss of certain business (approximately $3.0 billion on an annualized basis) with a national retail drug chain customer and the impact of having one less business day in the quarter as compared to the prior year quarter. Excluding the loss of the above-mentioned business and the impact of one less business day in the current year quarter, total revenue in the quarter ended March 31, 2009 would have increased by approximately 3% from the prior year quarter. During the quarter ended March 31, 2009, 68% of total revenue was from sales to institutional customers and 32% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 66% institutional and 34% retail. Sales to institutional customers increased 3% in the quarter ended March 31, 2009 primarily due to the 8% growth in ABSG. Sales to retail customers decreased 10% in the quarter ended March 31, 2009 primarily due to the loss of the above-mentioned national chain business. Total revenue of $34.7 billion in the six months ended March 31, 2009 decreased 1% from the prior year period due to the 2% decline of ABDC’s revenue, offset, in part, by a 7% increase in ABSG’s revenue.
Bulk deliveries of $378.9 million and $836.2 million in the quarter and six months ended March 31, 2009 decreased 31% and 50%, respectively, from the prior year periods. These declines were due to the prior fiscal year transition of a significant amount of business previously conducted on a bulk delivery basis with our largest customer to an operating revenue basis. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on our cash flows due to favorable timing between the customer payments to us and payments by us to our suppliers.
ABDC’s total revenue decreased by 4% and 2% from the prior year quarter and six month period primarily due to the loss of certain business with a large retail drug chain customer, as mentioned above. ABDC’s total revenue in the quarter and six months ended March 31, 2009 was also impacted by having one less business day in comparison to the prior year periods.
ABSG’s total revenue of $3.7 billion and $7.5 billion in the quarter and six months ended March 31, 2009 increased 8% and 7%, respectively, from the prior year periods due to good growth broadly across its distribution and services businesses, offset, in part, by declining anemia drug sales (see paragraph below). The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes to this service channel could result in slower or reduced growth in revenues.
Revenue related to the distribution of anemia-related products, which represented approximately 5% of total revenue in the quarter ended March 31, 2009, decreased approximately 12% from the prior year quarter. The decline in sales of anemia-related products has been most pronounced in the use of these products for cancer treatment. Sales of oncology-related anemia products represented approximately 1.7% of total revenue in the quarter ended March 31, 2009 and decreased approximately 30% from the prior year quarter. Several developments have contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with kidney failure and dialysis, and changes in regulatory and clinical medical guidelines for recommended dosage and use. As a result, oncology-related anemia drug sales have continued to decline further in fiscal 2009 from our fiscal 2008 total. In addition, the U.S. Food and Drug Administration (“FDA”) is continuing to review clinical study data concerning the possible risks associated with certain anemia products and on July 30, 2008, the Centers for Medicare & Medicaid Services (“CMS”) announced it is considering a review of national Medicare coverage policy for these drugs for patients who have cancer or pre-dialysis chronic kidney disease. The FDA or CMS may take additional action regarding the use, safety labeling and/or Medicare coverage of these drugs in the future. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payors, including federal and state governments and private insurance plans. Our future revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We continue to expect that our total revenue growth in fiscal 2009 will be between 1% and 3%, with ABDC growing between 0% and 2% and ABSG growing between 5% and 7% for the fiscal year. ABDC revenue growth is expected to be higher in the second-half of fiscal 2009 compared to the first-half due to the anniversary of the national retail drug chain customer loss described above and the addition of several new customers in the second half of fiscal 2009. The expected growth also reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as recently estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to contract between 1% and 2% in 2009 and are expected to be flat over the five-year period ending 2013 due to continued brand to generic conversions as well as the economic slowdown in the United States in 2009. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals will grow faster than the overall market. Our future revenue growth will continue to be affected by various factors such as: industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in Federal government rules and regulations.
Gross profit of $552.5 million in the quarter ended March 31, 2009 increased 3% from the prior year quarter. As a percentage of total revenue, gross profit in the quarter ended March 31, 2009 was 3.19%, an increase of 16 basis points from the prior year quarter. These increases were primarily due to the strong growth and increased profitability of our generic programs (with generic revenue increasing by 11% in comparison to the prior year quarter), increased contributions from our fee-for-service agreements, and ABSG’s 8% growth at higher profit margins than ABDC. All of these positive factors combined to more than offset normal competitive pressures on customer margins in the current year quarter. Gross profit in the current year quarter benefited from a settlement of $1.8 million with a former customer. Gross profit in the prior year quarter benefited from a gain of $3.2 million relating to a favorable litigation settlement with a former customer and a $2.4 million gain resulting from a settlement of disputes that ABSG had with a vaccine manufacturer. Gross profit of $1.0 billion in the six months ended March 31, 2009 increased 2% from the prior year period. As a percentage of total revenue, gross profit in the six months ended March 31, 2009 was 3.01%, an increase of 9 basis points from the prior year period. These increases were primarily due to the strong growth and increased profitability of our generic programs, increased contributions from our fee-for-service agreements, including $10.2 million of fees relating to prior period sales due to the execution of new agreements in the quarter ended December 31, 2008, and good growth from ABSG’s businesses, all of which were partially offset by ABSG’s $12.7 million loss on its influenza vaccine program, which included a $15.5 million write-down of excess influenza vaccine inventory. The gross profit in the prior year six month period benefited from a gain of $13.2 million relating to favorable litigation settlements with a former customer and a major competitor. Additionally, in the prior year six month period, we recognized a gain of $1.6 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain, which was excluded from the determination of Pharmaceutical Distribution segment’s gross profit, was recorded as reduction to cost of goods sold.
Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $11.6 million and $9.6 million in the quarters ended March 31, 2009 and 2008, respectively. Our LIFO charge was $16.6 million and $12.7 million in the six months ended March 31, 2009 and 2008, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.
Operating expenses of $304.2 million and $596.2 million in the quarter and six months ended March 31, 2009, which include facility consolidations, employee severance and other charges of $4.3 million and $5.3 million, respectively, as described below, were relatively flat in comparison to the prior year periods, despite the significant investments made in our Business Transformation project, which includes a new enterprise resource planning (“ERP”) platform. When compared to the prior year quarter and six month periods, our Business Transformation expenses increased by $9.1 million and $18.3 million, respectively. We have been able to offset these incremental costs by reducing our warehouse operating costs from continuing productivity improvements and by streamlining our organizational structures within ABDC and ABSG, as a result of our cE2 initiative described below. Operating expenses in the quarters ended March 31, 2009 and 2008 included certain asset impairment charges totaling $4.1 million and $4.7 million, respectively. As a percentage of total revenue, operating expenses were 1.76% and 1.72% in the quarter and six months ended March 31, 2009. These percentages were slightly higher than the percentages in the prior year periods due to the declines in total revenue as operating expense dollars were relatively flat compared to the prior year periods, as noted above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following table illustrates the charges incurred relating to facility consolidations, employee severance and other, (which are excluded from the operating expenses of the Pharmaceutical Distribution segment), for the quarter and six months ended March 31, 2009 and 2008 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008

Facility consolidations and employee severance	$4,262	$246	$5,291	$(512)
Costs related to business divestitures	—	1,138	—	2,073

Total facility consolidations, employee severance and other	$4,262	$1,384	$5,291	$1,561

In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we continue to reduce various operating costs and terminate certain positions. During the six months ended March 31, 2009, we terminated 183 employees and incurred $2.9 million of employee severance costs. Additionally, during the three months ended March 31, 2009, we recorded $2.2 million of additional expense relating to the Bergen Brunswig Matter as described in Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements. During the six months ended March 31, 2008, we reversed $1.0 million of employee severance charges previously estimated and recorded relating to a prior integration plan. Costs related to business divestitures in the quarter and six months ended March 31, 2008 related to the sale of our former workers’ compensation business, PMSI.
We paid a total of $12.3 million and $2.2 million for employee severance, lease cancellation and other costs during the six months ended March 31, 2009 and 2008, respectively. Employees receive their severance benefits over a period, generally not in excess of 12 months, or in the form of a lump-sum payment.
Operating income of $248.3 million and $446.2 million in the quarter and six months ended March 31, 2009 increased 6% and 4%, respectively, from the prior year periods. As a percentage of total revenue, operating income in the quarter and six months ended March 31, 2009 increased 11 basis points and 7 basis points, respectively, from the prior year periods. These increases were due to our gross profit growth as operating expenses were relatively flat in comparison to the prior year periods.
The costs of facility consolidations, employee severance and other, and the gain on antitrust litigation settlements had the following net effects on operating income as a percentage of total revenue:
•	Quarter ended March 31, 2009 — decreased operating income as a percentage of total revenue by 3 basis points.
•	Quarter ended March 31, 2008 — decreased operating income as a percentage of total revenue by 1 basis point.
•	Six months ended March 31, 2009 — decreased operating income as a percentage of total revenue by 1 basis point.
•	Six months ended March 31, 2008 — had no impact on operating income as a percentage of total revenue.
Interest expense, interest income, and the respective weighted-average interest rates in the quarters ended March 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$15,900	4.83%	$20,347	5.60%
Interest income	(1,379)	1.03%	(1,646)	3.68%

Interest expense, net	$14,521		$18,701

Interest expense decreased from the prior year quarter due to a decrease of $169.6 million in average borrowings and a decrease in the weighted-average variable interest rate on borrowings under our revolving credit facilities to 1.99% from 5.29% in the prior year quarter. Interest income decreased from the prior year quarter primarily due to a decline in the weighted-average interest rate, offset, in part, by an increase in average invested cash of $113.5 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Interest expense, interest income, and the respective weighted-average interest rates in the six months ended March 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$32,262	5.06%	$40,582	5.66%
Interest income	(3,558)	1.76%	(5,467)	4.19%

Interest expense, net	$28,704		$35,115

Interest expense decreased from the prior year six month period due to a decrease of $126.2 million in average borrowings and a decrease in the weighted-average variable interest rate on borrowings under our revolving credit facilities to 2.82% from 5.43% in the prior year period. Interest income decreased from the prior year six month period primarily due to a decline in the weighted-average interest rate, offset, in part, by an increase in average invested cash of $88.7 million. Our net interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates and strategic decisions made by us to deploy our invested cash and short-term investments.
Income taxes reflect an effective income tax rate of 38.2% in the quarter ended March 31, 2009, versus 38.9% in the prior year quarter. Income taxes reflect an effective income tax rate of 38.4% in the six months ended March 31, 2009, versus 38.6% in the prior year period. We expect that our effective tax rate in fiscal 2009 will be approximately 38.4%.
Income from continuing operations of $144.0 million in the quarter ended March 31, 2009 increased 8% from the prior year quarter due to the increase in operating income, the decrease in interest expense, and the reduction in the effective income tax rate. Diluted earnings per share from continuing operations of $0.95 in the quarter ended March 31, 2009 increased 17% from $0.81 per share in the prior year quarter. Income from continuing operations of $256.6 million in the six months ended March 31, 2009 increased 6% from the prior year period due to the increase in operating income and the decrease in interest expense. Diluted earnings per share from continuing operations of $1.67 in the six months ended March 31, 2009 increased 14% from $1.46 per share in the prior year period. The difference between diluted earnings per share growth and the increase in income from continuing operations for the quarter and six months ended March 31, 2009 was primarily due to the 7% reduction in weighted average common shares outstanding in both periods primarily from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.
(Loss) income from discontinued operations, net of income taxes, for the quarter ended March 31, 2008 and for the six months ended March 31, 2009 and 2008 primarily related to the PMSI business, which was sold in October 2008. Accordingly, PMSI’s results of operations have been classified as discontinued for the current and prior periods presented. Additionally, the quarter and six months ended March 31, 2009 included a charge of $0.7 million related to a July 2005 business disposition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity and Capital Resources
The following table illustrates the Company’s debt structure at March 31, 2009, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability

Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,909	$—
$500,000, 5 7/8% senior notes due 2015	498,220	—
Other	1,417	—

Total fixed-rate debt	898,546	—

Variable-Rate Debt:
Blanco revolving credit facility due 2010	55,000	—
Multi-currency revolving credit facility due 2011	206,500	476,454
Receivables securitization facility due 2010	—	975,000
Other	—	1,440

Total variable-rate debt	261,500	1,452,894

Total debt, including current portion	$1,160,046	$1,452,894

Along with its cash balances, the Company’s aggregate availability under its revolving credit facilities and its receivables securitization facility provides sufficient sources of capital to fund the Company’s working capital requirements.
The Company has a $695 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. (This amount reflects the reduction of $55 million in availability under the facility as a result of the bankruptcy of Lehman Commercial Paper, Inc. in September 2008). Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2009). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at March 31, 2009). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
The Company had a $975 million receivables securitization facility (“Receivables Securitization Facility”) at March 31, 2009, of which $181.2 million was due to expire in June 2009 and $793.8 million was due to expire in November 2009. In April 2009, the Company amended this facility, electing to reduce the amount available under the facility to $700 million and extending the expiration date to April 2010. The Company continues to have available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The Company pays a commitment fee to maintain the availability under the Receivables Securitization Facility. The program fee and the commitment fee, on average, were 53 basis points and 20 basis points, respectively, at March 31, 2009. In connection with the April 2009 amendment, the program fee and the commitment fee were raised to 150 basis points and 75 basis points, respectively.
In April 2009, the Company amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2010. Borrowings under the Blanco Credit Facility are guaranteed by the Company. In connection with the April 2009 amendment, interest on borrowings under this facility increased from 55 basis points over LIBOR to 200 basis points over LIBOR. Additionally, the Company would be required to pay quarterly facility fees of 50 basis points on any unused portion of the facility.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In connection with the above April 2009 amendments, the Company’s borrowing rates were increased due to current credit market conditions.
The Company’s operating results have generated cash flow, which, together with availability under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt, dividends, and repurchases of shares of the Company’s common stock.
Recent deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers. In addition, volatility in financial markets may also negatively impact our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us as required could adversely affect our revenue growth, our profitability, and our cash flow from operations.
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
The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of its common stock, finance acquisitions, and fund capital expenditures (including our Business Transformation project) and routine growth and expansion through new business opportunities. In November 2008, the Company’s board of directors approved a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. The Company expects to purchase approximately $350 million of its common stock in fiscal 2009 subject to expected cash generation and market conditions. During the six months ended March 31, 2009, the Company purchased $179.9 million of its common stock, of which $161.8 million was purchased under the above-mentioned $500 million share repurchase program and $18.1 million was purchased to close out the May 2007 share repurchase program. As of March 31, 2009, the Company had approximately $338.3 million of availability remaining on its $500 million share repurchase program. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.
The Company’s most significant market risk is the effect of fluctuations in interest rates. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. The Company also has market risk exposure relating to its cash and cash equivalents and its short-term investment securities available-for-sale. At March 31, 2009, the Company had $261.5 million of variable-rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at March 31, 2009.
The Company had $655.3 million in cash and cash equivalents at March 31, 2009. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.
The Company is exposed to foreign currency and exchange rate risk from its non-U.S. operations. The Company’s largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. The Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company had no foreign currency denominated forward contracts at March 31, 2009. The Company may use derivative instruments to hedge its foreign currency exposure and not for speculative or trading purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at March 31, 2009 (in thousands):

	Payments Due by Period
		Within 1	1-3	4-5	After 5
	Total	year	years	years	years

Debt, including interest payments	$1,433,809	$53,422	$366,324	$470,000	$544,063

Operating leases	245,723	58,495	81,724	37,690	67,814

Other commitments	913,772	191,099	398,040	241,005	83,628

Total	$2,593,304	303,016	846,088	748,695	695,505

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $327.1 million as of March 31, 2009. These influenza vaccine commitments are included in “Other commitments” in the above table.
The Company has commitments to purchase blood products from suppliers through December 31, 2012. The Company is required to purchase quantities at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $399.7 million as of March 31, 2009. These blood product commitments are included in “Other commitments” in the above table.
The Company has outsourced to IBM Global Services (“IBM”) a significant portion of its corporate and ABDC information technology activities and, during the quarter ended March 31, 2009, expanded and amended its relationship by engaging IBM to provide assistance with the implementation of the Company’s new enterprise resource planning (“ERP”) platform. The remaining commitment under the Company’s ten-year arrangement, as amended, which expires in June 2015, is approximately $160.1 million and is included in “Other commitments” in the above table.
During the six months ended March 31, 2009, the Company’s operating activities provided $32.4 million of cash in comparison to cash provided of $92.3 million in the prior year period. Cash provided by operations during the six months ended March 31, 2009 was principally the result of income from continuing operations of $256.6 million, an increase in accounts payable, accrued expenses and income taxes of $322.3 million, and non-cash items of $106.7 million, primarily offset by an increase in merchandise inventories of $385.2 million and an increase in accounts receivable of $290.2 million. Although accounts receivable increased by 7% during the six month period due to a 9% increase in sales in the month of March 2009 compared to sales in the month of September 2008, the average number of days sales outstanding during the six months ended March 31, 2009 decreased by one-half day from the prior year six month period. The decline in average days sales outstanding was primarily due to favorable customer mix within ABDC. Merchandise inventories increased by 9% during the six month period due to timing and normal seasonal increases as the average number of inventory days on hand in the six months ended March 31, 2009 was essentially the same as the prior year period. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories. Operating cash uses during the six months ended March 31, 2009 included $28.9 million in interest payments and $114.3 million of income tax payments, net of refunds.
During the six months ended March 31, 2008, the Company’s operating activities provided $92.3 million of cash as compared to cash provided of $710.8 million in the prior-year period. Cash provided by operations during the six months ended March 31, 2008 was principally the result of income from continuing operations of $241.2 million, an increase in accounts payable, accrued expenses and income taxes of $142.0 million, and non-cash items of $106.1 million, offset, in part, by increases in merchandise inventories of $316.3 million and accounts receivable of $87.1 million. The increase in accounts payable was less than the increase in revenue growth primarily due to the reversal of favorable timing of payments to our suppliers at September 30, 2007. Although merchandise inventories increased, the average number of inventory days on hand in the six months ended March 31, 2008 decreased by 2 days in comparison to the prior year period. Days sales outstanding were reduced by nearly 1 day to 18.8 days in the six months ended March 31, 2008 in comparison to the prior year period as ABDC, which has lower days sales outstanding, grew faster than ABSG and due to the Long-Term Care divestiture in fiscal 2007. Operating cash uses during the six months ended March 31, 2008 included $35.9 million in interest payments and $132.7 million of income tax payments, net of refunds.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Capital expenditures for the six months ended March 31, 2009 were $68.6 million and related principally to our Business Transformation project, which includes a new ERP platform that will be implemented in ABDC and our corporate office, and improvements made to our operating facilities. The Company estimates that it will spend approximately $140 million for capital expenditures during fiscal 2009.
Capital expenditures for the six months ended March 31, 2008 were $54.1 million and related principally to the expansion of our ABPG production facility in Rockford, Illinois, investments in warehouse expansions and improvements, information technology, and warehouse automation.
In October 2008, the Company sold PMSI for approximately $34 million, which is subject to a final working capital adjustment. The Company received cash totaling $14.9 million and a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date.
In October 2007, the Company acquired Bellco Health, a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of $20.7 million of cash acquired.
Net cash provided by investing activities in the six months ended March 31, 2008 included purchases and sales of short-term investment securities. Net proceeds relating to these investment activities in the six months ended March 31, 2008 were $467.4 million. These short-term investment securities primarily consisted of tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income.
During the six months ended March 31, 2009, the Company purchased 5.5 million shares of its common stock for a total of $179.9 million. During the six months ended March 31, 2008, the Company purchased 9.0 million shares of its common stock for a total of $395.2 million.
In November 2008, the Company’s board of directors increased the quarterly dividend by 33%. During the six months ended March 31, 2009 and 2008, the Company paid cash dividends totaling $30.8 million and $24.7 million, respectively. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Recently Issued Financial Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB Staff Position 157-2 delayed the effective date of the application of SFAS 157 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to the beginning of an entity’s fiscal year that begins after November 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. Nonrecurring nonfinancial assets and liabilities for which the Company has not applied the provisions of FAS 157 include those measured at fair value for impairment testing, such as goodwill and other intangible assets and property and equipment.
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
In the first quarter of fiscal 2009, the Company adopted SFAS 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have any impact on the Company’s financial position, results of operations or liquidity. At March 31, 2009, the Company had $524.0 million of investments in money market accounts, which were valued as level 1 investments. The adoption of this standard in fiscal 2010 as it relates to the Company’s nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the goodwill acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS No. 141R also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The Company is currently evaluating the impact of adopting SFAS No. 141R and FSP No. FAS 141R-1.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 requires entities to provide disclosure of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized at fair value in the balance sheet, in interim reporting periods. Prior to the issuance of FSP No. FAS 107-1 and APB 28-1, such disclosures were required only in annual reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP No. FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company will provide the required disclosures beginning in its Quarterly Report on Form 10-Q for the period ending June 30, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Forward-Looking Statements
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; changes in U.S. legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceuticals we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; significant breakdown or interruption of our information technology systems; our inability to implement an enterprise resource planning (ERP) system to handle business and financial processes within AmerisourceBergen Drug Corporation’s operations and our corporate functions without operating problems and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain adequate liquidity and financing sources; continued volatility and further deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

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
The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended March 31, 2009 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 1A. Risk Factors
The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 included a detailed discussion of our risk factors under Part I, “Item 1A — Risk Factors.” The information presented below sets forth material changes from the risk factors described in the 2008 Form 10-K and should be read in conjunction with the risk factors and information described in the 2008 Form 10-K and the Company’s filings with the SEC since the date of the 2008 Form 10-K.
Changes to the United States healthcare environment, including the impact of measures to finance reforms, may negatively impact our business and our profitability.
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

President Obama’s proposed fiscal year 2010 budget, which was released on February 26, 2009, contains a number of proposed Medicare and Medicaid policy changes as well as measures designed to finance comprehensive health care reform, such as health system savings and tax increases. One of the mechanisms proposed to increase taxes is the elimination of the last-in, first-out (LIFO) inventory method of accounting, which we currently use. Many of the proposed policy changes would require Congressional approval to implement. There can be no assurances that future revisions to Medicare or Medicaid policy changes or the impact of measures to finance reform, if enacted, will not have a material adverse effect on our business, financial condition, cash flows and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2009.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value of Shares that
	Number	Price	Part of the Publicly	May Yet Be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Programs	Programs
January 1 to January 31	1,074,800	$37.19	1,074,800	$389,834,257
February 1 to February 28	1,203,924	$36.74	1,141,300	$348,037,057
March 1 to March 31	323,380	$30.12	322,300	$338,331,537

Total	2,602,104	$36.11	2,538,400	$338,331,537

a)
In November 2008, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2009, the Company purchased 4.9 million shares under this program for $161.7 million. There is no expiration date related to this new program.

b)	Employees surrendered 62,624 shares in February and 1,080 shares in March to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of the Company was held on February 19, 2009 in Philadelphia, Pennsylvania. At the meeting, the stockholders of the Company were asked to vote upon the following matters and cast their votes as set forth below.
Election of Directors. The three nominees each were elected to a three-year term expiring in 2012 by the following vote:

Name	For	Against	Abstain
Richard C. Gozon	134,288,723	2,239,465	136,198
Michael J. Long	134,299,430	2,235,077	129,879
J. Lawrence Wilson	134,306,535	2,228,186	129,665
Directors whose term of office continued after the Annual Meeting were: Richard W. Gochnauer, Edward E. Hagenlocker, and Henry W. McGee, each of whose terms expire in 2010, and Charles H. Cotros, Jane E. Henney, M.D, and R. David Yost, each of whose terms expire in 2011.
Independent Registered Public Accountants. The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009 was satisfied by the following vote:

Nominee	For	Against	Abstain
Ernst & Young LLP	133,716,791	2,875,138	72,457
Amendments to the AmerisourceBergen Corporation 2002 Management Incentive Plan and Approval of the Plan, As Amended. The amendments to the AmerisourceBergen Corporation 2002 Management Incentive Plan, were approved by the following vote:

Plan	For	Against	Abstain
AmerisourceBergen Corporation 2002 Management Incentive Plan	105,916,381	18,949,170	236,044
AmerisourceBergen Poison Pill. The stockholder proposal to redeem the Company’s poison pill was approved by the following vote:

Item	For	Against	Abstain
Stockholder Proposal to Redeem Poison Pill	99,055,839	25,820,935	2,248,231
ITEM 6. Exhibits
(a) Exhibits:

10.1
AmerisourceBergen Corporation Management Incentive Plan, effective as of February 19, 2009 (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on February 19, 2009).

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

AMERISOURCEBERGEN CORPORATION
May 8, 2009	/s/ R. David Yost
R. David Yost
President and Chief Executive Officer

May 8, 2009	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1
AmerisourceBergen Corporation Management Incentive Plan, effective as of February 19, 2009 (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on February 19, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer