Form 10-Q
period 2009-06-30
AMERISOURCEBERGEN CORP
filed 2009-08-06
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 1-16671
AMERISOURCEBERGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-3079390

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 Morris Drive, Chesterbrook, PA	19087-5594

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2009 was 297,257,202.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands, except share and per share data)	2009	2008
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$912,924	$878,114
Accounts receivable, less allowances for returns and doubtful accounts: $374,672 at June 30, 2009 and $393,714 at September 30, 2008	3,746,643	3,480,267
Merchandise inventories	4,424,228	4,211,775
Prepaid expenses and other	54,585	55,914
Assets held for sale	—	43,691

Total current assets	9,138,380	8,669,761

Property and equipment, at cost:
Land	35,643	35,258
Buildings and improvements	290,093	281,001
Machinery, equipment and other	684,824	616,942

Total property and equipment	1,010,560	933,201
Less accumulated depreciation	(415,515)	(381,042)

Property and equipment, net	595,045	552,159

Goodwill and other intangible assets	2,855,763	2,875,366
Other assets	146,563	120,500

TOTAL ASSETS	$12,735,751	$12,217,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,700,516	$7,326,580
Accrued expenses and other	289,732	270,823
Current portion of long-term debt	710	1,719
Deferred income taxes	596,016	550,708
Liabilities held for sale	—	17,759

Total current liabilities	8,586,974	8,167,589

Long-term debt, net of current portion	1,190,225	1,187,412
Other liabilities	174,234	152,740

Stockholders’ equity:
Common stock, $0.01 par value — authorized: 600,000,000 shares; issued and outstanding: 482,051,245 shares and 297,068,151 shares at June 30, 2009, respectively, and 481,154,164 shares and 312,430,920 shares at September 30, 2008, respectively	4,821	4,812
Additional paid-in capital	3,717,371	3,689,617
Retained earnings	2,806,404	2,479,078
Accumulated other comprehensive loss	(20,983)	(16,490)
Treasury stock, at cost: 184,983,094 shares at June 30, 2009 and 168,723,244 shares at September 30, 2008	(3,723,295)	(3,446,972)

Total stockholders’ equity	2,784,318	2,710,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,735,751	$12,217,786

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Operating revenue	$17,964,847	$17,507,497	$51,778,715	$50,857,011
Bulk deliveries to customer warehouses	429,052	489,169	1,265,212	2,174,876

Total revenue	18,393,899	17,996,666	53,043,927	53,031,887
Cost of goods sold	17,874,676	17,498,621	51,482,385	51,512,338

Gross profit	519,223	498,045	1,561,542	1,519,549
Operating expenses:
Distribution, selling, and administrative	277,434	271,098	828,669	821,404
Depreciation	15,949	17,440	46,609	50,398
Amortization	3,740	4,117	11,423	13,152
Facility consolidations, employee severance and other	213	7,865	5,504	9,426
Intangible asset impairments	8,900	—	10,200	—

Operating income	212,987	197,525	659,137	625,169
Other loss	186	768	1,119	513
Interest expense, net	14,652	15,966	43,356	51,081

Income from continuing operations before income taxes	198,149	180,791	614,662	573,575
Income taxes	73,015	68,026	232,957	219,573

Income from continuing operations	125,134	112,765	381,705	354,002
Loss from discontinued operations, net of income taxes	(6,327)	(220,785)	(8,455)	(218,350)

Net income (loss)	$118,807	$(108,020)	$373,250	$135,652

Earnings per share:

Basic earnings (loss) per share:
Continuing operations	$0.42	$0.35	$1.26	$1.09
Discontinued operations	(0.02)	(0.69)	(0.03)	(0.67)

Total	$0.40	$(0.34)	$1.23	$0.42

Diluted earnings (loss) per share:
Continuing operations	$0.42	$0.35	$1.25	$1.08
Discontinued operations	(0.02)	(0.69)	(0.03)	(0.67)

Total	$0.40	$(0.34)	$1.22	$0.41

Weighted average common shares outstanding:
Basic	298,477	319,064	303,225	324,094
Diluted	300,592	322,234	305,171	327,954

Cash dividends declared per share of common stock	$0.05	$0.0375	$0.15	$0.1125
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2009	2008

OPERATING ACTIVITIES
Net income	$373,250	$135,652
Loss from discontinued operations	8,455	218,350

Income from continuing operations	381,705	354,002
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	54,847	57,916
Amortization, including amounts charged to interest expense	14,547	15,698
Provision for doubtful accounts	24,236	12,668
Provision for deferred income taxes	45,835	33,533
Share-based compensation	20,384	19,383
Loss on disposal of property and equipment	3,100	847
Other, including intangible asset impairments	7,320	(2,632)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(292,773)	(164,496)
Merchandise inventories	(222,302)	94,893
Prepaid expenses and other assets	(15,693)	14,253
Accounts payable, accrued expenses and income taxes	415,960	(223,822)
Other liabilities	526	2,330

Net cash provided by operating activities — continuing operations	437,692	214,573
Net cash (used in) provided by operating activities — discontinued operations	(7,233)	8,382

NET CASH PROVIDED BY OPERATING ACTIVITIES	430,459	222,955

INVESTING ACTIVITIES
Capital expenditures	(102,221)	(80,621)
Cost of acquired companies, net of cash acquired	(13,422)	(162,220)
Proceeds from the sale of PMSI	14,936	—
Proceeds from sales of property and equipment	32	1,417
Proceeds from the sale of other assets	—	1,176
Purchases of investment securities available-for-sale	—	(909,105)
Proceeds from sale of investment securities available-for-sale	—	1,376,524

Net cash (used in) provided by investing activities — continuing operations	(100,675)	227,171
Net cash used in investing activities — discontinued operations	(1,138)	(1,273)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(101,813)	225,898

FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	1,908,106	5,444,255
Repayments under revolving and securitization credit facilities	(1,886,558)	(5,430,493)
Purchases of common stock	(273,824)	(553,675)
Exercise of stock options, including excess tax benefits of $375 and $11,202 in fiscal 2009 and 2008, respectively	7,795	72,220
Cash dividends on common stock	(45,924)	(36,748)
Other	(3,431)	(1,373)

Net cash used in financing activities — continuing operations	(293,836)	(505,814)
Net cash used in financing activities — discontinued operations	—	(157)

NET CASH USED IN FINANCING ACTIVITIES	(293,836)	(505,971)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,810	(57,118)
Cash and cash equivalents at beginning of period	878,114	640,204

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$912,924	$583,086

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the interim periods ended June 30, 2009 and 2008 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.
On June 15, 2009, the Company effected a two-for-one stock split of its outstanding shares of common stock in the form of a 100% stock dividend to stockholders of record at the close of business on May 29, 2009. All applicable share and per-share amounts in the consolidated financial statements and related disclosures have been retroactively adjusted to reflect this stock split.
Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.
Recently Issued Financial Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB Staff Position 157-2 delayed the effective date of the application of SFAS No.157 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to the beginning of an entity’s fiscal year that begins after November 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. Nonrecurring nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value for impairment testing, such as goodwill and other intangible assets and property and equipment.
SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
In the first quarter of fiscal 2009, the Company adopted SFAS No. 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 did not have any impact on the Company’s financial position, results of operations or liquidity. At June 30, 2009, the Company had $751.0 million of investments in money market accounts, which were valued as level 1 investments. The adoption of this standard in fiscal 2010 as it relates to the Company’s nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

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
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 requires entities to provide disclosure in interim reporting periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized at fair value in the balance sheet. Prior to the issuance of FSP No. FAS 107-1 and APB 28-1, such disclosures were required only in annual reporting periods. As of June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, which was effective for interim periods ending after June 15, 2009.
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at June 30, 2009 approximate fair value. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 6) and the corresponding fair value of the debt as of June 30, 2009 were $1,190.9 million and $1,189.4 million, respectively. FSP No. FAS 107-1 and APB 28-1 do not require disclosures at initial adoption for earlier interim periods presented for comparative purposes.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued for interim and annual periods ending after June 15, 2009. The Company adopted this standard as of June 30, 2009 and considered the accounting and disclosure of events occurring after the balance sheet date through the date and time the Company’s financial statements were issued on August 6, 2009. The adoption of this standard did not have an impact on the Company’s financial position, results of operations, or liquidity.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162” to become the single source of authoritative nongovernmental U.S. GAAP; all existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
Note 2. Acquisition
On May 29, 2009, the Company acquired Innomar Strategies Inc. (“Innomar”) for a purchase price of $13.4 million, net of a working capital adjustment. Innomar is a Canadian specialty pharmaceutical services company that provides services within Canada to pharmaceutical and biotechnology companies, including: strategic consulting and access solutions, specialty logistics management, patient assistance and nursing services, and clinical research services. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $7.6 million, which was allocated to goodwill. The fair value of the intangible assets acquired of $4.6 million primarily consist of a trade name of $1.6 million and customer relationships of $2.6 million. The Company will amortize the acquired customer relationships over their weighted average life of 10 years.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Had the acquisition of Innomar been completed as of October 1, 2007, the Company’s total revenue, net income, and diluted earnings per share for the three and nine months ended June 30, 2009 and 2008 would not have been materially different from the amounts recorded for those periods.
Note 3. Discontinued Operations
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
The following table summarizes the assets and liabilities of PMSI as of September 30, 2008 (in thousands):

Assets:
Accounts receivable	$44,033
Other assets	(342)

Liabilities:
Accounts payable	14,959
Other liabilities	2,800

Net assets	$25,932

PMSI’s revenue and loss before income taxes were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$—	$97,584	$28,993	$311,576
Loss before income taxes	$—	$(196,281)	$(1,075)	$(192,248)
The Company sold PMSI for approximately $31 million, net of an estimated working capital adjustment, which includes a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010, if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of LIBOR plus 4% (not to exceed 8%), will be payable in cash on a quarterly basis, if PMSI achieves a defined minimum fixed charge coverage ratio, or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the subordinated note due from PMSI on the maturity date of the note.
The Company recorded a non-cash charge of $222.5 million as of June 30, 2008 to reduce the carrying value of PMSI. This charge, which is included in the loss from discontinued operations for the three and nine months ended June 30, 2008, was comprised of a $199.1 million write-off of PMSI’s goodwill and a $23.4 million charge to record the Company’s loss on the sale of PMSI. The tax benefit recorded in connection with the above charge was minimal, as the loss on the sale of PMSI will be treated as a capital loss for income tax purposes, and the Company does not have any significant capital gains to offset the capital loss.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Loss from discontinued operations, net of income taxes, for the three and nine months ended June 30, 2009 included an estimated PMSI working capital adjustment of $2.8 million and a charge of $3.6 million and $4.3 million, respectively, related to a prior period business disposition.
Note 4. Income Taxes
The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2006 and subsequent years remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS is currently examining the Company’s tax returns for fiscal 2006 and 2007. In Canada, the Company is currently under examination for fiscal years 2005 through 2008.
The Company has unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements. During the nine months ended June 30, 2009, unrecognized tax benefits increased by $4.1 million, primarily due to an increase in federal and state tax positions. As of June 30, 2009, the Company had unrecognized tax benefits of $53.5 million ($38.7 million, net of federal benefit). Included in this amount is $16.1 million of interest and penalties, which the Company records in income tax expense.
If recognized, net of federal benefit, $36.8 million of the Company’s unrecognized tax benefit would reduce income tax expense and the effective tax rate. Also, if recognized, net of federal benefit, $1.9 million of the Company’s unrecognized tax benefit would result in a reduction of goodwill. During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $12.4 million.
Note 5. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the nine months ended June 30, 2009 (in thousands):

Goodwill at September 30, 2008	$2,536,945

Goodwill recognized in connection with acquisition (see Note 2)	7,636

Foreign currency translation	(9,787)

Goodwill at June 30, 2009	$2,534,794

Following is a summary of other intangible assets (in thousands):

	June 30, 2009			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangibles - trade names	$242,997	$—	$242,997	$252,138	$—	$252,138

Finite-lived intangibles:
Customer relationships	120,334	(53,108)	67,226	119,521	(44,664)	74,857
Other	32,566	(21,820)	10,746	31,306	(19,880)	11,426

Total other intangible assets	$395,897	$(74,928)	$320,969	$402,965	$(64,544)	$338,421

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Due to the existence of impairment indicators at U.S. Bioservices, a specialty pharmacy company within the Company’s specialty group, the Company performed an impairment test on an intangible asset as of June 30, 2009, which resulted in an impairment charge of $8.9 million. This charge has been reflected in the Company’s results of operations for the three and nine months ended June 30, 2009.
Amortization expense for other intangible assets was $11.4 million and $13.2 million in the nine months ended June 30, 2009 and 2008, respectively. Amortization expense for other intangible assets is estimated to be $15.4 million in fiscal 2009, $15.6 million in fiscal 2010, $14.7 million in fiscal 2011, $12.5 million in fiscal 2012, $10.8 million in fiscal 2013, and $20.4 million thereafter.
Note 6. Debt
Debt consisted of the following (in thousands):

	June 30,	September 30,
	2009	2008
Blanco revolving credit facility at 2.31% and 3.04%, respectively, due 2010	$55,000	$55,000
Receivables securitization facility due 2010	—	—
Multi-currency revolving credit facility at 1.15% and 3.76%, respectively, due 2011	237,217	235,130
$400,000, 5 5/8% senior notes due 2012	398,979	398,773
$500,000, 5 7/8% senior notes due 2015	498,272	498,112
Other	1,467	2,116

Total debt	1,190,935	1,189,131
Less current portion	710	1,719

Total, net of current portion	$1,190,225	$1,187,412

The Company has a $695 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. (This amount reflects the reduction of $55 million in availability under the facility as a result of the bankruptcy of Lehman Commercial Paper, Inc. in September 2008). Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2009). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at June 30, 2009). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
In April 2009, the Company amended its receivables securitization facility (“Receivables Securitization Facility”), electing to reduce the amount available under the facility from $975 million to $700 million and extended the expiration date to April 2010. The Company continues to have available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The Company pays a commitment fee to maintain the availability under the Receivables Securitization Facility. The program fee and the commitment fee were 150 basis points and 75 basis points, respectively, at June 30, 2009.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In April 2009, the Company amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2010. Borrowings under the Blanco Credit Facility are guaranteed by the Company. In connection with the April 2009 amendment, interest on borrowings under this facility increased from 55 basis points over LIBOR to 200 basis points over LIBOR. Additionally, the Company is required to pay quarterly facility fees of 50 basis points on any unused portion of the facility. The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying balance sheet at June 30, 2009 because the Company has both the ability and intent to refinance it on a long-term basis.
Note 7. Stockholders’ Equity and Earnings Per Share
The following table illustrates comprehensive income for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$118,807	$(108,020)	$373,250	$135,652
Foreign currency translation adjustments and other	6,748	(7)	(4,493)	(2,824)

Comprehensive income (loss)	$125,555	$(108,027)	$368,757	$132,828

In November 2008, the Company’s board of directors increased the quarterly dividend by 33%. On May 19, 2009, the Company declared a two-for-one split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on June 15, 2009 to stockholders of record at the close of business on May 29, 2009. On May 19, 2009, the Company also announced that the Company’s board of directors had authorized an increase in the quarterly dividend rate by 20% to $0.06 per common stock share on a post-split basis.
In May 2007, the Company’s board of directors authorized a program allowing the Company to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. Subsequently, in November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million. During the nine months ended June 30, 2009, the Company purchased 1.2 million shares for $18.1 million to complete this program.
In November 2008, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2009, the Company purchased 14.9 million shares under this program for $255.6 million.
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, and restricted stock units.

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Weighted average common shares outstanding — basic	298,477	319,064	303,225	324,094
Effect of dilutive securities — stock options, restricted stock, and restricted stock units	2,115	3,170	1,946	3,860

Weighted average common shares outstanding — diluted	300,592	322,234	305,171	327,954

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8. Facility Consolidations, Employee Severance and Other
The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Facility consolidations and employee severance	$213	$7,798	$5,504	$7,286
Costs related to business divestitures	—	67	—	2,140

Total facility consolidations, employee severance and other	$213	$7,865	$5,504	$9,426

During fiscal 2008, the Company announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company continues to reduce various operating costs and terminate certain positions. During the nine months ended June 30, 2009, the Company terminated 197 employees and incurred $3.2 million of employee severance costs. Additionally, during the nine months ended June 30, 2009, the Company recorded $2.2 million of additional costs relating to the Bergen Brunswig Matter as described in Note 9. During the nine months ended June 30, 2008, the Company terminated 58 employees and incurred $7.6 million of employee severance costs. Additionally, during the nine months ended June 30, 2008, the Company reversed $1.0 million of employee severance charges previously estimated and recorded relating to a prior integration plan. Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.
During the three and nine months ended June 30, 2008, the Company incurred costs, primarily professional fees, related to the divestiture of its workers’ compensation business, PMSI.
The following table displays the activity in accrued expenses and other from September 30, 2008 to June 30, 2009 (in thousands):

	Employee	Lease Cancellation
	Severance	Costs and Other	Total

Balance as of September 30, 2008	$17,081	$4,356	$21,437

Expense recorded during the period	5,353	151	5,504

Payments made during the period	(13,507)	(772)	(14,279)

Balance as of June 30, 2009	$8,927	$3,735	$12,662

The lease cancellation costs and other balance set forth in the above table as of June 30, 2009 primarily consists of an accrual for information technology transition costs payable to IBM Global Services.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
RxUSA Matter
In 2001, the Company sued one of its former customers, Rx USA International, Inc. and certain related companies (“RxUSA”), seeking over $300,000 for unpaid invoices. Thereafter, RxUSA filed counterclaims alleging breach of contract claiming that it was overbilled for products by over $400,000. RxUSA also alleged violations of the federal and New York antitrust laws, tortious interference with business relations and defamation. The Federal District Court granted summary judgment for the Company on the antitrust and defamation counterclaims, but denied the motion on the breach of contract and tortious interference counterclaims. In connection with its tortious interference counterclaim, RxUSA asserted compensatory damages of $61 million plus punitive damages. The trial of the Company’s claims and RxUSA’s remaining counterclaims commenced in the United States District Court for the Eastern District of New York on January 26, 2009 and concluded on February 6, 2009. The jury returned a verdict in the Company’s favor on all claims and counterclaims in the case: rejecting RxUSA’s claims for tortious interference and breach of contract in their entirety, while finding that RxUSA breached its contract with the Company and ordering RxUSA to satisfy the unpaid invoices in the full amount claimed by the Company. The case is now in post-trial proceedings, with several matters still pending, including the Company’s motion to sanction RxUSA. On May 1, 2009, RxUSA filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and an automatic stay went into effect with respect to certain legal proceedings involving the debtor, including the proceedings in this matter. In July 2009, the U.S. Bankruptcy Court for the Eastern District of New York granted the Company’s motion for relief from the automatic stay, which will allow the post-trial proceedings to re-commence.
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
Bergen Brunswig Matter
A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Superior Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Superior Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Superior Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
from August 29, 2001. The Company recorded a charge of $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. Both the executive and the Company appealed the ruling of the Superior Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Superior Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator in accordance with the Court of Appeal’s decision of October 12, 2007. On June 10, 2008, the Plan Administrator issued a decision that the executive was entitled to receive approximately $6.9 million in supplemental retirement benefits plus interest, less the $1.9 million already paid to the executive under the Plan. The executive appealed this determination and a hearing on his appeal was held in August 2008 before a Review Official appointed by the Plan Administrator. On October 31, 2008, the Review Official issued a decision affirming in most respects the Plan Administrator’s determination of the executive’s supplemental retirement benefit. On November 17, 2008, the executive filed a motion for a Third Order in Implementation of Judgment with the Superior Court asking the court to overturn the decision of the Review Official. On March 9, 2009, the Company paid the executive approximately $5.6 million, plus interest, for the executive’s supplemental retirement benefit, as determined by the Review Official. On April 9, 2009, the Superior Court affirmed most aspects of the Review Official’s determination of decision, but held that the Review Official had abused his discretion by discounting the executive’s supplemental retirement benefit to its present value. As a result, the Superior Court held that the executive was entitled to an additional supplemental retirement benefit of approximately $6.6 million, plus interest, beyond what has already been paid by the Company. During the quarter ended March 31, 2009, the Company accrued an additional $2.2 million related to this matter. The Company believes that the Superior Court’s holding is inconsistent with the 2007 Court of Appeal decision and on May 4, 2009, filed a Notice of Appeal appealing the Superior Court’s holding. The executive also appealed the Superior Court’s holding.
Ontario Ministry of Health and Long-Term Care Civil Rebate Payment Order and Civil Complaint
On April 27, 2009, the Ontario Ministry of Health and Long-Term Care (“OMH”) notified the Company’s Canadian subsidiary, AmerisourceBergen Canada Corporation (“ABCC”), that it had entered a Rebate Payment Order requiring ABCC to pay C$5.8 million to the Ontario Ministry of Finance. OMH maintains that it has reasonable grounds to believe that ABCC accepted rebates, directly or indirectly, in violation of the Ontario Drug Interchangeability and Dispensing Fee Act. OMH at the same time announced similar rebate payment orders against other wholesalers, generic manufacturers, pharmacies and individuals. ABCC was cooperating fully with OMH prior to the entry of the Order by responding fully to requests for information and/or documents and will continue to cooperate. ABCC filed an appeal of the Order pursuant to OMH procedures in May 2009. In addition, on the same day that the Order was issued, OMH notified ABCC that it had filed a civil complaint with Health Canada (department of the Canadian government responsible for national public health) against ABCC for potential violations of the Canadian Food and Drug Act. Health Canada subsequently conducted an audit of ABCC, and ABCC has cooperated fully with Health Canada in the conduct of the audit. ABCC has not yet received a copy of such a complaint. Although ABCC believes that it has not violated the relevant statutes and regulations and has conducted its business consistent with widespread industry practices, it cannot predict the outcome of these matters.
Note 10. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the nine months ended June 30, 2008, the Company recognized a gain of $1.6 million relating to the above-mentioned class action lawsuits. The gain, which was net of attorney fees and estimated payments due to other parties, was recorded as a reduction to cost of goods sold in the Company’s consolidated statements of operations.
Other Settlements
During the nine months ended June 30, 2009, the Company recognized a gain of $1.8 million as a reduction to cost of goods sold in the Company’s consolidated statement of operations resulting from a favorable litigation settlement with a former customer.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
During the nine months ended June 30, 2008, the Company recognized a gain of $13.2 million as a reduction to cost of goods sold in the Company’s consolidated statement of operations resulting from favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor.
Note 11. Business Segment Information
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
Management evaluates reportable segment performance based on total revenue including bulk deliveries to customer warehouses. Total revenue was $18.4 billion and $18.0 billion in the three months ended June 30, 2009 and 2008, respectively, and was $53.0 billion in the nine months ended June 30, 2009 and 2008. Pharmaceutical Distribution operating income is evaluated before facility consolidations, employee severance and other; and gain on antitrust litigation settlements. All corporate office expenses are allocated to the Pharmaceutical Distribution segment.
The following table reconciles Pharmaceutical Distribution operating income to income from continuing operations before income taxes for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Pharmaceutical Distribution operating income	$213,200	$205,390	$664,641	$633,010
Facility consolidations, employee severance and other	(213)	(7,865)	(5,504)	(9,426)
Gain on antitrust litigation settlements	—	—	—	1,585

Total operating income	212,987	197,525	659,137	625,169

Other loss	186	768	1,119	513
Interest expense, net	14,652	15,966	43,356	51,081

Income from continuing operations before income taxes	$198,149	$180,791	$614,662	$573,575

Note 12. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and the 5 7/8% senior notes due September 15, 2015 (the “2015 Notes” and, together with the 2012 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2009 and September 30, 2008, statements of operations for the three and nine months ended June 30, 2009 and 2008, and statements of cash flows for the nine months ended June 30, 2009 and 2008.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In fiscal 2009, the Company reclassified the initial contribution of accounts receivable made by ABDC (a guarantor subsidiary), to the receivables special purpose entity (a non-guarantor subsidiary), from a note payable to capital on the books of the receivable special purpose entity. Additionally, the Company revised its fiscal 2008 intercompany interest charge from the Parent to one of the Guarantor Subsidiaries. As a result of the above, the Company has revised intercompany interest amounts and balances for all prior periods reported herein. These intercompany reclassifications had no impact on the Company’s consolidated financial statements.
SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$752,748	$98,325	$61,851	$—	$912,924
Accounts receivable, net	326	1,282,694	2,463,623	—	3,746,643
Merchandise inventories	—	4,308,610	115,618	—	4,424,228
Prepaid expenses and other	90	51,504	2,991	—	54,585

Total current assets	753,164	5,741,133	2,644,083	—	9,138,380

Property and equipment, net	—	565,776	29,269	—	595,045
Goodwill and other intangible assets	—	2,720,703	135,060	—	2,855,763
Other assets	10,309	134,748	1,506	—	146,563
Intercompany investments and advances	2,646,105	2,962,648	(40,763)	(5,567,990)	—

Total assets	$3,409,578	$12,125,008	$2,769,155	$(5,567,990)	$12,735,751

Current liabilities:
Accounts payable	$—	$7,551,002	$149,514	$—	$7,700,516
Accrued expenses and other	(271,991)	552,883	8,840	—	289,732
Current portion of long-term debt	—	346	364	—	710
Deferred income taxes	—	597,292	(1,276)	—	596,016

Total current liabilities	(271,991)	8,701,523	157,442	—	8,586,974

Long-term debt, net of current portion	897,251	480	292,494	—	1,190,225
Other liabilities	—	168,517	5,717	—	174,234

Total stockholders’ equity	2,784,318	3,254,488	2,313,502	(5,567,990)	2,784,318

Total liabilities and stockholders’ equity	$3,409,578	$12,125,008	$2,769,155	$(5,567,990)	$12,735,751

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating revenue	$—	$17,596,385	$368,462	$—	$17,964,847
Bulk deliveries to customer warehouses	—	429,052	—	—	429,052

Total revenue	—	18,025,437	368,462	—	18,393,899
Cost of goods sold	—	17,522,690	351,986	—	17,874,676

Gross profit	—	502,747	16,476	—	519,223
Operating expenses:
Distribution, selling and administrative	—	286,656	(9,222)	—	277,434
Depreciation	—	15,235	714	—	15,949
Amortization	—	2,993	747	—	3,740
Facility consolidations, employee severance and other	—	213	—	—	213
Intangible asset impairment	—	8,900	—	—	8,900

Operating income	—	188,750	24,237	—	212,987
Other loss	—	124	62	—	186
Interest (income) expense, net	(216)	11,773	3,095	—	14,652

Income from continuing operations before income taxes and equity in earnings of subsidiaries	216	176,853	21,080	—	198,149
Income taxes	76	65,455	7,484	—	73,015
Equity in earnings of subsidiaries	118,667	—	—	(118,667)	—

Income from continuing operations	118,807	111,398	13,596	(118,667)	125,134
Loss from discontinued operations	—	(6,327)	—	—	(6,327)

Net income	$118,807	$105,071	$13,596	$(118,667)	$118,807

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating revenue	$—	$17,051,022	$456,475	$—	$17,507,497
Bulk deliveries to customer warehouses	—	489,169	—	—	489,169

Total revenue	—	17,540,191	456,475	—	17,996,666
Cost of goods sold	—	17,064,956	433,665	—	17,498,621

Gross profit	—	475,235	22,810	—	498,045
Operating expenses:
Distribution, selling and administrative	—	283,730	(12,632)	—	271,098
Depreciation	—	16,799	641	—	17,440
Amortization	—	3,254	863	—	4,117
Facility consolidations, employee severance and other	—	7,865	—	—	7,865

Operating income	—	163,587	33,938	—	197,525
Other loss	—	768	—	—	768
Interest (income) expense, net	(163)	11,500	4,629	—	15,966

Income from continuing operations before income taxes and equity in earnings of subsidiaries	163	151,319	29,309	—	180,791
Income taxes	57	57,559	10,410	—	68,026
Equity in earnings of subsidiaries	(108,126)	—	—	108,126	—

(Loss) income from continuing operations	(108,020)	93,760	18,899	108,126	112,765
Loss from discontinued operations	—	(220,785)	—	—	(220,785)

Net (loss) income	$(108,020)	$(127,025)	$18,899	$108,126	$(108,020)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating revenue	$—	$50,709,317	$1,069,398	$—	$51,778,715
Bulk deliveries to customer warehouses	—	1,265,212	—	—	1,265,212

Total revenue	—	51,974,529	1,069,398	—	53,043,927
Cost of goods sold	—	50,463,684	1,018,701	—	51,482,385

Gross profit	—	1,510,845	50,697	—	1,561,542
Operating expenses:
Distribution, selling and administrative	—	864,789	(36,120)	—	828,669
Depreciation	—	44,506	2,103	—	46,609
Amortization	—	9,288	2,135	—	11,423
Facility consolidations, employee severance and other	—	5,504	—	—	5,504
Intangible asset impairments	—	10,200	—	—	10,200

Operating income	—	576,558	82,579	—	659,137
Other loss	—	1,056	63	—	1,119
Interest (income) expense, net	(3,277)	36,616	10,017	—	43,356

Income from continuing operations before income taxes and equity in earnings of subsidiaries	3,277	538,886	72,499	—	614,662
Income taxes	1,147	206,328	25,482	—	232,957
Equity in earnings of subsidiaries	371,120	—	—	(371,120)	—

Income from continuing operations	373,250	332,558	47,017	(371,120)	381,705
Loss from discontinued operations	—	(8,455)	—	—	(8,455)

Net income	$373,250	$324,103	$47,017	$(371,120)	$373,250

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating revenue	$—	$49,476,629	$1,380,382	$—	$50,857,011
Bulk deliveries to customer warehouses	—	2,174,870	6	—	2,174,876

Total revenue	—	51,651,499	1,380,388	—	53,031,887
Cost of goods sold	—	50,198,955	1,313,383	—	51,512,338

Gross profit	—	1,452,544	67,005	—	1,519,549
Operating expenses:
Distribution, selling and administrative	—	858,066	(36,662)	—	821,404
Depreciation	—	48,356	2,042	—	50,398
Amortization	—	10,523	2,629	—	13,152
Facility consolidations, employee severance and other	—	9,426	—	—	9,426

Operating income	—	526,173	98,996	—	625,169
Other loss	—	513	—	—	513
Interest (income) expense, net	(8,666)	42,219	17,528	—	51,081

Income from continuing operations before income taxes and equity in earnings of subsidiaries	8,666	483,441	81,468	—	573,575
Income taxes	3,033	187,096	29,444	—	219,573
Equity in earnings of subsidiaries	130,019	—	—	(130,019)	—

Income from continuing operations	135,652	296,345	52,024	(130,019)	354,002
Loss from discontinued operations	—	(218,350)	—	—	(218,350)

Net income	$135,652	$77,995	$52,024	$(130,019)	$135,652

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$373,250	$324,103	$47,017	$(371,120)	$373,250
Loss from discontinued operations	—	8,455	—	—	8,455

Income from continuing operations	373,250	332,558	47,017	(371,120)	381,705
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities	(306,867)	247,147	(255,413)	371,120	55,987

Net cash provided by (used in) operating activities — continuing operations	66,383	579,705	(208,396)	—	437,692
Net cash used in operating activities — discontinued operations	—	(7,233)	—	—	(7,233)

Net cash provided by (used in) operating activities	66,383	572,472	(208,396)	—	430,459

Capital expenditures	—	(96,037)	(6,184)	—	(102,221)
Cost of acquired companies, net of cash aquired	—	—	(13,422)	—	(13,422)
Proceeds from the sale of PMSI	—	14,936	—	—	14,936
Proceeds from the sale of property and equipment	—	26	6	—	32

Net cash used in investing activities — continuing operations	—	(81,075)	(19,600)	—	(100,675)
Net cash used in investing activities — discontinued operations	—	(1,138)	—	—	(1,138)

Net cash used in investing activities	—	(82,213)	(19,600)	—	(101,813)

Net borrowings under revolving and securitization credit facilities	—	—	21,548	—	21,548
Other	(2,916)	593	(1,108)	—	(3,431)
Purchases of common stock	(273,824)	—	—	—	(273,824)
Exercise of stock options, including excess tax benefit	7,795	—	—	—	7,795
Cash dividends on common stock	(45,924)	—	—	—	(45,924)
Intercompany financing and advances	281,664	(493,150)	211,486	—	—

Net cash (used in) provided by financing activities — continuing operations	(33,205)	(492,557)	231,926	—	(293,836)
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash (used in) provided by financing activities	(33,205)	(492,557)	231,926	—	(293,836)

Increase (decrease) in cash and cash equivalents	33,178	(2,298)	3,930	—	34,810
Cash and cash equivalents at beginning of period	719,570	100,623	57,921	—	878,114

Cash and cash equivalents at end of period	$752,748	$98,325	$61,851	$—	$912,924

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$135,652	$77,995	$52,024	$(130,019)	$135,652
Loss from discontinued operations	—	218,350	—	—	218,350

Income from continuing operations	135,652	296,345	52,024	(130,019)	354,002
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities	(154,915)	(10,032)	(104,501)	130,019	(139,429)

Net cash (used in) provided by operating activities — continuing operations	(19,263)	286,313	(52,477)	—	214,573
Net cash provided by operating activities — discontinued operations	—	8,382	—		8,382

Net cash (used in) provided by operating activities	(19,263)	294,695	(52,477)	—	222,955

Capital expenditures	—	(73,880)	(6,741)	—	(80,621)
Cost of acquired companies, net of cash acquired	—	(162,220)	—	—	(162,220)
Proceeds from sales of property and equipment	—	1,384	33	—	1,417
Proceeds from sales of other assets	—	1,176	—		1,176
Net sales of investment securities available-for-sale	467,419	—	—	—	467,419

Net cash provided by (used in) investing activities — continuing operations	467,419	(233,540)	(6,708)	—	227,171
Net cash used in investing activities — discontinued operations	—	(1,273)	—		(1,273)

Net cash provided by (used in) investing activities	467,419	(234,813)	(6,708)	—	225,898

Net borrowings under revolving and securitization credit facilities	—	—	13,762	—	13,762
Other	(468)	(382)	(523)	—	(1,373)
Purchases of common stock	(553,675)	—	—	—	(553,675)
Exercise of stock options, including excess tax benefit	72,220	—	—	—	72,220
Cash dividends on common stock	(36,748)	—	—	—	(36,748)
Intercompany financing and advances	983	(33,903)	32,920	—	—

Net cash (used in) provided by financing activities — continuing operations	(517,688)	(34,285)	46,159	—	(505,814)
Net cash used in financing activities — discontinued operations	—	(157)	—		(157)

Net cash (used in) provided by financing activities	(517,688)	(34,442)	46,159	—	(505,971)

(Decrease) increase in cash and cash equivalents	(69,532)	25,440	(13,026)	—	(57,118)
Cash and cash equivalents at beginning of period	500,246	58,259	81,699	—	640,204

Cash and cash equivalents at end of period	$430,714	$83,699	$68,673	$—	$583,086

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in AmerisourceBergen Corporation’s (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
In May 2009, the Company declared a two-for-one stock split of its outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on June 15, 2009 to stockholders of record at the close of business on May 29, 2009. All applicable share and per share data in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to give effect to this stock split.
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
ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and other consulting services; scalable automated pharmacy dispensing equipment; medication and supply dispensing cabinets; and supply management software to a variety of retail and institutional healthcare providers.
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
ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers. Brecon is a United Kingdom-based provider of contract packaging and clinical trials materials services for pharmaceutical manufacturers.
Acquisition
In May 2009, the Company acquired Innomar Strategies Inc. (“Innomar”), a Canadian specialty pharmaceutical services company, for a purchase price of $13.4 million, net of a working capital adjustment. Innomar provides services within Canada to pharmaceutical and biotechnology companies, including: strategic consulting and access solutions, specialty logistics management, patient assistance and nursing services, and clinical research services.

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
The Company sold PMSI for approximately $31 million, net of an estimated working capital adjustment, which includes a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010, if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of LIBOR plus 4% (not to exceed 8%), will be payable in cash on a quarterly basis, if PMSI achieves a defined minimum fixed charge coverage ratio, or will be compounded semi-annually and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the subordinated note due from PMSI on the maturity date of the note.
Results of Operations
AmerisourceBergen Corporation
Summary Financial Information

	Quarter Ended June 30,
(dollars in thousands)	2009	2008	Change

Total revenue	$18,393,899	$17,996,666	2%

Total gross profit	$519,223	$498,045	4%

Pharmaceutical Distribution operating income	$213,200	$205,390	4%
Facility consolidations, employee severance and other	(213)	(7,865)	N/M

Total operating income	$212,987	$197,525	8%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	2.82%	2.77%
Operating expenses	1.66%	1.63%
Operating income	1.16%	1.14%

AmerisourceBergen Corporation
Gross profit	2.82%	2.77%
Operating expenses	1.66%	1.67%
Operating income	1.16%	1.10%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
AmerisourceBergen Corporation
Summary Financial Information

	Nine months Ended June 30,
(dollars in thousands)	2009	2008	Change

Total revenue	$53,043,927	$53,031,887	—%

Pharmaceutical Distribution gross profit	$1,561,542	$1,517,964	3%
Gain on antitrust litigation settlements	—	1,585	N/M

Total gross profit	$1,561,542	$1,519,549	3%

Pharmaceutical Distribution operating income	$664,641	$633,010	5%
Facility consolidations, employee severance and other	(5,504)	(9,426)	N/M
Gain on antitrust litigation settlements	—	1,585	N/M

Total operating income	$659,137	$625,169	5%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	2.94%	2.86%
Operating expenses	1.69%	1.67%
Operating income	1.25%	1.19%

AmerisourceBergen Corporation
Gross profit	2.94%	2.87%
Operating expenses	1.70%	1.69%
Operating income	1.24%	1.18%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Operating Results
Total revenue of $18.4 billion in the quarter ended June 30, 2009, which includes bulk deliveries to customer warehouses, increased 2% from the prior year quarter. This increase was primarily due to the addition of two new large customers and the above market growth of ABSG, and was offset, in part, by the July 1, 2008 loss of certain business (approximately $3.0 billion on an annualized basis) with a national retail drug chain customer. Excluding the loss of the above-mentioned business, total revenue in the quarter ended June 30, 2009 would have increased by 6% from the prior year quarter. During the quarter ended June 30, 2009, 68% of total revenue was from sales to institutional customers and 32% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 66% institutional and 34% retail. Sales to institutional customers increased 5% in the current year quarter primarily due to our expanded relationship with a large institutional buying group customer and the 6% growth in ABSG. Sales to retail customers decreased 3% in the current year quarter primarily due to the loss of the above-mentioned national chain business, offset, in part, by the addition of a new large independent retail buying group customer. Total revenue of $53.0 billion in the nine months ended June 30, 2009 was flat compared to the prior year period as ABSG’s revenue growth of 6% was offset by the 1% decline in ABDC’s revenue.
Bulk deliveries of $429.1 million and $1,265.2 million in the quarter and nine months ended June 30, 2009 decreased 12% and 42%, respectively, from the prior year periods. These declines were due to the prior fiscal year transition of a significant amount of business previously conducted on a bulk delivery basis with our largest customer to an operating revenue basis. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on our cash flows due to favorable timing between customer payments to us and payments by us to our suppliers.
ABDC’s total revenue increased by 2% and decreased by 1% from the prior year quarter and nine-month period, respectively. The loss of certain business with a large retail drug chain customer, as mentioned above, was more than offset by the addition of two new large customers in the current year quarter.
ABSG’s total revenue of $4.0 billion and $11.5 billion in the quarter and nine months ended June 30, 2009 increased 6% from the prior year periods due to good growth broadly across its distribution and services businesses, offset in part, by declining anemia drug sales (see paragraph below). The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes to this service channel could result in slower or reduced growth in revenues.
Revenue related to the distribution of anemia-related products, which represented approximately 5% of total revenue in the quarter ended June 30, 2009, decreased approximately 7% from the prior year quarter. The decline in sales of anemia-related products has been most pronounced in the use of these products for cancer treatment. Sales of oncology-related anemia products represented approximately 1.8% of total revenue in the quarter ended June 30, 2009 and decreased approximately 25% from the prior year quarter. Several developments have contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients undergoing dialysis or experiencing kidney failure, and changes in regulatory and clinical medical guidelines for recommended dosage and use. As a result, oncology-related anemia drug sales have continued to decline further in fiscal 2009 from our fiscal 2008 total. In addition, the U.S. Food and Drug Administration (“FDA”) is continuing to review clinical study data concerning the possible risks associated with certain anemia products and the Centers for Medicare & Medicaid Services (“CMS”) announced last year that it is considering a review of national Medicare coverage policy for these drugs for patients who have cancer or pre-dialysis chronic kidney disease. The FDA or CMS may take additional action regarding the use, safety labeling and/or Medicare coverage of these drugs in the future. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payors, including federal and state governments and private insurance plans. Our future revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and or use of anemia drugs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We continue to expect that our total revenue growth in fiscal 2009 will be between 1% and 3%, with ABDC growing between 0% and 2% and ABSG growing between 5% and 7% for the fiscal year. ABDC’s revenue growth is expected to be higher in the quarter ending September 30, 2009, in comparison to its revenue growth in the first nine months of fiscal 2009 due to the anniversary of the national retail drug chain customer loss described above and the addition of several new customers in the second half of fiscal 2009. The expected growth also reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as recently estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to contract between 1% and 2% in 2009 and are expected to be flat over the five-year period ending 2013 due to continued brand to generic conversions as well as the economic slowdown in the United States in 2009. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals will grow faster than the overall market. Our future revenue growth will continue to be affected by various factors such as: industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in Federal government rules and regulations.
Gross profit of $519.2 million in the quarter ended June 30, 2009 increased 4% from the prior year quarter. As a percentage of total revenue, gross profit in the quarter ended June 30, 2009 was 2.82%, an increase of 5 basis points from the prior year quarter. These increases were primarily due to the strong growth and increased profitability of our generic programs (with generic revenue increasing by 23% in comparison to the prior year quarter), increased contributions from our fee-for-service agreements with branded manufacturers, and higher brand-name manufacturer price appreciation. All of these positive factors combined to more than offset normal competitive pressures on customer margins in the current year quarter. Gross profit in the prior year quarter was impacted by an $8.4 million inventory write-down of certain pharmacy dispensing equipment. Gross profit of $1.6 billion in the nine months ended June 30, 2009 increased 3% from the prior year period. As a percentage of total revenue, gross profit in the nine months ended June 30, 2009 was 2.94%, an increase of 7 basis points from the prior year period. These increases were primarily due to the strong growth and increased profitability of our generic programs; increased contributions from our fee-for-service agreements, including $10.2 million of fees relating to prior period sales due to the execution of new agreements in the quarter ended December 31, 2008; and good growth from ABSG’s businesses, all of which were partially offset by ABSG’s $12.7 million loss on its influenza vaccine program, which included a $15.5 million write-down of excess influenza vaccine inventory, and normal competitive pressures on customer margins in the current nine-month period. Gross profit in the current year nine-month period benefited from a settlement of $1.8 million with a former customer. Gross profit in the prior year nine-month period benefited from a gain of $13.2 million relating to favorable litigation settlements with a former customer and a major competitor, and was partially offset by the above-mentioned $8.4 million inventory write-down. Additionally, in the prior year nine-month period, we recognized a gain of $1.6 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain, which was excluded from the determination of Pharmaceutical Distribution segment’s gross profit, was recorded as reduction to cost of goods sold.
Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $4.1 million and $5.0 million in the quarters ended June 30, 2009 and 2008, respectively. Our LIFO charge was $20.8 million and $17.7 million in the nine months ended June 30, 2009 and 2008, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.
Operating expenses of $306.2 million and $902.4 million in the quarter and nine months ended June 30, 2009, increased by 2% and 1%, respectively, from the prior year periods. Operating expenses in the quarter ended June 30, 2009 increased from the prior year quarter due to an intangible asset impairment of $8.9 million, a legal accrual of $3.0 million relating to the OMH matter (see Note 9 to the Consolidated Financial Statements), and an increase in bad debt expense of $4.1 million, all of which was offset in part, by a reduction in facility consolidations, employee severance and other of $7.7 million from the prior year quarter. Operating expenses in the nine months ended June 30, 2009 increased from the prior year period due to an increase in bad debt expense of $11.6 million and an increase in asset impairment charges of $8.3 million, offset in part, by a decrease in depreciation and amortization expenses of $5.5 million and a decrease in facility consolidations, employee severance and other charges of $3.9 million. Additionally, expenses incurred in connection with our Business Transformation project, which includes a new enterprise resource planning (“ERP”) platform, increased by $16.0 million from the prior year period. As a result of our cE2 initiative described below, we have been able to substantially offset these incremental costs by reducing our warehouse operating costs through continuing productivity improvements and by streamlining our organizational structures within ABDC and ABSG. As a percentage of total revenue, operating expenses were 1.66% and 1.70% in the quarter and nine months ended June 30, 2009; this compared to 1.67% and 1.69% in the prior year periods.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following table illustrates the charges incurred relating to facility consolidations, employee severance and other, (which are excluded from the operating expenses of the Pharmaceutical Distribution segment), for the quarter and nine months ended June 30, 2009 and 2008 (in thousands):

	Quarter ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

Facility consolidations and employee severance	$213	$7,798	$5,504	$7,286
Costs related to business divestitures	—	67	—	2,140

Total facility consolidations, employee severance and other	$213	$7,865	$5,504	$9,426

In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we continue to reduce various operating costs and terminate certain positions. During the nine months ended June 30, 2009, we terminated 197 employees and incurred $3.2 million of employee severance costs. Additionally, during the nine months ended June 30, 2009, we recorded $2.2 million of additional expense relating to the Bergen Brunswig Matter as described in Note 9 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements. During the nine months ended June 30, 2008, the Company terminated 58 employees and incurred $7.6 million of employee severance costs. Additionally, during the nine months ended June 30, 2008, the Company reversed $1.0 million of employee severance charges previously estimated and recorded relating to a prior integration plan. Costs related to business divestitures in the quarter and nine months ended June 30, 2008 related to the sale of our former workers’ compensation business, PMSI.
We paid a total of $14.3 million and $4.3 million for employee severance, lease cancellation and other costs during the nine months ended June 30, 2009 and 2008, respectively. Employees receive their severance benefits over a period, generally not in excess of 12 months, or in the form of a lump-sum payment.
Operating income of $213.0 million and $659.1 million in the quarter and nine months ended June 30, 2009 increased 8% and 5%, respectively, from the prior year periods. As a percentage of total revenue, operating income in the quarter and nine months ended June 30, 2009 increased 6 basis points from the prior year periods. These increases were due to our gross profit growth, which exceeded the small increases in operating expenses. Operating income growth will be reduced by approximately 3% over the next twelve months due to the July 1, 2009 renewal of a large customer contract.
The costs of facility consolidations, employee severance and other, the intangible asset impairments, and the gain on antitrust litigation settlements had the following net effects on operating income as a percentage of total revenue:
•	Quarter ended June 30, 2009 — decreased operating income as a percentage of total revenue by 5 basis points.
•	Quarter ended June 30, 2008 — decreased operating income as a percentage of total revenue by 4 basis points.
•	Nine months ended June 30, 2009 — decreased operating income as a percentage of total revenue by 3 basis points.
•	Nine months ended June 30, 2008 — decreased operating income as a percentage of total revenue by 1 basis point.
Interest expense, interest income, and the respective weighted-average interest rates in the quarters ended June 30, 2009 and 2008 were as follows (in thousands):

	2009		2008
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$15,684	4.72%	$18,067	5.33%
Interest income	(1,032)	0.61%	(2,101)	2.76%

Interest expense, net	$14,652		$15,966

Interest expense decreased from the prior year quarter due to a decrease of $73.0 million in average borrowings and a decrease in the weighted-average variable interest rate on borrowings under our revolving credit facilities to 1.38% from 4.22% in the prior year quarter. Interest income decreased from the prior year quarter primarily due to a decline in the weighted-average interest rate, offset in part, by an increase in average invested cash of $383.6 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Interest expense, interest income, and the respective weighted-average interest rates in the nine months ended June 30, 2009 and 2008 were as follows (in thousands):

	2009		2008
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$47,946	4.95%	$58,648	5.56%
Interest income	(4,590)	1.18%	(7,567)	3.66%

Interest expense, net	$43,356		$51,081

Interest expense decreased from the prior year nine-month period due to a decrease of $108.5 million in average borrowings and a decrease in the weighted-average variable interest rate on borrowings under our revolving credit facilities to 2.34% from 5.07% in the prior year period. Interest income decreased from the prior year nine-month period primarily due to a decline in the weighted-average interest rate, offset in part, by an increase in average invested cash of $187.0 million. Our net interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates and strategic decisions made by us to deploy our invested cash and short-term investments.
Income taxes reflect an effective income tax rate of 36.8% in the quarter ended June 30, 2009, versus 37.6% in the prior year quarter. Income taxes reflect an effective income tax rate of 37.9% in the nine months ended June 30, 2009, versus 38.3% in the prior year period. We expect that our effective tax rate in fiscal 2009 will be approximately 38.0%. Due to the expiration of certain statutes of limitations, we were able to recognize certain tax benefits in the quarter and nine months ended June 30, 2009, thereby reducing our effective income tax rate from the prior year periods.
Income from continuing operations of $125.1 million in the quarter ended June 30, 2009 increased 11% from the prior year quarter due to the increase in operating income, the decrease in interest expense and the reduction in the effective income tax rate. Diluted earnings per share from continuing operations of $0.42 in the quarter ended June 30, 2009 increased 20% from $0.35 per share in the prior year quarter. Income from continuing operations of $381.7 million in the nine months ended June 30, 2009 increased 8% from the prior year period due to the increase in operating income, the decrease in interest expense and the reduction in the effective income tax rate. Diluted earnings per share from continuing operations of $1.25 in the nine months ended June 30, 2009 increased 16% from $1.08 per share in the prior year period. The difference between diluted earnings per share growth and the increase in income from continuing operations for the quarter and nine months ended June 30, 2009 was primarily due to the 7% reduction in weighted average common shares outstanding in both periods primarily from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.
Loss from discontinued operations, net of income taxes, for the quarter and nine months ended June 30, 2009 included an estimated PMSI working capital adjustment of $2.8 million and costs in connection with a prior period business disposition. Loss from discontinued operations, net of income taxes, for the quarter and nine months ended June 30, 2008 primarily related to the PMSI business, which was sold in October 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity and Capital Resources
The following table illustrates the Company’s debt structure at June 30, 2009, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability

Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$398,979	$—
$500,000, 5 7/8% senior notes due 2015	498,272	—
Other	1,467	—

Total fixed-rate debt	898,718	—

Variable-Rate Debt:
Blanco revolving credit facility due 2010	55,000	—
Multi-currency revolving credit facility due 2011	237,217	443,782
Receivables securitization facility due 2010	—	700,000
Other	—	1,646

Total variable-rate debt	292,217	1,145,428

Total debt, including current portion	$1,190,935	$1,145,428

Along with its cash balances, the Company’s aggregate availability under its revolving credit facilities and its receivables securitization facility provides sufficient sources of capital to fund the Company’s working capital requirements.
The Company has a $695 million five-year multi-currency senior unsecured revolving credit facility (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. (This amount reflects the reduction of $55 million in availability under the facility as a result of the bankruptcy of Lehman Commercial Paper, Inc. in September 2008). Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2009). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at June 30, 2009). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
In April 2009, the Company amended its receivables securitization facility (“Receivables Securitization Facility”), electing to reduce the amount available under the facility from $975 million to $700 million and extended the expiration date to April 2010. The Company continues to have available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The Company pays a commitment fee to maintain the availability under the Receivables Securitization Facility. The program fee and the commitment fee were 150 basis points and 75 basis points, respectively, at June 30, 2009.
In April 2009, the Company amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2010. Borrowings under the Blanco Credit Facility are guaranteed by the Company. In connection with the April 2009 amendment, interest on borrowings under this facility increased from 55 basis points over LIBOR to 200 basis points over LIBOR. Additionally, the Company is required to pay quarterly facility fees of 50 basis points on any unused portion of the facility. The Blanco Credit Facility is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2009 because the Company has both the ability and intent to refinance it on a long-term basis.

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
The deterioration in general economic conditions over the past year could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers. In addition, volatility in financial markets may also negatively impact our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us as required could adversely affect our revenue growth, our profitability, and our cash flow from operations.
Over the past year, credit markets experienced volatility and disruption. In September 2008, one of our lenders under the Multi-Currency Revolving Credit Facility filed for bankruptcy, and as a result, our availability under this facility was reduced by $55 million to $695 million. We continue to monitor the creditworthiness of our lenders and while we do not currently anticipate the failure of any additional lenders under our revolving credit facilities and/or under the liquidity facilities of our receivables securitization facility, the failure of any further lenders could have an adverse effect on our ability to finance our business operations.
The Company’s primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of its common stock, finance acquisitions, and fund capital expenditures (including our Business Transformation project) and routine growth and expansion through new business opportunities. In November 2008, the Company’s board of directors approved a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. The Company expects to purchase approximately $350 million of its common stock in fiscal 2009 subject to expected cash generation and market conditions. During the nine months ended June 30, 2009, the Company purchased $273.7 million of its common stock, of which $255.6 million was purchased under the above-mentioned $500 million share repurchase program and $18.1 million was purchased to close out the May 2007 share repurchase program. As of June 30, 2009, the Company had approximately $244.4 million of availability remaining on its $500 million share repurchase program. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company’s ongoing cash requirements.
The Company’s most significant market risk is the effect of fluctuations in interest rates relating to its debt. The Company manages interest rate risk by using a combination of fixed-rate and variable-rate debt. At June 30, 2009, the Company had $292.2 million of variable-rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on the Company’s working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at June 30, 2009.
The Company also has market risk exposure to interest rate fluctuations relating to its cash and cash equivalents and its short-term investment securities available-for-sale. The Company had $912.9 million in cash and cash equivalents at June 30, 2009. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 50 basis point decrease in interest rates would increase the Company’s annual net interest expense by $0.5 million.
The Company is exposed to foreign currency and exchange rate risk from its non-U.S. operations. The Company’s largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. The Company may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. The Company had no foreign currency denominated forward contracts at June 30, 2009. The Company may use derivative instruments to hedge its foreign currency exposure and not for speculative or trading purposes.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Following is a summary of the Company’s contractual obligations for future principal and interest payments on its debt, minimum rental payments on its noncancelable operating leases and minimum payments on its other commitments at June 30, 2009 (in thousands):

	Payments Due by Period
		Within 1	1-3	4-5	After 5
	Total	year	years	years	years
Debt, including interest payments	$1,465,568	$109,107	$342,398	$470,000	$544,063

Operating leases	250,729	54,292	79,506	39,126	77,805

Other commitments	984,349	254,305	433,817	216,513	79,714

Total	$2,700,646	$417,704	$855,721	$725,639	$701,582

The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $348.3 million as of June 30, 2009. These influenza vaccine commitments are included in “Other commitments” in the above table.
The Company has commitments to purchase blood products from suppliers through December 31, 2012. The Company is required to purchase quantities at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $384.2 million as of June 30, 2009. These blood product commitments are included in “Other commitments” in the above table.
The Company has outsourced to IBM Global Services (“IBM”) a significant portion of its corporate and ABDC information technology activities and, in fiscal 2009, expanded and amended its relationship by engaging IBM to provide assistance with the implementation of the Company’s new enterprise resource planning (“ERP”) platform. The remaining commitment under the Company’s ten-year arrangement, as amended, which expires in June 2015, is approximately $147.7 million and is included in “Other commitments” in the above table.
During the nine months ended June 30, 2009, the Company’s operating activities provided $430.5 million of cash in comparison to cash provided of $223.0 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2009 was principally the result of income from continuing operations of $381.7 million, an increase in accounts payable, accrued expenses and income taxes of $416.0 million, and non-cash items of $170.3 million, offset in part, by an increase in accounts receivable of $292.8 million and an increase in merchandise inventories of $222.3 million. Accounts receivable increased by 8% from September 30, 2008 primarily due to a 12.5% increase in sales in the month of June 2009 compared to sales in the month of September 2008. The average number of days sales outstanding during the nine months ended June 2009 decreased by one-half day from the prior year period, which was primarily due to favorable customer mix within ABDC. Merchandise inventories increased by 5% from September 30, 2008 due to an increase in sales in the June 2009 quarter. Inventory turns, which were 17.1 times in the nine months ended June 30, 2009, were relatively consistent with the prior year period. Additionally, the average number of inventory days on hand in the nine months ended June 30, 2009 was relatively flat in comparison to the prior year period. The increase in accounts payable, accrued expenses and income taxes was primarily driven by an increase in sales in the June 2009 quarter, the increase in merchandise inventories and the timing of payments to our suppliers. Operating cash uses during the nine months ended June 30, 2009 included $30.0 million in interest payments and $166.0 million of income tax payments, net of refunds.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
During the nine months ended June 30, 2008, the Company’s operating activities provided $223.0 million of cash as compared to cash provided of $1.1 billion in the prior year period. Cash provided by operations during the nine months ended June 30, 2008 was principally the result of income from continuing operations of $354.0 million, non-cash items of $137.4 million, and a decrease in merchandise inventories of $94.9 million, offset, in part, by an increase in accounts receivable of $164.5 million and a decrease in accounts payable, accrued expenses and income taxes of $223.8 million. We improved our inventory turns to 16.9 times in the nine months ended June 30, 2008 in comparison to 15.8 times in the prior year period, and we lowered the number of inventory days on hand in the nine months ended June 30, 2008 by 2 days in comparison to the prior year period by employing strong inventory management procedures. As a result, our merchandise inventories balance as of June 30, 2008, net of Bellco, declined since September 30, 2007 despite the 7% increase in total revenues in the nine months ended June 30, 2008. Accounts receivable increased slightly less than total revenue as average days sales outstanding were reduced by nearly 1 day to 18.8 days in the nine months ended June 30, 2008 in comparison to the prior year period due to ABDC, which has lower days sales outstanding, grew faster than ABSG, and due to the Long-Term Care divestiture in fiscal 2007. Accounts payable, accrued expenses and income taxes decreased due to the reversal of favorable timing of payments to our suppliers, reduction of accrued expenses, and the timing of income tax payments. Operating cash uses during the nine months ended June 30, 2008 included $39.7 million in interest payments and $194.6 million of income tax payments, net of refunds.
Capital expenditures for the nine months ended June 30, 2009 were $102.2 million and related principally to our Business Transformation project, which includes a new ERP platform that will be implemented in ABDC and our corporate office, and improvements made to our operating facilities. The Company estimates that it will spend approximately $140 million for capital expenditures during fiscal 2009.
Capital expenditures for the nine months ended June 30, 2008 were $80.6 million and related principally to the expansion of our ABPG production facility in Rockford, Illinois, investments in warehouse expansions and improvements, information technology, and warehouse automation.
In May 2009, the Company acquired Innomar, a Canadian specialty pharmaceutical services company, for a purchase price of $13.4 million, net of a working capital adjustment.
In October 2008, the Company sold PMSI for approximately $31 million, net of a final working capital adjustment. The Company received cash totaling $14.9 million and a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date.
In October 2007, the Company acquired Bellco Health, a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of $20.7 million of cash acquired.
Net cash provided by investing activities in the nine months ended June 30, 2008 included purchases and sales of short-term investment securities. Net proceeds relating to these investment activities in the nine months ended June 30, 2008 were $467.4 million. These short-term investment securities primarily consisted of tax-exempt variable rate demand notes used to maximize the Company’s after tax interest income during the first half of fiscal 2008.
During the nine months ended June 30, 2009, the Company purchased 16.1 million shares of its common stock for a total of $273.8 million. During the nine months ended June 30, 2008, the Company purchased 25.7 million shares of its common stock for a total of $553.7 million.
In November 2008, the Company’s board of directors increased the quarterly dividend by 33%. In May 2009, the Company’s board of directors further authorized an increase in the rate for future quarterly dividends by 20% to $0.06 per common stock share on a post-split basis. During the nine months ended June 30, 2009 and 2008, the Company paid cash dividends totaling $45.9 million and $36.7 million, respectively. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Recently Issued Financial Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB Staff Position 157-2 delayed the effective date of the application of SFAS No. 157 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to the beginning of an entity’s fiscal year that begins after November 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. Nonrecurring nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value for impairment testing, such as goodwill and other intangible assets and property and equipment.
SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
In the first quarter of fiscal 2009, the Company adopted SFAS No. 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 did not have any impact on the Company’s financial position, results of operations or liquidity. At June 30, 2009, the Company had $751.0 million of investments in money market accounts, which were valued as level 1 investments. The adoption of this standard in fiscal 2010 as it relates to the Company’s nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
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
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 requires entities to provide disclosure in interim periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized at fair value in the balance sheet. Prior to the issuance of FSP No. FAS 107-1 and APB 28-1, such disclosures were required only in annual reporting periods. As of June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, which was effective for interim periods ending after June 15, 2009, and do not require disclosures at initial adoption for earlier interim periods presented for comparative purposes.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued for interim and annual periods ending after June 15, 2009. The Company adopted this standard as of June 30, 2009 and considered the accounting and disclosure of events occurring after the balance sheet date through the date and time the Company’s financial statements were issued on August 6, 2009. The adoption of this standard did not have an impact on the Company’s financial position, results of operations, or liquidity.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162” to become the single source of authoritative nongovernmental U.S. GAAP; all existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
Forward-Looking Statements
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; changes in U.S. legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceuticals we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; significant breakdown or interruption of our information technology systems; our inability to implement an enterprise resource planning (ERP) system to handle business and financial processes within AmerisourceBergen Drug Corporation’s operations and our corporate functions without operating problems and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States, including potential changes in Canadian provincial legislation or regulatory action to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; continued volatility and further deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended June 30, 2009 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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
The enactment of provincial legislation or regulations in Canada to lower pharmaceutical product pricing and service fees may adversely affect our pharmaceutical distribution business in Canada, including the profitability of that business.
As in the United States, our products and services function within the existing regulatory structure of the healthcare system in Canada. The purchase of pharmaceutical products in Canada is funded in part by the provincial governments, which each regulate the financing and reimbursement of drugs independently. In recent years, like the United States, the Canadian healthcare industry has undergone significant changes in an effort to reduce costs and government spending. For example, in 2006, the Ontario government enacted the Transparent Drug System for Patients Act, which significantly revised the drug distribution system in Ontario. Then in July 2009, the Ontario government announced that it was undertaking a review of that legislation with a view to, among other things, lower costs for taxpayers. Some of these potential changes, such as adverse changes in legislation or regulations governing the drug distribution supply chain, prescription drug pricing, healthcare services or mandated benefits or a reduction in government funding for certain healthcare services may result in lower service fees, cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Legislation and/or regulations that may lower pharmaceutical product pricing and service fees are reportedly under consideration by some other provinces as well. We expect continued government and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability in Canada.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2009.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value of Shares that
	Number	Price	Part of the Publicly	May Yet Be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Programs	Programs
April 1 to April 30	1,216	$16.33	—	$338,331,537
May 1 to May 31	3,688,974	$18.27	3,688,602	$270,930,912
June 1 to June 30	1,453,100	$18.23	1,453,100	$244,440,955

Total	5,143,290	$18.26	5,141,702	$244,440,955

a)
In November 2008, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2009, the Company purchased 14.9 million shares under this program for $255.6 million. There is no expiration date related to this new program.

b)	Employees surrendered 1,216 shares in April and 372 shares in May to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 6.	Exhibits
(a) Exhibits:

10.1
The Ninth Amendment to Receivables Purchase Agreement, dated as of April 30, 2009, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as initial Servicer, the Purchaser Agents and Purchasers, the Exiting Purchaser Groups and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 1, 2009).

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

AMERISOURCEBERGEN CORPORATION
August 6, 2009	/s/ R. David Yost
R. David Yost
President and Chief Executive Officer

August 6, 2009	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer