Form 10-K
period 2009-09-30
AMERISOURCEBERGEN CORP
filed 2009-11-25
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

AMERISOURCEBERGEN CORPORATION
(Exact name of registrant as specified in its charter)

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

1-16671	AmerisourceBergen Corporation	23-3079390
(a Delaware Corporation)
1300 Morris Drive
Chesterbrook, PA 19087-5594
(610) 727-7000

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value per share
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2009 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2009 was $4,638,411,086.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2009 was 288,084,821.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference in the Part of this report indicated below:
Part III—Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

i

PART I

ITEM 1.	BUSINESS
As used herein, the terms “Company,” “AmerisourceBergen,” “we,” “us,” or “our” refer to AmerisourceBergen Corporation, a Delaware corporation.
AmerisourceBergen Corporation is one of the world’s largest pharmaceutical services companies, with operations primarily in the United States and Canada. Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, we provide drug distribution and related services designed to reduce costs and improve patient outcomes. More specifically, we distribute a comprehensive offering of brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers primarily located in the United States and Canada, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical and dialysis clinics, physicians, long-term care and other alternate site pharmacies, and other customers. We also provide pharmacy services to certain specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including pharmaceutical packaging, pharmacy automation, inventory management, reimbursement and pharmaceutical consulting services, logistics services, and pharmacy management.
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IMS Healthcare, Inc. (“IMS”), an independent third party provider of information to the pharmaceutical and healthcare industry, are expected to grow between 3% and 5% in calendar 2010. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market. Additionally, IMS expects the U.S. pharmaceutical industry to grow annually in the low to mid-single digit percentages through 2013.
In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States, and other industry trends, include:
Aging Population. The number of individuals age 55 and over in the United States currently exceeds 70 million and is one of the most rapidly growing segments of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately 75% of total healthcare expenditures in the United States.
Introduction of New Pharmaceuticals. Traditional research and development, as well as the advent of new research, production and delivery methods such as biotechnology and gene therapy, continue to generate new pharmaceuticals and delivery methods that are more effective in treating diseases. We believe ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry. In particular, we believe ongoing research and development of biotechnology and other specialty pharmaceutical drugs will provide opportunities for the continued growth of our specialty pharmaceuticals business.
Increased Use of Generic Pharmaceuticals. A significant number of patents for widely used brand-name pharmaceutical products will expire during the next several years. In addition, increased emphasis by managed care and other third-party payors on utilization of generics has accelerated their growth. We consider the increase in generic usage a favorable trend because generic pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth.
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
Legislative Developments. In recent years, regulation of the healthcare industry has changed significantly in an effort to increase drug utilization and reduce costs. These changes included expansion of Medicare coverage for outpatient prescription drugs, the enrollment (beginning in 2006) of Medicare beneficiaries in prescription drug plans offered by private entities, and cuts in Medicare and Medicaid reimbursement rates. In addition, the U.S. Congress may take action in the future to reduce the number of people in the United States who do not have health insurance coverage and thereby increase the number of people in the United States who are eligible to be reimbursed for all or a portion of prescription drug costs. These policies and other legislative developments may affect our businesses directly and/or indirectly (see Government Regulation on page 5 for further details).

The Company
We currently serve our customers (healthcare providers, pharmaceutical manufacturers, and certain specialty drug patients) through a geographically diverse network of distribution service centers and other operations in the United States and Canada, and through packaging facilities in the United States and the United Kingdom. In our pharmaceutical distribution business, we are typically the primary source of supply of pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allows them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.
Strategy
Our business strategy is focused solely on the pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, and physicians) and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:
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
We believe we have one of the lowest cost operating structures among all pharmaceutical distributors. Our Optimiz® program for AmerisourceBergen Drug Corporation reduced our distribution facility network in the U.S. to 26 facilities. The program, which was completed in fiscal 2007, included building six new facilities and closing 31 facilities. These measures have reduced our operating costs and working capital. In addition, we believe we will continue to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. Furthermore, we believe that the investments that we will make related to our Business Transformation project over the next few years will reduce our operating expenses in the future (see Information Systems on page 4 for further details).
We offer value-added services and solutions to assist healthcare providers and pharmaceutical manufacturers to improve their efficiency and their patient outcomes. Services for manufacturers include: assistance with rapid new product launches, promotional and marketing services to accelerate product sales, product data reporting and logistical support. In addition, we provide packaging services to manufacturers, including contract packaging.
Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; Good Neighbor Pharmacy Provider Network®, our managed care network, which connects our retail pharmacy customers to payor plans throughout the country and is the third-largest in the U.S.; generic product purchasing services; hospital pharmacy consulting designed to improve operational efficiencies; scalable automated pharmacy dispensing equipment; and packaging services that deliver unit dose, punch card and other compliance packaging for institutional and retail pharmacy customers.
In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our strategic growth plans.
In October 2007, we acquired Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of cash acquired. Bellco primarily services independent retail community pharmacies in the Metro New York City area. The acquisition of Bellco expanded the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. Bellco is now fully integrated into the operations of AmerisourceBergen Drug Corporation and AmerisourceBergen Specialty Group.

•	Optimize and Grow Our Specialty Distribution and Service Businesses. Representing $15.6 billion in total revenue in fiscal 2009, our specialty pharmaceuticals business has a significant presence in this rapidly growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians and a broad array of pharmaceutical and specialty services for manufacturers, our specialty pharmaceuticals business is a well-developed platform for growth. We are the leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We also distribute vaccines, other injectables, and plasma and other blood products, and are well-positioned to service and support many of the new biotech therapies that will be coming to market in the near future.
Our specialty service businesses help pharmaceutical manufacturers, especially in the biotechnology sector, commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies to launch drugs with targeted populations and support the products in the supply channel. We also provide physician education services, third party logistics, nursing services, and specialty pharmacy services to help speed products to market.
We continue to seek to expand our offerings in specialty distribution and services.
In fiscal 2009, we acquired Innomar Strategies Inc. (“Innomar”), a Canadian specialty pharmaceutical services company, for a purchase price of $13.4 million. Innomar provides services within Canada to pharmaceutical and biotechnology companies, including strategic consulting and access solutions, specialty logistics management, patient assistance and nursing services, and clinical research services. Innomar has increased our specialty distribution and services presence in Canada.
Our acquisition of Bellco in fiscal 2008 allowed us to significantly increase our sales of pharmaceutical products and services to dialysis clinics.
In fiscal 2007, we acquired three specialty service businesses, beginning with I.G.G. of America, Inc. (“IgG”), a specialty pharmacy and infusion services business specializing in the blood derivative intravenous immunoglobulin (“IVIG”). We also acquired Access M.D., Inc. (“Access M.D.”), a Canadian company that provides reimbursement support and nursing support services for manufacturers of specialty pharmaceuticals, such as injectable and biological therapies. Access M.D. expanded our specialty service businesses into Canada and complemented the distribution services offered by AmerisourceBergen Canada, our wholesale distribution business in Canada. Lastly, we acquired Xcenda LLC (“Xcenda”), a consulting business that provides additional capabilities within pharmaceutical brand services, applied health outcomes, and biopharma strategies.
•	Divestitures. In order to allow us to concentrate on our strategic focus areas of pharmaceutical distribution and related services and specialty pharmaceutical distribution and related services, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.
In October 2008, we sold PMSI, our workers’ compensation business.
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
Operations
Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2009 are comprised of one reportable segment, Pharmaceutical Distribution.
The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG” or “Specialty Group”), and AmerisourceBergen Packaging Group (“ABPG” or “Packaging Group”). Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.
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

ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes vaccines, other injectables, and plasma and other blood products. In addition, through its specialty service businesses, ABSG provides drug commercialization services, third party logistics, nursing services, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, outcomes research, practice management, group purchasing services for physician practices, and physician education.
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
Sales and Marketing. The majority of ABDC’s sales force is organized regionally and specialized by healthcare provider type. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. ABDC’s national marketing organization designs and develops business management solutions for AmerisourceBergen healthcare provider customers. Tailored to specific groups, these programs can be further customized at the business unit or distribution facility level to adapt to local market conditions. ABDC’s sales and marketing organization also serves national account customers through close coordination with local distribution centers and ensures that our customers are receiving service offerings that meet their needs. Our Specialty and Packaging groups each have independent sales forces and marketing organizations that specialize in their respective product and service offerings.
Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our healthcare provider customers. Our manufacturing customers include branded, generic and biotech manufacturers of prescribed pharmaceuticals, as well as over-the-counter product and health and beauty aid manufacturers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. In fiscal 2009, total revenue was comprised of 68% institutional customers and 32% retail customers.
In fiscal 2009, Medco Health Solutions, Inc., our largest customer, accounted for 17% of our total revenue. No other individual customer accounted for more than 5% of our fiscal 2009 total revenue. Our top ten customers represented approximately 41% of fiscal 2009 total revenue. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 10% of our total revenue in fiscal 2009 was derived from our three largest GPO relationships. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations.
Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2009. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are good. The ten largest suppliers in fiscal 2009 accounted for approximately 48% of our purchases.
Information Systems. ABDC operates its full-service wholesale pharmaceutical distribution facilities in the U.S. on a centralized system. ABDC’s operating system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. ABDC’s systems are intended to strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the basic and value-added services offered to our customers, including marketing, product demand data, inventory replenishment, single-source billing, third-party claims processing, computer price updates and price labels.
ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. Over the last several years, ABDC has successfully implemented a new warehouse operating system, which is used to account for primarily all of ABDC’s transactional volume. The new warehouse operating system has improved ABDC’s productivity and operating leverage. ABDC will continue to invest in advanced information systems and automated warehouse technology.

In an effort to maintain and improve our existing information technology infrastructure efficiently and cost-effectively, in 2005 we outsourced a significant portion of our information technology activities relating to ABDC and corporate functions to IBM Global Services.
In an effort to continue to make system investments to further improve our information capabilities and meet our future customer and operational needs, we began to make significant investments in fiscal 2008 relating to our Business Transformation project that will include a new enterprise resource planning (“ERP”) platform. The ERP platform will be implemented throughout ABDC and our corporate functions and will include the development and implementation of integrated processes to enhance our business practices and lower costs. We expect to continue to make significant investments in our Business Transformation project through fiscal 2011.
ABSG operates the majority of its business on its own common, centralized platform resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities. The convenience of ordering via the Internet is very important to ABSG’s customers. Over the past few years, ABSG has enhanced its web capabilities such that a significant amount of orders are initiated via the Internet.
Competition
We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. Our largest national competitors are Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”). ABDC competes with both Cardinal and McKesson, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG’s operating businesses face competition from a variety of competitors, including McKesson, FFF Enterprises, Henry Schein, Inc., Express Scripts, Inc., US Oncology, Inc., Covance Inc., and UPS Logistics, among others. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
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
We hold patents and have patent applications pending that relate to certain of our products, particularly our automated pharmacy dispensing equipment, our medication and supply dispensing equipment, certain warehousing equipment and some of our proprietary packaging solutions. We seek patent protection for our proprietary intellectual property from time to time as appropriate.
Although we believe that our patents or other proprietary products and processes do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.
Employees
As of September 30, 2009, we had approximately 10,300 employees, of which approximately 9,100 were full-time employees. Approximately 4% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.
Government Regulation
We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies.
Federal and State Statutes and Regulation
The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances are required to hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers from distributing controlled substances, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of applicable laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these laws and regulations. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical wholesale distribution requirements needed to conduct our operations.

We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statute and the Stark law. The anti-kickback statute, and the related regulations, prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the purchasing, leasing or ordering, induce a referral to purchase, lease or order, or arrange for or recommend purchasing, leasing or ordering items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The Stark law prohibits physicians from making referrals for designated health services reimbursable under Medicare or Medicaid to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. ABSG’s operations are particularly subject to these laws and regulations, as are certain aspects of ABDC’s operations.
In recent years, some states have passed or have proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. For example, Florida has implemented and other states are implementing pedigree requirements that require drugs to be accompanied by information tracking drugs back to the manufacturers. California has enacted a law requiring chain of custody technology using electronic pedigrees, although the effective date has been postponed until January 1, 2015 for pharmaceutical manufacturers and July 1, 2016 for pharmaceutical wholesalers and repackagers. These and other requirements are expected to increase our cost of operations. At the federal level, the FDA issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The FDA regulations impose pedigree and other chain of custody requirements that increase our costs and/or burden of selling to other pharmaceutical distributors and handling product returns. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of the regulations in response to a case initiated by secondary distributors. The federal Court of Appeals for the Second Circuit affirmed this injunction on July 10, 2008. On December 18, 2008, the parties filed a joint motion to stay discovery based upon a bill pending in Congress that, if passed, would render the issues in the case moot. The parties also agreed to an administrative closing of the file until at least December 31, 2009. Either party may re-open the file prior to that date. We cannot predict the ultimate outcome of this legal proceeding or related legislation pending in Congress. These laws and regulations could increase the overall regulatory burden and costs associated with our distribution business and could adversely affect our results of operations and financial condition.
In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices and other technologies. The 2007 Act requires the FDA to develop a standardized numerical identifier by April 1, 2010.
As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. We expect that the current administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods in order to reform the healthcare system. This process may result in legislation and/or additional regulation governing the delivery or pricing of pharmaceutical products, as well as potential changes to the structure of the present healthcare delivery system. We cannot predict what reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.
The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our results of operations and financial condition.
Medicare and Medicaid
The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) significantly expanded Medicare coverage for outpatient prescription drugs through the new Medicare Part D program. Beginning in 2006, Medicare beneficiaries became eligible to enroll in outpatient prescription drug plans that are offered by private entities and became eligible for varying levels of coverage for outpatient prescription drugs. Beneficiaries who participate select from a range of stand-alone prescription drug plans or Medicare Advantage managed care plans that include prescription drug coverage along with other Medicare services (“Part D Plans”). The Part D Plans are required to make available certain drugs on their formularies. Each Part D Plan negotiates reimbursement for Part D drugs with pharmaceutical manufacturers. The Part D Plan program has increased the use of pharmaceuticals in the supply channel, which has a positive impact on our revenues and profitability.
The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) established timeframes for Part D Plan payments to pharmacies and long-term care pharmacy submission of claims; required more frequent updating by Part D Plan sponsors of the drug pricing data they use to pay pharmacies; modified statutory provisions regarding coverage of certain “protected classes” of drugs; limited certain Part D sales and marketing activities; and made other Part D reforms.

Effective January 1, 2007, the Deficit Reduction Act of 2005 (“DRA”) changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals to 250% of the lowest average manufacturer price or AMP. On July 17, 2007, Centers for Medicare and Medicaid Services (“CMS”) published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. In December 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing certain provisions of the AMP rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoined CMS from disclosing AMP data to states and other entities. In October 2008, CMS issued a separate final rule in which it stated that the federal upper limits will govern in all states unless a state finds that a particular generic drug is not available within that state. These payment limits remain unenforced as a result of the 2007 preliminary injunction. In addition, MIPPA delayed the adoption of CMS’s July 17, 2007 rule and prevented CMS from publishing AMP data before October 1, 2009. Although CMS has yet to take action, the use of an AMP benchmark may result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement formula and related reporting requirements and other provisions of the DRA could adversely affect our results of operations. The federal government may also take other actions in the future to increase the Medicaid drug rebate amount for branded pharmaceuticals, amend the Medicare average selling price (“ASP”) calculation methodology, or otherwise modify Medicare/Medicaid drug payment policy.
Several Medicare and Medicaid policy reforms were included in President Obama’s proposed fiscal year 2010 budget. Among other things, the budget includes a 10-year, $634 billion “reserve fund” to finance comprehensive health reform, financed by health system savings and tax increases, provides for payment cuts to Medicare Advantage plans and plans to reduce Medicare reimbursement for many types of providers, including hospitals and certain post-acute care providers. The budget also calls for increasing the Medicaid drug rebate level paid by pharmaceutical manufacturers to Medicaid for brand-name drugs, applying the rebate levels paid by pharmaceutical manufacturers to Medicaid on existing drugs to new formulations of those drugs, and allowing states to collect rebates from pharmaceutical manufacturers on drugs provided through Medicaid managed care organizations. It further seeks to increase Medicare Part D drug premiums for certain higher-income beneficiaries, expand Part D oversight activities, promote the development of follow-on biologicals and generic drugs, and allow drug reimportation. Many of the proposed policy changes would require Congressional approval to implement. There can be no assurances that future revisions to Medicare or Medicaid payments, if enacted, will not have an adverse impact on our business.
Congressional leaders also have expressed their intent to enact a comprehensive health reform plan, including provisions to control health care costs, improve health care quality, and expand access to affordable health insurance, potentially including the establishment of a government health insurance plan that would compete with private health plans. Health reform legislation could include changes in Medicare and Medicaid prescription drug payment policies and other health care delivery reforms that would potentially impact our business. The United States House of Representatives has passed its version of a health reform bill, but the United States Senate has not yet taken action on pending health reform proposals. As a result, the exact provisions to be included in a final bill are unknown at this time, nor can we be certain when or if any such legislation will be enacted. Given the potentially sweeping nature of the changes under consideration, there can be no assurances that health reform legislation, if adopted, would not adversely impact our business.
See “Risk Factors” on page 8 for a discussion of additional regulatory developments that may affect our results of operations and financial condition.
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
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act (“ARRA”). Among other things, the law further strengthens federal privacy and security provisions to protect personally-identifiable health information, including new notification requirements related to health data security breaches. We currently are assessing the new law, but there can be no assurances that compliance with the new privacy requirements will not impose new costs on our business.

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
The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with two national wholesale distributors of pharmaceuticals, Cardinal and McKesson; national generic distributors; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers that distribute their products directly to customers; specialty distributors; and packaging and healthcare technology companies (see “Competition”). If we were forced by competition to reduce our prices or offer more favorable payment or other terms, our results of operations or liquidity could be adversely affected. In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this trend continues among our customers and suppliers, it could give the resulting enterprises greater bargaining power, which may lead to greater pressure to reduce prices for our products and services.
Our results of operations continue to be subject to the risks and uncertainties of inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices.
Certain distribution service agreements that we have entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with a small number of branded manufacturers continue to be solely inflation-based. As a result, approximately 10% to 15% of our gross profit from brand-name manufacturers continues to be subject to fluctuation based upon the timing and extent of price appreciation. If the frequency or rate of branded pharmaceutical price inflation slows, our results of operations could be adversely affected. In addition, we distribute generic pharmaceuticals, which are subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, our results of operations could be adversely affected.
Declining economic conditions could adversely affect our results of operations and financial condition.
Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Interest rate fluctuations, financial market volatility or credit market disruptions may also negatively affect our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions may also increase our costs. If the economic conditions in the United States or in the regions outside the United States where we do business do not improve or deteriorate, our results of operations or financial condition could be adversely affected.
Our stock price and our ability to access credit markets may be adversely affected by financial market volatility and disruption.
The capital and credit markets have experienced significant volatility and disruption, particularly in the latter half of 2008 and in the first quarter of 2009. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If the markets return to the levels of disruption and volatility experienced in the latter half of 2008 and the first quarter of 2009, there can be no assurance that we will not experience downward movement in our stock price without regard to our financial condition or results of operations or an adverse effect, which may be material, on our ability to access credit generally, and on our business, liquidity, financial condition and results of operations.
Our receivables securitization facility expires in 2010. While we did not have any borrowings outstanding under this facility as of September 30, 2009, we have historically utilized amounts available to us under this facility, from time to time, to meet our business needs. In fiscal 2010, we will seek to renew this facility at available market rates, which may be higher than the interest rates currently available to us. While we believe we will be able to renew this facility, there can be no assurance that we will be able to do so.

Our total revenue and results of operations may suffer upon the loss of a significant customer.
Our largest customer, Medco Health Solutions, Inc., accounted for 17% of our total revenue in fiscal 2009. Our top ten customers represented approximately 41% of fiscal 2009 total revenue. We also have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 10% of our total revenue in fiscal 2009 was derived from our three largest GPO relationships. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our total revenue and results of operations.
Our total revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets and general economic conditions may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could have a material adverse affect on our operating revenue and results of operations. At September 30, 2009, the largest trade receivable balance due from a single customer, which was our largest customer, represented approximately 9% of accounts receivable, net.
Our results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant supplier.
Our relationships with pharmaceutical suppliers give rise to substantial amounts that are due to us from the suppliers, including amounts owed to us for returned goods or defective goods, chargebacks, and amounts due to us for services provided to the suppliers. Volatility of the capital and credit markets and general economic conditions may adversely affect the solvency or creditworthiness of our suppliers. The bankruptcy, insolvency or other credit failure of any supplier at a time when the supplier has a substantial account payable balance due to us could have a material adverse affect on our results of operations.
Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability.
The healthcare industry is highly regulated at the federal and state level. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or have proposed laws and regulations, including laws and regulations obligating pharmaceutical distributors to provide prescription drug pedigrees, that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. In order to comply with the Florida requirements, we implemented an e-pedigree system at our distribution center in Florida that required significant capital outlays. Other states have adopted laws and regulations that would require us to implement pedigree capabilities in those other states similar to the pedigree capabilities implemented for Florida. For example, California has enacted a law requiring the implementation of costly track and trace chain of custody technologies, such as radio frequency identification device (“RFID”) technologies, although the effective date of the law has been postponed until January 1, 2015 for pharmaceutical manufacturers and until July 1, 2016 for pharmaceutical wholesalers and repackagers. At the federal level, the FDA issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of certain provisions of the regulations in response to a case initiated by secondary distributors. The federal Court of Appeals for the Second Circuit affirmed this injunction on July 10, 2008. On December 18, 2008, the parties filed a joint motion to stay discovery based upon a bill pending in Congress that, if passed, would render the issues in the case moot. The parties also agreed to an administrative closing of the file until at least December 31, 2009. Either party may re-open the file prior to that date. We cannot predict the ultimate outcome of this legal proceeding or related legislation pending in Congress.
In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as RFID devices and other technologies. The 2007 Act requires the FDA to develop a standardized numerical identifier by April 1, 2010. The increased costs of complying with these pedigree and other supply chain custody requirements could increase our costs or otherwise significantly affect our results of operations.

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
In 2007, our Orlando, Florida distribution center’s license to distribute controlled substances and listed chemicals was suspended for an alleged lack of maintaining effective controls against diversion of controlled substances. Under an agreement with the DEA, our distribution center had its license reinstated when we implemented an enhanced and more sophisticated order-monitoring program in all of our ABDC distribution centers. In addition, in June 2007, one of our subsidiaries, Bellco Drug Corp., entered into a consent judgment with the DEA following the suspension of Bellco Drug’s DEA license in May 2007 prior to our acquisition of the business. The DEA had alleged that Bellco Drug had failed to maintain effective controls against the diversion of controlled substances as required by federal law. In the consent judgment, Bellco Drug voluntarily surrendered its DEA registration with leave to apply for a new registration. Bellco Drug received its new DEA registration on February 12, 2008 and resumed distribution of controlled substances. While we expect to continue to comply with all of the DEA’s requirements, there can be no assurance that the DEA will not require further controls against the diversion of controlled substances in the future or will not take similar action against any other of our distribution centers in the future.
Legal, regulatory and legislative changes reducing reimbursement rates for pharmaceuticals and/or medical treatments or services may adversely affect our business and results of operations.
Both our business and the businesses of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined.
Effective January 1, 2007, the Deficit Reduction Act of 2005 (“DRA”) changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals to 250% of the lowest average manufacturer price (“AMP”). On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. In December 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing certain provisions of the AMP rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from disclosing AMP data to states and other entities. In October 2008, CMS issued a separate final rule stating that the federal upper limits will govern in all states unless a state finds that a particular generic drug is not available within that state. These payment limits remain unenforced as a result of the 2007 preliminary injunction. The outcome of the ongoing litigation in the District of Columbia is unknown. The Medicaid Improvements for Patients and Providers Act of 2008 (“MIPPA”) delayed the adoption of CMS’s July 17, 2007 rule and prevented CMS from publishing AMP data before October 1, 2009. Although CMS has yet to take action, the use of an AMP benchmark may result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement formula and related reporting requirements and other provisions of the DRA could significantly reduce our profitability.

The Medicare, Medicaid, and SCHIP Extension Act of 2007, among other things, requires CMS to adjust Medicare Part B drug average sales price (“ASP”) calculations to use volume-weighed ASPs based on actual sales volume. This law, which became effective April 1, 2008, could reduce Medicare reimbursement rates for some Part B drugs, which may indirectly impact the prices we can charge our customers for pharmaceuticals and result in reductions in our profitability.
First DataBank, Inc. and Medi-Span publish drug databases that contain drug information and pricing data. The pricing data includes average wholesale price, or AWP, which is a pricing benchmark widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers. AWP is also used to establish the pricing of pharmaceuticals to certain of our pharmaceutical distribution customers in Puerto Rico. On September 3, 2009, the Court of Appeals for the First Circuit upheld settlements in class action litigation concerning the calculations of AWP pricing data. Under the settlements, First DataBank, Inc. and Medi-Span reduced to 20% the markup on about 1,400 drugs included in the litigation. The companies also reduced to 20% the markup on all drugs with a mark-up higher than 20% and will stop publishing AWP in two years. We continue to evaluate the impact that these actions could have on the business of our customers and our business. There can be no assurances that these settlements and related actions will not have an adverse impact on the business of our customers and/or our business.
ABSG’s business may be adversely affected in the future by changes in Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since ABSG provides a number of services to or through physicians, this could result in slower growth or lower revenues for ABSG.
Our revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with kidney failure and dialysis, and changes in regulatory and clinical medical guidelines for recommended dosage and use. In addition, the FDA has announced that it is reviewing new clinical study data concerning the possible risks associated with erythropoiesis stimulating agents (anemia drugs) and may take additional action with regard to these drugs. CMS has indicated that it may impose additional restrictions on Medicare coverage in the future. Also, on July 30, 2008, CMS announced it is considering a review of national Medicare coverage policy for these drugs for patients who have cancer or pre-dialysis chronic kidney disease. Any further changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues.
The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on health care entities. At this time, we can provide no assurances that such changes, if adopted, would not have an adverse effect on our business.
Changes to the United States healthcare environment may negatively impact our business and our profitability.
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
Congressional leaders also have expressed their intention to enact a comprehensive health reform plan, including provisions to control health care costs, improve health care quality, and expand access to affordable health insurance, potentially including the establishment of a government health insurance plan that would compete with private health plans. Health reform legislation could include changes in Medicare and Medicaid prescription drug payment policies and other health care delivery reforms that would potentially impact our business. The United States House of Representatives has passed its version of a health reform bill, but the United States Senate has not yet taken action on pending health reform proposals. As a result, the exact provisions to be included in a final bill are unknown at this time, nor can we be certain when or if any such legislation will be enacted. Given the potentially sweeping nature of the changes under consideration, there can be no assurances that health reform legislation, if adopted, will not adversely impact our business.
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

Our business and results of operations could be adversely affected by qui tam litigation.
Violations of various federal and state laws governing the marketing, sale and purchase of pharmaceutical products can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Among other things, such violations can form the basis for qui tam complaints to be filed. The qui tam provisions of both the federal civil False Claims Act and various state civil False Claims Acts authorize a private person, known as a “relator” (i.e. whistleblower), to file civil actions under these federal and state statutes on behalf of the federal and state governments. Under the federal civil False Claims Act and the applicable state civil False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on federal and state government authorities to investigate the allegations and to determine whether or not to intervene in the action. Such cases typically revolve around the marketing, sale and/or purchase of branded pharmaceutical products and allege wrongdoing in the marketing, sale and/or purchase of such products. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. Our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and for damages arising from resultant false claims and if government authorities decide to intervene in any such matters and/or we are found liable for all or any portion of violations alleged in any such matters.
A qui tam matter is pending in the United States District Court for the District of Massachusetts (the “Federal District Court”) naming Amgen Inc. as well as two business units of AmerisourceBergen Specialty Group, AmerisourceBergen Specialty Group, and AmerisourceBergen Corporation as defendants. On October 30, 2009, the relator, a former Amgen employee, filed a second amended complaint and fourteen states and the District of Columbia filed a complaint (the “Intervention Complaint”) to intervene in the pending civil case. The complaints allege that from 2002 through 2009, Amgen offered remuneration to medical providers in violation of federal and state health laws to increase purchases and prescriptions of Amgen’s anemia drug, Aranesp. Specifically with regard to the Company’s business units, the complaints allege that ASD Specialty Healthcare, Inc., which is a distributor of pharmaceuticals to physician practices (“ASD”), and International Nephrology Network, which was a business name for one of the Company’s subsidiaries and a group purchasing organization for nephrologists and nephrology practices (“INN”), conspired with Amgen to promote Aranesp in violation of federal and state health laws. The complaints further allege that the defendants caused medical providers to submit to state Medicaid programs false certifications and false claims for payment for Aranesp. According to the complaints, the latter conduct allegedly violated state civil False Claims Acts and constituted fraud and unjust enrichment. The qui tam complaint, as amended on October 30, 2009, also alleges that the defendants caused medical providers to submit to other federal health programs, including Medicare, false certifications and false claims for payment for Aranesp.
Under the federal civil False Claims Act and the applicable state civil False Claims Acts, the filing of the original qui tam complaint by the former Amgen employee triggered obligations of federal and certain state government authorities to investigate the allegations and to determine whether or not to intervene in the action. In connection with this investigative process, the Company has received subpoenas for records issued by the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”). The allegations in the Intervention Complaint and the qui tam complaint, as amended, are within the scope of the Department of Justice’s subpoenas. The Company has been cooperating with the Department of Justice in the inquiry and is producing records in response to the subpoenas. Such subpoenas may be issued in conjunction with investigations arising from the filing of one or more qui tam complaints. Because such lawsuits are filed under seal, and remain under seal until the applicable court orders otherwise, their existence cannot be disclosed absent court order. Therefore, given the pendency of the Department of Justice investigation, the possibility exists that one or more qui tam suits have been filed.
Our business and results of operations could be adversely affected if we are found liable for the violations alleged in the pending qui tam case and/or if the Department of Justice or other state authorities should elect to intervene in the pending case and/or if there should be any companion qui tam cases that arise against us and the other defendants or are pending but yet unsealed.
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
Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting.
Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are a large corporation with operations in the United States, Puerto Rico, Canada and the United Kingdom. As such, we are subject to tax laws and regulations of the United States federal, state and local governments and of certain foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
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
As of September 30, 2009, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico), Canada, and the United Kingdom. In the aggregate, our facilities occupy approximately 8.5 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2020.
We lease approximately 154,000 square feet in Chesterbrook, Pennsylvania for our corporate and ABDC headquarters.
We have 26 full-service ABDC wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 53,000 square feet to 310,000 square feet, with an aggregate of approximately 4.7 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Minnesota, New Jersey, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas and Virginia. As of September 30, 2009, ABDC had 8 wholesale pharmaceutical distribution facilities in Canada. Two of these facilities are owned and are located in the provinces of Newfoundland and Ontario. Six of these locations are leased and located in the provinces of Alberta, British Columbia, Nova Scotia, Ontario, and Quebec.
As of September 30, 2009, the Specialty Group’s operations were conducted in 23 locations, two of which are owned, comprising of approximately 1.4 million square feet. The Specialty Group’s largest leased facility consisted of approximately 276,000 square feet. Its headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, Nevada, North Carolina, and Ohio.
As of September 30, 2009, the Packaging Group’s operations in the U.S. consisted of 3 owned facilities and 5 leased facilities totaling approximately 1.3 million square feet. The Packaging Group’s operations in the U.S. are primarily located in the states of Illinois and Ohio. The Packaging Group’s operations in the United Kingdom are located in 8 owned building units comprising a total of 103,000 square feet.
We consider all of our operating and office properties to be in satisfactory condition.

ITEM 3.	LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 13 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders for the quarter ended September 30, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of our principal executive officers and their ages and positions as of November 1, 2009. Each executive officer serves at the pleasure of our board of directors.

Name	Age	Current Position with the Company
R. David Yost	62	President, Chief Executive Officer and Director
Michael D. DiCandilo	48	Executive Vice President and Chief Financial Officer
Steven H. Collis	48	Executive Vice President and President, AmerisourceBergen Drug Corporation
John G. Chou	53	Senior Vice President, General Counsel and Secretary
Jeanne B. Fisher	68	Senior Vice President, Human Resources
Unless indicated to the contrary, the business experience summaries provided below for our executive officers describe positions held by the named individuals during the last five years.
Mr. Yost has been Chief Executive Officer and a Director of the Company since August 2001 and was President of the Company until October 2002. He again assumed the position of President of the Company in September 2007. He was Chief Executive Officer of AmeriSource Health Corporation from May 1997 until August 2001 and Chairman of the Board of AmeriSource from December 2000 until August 2001. Mr. Yost has been employed by the Company or one of its predecessors for 35 years.
Mr. DiCandilo has been Chief Financial Officer of the Company since March 2002 and an Executive Vice President of the Company since May 2005. From May 2008 to September 2009, he was also Chief Operating Officer of AmerisourceBergen Drug Corporation. From March 2002 to May 2005, Mr. DiCandilo was a Senior Vice President. Mr. DiCandilo has been employed by the Company or one of its predecessors for 19 years.
Mr. Collis was named Executive Vice President and President of AmerisourceBergen Drug Corporation in September 2009. He was Executive Vice President and President of AmerisourceBergen Specialty Group from September 2007 to September 2009 and was Senior Vice President of the Company and President of AmerisourceBergen Specialty Group from August 2001 to September 2007. Mr. Collis has been employed by the Company or one of its predecessors for 15 years.
Mr. Chou was named Senior Vice President and General Counsel of the Company in January 2007. He has served as Secretary of the Company since February 2006. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 7 years.
Ms. Fisher has been Senior Vice President, Human Resources since January 2003. Ms. Fisher has been employed by the Company for 6 years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “ABC.” As of October 31, 2009, there were 3,872 record holders of the Company’s common stock. The following table sets forth the high and low closing sale prices of the Company’s common stock for the periods indicated.
PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2009
First Quarter	$18.50	$13.74
Second Quarter	$19.38	$14.10
Third Quarter	$18.93	$16.26
Fourth Quarter	$22.38	$17.72

Fiscal Year Ended September 30, 2008
First Quarter	$23.56	$21.42
Second Quarter	$23.86	$19.55
Third Quarter	$21.20	$19.50
Fourth Quarter	$21.58	$18.83
On June 15, 2009, the Company effected a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a stock dividend, where each stockholder received one additional share for each share owned. The stock dividend was payable to stockholders of record at the close of business on May 29, 2009.
During the fiscal year ended September 30, 2008, the Company paid quarterly cash dividends of $0.0375. On November 13, 2008, the Company’s board of directors increased the quarterly dividend by 33% and declared a cash dividend of $0.05 per share. During the first three quarters of the fiscal year ended September 30, 2009, the Company paid quarterly cash dividends of $0.05 per share. During the fourth quarter of the fiscal year ended September 30, 2009, the Company increased the quarterly cash dividend by 20% and paid a quarterly cash dividend of $0.06 per share. On November 12, 2009, our board of directors increased the quarterly dividend again by 33% from $0.06 per share to $0.08 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
On November 12, 2009, the Company amended its rights agreement to accelerate the expiration date of all outstanding rights issued under the rights agreement. As a result, any and all rights issued under the rights agreement expired and were no longer outstanding as of the close of business on November 20, 2009.
BNY Mellon is the Company’s transfer agent. BNY Mellon can be reached at (mail) AmerisourceBergen Corporation c/o BNY Mellon Shareowner Services, P.O. Box 358015, Pittsburgh, PA 15252-8015; (telephone): Domestic 1-877-296-3711, Domestic TDD 1-800-231-5469, International 1-201-680-6578 or International TDD 1-201-680-6610; (internet) www.bnymellon.com/shareowner/isd; and (e-mail) Shrrelations@bnymellon.com.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2009.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total	Average Price	as Part of Publicly	Yet Be Purchased
	Number of	Paid per	Announced	Under the
Period	Shares Purchased	Share	Programs	Programs
October 1 to October 31	—	$—	—	$18,079,594
November 1 to November 30	3,454,952	$14.56	3,454,952	$467,760,715
December 1 to December 31	2,457,400	$15.44	2,457,400	$429,807,858
January 1 to January 31	2,149,600	$18.60	2,149,600	$389,834,257
February 1 to February 28	2,407,848	$18.37	2,282,600	$348,037,057
March 1 to March 31	646,760	$15.06	644,600	$338,331,537
April 1 to April 30	1,216	$16.33	—	$338,331,537
May 1 to May 31	3,688,974	$18.27	3,688,602	$270,930,912
June 1 to June 30	1,453,100	$18.23	1,453,100	$244,440,955
July 1 to July 31	1,225	$17.72	—	$244,440,955
August 1 to August 31	3,952,919	$20.27	3,952,919	$164,311,879
September 1 to September 30	4,474,591	$21.51	4,474,591	$68,083,237

Total	24,688,585	$18.33	24,558,364

(a)	In May 2007, the Company announced a program to purchase up to $850 million of its outstanding shares of common stock, subject to market conditions. In November 2007, the Company’s board of directors authorized an increase to the $850 million repurchase program by $500 million, subject to market conditions. During the fiscal year ended September 30, 2009, the Company purchased 1.2 million shares to complete this program.

(b)	In November 2008, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2009, the Company purchased 23.3 million shares under this program for $431.9 million. There is no expiration date related to this new program.

(c)	Employees surrendered 130,221 shares during the fiscal year ended September 30, 2009 to meet tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company’s five year cumulative total stockholder returns relative to the performance of an index of peer companies selected by the Company and of the Standard and Poor’s 500 Composite Stock Index from the market close on September 30, 2004 to September 30, 2009. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2004. The points on the graph represent fiscal year-end index levels based on the last trading day in each fiscal quarter. The historical prices of the Company’s common stock reflect the downward adjustment of approximately 3% that was made by the NYSE in all of the historical prices to reflect the divestiture of Long-Term Care. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: Cardinal Health, Inc. and McKesson Corporation.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG AMERISOURCEBERGEN CORPORATION, THE S&P 500 INDEX
AND A PEER GROUP

ITEM 6.	SELECTED FINANCIAL DATA
The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 21. On June 15, 2009 and December 28, 2005, the Company effected two-for-one stock splits of its outstanding shares of common stock in the form of a 100% stock dividend. All applicable share and per-share amounts were retroactively adjusted to reflect these stock splits.

	As of or for the fiscal year ended September 30,
	2009 (a)	2008 (b)	2007 (c)	2006 (d)	2005 (e)
	(amounts in thousands, except per share amounts)
Statement of Operations Data:
Operating revenue	$70,052,006	$67,518,933	$61,266,792	$56,282,216	$49,640,785
Bulk deliveries to customer warehouses	1,707,984	2,670,800	4,405,280	4,530,205	4,564,723
Total revenue	71,759,990	70,189,733	65,672,072	60,812,421	54,205,508
Gross profit	2,100,075	2,047,002	2,219,059	2,121,616	1,864,822
Operating expenses	1,216,326	1,219,141	1,430,322	1,428,732	1,290,944
Operating income	883,749	827,861	788,737	692,884	573,878
Interest expense, net	58,307	64,496	32,244	12,464	57,223
Income from continuing operations	511,852	469,064	474,803	434,463	253,760
Net income	503,397	250,559	469,167	467,714	264,645
Earnings per share from continuing operations—diluted (f)(g)	$1.69	$1.44	$1.26	$1.05	$0.59
Earnings per share—diluted (b)(f)(g)	$1.66	$0.77	$1.25	$1.13	$0.62
Cash dividends declared per common share (a)	$0.21	$0.15	$0.10	$0.05	$0.025
Weighted average common shares outstanding—diluted	302,754	324,920	375,772	414,892	431,080

Balance Sheet Data:
Cash and cash equivalents	$1,009,368	$878,114	$640,204	$1,261,268	$966,553
Short-term investment securities available for sale	—	—	467,419	67,840	349,130
Accounts receivable, net	3,916,509	3,480,267	3,415,772	3,364,806	2,586,253
Merchandise inventories	4,972,820	4,211,775	4,097,811	4,418,717	4,000,611
Property and equipment, net	619,238	552,159	493,647	497,959	500,532
Total assets	13,572,740	12,217,786	12,310,064	12,783,920	11,381,174
Accounts payable	8,517,162	7,326,580	6,964,594	6,474,210	5,274,591
Long-term debt, including current portion	1,178,001	1,189,131	1,227,553	1,095,491	952,711
Stockholders’ equity	2,716,469	2,710,045	3,099,720	4,141,157	4,280,357
Total liabilities and stockholders’ equity	$13,572,740	$12,217,786	$12,310,064	$12,783,920	$11,381,174

(a)	Includes $3.4 million of facility consolidations, employee severance and other costs, net of income tax benefit of $2.0 million, intangible asset impairment charges of $7.3 million, net of income tax benefit of $4.5 million, and an influenza vaccine inventory write-down of $9.6 million, net of income tax benefit of $5.9 million.

(b)	Includes $7.6 million of facility consolidations, employee severance and other costs, net of income tax benefit of $4.8 million, a $2.1 million gain from antitrust litigation settlements, net of income tax expense of $1.4 million, and an intangible asset impairment charge of $3.3 million, net of income tax benefit of $2.0 million. In fiscal 2008, the Company recorded a non-cash charge to reduce the carrying value of PMSI by $224.9 million, net of income tax benefit of $0.9 million. This non-cash charge, which is reflected in discontinued operations, reduced diluted earnings per share by $0.69.

(c)	Includes $5.0 million of facility consolidations, employee severance and other costs, net of income tax expense of $2.9 million and a $22.1 million gain from antitrust litigation settlements, net of income tax expense of $13.7 million and also includes a $17.5 million charge relating to the write-down of tetanus-diphtheria vaccine inventory to its estimated net realizable value, net of income tax benefit of $10.3 million.

As a result of the July 31, 2007 divestiture of Long-Term Care, the statement of operations data includes the operations of Long-Term Care for the ten months ended July 31, 2007 and the September 30, 2007 balance sheet data excludes Long-Term Care.

(d)	Includes $14.2 million of facility consolidations, employee severance and other costs, net of income tax benefit of $5.9 million, a $25.8 million gain from antitrust litigation settlements, net of income tax expense of $15.1 million, and a $4.1 million gain on the sale of an equity investment and an eminent domain settlement, net of income tax expense of $2.4 million.

(e)	Includes $14.0 million of facility consolidations, employee severance and other costs, net of income tax benefit of $8.7 million, a $71.4 million loss on early retirement of debt, net of income tax benefit of $40.5 million, a $24.7 million gain from antitrust litigation settlements, net of income tax expense of $15.4 million and an impairment charge of $3.2 million, net of income tax benefit of $2.1 million.

(f)	Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard 123R, using the modified-prospective transition method, and therefore, began to expense the fair value of all outstanding stock options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation awards granted subsequent to September 30, 2005 over their requisite service periods. Had the Company expensed share-based compensation for the fiscal year ended September 30, 2005, diluted earnings per share would have been lower by $0.01.

(g)	Effective October 1, 2004, the Company changed its accounting method of recognizing cash discounts and other related manufacturer incentives. The Company recorded a $10.2 million charge for the cumulative effect of change in accounting (net of income tax benefit of $6.3 million) in the consolidated statement of operations for the fiscal year ended September 30, 2005. The $10.2 million charge reduced diluted earnings per share by $0.02 for the fiscal year ended September 30, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein.
We are a pharmaceutical services company providing drug distribution and related healthcare services and solutions to our pharmacy, physician, and manufacturer customers, which are based primarily in the United States and Canada. We are organized based upon the products and services we provide to our customers. Substantially all of our operations are located in the United States and Canada. We also have a pharmaceutical packaging operation in the United Kingdom.
In May 2009, we declared a two-for-one stock split of our outstanding shares of common stock. The stock split occurred in the form of a 100% stock dividend, whereby each stockholder received one additional share for each share owned. The shares were distributed on June 15, 2009 to stockholders of record at the close of business on May 29, 2009. All applicable share and per share data in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to give effect to this stock split.
Acquisition
In May 2009, we acquired Innomar Strategies Inc. (“Innomar”), a Canadian specialty pharmaceutical services company, for a purchase price of $13.4 million, net of a working capital adjustment. Innomar provides services within Canada to pharmaceutical biotechnology companies, including strategic consulting and access solutions, specialty logistics management, patient assistance and nursing services, and clinical research services. The acquisition of Innomar expanded our specialty business in Canada.
Divestitures
In October 2008, we completed the divestiture of our former workers’ compensation business, PMSI. We classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheet as of September 30, 2008 and classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for all periods presented.
We sold PMSI for approximately $31 million, net of a final working capital adjustment, which includes a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010 if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of LIBOR plus 4% (not to exceed 8%), will be payable in cash on a quarterly basis if PMSI achieves a defined minimum fixed charge coverage ratio, or will be compounded quarterly and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, we may be entitled to additional payments of up to $10 million under the subordinated note due from PMSI on the maturity date of the note.
On July 31, 2007, we completed the spin-off of our former institutional pharmacy business, PharMerica Long-Term Care (“Long-Term Care”). In connection with the spin-off, we continue to distribute pharmaceuticals to and generate cash flows from the disposed institutional pharmacy business. The historical operating results of Long-Term Care are not reported as a discontinued operation because of the significance of the continuing cash flows resulting from the pharmaceutical distribution agreement entered into between the disposed component and us. For periods prior to August 1, 2007, our operating results include Long-Term Care.

Reportable Segments
Our operations are currently comprised of one reportable segment, Pharmaceutical Distribution. The Other reportable segment included the operating results of Long-Term Care, through the July 31, 2007 spin-off date. The operating results of PMSI, which was sold in October 2008, were reclassified to discontinued operations.
Pharmaceutical Distribution
The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), and AmerisourceBergen Packaging Group (“ABPG”). Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.
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
ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes vaccines, other injectables, and plasma and other blood products. In addition, through its specialty service businesses, ABSG provides drug commercialization services, third party logistics, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, outcomes research, practice management, group purchasing services for physician practices, and physician education.
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

AmerisourceBergen Corporation
Summary Segment Information

				2009	2008
	Total Revenue			vs.	vs.
	Fiscal year ended September 30,			2008	2007
	2009	2008	2007	Change	Change
	(dollars in thousands)
Pharmaceutical Distribution	$71,759,990	$70,189,733	$65,340,623	2%	7%
Other (a)	—	—	1,045,663	N/M	N/M
Intersegment eliminations	—	—	(714,214)	N/M	N/M

Total	$71,759,990	$70,189,733	$65,672,072	2%	7%

				2009	2008
	Operating Income			vs.	vs.
	Fiscal year ended September 30,			2008	2007
	2009	2008	2007	Change	Change
	(dollars in thousands)
Pharmaceutical Distribution	$889,155	$836,747	$729,978	6%	15%
Other (a)	—	—	24,994	N/M	N/M
Facility consolidations, employee severance and other	(5,406)	(12,377)	(2,072)	(56)	497
Gain on antitrust litigation settlements	—	3,491	35,837	(100)	(90)

Total	$883,749	$827,861	$788,737	7%	5%

Percentages of total revenue:

Pharmaceutical Distribution
Gross profit	2.93%	2.91%	2.87%
Operating expenses	1.69%	1.72%	1.75%
Operating income	1.24%	1.19%	1.12%

Other (a)
Gross profit	N/M	N/M	29.37%
Operating expenses	N/M	N/M	26.98%
Operating income	N/M	N/M	2.39%

AmerisourceBergen Corporation
Gross profit	2.93%	2.92%	3.38%
Operating expenses	1.69%	1.74%	2.18%
Operating income	1.23%	1.18%	1.20%

(a)	Other represents Long-Term Care’s operating results for the ten-month period ended July 31, 2007.
Year ended September 30, 2009 compared with Year ended September 30, 2008
Operating Results
Total revenue of $71.8 billion in fiscal 2009, which includes bulk deliveries to customer warehouses, increased 2% from the prior fiscal year. This increase was due to the 7% growth of ABSG and the 1.8% growth of ABDC, which was impacted by the July 1, 2008 loss of certain business (approximately $3 billion on an annualized basis) with a national retail drug chain customer. Excluding the loss of the above-mentioned business, total revenue in fiscal 2009 would have increased by 5% from the prior fiscal year. During fiscal 2009 and 2008, 68% of total revenue was from sales to institutional customers and 32% was from sales to retail customers. Sales to institutional customers increased 5% in the current fiscal year primarily due to the growth of ABSG and the addition of a new large hospital buying group customer. Sales to retail customers decreased 4% in the current fiscal year as the loss of the above mentioned national chain business was offset, in part, by market growth and the addition of a new large independent retail buying group customer.
We report as revenue bulk deliveries to customer warehouses, whereby we act as an intermediary in the ordering and delivery of pharmaceutical products. Bulk delivery transactions are arranged by us at the express direction of the customer, and involve either shipments from the supplier directly to customers’ warehouse sites (i.e., drop shipment) or shipments from the supplier to us for immediate shipment to the customers’ warehouse sites (i.e., cross-dock shipment). Bulk deliveries of $1.7 billion in fiscal 2009 decreased 36% from the prior fiscal year. This decline was due to the prior year transition of a significant amount of business previously conducted on a bulk delivery basis with our largest customer to an operating revenue basis. We are a principal to bulk delivery transactions because we are the primary obligor and have the ultimate responsibility for fulfillment and acceptability of the products purchased, and bear full risk of delivery and loss for products, whether the products are drop-shipped or shipped cross-dock. We also bear full credit risk associated with the creditworthiness of any bulk delivery customer. As a result, we record bulk deliveries to customer warehouses as gross revenues. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on our operating margins. However, revenue from bulk deliveries has a positive impact on our cash flows due to favorable timing between customer payments to us and payments by us to our suppliers.

ABDC’s total revenue in fiscal 2009 increased by 1.8% from the prior fiscal year, primarily due to revenue from two new large customers, and was partially offset by the loss of certain business with a large retail drug chain customer, as mentioned above.
ABSG’s total revenue in fiscal 2009 of $15.6 billion increased 7% from the prior fiscal year due to good growth broadly across its distribution and service businesses, offset in part, by declining anemia drug sales (see paragraph below). The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower or reduced growth in revenues.
Revenue related to the distribution of anemia-related products, which represented 5% of total revenue in fiscal 2009, decreased approximately 7% from the prior fiscal year. The decline in sales of anemia-related products has been most pronounced in the use of these products for cancer treatment. Sales of oncology-related anemia products represented approximately 1.8% of total revenue in fiscal 2009, and decreased approximately 25% from the prior fiscal year. Several developments have contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients undergoing dialysis or experiencing kidney failure, and changes in regulatory and clinical medical guidelines for recommended dosage and use. As a result, oncology-related anemia drug sales have declined further in fiscal 2009 from our fiscal 2008 total. In addition, the U.S. Food and Drug Administration (“FDA”) is continuing to review clinical study data concerning the possible risks associated with certain anemia products and the Centers for Medicare and Medicaid Services (“CMS”) announced last year that it is considering a review of national Medicare policy for these drugs for patients who have cancer or pre-dialysis kidney disease. The FDA or CMS may take additional action regarding the use, safety labeling and/or Medicare coverage of these drugs in the future. Further changes in medical guidelines for anemia drugs may impact the availability and extent of reimbursement for these drugs from third party payors, including federal and state governments and private insurance plans. Our future revenue growth rate and/or profitability may continue to be impacted by any future reductions in reimbursement for anemia drugs or changes that limit the dosage and/or use of anemia drugs.
We expect that our total revenue growth in fiscal 2010 for ABDC and ABSG will be between 5% and 7%. Due to the addition of two significant new customers in March and April 2009, we expect revenue growth will be higher in the first half of fiscal 2010 than in the second half. Our expected growth reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth has also been impacted by industry competition and changes in customer mix. Industry sales in the United States, as recently estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 3% and 5% in calendar 2010. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market. Additionally, IMS expects the U.S. pharmaceutical industry to grow annually in the low to mid-single digit percentages through 2013. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in federal government rules and regulations.
Gross profit of $2.1 billion in fiscal 2009 increased by $53.1 million or 3% from the prior fiscal year. This increase was primarily due to the strong growth and increased profitability of our generic programs, including specialty generics (with generic revenue increasing by15% in comparison to the prior fiscal year), increased contributions from our fee-for-service agreements (including $10.2 million of fees relating to prior period sales resulting from the execution of new agreements in the quarter ended December 31, 2008), and good growth from ABSG’s businesses, all of which was offset, in part, by ABSG’s $15.5 million write-down of influenza vaccine inventory in the December 2008 quarter, and normal competitive pressures on customer margins in the current fiscal year. Gross profit in fiscal 2009 benefited from a settlement of $1.8 million with a former customer. Gross profit in the prior fiscal year benefited from a gain of $13.2 million relating to favorable litigation settlements with a former customer and a major competitor, and an $8.6 million settlement of disputed fees with a supplier, and was partially offset by an $8.4 million inventory write-down of certain pharmacy equipment. Additionally, in the prior fiscal year, we recognized a gain of $3.5 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain, which was excluded from the determination of Pharmaceutical Distribution segment’s gross profit, was recorded as a reduction to cost of goods sold. The Company is unable to estimate future gains, if any, it will recognize as a result of antitrust settlements (see Note 14 of the Notes to the Consolidated Financial Statements). As a percentage of total revenue, gross profit in fiscal 2009 was 2.93%, an increase of 1 basis point from the prior fiscal year.

Our cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. We recorded a LIFO charge of $15.1 million and $21.1 million in fiscal 2009 and 2008, respectively. The fiscal 2009 and 2008 LIFO charges reflect brand-name supplier price inflation, which more than offset price deflation of generic drugs.
Operating expenses of $1.2 billion in fiscal 2009 declined by nearly $3.0 million when compared to the prior fiscal year as a decrease in facility consolidations, employee severance and other charges of $7.0 million, a decrease in depreciation and amortization expenses of $3.2 million, and a decrease in asset impairment charges of $1.5 million were offset, in part, by an increase in bad debt expense of $4.2 million. Asset impairment charges in the current fiscal year included trade name impairment charges of $11.8 million and the write-off of certain capitalized software totaling $2.8 million. Asset impairment charges in the prior fiscal year included trade name impairment charges of $5.3 million related to certain of our smaller business units and impairment charges related to capitalized equipment and software development costs totaling $10.8 million, primarily due to ABDC’s decision to abandon the use of certain software, which will be replaced in connection with our Business Transformation project. Additionally, expenses incurred in fiscal 2009 in connection with our Business Transformation project, which includes a new enterprise resource planning (“ERP”) platform, increased by $13.8 million from the prior fiscal year. As a result of our cE2 initiative described below, we have been able to substantially offset these incremental costs by reducing our warehouse operating costs through continuing productivity improvements and by streamlining our organizational structures within ABDC and ABSG. As a percentage of total revenue, operating expenses were 1.69% and 1.74% in fiscal 2009 and 2008, respectively.
The following table illustrates the charges incurred relating to facility consolidations, employee severance and other (which are excluded from the operating expenses of the Pharmaceutical Distribution segment) for the fiscal years ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Facility consolidations and employee severance	$5,406	$9,741
Costs relating to business divestitures	—	2,636

Total facility consolidations, employee severance and other	$5,406	$12,377

In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we reduced various operating costs and terminated certain positions. During fiscal 2009 and 2008, we terminated 197 and 130 employees and incurred $3.1 million and $10.0 million of employee severance costs, respectively, relating to our cE2 initiative. Additionally, in fiscal 2009, we recorded $2.2 million of additional expense relating to the Bergen Brunswig Matter as described in Note 13 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements. In fiscal 2008, we reversed $1.0 million of employee severance charges previously estimated and recorded relating to a prior integration plan. Costs related to business divestitures in fiscal 2008 related to the sale of our former workers’ compensation business, PMSI.
We paid a total of $15.4 million and $6.8 million for employee severance, lease cancellation and other costs in fiscal 2009 and 2008, respectively. Remaining unpaid amounts of $11.4 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying balance sheet at September 30, 2009. Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.
Operating income of $883.7 million in fiscal 2009 increased 7% from the prior fiscal year primarily due to the increase in gross profit. As a percentage of total revenue, operating income of 1.23% in fiscal 2009 increased 5 basis points from the prior fiscal year due to the 2% increase in revenue while operating expense dollars remained relatively flat.
The costs of facility consolidations, employee severance and other, and the charges relating to intangible asset impairments, less the gain on antitrust litigation settlements had the effect of decreasing operating income as a percentage of total revenue by 2 basis points in each of fiscal 2009 and 2008.

Interest expense, interest income, and their respective weighted average interest rates in fiscal 2009 and 2008 were as follows (in thousands):

	2009		2008
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$63,502	4.88%	$75,099	5.48%
Interest income	(5,195)	0.85%	(10,603)	3.33%

Interest expense, net	$58,307		$64,496

Interest expense decreased from the prior fiscal year due to a decrease of $90.4 million in average borrowings and a decrease in the weighted-average interest rate on borrowings under our revolving credit facilities to 2.08% from 4.77% in the prior fiscal year. Interest income decreased from the prior fiscal year primarily due to a decline in the weighted-average interest rate, offset in part, by an increase in average invested cash of $218.5 million.
Our net interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, and strategic decisions to deploy our invested cash.
Income taxes in fiscal 2009 reflect an effective income tax rate of 37.9%, compared to 38.4% in the prior fiscal year. Due to the impact of discrete tax events, we were able to recognize certain federal and state tax benefits in fiscal 2009, thereby reducing our effective tax rate from the prior fiscal year.
Income from continuing operations of $511.9 million in fiscal 2009 increased 9% from $469.1 million in the prior fiscal year due to the increase in operating income, the decrease in interest expense and the reduction in the effective income tax rate. Diluted earnings per share from continuing operations of $1.69 in fiscal 2009 increased 17% from $1.44 per share in the prior fiscal year. The difference between diluted earnings per share growth and the increase in income from continuing operations was due to the 7% reduction in weighted average common shares outstanding resulting from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.
Loss from discontinued operations, net of income taxes, in fiscal 2009 included a final PMSI working capital adjustment of $2.8 million and costs in connection with a prior period business disposition. Loss from discontinued operations, net of income taxes, in fiscal 2008 primarily related to the PMSI business, and included a $224.8 million charge, net of income taxes, to reduce its carrying value.
Year ended September 30, 2008 compared with Year ended September 30, 2007
Operating Results
Total revenue of $70.2 billion in fiscal 2008, which includes bulk deliveries to customer warehouses, increased 7% from the prior fiscal year. This increase was driven by the Pharmaceutical Distribution segment, which received a 3% contribution from the Bellco acquisition. During fiscal 2008, 68% of total revenue was from sales to institutional customers and 32% was from sales to retail customers; this compared to a customer mix in the prior fiscal year of 64% institutional and 36% retail. In comparison to the prior fiscal year results, sales to institutional customers increased 15% primarily due to the acquisition of Bellco (the revenue of which is heavily weighted towards institutional customers) and the strong growth of certain large customers. Sales to retail customers decreased 5% primarily due to our decision not to renew a contract, effective January 2007, with a large retail customer and the July 1, 2008 loss of certain business totaling approximately $3.0 billion of annual revenue from a large retail drug chain customer.
Bulk deliveries of $2.7 billion in fiscal 2008 decreased 39% from the prior fiscal year. This decline was due to the fiscal 2008 transition of a significant amount of business previously conducted on a bulk delivery basis with our largest customer to an operating revenue basis. Revenue relating to bulk deliveries fluctuates primarily due to changes in demand from our largest bulk customer. Due to the insignificant service fees generated from bulk deliveries, fluctuations in volume have no significant impact on operating margins. However, revenue from bulk deliveries has a positive impact on our cash flows due to favorable timing between the customer payments to us and payments by us to our suppliers.
ABDC’s total revenue (excluding Bellco) increased by 5% in fiscal 2008 in comparison to the prior fiscal year. This revenue growth was primarily due to the increase in sales to certain of our large institutional customers, offset, in part, by the decline in retail customer revenue, as discussed above.
ABSG’s total revenue (excluding Bellco) of $13.0 billion in fiscal 2008 increased 3% compared to the prior fiscal year primarily due to strong double-digit growth of its non-oncology distribution businesses. Oncology distribution’s revenue, which represented approximately 60% of ABSG’s total revenue, was flat compared to the prior fiscal year. ABSG’s revenue growth was affected primarily by declining anemia drug sales and by one of its large customers for oncology drugs being acquired by a competitor in October 2007. The former customer contributed approximately $800 million to ABSG’s revenue in fiscal 2007. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals, primarily injectibles, to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products.

Revenue related to the distribution of anemia-related products, which represented approximately 5.8% of Pharmaceutical Distribution’s total revenue in fiscal 2008, decreased approximately 23% from the prior fiscal year. The decline in sales of anemia-related products since the second half of fiscal 2007 was most pronounced in the use of these products for cancer treatment. Sales of oncology anemia-related products represented approximately 2.2% of total revenue in fiscal 2008 and decreased approximately 32% from the prior fiscal year. Several developments contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with kidney failure and dialysis, and changes in regulatory and clinical medical guidelines for recommended dosage and use.
Gross profit of $2.0 billion in fiscal 2008 decreased 8% from the prior fiscal year. As a percentage of total revenue, gross profit in fiscal 2008 was 2.92%, a decrease of 46 basis points from the prior fiscal year. These declines were related to the Other segment, as the prior year’s consolidated results included $307.1 million of gross profit from the operating results of Long-Term Care through the July 31, 2007 spin-off date. The Other segment gross profit decrease was offset, in part, by the 9% increase in the Pharmaceutical Distribution segment’s gross profit in fiscal 2008, primarily due to revenue growth, growth of our generic programs, the acquisition of Bellco, and strong brand-name manufacturer price appreciation. Fiscal 2008 gross profit benefited from gains of $13.2 million relating to favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor and an $8.6 million settlement of disputed fees with a supplier, and was offset, in part, by an $8.4 million inventory write-down of certain pharmacy dispensing equipment. Fiscal 2007 gross profit was impacted by ABSG’s $27.8 million charge relating to the write-down of tetanus-diptheria vaccine inventory to its estimated net realizable value. In fiscal 2008 and 2007, we recognized gains of $3.5 million and $35.8 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold and contributed 0.2% and 1.6% of gross profit in fiscal 2008 and 2007, respectively.
Our cost of goods sold includes a last-in, first out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. We recorded a LIFO charge of $21.1 million and $2.2 million in fiscal 2008 and 2007, respectively. The fiscal 2008 LIFO charge reflects greater brand-name supplier price inflation, which more than offset the impact of price deflation of generic drugs. During fiscal 2007, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in the prior fiscal year. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million.
Consolidated operating expenses of $1.2 billion in fiscal 2008 decreased by 15% from the prior fiscal year. This decline was related to the Other segment, as the prior year’s consolidated results included $282.1 million of operating expenses from the operating results of Long-Term Care and was partially offset by operating expenses of our recent acquisitions, primarily those of Bellco. Pharmaceutical Distribution operating expenses in fiscal 2008 increased by 5% from the prior fiscal year. This increase was primarily related to the operating expenses of our recent acquisitions, primarily those of Bellco. Additionally, Pharmaceutical Distribution operating expenses in fiscal 2008 were impacted by ABDC impairment charges related to capitalized equipment and software development costs totaling $10.8 million, primarily due to ABDC’s decision to abandon the use of certain software which will be replaced in connection with our Business Transformation project. Pharmaceutical Distribution operating expenses in fiscal 2008 were also impacted by a $5.3 million write-down of intangible assets related to certain smaller business units. As a percentage of total revenue, Pharmaceutical Distribution operating expenses in fiscal 2008 decreased 3 basis points from the prior fiscal year due to improvements in operating leverage, primarily in ABDC, where operating expenses declined despite an increase in total revenue, due to a more streamlined organizational structure within ABDC and ABSG and the cost savings achieved resulting from our cE2 initiative.
The following table illustrates the charges incurred relating to facility consolidations, employee severance and other (which are excluded from the operating expenses of the Pharmaceutical Distribution segment) for the fiscal years ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Facility consolidations and employee severance	$9,741	$(5,863)
Information technology transition costs	—	1,679
Costs relating to business divestitures	2,636	9,335
Gain on sale of assets	—	(3,079)

Total facility consolidations, employee severance and other	$12,377	$2,072

In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we reduced various operating costs and terminated certain positions. In fiscal 2008, we terminated approximately 130 employees and incurred $10.0 million of employee severance costs, relating to the aforementioned efforts.

In fiscal 2007, we completed our integration plan to consolidate our distribution network and eliminate duplicative administrative functions. The plan included building six new facilities, closing 31 facilities and outsourcing a significant amount of our information technology activities. In fiscal 2008, we reversed $1.0 million of employee severance charges previously estimated and recorded related to this integration plan.
In fiscal 2006, we incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999. In October 2007, we received a favorable ruling from a California appellate court reversing certain portions of the prior adverse decision. As a result, we reduced our liability in fiscal 2007 to the Bergen Brunswig chief executive officer by $10.4 million (see Bergen Brunswig Matter under Note 13 of Notes to the Consolidated Financial Statements). The fiscal 2007 compensation expense reduction was recorded as a component of facility consolidations and employee severance.
Costs related to business divestitures in fiscal 2008 and 2007 related to PMSI and the Long-Term Care spin-off, respectively.
In fiscal 2007, we recognized a $3.1 million gain relating to the sale of certain retail pharmacy assets of our former Long-Term Care business.
We paid a total of $6.8 million and $20.7 million for employee severance, lease cancellation and other costs in fiscal year 2008 and 2007, respectively. Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.
Operating income of $827.9 million in fiscal 2008 increased 5% from the prior fiscal year due to the 15% or $106.8 million increase in the Pharmaceutical Distribution segment’s operating income, which was offset, in part, by a decrease of $32.3 million in gains from antitrust litigation settlements, and an increase of $10.3 million in facility consolidation, employee severance and other costs. Additionally, the prior fiscal year benefited from a $25.0 million contribution from Long-Term Care, prior to its July 2007 spin-off. As a percentage of total revenue, operating income in fiscal 2008 decreased 2 basis points from the prior fiscal year despite Pharmaceutical Distribution’s operating income as a percentage of total revenue increasing by 7 basis points. This increase was due to the improvements in the gross profit and operating expense margins of the Pharmaceutical Distribution segment. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements, decreased operating income by $8.9 million in fiscal 2008 and reduced operating income as a percentage of total revenue by 1 basis point. The gain on antitrust litigation settlements, less the costs of facility consolidations, employee severance and other, contributed $33.8 million to operating income in fiscal 2007 and increased operating income as a percentage of total revenue by 5 basis points. Long-Term Care’s operating income in fiscal 2007 increased operating income as a percentage of total revenue by 4 basis points.
Other loss of $2.0 million and $3.0 million in fiscal 2008 and 2007, respectively, primarily related to other-than-temporary impairment losses incurred with respect to equity investments.
Interest expense, interest income and their respective weighted average interest rates in fiscal 2008 and 2007 were as follows (in thousands):

	2008		2007
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$75,099	5.48%	$75,661	5.65%
Interest income	(10,603)	3.33%	(43,417)	4.26%

Interest expense, net	$64,496		$32,244

Interest expense was relatively consistent when compared to the prior fiscal year as an increase of $85.2 million in average borrowings was offset by the decline in the weighted average interest rate. Interest income decreased substantially from the prior fiscal year primarily due to a decline in average invested cash and short-term investments from $976.2 million during the prior fiscal year to $309.5 million during fiscal 2008.
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

Income from continuing operations of $469.1 million in fiscal 2008 decreased 1% from $474.8 million in the prior fiscal year. The 5% increase in 2008 operating income was offset by the increase in net interest expense and the increase in the effective income tax rate. Diluted earnings per share from continuing operations of $1.44 increased 14% from $1.26 per share in the prior fiscal year. The difference between diluted earnings per share growth and the decline in income from continuing operations was due to the 14% reduction in weighted average common shares outstanding from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises. The costs of facility consolidations, employee severance and other, less the gain on antitrust litigation settlements decreased income from continuing operations by $5.5 million and decreased diluted earnings per share by $0.02 in fiscal 2008. The gain on antitrust litigation settlements less the costs of facility consolidations, employee severance and other contributed $17.0 million to income from continuing operations and $0.05 to diluted earnings per share in fiscal 2007. Additionally, the inclusion of Long-Term Care’s operating results in fiscal 2007 increased diluted earnings per share from continuing operations by $0.04.
The loss from discontinued operations of $218.5 million, net of income taxes, relates to the PMSI business, which was sold in October 2008. The loss from discontinued operations in fiscal 2008 includes a $224.9 million charge, net of income taxes, recorded to reduce the carrying value of PMSI. Loss from discontinued operations of $5.6 million, net of income taxes, in fiscal 2007 included a $24.6 million charge, net of income taxes, incurred by us related to an adverse court ruling with respect to a contingent purchase price adjustment in connection with the 2003 acquisition of Bridge Medical, Inc. (“Bridge”). Substantially all of the assets of the Bridge business were sold in July 2005. The aforementioned charge in fiscal 2007 was substantially offset by income from discontinued operations relating to the PMSI business.
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
Critical Accounting Policies and Estimates
Critical accounting policies are those policies which involve accounting estimates and assumptions that can have a material impact on our financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For a complete list of significant accounting policies, see Note 1 of Notes to the Consolidated Financial Statements.
Allowance for Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers’ financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2009, 2008 and 2007 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.
Bad debt expense for the fiscal years ended September 30, 2009 and 2008 was $31.8 million and $27.6 million, respectively. Bad debt expense for the fiscal year ended September 30, 2007 was $48.5 million, which included Long-Term Care’s bad debt expense of $17.6 million. An increase or decrease of 0.1% in the 2009 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $4.0 million.

Supplier Reserves
We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on the judgment of management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2009 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $8.5 million. The ultimate outcome of any outstanding claim may be different from our estimate.
Loss Contingencies
An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events. We regularly review loss contingencies to determine the adequacy of the accruals and related disclosures. The amount of the actual loss may differ significantly from these estimates.
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 75% and 78% of our inventories at September 30, 2009 and 2008, respectively, has been determined using the last-in, first-out (“LIFO”) method. If we had used the first-in, first-out (“FIFO”) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $191.1 million and $176.0 higher than the amounts reported at September 30, 2009 and 2008, respectively. We recorded a LIFO charge of $15.1 million, $21.1 million, and $2.2 million in fiscal 2009, 2008, and 2007 respectively. During the fiscal year ended September 30, 2007, inventory declines resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million and increase diluted earnings per share by $0.01.
Business Combinations
The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from and economic lives of customer relationships, trade names, existing technology, and other intangible assets; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual events.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements, patents and software technology, are amortized over their useful lives.
In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of our reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. We are required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of our market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. In fiscal 2009, due to the existence of impairment indicators at U.S. Bioservices, a specialty pharmacy company within the Company’s Specialty Group, we performed an impairment test on the pharmacy’s trade name as of June 30, 2009, which resulted in an impairment charge of $8.9 million. In fiscal 2008, PMSI experienced certain customer losses and learned that it would lose its largest customer at the end of calendar 2008. As a result, and after considering other factors, we committed to a plan to divest PMSI. We performed an interim impairment test of our PMSI reporting unit and determined that its goodwill was impaired. Therefore, PMSI wrote-off the carrying value of its goodwill of $199.1 million. In addition, we also recognized charges of $26.7 million to record the estimated loss on the sale of PMSI (see Note 4 of the Notes to the Consolidated Financial Statements). We completed our required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2009 and 2008 and, as a result, recorded $1.6 million and $5.3 million of impairment charges, respectively. Our estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

Share-Based Compensation
We utilize a binomial option pricing model to determine the fair value of share-based compensation expense, which involves the use of several assumptions, including expected term of the option, future volatility, dividend yield and forfeiture rate. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of our common stock as well as other factors, such as implied volatility.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and uncertain tax positions reflect management’s assessment of estimated future taxes to be paid on items in the financial statements. Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes.
We have established a net valuation allowance against certain deferred tax assets for which the ultimate realization of future benefits is uncertain. Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, we anticipate that no limitations will apply with respect to utilization of any of the other net deferred income tax assets described above.
During fiscal 2008, we adopted Accounting Standards Codification (“ASC”) 740, “Income Taxes” (formerly referenced as FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”), which changed the framework for accounting for uncertainty in income taxes. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.
We have established an estimated liability for federal, state and non-U.S. income tax exposures that arise and meet the criteria for accrual. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems.
We believe that our estimates for the valuation allowances against deferred tax assets and tax contingency reserves are appropriate based on current facts and circumstances. However, others applying reasonable judgment to the same facts and circumstances could develop a different estimate and the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income from continuing operations before income taxes would have caused income tax expense to change by $8.2 million in fiscal 2009.

Liquidity and Capital Resources
The following table illustrates our debt structure at September 30, 2009, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability
Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$399,058	$—
$500,000, 5 7/8% senior notes due 2015	498,339	—
Other	1,113	—

Total fixed-rate debt	898,510	—

Variable-Rate Debt:
Blanco revolving credit facility due 2010	55,000	—
Multi-currency revolving credit facility due 2011	224,026	456,990
Receivables securitization facility due 2010	—	700,000
Other	465	1,161

Total variable-rate debt	279,491	1,158,151

Total debt, including current portion	$1,178,001	$1,158,151

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.
In November 2009, we issued $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”). The 2019 Notes were sold at 99.174% of the principal amount and have an effective yield of 4.98%. Interest on the 2019 Notes is payable semiannually, in arrears, commencing May 15, 2010. The 2019 Notes rank pari passu to the Multi-Currency Revolving Credit Facility and the 2012 Notes and the 2015 Notes (all defined below). We used the net proceeds of the 2019 Notes to repay substantially all amounts outstanding under our Multi-Currency Revolving Credit Facility and the remaining net proceeds will be used for general corporate purposes. Costs incurred in connection with the issuance of the 2019 Notes will be deferred and amortized over the 10-year term of the notes.
We have a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. (This amount reflects the reduction of $55 million in availability under the facility as a result of the September 2008 bankruptcy of Lehman Commercial Paper, Inc.). Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2009). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at September 30, 2009). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
In April 2009, we amended our receivables securitization facility (“Receivables Securitization Facility”), electing to reduce the amount available under the facility from $975 million to $700 million and extend the expiration date to April 2010. We continue to have an accordion feature available to us whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. We pay a commitment fee to maintain the availability under the Receivables Securitization Facility. The program fee and the commitment fee were 150 basis points and 75 basis points, respectively, at September 30, 2009. At September 30, 2009, there were no borrowings outstanding under the Receivables Securitization Facility. In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. We use the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources. We securitize our trade accounts, which are generally non-interest bearing. The agreement governing the Receivables Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

In April 2009, we amended the $55 million Blanco revolving credit facility, (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2010. Borrowings under the Blanco Credit Facility are guaranteed by us. In connection with the April 2009 amendment, interest on borrowings under this facility increased from 55 basis points over LIBOR to 200 basis points over LIBOR. Additionally, we are required to pay quarterly facility fees of 50 basis points on any unused portion of the facility. The Blanco Credit Facility is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2009 because we have the ability and intent to refinance it on a long-term basis.
We have outstanding $400 million of 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of principal amount and have an effective yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears.
Our operating results have generated cash flow, which, together with availability under our debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt, dividends, and repurchases of shares of our common stock.
Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers. In addition, volatility in financial markets may also negatively impact our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us could adversely affect our revenue growth, our profitability, and our cash flow from operations.
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
Our primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of our common stock, finance acquisitions and fund capital expenditures (including our Business Transformation Project) and routine growth and expansion through new business opportunities. In November 2008, our board of directors approved a program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. We purchased $450.0 million of our common stock in fiscal 2009, of which $431.9 million was purchased under the above-mentioned program and $18.1 million was purchased to close out the May 2007 share repurchase program. As of September 30, 2009, we had $68.1 million of availability remaining on our $500 million share repurchase program. In November 2009, our board of directors approved a new program authorizing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. We expect to purchase approximately $350 million of our common stock in fiscal 2010, subject to market conditions. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at September 30, 2009 (in thousands):

	Payments Due by Period
		Within 1			After 5
	Total	year	1-3 years	4-5 years	years
Debt, including interest payments	$1,425,724	$108,958	$728,641	$58,750	$529,375
Operating leases	238,912	52,344	75,125	36,405	75,038
Other commitments	859,489	275,432	389,052	165,654	29,351

Total	$2,524,125	$436,734	$1,192,818	$260,809	$633,764

The $55 million Blanco Credit Facility, which expires in April 2010, is included in the “Within 1 year” column in the above table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2009 because we have the ability and intent to refinance it on a long-term basis.
We have commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. We are required to purchase annual doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements, as amended, will be approximately $270.2 million as of September 30, 2009. These influenza vaccine commitments are included in “Other commitments” in the above table.

We have commitments to purchase blood products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $421.6 million as of September 30, 2009. These blood product commitments are included in “Other commitments” in the above table.
We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities and, in fiscal 2009, expanded and amended our relationship by engaging IBM to provide assistance with the implementation of our new enterprise resource planning (“ERP”) platform. The remaining commitment under our ten-year arrangement, as amended, which expires in June 2015, is approximately $134.8 million and is included in “Other commitments” in the above table.
Our liability for uncertain tax positions was $54.4 million as of September 30, 2009. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the contractual obligations table on page 33.
During fiscal 2009, our operating activities provided $783.8 million of cash as compared to cash provided of $737.1 million in the prior fiscal year. Net cash provided by operating activities during fiscal 2009 was principally the result of income from continuing operations of $511.9 million, non-cash items of $254.0 million, and an increase in accounts payable, accrued expenses and income taxes of $1,259.6 million, offset, in part, by an increase in merchandise inventories of $765.0 million and an increase in accounts receivable of $457.8 million. Non-cash items included the provision for deferred income taxes of $84.3 million, which primarily related to income tax deductions associated with merchandise inventories. The increase in accounts receivable, merchandise inventories and accounts payable, accrued expenses and income taxes all principally related to our 12% revenue growth in the month of September 2009 in comparison to the prior year month. Additionally, our merchandise inventory and related accounts payable balances were also impacted by inventory purchases of approximately $400 million in the month of September 2009, primarily relating to the purchase of generic products due to a recent product launch and purchases made in advance of a manufacturer’s temporary plant shut-down in connection with its facility consolidation efforts. The average number of days sales outstanding in fiscal 2009 decreased to 18.1 days from 18.7 days in fiscal 2008 primarily due to favorable customer mix within ABDC. The number of average inventory days on hand in fiscal 2009 and 2008 was consistent at 25 days. Additionally, the number of average days payable outstanding in fiscal 2009 and 2008 was relatively consistent at 32.8 days and 32.6 days, respectively. Operating cash uses during fiscal 2009 included $56.9 million in interest payments and $192.9 million of income tax payments, net of refunds.
During fiscal 2008, our operating activities provided $737.1 million of cash as compared to cash provided of $1,207.9 million in the prior fiscal year. Net cash provided by operating activities during fiscal 2008 was principally the result of income from continuing operations of $469.1 million, non-cash items of $218.1 million, and an increase in accounts payable, accrued expenses and income taxes of $53.7 million. Non-cash items included the provision for deferred income taxes of $62.1 million, which was significantly higher than the prior fiscal year due to the increase in income tax deductions associated with merchandise inventories. Merchandise inventories increased slightly despite the 7% increase in total revenue, as the number of average inventory days on hand decreased by 2 days compared to the prior fiscal year primarily due to the continued benefits achieved from the consolidation of our distribution network and strong inventory management. Accounts receivable declined by $8.7 million from the prior fiscal year compared to the increase in sales as average days sales outstanding declined from 19.4 days in fiscal 2007 to 18.7 days in fiscal 2008 due to changes in customer mix including the July 1, 2008 sales reduction with a large chain customer. Additionally ABDC, which has lower average days sales outstanding than ABSG, grew faster than ABSG in fiscal 2008. Accounts payable, accrued expenses and income taxes grew less than revenues due to the reversal of favorable timing at the end of fiscal 2007. Average days payable outstanding in fiscal 2008 declined by 1/2 of one day from the prior fiscal year. Operating cash uses during fiscal 2008 included $68.5 million in interest payments and $262.9 million of income tax payments, net of refunds.
During fiscal 2007, our operating activities provided $1,207.9 million of cash as compared to cash provided of $807.3 million in the prior fiscal year. Net cash provided by operating activities during fiscal 2007 was principally the result of income from continuing operations of $474.8 million, non-cash items of $186.9 million, an increase in accounts payable, accrued expenses and income taxes of $507.6 million, and a decrease in merchandise inventories of $286.1 million, partially offset by an increase in accounts receivable of $236.0 million. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in sales and days payable outstanding. Days payable outstanding in fiscal 2007 increased by 2 days from the prior fiscal year due to favorable timing of payments to our suppliers and the strong growth of ABSG, which has a higher days payable outstanding ratio than ABDC because certain of ABSG’s businesses have more favorable payment terms with their suppliers. The inventory turnover rate for the Pharmaceutical Distribution segment improved to 13.6 times in fiscal 2007 from 12.2 times in the prior fiscal year. The number of inventory days on hand decreased compared to the prior fiscal year primarily due to the benefits resulting from having completed our integration plan to consolidate the ABDC distribution network and the strong growth of ABSG’s business, which has lower inventory days on hand requirements. After several years of consolidation activity, the 26 U.S. ABDC distribution facilities in fiscal 2007 provided a stable distribution network environment, which combined with strong inventory management, resulted in a significant reduction in safety stock inventory. The increase in accounts receivable was due to the increase in operating revenue and an increase in average days sales outstanding for the Pharmaceutical Distribution segment. Average days sales outstanding for the Pharmaceutical Distribution segment increased to 18.8 days in fiscal 2007 from 16.7 days in the prior fiscal year. This increase was largely driven by the above-market rate growth of the Specialty Group, which generally has a higher receivable investment than the ABDC distribution business. Operating cash uses during fiscal 2007 included $65.9 million in interest payments and $253.2 million of income tax payments, net of refunds.

Capital expenditures in fiscal 2009, 2008 and 2007 were $145.8 million, $137.3 million, and $111.3 million, respectively. We currently estimate that we will spend approximately $140 million for capital expenditures during fiscal 2010. Capital expenditures in fiscal 2009 related principally to our Business Transformation project, which includes a new ERP platform that will be implemented in ABDC and our corporate office, and improvements made to our operating facilities. Capital expenditures in fiscal 2008 related principally to improving our information technology infrastructure, which included a significant purchase of software relating to our Business Transformation project, the expansion of our ABPG production facility in Rockford, Illinois, and investments in warehouse expansions and improvements. Capital expenditures in fiscal 2007 related principally to improving our information technology infrastructure, investments in ABDC warehouse expansions, equipment investments at ABSG and ABPG, equipment and furniture related to ABSG’s new corporate facility, and ABPG’s Illinois facility expansion.
In May 2009, we acquired Innomar, a Canadian specialty pharmaceutical services company, for a purchase price of $13.4 million, net of a working capital adjustment.
In October 2008, we sold PMSI for approximately $31 million, net of a final working capital adjustment. We received cash totaling $11.9 million and a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date.
In October 2007, we purchased Bellco, a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of cash acquired.
In October 2006, we acquired IgG, a specialty pharmacy and infusion services business specializing in IVIG, for $37.2 million. In November 2006, we acquired AMD, a Canadian company that provides services including reimbursement support and nursing support services, for $13.4 million. In April 2007, we acquired Xcenda, a consulting business which applies customized solutions and innovative approaches that discover and communicate the value of pharmaceuticals and other healthcare technologies, for $25.2 million. Additionally, in fiscal 2007, in connection with our fiscal 2006 acquisition of Brecon, we made a contingent payment in the amount of $7.6 million to the former owners of Brecon. We also made payments of $2.9 million in fiscal 2007 related to certain prior period acquisitions.
Net cash provided by investing activities in fiscal 2008 and 2007 included purchases and sales of short-term investment securities. Net proceeds (purchases) relating to these investment activities in fiscal 2008 and 2007 were $467.4 million and $(399.6) million, respectively. These short-term investment securities primarily consisted of commercial paper and tax-exempt variable rate demand notes used to maximize our after tax interest income. We do not have any short-term investment securities as of September 30, 2009, nor have we purchased or sold short-term investment securities since the quarter ended March 31, 2008.
Net cash used in investing activities in fiscal 2007 also included proceeds from the sales of property and equipment, primarily related to the sale of certain distribution facilities and proceeds from the sales of other assets, which principally related to the sale of certain retail pharmacy assets of our former Long-Term Care business.
Net cash used in financing activities in fiscal 2009, 2008, and 2007 included net (repayments) borrowings of $(8.8) million, $(16.4) million, and $101.8 million, respectively, under our revolving and securitization credit facilities. The net borrowings in fiscal 2007 were primarily related to our Canadian operations.
In connection with the spin-off transaction, Long-Term Care borrowed $125.0 million from a financial institution, and provided a one-time distribution to us. This distribution was reflected as a financing activity in fiscal 2007 on our Consolidated Statement of Cash Flows.
During fiscal 2009, 2008, and 2007, we purchased a total of $450.4 million, $679.7 million, and $1,434.4 million, respectively, of our common stock in connection with our share repurchase programs, which are summarized below.
In August 2006, our board of directors authorized a program allowing the purchase of up to $750 million of our outstanding shares of common stock. During fiscal 2007, we purchased 31.1 million shares of our common stock to complete this program.
In May 2007, our board of directors authorized a program allowing the purchase of up to $850 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2007, we purchased $652.6 million under this program. In November 2007, our board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions. During fiscal 2008, we purchased $679.7 million under this program. During fiscal 2009, we purchased 1.2 million shares of our common stock to complete this program.
In November 2008, our board of directors authorized a program allowing the purchase of up to $500 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2009, we purchased $431.9 million under this program. We have $68.1 million of availability remaining under this share repurchase program as of September 30, 2009.

In November 2009, our board of directors authorized a new program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions.
During fiscal 2008 and 2007, we paid quarterly cash dividends of $0.0375 and $0.025 per share, respectively. In November 2008, our board of directors increased the quarterly dividend by 33% to $0.05 per share. During the first three quarters of fiscal 2009, we paid quarterly cash dividends of $0.05 per share. In May 2009, our board of directors increased the quarterly cash dividend by 20% to $0.06 per share and in the fourth quarter of fiscal 2009, we paid a quarterly cash dividend of $0.06 per share. On November 12, 2009, our board of directors increased the quarterly dividend again by 33% from $0.06 per share to $0.08 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Market Risk
Our most significant market risk is the effect of fluctuations in interest rates relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At September 30, 2009, we had $279.5 million of variable rate debt outstanding. The amount of variable rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to us. There were no such financial instruments in effect at September 30, 2009.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.0 billion in cash and cash equivalents at September 30, 2009. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at September 30, 2009. We may use derivative instruments to hedge our foreign currency exposure but not for speculative or trading purposes.
Recent Accounting Pronouncements
On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles,” which amended Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles,” to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have an impact on our consolidated financial statements.
In the first quarter of fiscal 2009, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” (formerly referenced as SFAS No. 157, “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This new accounting standard did not require any new fair value measurements.
ASC 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820-10 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. At September 30, 2009, we had $928.3 million of investments in a money market account, which was valued as a level 1 investment.
Effective October 1, 2009, we will apply the provisions of ASC 820-10 to fair value measurements relating to all nonfinancial assets and liabilities, such as goodwill and other intangible assets, that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This adoption is not expected to have a material impact on our financial condition, results of operations, or liquidity.

During the first quarter of fiscal 2009, we adopted ASC 825-10, “Financial Instruments” (formerly referenced as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. We have not elected the fair value option for any eligible financial instruments not already required to be measured at fair value.
On June 30, 2009, we adopted ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. We evaluated subsequent events through the date and time our financial statements were issued on November 25, 2009.
Effective October 1, 2009, we will adopt the applicable sections of ASC 805, “Business Combinations,” which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree of a business combination. Additionally, this ASC provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. We will also adopt certain other applicable sections that address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities from contingencies from a business combination. The application of ASC 805 relating to an acquisition or divestiture subsequent to September 30, 2009 may have an impact to our financial condition and/or results of operations.
Forward-Looking Statements
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. Among the factors that could cause actual results to differ materially from those projected, anticipated or implied are the following: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of laws and regulations governing the marketing, sale and purchase of pharmaceutical products; changes in U.S. legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; significant breakdown or interruption of our information technology systems; our inability to implement an enterprise resource planning (ERP) system to handle business and financial processes within AmerisourceBergen Drug Corporation’s operations and our corporate functions without operating problems and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States, including potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing or service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth elsewhere in this MD&A, in Item 1A (Risk Factors), Item 1 (Business) and elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See discussion on page 36 under the heading “Market Risk,” which is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of AmerisourceBergen Corporation
We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, AmerisourceBergen Corporation changed its method of accounting for uncertainty in income taxes in fiscal 2008.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 25, 2009

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
	(in thousands, except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,009,368	$878,114
Accounts receivable, less allowances for returns and doubtful accounts: 2009—$370,303; 2008—$393,714	3,916,509	3,480,267
Merchandise inventories	4,972,820	4,211,775
Prepaid expenses and other	55,056	55,914
Assets held for sale	—	43,691

Total current assets	9,953,753	8,669,761

Property and equipment, at cost:
Land	35,665	35,258
Buildings and improvements	292,903	281,001
Machinery, equipment and other	694,555	616,942

Total property and equipment	1,023,123	933,201
Less accumulated depreciation	(403,885)	(381,042)

Property and equipment, net	619,238	552,159

Other assets:
Goodwill and other intangible assets	2,859,064	2,875,366
Other assets	140,685	120,500

Total other assets	2,999,749	2,995,866

TOTAL ASSETS	$13,572,740	$12,217,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,517,162	$7,326,580
Accrued expenses and other	315,657	270,823
Current portion of long-term debt	1,068	1,719
Deferred income taxes	645,723	550,708
Liabilities held for sale	—	17,759

Total current liabilities	9,479,610	8,167,589

Long-term debt, net of current portion	1,176,933	1,187,412
Other liabilities	199,728	152,740
Stockholders’ equity:
Common stock, $0.01 par value—authorized, issued and outstanding: 600,000,000 shares, 482,941,212 shares and 287,922,263 shares at September 30, 2009, respectively, and 600,000,000 shares, 481,154,164 shares and 312,430,920 shares at September 30, 2008, respectively	4,829	4,812
Additional paid-in capital	3,737,835	3,689,617
Retained earnings	2,919,760	2,479,078
Accumulated other comprehensive loss	(46,096)	(16,490)

	6,616,328	6,157,017
Treasury stock, at cost: 2009—195,018,949 shares; 2008—168,723,244 shares	(3,899,859)	(3,446,972)

Total stockholders’ equity	2,716,469	2,710,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,572,740	$12,217,786

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended September 30,	2009	2008	2007
	(in thousands, except per share data)
Operating revenue	$70,052,006	$67,518,933	$61,266,792
Bulk deliveries to customer warehouses	1,707,984	2,670,800	4,405,280

Total revenue	71,759,990	70,189,733	65,672,072
Cost of goods sold	69,659,915	68,142,731	63,453,013

Gross profit	2,100,075	2,047,002	2,219,059
Operating expenses:
Distribution, selling and administrative	1,120,240	1,119,393	1,339,885
Depreciation	63,488	64,954	68,227
Amortization	15,420	17,127	16,448
Facility consolidations, employee severance and other	5,406	12,377	2,072
Intangible asset impairments	11,772	5,290	3,690

Operating income	883,749	827,861	788,737
Other loss	1,368	2,027	3,004
Interest expense, net	58,307	64,496	32,244

Income from continuing operations before income taxes	824,074	761,338	753,489
Income taxes	312,222	292,274	278,686

Income from continuing operations	511,852	469,064	474,803
Loss from discontinued operations, net of income tax expense of $353, $2,150, and $10,285 for fiscal 2009, 2008, and 2007, respectively	(8,455)	(218,505)	(5,636)

Net income	$503,397	$250,559	$469,167

Earnings per share:
Basic earnings per share:
Continuing operations	$1.70	$1.46	$1.28
Discontinued operations	(0.03)	(0.68)	(0.02)
Rounding	—	—	0.01

Total	$1.67	$0.78	$1.27

Diluted earnings per share:
Continuing operations	$1.69	$1.44	$1.26
Discontinued operations	(0.03)	(0.67)	(0.01)

Total	$1.66	$0.77	$1.25

Weighted average common shares outstanding:
Basic	300,573	321,284	370,362
Diluted	302,754	324,920	375,772
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
	(in thousands, except per share data)
September 30, 2006	$4,708	$3,464,590	$2,051,212	$(15,303)	$(1,364,050)	$4,141,157
Net income			469,167			469,167
Foreign currency translation				8,801		8,801
Reduction in minimum pension liability, net of tax of $7,693				12,032		12,032
Other, net of tax				(209)		(209)

Total comprehensive income						489,791

Adoption of ASC 715, net of tax of $6,757				(10,568)		(10,568)
Cash dividends, $0.10 per share			(37,249)			(37,249)
Divestiture of PharMerica Long-Term Care			(196,641)			(196,641)
Exercise of stock options	51	74,966				75,017
Excess tax benefit from exercise of stock options		19,603				19,603
Share-based compensation expense		24,964				24,964
Common stock purchases for employee stock purchase plan		(1,622)				(1,622)
Settlement of accelerated stock repurchase agreement		(1,494)				(1,494)
Purchases of common stock					(1,403,238)	(1,403,238)

September 30, 2007	4,759	3,581,007	2,286,489	(5,247)	(2,767,288)	3,099,720

Net income			250,559			250,559
Foreign currency translation				(8,708)		(8,708)
Benefit plan funded status adjustment, net of tax of $3,157				(4,938)		(4,938)
Benefit plan actuarial loss amortization to earnings, net of tax of $901				1,410		1,410
Other, net of tax				993		993

Total comprehensive income						239,316

Cash dividends, $0.15 per share			(48,674)			(48,674)
Adoption of ASC 740			(9,296)			(9,296)
Exercise of stock options	53	71,170				71,223
Excess tax benefit from exercise of stock options		11,988				11,988
Share-based compensation expense		26,384				26,384
Common stock purchases for employee stock purchase plan		(932)				(932)
Purchases of common stock					(679,684)	(679,684)

September 30, 2008	4,812	3,689,617	2,479,078	(16,490)	(3,446,972)	2,710,045

Net income			503,397			503,397
Foreign currency translation				(4,707)		(4,707)
Benefit plan funded status adjustment, net of tax of $15,988				(25,007)		(25,007)
Other, net of tax				108		108

Total comprehensive income						473,791

Cash dividends, $0.21 per share			(62,696)			(62,696)
Exercise of stock options	13	20,543				20,556
Excess tax benefit from exercise of stock options		1,510				1,510
Share-based compensation expense		27,138				27,138
Common stock purchases for employee stock purchase plan		(985)				(985)
Purchases of common stock					(450,350)	(450,350)
Employee tax withholdings related to restricted share vesting					(2,521)	(2,521)
Other	4	12	(19)		(16)	(19)

September 30, 2009	$4,829	$3,737,835	$2,919,760	$(46,096)	$(3,899,859)	$2,716,469

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended September 30,	2009	2008	2007
	(in thousands)
OPERATING ACTIVITIES
Net income	$503,397	$250,559	$469,167
Loss from discontinued operations	8,455	218,505	5,636

Income from continuing operations	511,852	469,064	474,803
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	74,612	75,239	76,680
Amortization, including amounts charged to interest expense	19,704	20,643	21,117
Provision for doubtful accounts	31,830	27,630	48,500
Provision for deferred income taxes	84,324	62,112	11,979
Share-based compensation	27,138	25,503	24,059
Loss (gain) on disposal of property and equipment	3,318	5,036	(1,229)
Other, including intangible asset impairments	13,031	1,888	5,808
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(457,771)	8,745	(236,031)
Merchandise inventories	(765,011)	(8,013)	286,096
Prepaid expenses and other assets	(15,379)	(16,787)	(10,631)
Accounts payable, accrued expenses, and income taxes	1,259,604	53,684	507,565
Other liabilities	3,744	(5,120)	(1,001)

Net cash provided by operating activities-continuing operations	790,996	719,624	1,207,715
Net cash (used in) provided by operating activities-discontinued operations	(7,233)	17,445	189

NET CASH PROVIDED BY OPERATING ACTIVITIES	783,763	737,069	1,207,904

INVESTING ACTIVITIES
Capital expenditures	(145,837)	(137,309)	(111,278)
Cost of acquired companies, net of cash acquired	(13,422)	(169,230)	(86,266)
Proceeds from sales of property and equipment	108	3,020	8,077
Proceeds from sale of PMSI	11,940	—	—
Proceeds from sales of other assets	—	1,878	5,205
Purchases of investment securities available-for-sale	—	(909,105)	(7,745,672)
Proceeds from sale of investment securities available-for-sale	—	1,376,524	7,346,093

Net cash (used in) provided by investing activities-continuing operations	(147,211)	165,778	(583,841)
Net cash used in investing activities-discontinued operations	(1,138)	(2,357)	(90,596)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(148,349)	163,421	(674,437)

FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	2,153,527	5,956,027	722,767
Repayments under revolving and securitization credit facilities	(2,162,365)	(5,972,423)	(621,014)
Proceeds from borrowing related to PharMerica Long-Term Care distribution	—	—	125,000
Purchases of common stock	(450,350)	(679,684)	(1,434,385)
Exercises of stock options, including excess tax benefits of $1,510, $11,988, and $19,603, in fiscal 2009, 2008, and 2007, respectively	22,066	84,394	94,620
Cash dividends on common stock	(62,696)	(48,674)	(37,249)
Other	(4,342)	(2,057)	(4,270)

Net cash used in financing activities-continuing operations	(504,160)	(662,417)	(1,154,531)
Net cash used in financing activities-discontinued operations	—	(163)	—

NET CASH USED IN FINANCING ACTIVITIES	(504,160)	(662,580)	(1,154,531)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,254	237,910	(621,064)
Cash and cash equivalents at beginning of year	878,114	640,204	1,261,268

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,009,368	$878,114	$640,204

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business, PharMerica Long-Term Care (“Long-Term Care”). Beginning August 1, 2007, the operating results of Long-Term Care ceased to be included in the operating results of the Company. The historical operating results of Long-Term Care were not reported as a discontinued operation of the Company because of the significance of the continuing cash flows resulting from the pharmaceutical distribution agreement entered into between the disposed component and the Company. Accordingly, for periods prior to August 1, 2007, the Company’s operating results include Long-Term Care. The Pharmaceutical Distribution segment’s sales to Long-Term Care before the spin-off in the fiscal year ended September 30, 2007 were $714.2 million, which were eliminated in consolidation in the Company’s historical operating results.
During the fiscal year ended September 30, 2008, the Company committed to a plan to divest its workers’ compensation business, PMSI. The Company had both the ability and intent to sell PMSI in its then present condition, and as a result, classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheet as of September 30, 2008. The Company also classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for the current and prior fiscal years presented, as PMSI was eliminated from the ongoing operations of the Company upon its divestiture and the Company will not have any significant continuing involvement in the operations of the disposed component. Previously, PMSI was included in the Company’s Other reportable segment. In October 2008, the Company completed the sale of PMSI (see Note 4).
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

The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the Company’s customer base is diverse and geographically widespread primarily within the U.S. and Canada. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2009, 2008, and 2007 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. At September 30, 2009, the largest trade receivable due from a single customer represented approximately 9% of accounts receivable, net. In fiscal 2009, Medco Health Solutions, Inc. (“Medco”), our largest customer, accounted for 17% of our total revenue. No other single customer accounted for more than 5% of the Company’s total revenue.
The Company maintains cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand, and are maintained with financial institutions with reputable credit, and, therefore, bear minimal credit risk. The Company seeks to mitigate such risks by monitoring the risk profiles of these counterparties. The Company also seeks to mitigate risk by monitoring the investment strategy of money market funds that it is invested in, which are classified as cash equivalents.
Derivative Financial Instruments
The Company records all derivative financial instruments on the balance sheet at fair value and complies with established criteria for designation and effectiveness of hedging relationships.
As of September 30, 2009 and 2008, there were no outstanding derivative financial instruments. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading purposes.
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
Goodwill and Other Intangible Assets
The Company does not amortize purchased goodwill or intangible assets with indefinite lives; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements, patents and software technology, are amortized over their useful lives, which range from 2 to 15 years.
The Company’s operating segments are comprised of AmerisourceBergen Drug Corporation, AmerisourceBergen Specialty Group, and AmerisourceBergen Packaging Group. Each operating segment has an executive who is responsible for managing the segment and reporting directly to the President and Chief Executive Officer of the Company, the Company’s Chief Operating Decision Maker (“CODM”). Each of the operating segments is comprised of a number of operating units (components), for which discrete financial information is available. These components are aggregated into reporting units for purposes of goodwill impairment testing.

In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of the Company’s market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimates of future cash flows and determination of their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. In fiscal 2009, due to the existence of impairment indicators at U.S. Bioservices, a specialty pharmacy company within the Company’s specialty group, the Company performed an impairment test on the pharmacy’s trade name as of June 30, 2009, which resulted in an impairment charge of $8.9 million. In fiscal 2008, PMSI experienced certain customer losses and learned that it would lose its largest customer at the end of calendar 2008. As a result, and after considering other factors, the Company committed to a plan to divest PMSI. The Company performed an interim impairment test of its PMSI reporting unit and determined that its goodwill was impaired. Therefore, PMSI wrote-off the carrying value of its goodwill of $199.1 million. In addition, it also recognized charges of $26.7 million to record the estimated loss on the sale of PMSI (see Note 4). The Company completed its required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2009 and 2008 and, as a result, recorded $1.6 million and $5.3 million of trade name impairment charges, respectively. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.
Income Taxes
The Company accounts for income taxes using a method that requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities (commonly known as the asset and liability method). In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
During fiscal 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (formerly referenced as FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”), which changed the framework for accounting for uncertainty in income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The cumulative effect of this adoption resulted in a $9.3 million reduction to retained earnings.
Loss Contingencies
The Company accrues for estimated loss contingencies related to litigation if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews loss contingencies to determine the adequacy of the accruals and related disclosures. The amount of the actual loss may differ significantly from these estimates.
Manufacturer Incentives
The Company accounts for fees and other incentives received from its suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold. The Company considers these fees and other incentives to represent product discounts, and as a result, they are capitalized as product costs and relieved through cost of goods sold upon the sale of the related inventory.
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 75% and 78% of the Company’s inventories at September 30, 2009 and 2008, respectively, has been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $191.1 million and $176.0 million higher than the amounts reported at September 30, 2009 and 2008, respectively. The Company recorded a LIFO charge of $15.1 million, $21.1 million, and $2.2 million in fiscal 2009, 2008, and 2007, respectively. During the fiscal year ended September 30, 2007, inventory declines resulted in a liquidation of LIFO layers carried at lower costs prevailing in prior years. The effect of the liquidation in fiscal 2007 was to decrease cost of goods sold by $7.2 million and increase diluted earnings per share by $0.01.

Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and from 3 to 10 years for machinery, equipment and other. The costs of repairs and maintenance are charged to expense as incurred.
The Company capitalizes project costs relating to computer software developed or obtained for internal use when the activities related to the project reach the application development stage. Software development costs are depreciated using the straight-line method over the estimated useful lives of the assets which range from 5 to 10 years.
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue as reflected in the accompanying consolidated statements of operations is net of estimated sales returns and allowances.
The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2009 and 2008, the Company’s accrual for estimated customer sales returns was $279.3 million and $282.6 million, respectively.
The Company reports the gross dollar amount of bulk deliveries to customer warehouses in revenue and the related costs in cost of goods sold. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either drop shipments from the supplier directly to customers’ warehouse sites or cross-dock shipments from the supplier to the Company for immediate shipment to the customers’ warehouse sites. The Company is a principal to these transactions because it is the primary obligor and has the ultimate and contractual responsibility for fulfillment and acceptability of the products purchased, and bears full risk of delivery and loss for products, whether the products are drop-shipped or shipped via cross-dock. The Company also bears full credit risk associated with the creditworthiness of any bulk delivery customer. As a result, the Company records bulk deliveries to customer warehouses as gross revenues. Gross profit earned by the Company on bulk deliveries was not material in any year presented.
Share-Based Compensation
The Company accounts for the compensation cost of all share-based payments at fair value and reports the related expense within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow ($1.5 million, $12.0 million, and $19.6 million for the fiscal years ended September 30, 2009, 2008, and 2007 respectively).
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $297.3 million, $301.6 million and $335.0 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, are included in distribution, selling and administrative expenses.
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
Recent Accounting Pronouncements
On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles,” which amended ASC 105, “Generally Accepted Accounting Principles,” to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in the Company’s consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

In the first quarter of fiscal 2009, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” (formerly referenced as SFAS No. 157, “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This new accounting standard did not require any new fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.
ASC 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820-10 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. At September 30, 2009, the Company had $928.3 million of investments in a money market account, which was valued as a level 1 investment.
Effective October 1, 2009, the Company will apply the provisions of ASC 820-10 to fair value measurements relating to all nonfinancial assets and liabilities, such as goodwill and other intangible assets, that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This adoption is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.
During the first quarter of fiscal 2009, the Company adopted ASC 825-10, “Financial Instruments” (formerly referenced as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments not already required to be measured at fair value.
On June 30, 2009, the Company adopted ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Company evaluated subsequent events through the date and time the financial statements were issued on November 25, 2009.
Effective October 1, 2009, the Company will adopt the applicable sections of ASC 805, “Business Combinations,” which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Additionally, this ASC provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. The Company will also adopt certain other applicable sections that address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities from contingencies from a business combination. The application of ASC 805 relating to an acquisition or divestiture subsequent to September 30, 2009 may have an impact to the Company’s financial position and/or results of operations.
Note 2. Acquisitions
Fiscal 2009 Acquisition
On May 29, 2009, the Company acquired Innomar Strategies Inc. (“Innomar”) for a purchase price of $13.4 million, net of a working capital adjustment. Innomar is a Canadian specialty pharmaceutical services company that provides services within Canada to pharmaceutical and biotechnology companies, including: strategic consulting and access solutions, specialty logistics management, patient assistance and nursing services, and clinical research services. The acquisition of Innomar expanded the Company’s specialty business in Canada. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $8.3 million, which was allocated to goodwill. The fair value of the intangible assets acquired of $4.6 million primarily consist of a trade name of $1.6 million and customer relationships of $2.6 million. The Company has begun to amortize the acquired customer relationships over their weighted average life of 10 years.
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
In November 2006, the Company acquired Access M.D., Inc. (“AMD”), a Canadian company, for $13.4 million. AMD provides services, including reimbursement support, third-party logistics and nursing support services, to manufacturers of specialty pharmaceuticals such as injectable and biological therapies. The acquisition of AMD expanded the Company’s specialty services businesses into Canada. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $11.9 million, which was allocated to goodwill. Intangible assets acquired of $2.9 million primarily consist of tradename of $1.5 million and non-compete agreements of $0.9 million. Non-compete agreements are being amortized over their weighted average lives of 5 years.
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
Pro forma results of operations for the aforementioned fiscal 2009, 2008 and 2007 acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.
Note 3. Divestiture of PharMerica Long-Term Care
On July 31, 2007, the Company and Kindred Healthcare, Inc. (“Kindred”) completed the spin-offs and subsequent combination of their institutional pharmacy businesses, Long-Term Care and Kindred Pharmacy Services (“KPS”), to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”). At closing, in accordance with the terms of the master transaction agreement, the Company entered into a pharmaceutical distribution agreement with PMC. In connection with this transaction, Long-Term Care borrowed $125 million from a financial institution and provided a one-time distribution back to the Company. The cash distribution by Long-Term Care to the Company was tax-free. The institutional pharmacy businesses were then spun off to the stockholders of their respective parent companies, followed immediately by the merger of the two institutional pharmacy businesses into subsidiaries of PMC, which resulted in the Company’s and Kindred’s stockholders each owning approximately 50 percent of PMC immediately after the closing of the transaction. The Company’s stockholders received 0.0416876 shares of PMC common stock for each share of AmerisourceBergen common stock owned.
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

Note 4. Discontinued Operations
In October 2008, the Company completed the divestiture of its workers’ compensation business, PMSI. The Company classified PMSI’s assets and liabilities as held for sale in the consolidated balance sheet as of September 30, 2008 and classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for all periods presented. Previously, PMSI was included in the Company’s Other reportable segment. PMSI’s revenue and (loss) income before income taxes were as follows:

	Fiscal Year Ended September 30,
	2009	2008	2007
Revenue	$28,993	$403,759	$461,370
(Loss) income before income taxes	$(3,825)	$(216,355)	$31,561
The Company sold PMSI for approximately $31 million, net of a final working capital adjustment, including a $19 million subordinated note payable due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010 if PMSI achieves certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of LIBOR plus 4% (not to exceed 8%), will be payable in cash on a quarterly basis if PMSI achieves a defined minimum fixed charge coverage ratio or will be compounded quarterly and paid at maturity. Additionally, if PMSI’s annual net revenue exceeds certain thresholds through December 2011, the Company may be entitled to additional payments of up to $10 million under the subordinated note payable due from PMSI on the maturity date of the note.
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
The following table summarizes the assets and liabilities of PMSI, which were held for sale as of September 30, 2008 (in thousands):

Assets:
Accounts receivable	$44,033
Other assets	(342)
Liabilities:
Accounts payable	14,959
Other liabilities	2,800

Net assets	$25,932

In 2007, the Company received an adverse court decision with respect to a contingent purchase price adjustment in connection with Bridge Medical, Inc., which the Company disposed in 2005. As a result, the Company recorded a charge of $24.6 million, net of income taxes of $2.3 million, in discontinued operations in the fiscal year ended September 30, 2007. In fiscal 2009, the Company incurred additional costs related to this disposition.

Note 5. Income Taxes
The income tax provision is as follows (in thousands):

	Fiscal year ended September 30,
	2009	2008	2007
Current provision:
Federal	$200,902	$198,187	$238,969
State and local	24,942	26,862	26,180
Foreign	2,054	5,113	1,558

	227,898	230,162	266,707

Deferred provision:
Federal	81,711	55,137	10,564
State and local	6,178	9,824	3,249
Foreign	(3,565)	(2,849)	(1,834)

	84,324	62,112	11,979

Provision for income taxes	$312,222	$292,274	$278,686

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal year ended September 30,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	2.3	3.2	2.6
Foreign	(0.1)	0.1	0.1
Other	0.7	0.1	(0.7)

Effective income tax rate	37.9%	38.4%	37.0%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2009	2008
Merchandise inventories	$723,464	$632,843
Property and equipment	25,704	14,038
Goodwill and other intangible assets	146,083	137,242
Other	2,254	1,163

Gross deferred tax liabilities	897,505	785,286

Net operating loss and tax credit carryforwards	(59,742)	(49,093)
Capital loss carryforwards	(235,677)	—
Allowance for doubtful accounts	(34,124)	(38,917)
Accrued expenses	(19,491)	(16,070)
Employee and retiree benefits	(28,367)	(11,621)
Stock options	(24,532)	(18,834)
Other	(28,242)	(50,754)

Gross deferred tax assets	(430,175)	(185,289)
Valuation allowance for deferred tax assets	260,232	28,108

Deferred tax assets, net of valuation allowance	(169,943)	(157,181)

Net deferred tax liabilities	$727,562	$628,105

As of September 30, 2009, the Company had $22.8 million of potential tax benefits from federal net operating loss carryforwards expiring in 12 to 13 years, and $30.9 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years and $3.8 million of potential tax benefits from foreign net operating loss carryforwards expiring in 5 to 7 years. As of September 30, 2009, the Company had $235.7 million of potential tax benefits from capital loss carryforwards expiring in 5 years. As of September 30, 2009, the Company had $2.2 million of state alternative minimum tax credit carryforwards.
In fiscal 2009, the Company increased the valuation allowance on deferred tax assets by $232.1 million primarily due to the addition of capital loss carryforwards resulting from the sale of PMSI. In fiscal 2008, the Company increased the valuation allowance on deferred tax assets by $3.7 million primarily due to the addition of certain state net operating loss carryforwards.
In fiscal 2009, 2008 and 2007, tax benefits of $1.5 million, $12.0 million and $19.6 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.
Income tax payments, net of refunds, were $192.9 million, $262.9 million and $253.2 million in the fiscal years ended September 30, 2009, 2008 and 2007, respectively.
The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2006 and subsequent years remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS is currently examining the Company’s tax return for fiscal 2006 and 2007. In Canada, the Company is currently under examination for fiscal years 2007 and 2008.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. As of September 30, 2009 and 2008, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $54.4 million and $49.3 million, respectively ($39.4 million and $35.0 million, net of federal benefit, respectively). As of September 30, 2009 and 2008, included in these amounts are $16.7 million and $15.3 million of interest and penalties, respectively, which the Company continues to record in income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at October 1, 2007	$39,930
Additions of tax positions of the current year	7,180
Reductions of tax positions of the prior years	(2,492)
Settlements with taxing authorities	(6,617)
Expiration of statutes of limitations	(3,981)

Balance at September 30, 2008	34,020
Additions of tax positions of the current year	8,250
Additions of tax positions of the prior years	624
Reductions of tax positions of the prior years	(2,114)
Settlements with taxing authorities	(1,073)
Expiration of statutes of limitations	(2,058)

Balance at September 30, 2009	$37,649

If recognized as of September 30, 2009 and 2008, net of federal benefit, $39.4 million and $33.1 million, respectively, of the Company’s unrecognized tax benefit would reduce income tax expense and the effective tax rate. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $10.7 million.

Note 6. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the fiscal years ended September 30, 2009 and 2008 (in thousands):

Goodwill at September 30, 2007	$2,411,949
Goodwill recognized in connection with acquisition (See Note 2)	139,814
Foreign currency translation	(11,263)
Adjustment to goodwill relating to deferred taxes	(3,379)
Other	(176)

Goodwill at September 30, 2008	$2,536,945
Goodwill recognized in connection with acquisition (See Note 2)	8,284
Foreign currency translation	(4,153)
Adjustment to goodwill relating to deferred taxes	1,276

Goodwill at September 30, 2009	$2,542,352

Approximately $139.8 million of goodwill recognized in connection with the Company’s fiscal 2008 business acquisition is expected to be deductible for income tax purposes.
Following is a summary of other intangible assets (in thousands):

	September 30, 2009			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangibles — trade names	$241,554	$—	$241,554	$252,138	$—	$252,138

Finite-lived intangibles:
Customer relationships	121,419	(56,679)	64,740	119,521	(44,664)	74,857
Other	33,100	(22,682)	10,418	31,306	(19,880)	11,426

Total other intangible assets	$396,073	$(79,361)	$316,712	$402,965	$(64,544)	$338,421

During the fiscal year ended September 30, 2009, the Company recorded an $8.9 million trade name impairment charge relating to U.S. Bioservices, a specialty pharmacy company within the Company’s specialty group, and trade name impairment charges totaling $2.9 million relating to two smaller business units.
During the fiscal year ended September 30, 2008, the Company recorded trade name impairment charges totaling $5.3 million relating to certain of its smaller business units.
Amortization expense for other intangible assets was $15.4 million, $17.1 million, and $16.4 million in the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Amortization expense for other intangible assets is estimated to be $15.9 million in fiscal 2010, $15.0 million in fiscal 2011, $12.8 million in fiscal 2012, $10.9 million in fiscal 2013, $7.8 million in 2014 and $12.8 million thereafter.

Note 7. Debt
Debt consisted of the following:

	September 30,
	2009	2008
	(dollars in thousands)
Blanco revolving credit facility at 2.25% and 3.04%, respectively, due 2010	$55,000	$55,000
Receivables securitization facility due 2010	—	—
Multi-currency revolving credit facility at 0.92% and 3.76%, respectively, due 2011	224,026	235,130
$400,000, 5 5/8% senior notes due 2012	399,058	398,773
$500,000, 5 7/8% senior notes due 2015	498,339	498,112
Other	1,578	2,116

Total debt	1,178,001	1,189,131
Less current portion	1,068	1,719

Total, net of current portion	$1,176,933	$1,187,412

Long-Term Debt
In April 2009, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2010. The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at September 30, 2009 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (200 basis points over LIBOR at September 30, 2009). Additionally, the Company is required to pay quarterly facility fees of 50 basis points on any unused portion of the facility.
The Company has a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. This amount reflects the reduction of $55 million in availability under the facility as a result of the September 2008 bankruptcy of Lehman Commercial Paper, Inc. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2009). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at September 30, 2009). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
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
The indentures governing the Multi-Currency Revolving Credit Facility, the 2012 Notes, and the 2015 Notes, contain restrictions and covenants which include limitations on additional indebtedness; distributions and dividends to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test.

Receivables Securitization Facility
In April 2009, the Company amended its receivables securitization facility (“Receivables Securitization Facility”), electing to reduce the amount available under the facility from $975 million to $700 million and extend the expiration date to April 2010. The Company continues to have available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The Company pays a commitment fee to maintain the availability under the Receivables Securitization Facility. The program fee and the commitment fee were 150 basis points and 75 basis points, respectively, at September 30, 2009. At September 30, 2009, there were no borrowings outstanding under the Receivables Securitization Facility. In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The agreement governing the Receivables Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.
Other Information
Scheduled future principal payments of long-term debt are $56.1 million in fiscal 2010, $0.3 million in fiscal 2011, $624.3 million in fiscal 2012, and $500.0 million in fiscal 2015.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2009, 2008 and 2007 was $56.9 million, $68.5 million, and $65.9 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $4.3 million, $3.5 million, and $4.7 million, for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.
Note 8. Stockholders’ Equity and Earnings per Share
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).
The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2009.
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
The following table illustrates the components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2009 and 2008 (in thousands):

	September 30,
	2009	2008
Pension and postretirement adjustments (See Note 9)	$(41,069)	$(16,062)
Foreign currency translation	(4,537)	170
Other	(490)	(598)

Total accumulated other comprehensive loss	$(46,096)	$(16,490)

In August 2006, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock. During the fiscal year ended September 30, 2007, the Company purchased 31.1 million shares of its Common Stock under this program for a total of $750.0 million.

In May 2007, the Company’s board of directors authorized a program allowing the Company to purchase up to $850 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2007, the Company purchased 27.6 million shares of Common Stock under this program for a total of $652.6 million. In November 2007, the Company’s board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions. During the fiscal year ended September 30, 2008, the Company purchased 31.8 million shares of Common Stock under this program for a total of $679.7 million. During the fiscal year ended September 30, 2009, the Company purchased 1.2 million shares of its Common Stock to complete its authorization under this program.
In November 2008, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2009, the Company purchased 23.3 million shares of Common Stock under this program for a total of $431.9 million. The Company had $68.1 million of availability remaining under this share repurchase program as of September 30, 2009.
In November 2009, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions.
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

	September 30,
	2009	2008	2007

Weighted average common shares outstanding—basic	300,573	321,284	370,362
Effect of dilutive securities—stock options and restricted stock	2,181	3,636	5,410

Weighted average common shares outstanding—diluted	302,754	324,920	375,772

The potentially dilutive employee stock options that were antidilutive for fiscal 2009, 2008 and 2007 were 13.6 million, 10.6 million and 4.3 million, respectively.
Note 9. Pension and Other Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $21.9 million, $20.0 million, and $27.1 million in fiscal 2009, 2008 and 2007, respectively.
The Company adopted the recognition and disclosure provisions of ASC 715, “Compensation-Retirement Benefits” (formerly referred to as FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) as of September 30, 2007. This adoption required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans and postretirement benefit plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of income taxes. The Company made an adjustment of $10.6 million, net of income taxes, relating to net actuarial losses with respect to its defined benefit pension plans and postretirement benefit plans, in accumulated other comprehensive income (loss) as a result of this adoption. Included in accumulated other comprehensive income (loss) at September 30, 2009 are net actuarial losses of $67.3 million ($41.1 million, net of income taxes). The net actuarial loss in accumulated other comprehensive income (loss) that is expected to be amortized into fiscal 2010 net periodic pension expense is $3.3 million ($2.0 million, net of income tax).
The Company adopted the measurement provisions of ASC 715 in the fourth quarter of fiscal 2009. As required, our defined benefit plan assets and obligations are now measured as of the Company’s fiscal year-end. The Company previously performed this measurement at June 30. The Company’s adoption of the measurement provisions of ASC 715 did not have a material impact on its financial position or results of operations.
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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal year ended September 30,
	2009	2008
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$106,082	$109,772
Interest cost	8,601	6,791
Actuarial losses (gains)	22,208	(6,238)
Benefit payments	(7,872)	(5,003)
Other	(91)	760

Benefit obligation at end of year	$128,928	$106,082

Change in Plan Assets:
Fair value of plan assets at beginning of year	$94,051	$104,376
Actual return on plan assets	(6,811)	(8,043)
Employer contributions	3,007	3,874
Expenses	(1,081)	(1,153)
Benefit payments	(7,872)	(5,003)

Fair value of plan assets at end of year	$81,294	$94,051

Funded Status and Amounts Recognized:
Funded status	$(47,634)	$(12,031)

Net amount recognized	$(47,634)	$(12,031)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$—	$2,254
Current liabilities	(3,876)	(5,862)
Noncurrent liabilities	(43,758)	(8,423)

Net amount recognized	$(47,634)	$(12,031)

Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2009	2008
Discount rate	5.55%	6.85%
Rate of increase in compensation levels	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%
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
The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal year ended September 30,
	2009	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$2,677
Interest cost on projected benefit obligation	6,958	6,791	6,393
Expected return on plan assets	(8,102)	(8,170)	(7,430)
Amortization of prior service cost	—	—	19
Recognized net actuarial loss	1,313	1,481	1,309
Loss due to curtailments, settlements and other	297	971	160

Net periodic pension cost of defined benefit pension plans	466	1,073	3,128
Net pension cost of multi-employer plans	385	469	555

Total pension expense	$851	$1,542	$3,683

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2009	2008	2007
Discount rate	6.85%	6.30%	6.35%
Rate of increase in compensation levels	N/A	N/A	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
To determine the expected long-term rate of return on assets, the Company considered the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.
The Compensation and Succession Planning Committee (“Compensation Committee”) of the Company’s board of directors has established the investment policy of the pension plans, including the selection of acceptable asset classes, allowable ranges of holdings, the definition of acceptable securities within each class, and investment performance expectations. Additionally, the Company’s Benefits Committee, pursuant to authority delegated by the Compensation Committee, has established rules for the rebalancing of assets between asset classes and among individual investment managers.
The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans’ assets at the measurement date are as follows:

	Pension Benefits		Target
	Allocation		Allocation
	2009	2008	2009	2008
Asset Category:
Equity securities	49%	68%	70%	70%
Debt securities	—	30	30	30
Cash and cash equivalents	51	2	—	—

Total	100%	100%	100%	100%

In August 2009, the Compensation Committee elected to engage the services of a new investment manager for the plans’ assets. As of September 30, 2009, 51% of the plans’ assets were temporarily invested in cash in anticipation of transferring the plans’ assets to the new investment manager. In October 2009, the transfer of the plans’ assets to the new investment manager was completed.
The investment goals are to achieve the optimal return possible within the specific risk parameters and, at a minimum, produce results, which achieve the plans’ assumed interest rate for funding the plans over a full market cycle. High levels of risk and volatility are reduced by maintaining diversified portfolios. Allowable investments include government-backed fixed income securities, investment grade corporate bonds, residential backed mortgage securities, equity securities and cash equivalents. Prohibited investments include unregistered or restricted stock, commodities, margin trading, options and futures, short-selling, venture capital, private placements, real estate and other high risk investments.
As of September 30, 2009, all of the Company’s defined benefit pension plans had accumulated and projected benefit obligations in excess of plan assets. As of September 30, 2008, certain of the Company’s defined benefit pension plans had accumulated and projected benefit obligations in excess of plan assets. The amounts related to these plans were as follows (in thousands):

	2009	2008
Accumulated benefit obligation	$128,928	$14,295
Projected benefit obligation	$128,928	$14,295
Plan assets at fair value	$81,294	$10

Although the Company is not required to contribute to its pension plans in fiscal 2010, it elected to make a $9.0 million contribution in October 2009 relating to its salaried benefit plan. Expected benefit payments over the next ten years, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2010	$7,728
2011	4,519
2012	4,508
2013	11,581
2014	5,519
2015–2019	33,479

Total	$67,334

Expected benefit payments are based on the same assumptions used to measure the benefit obligations.
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
The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal year ended September 30,
	2009	2008
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$11,064	$16,047
Interest cost	703	775
Actuarial losses (gains)	1,876	(4,208)
Benefit payments	(1,392)	(1,550)

Benefit obligation at end of year	$12,251	$11,064

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,392	1,550
Benefit payments	(1,392)	(1,550)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(12,251)	$(11,064)

Net amount recognized	$(12,251)	$(11,064)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(1,484)	$(1,366)
Noncurrent liabilities	(10,767)	(9,698)

Net amount recognized	$(12,251)	$(11,064)

Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2009	2008
Discount rate	5.55%	6.85%
Health care trend rate assumed for next year	8.25%	8.25%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2018

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$1,053	$(898)
Effect on benefit obligation	70	(60)
The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal year ended September 30,
	2009	2008	2007
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$703	$775	$992
Recognized net actuarial gains	(879)	(44)	(426)

Total postretirement benefit expense	$(176)	$731	$566

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2009	2008	2007
Discount rate	6.85%	6.30%	6.35%
Health care trend rate assumed for next year	9.00%	9.00%	10.50%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2018	2017
Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement
Benefits
Fiscal Year:
2010	$1,484
2011	1,408
2012	1,277
2013	1,147
2014	1,050
2015-2019	3,836

Total	$10,202

Defined Contribution Plans
The Company sponsors the AmerisourceBergen Employee Investment Plan, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 25% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant’s salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code, may also be made depending upon the Company’s performance. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company that vest in full after five years of credited service.
The Company also sponsors the AmerisourceBergen Corporation Supplemental 401(k) Plan. This unfunded plan provides benefits for selected key management, including all of the Company’s executive officers. This plan will provide eligible participants with an annual amount equal to 4% of the participant’s base salary and bonus incentive to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the Internal Revenue Code.
Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2009, 2008 and 2007 were $21.1 million, $18.8 million, and $20.9 million, respectively.

Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2009. The Company’s liability relating to its deferred compensation plan as of September 30, 2009 and 2008 was $6.5 million and $6.3 million, respectively.
Note 10. Share-Based Compensation
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
In connection with the divestiture of Long-Term Care, the Company’s stockholders received PMC common stock, as previously discussed in Note 3 and the Company’s Common Stock commenced trading without Long-Term Care on August 1, 2007. As a result, the price of the Company’s Common Stock decreased from $23.56 per share at the closing of regular trading on July 31, 2007 to an opening price on August 1, 2007 of $23.05 per share. In accordance with the antidilution provisions of the Company’s stock option plans, the number of stock options previously granted to each employee or non-employee director, as well as the corresponding grant price, was adjusted accordingly to reflect the decline in the market price of the Company’s Common Stock between the July 31, 2007 closing price and the August 1, 2007 opening price, as quoted on the New York Stock Exchange (the “Modification”). The net effect of the adjustments was to reduce the exercise prices of all outstanding options by the same percentage that the price of the Company’s Common Stock decreased from July 31, 2007 to August 1, 2007, increase the number of options exercisable under each grant, and preserve the aggregate spread (whether positive or negative) associated with each grant of options.
At September 30, 2009, options for an additional 29.6 million shares may be granted under the Company’s 2002 employee incentive plan and options for an additional 169 thousand shares may be granted under the Company’s non-employee director stock option plan.
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
The weighted average fair values of the options granted during the fiscal years ended September 30, 2009, 2008 and 2007 were $4.18, $4.92, and $7.43, respectively. The following assumptions were used to estimate the fair values of options granted:

	Fiscal year ended September 30,
	2009	2008	2007
Weighted average risk-free interest rate	1.59%	2.79%	4.73%
Expected dividend yield	1.13%	0.70%	0.37%
Weighted average volatility of common stock	31.82%	28.14%	24.49%
Weighted average expected life of the options	3.83 years	3.71 years	4.38 years
Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2009, 2008 and 2007, the Company recorded stock option expense of $17.4 million, $17.4 million, and $17.5 million, respectively.

A summary of the Company’s stock option activity and related information for its option plans for the fiscal year ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000’s)	Price	Term	(000’s)
Outstanding at September 30, 2008	23,606	$19	6 years
Granted	3,770	18
Exercised	(1,427)	14
Forfeited	(937)	23

Outstanding at September 30, 2009	25,012	$19	5 years	$108,042

Exercisable at September 30, 2009	16,560	$18	5 years	$88,035
Expected to vest after September 30, 2009	7,207	$21	6 years	$17,046
The intrinsic value of stock option exercises during fiscal 2009, 2008 and 2007 was $7.4 million, $38.5 million, and $54.8 million, respectively.
A summary of the status of the Company’s nonvested options as of September 30, 2009 and changes during the fiscal year ended September 30, 2009 is presented below:

		Weighted
		Average
	Options	Grant Date
	(000’s)	Fair Value
Nonvested at September 30, 2008	9,138	$6
Granted	3,770	4
Vested	(3,876)	5
Forfeited	(580)	6

Nonvested at September 30, 2009	8,452	$5

Expected future compensation expense relating to the 8.5 million nonvested options outstanding as of September 30, 2009 is $31.7 million over a weighted-average period of 2 years.
Restricted Stock Plan
Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years. During the fiscal years ended September 30, 2009, 2008 and 2007, the Company recorded restricted stock expense of $7.5 million, $6.6 million, and $5.4 million, respectively.
A summary of the status of the Company’s restricted shares as of September 30, 2009 and changes during the fiscal year ended September 30, 2009 is presented below:

		Weighted
	Restricted	Average
	Shares	Grant Date
	(000’s)	Fair Value
Nonvested at September 30, 2008	1,210	$23
Granted	378	18
Vested	(382)	22
Forfeited	(109)	24

Nonvested at September 30, 2009	1,097	$22

Expected future compensation expense relating to the 1.1 million restricted shares outstanding as of September 30, 2009 is $9.5 million over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan
The stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan, under which up to an aggregate of 16,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under this plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 85% of the fair market value of the stock on the first or last business day of each six-month purchase period, whichever is lower (95% of the fair market value of the stock on the last business day of each six-month purchase period, beginning January 2010). Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2009, 2008 and 2007, the Company acquired 331,639 shares, 299,956 shares, and 308,480 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2009, the Company has withheld $1.5 million from eligible employees for the purchase of additional shares of Common Stock.
Note 11. Leases and Other Commitments
At September 30, 2009, future minimum payments totaling $238.9 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows; 2010—$52.4 million; 2011—$45.6 million; 2012—$29.5 million; 2013—$20.5 million; 2014—$15.9 million; and thereafter—$75.0 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $62.8 million in fiscal 2009, $63.0 million in fiscal 2008, and $71.3 million in fiscal 2007.
The Company has commitments to purchase product from influenza vaccine manufacturers through June 30, 2015. The Company is required to purchase annual doses at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $270.2 million as of September 30, 2009, of which $36.5 million represents the Company’s commitment in fiscal 2010.
The Company has commitments to purchase blood products from suppliers through December 31, 2012. The Company is required to purchase quantities at prices that the Company believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $421.6 million as of September 30, 2009, of which $165.0 million represents the Company’s commitment in fiscal 2010.
The Company outsources to IBM Global Services (“IBM”) a significant portion of its corporate and ABDC information technology activities and, in fiscal 2009, expanded and amended its relationship by engaging IBM to provide assistance with the implementation of the Company’s new enterprise resource planning (“ERP”) platform. The remaining commitment under the Company’s ten-year arrangement, as amended, which expires in June 2015, is approximately $134.8 million.
Note 12. Facility Consolidations, Employee Severance and Other
The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three fiscal years ended September 30, 2009 (in thousands):

	2009	2008	2007
Facility consolidations and employee severance	$5,406	$9,741	$(5,863)
Information technology transition costs	—	—	1,679
Costs relating to business divestitures	—	2,636	9,335
Gain on sale of retail pharmacy assets	—	—	(3,079)

Total facility consolidations, employee severance and other	$5,406	$12,377	$2,072

During fiscal 2008, the Company announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company has reduced various operating costs and terminated certain positions. During fiscal 2009 and 2008, the Company terminated 197 and 130 employees and incurred $3.1 million and $10.0 million of employee severance costs, respectively, relating to the cE2 initiative. Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.
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
During fiscal 2006, the Company incurred a charge of $13.9 million for an increase in a compensation accrual due to an adverse decision in an employment-related dispute with a former Bergen Brunswig chief executive officer whose employment was terminated in 1999. In October 2007, the Company received a favorable ruling from a California appellate court reversing certain portions of the prior adverse decision. As a result, the Company reduced its liability in fiscal 2007 to the Bergen Brunswig chief executive officer by $10.4 million (see Bergen Brunswig Matter under Note 13). The fiscal 2006 compensation expense and the fiscal 2007 reduction thereof were recorded as a component of the facility consolidations and employee severance line. During fiscal 2009, the Company recorded $2.2 million of expense relating to this matter.

During fiscal 2007, the Company recognized a $3.1 million gain relating to the sale of certain retail pharmacy assets of its former Long-Term Care business.
The following table, which includes the total compensation accrual due to the former Bergen Brunswig chief executive officer, displays the activity in accrued expenses and other from September 30, 2007 to September 30, 2009 related to the matters discussed above (in thousands):

	Employee	Lease Cancellation
	Severance	Costs and Other	Total
Balance as of September 30, 2007	$10,997	$4,865	$15,862
Expense recorded during the period	9,060	3,317	12,377
Payments made during the period	(2,976)	(3,826)	(6,802)

Balance as of September 30, 2008	17,081	4,356	21,437
Expense recorded during the period	5,255	151	5,406
Payments made during the period	(14,460)	(958)	(15,418)

Balance as of September 30, 2009	$7,876	$3,549	$11,425

Note 13. Legal Matters and Contingencies
In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period or on the Company’s financial condition.
RxUSA Matter
In 2001, the Company sued one of its former customers, Rx USA International, Inc. and certain related companies (“RxUSA”), seeking over $300,000 for unpaid invoices. Thereafter, RxUSA filed counterclaims alleging breach of contract claiming that it was overbilled for products by over $400,000. RxUSA also alleged violations of the federal and New York antitrust laws, tortious interference with business relations and defamation. The Federal District Court granted summary judgment for the Company on the antitrust and defamation counterclaims, but denied the motion on the breach of contract and tortious interference counterclaims. In connection with its tortious interference counterclaim, RxUSA asserted compensatory damages of $61 million plus punitive damages. The trial of the Company’s claims and RxUSA’s remaining counterclaims commenced in the United States District Court for the Eastern District of New York on January 26, 2009 and concluded on February 6, 2009. The jury returned a verdict in the Company’s favor on all claims and counterclaims in the case: rejecting RxUSA’s claims for tortious interference and breach of contract in their entirety, while finding that RxUSA breached its contract with the Company and ordering RxUSA to satisfy the unpaid invoices in the full amount claimed by the Company. The case is now in post-trial proceedings, with several matters still pending, including the Company’s motion to sanction RxUSA. On May 1, 2009, RxUSA filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and an automatic stay went into effect with respect to certain legal proceedings involving the debtor, including the proceedings in this matter. In July 2009, the U.S. Bankruptcy Court for the Eastern District of New York granted the Company’s motion for relief from the automatic stay, which will allow the post-trial proceedings to re-commence. On September 21, 2009, the United States District Court for the Eastern District of New York held a hearing on the Company’s motion for sanctions.
Bergen Brunswig Matter
A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Superior Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Superior Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Superior Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded a charge of $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. Both the executive and the Company appealed the ruling of the Superior Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Superior Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator in accordance with the Court of Appeal’s decision of October 12, 2007. On June 10, 2008, the Plan Administrator issued a decision that the executive was entitled to receive approximately $6.9 million in supplemental retirement benefits plus interest, less the $1.9 million already paid to the executive under the Plan. The executive appealed this determination and a hearing on his appeal was held in August 2008 before a Review Official appointed by the Plan Administrator. On October 31, 2008, the Review Official issued a decision affirming in most respects the Plan Administrator’s determination of the executive’s supplemental retirement benefit. On November 17, 2008, the executive filed a motion for a Third Order in Implementation of Judgment with the Superior Court asking the court to overturn the decision of the Review Official. On March 9, 2009, the Company paid the executive approximately $5.6 million, plus interest, for the executive’s supplemental retirement benefit, as determined by the Review Official. On April 9, 2009, the Superior Court affirmed most aspects of the Review Official’s determination of decision, but held that the Review Official had abused his discretion by discounting the executive’s supplemental retirement benefit to its present value. As a result, the Superior Court held that the executive was entitled to an additional supplemental retirement benefit of approximately $6.6 million, plus interest, beyond what has already been paid by the Company. During the fiscal year ended September 30, 2009, the Company accrued an additional $2.2 million related to this matter. The Company believes that the Superior Court’s holding is inconsistent with the 2007 Court of Appeal decision and on May 4, 2009, filed a Notice of Appeal appealing the Superior Court’s holding. The executive also appealed the Superior Court’s holding.
Ontario Ministry of Health and Long-Term Care Civil Rebate Payment Order and Civil Complaint
On April 27, 2009, the Ontario Ministry of Health and Long-Term Care (“OMH”) notified the Company’s Canadian subsidiary, AmerisourceBergen Canada Corporation (“ABCC”), that it had entered a Rebate Payment Order requiring ABCC to pay C$5.8 million to the Ontario Ministry of Finance. OMH maintains that it has reasonable grounds to believe that ABCC accepted rebates, directly or indirectly, in violation of the Ontario Drug Interchangeability and Dispensing Fee Act. OMH at the same time announced similar rebate payment orders against other wholesalers, generic manufacturers, pharmacies and individuals. ABCC was cooperating fully with OMH prior to the entry of the Order by responding fully to requests for information and/or documents and will continue to cooperate. ABCC filed an appeal of the Order pursuant to OMH procedures in May 2009. In addition, on the same day that the Order was issued, OMH notified ABCC that it had filed a civil complaint with Health Canada (department of the Canadian government responsible for national public health) against ABCC for potential violations of the Canadian Food and Drug Act. Health Canada subsequently conducted an audit of ABCC, and ABCC has cooperated fully with Health Canada in the conduct of the audit. In October 2009, the Company met with representatives of OMH to present its position on the Rebate Payment Order. Although ABCC believes that it has not violated the relevant statutes and regulations and has conducted its business consistent with widespread industry practices, it cannot predict the outcome of these matters.
Qui Tam Matter
On October 30, 2009, fourteen states and the District of Columbia filed a complaint (the “Intervention Complaint”) in the United States District Court for the District of Massachusetts (the “Federal District Court”) naming Amgen Inc. as well as two business units of AmerisourceBergen Specialty Group, AmerisourceBergen Specialty Group, and AmerisourceBergen Corporation as defendants. The Intervention Complaint was filed to intervene in a pending civil case against the defendants filed under the qui tam provisions of the federal and various state civil False Claims Acts (the “Original Qui Tam Complaint”). The qui tam provisions permit a private person, known as a “relator” (i.e. whistleblower), to file civil actions under these statutes on behalf of the federal and state governments. The relator in the Original Complaint is a former Amgen employee. The Office of the New York Attorney General is leading the intervention on behalf of the state governments.
The Original Qui Tam Complaint was initially filed under seal. On January 21, 2009, the Company learned that the United States Attorney for the Eastern District of New York (the “DOJ”) was investigating allegations in a sealed civil complaint filed in the Federal District Court under the qui tam provisions of the federal civil False Claims Act. In February 2009, the Company received a redacted copy of the then current version of the Original Qui Tam Complaint, pursuant to a court order. However, the Company was never served with the Original Qui Tam Complaint. Based upon the disclosed portions of the redacted complaint, it appears that the relator initially filed the action on or about June 5, 2006 and a first amendment thereto on or about July 2, 2007. On May 18, 2009, the Federal District Court extended the time period for federal and state government authorities to conduct their respective investigations and to decide whether to intervene in the civil action. On September 1, 2009, fourteen states and the District of Columbia filed notices of their intent to intervene. The fourteen states and the District of Columbia were given leave by the Federal District Court to file a complaint within sixty days, or by October 30, 2009. The DOJ filed a notice that it was not intervening as of September 1, 2009, but stated that its investigation is continuing. The Company has received subpoenas for records issued by the DOJ in connection with its investigation. The Company has been cooperating with the DOJ and is producing records in response to the subpoenas.

Both the Intervention Complaint and the Original Qui Tam Complaint, as amended on October 30, 2009, allege that from 2002 through 2009, Amgen offered remuneration to medical providers in violation of federal and state health laws to increase purchases and prescriptions of Amgen’s anemia drug, Aranesp. Specifically with regard to the Company’s business units, the complaints allege that ASD Specialty Healthcare, Inc., which is a distributor of pharmaceuticals to physician practices (“ASD”), and International Nephrology Network, which was a business name for one of the Company’s subsidiaries and a group purchasing organization for nephrologists and nephrology practices (“INN”), conspired with Amgen to promote Aranesp in violation of federal and state health laws. The complaints further allege that the defendants caused medical providers to submit to state Medicaid programs false certifications and false claims for payment for Aranesp. According to the complaints, the latter conduct allegedly violated state civil False Claims Acts and constituted fraud and unjust enrichment. The Original Qui Tam Complaint, as amended, also alleges that the defendants caused medical providers to submit to other federal health programs, including Medicare, false certifications and false claims for payment for Aranesp. The Company intends to defend itself vigorously against the allegations contained in the Intervention Complaint and the Original Qui Tam Complaint, as amended. The Company cannot predict the outcome of either the civil action or the DOJ investigation.
Note 14. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the fiscal years ended September 30, 2008 and 2007, the Company recognized gains of $3.5 million and $35.8 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.
Other Settlements
During the fiscal year ended September 30, 2009, the Company recognized a gain of $1.8 million resulting from a favorable litigation settlement with a former customer. During the fiscal year ended September 30, 2008, the Company recognized a gain of $13.2 million resulting from favorable litigation settlements with a former customer (an independent retail group purchasing organization) and a major competitor. The above gains in fiscal 2009 and 2008 were recorded as a reduction to cost of goods sold in the Company’s consolidated statements of operations.
Note 15. Business Segment Information
The Company is organized based upon the products and services it provides to its customers. The Company’s operations as of September 30, 2009 are comprised of one reportable segment, Pharmaceutical Distribution. The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), and the AmerisourceBergen Packaging Group (“ABPG”). The Other reportable segment included the operating results of Long-Term Care, through the July 31, 2007 spin-off date. The operating results of PMSI, which was sold in October 2008, were reclassified to discontinued operations.
The Company has aggregated the operating segments of ABDC, ABSG, and ABPG into one reportable segment, the Pharmaceutical Distribution segment. Its ability to aggregate these three operating segments into one reportable segment was based on the following:
•	the objective and basic principles of ASC 280;
•	the aggregation criteria as noted in ASC 280; and
•	the fact that ABDC, ABSG, and ABPG have similar economic characteristics.

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
ABSG, through a number of individual operating businesses, provides distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other alternate healthcare providers, including dialysis clinics. ABSG also distributes vaccines, other injectables, and plasma and other blood products. In addition, through its specialty services businesses, ABSG provides a number of commercialization services, third party logistics, nursing services, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, outcomes research, practice management, group purchasing services for physician practices, and physician education.
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
The following tables present reportable segment information for the periods indicated (dollars in thousands):

	Total Revenue
Fiscal year ended September 30,	2009	2008	2007
Pharmaceutical Distribution	$71,759,990	$70,189,733	$65,340,623
Other	—	—	1,045,663
Intersegment eliminations	—	—	(714,214)

Total revenue	$71,759,990	$70,189,733	$65,672,072

Management evaluates segment performance based on total revenue including bulk deliveries to customer warehouses. Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment’s sales to the Other segment. ABDC was the principal supplier of pharmaceuticals to the Other segment.

	Operating Income
Fiscal year ended September 30,	2009	2008	2007
Pharmaceutical Distribution	$889,155	$836,747	$729,978
Other	—	—	24,994
Facility consolidations, employee severance and other	(5,406)	(12,377)	(2,072)
Gain on antitrust litigation settlements	—	3,491	35,837

Operating income	883,749	827,861	788,737
Other loss	1,368	2,027	3,004
Interest expense, net	58,307	64,496	32,244

Income from continuing operations before income taxes	$824,074	$761,338	$753,489

Segment operating income is evaluated before other loss; interest expense, net; facility consolidations, employee severance and other; and gain on antitrust litigation settlements. Corporate office expenses are allocated to each reportable segment.

	Assets
At September 30,	2009	2008
Pharmaceutical Distribution	$13,572,740	$12,174,095
Assets held for sale	—	43,691

Total assets	$13,572,740	$12,217,786

	Depreciation & Amortization
Fiscal year ended September 30,	2009	2008	2007
Pharmaceutical Distribution	$78,908	$82,081	$72,640
Other	—	—	12,035

Total depreciation and amortization	$78,908	$82,081	$84,675

Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which is included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2009	2008	2007
Pharmaceutical Distribution	$145,837	$137,309	$104,360
Other	—	—	6,918

Total capital expenditures	$145,837	$137,309	$111,278

Note 16. Disclosure About Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at September 30, 2009 and 2008 approximate fair value. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 7) and the corresponding fair value as of September 30, 2009 were $1,178.0 million and $1,246.4 million, respectively. The recorded amount of debt and the corresponding fair value as of September 30, 2008 were $1,189.1 million and $1,162.4 million, respectively.

Note 17. Quarterly Financial Information (Unaudited)

	Fiscal year ended September 30, 2009
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)

Total revenue	$17,338,377	$17,311,651	$18,393,899	$18,716,063	$71,759,990

Gross profit (a)	$489,848	$552,471	$519,223	$538,533	$2,100,075
Distribution, selling and administrative expenses, depreciation and amortization (b)	290,935	298,643	297,123	312,447	1,199,148
Facility consolidations, employee severance and other	1,029	4,262	213	(98)	5,406
Intangible asset impairments	—	1,300	8,900	1,572	11,772

Operating income	$197,884	$248,266	$212,987	$224,612	$883,749

Income from continuing operations	$112,529	$144,042	$125,134	$130,147	$511,852
Loss from discontinued operations, net of tax	(1,473)	(655)	(6,327)	—	(8,455)

Net income	$111,056	$143,387	$118,807	$130,147	$503,397
Earnings per share from continuing operations:
Basic	$0.36	$0.48	$0.42	$0.44	$1.70
Diluted	$0.36	$0.47	$0.42	$0.44	$1.69
Earnings per share:
Basic	$0.36	$0.47	$0.40	$0.44	$1.67
Diluted	$0.36	$0.47	$0.40	$0.44	$1.66

(a)	The first quarter of fiscal 2009 includes $10.2 million of fees relating to prior period sales due to the execution of new agreements in the first quarter and a $15.5 million write-down of influenza vaccine inventory.

(b)	The second quarter of fiscal 2009 includes a charge of $2.8 million relating to the write-down of software.

	Fiscal year ended September 30, 2008
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)

Total revenue	$17,279,383	$17,755,838	$17,996,666	$17,157,846	$70,189,733

Gross profit (a)(b)(d)(f)	$484,216	$537,288	$498,045	$527,453	$2,047,002
Distribution, selling and administrative expenses, depreciation and amortization (c)	291,396	300,903	292,655	316,520	1,201,474
Facility consolidations, employee severance and other	177	1,384	7,865	2,951	12,377
Intangible asset impairments	—	—	—	5,290	5,290

Operating income	$192,643	$235,001	$197,525	$202,692	$827,861

Income from continuing operations	$108,409	$132,828	$112,765	$115,062	$469,064
Income (loss) from discontinued operations, net of tax (e)	1,411	1,024	(220,785)	(155)	(218,505)

Net income (loss)	$109,820	$133,852	$(108,020)	$114,907	$250,559
Earnings per share from continuing operations:
Basic	$0.33	$0.41	$0.35	$0.37	$1.46
Diluted	$0.32	$0.41	$0.35	$0.36	$1.44
Earnings per share:
Basic	$0.33	$0.42	$(0.34)	$0.37	$0.78
Diluted	$0.33	$0.41	$(0.34)	$0.36	$0.77

(a)	The first and fourth quarters of fiscal 2008 include gains of $1.6 million and $1.9 million, respectively, from antitrust litigation settlements.

(b)	The first and second quarters of fiscal 2008 include gains of $10.0 million and $3.2 million, respectively, relating to litigation settlements with a competitor and a former customer.

(c)	The second, third, and fourth quarters of fiscal 2008 include various other charges of $4.7 million, $0.8 million, and $5.3 million, respectively, relating to the write-down of capitalized equipment and software.

(d)	The third quarter of fiscal 2008 includes an $8.4 million inventory write-down of certain pharmacy dispensing equipment.

(e)	The third and fourth quarters of fiscal 2008 include a combined charge of $225.8 million to reduce the carrying value of PMSI.

(f)	The fourth quarter of fiscal 2008 includes a gain of $8.6 million resulting from a vendor settlement.

Note 18. Subsequent Event
Issuance of $400 Million of 4 7/8% Senior Notes Due 2019
In November 2009, the Company issued $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”). The 2019 Notes were sold at 99.174% of the principal amount and have an effective yield of 4.98%. The Interest on the 2019 Notes is payable semiannually, in arrears, commencing May 15, 2010. The 2019 Notes rank pari passu to the Multi-Currency Revolving Credit Facility and the 2012 Notes and the 2015 Notes. The Company used the net proceeds of the 2019 Notes to repay substantially all amounts outstanding under its Multi-Currency Revolving Credit Facility and the remaining net proceeds will be used for general corporate purposes. Costs incurred in connection with the issuance of the 2019 Notes will be deferred and amortized over the 10-year term of the notes.
Note 19. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 2012 Notes, the 2015 Notes and beginning in November 2009, the 2019 Notes (together, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries reflects the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 7, (b) the foreign operating subsidiaries and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2009 and 2008 and the related statements of operations and cash flows for each of the three years in the period ended September 30, 2009.
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

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$927,049	$58,900	$23,419	$—	$1,009,368
Accounts receivable, net	66	1,292,822	2,623,621	—	3,916,509
Merchandise inventories	—	4,856,637	116,183	—	4,972,820
Prepaid expenses and other	67	52,816	2,173	—	55,056

Total current assets	927,182	6,261,175	2,765,396	—	9,953,753
Property and equipment, net	—	589,838	29,400	—	619,238
Goodwill and other intangible assets	—	2,719,324	139,740	—	2,859,064
Other assets	9,645	129,817	1,223	—	140,685
Intercompany investments and advances	2,405,087	1,938,742	(152,302)	(4,191,527)	—

Total assets	$3,341,914	$11,638,896	$2,783,457	$(4,191,527)	$13,572,740

Current liabilities:
Accounts payable	$—	$8,360,776	$156,386	$—	$8,517,162
Accrued expenses and other	(271,952)	581,354	6,255	—	315,657
Current portion of long-term debt	—	346	722	—	1,068
Deferred income taxes	—	645,723	—	—	645,723

Total current liabilities	(271,952)	9,588,199	163,363	—	9,479,610
Long-term debt, net of current portion	897,397	412	279,124	—	1,176,933
Other liabilities	—	197,496	2,232	—	199,728
Total stockholders’ equity	2,716,469	1,852,789	2,338,738	(4,191,527)	2,716,469

Total liabilities and stockholders’ equity	$3,341,914	$11,638,896	$2,783,457	$(4,191,527)	$13,572,740

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$719,570	$100,623	$57,921	$—	$878,114
Accounts receivable, net	1,276	1,280,346	2,198,645	—	3,480,267
Merchandise inventories	—	4,076,697	135,078	—	4,211,775
Prepaid expenses and other	47	53,418	2,449	—	55,914
Assets held for sale	—	43,691	—	—	43,691

Total current assets	720,893	5,554,775	2,394,093	—	8,669,761

Property and equipment, net	—	525,444	26,715	—	552,159
Goodwill and other intangible assets	—	2,738,998	136,368	—	2,875,366
Other assets	12,302	106,627	1,571	—	120,500
Intercompany investments and advances	2,540,391	3,077,109	403,388	(6,020,888)	—

Total assets	$3,273,586	$12,002,953	$2,962,135	$(6,020,888)	$12,217,786

Current liabilities:
Accounts payable	$—	$7,164,839	$161,741	$—	$7,326,580
Accrued expenses and other	(333,344)	593,403	10,764	—	270,823
Current portion of long-term debt	—	—	1,719	—	1,719
Deferred income taxes	—	551,984	(1,276)	—	550,708
Liabilities held for sale	—	17,759	—	—	17,759

Total current liabilities	(333,344)	8,327,985	172,948	—	8,167,589
Long-term debt, net of current portion	896,885	—	290,527	—	1,187,412
Other liabilities	—	147,052	5,688	—	152,740
Total stockholders’ equity	2,710,045	3,527,916	2,492,972	(6,020,888)	2,710,045

Total liabilities and stockholders’ equity	$3,273,586	$12,002,953	$2,962,135	$(6,020,888)	$12,217,786

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal Year ended September 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating revenue	$—	$68,574,365	$1,477,641	$—	$70,052,006
Bulk deliveries to customer warehouses	—	1,707,984	—	—	1,707,984

Total revenue	—	70,282,349	1,477,641	—	71,759,990
Cost of goods sold	—	68,248,235	1,411,680	—	69,659,915

Gross profit	—	2,034,114	65,961	—	2,100,075
Operating expenses:
Distribution, selling and administrative	—	1,173,009	(52,769)	—	1,120,240
Depreciation	—	60,552	2,936	—	63,488
Amortization	—	12,422	2,998	—	15,420
Facility consolidations, employee severance and other	—	3,996	1,410	—	5,406
Intangible asset impairments	—	10,200	1,572	—	11,772

Operating income	—	773,935	109,814	—	883,749
Other loss	—	1,305	63	—	1,368
Interest (income) expense, net	(3,040)	48,207	13,140	—	58,307

Income from continuing operations before income taxes and equity in earnings of subsidiaries	3,040	724,423	96,611	—	824,074
Income taxes	1,064	276,979	34,179	—	312,222
Equity in earnings of subsidiaries	501,421	—	—	(501,421)	—

Income from continuing operations	503,397	447,444	62,432	(501,421)	511,852
Loss from discontinued operations	—	(8,455)	—	—	(8,455)

Net income	$503,397	$438,989	$62,432	$(501,421)	$503,397

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal Year ended September 30, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating revenue	$—	$65,713,066	$1,805,867	$—	$67,518,933
Bulk deliveries to customer warehouses	—	2,670,794	6	—	2,670,800

Total revenue	—	68,383,860	1,805,873	—	70,189,733
Cost of goods sold	—	66,427,143	1,715,588	—	68,142,731

Gross profit	—	1,956,717	90,285	—	2,047,002
Operating expenses:
Distribution, selling and administrative	—	1,165,604	(46,211)	—	1,119,393
Depreciation	—	62,227	2,727	—	64,954
Amortization	—	13,665	3,462	—	17,127
Facility consolidations, employee severance and other	—	12,377	—	—	12,377
Intangible asset impairments	—	3,130	2,160	—	5,290

Operating income	—	699,714	128,147	—	827,861
Other loss	—	1,991	36	—	2,027
Interest (income) expense, net	(17,630)	60,314	21,812	—	64,496

Income from continuing operations before income taxes and equity in earnings of subsidiaries	17,630	637,409	106,299	—	761,338
Income taxes	6,170	247,559	38,545	—	292,274
Equity in earnings of subsidiaries	239,099	—	—	(239,099)	—

Income from continuing operations	250,559	389,850	67,754	(239,099)	469,064
Loss from discontinued operations	—	(218,505)	—	—	(218,505)

Net income	$250,559	$171,345	$67,754	$(239,099)	$250,559

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal Year ended September 30, 2007
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating revenue	$—	$59,497,985	$1,768,807	$—	$61,266,792
Bulk deliveries to customer warehouses	—	4,405,264	16	—	4,405,280

Total revenue	—	63,903,249	1,768,823	—	65,672,072
Cost of goods sold	—	61,767,751	1,685,262	—	63,453,013

Gross profit	—	2,135,498	83,561	—	2,219,059
Operating expenses:
Distribution, selling and administrative	—	1,368,510	(28,625)	—	1,339,885
Depreciation	—	66,104	2,123	—	68,227
Amortization	—	13,186	3,262	—	16,448
Facility consolidations, employee severance and other	—	2,072	—	—	2,072
Intangible asset impairments	—	3,690	—	—	3,690

Operating income	—	681,936	106,801	—	788,737
Other loss	—	3,003	1	—	3,004
Interest expense (income), net	73,001	(60,744)	19,987	—	32,244

Income from continuing operations before income taxes and equity in earnings of subsidiaries	(73,001)	739,677	86,813	—	753,489
Income taxes	(25,550)	273,482	30,754	—	278,686
Equity in earnings of subsidiaries	516,618	—	—	(516,618)	—

Income from continuing operations	469,167	466,195	56,059	(516,618)	474,803
Loss from discontinued operations	—	(5,636)	—	—	(5,636)

Net income	$469,167	$460,559	$56,059	$(516,618)	$469,167

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve months ended September 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$503,397	$438,989	$62,432	$(501,421)	$503,397
Loss from discontinued operations	—	8,455	—	—	8,455

Income from continuing operations	503,397	447,444	62,432	(501,421)	511,852
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities	(436,182)	625,614	(411,709)	501,421	279,144

Net cash provided by (used in) operating activities — continuing operations	67,215	1,073,058	(349,277)	—	790,996
Net cash used in operating activities — discontinued operations	—	(7,233)	—	—	(7,233)

Net cash provided by (used in) operating activities	67,215	1,065,825	(349,277)	—	783,763

Capital expenditures	—	(138,865)	(6,972)	—	(145,837)
Cost of acquired company, net of cash acquired	—	—	(13,422)	—	(13,422)
Proceeds from the sale of PMSI	—	11,940	—	—	11,940
Proceeds from the sale of property and equipment	—	73	35	—	108

Net cash used in investing activities — continuing operations	—	(126,852)	(20,359)	—	(147,211)
Net cash used in investing activities — discontinued operations	—	(1,138)	—	—	(1,138)

Net cash used in investing activities	—	(127,990)	(20,359)	—	(148,349)

Net repayments under revolving and securitization credit facilities	—	—	(8,838)	—	(8,838)
Other	(3,506)	273	(1,109)	—	(4,342)
Purchases of common stock	(450,350)	—	—	—	(450,350)
Exercise of stock options, including excess tax benefit	22,066	—	—	—	22,066
Cash dividends on common stock	(62,696)	—	—	—	(62,696)
Intercompany financing and advances	634,750	(979,831)	345,081	—	—

Net cash provided by (used in) financing activities — continuing operations	140,264	(979,558)	335,134	—	(504,160)
Net cash provided by financing activities — discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	140,264	(979,558)	335,134	—	(504,160)

Increase (decrease) in cash and cash equivalents	207,479	(41,723)	(34,502)	—	131,254
Cash and cash equivalents at beginning of period	719,570	100,623	57,921	—	878,114

Cash and cash equivalents at end of period	$927,049	$58,900	$23,419	$—	$1,009,368

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve months ended September 30, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$250,559	$171,345	$67,754	$(239,099)	$250,559
Loss from discontinued operations	—	218,505	—	—	218,505

Income from continuing operations	250,559	389,850	67,754	(239,099)	469,064
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities	(290,515)	190,561	111,415	239,099	250,560

Net cash (used in) provided by operating activities — continuing operations	(39,956)	580,411	179,169	—	719,624
Net cash provided by operating activities — discontinued operations	—	17,445	—	—	17,445

Net cash (used in) provided by operating activities	(39,956)	597,856	179,169	—	737,069

Capital expenditures	—	(128,214)	(9,095)	—	(137,309)
Cost of acquired company, net of cash acquired	—	(169,230)	—	—	(169,230)
Proceeds from sales of investment securities available-for-sale	467,419	—	—	—	467,419
Proceeds from the sales of other assets	—	1,878	—	—	1,878
Proceeds from the sales of property and equipment	—	2,964	56	—	3,020

Net cash provided by (used in) investing activities — continuing operations	467,419	(292,602)	(9,039)	—	165,778
Net cash used in investing activities — discontinued operations	—	(2,357)	—	—	(2,357)

Net cash provided by (used in) investing activities	467,419	(294,959)	(9,039)	—	163,421

Net repayments under revolving and securitization credit facilities	—	—	(16,396)	—	(16,396)
Other	(932)	(602)	(523)	—	(2,057)
Purchases of common stock	(679,684)	—	—	—	(679,684)
Exercise of stock options, including excess tax benefit	84,394	—	—	—	84,394
Cash dividends on common stock	(48,674)	—	—	—	(48,674)
Intercompany financing and advances	436,757	(259,768)	(176,989)	—	—

Net cash used in financing activities — continuing operations	(208,139)	(260,370)	(193,908)	—	(662,417)
Net cash used in financing activities — discontinued operations	—	(163)	—	—	(163)

Net cash used in financing activities	(208,139)	(260,533)	(193,908)	—	(662,580)

Increase (decrease) in cash and cash equivalents	219,324	42,364	(23,778)	—	237,910
Cash and cash equivalents at beginning of period	500,246	58,259	81,699	—	640,204

Cash and cash equivalents at end of period	$719,570	$100,623	$57,921	$—	$878,114

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve months ended September 30, 2007
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$469,167	$460,559	$56,059	$(516,618)	$469,167
Loss from discontinued operations	—	5,636	—	—	5,636

Income from continuing operations	469,167	466,195	56,059	(516,618)	474,803
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities	(568,227)	829,712	(45,191)	516,618	732,912

Net cash (used in) provided by operating activities — continuing operations	(99,060)	1,295,907	10,868	—	1,207,715
Net cash provided by operating activities — discontinued operations	—	189	—	—	189

Net cash (used in) provided by operating activities	(99,060)	1,296,096	10,868	—	1,207,904

Capital expenditures	—	(109,186)	(2,092)	—	(111,278)
Cost of acquired companies, net of cash acquired	—	(72,854)	(13,412)	—	(86,266)
Purchases of investment securities available for sale	(399,579)	—	—	—	(399,579)
Proceeds from the sale of other assets	—	5,205	—	—	5,205
Proceeds from the sale of property and equipment	—	8,062	15	—	8,077

Net cash used in investing activities — continuing operations	(399,579)	(168,773)	(15,489)	—	(583,841)
Net cash used in investing activities — discontinued operations	—	(90,596)	—	—	(90,596)

Net cash used in investing activities	(399,579)	(259,369)	(15,489)	—	(674,437)

Net borrowings under revolving and securitization credit facilities	—	—	101,753	—	101,753
Proceeds from borrowings related to PharMerica Long-Term Care distribution	—	125,000	—	—	125,000
Other	(2,849)	(1,421)	—	—	(4,270)
Purchases of common stock	(1,434,385)	—	—	—	(1,434,385)
Exercise of stock options, including excess tax benefit	94,620	—	—	—	94,620
Cash dividends on common stock	(37,249)	—	—	—	(37,249)
Intercompany financing and advances	1,253,461	(1,145,488)	(107,973)	—	—

Net cash used in financing activities — continuing operations	(126,402)	(1,021,909)	(6,220)	—	(1,154,531)
Net cash used in financing activities — discontinued operations	—	—	—	—	—

Net cash used in financing activities	(126,402)	(1,021,909)	(6,220)	—	(1,154,531)

(Decrease) increase in cash and cash equivalents	(625,041)	14,818	(10,841)	—	(621,064)
Cash and cash equivalents at beginning of period	1,125,287	43,441	92,540	—	1,261,268

Cash and cash equivalents at end of period	$500,246	$58,259	$81,699	$—	$640,204

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2009 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
AmerisourceBergen’s management assessed the effectiveness of AmerisourceBergen’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that AmerisourceBergen’s internal control over financial reporting was effective as of September 30, 2009. AmerisourceBergen’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen’s internal control over financial reporting. This report is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of AmerisourceBergen Corporation
We have audited internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerisourceBergen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated November 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 25, 2009

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2010 annual meeting of stockholders (the “2010 Proxy Statement”) including information under “Election of Directors,” “Additional Information about the Directors, the Board and the Board Committees,” “Codes of Ethics,” “Audit Matters,” and “Section 16 (a) Beneficial Reporting Compliance,” is incorporated herein by reference. We will file the 2010 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
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
As required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, our President and Chief Executive Officer, R. David Yost, certified to the NYSE within 30 days after our 2009 Annual Meeting of Stockholders that he was not aware of any violation by us of the NYSE Corporate Governance Listing Standards.

ITEM 11.	EXECUTIVE COMPENSATION
Information contained in the 2010 Proxy Statement, including information appearing under “Compensation Matters” and “Executive Compensation” in the 2010 Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2010 Proxy Statement, including information appearing under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2010 Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2010 Proxy Statement, including information appearing under “Additional Information about the Directors, the Board, and the Board Committees,” “Corporate Governance,” “Agreements with Employees” and “Certain Transactions” in the 2010 Proxy Statement, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2010 Proxy Statement, including information appearing under “Audit Matters” in the 2010 Proxy Statement, is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Annex J to the joint proxy statement-prospectus forming a part of the Registrant’s Registration Statement on Form S-4/A, Registration No. 333-61440, filed July 5, 2001).

3.2
Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-132017, filed February 23, 2006).

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

4.9
Underwriting Agreement, dated November 16, 2009, between the Registrant and J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2009).

4.10
Indenture, dated as of November 19, 2009, among the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 23, 2009).

4.11
First Supplemental Indenture, dated as of November 19, 2009, among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 23, 2009).

4.12	Form of 4.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 23, 2009).

Exhibit
Number	Description

‡10.1	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

‡10.2
AmerisourceBergen Drug Corporation Supplemental Retirement Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

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

‡10.22
AmerisourceBergen Corporation Management Incentive Plan, effective as of February 19, 2009 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 19, 2009).

‡10.23
Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and R. David Yost (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.24
Letter Agreement, dated January 7, 2009, between the Registrant and R. David Yost (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.25
AmerisourceBergen Corporation Amended and Restated Long-Term Incentive Award Agreement, dated December 22, 2008, for R. David Yost (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.26
Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and Michael D. DiCandilo (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.27
Letter Agreement, dated January 7, 2009, between the Registrant and Michael D. DiCandilo (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.28
Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.29
Letter Agreement, dated January 7, 2009, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.30
Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and Jeanne B. Fisher (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.31
Letter Agreement, dated January 7, 2009, between the Registrant and Jeanne B. Fisher (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.32
Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.33
Letter Agreement, dated January 7, 2009, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.34
AmerisourceBergen Corporation 2002 Management Stock Incentive Plan Award Agreement between the Registrant and R. David Yost, dated December 6, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007).

10.35
Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

Exhibit
Number	Description

10.36
Receivables Purchase Agreement among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchase groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.37
Performance Undertaking, dated July 10, 2003, executed by the Registrant, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.44
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

10.45
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

10.46
Eighth Amendment, dated as of December 18, 2008, to the Receivables Purchase Agreement among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Bank of America, National Association, as Administrator, and various purchaser groups (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

Exhibit
Number	Description

10.47
Ninth Amendment, dated as of April 30, 2009, to the Receivables Purchase Agreement among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, the Purchaser Agents and Purchasers, the Exiting Purchaser Groups and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2009).

10.48
Credit Agreement dated as of April 21, 2005 between J.M. Blanco, Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.49
Credit Agreement, dated as of November 14, 2006, among Registrant, JP Morgan Chase Bank, N.A., J. P. Morgan Europe Limited, The Bank of Nova Scotia and the other financial institutions party thereto (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

10.50
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

10.51
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

101
Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

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

AMERISOURCEBERGEN CORPORATION
Date: November 25, 2009	By:	/s/ R. DAVID YOST
R. David Yost
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 25, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ R. David Yost R. David Yost	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael D. Dicandilo	Executive Vice President and Chief Financial Officer

Michael D. DiCandilo	(Principal Financial and Accounting Officer)

/s/ Tim G. Guttman	Vice President, Corporate Controller

Tim G. Guttman

/s/ Richard W. Gochnauer	Director

Richard W. Gochnauer

/s/ Richard C. Gozon	Director and Chairman

Richard C. Gozon

/s/ Charles H. Cotros	Director

Charles H. Cotros

/s/ Edward E. Hagenlocker	Director

Edward E. Hagenlocker

/s/ Jane E. Henney, M.D.	Director

Jane E. Henney, M.D.

/s/ Michael J. Long	Director

Michael J. Long

/s/ Henry W. Mcgee	Director

Henry W. McGee

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions-	End of
Description	of Period	Expenses(1)	Accounts(2)	Describe(3)(4)	Period
			(in thousands)
Year Ended September 30, 2009
Allowance for doubtful accounts	$111,128	$31,830	$—	$(51,960)	$90,998

Year Ended September 30, 2008
Allowance for doubtful accounts	$98,698	$27,630	$2,573	$(17,773)	$111,128

Year Ended September 30, 2007
Allowance for doubtful accounts	$111,078	$48,500	$61	$(60,941)	$98,698

(1)	Represents the provision for doubtful accounts.

(2)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)	Represents accounts written off during year, net of recoveries.

(4)	Of the total $60.9 million reduction in fiscal 2007, $26.9 million related to the Long-Term Care divestiture.