Form 10-Q
period 2009-12-31
AMERISOURCEBERGEN CORP
filed 2010-02-05
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2010 was 282,383,043.

AMERISOURCEBERGEN CORPORATION

Page No.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets, December 31, 2009 and September 30, 2009	2

Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008	3

Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

SIGNATURES	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands, except share and per share data)	2009	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$979,567	$1,009,368
Accounts receivable, less allowances for returns and doubtful accounts: $367,415 at December 31, 2009 and $370,303 at September 30, 2009	3,540,919	3,916,509
Merchandise inventories	5,361,851	4,972,820
Prepaid expenses and other	33,794	55,056

Total current assets	9,916,131	9,953,753

Property and equipment, at cost:
Land	36,109	35,665
Buildings and improvements	294,245	292,903
Machinery, equipment and other	727,664	694,555

Total property and equipment	1,058,018	1,023,123
Less accumulated depreciation	(416,109)	(403,885)

Property and equipment, net	641,909	619,238

Goodwill and other intangible assets	2,857,242	2,859,064
Other assets	140,989	140,685

TOTAL ASSETS	$13,556,271	$13,572,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,225,557	$8,517,162
Accrued expenses and other	355,830	315,657
Current portion of long-term debt	593	1,068
Deferred income taxes	661,468	645,723

Total current liabilities	9,243,448	9,479,610

Long-term debt, net of current portion	1,375,256	1,176,933
Other liabilities	196,706	199,728

Stockholders’ equity:
Common stock, $0.01 par value — authorized: 600,000,000 shares; issued and outstanding: 484,645,368 shares and 283,825,325 shares at December 31, 2009, respectively, and 482,941,212 shares and 287,922,263 shares at September 30, 2009, respectively	4,846	4,829
Additional paid-in capital	3,775,410	3,737,835
Retained earnings	3,047,918	2,919,760
Accumulated other comprehensive loss	(42,818)	(46,096)

	6,785,356	6,616,328
Treasury stock, at cost: 200,820,043 shares at December 31, 2009 and 195,018,949 shares at September 30, 2009	(4,044,495)	(3,899,859)

Total stockholders’ equity	2,740,861	2,716,469

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,556,271	$13,572,740

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 31,
(in thousands, except per share data)	2009	2008

Revenue	$19,335,859	$17,338,377
Cost of goods sold	18,772,489	16,848,529

Gross profit	563,370	489,848
Operating expenses:
Distribution, selling, and administrative	280,239	272,026
Depreciation	16,658	15,053
Amortization	4,139	3,856
Facility consolidations, employee severance and other	(48)	1,029

Operating income	262,382	197,884
Other loss	277	429
Interest expense, net	17,267	14,183

Income from continuing operations before income taxes	244,838	183,272
Income taxes	93,531	70,743

Income from continuing operations	151,307	112,529
Loss from discontinued operations, net of income taxes	—	(1,473)

Net income	$151,307	$111,056

Earnings per share:

Basic earnings per share:
Continuing operations	$0.53	$0.36
Discontinued operations	—	—

Total	$0.53	$0.36

Diluted earnings per share:
Continuing operations	$0.52	$0.36
Discontinued operations	—	—

Total	$0.52	$0.36

Weighted average common shares outstanding:
Basic	286,955	308,594
Diluted	291,287	310,178

Cash dividends declared per share of common stock	$0.08	$0.05

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 31,
(in thousands)	2009	2008

OPERATING ACTIVITIES
Net income	$151,307	$111,056
Loss from discontinued operations	—	1,473

Income from continuing operations	151,307	112,529
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation, including amounts charged to cost of goods sold	19,820	17,813
Amortization, including amounts charged to interest expense	5,384	4,843
Provision for doubtful accounts	9,387	8,175
Provision for deferred income taxes	17,511	9,681
Share-based compensation	7,176	7,374
Other	2,630	(3,278)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	371,936	(80,090)
Merchandise inventories	(391,153)	(768,924)
Prepaid expenses and other assets	22,499	22,611
Accounts payable, accrued expenses, and income taxes	(254,538)	366,625
Other liabilities	(3,648)	(1,474)

Net cash used in operating activities-continuing operations	(41,689)	(304,115)
Net cash used in operating activities-discontinued operations	—	(251)

NET CASH USED IN OPERATING ACTIVITIES	(41,689)	(304,366)

INVESTING ACTIVITIES
Capital expenditures	(42,574)	(42,344)
Proceeds from the sale of PMSI	—	14,936
Other	127	—

Net cash used in investing activities-continuing operations	(42,447)	(27,408)
Net cash used in investing activities-discontinued operations	—	(1,138)

NET CASH USED IN INVESTING ACTIVITIES	(42,447)	(28,546)

FINANCING ACTIVITIES
Long-term debt borrowings	396,696	—
Borrowings under revolving and securitization credit facilities	290,074	339,208
Repayments under revolving and securitization credit facilities	(491,704)	(311,689)
Purchases of common stock	(144,626)	(88,352)
Exercises of stock options, including excess tax benefits of $5,050 and $55 in fiscal 2010 and 2009, respectively	30,416	1,331
Cash dividends on common stock	(23,149)	(15,571)
Debt issuance costs and other	(3,372)	788

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	54,335	(74,285)

DECREASE IN CASH AND CASH EQUIVALENTS	(29,801)	(407,197)
Cash and cash equivalents at beginning of period	1,009,368	878,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$979,567	$470,917

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmerisourceBergen Corporation and its wholly-owned subsidiaries (the “Company”) as of the dates and for the periods indicated. The Company evaluated subsequent events through the date and time the financial statements were issued on February 5, 2010. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2009 and the results of operations and cash flows for the interim periods ended December 31, 2009 and 2008 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.
The Company has three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), and the AmerisourceBergen Packaging Group (“ABPG”). The Company has aggregated the operating results of ABDC, ABSG, and ABPG into one reportable segment, Pharmaceutical Distribution, which represents the consolidated operating results of the Company. The businesses of the Pharmaceutical Distribution operating segments are similar in that they service both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel. Prior to October 1, 2009, management considered gains on antitrust litigation settlements and costs related to facility consolidations, employee severance and other, to be reconciling items between the operating results of Pharmaceutical Distribution and the Company.
On June 15, 2009, the Company effected a two-for-one stock split of its outstanding shares of common stock in the form of a 100% stock dividend to stockholders of record at the close of business on May 29, 2009. All applicable share and per-share amounts in the consolidated financial statements and related disclosures have been retroactively adjusted to reflect this stock split.
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.
Recent Accounting Pronouncements
Effective October 1, 2009, the Company adopted the applicable sections of Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Additionally, this ASC provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of a business combination. The Company also adopted certain other applicable sections that address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities from contingencies from a business combination. The application of ASC 805 relating to a future acquisition or divestiture may have an impact to the Company’s financial position and/or results of operations.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Discontinued Operations
In October 2008, the Company completed the divestiture of its workers’ compensation business, PMSI. The Company classified PMSI’s operating results and cash flows as discontinued in the consolidated financial statements for the three months ended December 31, 2008. PMSI’s revenue and loss before income taxes were $29.0 million and $1.1 million, respectively, for the three months ended December 31, 2008.
The Company sold PMSI for approximately $31 million, net of a final working capital adjustment, including a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million may be payable in October 2010 if PMSI achieves certain revenue targets with respect to its largest customer during the twelve months ending September 30, 2010. Interest accrues at an annual rate of LIBOR plus 4% (not to exceed 8%).
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
As of December 31, 2009, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $54.7 million ($38.6 million net of federal benefit, which, if recognized, would reduce income tax expense). Included in this amount is $17.8 million of interest and penalties, which the Company records in income tax expense. During the three months ended December 31, 2009, unrecognized tax benefits increased by $0.3 million. During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $8.0 million.
Note 4. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the three months ended December 31, 2009 (in thousands):

Goodwill at September 30, 2009	$2,542,352
Foreign currency translation	1,717

Goodwill at December 31, 2009	$2,544,069

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Following is a summary of other intangible assets (in thousands):

	December 31, 2009			September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangibles-trade names	$241,638	$—	$241,638	$241,554	$—	$241,554
Finite-lived intangibles:
Customer relationships	121,731	(59,963)	61,768	121,419	(56,679)	64,740
Other	33,369	(23,602)	9,767	33,100	(22,682)	10,418

Total other intangible assets	$396,738	$(83,565)	$313,173	$396,073	$(79,361)	$316,712

Amortization expense for other intangible assets was $4.1 million and $3.9 million in the three months ended December 31, 2009 and 2008, respectively. Amortization expense for other intangible assets is estimated to be $16.0 million in fiscal 2010, $15.1 million in fiscal 2011, $12.8 million in fiscal 2012, $11.0 million in fiscal 2013, $7.8 million in fiscal 2014, and $12.9 million thereafter.
Note 5. Debt
Debt consisted of the following (in thousands):

	December 31,	September 30,
	2009	2009
Blanco revolving credit facility at 2.23% and 2.25%, respectively, due 2010	$55,000	$55,000
Receivables securitization facility due 2010	—	—
Multi-currency revolving credit facility at 2.25% and 0.92%, respectively, due 2011	25,618	224,026
$400,000, 5 5/8% senior notes due 2012	399,132	399,058
$500,000, 5 7/8% senior notes due 2015	498,398	498,339
$400,000, 4 7/8% senior notes due 2019	396,739	—
Other	962	1,578

Total debt	1,375,849	1,178,001
Less current portion	593	1,068

Total, net of current portion	$1,375,256	$1,176,933

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company has a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2009). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at December 31, 2009). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”), which expires in April 2010. The Company also has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. The Company pays a commitment fee to maintain the availability under the Receivables Securitization Facility. The program fee and the commitment fee were 150 basis points and 75 basis points, respectively, at December 31, 2009. At December 31, 2009, there were no borrowings outstanding under the Receivables Securitization Facility. The agreement governing the Receivables Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.
The Blanco revolving credit facility (the “Blanco Credit Facility”) is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at December 31, 2009 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (200 basis points over LIBOR at December 31, 2009). Additionally, the Company is required to pay quarterly facility fees of 50 basis points on any unused portion of the facility.
In November 2009, the Company issued $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”). The 2019 Notes were sold at 99.174% of the principal amount and have an effective yield of 4.98%. The interest on the 2019 Notes is payable semiannually, in arrears, commencing May 15, 2010. The 2019 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the 5 5/8% senior notes due 2012, and the 5 7/8% senior notes due 2015. The Company used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under its Multi-Currency Revolving Credit Facility, and the remaining net proceeds were used for general corporate purposes. Costs incurred in connection with the issuance of the 2019 Notes were deferred and are being amortized over the 10-year term of the notes.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Stockholders’ Equity and Earnings per Share
The following table illustrates comprehensive income for the three months ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net income	$151,307	$111,056
Foreign currency translation adjustments and other	3,278	(10,066)

Comprehensive income	$154,585	$100,990

In November 2008, the Company’s board of directors increased the quarterly dividend by 33% to $0.05 per common share. In May 2009, the Company declared a two-for-one split of the Company’s outstanding shares of common stock and increased the quarterly dividend by 20% to $0.06 per common share. In November 2009, the Company’s board of directors authorized another increase in the quarterly dividend by 33% to $0.08 per share.
In November 2008, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2009, the Company purchased 2.8 million shares for $68.1 million to complete its authorization under this program. During the three months ended December 31, 2008, the Company purchased 4.7 million shares under this program for $70.2 million and another 1.2 million shares for $18.1 million to complete its authorization under a prior share repurchase program.
In November 2009, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2009, the Company purchased 3.0 million shares for $76.4 million under this new program. In January 2010, the Company acquired 1.7 million shares of its common stock totaling $42.9 million.
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, and restricted stock units.

	Three months ended
	December 31,
(in thousands)	2009	2008
Weighted average common shares outstanding-basic	286,955	308,594
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	4,332	1,584

Weighted average common shares outstanding-diluted	291,287	310,178

The potentially dilutive stock options that were antidilutive for the three months ended December 31, 2009 and 2008 were 3.3 million and 13.0 million, respectively.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Facility Consolidations, Employee Severance and Other
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
The following table displays the activity in accrued expenses and other from September 30, 2009 to December 31, 2009 (in thousands):

	Employee	Lease Cancellation
	Severance	Costs and Other	Total
Balance as of September 30, 2009	$7,876	$3,549	$11,425
Expense recorded during the period	(48)	—	(48)
Payments made during the period	(1,627)	(238)	(1,865)

Balance as of December 31, 2009	$6,201	$3,311	$9,512

The employee severance balance set forth in the above table as of December 31, 2009 includes an accrual for the Bergen Brunswig Matter as described in Note 8. The lease cancellation costs and other balance set forth in the above table as of December 31, 2009 primarily consists of an accrual for information technology transition costs payable to IBM Global Services.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Ontario Ministry of Health and Long-Term Care Civil Rebate Payment Order and Civil Complaint
On April 27, 2009, the Ontario Ministry of Health and Long-Term Care (“OMH”) notified the Company’s Canadian subsidiary, AmerisourceBergen Canada Corporation (“ABCC”), that it had entered a Rebate Payment Order requiring ABCC to pay C$5.8 million to the Ontario Ministry of Finance. OMH maintains that it has reasonable grounds to believe that ABCC accepted rebates, directly or indirectly, in violation of the Ontario Drug Interchangeability and Dispensing Fee Act. OMH at the same time announced similar rebate payment orders against other wholesalers, generic manufacturers, pharmacies, and individuals. ABCC was cooperating fully with OMH prior to the entry of the Order by responding fully to requests for information and/or documents and will continue to cooperate. ABCC filed an appeal of the Order pursuant to OMH procedures in May 2009. In addition, on the same day that the Order was issued, OMH notified ABCC that it had filed a civil complaint with Health Canada (department of the Canadian government responsible for national public health) against ABCC for potential violations of the Canadian Food and Drug Act. Health Canada subsequently conducted an audit of ABCC, and ABCC has cooperated fully with Health Canada in the conduct of the audit. The Company has met several times with representatives of OMH to present its position on the Rebate Payment Order. Although ABCC believes that it has not violated the relevant statutes and regulations and has conducted its business consistent with widespread industry practices, it cannot predict the outcome of these matters.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Qui Tam Matter
On October 30, 2009, 14 states (including New York and Florida) and the District of Columbia filed a complaint (the “Intervention Complaint”) in the United States District Court for the District of Massachusetts (the “Federal District Court”) naming Amgen Inc. as well as two business units of AmerisourceBergen Specialty Group, AmerisourceBergen Specialty Group, and AmerisourceBergen Corporation as defendants. The Intervention Complaint was filed to intervene in a pending civil case against the defendants filed under the qui tam provisions of the federal and various state civil False Claims Acts (the “Original Qui Tam Complaint”). The qui tam provisions permit a private person, known as a “relator” (i.e. whistleblower), to file civil actions under these statutes on behalf of the federal and state governments. The relator in the Original Complaint is a former Amgen employee. The Office of the New York Attorney General is leading the intervention on behalf of the state governments.
The Original Qui Tam Complaint was initially filed under seal. On January 21, 2009, the Company learned that the United States Attorney for the Eastern District of New York (the “DOJ”) was investigating allegations in a sealed civil complaint filed in the Federal District Court under the qui tam provisions of the federal civil False Claims Act. In February 2009, the Company received a redacted copy of the then current version of the Original Qui Tam Complaint, pursuant to a court order. However, the Company was never served with the Original Qui Tam Complaint. Based upon the disclosed portions of the redacted complaint, it appears that the relator initially filed the action on or about June 5, 2006 and a first amendment thereto on or about July 2, 2007. On May 18, 2009, the Federal District Court extended the time period for federal and state government authorities to conduct their respective investigations and to decide whether to intervene in the civil action. On September 1, 2009, 14 states and the District of Columbia filed notices of their intent to intervene. The 14 states and the District of Columbia were given leave by the Federal District Court to file a complaint within 60 days, or by October 30, 2009. The DOJ filed a notice that it was not intervening as of September 1, 2009, but stated that its investigation is continuing. The Company has received subpoenas for records issued by the DOJ in connection with its investigation. The Company has been cooperating with the DOJ and is producing records in response to the subpoenas.
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
On December 17, 2009, the states and the relator both filed amended complaints. The State of Texas, which was not one of the original 14 states intervening in the action, joined in the amended complaint. On January 20, 2010, the States of Florida and Texas filed notices to voluntarily dismiss the Intervention Complaint, as amended, leaving 13 states and the District of Columbia as intervenors. The Company intends to defend itself vigorously against the allegations contained in the Intervention Complaint and the Original Qui Tam Complaint, as amended, and on February 1, 2010, the Company filed a motion to dismiss the complaints. The Company has learned that there are filings in another federal district, which are under seal, that contain allegations similar to those in the pending civil action. The Company cannot predict the outcome of either the pending civil action or the DOJ investigation or the potential outcome of any other action involving similar allegations in which any AmerisourceBergen entity is a defendant.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the three months ended December 31, 2009, the Company recognized a gain of $1.5 million relating to the above-mentioned class action lawsuits. The gain, which was net of attorney fees and estimated payments due to other parties, was recorded as a reduction to cost of goods sold in the Company’s consolidated statements of operations.
Note 10. Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at December 31, 2009 and September 30, 2009 approximated their fair values due to the short-term nature of these financial instruments. Included in cash and cash equivalents at December 31, 2009 and September 30, 2009 are money market fund investments of $859.7 million and $928.3 million, respectively, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs under ASC 820-10, “Fair Value Measurements and Disclosures.”
The carrying amounts and fair values of the Company’s debt were $1,375.8 million and $1,452.3 million at December 31, 2009 and $1,178.0 million and $1,246.4 million at September 30, 2009. The fair value of the Company’s debt was determined using quoted market prices that were derived from available market information.
Note 11. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), and 4 7/8% senior notes due November 15, 2019 (the “2019 Notes” and, together with the 2012 Notes and 2015 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2009 and September 30, 2009, statements of operations for the three months ended December 31, 2009 and 2008, and statements of cash flows for the three months ended December 31, 2009 and 2008.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$857,093	$89,916	$32,558	$—	$979,567
Accounts receivable, net	49	1,141,152	2,399,718	—	3,540,919
Merchandise inventories	—	5,229,511	132,340	—	5,361,851
Prepaid expenses and other	161	31,319	2,314	—	33,794

Total current assets	857,303	6,491,898	2,566,930	—	9,916,131

Property and equipment, net	—	612,073	29,836	—	641,909
Goodwill and other intangible assets	—	2,718,759	138,483	—	2,857,242
Other assets	13,030	127,243	716	—	140,989
Intercompany investments and advances	2,891,342	1,360,398	94,681	(4,346,421)	—

Total assets	$3,761,675	$11,310,371	$2,830,646	$(4,346,421)	$13,556,271

Current liabilities:
Accounts payable	$—	$8,063,686	$161,871	$—	$8,225,557
Accrued expenses and other	(273,455)	622,478	6,807	—	355,830
Current portion of long-term debt	—	347	246	—	593
Deferred income taxes	—	661,468	—	—	661,468

Total current liabilities	(273,455)	9,347,979	168,924	—	9,243,448

Long-term debt, net of current portion	1,294,269	361	80,626	—	1,375,256
Other liabilities	—	193,949	2,757	—	196,706

Total stockholders’ equity	2,740,861	1,768,082	2,578,339	(4,346,421)	2,740,861

Total liabilities and stockholders’ equity	$3,761,675	$11,310,371	$2,830,646	$(4,346,421)	$13,556,271

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$18,906,972	$428,887	$—	$19,335,859
Cost of goods sold	—	18,363,112	409,377	—	18,772,489

Gross profit	—	543,860	19,510	—	563,370
Operating expenses:
Distribution, selling and administrative	—	293,595	(13,356)	—	280,239
Depreciation	—	15,827	831	—	16,658
Amortization	—	3,260	879	—	4,139
Facility consolidations, employee severance and other	—	(48)	—	—	(48)

Operating income	—	231,226	31,156	—	262,382
Other loss (income)	—	279	(2)	—	277
Interest expense, net	550	13,585	3,132	—	17,267

(Loss) income before income taxes and equity in earnings of subsidiaries	(550)	217,362	28,026	—	244,838
Income taxes	(193)	83,535	10,189	—	93,531
Equity in earnings of subsidiaries	151,664	—	—	(151,664)	—

Net income	$151,307	$133,827	$17,837	$(151,664)	$151,307

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$16,974,597	$363,780	$—	$17,338,377
Cost of goods sold	—	16,503,219	345,310	—	16,848,529

Gross profit	—	471,378	18,470	—	489,848
Operating expenses:
Distribution, selling and administrative	—	284,846	(12,820)	—	272,026
Depreciation	—	14,349	704	—	15,053
Amortization	—	3,146	710	—	3,856
Facility consolidations, employee severance and other	—	1,029	—	—	1,029

Operating income	—	168,008	29,876	—	197,884
Other loss	—	429	—	—	429
Interest (income) expense, net	(2,171)	12,454	3,900	—	14,183

Income from continuing operations before income taxes and equity in earnings of subsidiaries	2,171	155,125	25,976	—	183,272
Income taxes	760	60,701	9,282	—	70,743
Equity in earnings of subsidiaries	109,645	—	—	(109,645)	—

Income from continuing operations	111,056	94,424	16,694	(109,645)	112,529
Loss from discontinued operations	—	(1,473)	—	—	(1,473)

Net income	$111,056	$92,951	$16,694	$(109,645)	$111,056

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$151,307	$133,827	$17,837	$(151,664)	$151,307
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(152,529)	(408,333)	216,202	151,664	(192,996)

Net cash (used in) provided by operating activities	(1,222)	(274,506)	234,039	—	(41,689)

Capital expenditures	—	(41,388)	(1,186)	—	(42,574)
Other	—	15	112	—	127

Net cash used in investing activities	—	(41,373)	(1,074)	—	(42,447)

Long-term debt borrowings	396,696	—	—	—	396,696
Net repayments under revolving and securitization credit facilities	—	—	(201,630)	—	(201,630)
Purchases of common stock	(144,626)	—	—	—	(144,626)
Exercise of stock options, including excess tax benefit	30,416	—	—	—	30,416
Cash dividends on common stock	(23,149)	—	—	—	(23,149)
Debt issuance costs and other	(4,110)	741	(3)	—	(3,372)
Intercompany financing and advances	(323,961)	346,154	(22,193)	—	—

Net cash (used in) provided by financing activities	(68,734)	346,895	(223,826)	—	54,335

(Decrease) increase in cash and cash equivalents	(69,956)	31,016	9,139	—	(29,801)
Cash and cash equivalents at beginning of period	927,049	58,900	23,419	—	1,009,368

Cash and cash equivalents at end of period	$857,093	$89,916	$32,558	$—	$979,567

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2008
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$111,056	$92,951	$16,694	$(109,645)	$111,056
Loss from discontinued operations	—	1,473	—	—	1,473

Income from continuing operations	111,056	94,424	16,694	(109,645)	112,529
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities	(109,608)	(236,694)	(179,987)	109,645	(416,644)

Net cash provided by (used in) operating activities — continuing operations	1,448	(142,270)	(163,293)	—	(304,115)
Net cash used in operating activities — discontinued operations	—	(251)	—	—	(251)

Net cash provided by (used in) operating activities	1,448	(142,521)	(163,293)	—	(304,366)

Capital expenditures	—	(38,325)	(4,019)	—	(42,344)
Proceeds from the sale of PMSI	—	14,936	—	—	14,936

Net cash used in investing activities — continuing operations	—	(23,389)	(4,019)	—	(27,408)
Net cash used in investing activities — discontinued operations	—	(1,138)	—	—	(1,138)

Net cash used in investing activities	—	(24,527)	(4,019)	—	(28,546)

Net borrowings under revolving and securitization credit facilities	—	—	27,519	—	27,519
Purchases of common stock	(88,352)	—	—	—	(88,352)
Deferred financing costs and other	—	835	(47)	—	788
Exercise of stock options, including excess tax benefit	1,331	—	—	—	1,331
Cash dividends on common stock	(15,571)	—	—	—	(15,571)
Intercompany financing and advances	(285,696)	152,480	133,216	—	—

Net cash (used in) provided by financing activities	(388,288)	153,315	160,688	—	(74,285)

Decrease in cash and cash equivalents	(386,840)	(13,733)	(6,624)	—	(407,197)
Cash and cash equivalents at beginning of period	719,570	100,623	57,921	—	878,114

Cash and cash equivalents at end of period	$332,730	$86,890	$51,297	$—	$470,917

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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
We have three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), and AmerisourceBergen Packaging Group (“ABPG”). We have aggregated the operating results of ABDC, ABSG, and ABPG into one reportable segment, Pharmaceutical Distribution, which represents the consolidated operating results of the Company. Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.
Prior to October 1, 2009, management considered gains on antitrust litigation settlements and costs related to facility consolidations, employee severance and other, to be reconciling items between the operating results of Pharmaceutical Distribution and the Company.
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
ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes vaccines, other injectables, and plasma and other blood products. In addition, through its specialty services businesses, ABSG provides drug commercialization services, third party logistics, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, outcomes research, practice management, and group purchasing services for physician practices.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary Financial Information

	Quarter ended December 31,
(dollars in thousands)	2009	2008	Change

Revenue	$19,335,859	$17,338,377	12%

Gross profit	$563,370	$489,848	15%

Operating income	$262,382	$197,884	33%

Percentages of revenue:
Gross profit	2.91%	2.83%
Operating expenses	1.56%	1.68%
Operating income	1.36%	1.14%
Results of Operations
Revenue of $19.3 billion, which included bulk deliveries to customer warehouses of $425.1 million, in the quarter ended December 31, 2009 increased 12% from the prior year quarter. The increase in revenue was due to the 13% growth of ABDC and the 8% growth of ABSG. During the quarter ended December 31, 2009, 67% of revenue was from sales to institutional customers and 33% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 68% institutional and 32% retail. Sales to institutional customers increased 11% in the current year quarter due to overall market growth, the April 2009 addition of a new large hospital buying group customer, and the above market growth of a few of our largest customers. Sales to retail customers increased 13% in the current year quarter primarily due to the March 2009 addition of a new large independent retail buying group customer.
ABDC’s revenue increased by 13% from the prior year quarter due to revenue from our new customers, primarily the new buying group customers with which we started doing business in March and April of 2009 (representing approximately 7% of ABDC’s revenue growth), overall market growth and the growth of a few of our largest customers.
ABSG’s revenue of $4.1 billion in the quarter ended December 31, 2009 increased 8% from the prior year quarter due to growth of its distribution businesses, primarily relating to the distribution of nephrology, blood, and flu vaccine products and its third party logistics business. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower or reduced growth in revenues.
Based on our strong revenue growth in the quarter ended December 31, 2009, we recently increased our revenue growth assumption for fiscal 2010 to between 7% and 8%. We had previously expected revenue growth to be between 5% and 7%. Due to the addition of our new customers primarily in March and April of 2009 (as noted above), we expect revenue growth will be higher in the first half of fiscal 2010 than in the second half. Our expected growth reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth may be impacted by industry competition and changes in customer mix. Industry sales in the United States, as recently estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 3% and 5% in calendar 2010. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals will grow faster than the overall market. Additionally, IMS expects the U.S. pharmaceutical industry to grow annually in the low to mid-single digit percentages through 2013. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in Federal government rules and regulations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross profit of $563.4 million in the quarter ended December 31, 2009 increased by $73.5 million or 15% from the prior year quarter. Approximately two-thirds of this increase was derived from new generic product introductions (generic launches). The remaining increase was attributable to the continued strong growth and profitability of our generic programs (with generic revenue increasing by more than 20% in comparison to the prior year quarter) and increased contributions from our branded fee-for-service agreements. The amount of gross profit attributable to generic launches can vary significantly depending on the individual characteristics of each new product and, as a result, generic launches can cause significant variability in our quarterly results of operations. In August 2009, a generic oncology drug was launched and as a result, ABSG’s gross profit significantly benefited from this generic launch in the quarter ended December 31, 2009. The gross profit benefit received from this and other generic launches in the quarter ended December 31, 2009 significantly exceeded the typical benefit we have experienced in the past from these product introductions. We anticipate a significant but reduced benefit to our gross profit from generic launches in the quarter ending March 31, 2010. We expect the gross profit contribution from generic launches in the second half of fiscal 2010 will be significantly less than the benefit received in the December 2009 quarter. There can be no assurance that future generic launches will contribute significantly to our gross profit as they did in the December 2009 quarter.
As a percentage of revenue, our gross profit margin of 2.91% improved by 8 basis points from the prior year quarter due to generic launches, the strong growth and profitability of our generic programs, and increased contributions from our branded fee-for-service agreements. All of these factors more than offset the above market growth experienced by some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins.
In the current year quarter, we recognized a gain of $1.5 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction to cost of goods sold. We are unable to estimate future gains, if any, we will recognize as a result of antitrust settlements (see Note 9 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $7.8 million and $5.0 million in the quarters ended December 31, 2009 and 2008, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.
Operating expenses of $301.0 million in the quarter ended December 31, 2009 increased by 3% from the prior year quarter primarily due to an increase in incentive compensation and health benefit costs. As a percentage of revenue, operating expenses were 1.56% and 1.68% in the quarters ended December 31, 2009 and 2008, respectively. This significant 12 basis point decline in our operating expense ratio reflects our strong operating leverage as revenue increased by 12% from the prior year quarter. Our operating leverage has benefited from significant productivity increases achieved from our highly automated distribution facilities and our cE2 initiative, as described below.
In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we reduced various operating costs and terminated certain positions. During the quarter ended December 31, 2008, we terminated 122 employees and incurred $1.0 million of employee severance costs relating to our cE2 initiative.
We paid a total of $1.9 million and $3.6 million for employee severance, lease cancellation and other costs during the quarters ended December 31, 2009 and 2008, respectively. Remaining unpaid amounts of $9.5 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying balance sheet at December 31, 2009. Employees receive their severance benefits over a period, generally not in excess of 12 months, or in the form of a lump-sum payment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating income of $262.4 million in the quarter ended December 31, 2009 increased 33% from the prior year quarter primarily due to the increase in our gross profit. As a percentage of revenue, operating income of 1.36% in the quarter ended December 31, 2009 increased 22 basis points from the prior year quarter due to the increase in our gross profit margin primarily related to the generic launches, our growth in generic sales and the decrease in our operating expense ratio.
Interest expense, interest income, and the respective weighted-average interest rates in the quarters ended December 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$17,642	4.77%	$16,363	5.30%
Interest income	(375)	0.18%	(2,180)	2.27%

Interest expense, net	$17,267		$14,183

Interest expense increased from the prior year quarter due to an increase of $245.1 million in average borrowings, offset in part, by a decrease in the weighted-average variable interest rate on borrowings under our revolving credit facilities to 1.22% from 3.73% in the prior year quarter. Average borrowings increased in the current year quarter resulting from the issuance of our new 10-year, $400 million senior notes, offset, in part, by the repayment of substantially all amounts outstanding under our multi-currency revolving credit facility (both defined in Liquidity and Capital Resources on the following page). Our interest expense in fiscal 2010 will exceed our interest expense in the prior fiscal year due to the issuance of our new 10-year senior notes. However, our financial position has been improved by extending our debt maturities, increasing our liquidity, and securing attractive long-term debt rates. Interest income decreased from the prior year quarter primarily due to a decline in the weighted-average interest rate, offset in part, by an increase in average invested cash of $465.9 million.
Income taxes in the quarter ended December 31, 2009 reflect an effective income tax rate of 38.2%, compared to 38.6% in the prior year quarter. We expect that our effective tax rate in fiscal 2010 will be approximately 38.4%.
Income from continuing operations of $151.3 million in the quarter ended December 31, 2009 increased 34% from the prior year quarter primarily due to the increase in operating income. Diluted earnings per share from continuing operations of $0.52 in the quarter ended December 31, 2009 increased 44% from $0.36 per share in the prior year quarter. The difference between diluted earnings per share growth and the increase in income from continuing operations for the quarter ended December 31, 2009 was primarily due to the 6% reduction in weighted average common shares outstanding, primarily from purchases of our common stock, net of the impact of stock option exercises.
Loss from discontinued operations, net of income taxes, for the quarter ended December 31, 2008 related to the PMSI business, which was sold in October 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
The following table illustrates our debt structure at December 31, 2009, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability

Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$399,132	$—
$500,000, 5 7/8% senior notes due 2015	498,398	—
$400,000, 4 7/8% senior notes due 2019	396,739	—
Other	962	—

Total fixed-rate debt	1,295,231	—

Variable-Rate Debt:
Blanco revolving credit facility due 2010	55,000	—
Multi-currency revolving credit facility due 2011	25,618	655,433
Receivables securitization facility due 2010	—	700,000
Other	—	1,617

Total variable-rate debt	80,618	1,357,050

Total debt, including current portion	$1,375,849	$1,357,050

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.
We have a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2009). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at December 31, 2009). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
We have a $700 million receivables securitization facility (“Receivables Securitization Facility”), which expires in April 2010. It is our intention to renew the Receivables Securitization Facility at available market rates. While we believe we will be able to renew this facility at acceptable terms, there can be no assurance that we will be able to do so. We also have an accordion feature available to us whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee. We pay a commitment fee to maintain the availability under the Receivables Securitization Facility. The program fee and the commitment fee were 150 basis points and 75 basis points, respectively, at December 31, 2009. At December 31, 2009, there were no borrowings outstanding under the Receivables Securitization Facility. The agreement governing the Receivables Securitization Facility contains restrictions and covenants which include limitations on the incurrence of additional indebtedness, making of certain restricted payments, issuance of preferred stock, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Blanco revolving credit facility (the “Blanco Credit Facility”) is not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2009 because we have both the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by us. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on our debt rating (200 basis points over LIBOR at December 31, 2009). Additionally, we are required to pay quarterly facility fees of 50 basis points on any unused portion of the facility.
In November 2009, we issued $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”). The 2019 Notes were sold at 99.174% of the principal amount and have an effective yield of 4.98%. Interest on the 2019 Notes is payable semiannually, in arrears, commencing May 15, 2010. The 2019 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the 5 5/8% senior notes due 2012, and the 5 7/8% senior notes due 2015. We used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under our Multi-Currency Revolving Credit Facility, and the remaining net proceeds were used for general corporate purposes. Costs incurred in connection with the issuance of the 2019 Notes were deferred and are being amortized over the 10-year term of the notes.
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
We monitor the creditworthiness of our lenders and while we do not currently anticipate the failure of any lenders under our revolving credit facilities and/or our receivables securitization facility, the failure of any lender could have an adverse effect on our ability to finance our business operations.
Our primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new enterprise resource planning platform) and routine growth and expansion through new business opportunities. In November 2009, our board of directors approved a new program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. We expect to purchase approximately $350 million of our common stock in fiscal 2010. During the quarter ended December 31, 2009, we purchased $144.6 million of our common stock, of which $76.4 million was purchased under the $500 million share repurchase program authorized in November 2009 and $68.1 million was purchased to close out the November 2008 share repurchase program. As of December 31, 2009, we had $423.6 million of availability remaining on our $500 million share repurchase program. In January 2010, we acquired 1.7 million shares of our common stock totaling $42.9 million. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.
Our most significant market risk historically has been the effect of fluctuations in interest rates relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At December 31, 2009, we had $80.6 million of variable-rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to us. There were no such financial instruments in effect at December 31, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $979.6 million in cash and cash equivalents at December 31, 2009. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at December 31, 2009. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at December 31, 2009 (in thousands):

	Payments Due by Period
		Within 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Debt, including interest payments	$1,821,822	$127,945	$569,252	$97,750	$1,026,875
Operating leases	245,795	51,593	74,705	38,805	80,692
Other commitments	550,876	210,855	278,759	48,318	12,944

Total	$2,618,493	$390,393	$922,716	$184,873	$1,120,511

The $55 million Blanco Credit Facility, which expires in April 2010, is included in the “Within 1 Year” column in the above table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2009 because we have the ability and intent to refinance it on a long-term basis.
We have commitments to purchase product from influenza vaccine manufacturers for the 2010/2011 flu season. We recently reduced our purchase commitment to only the 2010/2011 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements, as amended, will be approximately $27.8 million as of December 31, 2009. These influenza vaccine commitments are included in “Other commitments” in the above table.
We have commitments to purchase blood products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $328.6 million as of December 31, 2009. These blood product commitments are included in “Other commitments” in the above table.
We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new enterprise resource planning (“ERP”) platform. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $167.1 million and is included in “Other commitments” in the above table.
Our liability for uncertain tax positions was $54.7 million as of December 31, 2009. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the quarter ended December 31, 2009, our operating activities used $41.7 million of cash in comparison to cash used of $304.4 million in the prior year quarter. Cash used in operations during the quarter ended December 31, 2009 was principally the result of an increase in merchandise inventories of $391.2 million and a decrease in accounts payable, accrued expenses and income taxes of $254.5 million, offset in part, by a decrease in accounts receivable of $371.9 million, income from continuing operations of $151.3 million, and non-cash items of $61.9 million. Merchandise inventories increased primarily due to the 12% revenue growth and consistent with prior years, we increased our average number of inventory days on hand by two to three days in our December quarter in anticipation of manufacturer plant closings during the holiday season. The average number of inventory days on hand in the quarter ended December 31, 2009 was relatively flat in comparison to the prior year quarter. The decrease in accounts payable, accrued expenses and income taxes was primarily driven by the timing of purchases made relating to our quarterly inventory build up and related payments to our suppliers. Additionally, our accounts payable balance at September 30, 2009 was higher than normal as we made inventory purchases of approximately $400 million in the month of September 2009, primarily relating to the purchase of generic products due to a recent product launch and purchases made in advance of a manufacturer’s temporary plant shut-down in connection with its facility consolidation efforts. Despite the significant increase in revenue in the quarter ended December 31, 2009, accounts receivable declined from September 30, 2009 as the average number of days sales outstanding during the current year quarter decreased by more than 1 day to 17.1 days from 18.3 days in the prior year quarter, reflecting improved cash collection efforts and timing of receipts. Operating cash uses during the quarter ended December 31, 2009 included $0.8 million in interest payments and $3.0 million of income tax refunds, net of payments.
During the quarter ended December 31, 2008, our operating activities used $304.4 million of cash as compared to cash used of $101.0 million in the prior year quarter. Cash used in operations during the quarter ended December 31, 2008 was principally the result of an increase in merchandise inventories of $768.9 million and an increase in accounts receivable of $80.1 million, offset, in part, by an increase in accounts payable, accrued expenses and income taxes of $366.6 million, income from continuing operations of $112.5 million and non-cash items of $44.6 million. Consistent with prior years, we increased our average number of inventory days on hand by two to three days in our December quarter in anticipation of manufacturer plant closings during the holiday season and due to increased sales expectations. The average number of inventory days on hand decreased by one-half day in comparison to the prior year quarter. Although accounts receivable increased slightly from September 30, 2008 due to a significant increase in December monthly sales compared to September monthly sales, the average number of days sales outstanding during the quarter ended December 31, 2008 decreased by more than one-half day to 18.3 days from 18.9 days in the prior year quarter. The decline in ABDC’s days sales outstanding was greater than the decline noted above primarily due to changes in customer mix. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and was offset, in part, by the reversal of favorable timing of payments due to our suppliers at September 30, 2008. Operating cash uses during the quarter ended December 31, 2008 included $1.0 million in interest payments and $1.6 million of income tax payments, net of refunds.
Capital expenditures for the quarters ended December 31, 2009 and 2008 were $42.6 million and $42.3 million, respectively, and related principally to our Business Transformation project, which includes a new ERP platform that will be implemented in ABDC and our corporate office. Capital expenditures in the quarter ended December 31, 2009 also included improvements made to our operating facilities and other information technology initiatives. We estimate that we will spend approximately $140 million for capital expenditures during fiscal 2010.
In October 2008, we sold PMSI for approximately $31 million, net of a final working capital adjustment, including a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date.
In November 2009, we issued our 2019 Notes for net proceeds of $396.7 million. We used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under our Multi-Currency Revolving Credit Facility and the remaining net proceeds were used for general corporate purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the quarter ended December 31, 2009, we purchased 5.8 million shares of our common stock for a total of $144.6 million. During the quarter ended December 31, 2008, we purchased 5.9 million shares of our common stock for a total of $88.4 million.
In November 2008, our board of directors increased the quarterly dividend by 33% to $0.05 per share and in May 2009, our board of directors increased the quarterly cash dividend by 20% to $0.06 per share. On November 12, 2009, our board of directors increased the quarterly cash dividend again by 33% to $0.08 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Recent Accounting Pronouncements
Effective October 1, 2009, we adopted the applicable sections of Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Additionally, this ASC provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of a business combination. We also adopted certain other applicable sections that address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities from contingencies from a business combination. The application of ASC 805 relating to an acquisition or divestiture subsequent to September 30, 2009 may have an impact to our financial position and/or results of operations.
Forward-Looking Statements
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of laws and regulations governing the marketing, sale and purchase of pharmaceutical products; changes in U.S. legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceuticals we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to implement an enterprise resource planning (ERP) system to handle business and financial processes within AmerisourceBergen Drug Corporation’s operations and our corporate functions without operating problems and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States, including potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See the discussion under “Liquidity and Capital Resources” in Item 2 on page 25.
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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2009 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2009.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of
	Number of	Average Price	as Part of Publicly	Shares that May Yet
	Shares	Paid per	Announced	Be Purchased
Period	Purchased	Share	Programs	Under the Programs
October 1 to October 31	—	$—	—	$68,083,237
November 1 to November 30	2,415,644	$24.49	2,415,217	$508,926,919
December 1 to December 31	3,385,450	$25.21	3,385,450	$423,567,908

Total	5,801,094	$24.91	5,800,667

a)
In November 2008, the Company announced a program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2009, the Company purchased 2.8 million shares for $68.1 million to complete its authorization under this program.

b)
In November 2009, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2009, the Company purchased 3.0 million shares under this program for $76.4 million. There is no expiration date related to this new program.

c)	Employees surrendered 427 shares in November 2009 to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 6. Exhibits
(a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION
February 5, 2010	/s/ R. David Yost
R. David Yost
President and Chief Executive Officer

February 5, 2010	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements tagged as blocks of text.