Form 10-Q
period 2010-03-31
AMERISOURCEBERGEN CORP
filed 2010-05-07
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2010 was 282,520,332.

AMERISOURCEBERGEN CORPORATION

Page No.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets, March 31, 2010 and September 30, 2009	2

Consolidated Statements of Operations for the three and six months ended March 31, 2010 and 2009	3

Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2009	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

SIGNATURES	37

Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands, except share and per share data)	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,199,872	$1,009,368
Accounts receivable, less allowances for returns and doubtful accounts:
$350,427 at March 31, 2010 and $370,303 at September 30, 2009	3,948,478	3,916,509
Merchandise inventories	4,980,895	4,972,820
Prepaid expenses and other	37,785	55,056

Total current assets	10,167,030	9,953,753

Property and equipment, at cost:
Land	36,067	35,665
Buildings and improvements	295,685	292,903
Machinery, equipment and other	770,014	694,555

Total property and equipment	1,101,766	1,023,123
Less accumulated depreciation	(435,965)	(403,885)

Property and equipment, net	665,801	619,238

Goodwill and other intangible assets	2,854,637	2,859,064
Other assets	134,820	140,685

TOTAL ASSETS	$13,822,288	$13,572,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,434,934	$8,517,162
Accrued expenses and other	312,169	315,657
Current portion of long-term debt	503	1,068
Deferred income taxes	678,792	645,723

Total current liabilities	9,426,398	9,479,610

Long-term debt, net of current portion	1,358,505	1,176,933
Other liabilities	205,463	199,728

Stockholders’ equity:
Common stock, $0.01 par value — authorized: 600,000,000 shares; issued and outstanding: 486,662,447 shares and 281,578,939 shares at March 31, 2010, respectively, and 482,941,212 shares and 287,922,263 shares at September 30, 2009, respectively	4,867	4,829
Additional paid-in capital	3,817,201	3,737,835
Retained earnings	3,206,322	2,919,760
Accumulated other comprehensive loss	(38,293)	(46,096)

	6,990,097	6,616,328
Treasury stock, at cost: 205,083,508 shares at March 31, 2010 and 195,018,949 shares at September 30, 2009	(4,158,175)	(3,899,859)

Total stockholders’ equity	2,831,922	2,716,469

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,822,288	$13,572,740

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share data)	2010	2009	2010	2009

Revenue	$19,300,627	$17,311,651	$38,636,486	$34,650,028
Cost of goods sold	18,688,559	16,759,180	37,461,048	33,607,709

Gross profit	612,068	552,471	1,175,438	1,042,319
Operating expenses:
Distribution, selling, and administrative	279,491	279,209	559,730	551,235
Depreciation	16,601	15,607	33,259	30,660
Amortization	4,086	3,827	8,225	7,683
Facility consolidations, employee severance and other	(37)	4,262	(85)	5,291
Intangible asset impairments	700	1,300	700	1,300

Operating income	311,227	248,266	573,609	446,150
Other loss	268	504	545	933
Interest expense, net	19,279	14,521	36,546	28,704

Income from continuing operations before income taxes	291,680	233,241	536,518	416,513
Income taxes	110,672	89,199	204,203	159,942

Income from continuing operations	181,008	144,042	332,315	256,571
Loss from discontinued operations, net of income taxes	—	(655)	—	(2,128)

Net income	$181,008	$143,387	$332,315	$254,443

Earnings per share:

Basic earnings per share:
Continuing operations	$0.64	$0.48	$1.17	$0.84
Discontinued operations	—	—	—	(0.01)
Rounding	—	(0.01)	—	—

Total	$0.64	$0.47	$1.17	$0.83

Diluted earnings per share:
Continuing operations	$0.63	$0.47	$1.15	$0.83
Discontinued operations	—	—	—	(0.01)
Rounding	—	—	—	0.01

Total	$0.63	$0.47	$1.15	$0.83

Weighted average common shares outstanding:
Basic	281,926	302,446	284,478	305,586
Diluted	287,162	304,584	289,262	307,446

Cash dividends declared per share of common stock	$0.08	$0.05	$0.16	$0.10
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	March 31,
(in thousands)	2010	2009

OPERATING ACTIVITIES
Net income	$332,315	$254,443
Loss from discontinued operations	—	2,128

Income from continuing operations	332,315	256,571
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	39,607	36,131
Amortization, including amounts charged to interest expense	10,785	9,712
Provision for doubtful accounts	16,758	16,359
Provision for deferred income taxes	41,475	26,142
Share-based compensation	16,791	14,599
Other	3,379	(910)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(21,006)	(290,245)
Merchandise inventories	(22,943)	(385,242)
Prepaid expenses and other assets	23,749	25,855
Accounts payable, accrued expenses, and income taxes	(94,583)	322,296
Other liabilities	66	2,056

Net cash provided by operating activities-continuing operations	346,393	33,324
Net cash used in operating activities-discontinued operations	—	(906)

NET CASH PROVIDED BY OPERATING ACTIVITIES	346,393	32,418

INVESTING ACTIVITIES
Capital expenditures	(88,037)	(68,587)
Proceeds from sale of PMSI	—	14,936
Other	134	—

Net cash used in investing activities-continuing operations	(87,903)	(53,651)
Net cash used in investing activities-discontinued operations	—	(1,138)

NET CASH USED IN INVESTING ACTIVITIES	(87,903)	(54,789)

FINANCING ACTIVITIES
Long-term debt borrowings	396,696	—
Borrowings under revolving and securitization credit facilities	561,459	1,604,658
Repayments under revolving and securitization credit facilities	(780,637)	(1,596,360)
Purchases of common stock	(255,199)	(179,879)
Exercises of stock options, including excess tax benefits of $9,454 and $617 in fiscal 2010 and 2009, respectively	64,496	4,415
Cash dividends on common stock	(45,754)	(30,798)
Debt issuance costs and other	(9,047)	(2,450)

NET CASH USED IN FINANCING ACTIVITIES	(67,986)	(200,414)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	190,504	(222,785)
Cash and cash equivalents at beginning of period	1,009,368	878,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,199,872	$655,329

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the interim periods ended March 31, 2010 and 2009 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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
Recent Accounting Pronouncements
Effective October 1, 2009, the Company adopted the applicable sections of Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Additionally, this ASC provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of a business combination. The Company also adopted certain other applicable sections that address application issues raised on the initial recognition and measurement, subsequent measurement, and accounting and disclosure of assets and liabilities from contingencies from a business combination. The application of ASC 805 relating to a future acquisition or divestiture may have an impact to the Company’s financial position and/or results of operations.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Discontinued Operations
In October 2008, the Company completed the divestiture of its workers’ compensation business, PMSI, for approximately $31 million, net of a final working capital adjustment, including a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date, of which $4 million may be payable in October 2010 if PMSI achieves certain revenue targets with respect to its largest customer during the twelve months ending September 30, 2010. Interest on the note accrues at an annual rate of LIBOR plus 4% (not to exceed 8%).
PMSI’s revenue and loss before income taxes were $29.0 million and $1.1 million, respectively, for the six months ended March 31, 2009. The Company classified PMSI’s October 2008 operating results and cash flows as discontinued in the consolidated financial statements. Loss from discontinued operations, net of income taxes, for the three and six months ended March 31, 2009 also included a charge of $0.7 million related to a prior period business disposition.
Note 3. Income Taxes
The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for fiscal 2006 and 2007. In Canada, the Company is currently under examination for fiscal years 2007 and 2008.
As of March 31, 2010, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $55.1 million ($38.1 million net of federal benefit, which, if recognized, would reduce income tax expense). Included in this amount is $18.2 million of interest and penalties, which the Company records in income tax expense. During the six months ended March 31, 2010, unrecognized tax benefits increased by $0.7 million. During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $5.4 million.
Note 4. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the six months ended March 31, 2010 (in thousands):

Goodwill at September 30, 2009	$2,542,352
Foreign currency translation	2,768
Other	(707)

Goodwill at March 31, 2010	$2,544,413

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Following is a summary of other intangible assets (in thousands):

	March 31, 2010			September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangibles-trade names	$240,733	$—	$240,733	$241,554	$—	$241,554
Finite-lived intangibles:
Customer relationships	121,977	(63,142)	58,835	121,419	(56,679)	64,740
Other	35,442	(24,786)	10,656	33,100	(22,682)	10,418

Total other intangible assets	$398,152	$(87,928)	$310,224	$396,073	$(79,361)	$316,712

Amortization expense for other intangible assets was $8.2 million and $7.7 million in the six months ended March 31, 2010 and 2009, respectively. Amortization expense for other intangible assets is estimated to be $16.3 million in fiscal 2010, $15.7 million in fiscal 2011, $13.3 million in fiscal 2012, $11.2 million in fiscal 2013, $8.0 million in fiscal 2014, and $13.2 million thereafter.
Note 5. Debt
Debt consisted of the following (in thousands):

	March 31,	September 30,
	2010	2009

Blanco revolving credit facility at 2.23% and 2.25%, respectively, due 2011	$55,000	$55,000
Receivables securitization facility due 2011	—	—
Multi-currency revolving credit facility at 2.25% and 0.92%, respectively, due 2011	8,790	224,026
$400,000, 5 5/8% senior notes due 2012	399,206	399,058
$500,000, 5 7/8% senior notes due 2015	498,457	498,339
$400,000, 4 7/8% senior notes due 2019	396,804	—
Other	751	1,578

Total debt	1,359,008	1,178,001
Less current portion	503	1,068

Total, net of current portion	$1,358,505	$1,176,933

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company has a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2010). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at March 31, 2010). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”). In April 2010, the Company amended this facility, which now expires in April 2011. The Company continues to have available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. The Company pays a commitment fee to maintain the availability under the Receivables Securitization Facility. In connection with the April 2010 amendment, the program fee and the commitment fee were reduced to 125 basis points and 60 basis points, respectively. At March 31, 2010, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.
In April 2010, the Company amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2011. Borrowings under the Blanco Credit Facility are guaranteed by the Company. In connection with the April 2010 amendment, interest on borrowings under this facility continues to be 200 basis points over LIBOR.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Stockholders’ Equity and Earnings per Share
The following table illustrates comprehensive income for the three and six months ended March 31, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income	$181,008	$143,387	$332,315	$254,443
Foreign currency translation adjustments and other	4,525	(1,175)	7,803	(11,241)

Comprehensive income	$185,533	$142,212	$340,118	$243,202

In May 2009, the Company declared a two-for-one split of the Company’s outstanding shares of common stock.
In November 2008, the Company’s board of directors increased the quarterly dividend by 33% to $0.05 per common share. In May 2009, the Company’s board of directors increased the quarterly dividend by 20% to $0.06 per common share. In November 2009, the Company’s board of directors authorized another increase in the quarterly dividend by 33% to $0.08 per share.
In November 2008, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2009, the Company purchased 9.8 million shares under this program for $161.7 million and another 1.2 million shares for $18.1 million to complete its authorization under a prior share repurchase program.
In November 2009, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2010, the Company purchased 2.8 million shares for $68.1 million to complete its authorization under the November 2008 program. During the six months ended March 31, 2010, the Company purchased 7.2 million shares for $186.9 million under the new program.
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, and restricted stock units.

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009
Weighted average common shares outstanding-basic	281,926	302,446	284,478	305,586
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	5,236	2,138	4,784	1,860

Weighted average common shares outstanding-diluted	287,162	304,584	289,262	307,446

The potentially dilutive stock options that were antidilutive for the three months ended March 31, 2010 and 2009 were 1.1 million and 12.2 million, respectively, and for the six months ended March 31, 2010 and March 31, 2009 were 0.6 million and 11.5 million, respectively.

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
The following table displays the activity in accrued expenses and other from September 30, 2009 to March 31, 2010 (in thousands):

	Employee	Lease Cancellation
	Severance	Costs and Other	Total
Balance as of September 30, 2009	$7,876	$3,549	$11,425
Expense recorded during the period	(85)	—	(85)
Payments made during the period	(1,947)	(411)	(2,358)

Balance as of March 31, 2010	$5,844	$3,138	$8,982

The employee severance balance set forth in the above table as of March 31, 2010 includes an accrual for the Bergen Brunswig Matter as described in Note 8. The lease cancellation costs and other balance set forth in the above table as of March 31, 2010 primarily consists of an accrual for information technology transition costs payable to IBM Global Services.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Bergen Brunswig Matter
A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Superior Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code § 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Superior Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Superior Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. The Company recorded a charge of $13.9 million in June 2006 to establish the total liability of $19.4 million on its balance sheet. Both the executive and the Company appealed the ruling of the Superior Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Superior Court in a manner that was favorable to the Company. As a result, in fiscal 2007, the Company reduced its total liability to the executive by $10.4 million. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator in accordance with the Court of Appeal’s decision of October 12, 2007. On June 10, 2008, the Plan Administrator issued a decision that the executive was entitled to receive approximately $6.9 million in supplemental retirement benefits plus interest, less the $1.9 million already paid to the executive under the Plan. The executive appealed this determination and a hearing on his appeal was held in August 2008 before a Review Official appointed by the Plan Administrator. On October 31, 2008, the Review Official issued a decision affirming in most respects the Plan Administrator’s determination of the executive’s supplemental retirement benefit. On November 17, 2008, the executive filed a motion for a Third Order in Implementation of Judgment with the Superior Court asking the court to overturn the decision of the Review Official. On March 9, 2009, the Company paid the executive approximately $5.6 million, plus interest, for the executive’s supplemental retirement benefit, as determined by the Review Official. On April 9, 2009, the Superior Court affirmed most aspects of the Review Official’s determination of decision, but held that the Review Official had abused his discretion by discounting the executive’s supplemental retirement benefit to its present value. As a result, the Superior Court held that the executive was entitled to an additional supplemental retirement benefit of approximately $6.6 million, plus interest, beyond what has already been paid by the Company. During the fiscal year ended September 30, 2009, the Company accrued an additional $2.2 million related to this matter. The Company believes that the Superior Court’s holding is inconsistent with the 2007 Court of Appeal decision and on May 4, 2009, filed a Notice of Appeal appealing the Superior Court’s holding. The executive also appealed the Superior Court’s holding. The Court of Appeal will hold argument on the appeal on May 17, 2010.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Ontario Ministry of Health and Long-Term Care Civil Rebate Payment Order and Civil Complaint
On April 27, 2009, the Ontario Ministry of Health and Long-Term Care (“OMH”) notified the Company’s Canadian subsidiary, AmerisourceBergen Canada Corporation (“ABCC”), that it had entered a Rebate Payment Order requiring ABCC to pay C$5.8 million to the Ontario Ministry of Finance. OMH maintains that it has reasonable grounds to believe that ABCC accepted rebates, directly or indirectly, in violation of the Ontario Drug Interchangeability and Dispensing Fee Act. OMH at the same time announced similar rebate payment orders against other wholesalers, generic manufacturers, pharmacies, and individuals. ABCC was cooperating fully with OMH prior to the entry of the Order by responding fully to requests for information and/or documents and will continue to cooperate. ABCC filed an appeal of the Order pursuant to OMH procedures in May 2009. In addition, on the same day that the Order was issued, OMH notified ABCC that it had filed a civil complaint with Health Canada (department of the Canadian government responsible for national public health) against ABCC for potential violations of the Canadian Food and Drug Act. Health Canada subsequently conducted an audit of ABCC, and ABCC has cooperated fully with Health Canada in the conduct of the audit. The Company has met several times with representatives of OMH to present its position on the Rebate Payment Order. Although the Company believes that ABCC has not violated the relevant statutes and regulations and has conducted its business consistent with widespread industry practices, the Company cannot predict the outcome of these matters.
Qui Tam Matter and Related Shareholder Derivative Action
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On December 17, 2009, the states and the relator both filed amended complaints. The State of Texas, which was not one of the original 14 states intervening in the action, joined in the amended complaint. Between January 20, 2010 and February 23, 2010, the States of Florida, Texas, New Hampshire, Louisiana, Nevada and Delaware filed notices to voluntarily dismiss the Intervention Complaint, leaving 9 states and the District of Columbia as intervenors. On February 1, 2010, the Company filed a motion to dismiss the complaints. Amgen, Inc. filed a motion to dismiss as well. On April 23, 2010, the Federal District Court issued a written opinion and order dismissing the Original Qui Tam Complaint, as amended, and the Intervention Complaint. The relator and the intervenors may seek to appeal the order of the Federal District Court.
The Company has learned that there are prior filings in another federal district, which are under seal, that contain allegations similar to those in the Federal District Court action, including allegations against the same, additional and/or subsidiaries or businesses of the Company as are defendants in the Federal District Court action. The DOJ investigation of the allegations contained in the Original Qui Tam Complaint appears to include investigation of allegations contained in the prior filings.
The Company intends to continue to defend itself vigorously against the allegations contained in the Original Qui Tam Complaint, as amended, and the Intervention Complaint and against any appeal. The Company cannot predict the outcome of either the Federal District Court action (or any appeal thereof) or the DOJ investigation or the potential outcome of any other action involving similar allegations in which any AmerisourceBergen entity is or may become a defendant.
The Company was named as a nominal defendant in an alleged shareholder derivative action that was filed on March 26, 2010 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action were all of the individuals who were serving as directors of the Company immediately prior to the date of filing of the action and certain current and former officers and directors of the Company. The derivative action alleges breach of fiduciary duty against all the individual defendants arising from the allegations contained in the complaints filed in the Qui Tam Matter described above. The derivative action seeks compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. Although the Company and the other defendants believe that the derivative action is wholly without merit and intend to defend themselves vigorously against the claims raised in this action, the Company cannot predict the outcome of this matter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. Currently, there are several such class actions pending in which the Company is a class member. During the six months ended March 31, 2010, the Company recognized a gain of $1.5 million relating to the above-mentioned class action lawsuits. The gain, which was net of attorney fees and estimated payments due to other parties, was recorded as a reduction to cost of goods sold in the Company’s consolidated statements of operations.
Note 10. Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at March 31, 2010 and September 30, 2009 approximated their fair values due to the short-term nature of these financial instruments. Included in cash and cash equivalents at March 31, 2010 and September 30, 2009 are money market fund investments of $1,106.0 million and $928.3 million, respectively, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered Level 1 inputs under ASC 820-10, “Fair Value Measurements and Disclosures.”
The carrying amounts and fair values of the Company’s debt were $1,359.0 million and $1,442.1 million at March 31, 2010 and $1,178.0 million and $1,246.4 million at September 30, 2009. The fair value of the Company’s debt was determined using quoted market prices that were derived from available market information.
Note 11. Subsequent Event
On May 5, 2010, the Company received a cash settlement from a pharmaceutical manufacturer relating to an antitrust litigation settlement and expects to realize a gain of $18.8 million (net of attorney fees and estimated payments due to other parties) in the quarter ending June 30, 2010.
Note 12. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), and 4 7/8% senior notes due November 15, 2019 (the “2019 Notes” and, together with the 2012 Notes and 2015 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of any of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2010 and September 30, 2009, statements of operations for the three and six months ended March 31, 2010 and 2009, and statements of cash flows for the six months ended March 31, 2010 and 2009.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$1,115,717	$56,383	$27,772	$—	$1,199,872
Accounts receivable, net	128	1,275,592	2,672,758	—	3,948,478
Merchandise inventories	—	4,863,790	117,105	—	4,980,895
Prepaid expenses and other	180	35,647	1,958	—	37,785

Total current assets	1,116,025	6,231,412	2,819,593	—	10,167,030

Property and equipment, net	—	637,070	28,731	—	665,801
Goodwill and other intangible assets	—	2,716,667	137,970	—	2,854,637
Other assets	11,848	122,421	551	—	134,820
Intercompany investments and advances	2,723,824	1,953,282	(144,753)	(4,532,353)	—

Total assets	$3,851,697	$11,660,852	$2,842,092	$(4,532,353)	$13,822,288

Current liabilities:
Accounts payable	$—	$8,272,750	$162,184	$—	$8,434,934
Accrued expenses and other	(274,692)	578,683	8,178	—	312,169
Current portion of long-term debt	—	346	157	—	503
Deferred income taxes	—	678,792	—	—	678,792

Total current liabilities	(274,692)	9,530,571	170,519	—	9,426,398

Long-term debt, net of current portion	1,294,467	249	63,789	—	1,358,505
Other liabilities	—	203,166	2,297	—	205,463

Total stockholders’ equity	2,831,922	1,926,866	2,605,487	(4,532,353)	2,831,922

Total liabilities and stockholders’ equity	$3,851,697	$11,660,852	$2,842,092	$(4,532,353)	$13,822,288

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$18,884,847	$446,948	$(31,168)	$19,300,627
Cost of goods sold	—	18,292,376	396,183	—	18,688,559

Gross profit	—	592,471	50,765	(31,168)	612,068
Operating expenses:
Distribution, selling, and administrative	—	300,865	9,794	(31,168)	279,491
Depreciation	—	15,750	851	—	16,601
Amortization	—	3,241	845	—	4,086
Facility consolidations, employee severance and other	—	(37)	—	—	(37)
Intangible asset impairments	—	700	—	—	700

Operating income	—	271,952	39,275	—	311,227
Other loss (income)	—	271	(3)	—	268
Interest expense, net	675	15,815	2,789	—	19,279

(Loss) income before income taxes and equity in earnings of subsidiaries	(675)	255,866	36,489	—	291,680
Income taxes	(236)	98,105	12,803	—	110,672
Equity in earnings of subsidiaries	181,447	—	—	(181,447)	—

Net income	$181,008	$157,761	$23,686	$(181,447)	$181,008

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$16,974,495	$364,649	$(27,493)	$17,311,651
Cost of goods sold	—	16,437,775	321,405	—	16,759,180

Gross profit	—	536,720	43,244	(27,493)	552,471
Operating expenses:
Distribution, selling, and administrative	—	293,287	13,415	(27,493)	279,209
Depreciation	—	14,922	685	—	15,607
Amortization	—	3,149	678	—	3,827
Facility consolidations, employee severance and other	—	4,262	—	—	4,262
Intangible asset impairments	—	1,300	—	—	1,300

Operating income	—	219,800	28,466	—	248,266
Other loss	—	503	1	—	504
Interest (income) expense, net	(890)	12,389	3,022	—	14,521

Income from continuing operations before income taxes and equity in earnings of subsidiaries	890	206,908	25,443	—	233,241
Income taxes	311	80,172	8,716	—	89,199
Equity in earnings of subsidiaries	142,808	—	—	(142,808)	—

Income from continuing operations	143,387	126,736	16,727	(142,808)	144,042
Loss from discontinued operations	—	(655)	—	—	(655)

Net income	$143,387	$126,081	$16,727	$(142,808)	$143,387

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$37,791,819	$906,776	$(62,109)	$38,636,486
Cost of goods sold	—	36,655,488	805,560	—	37,461,048

Gross profit	—	1,136,331	101,216	(62,109)	1,175,438
Operating expenses:
Distribution, selling, and administrative	—	594,460	27,379	(62,109)	559,730
Depreciation	—	31,577	1,682	—	33,259
Amortization	—	6,501	1,724	—	8,225
Facility consolidations, employee severance and other	—	(85)	—	—	(85)
Intangible asset impairments	—	700	—	—	700

Operating income	—	503,178	70,431	—	573,609
Other loss (income)	—	550	(5)	—	545
Interest expense, net	1,225	29,400	5,921	—	36,546

(Loss) income before income taxes and equity in earnings of subsidiaries	(1,225)	473,228	64,515	—	536,518
Income taxes	(429)	181,640	22,992	—	204,203
Equity in earnings of subsidiaries	333,111	—	—	(333,111)	—

Net income	$332,315	$291,588	$41,523	$(333,111)	$332,315

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$33,949,092	$755,922	$(54,986)	$34,650,028
Cost of goods sold	—	32,940,994	666,715	—	33,607,709

Gross profit	—	1,008,098	89,207	(54,986)	1,042,319
Operating expenses:
Distribution, selling, and administrative	—	578,133	28,088	(54,986)	551,235
Depreciation	—	29,271	1,389	—	30,660
Amortization	—	6,295	1,388	—	7,683
Facility consolidations, employee severance and other	—	5,291	—	—	5,291
Intangible asset impairments	—	1,300	—	—	1,300

Operating income	—	387,808	58,342	—	446,150
Other loss	—	932	1	—	933
Interest (income) expense, net	(3,061)	24,843	6,922	—	28,704

Income from continuing operations before income taxes and equity in earnings of subsidiaries	3,061	362,033	51,419	—	416,513
Income taxes	1,071	140,873	17,998	—	159,942
Equity in earnings of subsidiaries	252,453	—	—	(252,453)	—

Income from continuing operations	254,443	221,160	33,421	(252,453)	256,571
Loss from discontinued operations	—	(2,128)	—	—	(2,128)

Net income	$254,443	$219,032	$33,421	$(252,453)	$254,443

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$332,315	$291,588	$41,523	$(333,111)	$332,315
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(334,544)	53,515	(38,004)	333,111	14,078

Net cash (used in) provided by operating activities	(2,229)	345,103	3,519	—	346,393

Capital expenditures	—	(86,157)	(1,880)	—	(88,037)
Other	—	22	112	—	134

Net cash used in investing activities	—	(86,135)	(1,768)	—	(87,903)

Long-term debt borrowings	396,696	—	—	—	396,696
Net repayments under revolving and securitization credit facilities	—	—	(219,178)	—	(219,178)
Purchases of common stock	(255,199)	—	—	—	(255,199)
Exercise of stock options, including excess tax benefit	64,496	—	—	—	64,496
Cash dividends on common stock	(45,754)	—	—	—	(45,754)
Debt issuance costs and other	(8,687)	(357)	(3)	—	(9,047)
Intercompany financing and advances	39,345	(261,128)	221,783	—	—

Net cash provided by (used in) financing activities	190,897	(261,485)	2,602	—	(67,986)

Increase (decrease) in cash and cash equivalents	188,668	(2,517)	4,353	—	190,504
Cash and cash equivalents at beginning of period	927,049	58,900	23,419	—	1,009,368

Cash and cash equivalents at end of period	$1,115,717	$56,383	$27,772	$—	$1,199,872

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$254,443	$219,032	$33,421	$(252,453)	$254,443
Loss from discontinued operations	—	2,128	—	—	2,128

Income from continuing operations	254,443	221,160	33,421	(252,453)	256,571
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities	(188,879)	11,244	(298,065)	252,453	(223,247)

Net cash provided by (used in) operating activities — continuing operations	65,564	232,404	(264,644)	—	33,324
Net cash used in operating activities — discontinued operations	—	(906)	—	—	(906)

Net cash provided by (used in) operating activities	65,564	231,498	(264,644)	—	32,418

Capital expenditures	—	(62,911)	(5,676)	—	(68,587)
Proceeds from the sale of PMSI	—	14,936	—	—	14,936

Net cash used in investing activities — continuing operations	—	(47,975)	(5,676)	—	(53,651)
Net cash used in investing activities — discontinued operations	—	(1,138)	—	—	(1,138)

Net cash used in investing activities	—	(49,113)	(5,676)	—	(54,789)

Net borrowings under revolving and securitization credit facilities	—	—	8,298	—	8,298
Purchases of common stock	(179,879)	—	—	—	(179,879)
Debt issuance costs and other	(2,890)	601	(161)	—	(2,450)
Exercise of stock options, including excess tax benefit	4,415	—	—	—	4,415
Cash dividends on common stock	(30,798)	—	—	—	(30,798)
Intercompany financing and advances	(51,166)	(203,237)	254,403	—	—

Net cash (used in) provided by financing activities	(260,318)	(202,636)	262,540	—	(200,414)

Decrease in cash and cash equivalents	(194,754)	(20,251)	(7,780)	—	(222,785)
Cash and cash equivalents at beginning of period	719,570	100,623	57,921	—	878,114

Cash and cash equivalents at end of period	$524,816	$80,372	$50,141	$—	$655,329

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

	Three months ended March 31,
(dollars in thousands)	2010	2009	Change

Revenue	$19,300,627	$17,311,651	11.5%

Gross profit	$612,068	$552,471	10.8%

Operating income	$311,227	$248,266	25.4%

Percentages of revenue:
Gross profit	3.17%	3.19%
Operating expenses	1.56%	1.76%
Operating income	1.61%	1.43%

	Six months ended March 31,
(dollars in thousands)	2010	2009	Change

Revenue	$38,636,486	$34,650,028	11.5%

Gross profit	$1,175,438	$1,042,319	12.8%

Operating income	$573,609	$446,150	28.6%

Percentages of revenue:
Gross profit	3.04%	3.01%
Operating expenses	1.56%	1.72%
Operating income	1.48%	1.29%
Results of Operations
Revenue of $19.3 billion, which included bulk deliveries to customer warehouses of $351.3 million, in the quarter ended March 31, 2010 increased 11.5% from the prior year quarter. The increase in revenue was due to the 13% growth of ABDC and the 5% growth of ABSG. During the quarter ended March 31, 2010, 68% of revenue was from sales to institutional customers and 32% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 67% institutional and 33% retail. Sales to institutional customers increased 13% in the current year quarter due to the above market growth of a few of our largest customers, the April 2009 addition of a new large hospital buying group customer, and overall market growth. Sales to retail customers increased 9% in the current year quarter primarily due to the March 2009 addition of a new large independent retail buying group customer. Revenue of $38.6 billion, which included bulk deliveries to customer warehouses of $776.4 million, in the six months ended March 31, 2010 increased 11.5% from the prior year period as ABDC’s revenue grew 13% and ABSG’s revenue grew 6%.
ABDC’s revenue increased by 13% from the prior year quarter and six month period due to revenue from our new customers, primarily the new buying group customers with which we started doing business in March and April of 2009 (representing approximately 5.5% and 6.4% of ABDC’s revenue growth in the quarter and six month period, respectively), the above market growth of a few of our largest customers, and overall market growth.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ABSG’s revenue of $3.9 billion and $8.0 billion in the quarter and six months ended March 31, 2010 increased 5% and 6%, respectively, from the prior year periods due to growth of its distribution businesses, primarily relating to the distribution of nephrology and blood products and its third party logistics business. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG also distributes vaccines, plasma, and other blood products. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower or reduced growth in revenues.
We currently expect to grow our revenues between 7% and 8% in fiscal 2010. As we have reached the anniversary date of the addition of our new significant customers, which we added primarily in March and April of 2009, we expect revenue growth will be lower in the second half of fiscal 2010 than it was in the first half. Our expected growth reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth also may be impacted, among other things, by industry competition and changes in customer mix. Industry sales in the United States, as recently estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 3% and 5% in calendar 2010. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market. Additionally, IMS expects the U.S. pharmaceutical industry to grow annually in the low to mid-single digit percentages through 2013. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in Federal government rules and regulations.
Gross profit of $612.1 million in the quarter ended March 31, 2010 increased by $59.6 million or 11% from the prior year quarter. Gross profit of $1.2 billion in the six months ended March 31, 2010 increased by $133.1 million or 13% from the prior year period. Slightly more than one-half and approximately two-thirds, respectively, of the gross profit increases for the quarter and six months ended March 31, 2010 were derived from new generic product introductions (generic launches). The remaining increases were attributable to the continued strong growth and profitability of our generic programs (with generic revenue increasing by more than 20% in comparison to the prior year periods) and increased contributions from our branded fee-for-service agreements. The amount of gross profit attributable to generic launches can vary significantly depending on the individual characteristics of each new product and, as a result, generic launches can cause significant variability in our quarterly results of operations. In August 2009, a generic oncology drug was launched and ABSG’s gross profit significantly benefited from this generic launch in the six months ended March 31, 2010. The gross profit benefit received from this and other generic launches in the six months ended March 31, 2010 significantly exceeded the typical benefit we have experienced in the past from these product introductions. We expect the gross profit contribution from generic launches in the second half of fiscal 2010 will be significantly less than the benefit received in the first half of fiscal 2010. There can be no assurance that future generic launches will contribute significantly to our gross profit as they did in the six months ended March 31, 2010. Additionally, in the quarter ended March 31, 2010, we completed a reconciliation with one of our generic suppliers relating to rebate incentives owed to us. Our gross profit benefited by approximately $12 million in the current quarter as a result of having completed this reconciliation. Gross profit in the prior year quarter benefited from a settlement of $1.8 million with a former customer.
As a percentage of revenue, our gross profit margin of 3.17% in the quarter ended March 31, 2010 declined by 2 basis points from the prior year quarter as the contributions from the generic launches, the strong growth and profitability of our generic programs, and branded fee-for-service agreements largely offset the above market growth of some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins. As a percentage of revenue, our gross profit margin of 3.04% in the six months ended March 31, 2010 improved by 3 basis points from the prior year period due to generic launches, the strong growth and profitability of our generic programs, and increased contributions from our branded fee-for-service agreements. All of these factors more than offset the above market growth of some of our largest customers and normal competitive pressures on customer margins.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the current year six-month period, we recognized a gain of $1.5 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction to cost of goods sold. We are unable to estimate future gains, if any, we will recognize as a result of antitrust settlements (see Note 9 of the Notes to Consolidated Financial Statements).
Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $10.7 million and $11.6 million in the quarters ended March 31, 2010 and 2009, respectively. Our LIFO charge was $18.5 million and $16.6 million in the six months ended March 31, 2010 and 2009, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.
Operating expenses of $300.8 million in the quarter ended March 31, 2010 decreased by 1% from the prior year quarter. Operating expenses in the prior year quarter included costs related to facility consolidations and employee severance totaling $4.3 million. Operating expenses in the quarters ended March 31, 2010 and 2009 included certain intangible and other asset impairment charges totaling $0.7 million and $4.1 million, respectively. Operating expenses of $601.8 million in the six months ended March 31, 2010 increased by 1% from the prior year period due to an increase in incentive compensation and health benefit costs, both of which were largely offset by a $5.4 million reduction in facility consolidations and employee severance costs and a $3.4 million reduction in asset impairment charges. We expect that our operating expenses will increase in the second half of fiscal 2010 when compared to the first half of the fiscal year primarily due to anticipated increases in employee compensation arising from our annual merit review cycle and expenses related to our Business Transformation project, which includes a new enterprise resource planning (“ERP”) platform. As a percentage of revenue, operating expenses were 1.56% in the quarter and six months ended March 31, 2010 and represented a significant 20 basis point and 16 basis point decline in our operating expense ratios from the prior year periods, reflecting our strong operating leverage particularly within ABDC as revenue increased by 11.5% from the prior year periods. Our operating leverage has benefited from significant productivity increases achieved from our highly automated distribution facilities and our cE2 initiative, as described below.
In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we reduced various operating costs and terminated certain positions. During the six months ended March 31, 2009, we terminated 183 employees and incurred $2.9 million of employee severance costs relating to our cE2 initiative. Additionally, during the quarter ended March 31, 2009, we recorded $2.2 million of additional expense relating to the Bergen Brunswig Matter as described in Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements.
We paid a total of $2.4 million and $12.3 million for employee severance, lease cancellation and other costs during the six months ended March 31, 2010 and 2009, respectively. Remaining unpaid amounts of $9.0 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying balance sheet at March 31, 2010. Employees receive their severance benefits over a period, generally not in excess of 12 months, or in the form of a lump-sum payment.
Operating income of $311.2 million and $573.6 million in the quarter and six months ended March 31, 2010 increased 25% and 29%, respectively, from the prior year periods primarily due to the increases in our gross profit. As a percentage of revenue, operating income increased 18 basis points to 1.61% and 19 basis points to 1.48% in the quarter and six months ended March 31, 2010, respectively, from the prior year periods primarily due to the decrease in our operating expense ratios.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest expense, interest income, and the respective weighted-average interest rates in the quarters ended March 31, 2010 and 2009 were as follows (in thousands):

	2010		2009
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$19,598	5.31%	$15,900	4.83%
Interest income	(319)	0.16%	(1,379)	1.03%

Interest expense, net	$19,279		$14,521

Interest expense increased from the prior year quarter primarily due to an increase of $181.4 million in average borrowings. Interest income decreased from the prior year quarter primarily due to a decline in the weighted-average interest rate, offset in part, by an increase in average invested cash of $543.6 million.
Interest expense, interest income, and the respective weighted-average interest rates in the six months ended March 31, 2010 and 2009 were as follows (in thousands):

	2010		2009
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$37,240	5.04%	$32,262	5.06%
Interest income	(694)	0.17%	(3,558)	1.76%

Interest expense, net	$36,546		$28,704

Interest expense increased from the prior year six-month period due to an increase of $186.6 million in average borrowings, offset in part, by a decrease in the weighted-average variable interest rate on borrowings under our revolving credit facilities to 1.46% from 2.82% in the prior year period. Interest income decreased from the prior year six-month period primarily due to a decrease in the weighted-average interest rate, offset in part, by an increase in average invested cash of $504.7 million.
Average borrowings increased in the current year quarter and six months ended March 31, 2010 resulting from the issuance of our new 10-year, $400 million senior notes, offset, in part, by the repayment of substantially all amounts then outstanding under our multi-currency revolving credit facility (both described in Liquidity and Capital Resources on the following page). Our interest expense in fiscal 2010 will exceed our interest expense in the prior fiscal year due to the issuance of our new 10-year senior notes. However, our financial position has been improved by extending our debt maturities, increasing our liquidity, and securing attractive long-term debt rates.
Income taxes in the quarter ended March 31, 2010 reflect an effective income tax rate of 37.9%, compared to 38.2% in the prior year quarter. Income taxes in the six months ended March 31, 2010 and 2009 reflect an effective income tax rate of 38.1% and 38.4%, respectively.
Income from continuing operations of $181.0 million in the quarter ended March 31, 2010 increased 26% from the prior year quarter primarily due to the increase in operating income. Diluted earnings per share from continuing operations of $0.63 in the quarter ended March 31, 2010 increased 34% from $0.47 per share in the prior year quarter. Income from continuing operations of $332.3 million in the six months ended March 31, 2010 increased 30% from the prior year period due to the increase in operating income. Diluted earnings per share from continuing operations of $1.15 in the six months ended March 31, 2010 increased 39% from $0.83 per share in the prior year period. The differences between diluted earnings per share growth and the increase in income from continuing operations for the quarter and six months ended March 31, 2010 was primarily due to the 6% reduction in weighted average common shares outstanding in both periods, primarily from purchases of our common stock, net of the impact of stock option exercises.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loss from discontinued operations, net of income taxes, for the six months ended March 31, 2009 primarily related to the PMSI business, which was sold in October 2008. Loss from discontinued operations, net of income taxes, in the quarter and six months ended March 31, 2009 also included a charge of $0.7 million related to a prior period business disposition.
Liquidity and Capital Resources
The following table illustrates our debt structure at March 31, 2010, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability

Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$399,206	$—
$500,000, 5 7/8% senior notes due 2015	498,457	—
$400,000, 4 7/8% senior notes due 2019	396,804	—
Other	751	—

Total fixed-rate debt	1,295,218	—

Variable-Rate Debt:
Blanco revolving credit facility due 2011	55,000	—
Multi-currency revolving credit facility due 2011	8,790	672,706
Receivables securitization facility due 2011	—	700,000
Other	—	1,518

Total variable-rate debt	63,790	1,374,224

Total debt, including current portion	$1,359,008	$1,374,224

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.
We have a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2010). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at March 31, 2010). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have a $700 million receivables securitization facility (“Receivables Securitization Facility”). In April 2010, we amended this facility, which now expires in April 2011. We continue to have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a commitment fee to maintain the availability under the Receivables Securitization Facility. In connection with the April 2010 amendment, the program fee and commitment fee were reduced to 125 basis points and 60 basis points, respectively. At March 31, 2010, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.
In April 2010, we amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2011. Borrowings under the Blanco Credit Facility are guaranteed by us. In connection with the April 2010 amendment, interest on borrowings under this facility continues to be 200 basis points over LIBOR.
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
Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduces purchases by our customers. In addition, volatility in financial markets may also negatively impact our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us could adversely affect our revenue growth, our profitability, and our cash flow from operations.
We monitor the creditworthiness of our lenders and while we do not currently anticipate the failure of any lenders under our revolving credit facilities and/or our receivables securitization facility, the failure of any lender could have an adverse effect on our ability to finance our business operations.
Our primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new enterprise resource planning platform) and routine growth and expansion through new business opportunities. In November 2009, our board of directors approved a new program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. We expect to purchase approximately $350 million of our common stock in fiscal 2010. During the six months ended March 31, 2010, we purchased $255.0 million of our common stock, of which $68.1 million was purchased to close out our prior November 2008 share repurchase program and $186.9 million was purchased under the current $500 million share repurchase program. As of March 31, 2010, we had $313.1 million of availability remaining on our current $500 million share repurchase program. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our most significant market risk historically has been the effect of fluctuations in interest rates related to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At March 31, 2010, we had $63.8 million of variable-rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at March 31, 2010.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.2 billion in cash and cash equivalents at March 31, 2010. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at March 31, 2010. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at March 31, 2010 (in thousands):

	Payments Due by Period
		Within 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Debt, including interest payments	$1,777,784	$127,171	$540,675	$97,750	$1,012,188
Operating leases	242,982	52,071	73,490	37,482	79,939
Other commitments	518,319	222,635	240,851	46,912	7,921

Total	$2,539,085	$401,877	$855,016	$182,144	$1,100,048

We have commitments to purchase product from influenza vaccine manufacturers for the 2010/2011 flu season. In our current fiscal year, we reduced our purchase commitment to only the 2010/2011 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements, as amended, will be approximately $70.0 million as of March 31, 2010. These influenza vaccine commitments are included in “Other commitments” in the above table.
We have commitments to purchase blood products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $273.6 million as of March 31, 2010. These blood product commitments are included in “Other commitments” in the above table.
We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new enterprise resource planning (“ERP”) platform. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $154.8 million as of March 31, 2010 and is included in “Other commitments” in the above table.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our liability for uncertain tax positions was $55.1 million as of March 31, 2010. This liability represents an estimate of tax positions that we have taken in our tax returns, which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.
During the six months ended March 31, 2010, our operating activities provided $346.4 million of cash in comparison to cash provided of $32.4 million in the prior year period. Cash provided by operations during the six months ended March 31, 2010 was principally the result of income from continuing operations of $332.3 million and non-cash items of $128.8 million, offset, in part, by a decrease in accounts payable, accrued expenses and income taxes of $94.6 million, an increase in merchandise inventories of $22.9 million, and an increase in accounts receivable of $21.0 million. Despite the significant increase in revenue in the six months ended March 31, 2010, accounts receivable increased by less than 1% from September 30, 2009 as the average number of days sales outstanding during the current year six-month period decreased by one day to 17.2 days from the prior year period, reflecting improved cash collection efforts and timing of customer receipts. Our accounts payable and inventory balances at September 30, 2009 were higher than normal as we made inventory purchases of approximately $400 million in the month of September 2009, primarily relating to the purchase of generic products due to a recent product launch and purchases made in advance of a manufacturer’s temporary plant shutdown in connection with its facility consolidation efforts. Despite our higher than normal accounts payable balance at September 30, 2009, accounts payable, accrued expenses and income taxes decreased only by 1% from September 30, 2009 to March 31, 2010 due to the growth in our business. Our merchandise inventories at March 31, 2010 remained relatively flat when compared to September 30, 2009 as our strong revenue growth was offset by the reduction in the higher than normal September 30, 2009 inventory balance. The average number of inventory days on hand in the six months ended March 31, 2010 was slightly lower when compared to the prior year period. Operating cash uses during the six months ended March 31, 2010 included $27.4 million in interest payments and $126.4 million of income tax payments, net of refunds.
During the six months ended March 31, 2009, our operating activities provided $32.4 million of cash in comparison to cash provided of $92.3 million in the prior year period. Cash provided by operations during the six months ended March 31, 2009 was principally the result of income from continuing operations of $256.6 million, an increase in accounts payable, accrued expense and income taxes of $322.3 million, and non-cash items of $102.0 million, primarily offset by an increase in merchandise inventories of $385.2 million and an increase in accounts receivable of $290.2 million. Although accounts receivable increased by 7% during the six month period due to a 9% increase in sales in the month of March 2009 compared to sales in the month of September 2008, the average number of days sales outstanding during the six months ended March 31, 2009 decreased by one-half day from the prior year six month period. The decline in average days sales outstanding was primarily due to favorable customer mix within ABDC. Merchandise inventories increased by 9% during the six month period due to timing and normal seasonal increases as the average number of days on hand in the six months ended March 31, 2009 was essentially the same as the prior year period. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories. Operating cash uses during the six months ended March 31, 2009 included $28.9 million in interest payments and $114.3 million of income tax payments, net of refunds.
Capital expenditures for the six months ended March 31, 2010 and 2009 were $88.0 million and $68.6 million, respectively, and related principally to our Business Transformation project, which includes a new ERP platform that will be implemented in ABDC and our corporate office. Capital expenditures in the six months ended March 31, 2010 also included improvements made to our operating facilities and other information technology initiatives. We continue to expect that we will spend approximately $140 million for capital expenditures during fiscal 2010; however, we may spend more than the expected amount depending on the timing of certain expenditures related to our Business Transformation project.
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
During the six months ended March 31, 2010, we purchased 10.0 million shares of our common stock for a total of $255.2 million. During the six months ended March 31, 2009, we purchased 11.0 million shares of our common stock for a total of $179.9 million.
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
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of laws and regulations governing the marketing, sale and purchase of pharmaceutical products or any related litigation, including shareholder derivative lawsuits; changes in U.S. legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceuticals we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to implement an enterprise resource planning (ERP) system to handle business and financial processes within AmerisourceBergen Drug Corporation’s operations and our corporate functions without operating problems and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States, including potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See the discussion under “Liquidity and Capital Resources” in Item 2 on page 30.
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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended March 31, 2010 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2010.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of
	Number of	Average Price	as Part of Publicly	Shares that May Yet Be
	Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Programs	Under the Programs
January 1 to January 31	1,654,827	$25.93	1,654,827	$380,658,677
February 1 to February 28	2,326,638	$27.00	2,213,035	$320,950,633
March 1 to March 31	282,000	$27.92	282,000	$313,078,127

Total	4,263,465		4,149,862

a)
In November 2008, the Company announced a program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2010, the Company purchased 2.8 million shares for $68.1 million to complete its authorization under this program.

b)
In November 2009, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2010, the Company purchased 7.2 million shares under this program for $186.9 million. There is no expiration date related to this new program.

c)	Employees surrendered 113,603 shares in February 2010 to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 6. Exhibits
(a) Exhibits:
The Registrant is filing Exhibits 10.2, 10.3 and 10.4 to this Report in order to include certain schedules and exhibits to those Exhibits that were not previously filed with the Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2010).

‡10.1	Registrant’s 2002 Employee Stock Purchase Plan, as amended, dated as of January 1, 2010.

10.2	Receivables Sale Agreement, dated as of July 10, 2003, between AmerisourceBergen Drug Corporation, as Originator, and Amerisource Receivables Financial Corporation, as Buyer.*

10.3
Receivables Purchase Agreement, dated as of July 10, 2003, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchaser groups.*

10.4	Credit Agreement, dated as of November 14, 2006, among Registrant, JP Morgan Chase Bank, N.A., J.P. Morgan Europe Limited, The Bank of Nova Scotia and the other financial institutions party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements tagged as blocks of text.

‡	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.

*
Portions of certain exhibits to this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Such information has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION
May 7, 2010	/s/ R. David Yost
R. David Yost
President and Chief Executive Officer

May 7, 2010	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

The Registrant is filing Exhibits 10.2, 10.3 and 10.4 to this Report in order to include certain schedules and exhibits to those Exhibits that were not previously filed with the Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2010).

‡10.1	Registrant’s 2002 Employee Stock Purchase Plan, as amended, dated as of January 1, 2010.

10.2	Receivables Sale Agreement, dated as of July 10, 2003, between AmerisourceBergen Drug Corporation, as Originator, and Amerisource Receivables Financial Corporation, as Buyer.*

10.3
Receivables Purchase Agreement, dated as of July 10, 2003, among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Wachovia Bank, National Association, as Administrator and various purchaser groups.*

10.4	Credit Agreement, dated as of November 14, 2006, among Registrant, JP Morgan Chase Bank, N.A., J.P. Morgan Europe Limited, The Bank of Nova Scotia and the other financial institutions party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements tagged as blocks of text.

‡	Each marked exhibit is a management contract or a compensatory plan, contract or arrangement in which a director or executive officer of the Registrant participates or has participated.

*
Portions of certain exhibits to this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Such information has been filed separately with the Securities and Exchange Commission.