Form 10-Q
period 2010-06-30
AMERISOURCEBERGEN CORP
filed 2010-08-03
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2010 was 278,837,313.

AMERISOURCEBERGEN CORPORATION

Page No.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets, June 30, 2010 and September 30, 2009	2

Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009	3

Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

SIGNATURES	37

Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands, except share and per share data)	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,310,716	$1,009,368
Accounts receivable, less allowances for returns and doubtful accounts:
$371,643 at June 30, 2010 and $370,303 at September 30, 2009	3,887,827	3,916,509
Merchandise inventories	5,096,601	4,972,820
Prepaid expenses and other	42,859	55,056

Total current assets	10,338,003	9,953,753

Property and equipment, at cost:
Land	36,044	35,665
Buildings and improvements	305,197	292,903
Machinery, equipment and other	800,994	694,555

Total property and equipment	1,142,235	1,023,123
Less accumulated depreciation	(454,051)	(403,885)

Property and equipment, net	688,184	619,238

Goodwill and other intangible assets	2,846,301	2,859,064
Other assets	131,297	140,685

TOTAL ASSETS	$14,003,785	$13,572,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,452,112	$8,517,162
Accrued expenses and other	331,067	315,657
Current portion of long-term debt	489	1,068
Deferred income taxes	703,019	645,723

Total current liabilities	9,486,687	9,479,610

Long-term debt, net of current portion	1,359,681	1,176,933
Other liabilities	226,226	199,728

Stockholders’ equity:
Common stock, $0.01 par value — authorized: 600,000,000 shares; issued and outstanding: 489,375,766 shares and 281,182,658 shares at June 30, 2010, respectively, and 482,941,212 shares and 287,922,263 shares at September 30, 2009, respectively	4,894	4,829
Additional paid-in capital	3,882,719	3,737,835
Retained earnings	3,346,975	2,919,760
Accumulated other comprehensive loss	(50,159)	(46,096)

	7,184,429	6,616,328
Treasury stock, at cost: 208,193,108 shares at June 30, 2010 and 195,018,949 shares at September 30, 2009	(4,253,238)	(3,899,859)

Total stockholders’ equity	2,931,191	2,716,469

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,003,785	$13,572,740

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Revenue	$19,602,120	$18,393,899	$58,238,606	$53,043,927
Cost of goods sold	19,013,750	17,874,676	56,474,798	51,482,385

Gross profit	588,370	519,223	1,763,808	1,561,542
Operating expenses:
Distribution, selling, and administrative	289,288	277,434	849,018	828,669
Depreciation	17,556	15,949	50,815	46,609
Amortization	4,069	3,740	12,294	11,423
Facility consolidations, employee severance and other	(4,397)	213	(4,482)	5,504
Intangible asset impairments	—	8,900	700	10,200

Operating income	281,854	212,987	855,463	659,137
Other loss	488	186	1,033	1,119
Interest expense, net	17,901	14,652	54,447	43,356

Income from continuing operations before income taxes	263,465	198,149	799,983	614,662
Income taxes	100,260	73,015	304,463	232,957

Income from continuing operations	163,205	125,134	495,520	381,705
Loss from discontinued operations, net of income taxes	—	(6,327)	—	(8,455)

Net income	$163,205	$118,807	$495,520	$373,250

Earnings per share:

Basic earnings per share:
Continuing operations	$0.58	$0.42	$1.75	$1.26
Discontinued operations	—	(0.02)	—	(0.03)

Total	$0.58	$0.40	$1.75	$1.23

Diluted earnings per share:
Continuing operations	$0.57	$0.42	$1.72	$1.25
Discontinued operations	—	(0.02)	—	(0.03)

Total	$0.57	$0.40	$1.72	$1.22

Weighted average common shares outstanding:
Basic	281,195	298,477	283,390	303,225
Diluted	286,693	300,592	288,412	305,171

Cash dividends declared per share of common stock	$0.08	$0.05	$0.24	$0.15
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2010	2009

OPERATING ACTIVITIES
Net income	$495,520	$373,250
Loss from discontinued operations	—	8,455

Income from continuing operations	495,520	381,705
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	60,358	54,847
Amortization, including amounts charged to interest expense	16,043	14,547
Provision for doubtful accounts	30,560	24,236
Provision for deferred income taxes	60,688	45,835
Share-based compensation	24,119	20,384
Loss on disposal of property and equipment	1,414	3,100
Other, including intangible asset impairments	1,537	7,320
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	3,453	(292,773)
Merchandise inventories	(127,927)	(222,302)
Prepaid expenses and other assets	19,582	(15,693)
Accounts payable, accrued expenses, and income taxes	(25,511)	415,960
Other liabilities	(445)	526

Net cash provided by operating activities-continuing operations	559,391	437,692
Net cash used in operating activities-discontinued operations	—	(7,233)

NET CASH PROVIDED BY OPERATING ACTIVITIES	559,391	430,459

INVESTING ACTIVITIES
Capital expenditures	(132,302)	(102,221)
Cost of acquired companies, net of cash acquired	—	(13,422)
Proceeds from sale of PMSI	—	14,936
Other	143	32

Net cash used in investing activities-continuing operations	(132,159)	(100,675)
Net cash used in investing activities-discontinued operations	—	(1,138)

NET CASH USED IN INVESTING ACTIVITIES	(132,159)	(101,813)

FINANCING ACTIVITIES
Long-term debt borrowings	396,696	—
Borrowings under revolving and securitization credit facilities	780,691	1,908,106
Repayments under revolving and securitization credit facilities	(997,411)	(1,886,558)
Purchases of common stock	(350,262)	(273,824)
Exercises of stock options, including excess tax benefits of $19,996 and $375 in fiscal 2010 and 2009, respectively	122,715	7,795
Cash dividends on common stock	(68,306)	(45,924)
Debt issuance costs and other	(10,007)	(3,431)

NET CASH USED IN FINANCING ACTIVITIES	(125,884)	(293,836)

INCREASE IN CASH AND CASH EQUIVALENTS	301,348	34,810
Cash and cash equivalents at beginning of period	1,009,368	878,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,310,716	$912,924

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the interim periods ended June 30, 2010 and 2009 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Discontinued Operations
In October 2008, the Company completed the divestiture of its workers’ compensation business, PMSI, for approximately $31 million, which was net of a final working capital adjustment and which includes a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date, of which $4 million may be payable in October 2010 if PMSI achieves certain revenue targets with respect to its largest customer during the twelve months ending September 30, 2010. Interest on the note accrues at an annual rate of LIBOR plus 4% (not to exceed 8%).
PMSI’s revenue and loss before income taxes were $29.0 million and $1.1 million, respectively, for the nine months ended June 30, 2009. The Company classified PMSI’s October 2008 operating results and cash flows as discontinued in the consolidated financial statements. Loss from discontinued operations, net of income taxes, for the three and nine months ended June 30, 2009 included an estimated PMSI working capital adjustment of $2.8 million and a charge of $3.6 million and $4.3 million, respectively, related to a prior period business disposition.
Note 3. Income Taxes
The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for fiscal 2006 and 2007. In Canada, the Company is currently under examination for fiscal years 2007 and 2008.
As of June 30, 2010, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $56.0 million ($38.7 million net of federal benefit, which, if recognized, would reduce income tax expense). Included in this amount is $18.5 million of interest and penalties, which the Company records in income tax expense. During the nine months ended June 30, 2010, unrecognized tax benefits increased by $1.6 million. During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $1.2 million.
Note 4. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the nine months ended June 30, 2010 (in thousands):

Goodwill at September 30, 2009	$2,542,352
Foreign currency translation	(1,756)
Other	(707)

Goodwill at June 30, 2010	$2,539,889

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Following is a summary of other intangible assets (in thousands):

	June 30, 2010			September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangibles-trade names	$240,575	$—	$240,575	$241,554	$—	$241,554
Finite-lived intangibles:
Customer relationships	121,134	(65,699)	55,435	121,419	(56,679)	64,740
Other	36,190	(25,788)	10,402	33,100	(22,682)	10,418

Total other intangible assets	$397,899	$(91,487)	$306,412	$396,073	$(79,361)	$316,712

Amortization expense for other intangible assets was $12.3 million and $11.4 million in the nine months ended June 30, 2010 and 2009, respectively. Amortization expense for other intangible assets is estimated to be $16.3 million in fiscal 2010, $15.7 million in fiscal 2011, $13.4 million in fiscal 2012, $11.3 million in fiscal 2013, $8.2 million in fiscal 2014, and $13.2 million thereafter.
Note 5. Debt
Debt consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009

Blanco revolving credit facility at 2.35% and 2.25%, respectively, due 2011	$55,000	$55,000
Receivables securitization facility due 2011	—	—
Multi-currency revolving credit facility at 2.50% and 0.92%, respectively, due 2011	9,888	224,026
$400,000, 5 5/8% senior notes due 2012	399,270	399,058
$500,000, 5 7/8% senior notes due 2015	498,507	498,339
$400,000, 4 7/8% senior notes due 2019	396,848	—
Other	657	1,578

Total debt	1,360,170	1,178,001
Less current portion	489	1,068

Total, net of current portion	$1,359,681	$1,176,933

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company has a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2010). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at June 30, 2010). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”). In April 2010, the Company amended this facility, which now expires in April 2011. The Company continues to have available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. The Company pays a commitment fee to maintain the availability under the Receivables Securitization Facility. In connection with the April 2010 amendment, the program fee and the commitment fee were reduced to 125 basis points and 60 basis points, respectively. At June 30, 2010, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.
In April 2010, the Company amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2011. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under this facility continues to be 200 basis points over LIBOR. The Blanco Credit Facility is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2010 because the Company has both the ability and intent to refinance it on a long-term basis.
In November 2009, the Company issued $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”). The 2019 Notes were sold at 99.174% of the principal amount and have an effective yield of 4.98%. The interest on the 2019 Notes is payable semiannually. The 2019 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the 5 5/8% senior notes due 2012, and the 5 7/8% senior notes due 2015. The Company used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under its Multi-Currency Revolving Credit Facility, and the remaining net proceeds were used for general corporate purposes. Costs incurred in connection with the issuance of the 2019 Notes were deferred and are being amortized over the 10-year term of the notes.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Stockholders’ Equity and Earnings per Share
The following table illustrates comprehensive income for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$163,205	$118,807	$495,520	$373,250
Foreign currency translation adjustments and other	(11,866)	6,748	(4,063)	(4,493)

Comprehensive income	$151,339	$125,555	$491,457	$368,757

In November 2008, the Company’s board of directors increased the quarterly dividend by 33% to $0.05 per common share. In May 2009, the Company’s board of directors increased the quarterly dividend by 20% to $0.06 per common share. In November 2009, the Company’s board of directors authorized another increase in the quarterly dividend by 33% to $0.08 per share.
In November 2008, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2009, the Company purchased 14.9 million shares under this program for $255.6 million and another 1.2 million shares for $18.1 million to complete its authorization under a prior share repurchase program.
In November 2009, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2010, the Company purchased 2.8 million shares for $68.1 million to complete its authorization under the November 2008 program. During the nine months ended June 30, 2010, the Company purchased 10.3 million shares for $281.9 million under the new program.
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, and restricted stock units.

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Weighted average common shares outstanding-basic	281,195	298,477	283,390	303,225
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	5,498	2,115	5,022	1,946

Weighted average common shares outstanding-diluted	286,693	300,592	288,412	305,171

The potentially dilutive stock options that were antidilutive for the three months ended June 30, 2010 and 2009 were 3.6 million and 14.0 million, respectively. The potentially dilutive stock options that were antidilutive for the nine months ended June 30, 2010 and 2009 were 1.6 million and 12.3 million, respectively.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Facility Consolidations, Employee Severance and Other
During fiscal 2008, the Company announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company reduced various operating costs and terminated certain positions. During the nine months ended June 30, 2009, the Company terminated 197 employees and incurred $3.2 million of employee severance costs. Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment. In the quarter ended June 30, 2010, the Company reversed its liability related to the Bergen Brunswig Matter, as more fully described in Note 8, by $4.4 million. In the prior year nine months ended June 30, 2009, the Company had recorded $2.2 million of additional costs related to the Bergen Brunswig Matter.
The following table displays the activity in accrued expenses and other from September 30, 2009 to June 30, 2010 (in thousands):

	Employee	Lease Cancellation
	Severance	Costs and Other	Total
Balance as of September 30, 2009	$7,876	$3,549	$11,425
Expense (income) recorded during the period	(4,482)	—	(4,482)
Payments made during the period	(2,151)	(560)	(2,711)

Balance as of June 30, 2010	$1,243	$2,989	$4,232

The lease cancellation costs and other balance set forth in the above table as of June 30, 2010 primarily consists of an accrual for information technology transition costs payable to IBM Global Services.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Bergen Brunswig Matter
A former Bergen Brunswig chief executive officer who was terminated in 1999 filed an action that year in the Superior Court of the State of California, County of Orange (the “Superior Court”) claiming that Bergen Brunswig (predecessor in interest to AmerisourceBergen Corporation) had breached its obligations to him under his employment agreement. Shortly after the filing of the lawsuit, Bergen Brunswig made a California Civil Procedure Code Section 998 Offer of Judgment to the executive, which the executive accepted. The resulting judgment awarded the executive damages and the continuation of certain employment benefits. Since then, the Company and the executive have engaged in litigation as to what specific benefits were included in the scope of the Offer of Judgment and the value of those benefits. The Superior Court entered an Order in Implementation of Judgment on June 7, 2001, which identified the specific benefits encompassed by the Offer of Judgment. Following submission by the executive of a claim for benefits pursuant to the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”), the Company followed the administrative procedure set forth in the Plan. This procedure involved separate reviews by two independent parties, the first by the Review Official appointed by the Plan Administrator and second by the Plan Trustee, and resulted in a determination that the executive was entitled to a $1.9 million supplemental retirement benefit and such amount was paid. The executive challenged this award and on July 7, 2006, the Superior Court entered a Second Order in Implementation of Judgment determining that the executive was entitled to a supplemental retirement benefit, net of the $1.9 million previously paid to him, in the amount of $19.4 million, which included interest at the rate of ten percent per annum from August 29, 2001. Both the executive and the Company appealed the ruling of the Superior Court. On October 12, 2007, the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”) made certain rulings, and reversed certain portions of the July 2006 decision of the Superior Court in a manner that was favorable to the Company. The parties then entered into a stipulation to remand the calculation of the executive’s supplemental retirement benefit to the Plan Administrator in accordance with the Court of Appeal’s decision of October 12, 2007. On June 10, 2008, the Plan Administrator issued a decision that the executive was entitled to receive approximately $6.9 million in supplemental retirement benefits plus interest, less the $1.9 million already paid to the executive under the Plan. The executive appealed this determination and a hearing on his appeal was held in August 2008 before a Review Official appointed by the Plan Administrator. On October 31, 2008, the Review Official issued a decision affirming in most respects the Plan Administrator’s determination of the executive’s supplemental retirement benefit. On November 17, 2008, the executive filed a motion for a Third Order in Implementation of Judgment with the Superior Court asking the court to overturn the decision of the Review Official. On March 9, 2009, the Company paid the executive approximately $5.6 million, plus interest, for the executive’s supplemental retirement benefit, as determined by the Review Official. On April 9, 2009, the Superior Court affirmed most aspects of the Review Official’s determination of decision, but held that the Review Official had abused his discretion by discounting the executive’s supplemental retirement benefit to its present value. As a result, the Superior Court held that the executive was entitled to an additional supplemental retirement benefit of approximately $6.6 million, plus interest, beyond what has already been paid by the Company. During the fiscal year ended September 30, 2009, the Company accrued an additional $2.2 million related to this matter. The Company believes that the Superior Court’s holding is inconsistent with the 2007 Court of Appeal decision and on May 4, 2009, filed a Notice of Appeal appealing the Superior Court’s holding. The executive also appealed the Superior Court’s holding. The Court of Appeal held argument on the appeal on May 17, 2010. On July 8, 2010, the Court of Appeal ruled in a manner that was favorable to the Company, holding that the Review Official’s decision regarding the amount of supplemental retirement benefits due to the executive should be upheld, and that post-judgment interest, if any, on that award would run from April 9, 2009 forward. Because the Company already tendered payment to the executive on March 9, 2009 in the full amount of the award, no further payments are due to the executive. As a result, in the quarter ended June 30, 2010, the Company reversed its total remaining $4.4 million reserve for liability to the executive. On July 19, 2010, the executive filed a petition for rehearing with the Court of Appeal and the Company has filed a response in opposition to the petition for rehearing.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On December 17, 2009, the states and the relator both filed amended complaints. The State of Texas, which was not one of the original 14 states intervening in the action, joined in the amended complaint. Between January 20, 2010 and February 23, 2010, the States of Florida, Texas, New Hampshire, Louisiana, Nevada and Delaware filed notices to voluntarily dismiss the Intervention Complaint, leaving 9 states and the District of Columbia as intervenors. On February 1, 2010, the Company filed a motion to dismiss the complaints. Amgen, Inc. filed a motion to dismiss as well. On April 23, 2010, the Federal District Court issued a written opinion and order dismissing the Original Qui Tam Complaint, as amended, and the Intervention Complaint. Five states — California, Illinois, Indiana, Massachusetts, and New York — filed notices of appeal to the U.S. Court of Appeals for the First Circuit (the “First Circuit”) and the relator filed a notice of appeal to the First Circuit on behalf of Georgia and New Mexico. On July 15, 2010, the First Circuit issued an order requiring the Federal District Court to provide a written statement explaining why a final judgment was entered with respect to the states in order for the First Circuit to determine whether to allow the appeals to proceed, and the Federal District Court complied with the order. The First Circuit is currently considering whether to allow the appeals to proceed. The relator also sought and received permission from the Federal District Court to file a further amended complaint (the “Fourth Amended Complaint”). On May 27, 2010, the realtor filed a Fourth Amended Complaint with the Federal District Court, which names ASD and INN, along with Amgen, as defendants. The Fourth Amended Complaint contains many of the same allegations contained in the relator’s prior complaints, but adds a count based on allegations that conduct by ASD, INN, and Amgen caused healthcare providers to submit false claims because it is alleged that the healthcare providers billed the government for amounts of Aranesp that were either not administered or administered, but medically unnecessary. On June 28, 2010, the Company and Amgen filed motions to dismiss the Fourth Amended Complaint. The motions to dismiss were denied following a hearing on July 21, 2010.
The Company has learned that there are prior filings in another federal district, which are under seal, that contain allegations similar to those in the Federal District Court action, including allegations against the same and/or additional subsidiaries or businesses of the Company that are defendants in the Federal District Court action. The DOJ investigation of the allegations contained in the Original Qui Tam Complaint appears to include investigation of allegations contained in the prior filings.
The Company intends to continue to defend itself vigorously against the allegations contained in the Original Qui Tam Complaint, as amended (including the Fourth Amended Complaint), and the Intervention Complaint and against any appeals. The Company cannot predict the outcome of either the Federal District Court action (or any appeals thereof) or the DOJ investigation or the potential outcome of any other action involving similar allegations in which any AmerisourceBergen entity is or may become a defendant.
The Company was named as a nominal defendant in an alleged shareholder derivative action that was filed on March 26, 2010 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action were all of the individuals who were serving as directors of the Company immediately prior to the date of filing of the action and certain current and former officers and directors of the Company. The derivative action alleges breach of fiduciary duty against all the individual defendants arising from the allegations contained in the complaints filed in the Qui Tam Matter described above. The derivative action seeks compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. On May 20, 2010, the Company filed a motion to dismiss the derivative complaint. A hearing on the Company’s motion to dismiss has been scheduled for August 23, 2010. The Company has also filed a motion pursuant to Rule 11 of the Federal Rules of Civil Procedure for sanctions against the party who filed the shareholder derivative action. Although the Company and the other defendants believe that the derivative action is wholly without merit and intend to defend themselves vigorously against the claims raised in this action, the Company cannot predict the outcome of this matter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. In the quarter and nine months ended June 30, 2010, the Company recognized a gain of $19.1 million and $20.7 million, respectively, relating to the above-mentioned class action lawsuits. The gains, which were net of attorney fees and estimated payments due to other parties, were recorded as a reduction to cost of goods sold in the Company’s consolidated statements of operations.
Note 10. Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at June 30, 2010 and September 30, 2009 approximated their fair values due to the short-term nature of these financial instruments. Included in cash and cash equivalents at June 30, 2010 and September 30, 2009 are money market fund investments of $1,221.0 million and $928.3 million, respectively, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered Level 1 inputs under ASC 820-10, “Fair Value Measurements and Disclosures.”
The carrying amounts and fair values of the Company’s debt were $1,360.2 million and $1,474.9 million at June 30, 2010 and $1,178.0 million and $1,246.4 million at September 30, 2009. The fair value of the Company’s debt was determined using quoted market prices that were derived from available market information.
Note 11. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), and 4 7/8% senior notes due November 15, 2019 (the “2019 Notes” and, together with the 2012 Notes and 2015 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of any of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of any of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2010 and September 30, 2009, statements of operations for the three and nine months ended June 30, 2010 and 2009, and statements of cash flows for the nine months ended June 30, 2010 and 2009.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$1,224,289	$52,979	$33,448	$—	$1,310,716
Accounts receivable, net	227	1,281,192	2,606,408	—	3,887,827
Merchandise inventories	—	4,979,861	116,740	—	5,096,601
Prepaid expenses and other	105	40,029	2,725	—	42,859

Total current assets	1,224,621	6,354,061	2,759,321	—	10,338,003

Property and equipment, net	—	660,788	27,396	—	688,184
Goodwill and other intangible assets	—	2,714,193	132,108	—	2,846,301
Other assets	11,088	117,817	2,392	—	131,297
Intercompany investments and advances	2,715,355	2,028,250	(59,805)	(4,683,800)	—

Total assets	$3,951,064	$11,875,109	$2,861,412	$(4,683,800)	$14,003,785

Current liabilities:
Accounts payable	$—	$8,279,221	$172,891	$—	$8,452,112
Accrued expenses and other	(274,752)	597,005	8,814	—	331,067
Current portion of long-term debt	—	346	143	—	489
Deferred income taxes	—	703,019	—	—	703,019

Total current liabilities	(274,752)	9,579,591	181,848	—	9,486,687

Long-term debt, net of current portion	1,294,625	168	64,888	—	1,359,681
Other liabilities	—	223,692	2,534	—	226,226

Total stockholders’ equity	2,931,191	2,071,658	2,612,142	(4,683,800)	2,931,191

Total liabilities and stockholders’ equity	$3,951,064	$11,875,109	$2,861,412	$(4,683,800)	$14,003,785

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$19,157,657	$476,078	$(31,615)	$19,602,120
Cost of goods sold	—	18,590,407	423,343	—	19,013,750

Gross profit	—	567,250	52,735	(31,615)	588,370
Operating expenses:
Distribution, selling, and administrative	—	300,954	19,949	(31,615)	289,288
Depreciation	—	16,667	889	—	17,556
Amortization	—	3,297	772	—	4,069
Facility consolidations, employee severance and other	—	(4,397)	—	—	(4,397)

Operating income	—	250,729	31,125	—	281,854
Other loss (income)	—	489	(1)	—	488
Interest expense, net	234	15,154	2,513	—	17,901

(Loss) income before income taxes and equity in earnings of subsidiaries	(234)	235,086	28,613	—	263,465
Income taxes	(82)	90,520	9,822	—	100,260
Equity in earnings of subsidiaries	163,357	—	—	(163,357)	—

Net income	$163,205	$144,566	$18,791	$(163,357)	$163,205

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$18,025,437	$397,788	$(29,326)	$18,393,899
Cost of goods sold	—	17,522,690	351,986	—	17,874,676

Gross profit	—	502,747	45,802	(29,326)	519,223
Operating expenses:
Distribution, selling, and administrative	—	286,656	20,104	(29,326)	277,434
Depreciation	—	15,235	714	—	15,949
Amortization	—	2,993	747	—	3,740
Facility consolidations, employee severance and other	—	213	—	—	213
Intangible asset impairments	—	8,900	—	—	8,900

Operating income	—	188,750	24,237	—	212,987
Other loss	—	124	62	—	186
Interest (income) expense, net	(216)	11,773	3,095	—	14,652

Income from continuing operations before income taxes and equity in earnings of subsidiaries	216	176,853	21,080	—	198,149
Income taxes	76	65,455	7,484	—	73,015
Equity in earnings of subsidiaries	118,667	—	—	(118,667)	—

Income from continuing operations	118,807	111,398	13,596	(118,667)	125,134
Loss from discontinued operations	—	(6,327)	—	—	(6,327)

Net income	$118,807	$105,071	$13,596	$(118,667)	$118,807

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$56,949,476	$1,382,854	$(93,724)	$58,238,606
Cost of goods sold	—	55,245,895	1,228,903	—	56,474,798

Gross profit	—	1,703,581	153,951	(93,724)	1,763,808
Operating expenses:
Distribution, selling, and administrative	—	895,414	47,328	(93,724)	849,018
Depreciation	—	48,244	2,571	—	50,815
Amortization	—	9,798	2,496	—	12,294
Facility consolidations, employee severance and other	—	(4,482)	—	—	(4,482)
Intangible asset impairments	—	700	—	—	700

Operating income	—	753,907	101,556	—	855,463
Other loss (income)	—	1,039	(6)	—	1,033
Interest expense, net	1,459	44,554	8,434	—	54,447

(Loss) income before income taxes and equity in earnings of subsidiaries	(1,459)	708,314	93,128	—	799,983
Income taxes	(511)	272,160	32,814	—	304,463
Equity in earnings of subsidiaries	496,468	—	—	(496,468)	—

Net income	$495,520	$436,154	$60,314	$(496,468)	$495,520

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$51,974,529	$1,153,710	$(84,312)	$53,043,927
Cost of goods sold	—	50,463,684	1,018,701	—	51,482,385

Gross profit	—	1,510,845	135,009	(84,312)	1,561,542
Operating expenses:
Distribution, selling, and administrative	—	864,789	48,192	(84,312)	828,669
Depreciation	—	44,506	2,103	—	46,609
Amortization	—	9,288	2,135	—	11,423
Facility consolidations, employee severance and other	—	5,504	—	—	5,504
Intangible asset impairments	—	10,200	—	—	10,200

Operating income	—	576,558	82,579	—	659,137
Other loss	—	1,056	63	—	1,119
Interest (income) expense, net	(3,277)	36,616	10,017	—	43,356

Income from continuing operations before income taxes and equity in earnings of subsidiaries	3,277	538,886	72,499	—	614,662
Income taxes	1,147	206,328	25,482	—	232,957
Equity in earnings of subsidiaries	371,120	—	—	(371,120)	—

Income from continuing operations	373,250	332,558	47,017	(371,120)	381,705
Loss from discontinued operations	—	(8,455)	—	—	(8,455)

Net income	$373,250	$324,103	$47,017	$(371,120)	$373,250

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$495,520	$436,154	$60,314	$(496,468)	$495,520
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(497,225)	23,198	41,430	496,468	63,871

Net cash (used in) provided by operating activities	(1,705)	459,352	101,744	—	559,391

Capital expenditures	—	(129,684)	(2,618)	—	(132,302)
Other	—	24	119	—	143

Net cash used in investing activities	—	(129,660)	(2,499)	—	(132,159)

Long-term debt borrowings	396,696	—	—	—	396,696
Net repayments under revolving and securitization credit facilities	—	—	(216,720)	—	(216,720)
Purchases of common stock	(350,262)	—	—	—	(350,262)
Exercise of stock options, including excess tax benefit	122,715	—	—	—	122,715
Cash dividends on common stock	(68,306)	—	—	—	(68,306)
Debt issuance costs and other	(8,687)	(454)	(866)	—	(10,007)
Intercompany financing and advances	206,789	(335,159)	128,370	—	—

Net cash provided by (used in) financing activities	298,945	(335,613)	(89,216)	—	(125,884)

Increase (decrease) in cash and cash equivalents	297,240	(5,921)	10,029	—	301,348
Cash and cash equivalents at beginning of period	927,049	58,900	23,419	—	1,009,368

Cash and cash equivalents at end of period	$1,224,289	$52,979	$33,448	$—	$1,310,716

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$373,250	$324,103	$47,017	$(371,120)	$373,250
Loss from discontinued operations	—	8,455	—	—	8,455

Income from continuing operations	373,250	332,558	47,017	(371,120)	381,705
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities	(306,867)	247,147	(255,413)	371,120	55,987

Net cash provided by (used in) operating activities — continuing operations	66,383	579,705	(208,396)	—	437,692
Net cash used in operating activities — discontinued operations	—	(7,233)	—	—	(7,233)

Net cash provided by (used in) operating activities	66,383	572,472	(208,396)	—	430,459

Capital expenditures	—	(96,037)	(6,184)	—	(102,221)
Cost of acquired companies, net of cash required	—	—	(13,422)	—	(13,422)
Proceeds from the sale of property and equipment	—	26	6	—	32
Proceeds from the sale of PMSI	—	14,936	—	—	14,936

Net cash used in investing activities — continuing operations	—	(81,075)	(19,600)	—	(100,675)
Net cash used in investing activities — discontinued operations	—	(1,138)	—	—	(1,138)

Net cash used in investing activities —	—	(82,213)	(19,600)	—	(101,813)

Net borrowings under revolving and securitization credit facilities	—	—	21,548	—	21,548
Purchases of common stock	(273,824)	—	—	—	(273,824)
Debt issuance costs and other	(2,916)	593	(1,108)	—	(3,431)
Exercise of stock options, including excess tax benefit	7,795	—	—	—	7,795
Cash dividends on common stock	(45,924)	—	—	—	(45,924)
Intercompany financing and advances	281,664	(493,150)	211,486	—	—

Net cash (used in) provided by financing activities	(33,205)	(492,557)	231,926	—	(293,836)

Increase (decrease) in cash and cash equivalents	33,178	(2,298)	3,930	—	34,810
Cash and cash equivalents at beginning of period	719,570	100,623	57,921	—	878,114

Cash and cash equivalents at end of period	$752,748	$98,325	$61,851	$—	$912,924

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
ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes plasma and other blood products, injectables and vaccines. In addition, through its specialty services businesses, ABSG provides drug commercialization services, third party logistics, and other services for biotech and other pharmaceutical manufacturers, as well as reimbursement consulting, data analytics, outcomes research, practice management, and group purchasing services for physician practices.
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

	Three months ended June 30,
(dollars in thousands)	2010	2009	Change

Revenue	$19,602,120	$18,393,899	6.6%

Gross profit	$588,370	$519,223	13.3%

Operating income	$281,854	$212,987	32.3%

Percentages of revenue:
Gross profit	3.00%	2.82%
Operating expenses	1.56%	1.66%
Operating income	1.44%	1.16%

	Nine months ended June 30,
(dollars in thousands)	2010	2009	Change

Revenue	$58,238,606	$53,043,927	9.8%

Gross profit	$1,763,808	$1,561,542	13.0%

Operating income	$855,463	$659,137	29.8%

Percentages of revenue:
Gross profit	3.03%	2.94%
Operating expenses	1.56%	1.70%
Operating income	1.47%	1.24%
Results of Operations
Revenue of $19.6 billion, which included bulk deliveries to customer warehouses of $238.4 million, in the quarter ended June 30, 2010 increased 6.6% from the prior year quarter. The increase in revenue was due to the 8% growth of ABDC and the 3% growth of ABSG. During the quarter ended June 30, 2010, 69% of revenue was from sales to institutional customers and 31% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 68% institutional and 32% retail. Sales to institutional customers increased 8% in the current year quarter and sales to retail customers increased 4% in the current year quarter. Revenue of $58.2 billion, which included bulk deliveries to customer warehouses of $1.0 billion, in the nine months ended June 30, 2010 increased 10% from the prior year period as ABDC’s revenue grew 11% and ABSG’s revenue grew 5%.
ABDC’s revenue increased by 8% from the prior year quarter due to the above market growth of a few of our largest customers, one new customer with which we started doing business in August 2009 (representing approximately 1% of ABDC’s revenue growth in the quarter), and overall pharmaceutical market growth. ABDC’s revenue increased by 11% from the prior year nine month period due to revenue from our new customers, primarily the new buying group customers with which we started doing business in March and April of 2009 (representing approximately 5% of ABDC’s revenue growth in the nine month period), the above market growth of a few of our largest customers, and overall pharmaceutical market growth.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ABSG’s revenue of $4.1 billion and $12.0 billion in the quarter and nine months ended June 30, 2010 increased 3% and 5%, respectively, from the prior year periods due to growth of its distribution businesses, primarily relating to the distribution of nephrology and blood products and its third party logistics business. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower or reduced growth in revenues.
We currently expect to grow our revenues between 8% and 9% in fiscal 2010. As expected, our revenue growth was lower in the third quarter of fiscal 2010 than the growth we experienced in the first half of fiscal 2010, as we passed the anniversary date of the addition of our new significant customers, which we added primarily in March and April of 2009. We expect our revenue growth in the fourth quarter to approximate market growth. Our expected growth reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth also may be impacted, among other things, by industry competition and changes in customer mix. Industry sales in the United States, as recently estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow between 3% and 5% in calendar 2010. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market. Additionally, IMS expects the U.S. pharmaceutical industry to grow annually in the low to mid-single digit percentages through 2013. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in Federal government rules and regulations.
Gross profit of $588.4 million in the quarter ended June 30, 2010 increased by $69.1 million or 13% from the prior year quarter. Gross profit of $1.8 billion in the nine months ended June 30, 2010 increased by $202.3 million or 13% from the prior year period. The increases in our gross profit in the quarter and nine months ended June 30, 2010 were in large part attributable to the continued strong growth and profitability of our generic programs (with generic revenue increasing in double digits in comparison to the prior year periods) and increased contributions from fee-for-service agreements with brand name pharmaceutical manufacturers. In August 2009, a generic oncology drug was introduced (launched) and ABSG’s gross profit significantly benefited from this generic launch in the quarter and nine months ended June 30, 2010. The gross profit benefit that we continue to receive from this new generic launch significantly exceeds the typical benefit we have experienced in the past from generic launches. Approximately one-third and slightly less than one-half, respectively, of the gross profit increases for the quarter and nine months ended June 30, 2010 were derived from this new generic product launch. While we expect an increase in the number of brand to generic conversions in the future, the amount of gross profit attributable to each generic launch can vary significantly depending on the individual characteristics of each new product. As a result, generic launches can cause significant variability in our quarterly results of operations. There can be no assurance that future generic launches will contribute as significantly to our gross profit as they did in the nine months ended June 30, 2010. Additionally, in the current year quarter and nine-month period, we recognized a gain of $19.1 million and $20.7 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction to cost of goods sold. We are unable to estimate future gains, if any, we will recognize as a result of antitrust settlements (see Note 9 of the Notes to Consolidated Financial Statements). Lastly, in the nine months ended June 30, 2010, we completed a reconciliation with one of our generic suppliers relating to rebate incentives owed to us. Our gross profit benefited by approximately $12 million in the current nine-month period as a result of having completed this reconciliation.
As a percentage of revenue, our gross profit margin of 3.00% and 3.03% in the quarter and nine months ended June 30, 2010, improved by 18 basis points and 9 basis points, respectively, from the prior year quarter and nine-month period due to generic launches, the strong growth and profitability of our generic programs, and increased contributions from fee-for-service agreements with brand name pharmaceutical manufacturers. Additionally, the gain on antitrust litigation settlements, as noted above, had the effect of increasing our gross profit margin by 10 basis points and 4 basis points for the quarter and nine months ended June 30, 2010, respectively. All of these factors more than offset the above market growth of some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $11.3 million and $4.1 million in the quarters ended June 30, 2010 and 2009, respectively. Our LIFO charge was $29.9 million and $20.8 million in the nine months ended June 30, 2010 and 2009, respectively. The increases in our LIFO charge reflect strong brand name price inflation and a year-over-year reduction in generic price deflation. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.
Operating expenses of $306.5 million in the quarter ended June 30, 2010 were relatively flat compared to the prior year quarter. Operating expenses in the current year quarter included an increase in bad debt expense of $5.9 million primarily relating to physician customers within ABSG’s oncology business, an increase in employee severance, and additional expenses relating to our Business Transformation project, which includes a new enterprise resource planning (“ERP”) platform. The above increases were offset, in part, by a favorable $4.4 million adjustment relating to the Bergen Brunswig Matter as described in Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements. Additionally, operating expenses in the prior year quarter included an intangible asset impairment charge of $8.9 million relating to a tradename within the ABSG operating segment. Operating expenses of $908.3 million in the nine months ended June 30, 2010 increased by 1% from the prior year period due to an increase in incentive compensation, an increase in bad debt expense of $6.3 million and an increase in depreciation and amortization of $5.1 million. The above increases were largely offset by a $10.0 million reduction in facility consolidations, employee severance and other costs and a $9.5 million reduction in asset impairment charges. As a percentage of revenue, operating expenses were 1.56% in the quarter and nine months ended June 30, 2010 and represented a significant 10 basis point and 14 basis point decline, respectively, in our operating expense ratios from the prior year periods, reflecting our strong operating leverage particularly within ABDC as its operating expenses remained relatively flat in the quarter and nine months ended June 30, 2010 in comparison to the prior year periods. Our operating leverage has benefited from significant productivity increases achieved from our highly automated distribution facilities and our cE2 initiative, as described below.
In July 2010, we implemented the first phase of our new ERP platform. As a result, we will begin to depreciate a significant portion of our capitalized project costs in the fourth quarter of fiscal 2010. Additionally, we will begin to incur other significant costs to support our new ERP platform as we begin the transition from our legacy information systems to our new ERP platform over the next couple of years. The incremental costs of maintaining dual information technology platforms, including depreciation, are expected to be approximately $40 million per year during the transition period. We intend to mitigate the impact of these incremental costs by reducing expenses elsewhere, but there can be no assurance that we will be able to do so.
In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we reduced various operating costs and terminated certain positions. During the nine months ended June 30, 2009, we terminated 197 employees and incurred $3.2 million of employee severance costs relating to our cE2 initiative. As previously noted, in the quarter ended June 30, 2010, we recorded a $4.4 million favorable adjustment relating to the Bergen Brunswig Matter. During the nine months ended June 30, 2009, we recorded $2.2 million of additional expense relating to the Bergen Brunswig Matter.
We paid a total of $2.7 million and $14.3 million for employee severance, lease cancellation and other costs during the nine months ended June 30, 2010 and 2009, respectively. Remaining unpaid amounts of $4.2 million for employee severance, lease cancellation and other costs are included in accrued expenses and other in the accompanying balance sheet at June 30, 2010. Employees receive their severance benefits over a period, generally not in excess of 12 months, or in the form of a lump-sum payment.
Operating income of $281.9 million and $855.5 million in the quarter and nine months ended June 30, 2010 increased 32% and 30%, respectively, from the prior year periods primarily due to the increases in our gross profit. As a percentage of revenue, operating income increased 28 basis points to 1.44% and 23 basis points to 1.47% in the quarter and nine months ended June 30, 2010, respectively, from the prior year periods due to the increase in our gross profit margins and the decrease in our operating expense ratios.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The costs of facility consolidations, employee severance and other, the intangible asset impairments, and the gain on antitrust litigation settlements had the following net effects on operating income as a percentage of revenue:
•	Quarter ended June 30, 2010 — increased operating income as a percentage of revenue by 12 basis points
•	Quarter ended June 30, 2009 — decreased operating income as a percentage of revenue by 5 basis points
•	Nine months ended June 30, 2010 — increased operating income as a percentage of revenue by 4 basis points
•	Nine months ended June 30, 2009 — decreased operating income as a percentage of revenue by 3 basis points
Interest expense, interest income, and the respective weighted-average interest rates in the quarters ended June 30, 2010 and 2009 were as follows (in thousands):

	2010		2009
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$18,615	5.34%	$15,684	4.72%
Interest income	(714)	0.20%	(1,032)	0.61%

Interest expense, net	$17,901		$14,652

Interest expense increased from the prior year quarter primarily due to an increase of $182.3 million in average borrowings, offset in part, by an increase in interest costs capitalized relating to our Business Transformation project. Interest costs capitalized in the quarter ended June 30, 2010 and 2009 were $2.0 million and $0.7 million, respectively. Interest income decreased from the prior year quarter primarily due to a decline in the weighted-average interest rate, offset in part, by an increase in average invested cash of $731.8 million.
Interest expense, interest income, and the respective weighted-average interest rates in the nine months ended June 30, 2010 and 2009 were as follows (in thousands):

	2010		2009
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$55,855	5.14%	$47,946	4.95%
Interest income	(1,408)	0.18%	(4,590)	1.18%

Interest expense, net	$54,447		$43,356

Interest expense increased from the prior year nine-month period due to an increase of $185.2 million in average borrowings, offset in part, by an increase in interest costs capitalized relating to our Business Transformation project and a decrease in the weighted-average variable interest rate on borrowings under our revolving credit facilities to 1.59% from 2.34% in the prior year period. Interest costs capitalized in the nine months ended June 30, 2010 and 2009 were $5.0 million and $1.9 million, respectively. As we begin to implement our new ERP platform in the fourth quarter of fiscal 2010, we expect to capitalize significantly less interest costs related to our Business Transformation project. Interest income decreased from the prior year nine-month period primarily due to a decrease in the weighted-average interest rate, offset in part, by an increase in average invested cash of $580.4 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Average borrowings increased in the current year quarter and nine months ended June 30, 2010 resulting from the November 2009 issuance of $400 million of new 10-year senior notes, offset, in part, by the repayment of substantially all amounts then outstanding under our multi-currency revolving credit facility (both described in Liquidity and Capital Resources on the following page).
Income taxes in the quarter ended June 30, 2010 reflect an effective income tax rate of 38.1%, compared to 36.8% in the prior year quarter. In the prior year quarter, due to the expiration of certain statutes of limitations, we were able to recognize certain tax benefits, thereby reducing our effective income tax rate. Income taxes in the nine months ended June 30, 2010 reflect an effective income tax rate of 38.1%, compared to 37.9% in the prior year period.
Income from continuing operations of $163.2 million in the quarter ended June 30, 2010 increased 30% from the prior year quarter primarily due to the increase in operating income. Diluted earnings per share from continuing operations of $0.57 in the quarter ended June 30, 2010 increased 36% from $0.42 per share in the prior year quarter. Income from continuing operations of $495.5 million in the nine months ended June 30, 2010 increased 30% from the prior year period due to the increase in operating income. Diluted earnings per share from continuing operations of $1.72 in the nine months ended June 30, 2010 increased 38% from $1.25 per share in the prior year period. The differences between diluted earnings per share growth and the increase in income from continuing operations for the quarter and nine months ended June 30, 2010 was primarily due to the 5% reduction in weighted average common shares outstanding in both periods, primarily from purchases of our common stock, net of the impact of stock option exercises.
Loss from discontinued operations, net of income taxes, for the quarter and nine months ended June 30, 2009 included an estimated PMSI working capital adjustment of $2.8 million and costs in connection with a prior period business disposition.
Liquidity and Capital Resources
The following table illustrates our debt structure at June 30, 2010, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability

Fixed-Rate Debt:
$400,000, 5 5/8% senior notes due 2012	$399,270	$—
$500,000, 5 7/8% senior notes due 2015	498,507	—
$400,000, 4 7/8% senior notes due 2019	396,848	—
Other	657	—

Total fixed-rate debt	1,295,282	—

Variable-Rate Debt:
Blanco revolving credit facility due 2011	55,000	—
Multi-currency revolving credit facility due 2011	9,888	673,427
Receivables securitization facility due 2011	—	700,000
Other	—	747

Total variable-rate debt	64,888	1,374,174

Total debt, including current portion	$1,360,170	$1,374,174

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (40 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2010). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points of the total commitment (10 basis points at June 30, 2010). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
We have a $700 million receivables securitization facility (“Receivables Securitization Facility”). In April 2010, we amended this facility, which now expires in April 2011. We continue to have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a commitment fee to maintain the availability under the Receivables Securitization Facility. In connection with the April 2010 amendment, the program fee and commitment fee were reduced to 125 basis points and 60 basis points, respectively. At June 30, 2010, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.
In April 2010, we amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2011. Borrowings under the Blanco Credit Facility are guaranteed by us. Interest on borrowings under this facility continues to be 200 basis points over LIBOR. The Blanco Credit Facility is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2010 because we have both the ability and intent to refinance it on a long-term basis.
In November 2009, we issued $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”). The 2019 Notes were sold at 99.174% of the principal amount and have an effective yield of 4.98%. The interest on the 2019 Notes is payable semiannually. The 2019 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the 5 5/8% senior notes due 2012, and the 5 7/8% senior notes due 2015. We used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under our Multi-Currency Revolving Credit Facility, and the remaining net proceeds were used for general corporate purposes. Costs incurred in connection with the issuance of the 2019 Notes were deferred and are being amortized over the 10-year term of the notes.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new enterprise resource planning platform) and routine growth and expansion through new business opportunities. In November 2009, our board of directors approved a new program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. We currently expect to purchase approximately $450 million of our common stock in fiscal 2010. During the nine months ended June 30, 2010, we purchased $350.3 million of our common stock, of which $68.1 million was purchased to close out our prior November 2008 share repurchase program and $282.2 million was purchased under the current $500 million share repurchase program. As of June 30, 2010, we had $218.1 million of availability remaining on our current $500 million share repurchase program. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.
Our most significant market risk historically has been the effect of fluctuations in interest rates related to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At June 30, 2010, we had $64.9 million of variable-rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at June 30, 2010.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.3 billion in cash and cash equivalents at June 30, 2010. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at June 30, 2010. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at June 30, 2010 (in thousands):

	Payments Due by Period
		Within 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Debt, including interest payments	$1,770,016	$128,171	$541,657	$97,750	$1,002,438
Operating leases	223,669	54,245	66,284	42,419	60,721
Other commitments	489,111	224,987	215,623	45,602	2,899

Total	$2,482,796	$407,403	$823,564	$185,771	$1,066,058

We have commitments to purchase product from influenza vaccine manufacturers for the 2010/2011 flu season. In our current fiscal year, we reduced our purchase commitment to only the 2010/2011 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements, as amended, will be approximately $80.7 million as of June 30, 2010. These influenza vaccine commitments are included in “Other commitments” in the above table.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have commitments to purchase blood products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $241.8 million as of June 30, 2010. These blood product commitments are included in “Other commitments” in the above table.
We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new enterprise resource planning (“ERP”) platform. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $151.7 million as of June 30, 2010 and is included in “Other commitments” in the above table.
Our liability for uncertain tax positions was $56.0 million as of June 30, 2010. This liability represents an estimate of tax positions that we have taken in our tax returns, which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.
During the nine months ended June 30, 2010, our operating activities provided $559.4 million of cash in comparison to cash provided of $430.5 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2010 was principally the result of net income of $495.5 million and non-cash items of $194.7 million, offset, in part, by an increase in merchandise inventories of $127.9 million. Despite the increase in revenue in the nine months ended June 30, 2010, accounts receivable decreased by 1% from September 30, 2009 as the average number of days sales outstanding during the current year nine-month period decreased by nearly one day to 17.2 days from the prior year period, reflecting improved cash collection efforts and timing of customer receipts. Our accounts payable and inventory balances at September 30, 2009 were higher than normal as we made inventory purchases of approximately $400 million in the month of September 2009, primarily relating to purchases of the generic oncology drug launched in August 2009 and purchases made in advance of a manufacturer’s temporary plant shutdown in connection with its facility consolidation efforts. Despite our higher than normal accounts payable balance at September 30, 2009, accounts payable, accrued expenses and income taxes decreased only by 1% from September 30, 2009 to June 30, 2010 due to the growth in our business. Our merchandise inventories at June 30, 2010 increased 2% when compared to September 30, 2009, substantially less than our revenue growth, due to a reduction in the September 30, 2009 inventory balance related to the purchases made in advance of the temporary plant shutdown. The average number of inventory days on hand in the nine months ended June 30, 2010 was consistent to the prior year period. Operating cash uses during the nine months ended June 30, 2010 included $37.4 million in interest payments and $180.8 million of income tax payments, net of refunds.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capital expenditures for the nine months ended June 30, 2010 and 2009 were $132.3 million and $102.2 million, respectively. Our most significant capital expenditures in the nine months ended June 30, 2010 and 2009 related to our Business Transformation project, which includes a new ERP platform that will be implemented in ABDC and our corporate office. Capital expenditures also included improvements made to our operating facilities and other information technology initiatives. We previously estimated that we would spend approximately $140 million for capital expenditures during fiscal 2010. We currently expect to spend between $165 million and $175 million for capital expenditures during fiscal 2010 due to timing of certain expenditures incurred related to our Business Transformation project.
In May 2009, we acquired Innomar, a Canadian specialty pharmaceutical services company, for a purchase price of $13.4 million, net of a working capital adjustment.
In October 2008, we sold PMSI for approximately $31 million, net of a final working capital adjustment and including a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date.
In November 2009, we issued our 2019 Notes for net proceeds of $396.7 million. We used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under our Multi-Currency Revolving Credit Facility and the remaining net proceeds were used for general corporate purposes.
During the nine months ended June 30, 2010, we purchased 13.1 million shares of our common stock for a total of $350.3 million. During the nine months ended June 30, 2009, we purchased 16.1 million shares of our common stock for a total of $273.8 million.
In November 2008, our board of directors increased the quarterly cash dividend by 33% to $0.05 per share and in May 2009, our board of directors increased the quarterly cash dividend by 20% to $0.06 per share. In November 2009, our board of directors increased the quarterly cash dividend again by 33% to $0.08 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended June 30, 2010 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2010.

				Approximate Dollar
			Total Number of	Value of
	Total		Shares Purchased	Shares that May Yet
	Number of	Average Price	as Part of Publicly	Be
	Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Programs	Under the Programs
April 1 to April 30	—	$—	—	$313,078,127
May 1 to May 31	3,109,600	$30.54	3,109,600	$218,096,891
June 1 to June 30	—	$—	—	$218,096,891

Total	3,109,600		3,109,600

a)
In November 2008, the Company announced a program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2010, the Company purchased 2.8 million shares for $68.1 million to complete its authorization under this program.

b)
In November 2009, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2010, the Company purchased 10.3 million shares under this program for $281.9 million. There is no expiration date related to this new program.

ITEM 6. Exhibits
(a) Exhibits:

10.1
Amended and Restated Receivables Purchase Agreement, dated as of April 29, 2010, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as initial Servicer, various purchaser groups, and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.2
First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation as Originator (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.3
First Amendment and Waiver, dated as of April 15, 2010, to the Credit Agreement, dated as of November 14, 2006, among the Registrant, the Borrowing Subsidiaries party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and The Bank of Nova Scotia, as Canadian Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION
August 3, 2010	/s/ R. David Yost
R. David Yost
President and Chief Executive Officer

August 3, 2010	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amended and Restated Receivables Purchase Agreement, dated as of April 29, 2010, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as initial Servicer, various purchaser groups, and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.2
First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation as Originator (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.3
First Amendment and Waiver, dated as of April 15, 2010, to the Credit Agreement, dated as of November 14, 2006, among the Registrant, the Borrowing Subsidiaries party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and The Bank of Nova Scotia, as Canadian Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.