Form 10-K
period 2010-09-30
AMERISOURCEBERGEN CORP
filed 2010-11-23
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

AMERISOURCEBERGEN CORPORATION
(Exact name of registrant as specified in its charter)

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification Number

1-16671	AmerisourceBergen Corporation	23-3079390
(a Delaware Corporation)
1300 Morris Drive
Chesterbrook, PA 19087-5594
610-727-7000

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2010 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2010 was $6,885,364,872.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2010 was 276,347,761.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference in the Part of this report indicated below:
Part III — Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART I
ITEM 1. BUSINESS
As used herein, the terms “Company,” “AmerisourceBergen,” “we,” “us,” or “our” refer to AmerisourceBergen Corporation, a Delaware corporation.
AmerisourceBergen Corporation is one of the world’s largest pharmaceutical services companies, with operations primarily in the United States and Canada. Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, we provide drug distribution and related services designed to reduce costs and improve patient outcomes. More specifically, we distribute a comprehensive offering of brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers primarily located in the United States and Canada, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical and dialysis clinics, physicians and physician group practices, long-term care and other alternate site pharmacies, and other customers. We also provide pharmacy services to certain specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including pharmaceutical packaging, pharmacy automation, inventory management, reimbursement and pharmaceutical consulting services, logistics services, and pharmacy management.
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IMS Healthcare, Inc. (“IMS”), an independent third party provider of information to the pharmaceutical and healthcare industry, are expected to grow between 3% and 5% in calendar 2011. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market. Additionally, IMS expects the U.S. pharmaceutical industry to grow annually between 2% and 5% through 2014.
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
Legislative Developments. In recent years, regulation of the healthcare industry has changed significantly in an effort to increase drug utilization and reduce costs. These changes included expansion of Medicare coverage for outpatient prescription drugs, the enrollment (beginning in 2006) of Medicare beneficiaries in prescription drug plans offered by private entities, and cuts in Medicare and Medicaid reimbursement rates. More recently, in March 2010, the United States Congress enacted major health reform legislation designed to expand access to health insurance, which would increase the number of people in the United States who are eligible to be reimbursed for all or a portion of prescription drug costs. The health reform law provides for sweeping changes to Medicare and Medicaid policies (including drug reimbursement policies), expanded disclosure requirements regarding financial arrangements within the healthcare industry, enhanced enforcement authority to prevent fraud and abuse, and new taxes and fees on pharmaceutical and medical device manufacturers. These policies and other legislative developments may affect our businesses directly and/or indirectly (see Government Regulation on page 6 for further details).

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

With the rapid growth of generic pharmaceuticals in the U.S. market, we have introduced strategies to enhance our position in the generic marketplace. We source generics globally, offer a value-added generic formulary program to our healthcare provider customers, and monitor our customers’ compliance with our generics program. We also provide data and other valuable services to our generic manufacturing customers.
We believe we have one of the lowest cost operating structures among all pharmaceutical distributors. AmerisourceBergen Drug Corporation has a distribution facility network totaling 26 distribution facilities in the U.S. We continue to seek opportunities to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. Furthermore, we believe that the investments we continue to make related to our Business Transformation project through 2012 will reduce our operating expenses in the future (see Information Systems on page 4 for further details).
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
Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; Good Neighbor Pharmacy Provider Network®, our managed care network, which connects our retail pharmacy customers to payor plans throughout the country and is the fourth-largest in the U.S.; generic product purchasing services; hospital pharmacy consulting designed to improve operational efficiencies; scalable automated pharmacy dispensing equipment; and packaging services that deliver unit dose, punch card and other compliance packaging for institutional and retail pharmacy customers.
In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our strategic growth plans.
In October 2007, we acquired Bellco Health (“Bellco”), a privately held New York distributor of branded and generic pharmaceuticals. Bellco primarily services independent retail community pharmacies in the metropolitan New York City area. The acquisition of Bellco expanded the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and, through business operations that are now part of AmerisourceBergen Specialty Group, provides pharmaceutical products and services to dialysis clinics. Bellco business operations have been integrated into the operations of AmerisourceBergen Drug Corporation as well as AmerisourceBergen Specialty Group.

In fiscal 2009, we acquired Innomar Strategies Inc. (“Innomar”), a Canadian pharmaceutical services company, for a purchase price of $13.4 million. Innomar provides services within Canada to pharmaceutical and biotechnology companies, including strategic consulting and access solutions, specialty logistics management, patient assistance and nursing services, and clinical research services. Innomar has increased our distribution and services presence in Canada.
•
Optimize and Grow Our Specialty Distribution and Service Businesses. Representing $16.3 billion in total revenue in fiscal 2010, our specialty pharmaceuticals business has a significant presence in this rapidly growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians and a broad array of pharmaceutical and specialty services for manufacturers, our specialty pharmaceuticals business is a well-developed platform for growth. We are the leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We also distribute plasma and other blood products, injectible pharmaceuticals and vaccines. Additionally, we are well-positioned to service and support many of the new biotech therapies that will be coming to market in the near future.

Our specialty service businesses help pharmaceutical manufacturers, especially in the biotechnology sector, commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies to launch drugs with targeted populations and support the products in the supply channel. We also provide third party logistics, nursing services, and specialty pharmacy services to help speed products to market.
Our acquisition of Bellco in fiscal 2008 allowed us to significantly increase our sales of pharmaceutical products and services to dialysis clinics. We continue to seek opportunities to expand our offerings in specialty distribution and services.
•
Divestitures. In order to allow us to concentrate on our strategic focus areas of pharmaceutical distribution and related services and specialty pharmaceutical distribution and related services, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.

In October 2008, we sold PMSI, our workers’ compensation business.
In 2007, the Company and Kindred Healthcare, Inc. (“Kindred”) completed the spin-offs and subsequent combination of their institutional pharmacy businesses, PharMerica Long-Term Care (“Long-Term Care”) and Kindred Pharmacy Services (“KPS”), to form a new, independent, publicly traded company named PharMerica Corporation (“PMC”).
Operations
Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2010 are comprised of one reportable segment, Pharmaceutical Distribution.
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
ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals and vaccines. In addition, through its specialty service businesses, ABSG provides drug commercialization services, third party logistics, reimbursement consulting, data analytics, outcomes research, and other services for biotech and other pharmaceutical manufacturers, as well as practice management, and group purchasing services for physician practices. Beginning in fiscal 2011, certain specialty service businesses within ABSG will be combined to form the operations of AmerisourceBergen Consulting Services (“ABCS”). These businesses will principally provide drug commercialization services, reimbursement consulting, data analytics, and outcomes research. ABCS revenue in fiscal 2010 was less than 1% of our consolidated revenue.

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers and has recently entered the clinical trials packaging service business. Brecon is a United Kingdom-based provider of contract packaging and clinical trials materials services for pharmaceutical manufacturers.
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
Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physicians and physician group practices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our healthcare provider customers. Our manufacturing customers include branded, generic and biotech manufacturers of prescription pharmaceuticals, as well as over-the-counter product and health and beauty aid manufacturers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. In fiscal 2010, total revenue was comprised of 70% institutional customers and 30% retail customers.
In fiscal 2010, Medco Health Solutions, Inc., our largest customer, accounted for 18% of our revenue. No other individual customer accounted for more than 5% of our fiscal 2010 revenue. Our top ten customers represented approximately 42% of fiscal 2010 revenue. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 10% of our revenue in fiscal 2010 was derived from our three largest GPO relationships. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations.
Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2010. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are good. The ten largest suppliers in fiscal 2010 accounted for approximately 50% of our purchases.
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
ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. ABDC has a new warehouse operating system, which is used to account for primarily all of ABDC’s transactional volume. The new warehouse operating system has improved ABDC’s productivity and operating leverage. ABDC will continue to invest in advanced information systems and automated warehouse technology.
A significant portion of our information technology activities relating to ABDC and our corporate functions are outsourced to IBM Global Services.

In an effort to continue to make system investments to further improve our information technology capabilities and meet our future customer and operational needs, we began to make significant investments in fiscal 2008 relating to our Business Transformation project that will include a new enterprise resource planning (“ERP”) platform. The ERP platform will be implemented throughout ABDC and our corporate and administrative functions and will include the development and implementation of integrated processes to enhance our business practices and lower costs. Effective October 2010, the majority of our corporate and administrative functions began operating on our new ERP platform. We expect to continue the implementation of the ERP platform and, as a result, expect to continue to make significant investments in our Business Transformation project through 2012.
ABSG operates the majority of its business on its own common, centralized platform resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities. The convenience of ordering via the Internet is very important to ABSG’s customers. Over the past few years, ABSG has enhanced its web capabilities such that a significant amount of orders are initiated via the Internet.
Competition
We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. Our largest national competitors are Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”). ABDC competes with both Cardinal and McKesson, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG’s operating businesses face competition from a variety of competitors, including McKesson, US Oncology, Inc. (which has signed an agreement to be acquired by McKesson), Cardinal, FFF Enterprises, Henry Schein, Inc., Express Scripts, Inc., Covance Inc., and UPS Logistics, among others. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
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
Employees
As of September 30, 2010, we had approximately 10,000 employees, of which approximately 9,100 were full-time employees. Approximately 4% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

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
We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statutes. The anti-kickback statute, and the related regulations, prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the purchasing, leasing or ordering, induce a referral to purchase, lease or order, or arrange for or recommend purchasing, leasing or ordering items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. ABSG’s operations and certain aspects of ABDC’s operations are particularly subject to these laws and regulations.
In recent years, some states have passed or have proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. For example, Florida has implemented and other states are implementing pedigree requirements that require drugs to be accompanied by information that allows for the tracking of the drugs back to the manufacturers. California has enacted a law requiring chain of custody technology using electronic pedigrees, although the effective date has been postponed until January 1, 2015 for pharmaceutical manufacturers and July 1, 2016 for pharmaceutical wholesalers and repackagers. These and other requirements are expected to increase our cost of operations. At the federal level, the FDA issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The FDA regulations impose pedigree and other chain of custody requirements that increase our costs and/or burden of selling to other pharmaceutical distributors and handling product returns. In December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of certain of the FDA pedigree regulations in response to a case initiated by secondary distributors. The federal Court of Appeals for the Second Circuit affirmed this injunction on July 10, 2008. In late 2009, the parties filed a joint motion to stay discovery and agreed to an administrative closing of the file to monitor the progress of counterfeit drug enforcement legislation then pending in Congress. On September 30, 2010, the parties filed a joint motion to extend this stay until June 30, 2011 because the bill that led to the administrative closing was (and currently remains) pending in Congress. Either party may re-open the file at any time before June 30, 2011; however, if no letter application is made to re-open the file by that time, the parties may be considered to have abandoned their claims and/or defenses in the case. We cannot predict the ultimate outcome of this legal proceeding.
In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices and other technologies. The 2007 Act requires the FDA to develop a standardized numerical identifier (SNI). In March 2010, the FDA issued guidance regarding the development of SNIs for prescription drug packages. In this guidance, the FDA identifies package-level SNIs, as an initial step in the FDA’s development and implementation of additional measures to secure the drug supply chain.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education and Reconciliation Act of 2010 (collectively known as the “Affordable Care Act”) became law. The Affordable Care Act is intended to expand health insurance coverage to approximately 32 million uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies, and health insurance mandates. When fully implemented, these provisions are expected to increase the number of people in the United States who have insurance coverage for at least a portion of their prescription drug costs. Other provisions of the Affordable Care Act seek to reduce health care spending, such as by increasing manufacturer Medicaid drug rebates, revising the calculation of Medicaid drug reimbursements, establishing an Independent Payment Advisory Board to achieve additional Medicare savings, and establishing a regulatory pathway for the approval of follow-on biologicals, promoting value-based purchasing, and making other major changes to reimbursement to most types of Medicare providers and suppliers. In addition, the Affordable Care Act makes a number of changes to the Medicare Part D program, including providing for additional subsidies for beneficiaries in the Part D “coverage gap.” The law requires drug and device manufacturers to disclose their relationships with physicians and teaching hospitals. It also requires manufacturers and group purchasing organizations that do business with federal health programs to disclose certain physician ownership and investment interests. The Affordable Care Act imposes, among many other policy changes, significant new fees and excise taxes on pharmaceutical and medical device manufacturers, expands enforcement authority to prevent fraud and abuse, expands comparative effectiveness research and requires testing of health care delivery reforms. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates.
As a result of political, economic and regulatory influences, scrutiny of the healthcare delivery system in the United States can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the delivery or pricing of pharmaceutical products, as well as additional changes to the structure of the present healthcare delivery system. We cannot predict what additional initiatives, if any, will be adopted, when they may be adopted, or what impact they may have on us.
The costs, burdens, and/or impacts of complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our results of operations and financial condition.
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
The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) established timeframes for Part D Plan payments to pharmacies and long-term care pharmacy submission of claims; required more frequent updating by Part D Plan sponsors of the drug pricing data they use to pay pharmacies; modified statutory provisions regarding coverage of certain “protected classes” of drugs; limited certain Part D sales and marketing activities; and made other Part D reforms. The Affordable Care Act made additional changes to the Part D program, including, among other things: providing a $250 payment in 2010 to beneficiaries who reach the Part D “coverage gap” (the period after a beneficiary reaches the initial coverage limit and before “catastrophic coverage” is triggered in which beneficiaries pay 100% of costs); phasing out the coverage gap by 2020, establishing a discount program beginning January 1, 2011 under which Medicare beneficiaries in the coverage gap will have access to manufacturer discounts equal to 50% of the negotiated price of certain branded drugs and biologicals; allowing the Secretary of Health and Human Services to designate certain categories of drugs as warranting special formulary treatment; mandating that Part D plan sponsors provide additional medication therapy management services; reducing Part D subsidies for certain high-income beneficiaries; and mandating that plan sponsors use “specific, uniform dispensing techniques” when dispensing drugs to long-term care residents to reduce prescription drug waste beginning in 2012. CMS continues to issue regulations and other guidance to implement these statutory changes and further refine Medicare Part D program rules. On November 10, 2010, CMS published a proposed rule to implement several provisions of the Affordable Care Act related to the Part D drug program and make other changes to the Part D regulations. There can be no assurances that changes in the Part D program will not have an adverse impact on our business.
With regard to Medicaid, effective January 1, 2007, the Deficit Reduction Act of 2005 (“DRA”) changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals to 250% of the lowest average manufacturer price (“AMP”). On July 17, 2007, Centers for Medicare & Medicaid Services (“CMS”) published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring the Secretary of Health and Human Services to provide AMP data to the states on a monthly basis, and also to disclose, through a website accesible to the public, AMP prices for branded and generic pharmaceuticals. In December 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing certain provisions of the AMP rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoined CMS from disclosing AMP data to states and disclosing the pricing on a website accessible to the public. In October 2008, CMS issued a separate final rule in which it stated that the federal upper limits will govern in all states unless a state finds that a particular generic drug is not available within that state. These payment limits remain unenforced as a result of the 2007 preliminary injunction. In addition, MIPPA delayed the adoption of certain provisions of CMS’s July 17, 2007 rule and prevented CMS from publishing AMP data before October 1, 2009. On November 15, 2010, CMS published a final rule that withdraws certain provisions of the July 2007 and October 2008 final rules in light of the legal challenges to the rules and the enactment of the Affordable Care Act, which includes provisions that redefined “average manufacturer price” and “multiple source drug,” and established a new formula for calculating federal upper limits. Under the Affordable Care Act, federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis are set at no less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly AMP (using a smoothing process). Any reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. The Affordable Care Act also amends the Medicaid rebate statute to, among other things, increase minimum Medicaid rebates paid by pharmaceutical manufacturers, increase “additional rebates” for new formulations of certain brand name drugs, establish a maximum rebate, and extend rebates to the states for drugs dispensed to individuals who are enrolled in Medicaid managed care organizations. The Affordable Care Act’s redefinition of AMP is expected to result, in most instances, in a higher AMP. This higher AMP, coupled with the higher minimum Medicaid rebate percentage, is expected to result in increased Medicaid rebate payments by pharmaceutical manufacturers, which could indirectly impact our business. We are currently assessing the potential impact of these provisions on our business. The federal government also could take other actions in the future that impact Medicaid reimbursement, Medicaid rebate amounts, or Medicare reimbursement under the average sales price calculation methodology. There can be no assurance that recent or future changes in prescription drug reimbursement policies will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement and related reporting requirements could adversely affect our results of operations.
See “Risk Factors” below for a discussion of additional regulatory developments that may affect our results of operations and financial condition.
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
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act (“ARRA”). Among other things, the law further strengthens federal privacy and security provisions to protect personally-identifiable health information, including new notification requirements related to health data security breaches. The ARRA also provides incentive payments to eligible healthcare providers participating in Medicare and Medicaid programs that adopt and successfully demonstrate meaningful use of certified electronic health record (EHR) technology. There can be no assurances that compliance with the new privacy requirements and compliance with EHR standards will not impose new costs on our business.
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
The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with two national wholesale distributors of pharmaceuticals, Cardinal and McKesson; national generic distributors; regional and local distributors of pharmaceuticals; chain drugstores that warehouse their own pharmaceuticals; manufacturers that distribute their products directly to customers; specialty distributors; and packaging and healthcare technology companies (see “Competition”). Competition continues to increase in specialty distribution and services, where gross margins historically have been higher than in ABDC. Reflecting that increased competition, recently, our two national competitors have announced or completed acquisitions to expand their footprint in the area of specialty distribution and services. If we were forced by competition to reduce our prices or offer more favorable payment or other terms, our results of operations or liquidity could be adversely affected. In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this trend continues among our customers and suppliers, it could give the resulting enterprises greater bargaining power, which may lead to greater pressure to reduce prices for our products and services.

Our results of operations continue to be subject to the risks and uncertainties of inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices.
Certain distribution service agreements that we have entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with a small number of branded manufacturers continue to be solely inflation-based. As a result, approximately 10% of our gross profit from brand-name manufacturers continues to be subject to fluctuation based upon the timing and extent of price appreciation. If the frequency or rate of branded pharmaceutical price inflation slows, our results of operations could be adversely affected. In addition, we distribute generic pharmaceuticals, which are subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, our results of operations could be adversely affected.
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
The capital and credit markets experienced significant volatility and disruption, particularly in the latter half of 2008 and in the first quarter of 2009. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If the markets return to the levels of disruption and volatility experienced in the latter half of 2008 and the first quarter of 2009, there can be no assurance that we will not experience downward movement in our stock price without regard to our financial condition or results of operations or an adverse effect, which may be material, on our ability to access credit generally, and on our business, liquidity, financial condition and results of operations.
Our receivables securitization facility expires in April 2011. While we did not have any borrowings outstanding under this facility as of September 30, 2010, we have historically utilized amounts available to us under this facility, from time to time, to meet our business needs. Additionally, our multi-currency revolving credit facility expires in November 2011. In fiscal 2011, we will seek to renew these facilities at available market rates, which may be higher than the rates currently available to us. While we believe we will be able to renew these facilities, there can be no assurance that we will be able to do so.
Our revenue and results of operations may suffer upon the loss of a significant customer.
Our largest customer, Medco Health Solutions, Inc., accounted for 18% of our revenue in fiscal 2010. Our top ten customers represented approximately 42% of fiscal 2010 revenue. We also have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 10% of our revenue in fiscal 2010 was derived from our three largest GPO relationships. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue and results of operations.

Our revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could have a material adverse affect on our operating revenue and results of operations. At September 30, 2010, the largest trade receivable balance due from a single customer represented approximately 8% of accounts receivable, net.
Our results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant supplier.
Our relationships with pharmaceutical suppliers, including generic pharmaceutical manufacturers, give rise to substantial amounts that are due to us from the suppliers, including amounts owed to us for returned goods or defective goods, chargebacks, and amounts due to us for services provided to the suppliers. Volatility of the capital and credit markets, general economic conditions, and regulatory changes may adversely affect the solvency or creditworthiness of our suppliers. The bankruptcy, insolvency or other credit failure of any supplier at a time when the supplier has a substantial account payable balance due to us could have a material adverse affect on our results of operations.
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
In recent years, some states have passed or have proposed laws and regulations, including laws and regulations obligating pharmaceutical distributors to provide prescription drug pedigrees, that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. In order to comply with the Florida requirements, we implemented an e-pedigree system at our distribution center in Florida that required significant capital outlays. Other states have adopted laws and regulations that would require us to implement pedigree capabilities in those other states similar to the pedigree capabilities implemented for Florida. For example, California has enacted a law requiring the implementation of costly track and trace chain of custody technologies, such as radio frequency identification device (“RFID”) technologies, although the effective date of the law has been postponed until January 1, 2015 for pharmaceutical manufacturers and until July 1, 2016 for pharmaceutical wholesalers and repackagers. At the federal level, the FDA issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction temporarily enjoining the implementation of certain of the FDA pedigree regulations in response to a case initiated by secondary distributors. The federal Court of Appeals for the Second Circuit affirmed this injunction on July 10, 2008. In late 2009, the parties filed a joint motion to stay discovery and agreed to administrative closing of the file to monitor the progress of counterfeit drug enforcement legislation then pending in Congress. On September 30, 2010, the parties filed a joint motion to extend this stay until June 30, 2011 because the bill that led to the administrative closing was (and currently remains) pending in Congress. Either party may re-open the file at any time before June 30, 2011; however, if no letter application is made to re-open the file by that time, the parties may be considered to have abandoned their claims and/or defenses in the case. We cannot predict the ultimate outcome of this legal proceeding.
In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as RFID devices and other technologies. The 2007 Act requires the FDA to develop a standardized numerical identifier (SNI) by April 1, 2010. In March 2010, FDA issued guidance regarding the development of SNIs for prescription drug packages. In this guidance, FDA identifies package-level SNIs, as an initial step in FDA’s development and implementation of additional measures to secure the drug supply chain. The increased costs of complying with these pedigree and other supply chain custody requirements could increase our costs or otherwise significantly affect our results of operations.

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
In 2007, our Orlando, Florida distribution center’s license to distribute controlled substances and listed chemicals was suspended and later reinstated under an agreement with the DEA, when we implemented an enhanced and more sophisticated order-monitoring program in all of our ABDC distribution centers. In addition, in 2008, one of our subsidiaries, Bellco Drug Corp., received a new DEA registration (following the suspension of its license and entry into a consent judgment with the DEA prior to our acquisition of the business). While we expect to continue to comply with all of the DEA’s requirements, there can be no assurance that the DEA will not require further controls against the diversion of controlled substances in the future or will not take similar action against any other of our distribution centers in the future.
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
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education and Reconciliation Act of 2010 (collectively known as the “Affordable Care Act”) became law. The Affordable Care Act is intended to expand health insurance coverage to approximately 32 million uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies, and health insurance mandates. When fully implemented, these provisions are expected to increase the number of people in the United States who have insurance coverage for at least a portion of prescription drug costs. Other provisions of the Affordable Care Act seek to reduce health care spending, such as by increasing manufacturer Medicaid drug rebates, revising the calculation of Medicaid drug reimbursement, establishing an Independent Payment Advisory Board to achieve additional Medicare savings, and establishing a regulatory pathway for the approval of follow-on biologicals, promoting value-based purchasing, and making other major changes to reimbursement for most types of Medicare providers and suppliers. In addition, the Affordable Care Act provides for a number of changes to the Medicare Part D program, including additional subsidies for beneficiaries in the Part D “coverage gap.” The law also requires drug and device manufacturers to disclose their relationships with physicians and teaching hospitals. It requires manufacturers and group purchasing organizations that do business with federal health programs to disclose certain physician ownership and investment interests. The Affordable Care Act also imposes, among many other policy changes, significant new fees and excise taxes on pharmaceutical and medical device manufacturers, expands enforcement authority to prevent fraud and abuse, expands comparative effectiveness research and requires testing of health care delivery reforms. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates. Given the scope of the changes made by the Affordable Care Act and the ongoing implementation efforts, we cannot predict at this time the impact of the new law on our operations.
Effective January 1, 2007, the Deficit Reduction Act of 2005 (“DRA”) changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals to 250% of the lowest average manufacturer price (“AMP”). On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring the Secretary of Health and Human Services to provide AMP data to the states on a monthly basis, and also to disclose, through a website accessible to the public, AMP prices for branded and generic pharmaceuticals. In December 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing certain provisions of the AMP rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from disclosing AMP data to states and disclosing the pricing on a website accessible to the public. In October 2008, CMS issued a separate final rule stating that the federal upper limits will govern in all states unless a state finds that a particular generic drug is not available within that state. These payment limits remain unenforced as a result of the 2007 preliminary injunction. The outcome of the ongoing litigation in the District of Columbia is unknown. The Medicaid Improvements for Patients and Providers Act of 2008 (“MIPPA”) delayed the adoption of certain provisions of CMS’s July 17, 2007 rule and prevented CMS from publishing AMP data before October 1, 2009. On November 15, 2010, CMS published a final rule withdrawing certain provisions of the July 2007 and October 2008 final rules in light of the legal challenges to the rules and the enactment of the Affordable Care Act, which includes provisions that redefined “average manufacturer price” and “multiple source drug,” and established a new formula for calculating federal upper limits. Under the Affordable Care Act, federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis are set at no less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly AMP (using a smoothing process). Any reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals may indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. The Affordable Care Act also amends the Medicaid rebate statute to, among other things, increase minimum Medicaid rebates paid by pharmaceutical manufacturers, increase “additional rebates” for new formulations of certain brand name drugs, establish a maximum rebate, and extend rebates to the states for drugs dispensed to individuals who are enrolled in Medicaid managed care organizations. The Affordable Care Act’s redefinition of AMP is expected to, result, in most instances, in a higher AMP. This higher AMP, coupled with the higher minimum Medicaid rebate percentage, is expected to result in increased Medicaid rebate payments by pharmaceutical manufacturers, which could indirectly impact our business. We are currently assessing the potential impact of these provisions on our business. The federal government also could take other actions in the future that impact Medicaid reimbursement and rebate amounts. There can be no assurance that recent or future changes in prescription drug reimbursement policies will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement and related reporting requirements could adversely affect our results of operations.
First DataBank, Inc. and Medi-Span publish drug databases that contain drug information and pricing data. The pricing data includes average wholesale price, or AWP, which is a pricing benchmark widely used to calculate a portion of the Medicaid and Medicare Part D reimbursements payable to pharmacy providers. AWP is also used to establish the pricing of pharmaceuticals to certain of our pharmaceutical distribution customers in Puerto Rico. On September 3, 2009, the Court of Appeals for the First Circuit upheld settlements in class action litigation concerning the calculations of AWP pricing data. Under the settlements, First DataBank, Inc. and Medi-Span reduced to 20% the markup on about 1,400 drugs included in the litigation. The companies also reduced to 20% the markup on all drugs with a mark-up higher than 20% and are expected to stop publishing AWP in 2011. We continue to evaluate the impact that these actions could have on the business of our customers and our business. There can be no assurances that these settlements and related actions will not have an adverse impact on the business of our customers and/or our business.
The Medicare, Medicaid, and SCHIP Extension Act of 2007, among other things, requires CMS to adjust Medicare Part B drug average sales price (“ASP”) calculations to use volume-weighed ASPs based on actual sales volume. This law, which became effective April 1, 2008, has reduced and could continue to reduce Medicare reimbursement rates for some Part B drugs, which may indirectly impact the prices we can charge our customers for pharmaceuticals and result in reductions in our profitability. The reduction in reimbursement rates for Part B drugs particularly affects our ABSG customers, some of whom have moved from private practice to hospital settings. ABSG’s business may be adversely affected in the future by these and other changes in Medicare reimbursement rates for certain pharmaceuticals, including oncology drugs administered by physicians. Since ABSG provides a number of services to or through physicians, this could result in slower growth or lower revenues for ABSG.
Our revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with kidney failure and dialysis, and changes in regulatory and clinical medical guidelines for recommended dosage and use. In addition, the FDA is requiring all erythropoiesis stimulating agents (anemia drugs or ESAs) to be prescribed and used under a “risk evaluation and mitigation strategy” (“REMS”), to ensure the safe use of these drugs and has announced that it is reviewing new clinical study data concerning the possible risks associated with anemia drugs and may take additional action with regard to these drugs. CMS also is reviewing Medicare coverage policy for these drugs for treatment of anemia in adults with chronic kidney disease, and additional reviews are possible in the future. Any further changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues. In addition, beginning in January 1, 2011, CMS is implementing a prospective payment system for Medicare end-stage renal disease (ESRD) services, as mandated by MIPPA, that provides a single bundled payment to dialysis facilities covering most ESRD services, including ESAs (including any oral forms) that are furnished to individuals for the treatment of ESRD. We cannot at this time assess the impact this upcoming payment system will have on our business. Our sales of anemia drugs, including those used in oncology, represented approximately 5% of revenue in fiscal 2010.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) significantly expanded Medicare coverage for outpatient prescription drugs through the new Medicare Part D program. Beginning in 2006, Medicare beneficiaries became eligible to enroll in outpatient prescription drug plans that are offered by private entities and became eligible for varying levels of coverage for outpatient prescription drugs. The Part D Plan program has increased the use of pharmaceuticals in the supply channel, which has a positive impact on our revenues and profitability. MIPPA and the Affordable Care Act both made additional changes to the Part D program. Notably, the Affordable Care Act provides additional assistance to beneficiaries who reach the Part D “coverage gap” (including a manufacturer discount program), mandates additional medication therapy management services, reduces Part D subsidies for certain high-income beneficiaries, and mandates new dispensing techniques for dispensing drugs to long-term care residents to reduce prescription drug waste beginning in 2012. CMS continues to issue regulations and other guidance to implement these statutory changes and further refine Medicare Part D program rules. There can be no assurances that recent and future changes to the Part D program will not have an adverse impact on our business.
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
Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare funding affecting our healthcare provider customer base; consolidation of competitors, suppliers and customers; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding at the state or federal level for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued government and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability.
If we fail to comply with laws and regulations in respect of healthcare fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.
We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud and abuse. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse, and these enforcement authorities were further expanded by the Affordable Care Act. While we believe that we are in compliance with all applicable laws and regulations, many of the regulations applicable to us, including those relating to marketing incentives offered in connection with pharmaceutical sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
The enactment of provincial legislation or regulations in Canada to lower pharmaceutical product pricing and service fees may adversely affect our pharmaceutical distribution business in Canada, including the profitability of that business.
As in the United States, our products and services function within the existing regulatory structure of the healthcare system in Canada. The purchase of pharmaceutical products in Canada is funded in part by the provincial governments, which each regulate the financing and reimbursement of drugs independently. In recent years, like the United States, the Canadian healthcare industry has undergone significant changes in an effort to reduce costs and government spending. For example, in 2006, the Ontario government enacted the Transparent Drug System for Patients Act, which significantly revised the drug distribution system in Ontario. On July 1, 2010, the Ontario government finalized regulatory changes to reform the rules regarding the sale of generic drugs in Ontario to, among other things, reduce costs for taxpayers. These changes include the significant lowering of prices for generic pharmaceuticals in both the public (government-sponsored plans) and private markets and the elimination of professional allowances paid to pharmacists. Changes in generic drug prices also affect the cash values of the percentage mark-ups that may be charged by pharmacies. These reforms may result in lower service fees, cause healthcare industry participants to reduce the amount of products and services they purchase from us or the price they are willing to pay for our products and services. In addition, any fees based on percentage of drug prices will be reduced by any reductions to generic drug prices themselves. Legislation and/or regulations that may lower pharmaceutical product pricing and service fees are reportedly under consideration by some other provinces as well. The legislative changes in Ontario had an immediate impact on Quebec because it requires manufacturers to sell pharmaceuticals to Quebec at the lowest price in Canada. The governments of Alberta and British Columbia have also taken steps to reduce the prices for generic drugs listed on their formularies. We expect continued government and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability in Canada. Revenue from our Canadian operations in fiscal 2010 was less than 2% of our consolidated revenue.

Our business and results of operations could be adversely affected by qui tam litigation.
Violations of various federal and state laws governing the marketing, sale and purchase of pharmaceutical products can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Among other things, such violations can form the basis for qui tam complaints to be filed. The qui tam provisions of both the federal civil False Claims Act and various state civil False Claims Acts authorize a private person, known as a “relator” (i.e. whistleblower), to file civil actions under these federal and state statutes on behalf of the federal and state governments. Under the federal civil False Claims Act and the applicable state civil False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on federal and state government authorities to investigate the allegations and to determine whether or not to intervene in the action. Such cases may involve allegations around the marketing, sale and/or purchase of branded pharmaceutical products and wrongdoing in the marketing, sale and/or purchase of such products. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. Our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and for damages arising from resultant false claims and if government authorities decide to intervene in any such matters and/or we are found liable for all or any portion of violations alleged in any such matters.
A qui tam matter is pending in the United States District Court for the District of Massachusetts (the “Federal District Court Action”) naming Amgen Inc. as well as two business units of AmerisourceBergen Specialty Group, ASD Specialty Healthcare, Inc. (“ASD”), and International Nephrology Network (“INN”), as defendants, as described in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
Under the federal civil False Claims Act and the applicable state civil False Claims Acts, the filing of the original qui tam complaint by the former Amgen employee triggered obligations of federal and certain state government authorities to investigate the allegations and to determine whether or not to intervene in the action. In connection with this investigative process, the Company has received subpoenas for records issued by the United States Attorney’s Office for the Eastern District of New York (the “Department of Justice”). The allegations of the plaintiffs in the Federal District Court Action are within the scope of the Department of Justice’s subpoenas. The Company has been cooperating with the Department of Justice in the inquiry and is producing records in response to the subpoenas.
The Company has learned that there are both prior and subsequent filings in another federal district, including a complaint filed by a former employee of the Company, that are under seal and that involve allegations similar to those in the Federal District Court Action against the same and/or additional subsidiaries or businesses of the Company that are defendants in the Federal District Court Action, including the Company’s group purchasing organization for oncologists and the Company’s oncology distribution business. The Department of Justice’s investigation of the allegations being pursued in the Federal District Court Action appears to include investigation of the allegations contained in some or all of these other filings.
Our business and results of operations could be adversely affected if we are found liable for the violations alleged in the Federal District Court Action and/or if the Department of Justice should elect to intervene in the pending case and/or if there should be any other qui tam cases that arise against us or are pending but yet unsealed, including cases against the same and/or additional subsidiaries or businesses of the Company that are defendants in the Federal District Court action.
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
We have begun to implement an ERP system, which, when completed, will handle the business and financial processes within ABDC’s operations and our corporate and administrative functions, such as: (i) facilitating the purchase and distribution of inventory items from our distribution centers; (ii) receiving, processing, and shipping orders on a timely basis, (iii) managing the accuracy of billings and collections for our customers; (iv) processing payments to our suppliers; and (v) generating financial transactions and information. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process or if the ERP system, and the associated process changes, do not give rise to the benefits that we expect.
Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect our financial reporting systems, our ability to produce financial reports, and/or the effectiveness of our internal controls over financial reporting.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of September 30, 2010, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico), Canada, and the United Kingdom. In the aggregate, our facilities occupy approximately 8.4 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2021.
We lease approximately 154,000 square feet in Chesterbrook, Pennsylvania for our corporate and ABDC headquarters.
We have 26 full-service ABDC wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 53,000 square feet to 310,000 square feet, with an aggregate of approximately 4.7 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Minnesota, New Jersey, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas and Virginia. As of September 30, 2010, ABDC had 8 wholesale pharmaceutical distribution facilities in Canada. Two of these facilities are owned and are located in the provinces of Newfoundland and Ontario. Six of these locations are leased and located in the provinces of Alberta, British Columbia, Nova Scotia, Ontario, and Quebec.
As of September 30, 2010, the Specialty Group’s operations were conducted in 19 locations, two of which are owned, comprising of approximately 1.3 million square feet. The Specialty Group’s largest leased facility consisted of approximately 273,000 square feet. Its headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, Nevada, North Carolina, and Ohio.
As of September 30, 2010, the Packaging Group’s operations in the U.S. consisted of 3 owned facilities and 5 leased facilities totaling approximately 1.3 million square feet. The Packaging Group’s operations in the U.S. are primarily located in the states of Illinois and Ohio. The Packaging Group’s operations in the United Kingdom are located in 8 owned building units and one leased building unit comprising a total of 107,000 square feet.
We consider all of our operating and office properties to be in satisfactory condition.
ITEM 3. LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of our principal executive officers and their ages and positions as of November 15, 2010.

Name	Age	Current Position with the Company
R. David Yost	63	Chief Executive Officer and Director
Steven H. Collis	49	President and Chief Operating Officer
Michael D. DiCandilo	49	Executive Vice President and Chief Financial Officer
June Barry	59	Senior Vice President, Human Resources
John G. Chou	54	Senior Vice President, General Counsel and Secretary
James D. Frary	38	Senior Vice President and President, AmerisourceBergen Specialty Distribution and Services
Unless indicated to the contrary, the business experience summaries provided below for our executive officers describe positions held by the named individuals during the last five years.
Mr. Yost has been Chief Executive Officer and a Director of the Company since August 2001 and was President of the Company until October 2002. He again assumed the position of President of the Company in September 2007 until November 2010. He was Chief Executive Officer of AmeriSource Health Corporation from May 1997 until August 2001 and Chairman of the Board of AmeriSource from December 2000 until August 2001. Mr. Yost has been employed by the Company or one of its predecessors for 36 years.
Mr. Collis has been President and Chief Operating Officer of the Company since November 2010. He served as Executive Vice President and President of AmerisourceBergen Drug Corporation from September 2009 to November 2010. He was Executive Vice President and President of AmerisourceBergen Specialty Group from September 2007 to September 2009 and was Senior Vice President of the Company and President of AmerisourceBergen Specialty Group from August 2001 to September 2007. Mr. Collis has been employed by the Company or one of its predecessors for 16 years.
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
Ms. Barry joined the Company in February 2010 as Senior Vice President, Human Resources. Prior to joining the Company, she was the Senior Vice President of Human Resources for TD Bank, N.A., from 2006 to 2010.
Mr. Chou was named Senior Vice President and General Counsel of the Company in January 2007. He has served as Secretary of the Company since February 2006. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 8 years.
Mr. Frary was named Senior Vice President and President, AmerisourceBergen Specialty Distribution and Services in April 2010. He was Regional Vice President, East Region, of AmerisourceBergen Drug Corporation from October 2007 to April 2010, and Associate Regional Vice President, East Region, from May 2007 to September 2007. Before joining the Company, Mr. Frary was a Principal in Mercer Management Consulting’s Strategy Group.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “ABC.” As of October 31, 2010, there were 3,815 record holders of the Company’s common stock. The following table sets forth the high and low closing sale prices of the Company’s common stock for the periods indicated.
PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2010
First Quarter	$26.41	$21.62
Second Quarter	$29.29	$25.77
Third Quarter	$32.88	$28.59
Fourth Quarter	$32.79	$27.28
Fiscal Year Ended September 30, 2009
First Quarter	$18.50	$13.74
Second Quarter	$19.38	$14.10
Third Quarter	$18.93	$16.26
Fourth Quarter	$22.38	$17.72
On June 15, 2009, the Company effected a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split occurred in the form of a stock dividend, where each stockholder received one additional share for each share owned. The stock dividend was payable to stockholders of record at the close of business on May 29, 2009.
On November 13, 2008, the Company’s board of directors increased the quarterly dividend by 33% and declared a cash dividend of $0.05 per share. During the first three quarters of the fiscal year ended September 30, 2009, the Company paid quarterly cash dividends of $0.05 per share. During the fourth quarter of the fiscal year ended September 30, 2009, the Company increased the quarterly cash dividend by 20% and paid a quarterly cash dividend of $0.06 per share. On November 12, 2009, our board of directors increased the quarterly dividend by 33% from $0.06 per share to $0.08 per share. On November 11, 2010, our board of directors increased the quarterly dividend by 25% from $0.08 per share to $0.10 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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

ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2010.

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs	Programs
October 1 to October 31	—	$—	—	$68,083,237
November 1 to November 30	2,415,644	$24.49	2,415,217	$508,926,919
December 1 to December 31	3,385,450	$25.21	3,385,450	$423,567,908
January 1 to January 31	1,654,827	$25.93	1,654,827	$380,658,677
February 1 to February 28	2,326,638	$27.00	2,213,035	$320,950,633
March 1 to March 31	282,000	$27.92	282,000	$313,078,127
April 1 to April 30	—	$—	—	$313,078,127
May 1 to May 31	3,109,600	$30.54	3,109,600	$218,096,891
June 1 to June 30	—	$—	—	$218,096,891
July 1 to July 31	2,476,997	$29.25	2,476,997	$145,643,283
August 1 to August 31	1,639,960	$29.00	1,639,960	$98,085,127
September 1 to September 30	—	$—	—	$598,085,127

Total	17,291,116	$27.36	17,177,086

(a)
In November 2008, the Company announced a program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2009, the Company purchased 23.3 million shares under this program for $431.9 million. During the fiscal year ended September 30, 2010, the Company purchased 2.8 million shares for $68.1 million to complete this program.

(b)
In November 2009, the Company announced a program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2010, the Company purchased 14.4 million shares for $401.9 million under the program.

(c)	In September 2010, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions.

(d)	Employees surrendered 114,030 shares and 130,221 shares during the fiscal years ended September 30, 2010 and 2009, respectively, to meet tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company’s five year cumulative total stockholder returns relative to the performance of an index of peer companies selected by the Company and of the Standard and Poor’s 500 Composite Stock Index from the market close on September 30, 2005 to September 30, 2010. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2005. The points on the graph represent fiscal year-end index levels based on the last trading day in each fiscal quarter. The historical prices of the Company’s common stock reflect the downward adjustment of approximately 3% that was made by the NYSE in all of the historical prices to reflect the July 2007 divestiture of Long-Term Care. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: Cardinal Health, Inc. and McKesson Corporation.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 22. On June 15, 2009 and December 28, 2005, the Company effected two-for-one stock splits of its outstanding shares of common stock in the form of a 100% stock dividend. All applicable share and per-share amounts were retroactively adjusted to reflect these stock splits.

	As of or for the Fiscal Year Ended September 30,
	2010(a)	2009(b)	2008(c)	2007(d)	2006(e)
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$77,953,979	$71,759,990	$70,189,733	$65,672,072	$60,812,421
Gross profit	2,356,642	2,100,075	2,047,002	2,219,059	2,121,616
Operating expenses	1,253,007	1,216,326	1,219,141	1,430,322	1,428,732
Operating income	1,103,635	883,749	827,861	788,737	692,884
Interest expense, net	72,494	58,307	64,496	32,244	12,464
Income from continuing operations	636,748	511,852	469,064	474,803	434,463
Net income	636,748	503,397	250,559	469,167	467,714
Earnings per share from continuing operations — diluted	$2.22	$1.69	$1.44	$1.26	$1.05
Earnings per share — diluted	$2.22	$1.66	$0.77	$1.25	$1.13
Cash dividends declared per common share	$0.32	$0.21	$0.15	$0.10	$0.05
Weighted average common shares outstanding — diluted	287,246	302,754	324,920	375,772	414,892
Balance Sheet Data:
Cash and cash equivalents	$1,658,182	$1,009,368	$878,114	$640,204	$1,261,268
Short-term investment securities available for sale	—	—	—	467,419	67,840
Accounts receivable, net	3,827,484	3,916,509	3,480,267	3,415,772	3,364,806
Merchandise inventories	5,210,098	4,972,820	4,211,775	4,097,811	4,418,717
Property and equipment, net	711,712	619,238	552,159	493,647	497,959
Total assets	14,434,843	13,572,740	12,217,786	12,310,064	12,783,920
Accounts payable	8,833,285	8,517,162	7,326,580	6,964,594	6,474,210
Long-term debt, including current portion	1,343,580	1,178,001	1,189,131	1,227,553	1,095,491
Stockholders’ equity	2,954,297	2,716,469	2,710,045	3,099,720	4,141,157
Total liabilities and stockholders’ equity	$14,434,843	$13,572,740	$12,217,786	$12,310,064	$12,783,920

(a)
Includes a $2.7 million litigation gain, net of income tax expense of $1.7 million, intangible asset impairment charges of $2.0 million, net of income tax benefit of $1.2 million, and a $12.8 million gain from antitrust litigation settlements, net of income tax expense of $7.9 million.

(b)
Includes $3.4 million of facility consolidations, employee severance and other costs, net of income tax benefit of $2.0 million, intangible asset impairment charges of $7.3 million, net of income tax benefit of $4.5 million, and an influenza vaccine inventory write-down of $9.6 million, net of income tax benefit of $5.9 million.

(c)
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

(d)
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

(e)
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
In October 2008, we completed the divestiture of our former workers’ compensation business, PMSI. We classified PMSI’s operating results as discontinued in the consolidated financial statements for all periods presented.
Pharmaceutical Distribution
Our operations are comprised of one reportable segment, Pharmaceutical Distribution. The Pharmaceutical Distribution reportable segment represents the consolidated operating results of the Company and is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), and AmerisourceBergen Packaging Group (“ABPG”). Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.
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
ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals and vaccines. In addition, through its specialty services businesses, ABSG provides drug commercialization services, third party logistics, reimbursement consulting, data analytics, and outcomes research, and other services for biotech and other pharmaceutical manufacturers, as well as practice management, and group purchasing services for physician practices. Beginning in fiscal 2011, certain specialty service businesses within ABSG will be combined to form the operations of AmerisourceBergen Consulting Services (“ABCS”). These businesses will principally provide drug commercialization services, reimbursement consulting, data analytics, and outcomes research. ABCS revenue in fiscal 2010 was less than 1% of our consolidated revenue.
ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contract packaging services for pharmaceutical manufacturers and has recently entered the clinical trials packaging service business. Brecon is a United Kingdom-based provider of contract packaging and clinical trials materials services for pharmaceutical manufacturers.
Prior to October 1, 2009, management considered gains on antitrust litigation settlements and costs related to facility consolidations, employee severance and other, to be reconciling items between the operating results of Pharmaceutical Distribution and the Company. Certain reclassifications have been made to prior year amounts within this Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to conform to the current year presentation.

AmerisourceBergen Corporation
Summary Financial Information

				2010	2009
				vs.	vs.
	Fiscal Year Ended September 30,			2009	2008
(dollars in thousands)	2010	2009	2008	Change	Change

Revenue	$77,953,979	$71,759,990	$70,189,733	9%	2%

Gross profit	$2,356,642	$2,100,075	$2,047,002	12%	3%

Operating income	$1,103,635	$883,749	$827,861	25%	7%

Percentages of revenue:
Gross profit	3.02%	2.93%	2.92%
Operating expenses	1.61%	1.69%	1.74%
Operating income	1.42%	1.23%	1.18%
Year ended September 30, 2010 compared with Year ended September 30, 2009
Operating Results
Revenue of $78.0 billion in fiscal 2010, which included bulk deliveries to customer warehouses, increased 8.6% from the prior fiscal year. The increase in revenue was due to the 10% growth of ABDC and the 5% growth of ABSG. During fiscal 2010, 70% of revenue was from sales to institutional customers and 30% was sales to retail customers; this compared to a customer mix in fiscal 2009 of 69% institutional and 31% retail. Sales to institutional customers increased 10% in the current fiscal year and sales to retail customers increased 6% in the current fiscal year.
ABDC’s revenue in fiscal 2010 increased by 10% from the prior fiscal year due to overall pharmaceutical market growth; revenue from our new customers, primarily the new buying group customers with which we started doing business in March and April of 2009 and a new alternate site customer which we added in August 2009 (collectively representing approximately 4% of ABDC’s revenue growth in fiscal 2010); and the above market growth of a few of our largest customers.
ABSG’s revenue in fiscal 2010 of $16.3 billion increased 5% from the prior fiscal year due to growth of its distribution businesses, primarily relating to the distribution of nephrology and blood products and its third party logistics business. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower or reduced growth in revenues.
We currently expect to grow our revenues between 2% and 4% in fiscal 2011. Our estimated revenue growth in fiscal 2011 reflects the growth rate of the overall pharmaceutical market and the September 2010 discontinuance of our contract with an ABSG third party logistics customer that has transitioned to a direct manufacturer distribution model. This customer loss will impact our revenue growth and ABSG’s revenue growth in fiscal 2011 by approximately 1% and 5%, respectively. Our expected growth reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part by the increased use of lower-priced generics. Our growth also may be impacted, among other things, by industry competition and changes in customer mix. Industry sales in the United States as recently estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow annually between 2% and 5% through 2014. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in Federal government rules and regulations.

Gross profit of $2.4 billion in fiscal 2010 increased by $256.6 million or 12% from the prior fiscal year. This increase was in large part attributable to our revenue growth, the continued strong growth and profitability of our generic programs (with generic revenue increasing by 17% in comparison to the prior fiscal year) and increased contributions from fee-for-service agreements with brand name pharmaceutical manufacturers. In August 2009, a generic oncology drug, Oxaliplatin, was introduced (launched) and ABSG’s gross profit significantly benefited from this generic launch in fiscal 2010. The gross profit benefit that we continue to receive from this generic launch significantly exceeds the typical benefit we have experienced in the past from generic launches. Approximately one-third of the gross profit increase for fiscal 2010 was derived from this new generic product launch. While we expect an increase in the number of brand to generic conversions in the future, the amount of gross profit attributable to each generic launch can vary significantly depending on the individual characteristics of each new product. As a result, generic launches can cause significant variability in our results of operations. There can be no assurance that future generic launches will contribute as significantly to our gross profit as they did in fiscal 2010. Additionally, in fiscal 2010, we recognized a gain of $20.7 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction to cost of goods sold. We are unable to estimate future gains, if any, we will recognize as a result of antitrust settlements (see Note 13 of the Notes to the Consolidated Financial Statements). Lastly, in fiscal 2010, we completed a reconciliation with one of our generic suppliers relating to rebate incentives owed to us. Our gross profit benefited by approximately $12 million in fiscal 2010 as a result of having completed this reconciliation.
As a percentage of revenue, our gross profit margin of 3.02% in fiscal 2010 improved by 9 basis points from the prior fiscal year due to the strong growth and profitability of our generic programs, including new and recent generic launches, and increased contributions from fee-for-service agreements with brand name pharmaceutical manufacturers. Additionally, the gain on antitrust litigation settlements, as noted above, had the effect of increasing our gross profit margin by 2 basis points in fiscal 2010. All of these factors more than offset the above market growth of some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins.
Our cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory, quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. We recorded a LIFO charge of $30.2 million and $15.1 million in fiscal 2010 and 2009, respectively. The increase in our LIFO charge reflects strong brand name price inflation and a year-over-year reduction in generic price deflation.
Operating expenses of $1.3 billion in fiscal 2010 increased by $36.7 million or 3% from the prior fiscal year due to an increase in bad debt expense of $11.3 million primarily relating to physician customers within ABSG’s oncology business, an increase in incentive compensation, an increase in depreciation and amortization of $7.6 million, and additional expenses incurred relating to our Business Transformation project, which includes a new enterprise resource planning (“ERP”) platform. The above increases were offset, in part, by a $9.9 million reduction in facility consolidations, employee severance and other costs and a $4.7 million reduction in asset impairment charges. Asset impairment charges in the current fiscal year included a write-off of capitalized software of $6.7 million (included within distribution, selling and administrative expenses) and intangible asset impairment charges of $3.2 million. Asset impairment charges in the prior fiscal year included intangible asset impairment charges of $11.8 million and the write-off of capitalized software of $2.8 million (included within distribution, selling and administrative expenses). As a percentage of revenue, operating expenses were 1.61% in fiscal 2010 and represented a significant 8 basis point decline in our operating expense ratio from the prior fiscal year, reflecting our strong operating leverage particularly within ABDC as its operating expenses remained relatively flat in fiscal 2010 in comparison to the prior fiscal year, despite its 10% revenue growth. Our operating leverage has benefited from significant productivity increases achieved from our highly automated distribution facilities and our cE2 initiative, as described below.

In July 2010 and October 2010, we implemented the first and second phases of our new ERP platform. As a result, we started to depreciate a significant portion of our capitalized project costs in the fourth quarter of fiscal 2010. Additionally, we started to incur other significant costs to support our new ERP platform as we have begun the transition from our legacy information systems to our ERP platform. This transition is expected to last through the end of 2012. The incremental costs of maintaining dual information technology platforms, including depreciation, are expected to be approximately $40 million per year during the transition period. We intend to mitigate the impact of these incremental costs by reducing expenses elsewhere, but there can be no assurance that we will be able to do so.
In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we reduced various operating costs and terminated certain positions. In fiscal 2009, we terminated 197 employees and incurred $3.1 million of employee severance costs relating to our cE2 initiative. Additionally, in fiscal 2009, we recorded $2.2 million of expense to increase our liability relating to the Bergen Brunswig Matter as described in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements. In fiscal 2010, we reversed our remaining $4.4 million liability relating to this matter.
Operating income of $1.1 billion in fiscal 2010 increased $219.9 million or 25% from the prior fiscal year due to the increase in our gross profit. As a percentage of revenue, operating income increased 19 basis points to 1.42% in fiscal 2010 due to the increase in our gross profit margin and the decrease in our operating expense ratio.
The net impact of the gain on antitrust litigation settlements, the benefit from facility consolidations, employee severance and other, and the intangible asset impairments increased operating income as a percentage of revenue by 3 basis points in fiscal 2010. The costs of facility consolidations, employee severance and other, and the intangible asset impairments decreased operating income as a percentage of revenue by 2 basis points in fiscal 2009.
Interest expense, interest income, and their respective weighted average interest rates in fiscal 2010 and 2009 were as follows (in thousands):

	2010		2009
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$74,805	5.19%	$63,502	4.88%
Interest income	(2,311)	0.21%	(5,195)	0.85%

Interest expense, net	$72,494		$58,307

Interest expense increased from the prior fiscal year due to an increase of $183.2 million in average borrowings, offset in part, by an increase in interest costs capitalized relating to our Business Transformation project and a decrease in the weighted-average variable interest rate on borrowings under our revolving credit facilities to 1.71% from 2.08% in the prior fiscal year. Interest costs capitalized in fiscal 2010 and 2009 were $6.6 million and $2.9 million, respectively. We expect to capitalize significantly less interest costs related to our Business Transformation project in fiscal 2011, since we began to implement our new ERP platform in the fourth quarter of fiscal 2010. Interest income decreased from the prior fiscal year primarily due to a decrease in the weighted average interest rate, offset in part, by an increase in average invested cash of $578.3 million.
Average borrowings increased in fiscal 2010 resulting from the November 2009 issuance of $400 million of new 10-year senior notes, offset in part, by the repayment of substantially all amounts then outstanding under out multi-currency revolving credit facility (both described in Liquidity and Capital Resources).
Our net interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments and/or renewals to our current borrowing facilities, and strategic decisions to deploy our invested cash.
Income taxes in fiscal 2010 reflect an effective income tax rate of 38.0%, compared to 37.9% in the prior fiscal year. Due to the impact of discrete tax events, we were able to recognize certain federal and state tax benefits in fiscal 2010 and 2009, thereby reducing our effective tax rate from a normalized 38.4%.
Income from continuing operations of $636.7 million in fiscal 2010 increased 24% from $511.9 million in the prior fiscal year primarily due to the increase in operating income. Diluted earnings per share from continuing operations of $2.22 in fiscal 2010 increased 31% from $1.69 per share in the prior fiscal year. The difference between diluted earnings per share growth and the increase in income from continuing operations was primarily due to the 5% reduction in weighted average common shares outstanding, primarily from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.

Year ended September 30, 2009 compared with Year ended September 30, 2008
Operating Results
Revenue of $71.8 billion in fiscal 2009 increased 2% from the prior fiscal year. This increase was due to the 7% growth of ABSG and the 1.8% growth of ABDC, which was impacted by the July 1, 2008 loss of certain business (approximately $3 billion on an annualized basis) with a national retail drug chain customer. Excluding the loss of the above-mentioned business, revenue in fiscal 2009 would have increased by 5% from the prior fiscal year. During fiscal 2009 and 2008, 69% of revenue was from sales to institutional customers and 31% was from sales to retail customers. Sales to institutional customers increased 3% primarily due to the growth of ABSG and the addition of a new large hospital buying group customer. Sales to retail customers decreased slightly in the current fiscal year as the loss of the above mentioned national chain business was offset, in part, by market growth and the addition of a new large independent retail buying group customer.
ABDC’s revenue in fiscal 2009 increased by 1.8% from the prior fiscal year, primarily due to revenue from two new large customers, and was partially offset by the loss of certain business with a large retail drug chain customer, as mentioned above.
ABSG’s revenue in fiscal 2009 of $15.6 billion increased 7% from the prior fiscal year due to good growth broadly across its distribution and service businesses offset, in part, by declining anemia drug sales (see paragraph below). The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.
Revenue related to the distribution of anemia-related products, which represented 5% of revenue in fiscal 2009, decreased approximately 7% from the prior fiscal year. The decline in sales of anemia-related products has been most pronounced in the use of these products for cancer treatment. Sales of oncology anemia-related products represented approximately 1.8% of total revenue in fiscal 2009 and decreased approximately 25% from the prior fiscal year. Several developments contributed to the decline in sales of anemia drugs, including expanded warning and other product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with undergoing dialysis or experiencing kidney failure, and changes in regulatory and clinical medical guidelines for recommended dosage and use. As a result, oncology-related anemia drug sales declined further in fiscal 2009 from our fiscal 2008 total.
Gross profit of $2.1 billion in fiscal 2009 increased by $53.1 million or 3% from the prior fiscal year. This increase was primarily due to the strong growth and increased profitability of our generic programs, including specialty generics (with generic revenue increasing by 15% in comparison to the prior fiscal year), increased contributions from our fee-for-service agreements (including $10.2 million of fees relating to prior period sales resulting from the execution of new agreements in the quarter ended December 31, 2008), and good growth from ABSG’s businesses, all of which was offset, in part, by ABSG’s $15.5 million write-down of influenza vaccine inventory in the December 2008 quarter, and normal competitive pressures on customer margins in the current fiscal year. Gross profit in fiscal 2009 benefited from a settlement of $1.8 million with a former customer. Gross profit in the prior fiscal year benefited from a gain of $13.2 million relating to favorable litigation settlements with a former customer and a major competitor, and an $8.6 million settlement of disputed fees with a supplier, and was partially offset by an $8.4 million inventory write-down of certain pharmacy equipment. Additionally, in the prior fiscal year, we recognized a gain of $3.5 million from antitrust litigation settlements with pharmaceutical manufacturers. As a percentage of revenue, gross profit in fiscal 2009 was 2.93%, an increase of 1 basis point from the prior fiscal year.
We recorded a LIFO charge of $15.1 million and $21.1 million in fiscal 2009 and 2008, respectively. The fiscal 2009 and 2008 LIFO charges reflect brand name supplier price inflation, which more than offset price deflation of generic drugs.
Operating expenses of $1.2 billion in fiscal 2009 declined by nearly $3.0 million when compared to the prior fiscal year as a decrease in facility consolidations, employee severance and other charges of $7.0 million, a decrease in depreciation and amortization expenses of $3.2 million, and a decrease in asset impairment charges of $1.5 million were offset, in part, by an increase in bad debt expense of $4.2 million. Asset impairment charges in fiscal 2009 included intangible asset impairment charges of $11.8 million and the write-off of certain capitalized software totaling $2.8 million (included within distribution, selling and administrative expenses). Asset impairment charges in fiscal 2008 included intangible asset impairment charges of $5.3 million related to certain of our smaller business units and impairment charges related to capitalized equipment and software development costs totaling $10.8 million (included within distribution, selling and administrative expenses), primarily due to ABDC’s decision to abandon the use of certain software, which will be replaced in connection with our Business Transformation project. Additionally, expenses incurred in fiscal 2009 in connection with our Business Transformation project increased by $13.8 million from the prior fiscal year. As a result of our cE2 initiative described below, we were able to substantially offset these incremental costs by reducing our warehouse operating costs through continuing productivity improvements and by streamlining our organizational structures within ABDC and ABSG. As a percentage of revenue, operating expenses were 1.69% and 1.74% in fiscal 2009 and 2008 respectively.

The following table illustrates the charges incurred relating to facility consolidations, employee severance and other for the fiscal years ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Facility consolidations and employee severance	$5,406	$9,741
Costs relating to business divestitures	—	2,636

Total facility consolidations, employee severance and other	$5,406	$12,377

In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we reduced various operating costs and terminated certain positions. During fiscal 2009 and 2008, we terminated 197 and 130 employees and incurred $3.1 million and $10.0 million of employee severance costs, respectively, relating to our cE2 initiative. Additionally, in fiscal 2009, we recorded $2.2 million of additional expense relating to the Bergen Brunswig Matter as described in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements. In fiscal 2008, we reversed $1.0 million of employee severance charges previously estimated and recorded relating to a prior integration plan. Costs related to business divestitures in fiscal 2008 related to the sale of our former workers’ compensation business, PMSI.
Operating income of $883.7 million in fiscal 2009 increased 7% from the prior fiscal year primarily due to the increase in gross profit. As a percentage of revenue, operating income of 1.23% in fiscal 2009 increased 5 basis points from the prior fiscal year due to the 2% increase in revenue while operating expense dollars remained relatively flat.
The costs of facility consolidations, employee severance and other, and the charges relating to intangible asset impairments, less the gain on antitrust litigation settlements had the effect of decreasing operating income as a percentage of revenue by 2 basis points in each of fiscal 2009 and 2008.
Interest expense, interest income, and their respective weighted average interest rates in fiscal 2009 and 2008 were as follows (in thousands):

	2009		2008
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$63,502	4.88%	$75,099	5.48%
Interest income	(5,195)	0.85%	(10,603)	3.33%

Interest expense, net	$58,307		$64,496

Interest expense decreased from the prior fiscal year due to a decrease of $90.4 million in average borrowings and a decrease in the weighted—average interest rate on borrowings under our revolving credit facilities to 2.08% from 4.77% in the prior fiscal year. Interest income decreased from the prior fiscal year primarily due to a decline in the weighted—average interest rate, offset in part, by an increase in average invested cash of $218.5 million.
Income taxes in fiscal 2009 reflect an effective income tax rate of 37.9%, versus 38.4% in the prior fiscal year. Due to the impact of discrete tax events, we were able to recognize certain federal and state tax benefits in fiscal 2009, thereby reducing our effective tax rate from the prior fiscal year.
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
Critical Accounting Policies and Estimates
Critical accounting policies are those policies which involve accounting estimates and assumptions that can have a material impact on our financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management’s judgment. Actual results may differ from these estimates due to uncertainties inherent in such estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For a complete list of significant accounting policies, see Note 1 of Notes to the Consolidated Financial Statements.
Allowance for Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers’ financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2010, 2009 and 2008 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.
Bad debt expense for the fiscal years ended September 30, 2010, 2009, and 2008 was $43.1 million, $31.8 million, and $27.6 million respectively. An increase or decrease of 0.1% in the 2010 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $3.9 million.
Supplier Reserves
We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on the judgment of management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2010 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $8.8 million. The ultimate outcome of any outstanding claim may be different from our estimate.
Loss Contingencies
An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events. We regularly review loss contingencies to determine the adequacy of our accruals and related disclosures. The amount of the actual loss may differ significantly from these estimates.
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 78% and 75% of our inventories at September 30, 2010 and 2009, respectively, has been determined using the last-in, first-out (“LIFO”) method. If we had used the first-in, first-out (“FIFO”) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $221.3 million and $191.1 higher than the amounts reported at September 30, 2010 and 2009, respectively. We recorded a LIFO charge of $30.2 million, $15.1 million, and $21.1 million in fiscal 2010, 2009, and 2008 respectively.

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
Goodwill and Intangible Assets
Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements, patents and software technology, are amortized over their estimated useful lives.
In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of our reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. We are required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of our market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. In fiscal 2009, due to the existence of impairment indicators at U.S. Bioservices, a specialty pharmacy company within the Company’s Specialty Group, we performed an impairment test on the pharmacy’s trade name as of June 30, 2009, which resulted in an impairment charge of $8.9 million. In fiscal 2008, our PMSI business unit (which we sold in fiscal 2009) experienced certain customer losses and learned that it would lose its largest customer at the end of calendar 2008. As a result, and after considering other factors, we committed to a plan to divest PMSI. We performed an interim impairment test of our PMSI reporting unit and determined that its goodwill was impaired. Therefore, PMSI wrote-off the carrying value of its goodwill of $199.1 million. In addition, we also recognized charges of $26.7 million to record the estimated loss on the sale of PMSI (see Note 3 of the Notes to the Consolidated Financial Statements). We completed our required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2010 and 2009 and, as a result, recorded $2.5 million and $1.6 million of impairment charges, respectively. Our estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.
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
We believe that our estimates for the valuation allowances against deferred tax assets and the amount of benefits recognized in our financial statements for uncertain tax positions are appropriate based on current facts and circumstances. However, others applying reasonable judgment to the same facts and circumstances could develop a different estimate and the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income from continuing operations before income taxes would have caused income tax expense to change by $10.3 million in fiscal 2010.

Liquidity and Capital Resources
The following table illustrates our debt structure at September 30, 2010, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability
Fixed-Rate Debt:
$392,326, 5 5/8% senior notes due 2012	$391,682	$—
$500,000, 5 7/8% senior notes due 2015	498,568	—
$400,000, 4 7/8% senior notes due 2019	396,915	—
Other	508	—

Total fixed-rate debt	1,287,673	—

Variable-Rate Debt:
Blanco revolving credit facility due 2011	55,000	—
Multi-currency revolving credit facility due 2011	907	682,407
Receivables securitization facility due 2011	—	700,000
Other	—	1,572

Total variable-rate debt	55,907	1,383,979

Total debt, including current portion	$1,343,580	$1,383,979

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.
We have a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (32 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2010). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points of the total commitment (8 basis points at September 30, 2010). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
We have a $700 million receivables securitization facility (“Receivables Securitization Facility”). In April 2010, we amended this facility, which now expires in April 2011. We continue to have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a commitment fee to maintain the availability under the Receivables Securitization Facility. In connection with the April 2010 commitment, the program fee and commitment fee were reduced to 125 basis points and 60 basis points, respectively. At September 30, 2010, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility. In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. We use the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources.
In fiscal 2011, we will seek to renew the Multi-Currency Revolving Credit Facility and the Receivables Securitization Facility at available market rates, which may be higher than the rates currently available to us.

In April 2010, we amended the $55 million Blanco revolving credit facility, (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2011. Borrowings under the Blanco Credit Facility are guaranteed by us. Interest on borrowings under this facility continues to be 200 basis points over LIBOR. The Blanco Credit Facility is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2010 because we have the ability and intent to refinance it on a long-term basis.
We have $392.3 million of 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), $500 million of 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), and $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of the principal amount and have an effective yield of 5.71% and 5.94%, respectively. The 2019 Notes were sold in November 2009 at 99.174% of the principal amount and have an effective yield of 4.98%. Interest on the 2012 Notes, the 2015 Notes, and the 2019 Notes is payable semiannually in arrears. All of the senior notes rank pari passu to the Multi-Currency Revolving Credit Facility.
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
Our primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new enterprise resource planning platform) and routine growth and expansion through new business opportunities. In November 2009, our board of directors approved a program authorizing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. We purchased $470.0 million (excluding broker fees) of our common stock in fiscal 2010, of which $68.1 million was purchased to close out our prior November 2008 share repurchase program and $401.9 million was purchased under the November 2009 share repurchase program. As of September 30, 2010, we had $98.1 million of availability remaining on the November 2009 share repurchase program. In September 2010, our board of directors approved a new program authorizing us to purchase up to an additional $500 million of our outstanding shares of common stock, subject to market conditions, all of which was available for purchase as of September 30, 2010. We currently expect to purchase approximately $400 million of our common stock in fiscal 2011, subject to market conditions. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at September 30, 2010 (in thousands):

	Payments Due by Period
		Within 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Debt, including interest payments	$1,726,048	$127,370	$513,178	$597,750	$487,750
Operating leases	229,156	50,278	67,260	46,455	65,163
Other commitments	382,905	164,346	176,276	42,283	—

Total	$2,338,109	$341,994	$756,714	$686,488	$552,913

The $55 million Blanco Credit Facility, which expires in April 2011, is included in the “Within 1 year” column in the above table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2010 because we have the ability and intent to refinance it on a long-term basis.
We have commitments to purchase product from influenza vaccine manufacturers for the 2010/2011 flu season. In our current fiscal year, we reduced our commitment to only the 2010/2011 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements, as amended, will be approximately $27.4 million as of September 30, 2010. These influenza vaccine commitments are included in “Other commitments” in the above table.

We have commitments to purchase blood products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $209.5 million as of September 30, 2010. These blood product commitments are included in “Other commitments” in the above table.
We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities including assistance with the implementation of our new enterprise resource planning (“ERP”) platform. The remaining commitment under our ten-year arrangement, as amended, which expires in June 2015, is approximately $136.8 million as of September 30, 2010 and is included in “Other commitments” in the above table.
Our liability for uncertain tax positions was $55.9 million (including interest and penalties) as of September 30, 2010. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.
During fiscal 2010, our operating activities provided $1,108.6 million of cash as compared to cash provided of $783.8 million in the prior fiscal year. Net cash provided by operating activities in fiscal 2010 was principally the result of net income of $636.7 million, non-cash items of $280.0 million, an increase in accounts payable, accrued expenses and income taxes of $385.4 million, and a decrease in accounts receivable of $61.2 million, offset, in part, by an increase in merchandise inventories of $243.0 million. Non-cash items included the provision for deferred income taxes of $85.5 million, which primarily related to tax deductions associated with merchandise inventories. Despite the 9% increase in revenue in fiscal 2010, accounts receivable at September 30, 2010 decreased by 2% from September 30, 2009 as the average number of days sales outstanding during fiscal 2010 decreased by nearly one day to 17.3 days from the prior fiscal year, reflecting improved cash collection efforts, favorable customer mix, and timing of customer receipts. Our inventory and accounts payable balances at September 30, 2010 were 5% higher and 4% higher, respectively, than those balances at September 30, 2009. These increases were largely attributed to the growth in our business in fiscal 2010. However, the increases were lower than our revenue growth in fiscal 2010 because our inventory and accounts payable balances at September 30, 2009 were higher than normal as we made inventory purchases of approximately $400 million in the month of September 2009, primarily relating to purchases of the generic oncology drug launched in August 2009 and purchases made in advance of a manufacturer’s temporary plant shutdown in connection with its facility consolidation efforts. The average number of inventory days on hand in fiscal 2010 was consistent with the prior fiscal year. The number of average days payable outstanding in fiscal 2010 increased to 33.6 days from 32.8 days in the prior fiscal year. This increase was primarily due to timing of payments to our suppliers and a change in product mix to more generic pharmaceuticals which generally have more favorable payment terms. Operating cash uses during fiscal 2010 included $63.8 million in interest payments and $257.8 million of income tax payments, net of refunds.
During fiscal 2009, our operating activities provided $783.8 million of cash as compared to cash provided of $737.1 million in the prior fiscal year. Net cash provided by operating activities during fiscal 2009 was principally the result of income from continuing operations of $511.9 million, non-cash items of $254.0 million, and an increase in accounts payable, accrued expense and income taxes of $1,259.6 million, offset, in part, by an increase in merchandise inventories of $765.0 million and an increase in accounts receivable of $457.8 million. Non-cash items included the provision for deferred income taxes of $84.3 million, which primarily related to income tax deductions associated with merchandise inventories. The increase in accounts receivable, merchandise inventories and accounts payable, accrued expenses and income taxes all principally related to our 12% revenue growth in the month of September 2009 in comparison to the prior year month. Additionally, our merchandise inventory and related accounts payable balances were also impacted by inventory purchases of approximately $400 million in the month of September 2009, primarily relating to the purchase of generic products due to a recent product launch and purchases made in advance of a manufacturer’s temporary plant shut-down in connection with its facility consolidation efforts. The average number of days sales outstanding in fiscal 2009 decreased to 18.1 days from 18.7 days in fiscal 2008 primarily due to favorable customer mix within ABDC. The number of average inventory days on hand in fiscal 2009 and 2008 was consistent at 25 days. Additionally, the number of average days payable outstanding in fiscal 2009 and 2008 was relatively consistent at 32.8 days and 32.6 days, respectively. Operating cash uses during fiscal 2009 included $56.9 million in interest payments and $192.9 million of income tax payments, net of refunds.
Operating cash uses during fiscal 2008 included $68.5 million in interest payments and $262.9 million of income tax payments, net of refunds.

Capital expenditures in fiscal 2010, 2009 and 2008 were $184.6 million, $145.8 million, and $137.3 million, respectively. We currently expect to spend approximately $150 million for capital expenditures during fiscal 2011. Our most significant capital expenditures in fiscal 2010 and 2009 related principally to our Business Transformation project, which includes a new ERP platform that we have begun to implement in ABDC and our corporate office. Other capital expenditures in fiscal 2010 included various enhancements made to our other business units’ information and customer-related technology systems. Capital expenditures in fiscal 2008 related principally to improving our information technology infrastructure, which included a significant purchase of software relating to our Business Transformation project, the expansion of our ABPG production facility in Rockford, Illinois, and investments in warehouse expansions and improvements.
In May 2009, we acquired Innomar, a Canadian specialty pharmaceutical services company, for a purchase price of $13.4 million, net of a working capital adjustment.
In October 2008, we sold PMSI for approximately $31 million, net of a final working capital adjustment. We received cash totaling $11.9 million and a $19 million subordinated note due from PMSI on the fifth anniversary of the closing date. In October 2010, we received $4 million of the total $19 million note due from PMSI as it achieved certain revenue targets with respect to its largest customer.
In October 2007, we purchased Bellco, a privately held New York distributor of branded and generic pharmaceuticals, for a purchase price of $162.2 million, net of cash acquired.
Net cash provided by investing activities in fiscal 2008 included purchases and sales of short-term investment securities. Net purchases relating to these investment activities in fiscal 2008 were $467.4 million. These short-term investment securities primarily consisted of commercial paper and tax-exempt variable rate demand notes used to maximize our after tax interest income. We did not have any purchases or sales of short-term investment securities during fiscal 2010 and 2009.
Net cash used in financing activities in fiscal 2010 included $396.7 million of proceeds received related to the November 2009 issuance of our 2019 Notes and net repayments of $226.0 million under our revolving and securitization credit facilities. Additionally, $7.7 million of discretionary long-term debt repayments were made in fiscal 2010. Net cash used in financing activities in fiscal 2009 and 2008 included net repayments of $8.8 million and $16.4 million, respectively, under our revolving and securitization credit facilities.
During fiscal 2010, 2009, and 2008, we purchased a total of $470.4 million, $450.4 million, and $679.7 million, respectively, of our common stock in connection with our share repurchase programs, which are summarized below.
In May 2007, our board of directors authorized a program allowing the purchase of up to $850 million of our outstanding shares of common stock, subject to market conditions. In November 2007, our board of directors authorized an increase to the $850 million share repurchase program by $500 million, subject to market conditions. During fiscal 2008, we purchased $679.7 million under this program and during fiscal 2009, we purchased 1.2 million shares of our common stock to complete this program.
In November 2008, our board of directors authorized a program allowing the purchase of up to $500 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2009, we purchased $431.9 million under this program and during fiscal 2010, we purchased $68.1 million to complete the program.
In November 2009, our board of directors authorized a program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2010, we purchased $401.9 million under this program.
In September 2010, our board of directors approved a new program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions, all of which was available for purchase as of September 30, 2010.
During fiscal 2008, we paid quarterly cash dividends of $0.0375 per share. In November 2008, our board of directors increased the quarterly dividend by 33% to $0.05 per share. During the first three quarters of fiscal 2009, we paid quarterly cash dividends of $0.05 per share. In May 2009, our board of directors increased the quarterly cash dividend by 20% to $0.06 per share and in the fourth quarter of fiscal 2009, we paid a quarterly cash dividend of $0.06 per share. In November 2009, our board of directors increased the quarterly dividend by 33% from $0.06 per share to $0.08 per share. During fiscal 2010, we paid quarterly cash dividends of $0.08 per share. In November 2010, our board of directors increased the quarterly dividend by 25% from $0.08 per share to $0.10 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements and other factors.

Market Risk
Our most significant market risk is the effect of fluctuations in interest rates relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At September 30, 2010, we had $55.9 million of variable rate debt outstanding. The amount of variable rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to us. There were no such financial instruments in effect at September 30, 2010.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.7 billion in cash and cash equivalents at September 30, 2010. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at September 30, 2010. We may use derivative instruments to hedge our foreign currency exposure but not for speculative or trading purposes.
Recent Accounting Pronouncements
Effective October 1, 2009, we adopted the applicable sections of ASC 805, “Business Combinations,” which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquired business. Additionally, this ASC provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. We adopted certain other applicable sections that address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities from contingencies from a business combination. The application of ASC 805 relating to a future acquisition or divestiture may have an impact to our results of operations.

Forward-Looking Statements
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. Among the factors that could cause actual results to differ materially from those projected, anticipated or implied are the following: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or other laws and regulations governing the marketing, sale and purchase of pharmaceutical products or any related litigation, including shareholder derivative lawsuits; changes in U.S. legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to implement an enterprise resource planning (ERP) system to handle business and financial processes and transactions (including processes and transactions relating to our customers and suppliers) of AmerisourceBergen Drug Corporation operations and our corporate operations without functional problems, unanticipated delays and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States, including potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees and/or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing or service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect, are difficult for us to integrate into our business operations or do not adhere to our system of internal controls; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth elsewhere in this MD&A, in Item 1A (Risk Factors), Item 1 (Business) and elsewhere in this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See discussion on page 35 under the heading “Market Risk,” which is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of AmerisourceBergen Corporation
We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 23, 2010

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
	(In thousands, except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,658,182	$1,009,368
Accounts receivable, less allowances for returns and doubtful accounts: 2010 — $366,477; 2009 — $370,303	3,827,484	3,916,509
Merchandise inventories	5,210,098	4,972,820
Prepaid expenses and other	52,586	55,056

Total current assets	10,748,350	9,953,753

Property and equipment, at cost:
Land	36,407	35,665
Buildings and improvements	307,448	292,903
Machinery, equipment and other	841,586	694,555

Total property and equipment	1,185,441	1,023,123
Less accumulated depreciation	(473,729)	(403,885)

Property and equipment, net	711,712	619,238

Goodwill and other intangible assets	2,845,343	2,859,064
Other assets	129,438	140,685

TOTAL ASSETS	$14,434,843	$13,572,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,833,285	$8,517,162
Accrued expenses and other	369,016	315,657
Current portion of long-term debt	422	1,068
Deferred income taxes	703,621	645,723

Total current liabilities	9,906,344	9,479,610

Long-term debt, net of current portion	1,343,158	1,176,933
Other liabilities	231,044	199,728

Stockholders’ equity:
Common stock, $0.01 par value — authorized, issued and outstanding: 600,000,000 shares, 489,831,248 shares and 277,521,183 shares at September 30, 2010, respectively, and 600,000,000 shares, 482,941,212 shares and 287,922,263 shares at September 30, 2009, respectively	4,898	4,829
Additional paid-in capital	3,899,381	3,737,835
Retained earnings	3,465,886	2,919,760
Accumulated other comprehensive loss	(42,536)	(46,096)

	7,327,629	6,616,328
Treasury stock, at cost: 2010 — 212,310,065 shares; 2009 — 195,018,949 shares	(4,373,332)	(3,899,859)

Total stockholders’ equity	2,954,297	2,716,469

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,434,843	$13,572,740

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2010	2009	2008
	(In thousands, except per share data)
Revenue	$77,953,979	$71,759,990	$70,189,733
Cost of goods sold	75,597,337	69,659,915	68,142,731

Gross profit	2,356,642	2,100,075	2,047,002
Operating expenses:
Distribution, selling and administrative	1,167,828	1,120,240	1,119,393
Depreciation	70,004	63,488	64,954
Amortization	16,457	15,420	17,127
Facility consolidations, employee severance and other	(4,482)	5,406	12,377
Intangible asset impairments	3,200	11,772	5,290

Operating income	1,103,635	883,749	827,861
Other loss	3,372	1,368	2,027
Interest expense, net	72,494	58,307	64,496

Income from continuing operations before income taxes	1,027,769	824,074	761,338
Income taxes	391,021	312,222	292,274

Income from continuing operations	636,748	511,852	469,064
Loss from discontinued operations, net of income tax expense of $353 and $2,150 for fiscal 2009 and 2008, respectively	—	(8,455)	(218,505)

Net income	$636,748	$503,397	$250,559

Earnings per share:
Basic earnings per share:
Continuing operations	$2.26	$1.70	$1.46
Discontinued operations	—	(0.03)	(0.68)

Total	$2.26	$1.67	$0.78

Diluted earnings per share:
Continuing operations	$2.22	$1.69	$1.44
Discontinued operations	—	(0.03)	(0.67)

Total	$2.22	$1.66	$0.77

Weighted average common shares outstanding:
Basic	282,258	300,573	321,284
Diluted	287,246	302,754	324,920
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
	(In thousands, except per share data)
September 30, 2007	$4,759	$3,581,007	$2,286,489	$(5,247)	$(2,767,288)	$3,099,720
Net income			250,559			250,559
Foreign currency translation				(8,708)		(8,708)
Benefit plan funded status adjustment, net of tax of $3,157				(4,938)		(4,938)
Benefit plan actuarial loss amortization to earnings, net of tax of $901				1,410		1,410
Other, net of tax				993		993

Total comprehensive income						239,316

Cash dividends, $0.15 per share			(48,674)			(48,674)
Adoption of ASC 740			(9,296)			(9,296)
Exercise of stock options	53	71,170				71,223
Excess tax benefit from exercise of stock options		11,988				11,988
Share-based compensation expense		26,384				26,384
Common stock purchases for employee stock purchase plan		(932)				(932)
Purchases of common stock					(679,684)	(679,684)

September 30, 2008	4,812	3,689,617	2,479,078	(16,490)	(3,446,972)	2,710,045
Net income			503,397			503,397
Foreign currency translation				(4,707)		(4,707)
Benefit plan funded status adjustment, net of tax of $15,988				(25,007)		(25,007)
Other, net of tax				108		108

Total comprehensive income						473,791

Cash dividends, $0.21 per share			(62,696)			(62,696)
Exercise of stock options	13	20,543				20,556
Excess tax benefit from exercise of stock options		1,510				1,510
Share-based compensation expense		27,138				27,138
Common stock purchases for employee stock purchase plan		(985)				(985)
Purchases of common stock					(450,350)	(450,350)
Employee tax withholdings related to restricted share vesting					(2,521)	(2,521)
Other	4	12	(19)		(16)	(19)

September 30, 2009	4,829	3,737,835	2,919,760	(46,096)	(3,899,859)	2,716,469
Net income			636,748			636,748
Foreign currency translation				6,608		6,608
Benefit plan funded status adjustment, net of tax of $2,019				(3,158)		(3,158)
Other, net of tax				108		108

Total comprehensive income						640,306

Cash dividends, $0.32 per share			(90,622)			(90,622)
Exercise of stock options	66	111,617				111,683
Excess tax benefit from exercise of stock options		21,036				21,036
Share-based compensation expense		30,844				30,844
Common stock purchases for employee stock purchase plan		(1,948)				(1,948)
Purchases of common stock					(470,356)	(470,356)
Employee tax withholdings related to restricted share vesting					(3,117)	(3,117)
Other	3	(3)		2		2

September 30, 2010	$4,898	$3,899,381	$3,465,886	$(42,536)	$(4,373,332)	$2,954,297

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2010	2009	2008
	(In thousands)
OPERATING ACTIVITIES
Net income	$636,748	$503,397	$250,559
Loss from discontinued operations	—	8,455	218,505

Income from continuing operations	636,748	511,852	469,064
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	82,753	74,612	75,239
Amortization, including amounts charged to interest expense	21,419	19,704	20,643
Provision for doubtful accounts	43,124	31,830	27,630
Provision for deferred income taxes	85,478	84,324	62,112
Share-based compensation	30,844	27,138	25,503
Loss on disposal of property and equipment	8,795	3,318	5,036
Other, including intangible asset impairments	7,555	13,031	1,888
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	61,160	(457,771)	8,745
Merchandise inventories	(242,967)	(765,011)	(8,013)
Prepaid expenses and other assets	10,325	(15,379)	(16,787)
Accounts payable, accrued expenses, and income taxes	385,385	1,259,604	53,684
Other liabilities	(21,995)	3,744	(5,120)

Net cash provided by operating activities-continuing operations	1,108,624	790,996	719,624
Net cash (used in) provided by operating activities-discontinued operations	—	(7,233)	17,445

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,108,624	783,763	737,069

INVESTING ACTIVITIES
Capital expenditures	(184,635)	(145,837)	(137,309)
Cost of acquired companies, net of cash acquired	—	(13,422)	(169,230)
Proceeds from sales of property and equipment	264	108	3,020
Proceeds from sale of PMSI	—	11,940	—
Proceeds from sales of other assets	—	—	1,878
Purchases of investment securities available-for-sale	—	—	(909,105)
Proceeds from sale of investment securities available-for-sale	—	—	1,376,524

Net cash (used in) provided by investing activities-continuing operations	(184,371)	(147,211)	165,778
Net cash used in investing activities-discontinued operations	—	(1,138)	(2,357)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(184,371)	(148,349)	163,421

FINANCING ACTIVITIES
Long-term debt borrowings	396,696	—	—
Long-term debt repayments	(7,664)	—	—
Borrowings under revolving and securitization credit facilities	1,027,738	2,153,527	5,956,027
Repayments under revolving and securitization credit facilities	(1,253,731)	(2,162,365)	(5,972,423)
Purchases of common stock	(470,356)	(450,350)	(679,684)
Exercises of stock options, including excess tax benefits of $21,036, $1,510, and $11,988, in fiscal 2010, 2009, and 2008 respectively	132,719	22,066	84,394
Cash dividends on common stock	(90,622)	(62,696)	(48,674)
Debt issuance costs and other	(10,219)	(4,342)	(2,057)

Net cash used in financing activities-continuing operations	(275,439)	(504,160)	(662,417)
Net cash used in financing activities-discontinued operations	—	—	(163)

NET CASH USED IN FINANCING ACTIVITIES	(275,439)	(504,160)	(662,580)

INCREASE IN CASH AND CASH EQUIVALENTS	648,814	131,254	237,910
Cash and cash equivalents at beginning of year	1,009,368	878,114	640,204

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,658,182	$1,009,368	$878,114

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Note 1. Summary of Significant Accounting Policies
AmerisourceBergen Corporation (the “Company”) is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician and manufacturer customers, which are based primarily in the United States and Canada.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of the dates and for the fiscal years indicated. All intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts due to uncertainties inherent in such estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness.
On June 15, 2009, the Company effected a two-for-one stock split of its outstanding shares of common stock in the form of a 100% stock dividend to stockholders of record at the close of business on May 29, 2009. All applicable share and per-share amounts in the consolidated financial statements and related disclosures have been retroactively adjusted to reflect this stock split.
During the fiscal year ended September 30, 2008, the Company committed to a plan to divest its workers’ compensation business, PMSI. In October 2008, the Company completed the sale of PMSI (see Note 3). The Company has classified PMSI’s operating results as discontinued in the consolidated financial statements for the fiscal years ended September 30, 2009 and 2008, as PMSI was eliminated from the ongoing operations of the Company upon its divestiture and the Company will not have any significant continuing involvement in the operations of the disposed component. Previously, PMSI was included in the Company’s Other reportable segment.
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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
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

The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the Company’s customer base is diverse and geographically widespread primarily within the U.S. and Canada. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2010, 2009, and 2008 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. At September 30, 2010, the largest trade receivable due from a single customer represented approximately 8% of accounts receivable, net. In fiscal 2010, Medco Health Solutions, Inc. (“Medco”), our largest customer, accounted for 18% of our revenue. No other single customer accounted for more than 5% of the Company’s revenue.
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
As of September 30, 2010 and 2009, there were no outstanding derivative financial instruments. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading purposes.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Company does not amortize purchased goodwill or intangible assets with indefinite lives; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements, patents and software technology, are amortized over their estimated useful lives, which range from 2 to 15 years.
The Company’s operating segments are comprised of AmerisourceBergen Drug Corporation, AmerisourceBergen Specialty Group, and AmerisourceBergen Packaging Group. Each operating segment has an executive who is responsible for managing the segment and reporting directly to the President and Chief Executive Officer of the Company, the Company’s Chief Operating Decision Maker (“CODM”). Each operating segment is comprised of a number of operating units (components), for which discrete financial information is available. These components are aggregated into reporting units for purposes of goodwill impairment testing.

In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of the Company’s market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimates of future cash flows and determination of their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. In fiscal 2009, due to the existence of impairment indicators at U.S. Bioservices, a specialty pharmacy company within AmerisourceBergen Specialty Group, the Company performed an impairment test on the pharmacy’s trade name as of June 30, 2009, which resulted in an impairment charge of $8.9 million. In fiscal 2008, PMSI (which the Company sold in fiscal 2009) experienced certain customer losses and learned that it would lose its largest customer at the end of calendar 2008. As a result, and after considering other factors, the Company committed to a plan to divest PMSI. The Company performed an interim impairment test of its PMSI reporting unit and determined that its goodwill was impaired. Therefore, PMSI wrote-off the carrying value of its goodwill of $199.1 million. In addition, it also recognized charges of $26.7 million to record the estimated loss on the sale of PMSI (see Note 3). The Company completed its required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2010, 2009, and 2008, and, as a result, recorded $2.5 million $1.6 million and $5.3 million of trade name impairment charges, respectively. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.
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
Loss Contingencies
The Company accrues for estimated loss contingencies related to litigation if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews loss contingencies to determine the adequacy of its accruals and related disclosures. The amount of the actual loss may differ significantly from these estimates.
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
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 78% and 75% of the Company’s inventories at September 30, 2010 and 2009, respectively, has been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $221.3 million and $191.1 million higher than the amounts reported at September 30, 2010 and 2009, respectively. The Company recorded a LIFO charge of $30.2 million, $15.1 million, and $21.1 million in fiscal 2010, 2009, and 2008, respectively.

Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and from 3 to 10 years for machinery, equipment and other. The costs of repairs and maintenance are charged to expense as incurred.
The Company capitalizes project costs relating to computer software developed or obtained for internal use when the activities related to the project reach the application development stage. Costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activites are expensed as they are incurred. Software development costs are depreciated using the straight-line method over the estimated useful lives, which range from 5 to 10 years.
In connection with the Company’s Business Transformation project, which includes a new enterprise resource planning (“ERP”) platform, the Company wrote-off capitalized software costs totaling $6.7 million and $2.8 million in fiscal 2010 and 2009, respectively.
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue as reflected in the accompanying consolidated statements of operations is net of estimated sales returns and allowances.
The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2010 and 2009, the Company’s accrual for estimated customer sales returns was $270.1 million and $279.3 million, respectively.
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
Share-Based Compensation
The Company accounts for the compensation cost of all share-based payments at fair value and reports the related expense within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow ($21.0 million, $1.5 million, and $12.0 million for the fiscal years ended September 30, 2010, 2009, and 2008 respectively).
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $296.6 million, $293.9 million and $301.6 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively, are included in distribution, selling and administrative expenses.

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
Recent Accounting Pronouncements
Effective October 1, 2009, the Company adopted the applicable sections of ASC 805, “Business Combinations,” which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquired business. Additionally, this ASC provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. The Company also adopted certain other applicable sections that address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities from contingencies from a business combination. The application of ASC 805 relating to a future acquisition or divestiture may have an impact to the Company’s results of operations.
Note 2. Acquisitions
In May 2009, the Company acquired Innomar Strategies Inc. (“Innomar”) for a purchase price of $13.4 million, net of a working capital adjustment. Innomar is a Canadian pharmaceutical services company that provides services within Canada to pharmaceutical and biotechnology companies, including: strategic consulting and access solutions, specialty logistics management, patient assistance and nursing services, and clinical research services. The acquisition of Innomar expanded the Company’s business in Canada. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $8.3 million, which was allocated to goodwill. The fair value of the intangible assets acquired of $4.6 million primarily consist of a trade name of $1.6 million and customer relationships of $2.6 million. The Company is amortizing the fair value of the acquired customer relationships over their weighted average life of 10 years.
In October 2007, the Company acquired Bellco Health (“Bellco”) for a purchase price of $162.2 million, net of $20.7 million of cash acquired. Bellco is a pharmaceutical distributor in the Metro New York City area, where it primarily services independent retail community pharmacies. The acquisition of Bellco expanded the Company’s presence in this large community pharmacy market. Nationally, Bellco markets and sells generic pharmaceuticals to individual retail pharmacies, and provides pharmaceutical products and services to dialysis clinics. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $139.8 million, which was allocated to goodwill. The fair values of the significant tangible assets acquired and liabilities assumed were as follows: accounts receivable of $112.2 million, merchandise inventories of $106.5 million, and accounts payable and accrued expenses of $237.0 million. The fair values of the intangible assets acquired of $31.7 million primarily consist of customer relationships of $28.7 million, which are being amortized over their weighted average life of 8.9 years.
Pro forma results of operations for the aforementioned fiscal 2009 and 2008 acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Note 3. Discontinued Operations
In October 2008, the Company completed the divestiture of its workers’ compensation business, PMSI. Accordingly, PMSI’s operating results have been classified as discontinued in the consolidated financial statements for all periods presented. Previously, PMSI was included in the Company’s Other reportable segment. PMSI’s revenue and loss before income taxes were as follows:

	Fiscal Year Ended September 30,
	2010	2009	2008
Revenue	$—	$28,993	$403,759
Loss before income taxes	$—	$(3,825)	$(216,355)
The Company sold PMSI for approximately $31 million, net of a final working capital adjustment, including a $19 million subordinated note payable due from PMSI on the fifth anniversary of the closing date (the “maturity date”), of which $4 million was paid in October 2010 as PMSI achieved certain revenue targets with respect to its largest customer. Interest, which accrues at an annual rate of LIBOR plus 4% (not to exceed 8%), is payable in cash on a quarterly basis if PMSI achieves a defined minimum fixed charge coverage ratio or will be compounded quarterly and paid at maturity.
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
Note 4. Income Taxes
The income tax provision is as follows (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008
Current provision:
Federal	$269,218	$200,902	$198,187
State and local	34,828	24,942	26,862
Foreign	1,497	2,054	5,113

	305,543	227,898	230,162

Deferred provision:
Federal	69,295	81,711	55,137
State and local	12,995	6,178	9,824
Foreign	3,188	(3,565)	(2,849)

	85,478	84,324	62,112

Provision for income taxes	$391,021	$312,222	$292,274

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended September 30,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	3.3	2.3	3.2
Foreign	—	(0.1)	0.1
Other	(0.3)	0.7	0.1

Effective income tax rate	38.0%	37.9%	38.4%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2010	2009
Merchandise inventories	$784,144	$723,464
Property and equipment	55,681	25,704
Goodwill and other intangible assets	156,244	146,083
Other	1,930	2,254

Gross deferred tax liabilities	997,999	897,505

Net operating loss and tax credit carryforwards	(43,149)	(41,957)
Capital loss carryforwards	(226,322)	(235,677)
Allowance for doubtful accounts	(36,217)	(34,124)
Accrued expenses	(14,518)	(19,491)
Employee and retiree benefits	(20,987)	(28,367)
Stock options	(27,016)	(24,532)
Other	(31,968)	(28,242)

Gross deferred tax assets	(400,177)	(412,390)
Valuation allowance for deferred tax assets	238,160	242,447

Deferred tax assets, net of valuation allowance	(162,017)	(169,943)

Net deferred tax liabilities	$835,982	$727,562

As of September 30, 2010, the Company had $7.2 million of potential tax benefits from federal net operating loss carryforwards expiring in 11 to 12 years, and $31.8 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years and $1.9 million of potential tax benefits from foreign net operating loss carryforwards expiring in 4 to 7 years. As of September 30, 2010, the Company had $226.3 million of potential tax benefits from capital loss carryforwards expiring in 4 years. As of September 30, 2010, the Company had $2.2 million of state alternative minimum tax credit carryforwards.
In fiscal 2009, the Company increased the valuation allowance on deferred tax assets by $232.1 million primarily due to the addition of capital loss carryforwards resulting from the sale of PMSI. In fiscal 2010, the Company decreased the valuation allowance on deferred tax assets by $4.3 million primarily due to an adjustment to the initial capital loss carryforward resulting from the sale of PMSI.
In fiscal 2010, 2009 and 2008, tax benefits of $21.0 million, $1.5 million and $12.0 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.
Income tax payments, net of refunds, were $257.8 million, $192.9 million and $262.9 million in the fiscal years ended September 30, 2010, 2009 and 2008, respectively.
The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. In fiscal 2010, the U.S. Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal tax returns for fiscal 2006, 2007 and 2008. No significant adjustments were made resulting from the IRS examination. In Canada, the Company is currently under examination for fiscal years 2007 and 2008.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. As of September 30, 2010 and 2009, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $55.9 million and $54.4 million, respectively ($38.7 million and $39.4 million, net of federal benefit, respectively). As of September 30, 2010 and 2009, included in these amounts are $19.1 million and $16.7 million of interest and penalties, respectively, which the Company continues to record in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at September 30, 2008	$34,020
Additions of tax positions of the current year	8,250
Additions of tax positions of the prior years	624
Reductions of tax positions of the prior years	(2,114)
Settlements with taxing authorities	(1,073)
Expiration of statutes of limitations	(2,058)

Balance at September 30, 2009	37,649
Additions of tax positions of the current year	6,710
Additions of tax positions of the prior years	737
Reductions of tax positions of the prior years	(4,826)
Settlements with taxing authorities	(2,810)
Expiration of statutes of limitations	(630)

Balance at September 30, 2010	$36,830

If recognized as of September 30, 2010 and 2009, net of federal benefit, $38.7 million and $39.4 million, respectively, of the Company’s unrecognized tax benefit would reduce income tax expense and the effective tax rate. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $9.7 million.
Note 5. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the fiscal years ended September 30, 2010 and 2009 (in thousands):

Goodwill at September 30, 2008	$2,536,945
Goodwill recognized in connection with acquisition (See Note 2)	8,284
Foreign currency translation	(4,153)
Adjustment to goodwill relating to deferred taxes	1,276

Goodwill at September 30, 2009	2,542,352
Foreign currency translation	2,722
Adjustment to goodwill relating to deferred taxes	(707)

Goodwill at September 30, 2010	$2,544,367

Following is a summary of other intangible assets (in thousands):

	September 30, 2010			September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangibles — trade names	$238,355	$—	$238,355	$241,554	$—	$241,554
Finite-lived intangibles:
Customer relationships	121,940	(69,207)	52,733	121,419	(56,679)	64,740
Other	36,330	(26,442)	9,888	33,100	(22,682)	10,418

Total other intangible assets	$396,625	$(95,649)	$300,976	$396,073	$(79,361)	$316,712

During the fiscal year ended September 30, 2010, the Company recorded trade name impairment charges totaling $3.2 million relating to certain of its smaller business units.
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
Amortization expense for other intangible assets was $16.5 million, $15.4 million, and $17.1 million in the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Amortization expense for other intangible assets is estimated to be $15.9 million in fiscal 2011, $13.6 million in fiscal 2012, $11.5 million in fiscal 2013, $8.3 million in fiscal 2014, $3.7 million in 2015 and $9.6 million thereafter.
Note 6. Debt
Debt consisted of the following:

	September 30,
	2010	2009
	(Dollars in thousands)

Blanco revolving credit facility at 2.26% and 2.25%, respectively, due 2011	$55,000	$55,000
Receivables securitization facility due 2011	—	—
Multi-currency revolving credit facility at 3.00% and 0.92%, respectively, due 2011	907	224,026
$392,326, 5 5/8% senior notes due 2012	391,682	399,058
$500,000, 5 7/8% senior notes due 2015	498,568	498,339
$400,000, 4 7/8% senior notes due 2019	396,915	—
Other	508	1,578

Total debt	1,343,580	1,178,001
Less current portion	422	1,068

Total, net of current portion	$1,343,158	$1,176,933

Long-Term Debt
In April 2010, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to, among other things, extend the maturity date of the Blanco Credit Facility to April 2011. The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at September 30, 2010 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (200 basis points over LIBOR at September 30, 2010).
The Company has a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (32 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2010). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (8 basis points at September 30, 2010). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

The Company has $392.3 million of 5.625% senior notes due September 15, 2012 (the “2012 Notes”) and $500 million of 5.875% senior notes due September 15, 2015 (the “2015 Notes”). The 2012 Notes and 2015 Notes each were sold at 99.5% of the principal amount and have an effective interest yield of 5.71% and 5.94%, respectively. Interest on the 2012 Notes and the 2015 Notes is payable semiannually in arrears. Costs incurred in connection with the issuance of the 2012 Notes and the 2015 Notes were deferred and are being amortized over the terms of the notes.
In November 2009, the Company issued $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”). The 2019 Notes were sold at 99.174% of the principal amount and have an effective yield of 4.98%. The interest on the 2019 Notes is payable semiannually. The 2019 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the 2012 Notes, and the 2015 Notes. The Company used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under its Multi—Currency Revolving Credit Facility, and the remaining net proceeds were used for general corporate purposes. Costs incurred in connection with the issuance of the 2019 Notes were deferred and are being amortized over the ten year term of the notes.
The indentures governing the Multi-Currency Revolving Credit Facility, the 2012 Notes, the 2015 Notes, and the 2019 Notes contain restrictions and covenants which include limitations on additional indebtedness; distributions and dividends to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test.
Receivables Securitization Facility
The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”), which expires in April 2011. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 125 basis points. The Company pays a commitment fee of 60 basis points to maintain the availability under the Receivables Securitization Facility. At September 30, 2010, there were no borrowings outstanding under the Receivables Securitization Facility. In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi—Currency Revolving Credit Facility.
Other Information
Scheduled future principal payments of long-term debt are $55.4 million in fiscal 2011, $393.3 million in fiscal 2012, $500.0 million in fiscal 2015, and $400.0 million in fiscal 2019.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2010, 2009 and 2008 was $63.8 million, $56.9 million, and $68.5 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $5.0 million, $4.3 million, and $3.5 million, for the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

Note 7. Stockholders’ Equity and Earnings per Share
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).
The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2010.
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
The following table illustrates the components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2010 and 2009 (in thousands):

	September 30,
	2010	2009
Pension and postretirement adjustments, net of tax (See Note 8)	$(44,227)	$(41,069)
Foreign currency translation	2,073	(4,537)
Other	(382)	(490)

Total accumulated other comprehensive loss	$(42,536)	$(46,096)

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
In November 2008, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2009, the Company purchased 23.3 million shares of Common Stock under this program for a total of $431.9 million. During the fiscal year ended September 30, 2010, the Company purchased 2.8 million shares of its Common Stock for a total of $68.1 million to complete its authorization under this program.
In November 2009, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2010, the Company purchased 14.4 million shares of its Common Stock under this program for a total of $401.9 million. The Company had $98.1 million of availability remaining under this share repurchase program as of September 30, 2010.
In September 2010, the Company’s board of directors approved a new program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions, all of which was available for purchase as of September 30, 2010.

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

	September 30,
	2010	2009	2008
Weighted average common shares outstanding — basic	282,258	300,573	321,284
Effect of dilutive securities — stock options and restricted stock	4,988	2,181	3,636

Weighted average common shares outstanding — diluted	287,246	302,754	324,920

The potentially dilutive employee stock options that were antidilutive for fiscal 2010, 2009 and 2008 were 2.1 million, 13.6 million and 10.6 million, respectively.
Note 8. Pension and Other Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $22.2 million, $21.9 million, and $20.0 million in fiscal 2010, 2009 and 2008, respectively.
The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans and postretirement benefit plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of income taxes. Included in accumulated other comprehensive income (loss) at September 30, 2010 are net actuarial losses of $72.5 million ($44.2 million, net of income taxes). The net actuarial loss in accumulated other comprehensive income (loss) that is expected to be amortized into fiscal 2011 net periodic pension expense is $4.1 million ($2.5 million, net of income tax).
The Company adopted the measurement provisions of ASC 715, “Compensation-Retirement Benefits” (formerly referred to as FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) in the fourth quarter of fiscal 2009. As required, defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end. The Company previously performed this measurement at June 30. The Company’s adoption of the measurement provisions of ASC 715 did not have a material impact on its financial position or results of operations.
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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal Year Ended
	September 30,
	2010	2009
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$128,928	$106,082
Interest cost	6,959	8,601
Actuarial losses	11,801	22,208
Benefit payments	(4,706)	(7,872)
Other	—	(91)

Benefit obligation at end of year	$142,982	$128,928

Change in Plan Assets:
Fair value of plan assets at beginning of year	$81,294	$94,051
Actual return on plan assets	13,072	(6,811)
Employer contributions	24,525	3,007
Expenses	(710)	(1,081)
Benefit payments	(4,706)	(7,872)

Fair value of plan assets at end of year	$113,475	$81,294

Funded Status and Amounts Recognized:
Funded status	$(29,507)	$(47,634)

Net amount recognized	$(29,507)	$(47,634)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(4,438)	$(3,876)
Noncurrent liabilities	(25,069)	(43,758)

Net amount recognized	$(29,507)	$(47,634)

Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2010	2009
Discount rate	5.00%	5.55%
Rate of increase in compensation levels	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%
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

The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$6,958	$6,958	$6,791
Expected return on plan assets	(7,918)	(8,102)	(8,170)
Recognized net actuarial loss	3,964	1,313	1,481
Loss due to curtailments, settlements and other	53	297	971

Net periodic pension cost of defined benefit pension plans	3,057	466	1,073
Net pension cost of multi-employer plans	364	385	469

Total pension expense	$3,421	$851	$1,542

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2010	2009	2008
Discount rate	5.55%	6.85%	6.30%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
To determine the expected long-term rate of return on assets, the Company considered the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.
The Compensation and Succession Planning Committee (“Compensation Committee”) of the Company’s board of directors has delegated the administration of the pension and benefit plans to the Company’s Benefits Committee, an internal committee, composed of senior finance, human resources and legal executives. The Benefits Committee is responsible for oversight of the investment management of the assets of the Company’s pension plans and the investment options under the Company’s savings plans as well as the performance of the investment advisers and plan administrators. The Benefits Committee has adopted an investment policy for the Company’s pension plan, which includes guidelines regarding, among other things, the selection of acceptable asset classes, allowable ranges of holdings, rebalancing of assets, the definition of acceptable securities within each class, and investment performance expectations.
The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans’ assets at the measurement date are as follows:

	Pension Benefits		Target
	Allocation		Allocation
	2010	2009	2010	2009
Asset Category:
Equity securities	60%	49%	60%	70%
Debt securities	40	—	40	30
Cash and cash equivalents	—	51	—	—

Total	100%	100%	100%	100%

In August 2009, the Company elected to engage the services of a new investment manager for the plans’ assets. As of September 30, 2009, 51% of the plans’ assets were temporarily invested in cash in anticipation of transferring the plans’ assets to the new investment manager. In October 2009, the transfer of the plans’ assets to the new investment manager was completed.

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
The fair value of the Company’s pension plan assets, totaling $113.5 million and $81.3 million at September 30, 2010 and 2009, respectively, is determined using a fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.
The Company’s pension plan assets at September 30, 2010 were comprised of $0.7 million invested in money market funds, $69.7 million invested in commingled equity funds, and $43.1 million invested in commingled fixed-income funds. The Company’s pension plan assets at September 30, 2009 were comprised of $41.4 million invested in money market funds and $39.9 million invested in commingled equity funds. The fair values of the money market funds were determined using the Level 1 hierarchy. The fair values of the equity and fixed-income commingled funds, which have daily net asset values derived from the underlying securities, were primarily determined by using the Level 2 hierarchy.
As of September 30, 2010 and 2009 all of the Company’s defined benefit pension plans had accumulated and projected benefit obligations in excess of plan assets. The amounts related to these plans were as follows (in thousands):

	2010	2009
Accumulated benefit obligation	$142,982	$128,928
Projected benefit obligation	$142,982	$128,928
Plan assets at fair value	$113,475	$81,294
Although the Company was not required to contribute to its salaried benefit plan in fiscal 2010, it elected to make a $24.0 million contribution. Expected benefit payments over the next ten years, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2011	$8,994
2012	5,129
2013	12,389
2014	6,067
2015	6,183
2016-2020	37,704

Total	$76,466

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

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal Year Ended
	September 30,
	2010	2009
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$12,251	$11,064
Interest cost	635	703
Actuarial losses	1,287	1,876
Benefit payments	(1,396)	(1,392)

Benefit obligation at end of year	$12,777	$12,251

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,396	1,392
Benefit payments	(1,396)	(1,392)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(12,777)	$(12,251)

Net amount recognized	$(12,777)	$(12,251)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(1,302)	$(1,484)
Noncurrent liabilities	(11,475)	(10,767)

Net amount recognized	$(12,777)	$(12,251)

Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2010	2009
Discount rate	5.00%	5.55%
Health care trend rate assumed for next year	8.39%	8.25%
Rate to which the cost trend rate is assumed to decline	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019
Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$1,194	$(1,015)
Effect on benefit obligation	65	(55)

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal Year Ended
	September 30,
	2010	2009	2008
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$634	$703	$775
Recognized net actuarial gains	(532)	(879)	(44)

Total postretirement benefit expense	$102	$(176)	$731

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2010	2009	2008
Discount rate	5.55%	6.85%	6.30%
Health care trend rate assumed for next year	8.25%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019	2018
Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement
Benefits
Fiscal Year:
2011	$1,302
2012	1,177
2013	1,086
2014	925
2015	870
2016-2020	3,699

Total	$9,059

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
Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2010, 2009 and 2008 were $18.1 million, $21.1 million, and $18.8 million, respectively.

Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2010. The Company’s liability relating to its deferred compensation plan as of September 30, 2010 and 2009 was $7.6 million and $6.5 million, respectively.
Note 9. Share-Based Compensation
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
At September 30, 2010, options for an additional 26.7 million shares may be granted under the AmerisourceBergen Corporation Equity Incentive Plan and options for an additional 64 thousand shares may be granted under the Company’s Non-Employee Director Stock Option Plan.
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
The weighted average fair values of the options granted during the fiscal years ended September 30, 2010, 2009 and 2008 were $5.82, $4.18, and $4.92, respectively. The following assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2010	2009	2008
Weighted average risk-free interest rate	1.76%	1.59%	2.79%
Expected dividend yield	1.14%	1.13%	0.70%
Weighted average volatility of common stock	27.11%	31.82%	28.14%
Weighted average expected life of the options	3.84 years	3.83 years	3.71 years
Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2010, 2009 and 2008, the Company recorded stock option expense of $22.5 million, $17.4 million, and $17.4 million, respectively.

A summary of the Company’s stock option activity and related information for its option plans for the fiscal year ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(000’s)			(000’s)
Outstanding at September 30, 2009	25,012	$19	5 years
Granted	3,743	$28
Exercised	(6,548)	$17
Forfeited	(918)	$22

Outstanding at September 30, 2010	21,289	$21	5 years	$212,223

Exercisable at September 30, 2010	13,182	$19	4 years	$155,827
Expected to vest after September 30, 2010	7,163	$24	6 years	$48,694
The intrinsic value of stock option exercises during fiscal 2010, 2009 and 2008 was $75.0 million, $7.4 million, and $38.5 million, respectively.
A summary of the status of the Company’s nonvested options as of September 30, 2010 and changes during the fiscal year ended September 30, 2010 is presented below:

		Weighted
		Average
		Grant Date
	Options	Fair Value
	(000’s)
Nonvested at September 30, 2009	8,452	$5
Granted	3,743	6
Vested	(3,510)	5
Forfeited	(578)	5

Nonvested at September 30, 2010	8,107	$5

Expected future compensation expense relating to the 8.1 million nonvested options outstanding as of September 30, 2010 is $35.6 million over a weighted-average period of 2 years.
Restricted Stock Plan
Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years. During the fiscal years ended September 30, 2010, 2009 and 2008, the Company recorded restricted stock expense of $6.9 million, $7.5 million, and $6.6 million, respectively.

A summary of the status of the Company’s restricted shares as of September 30, 2010 and changes during the fiscal year ended September 30, 2010 is presented below:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
	(000’s)
Nonvested at September 30, 2009	1,097	$22
Granted	360	28
Vested	(342)	28
Forfeited	(112)	22

Nonvested at September 30, 2010	1,003	$23

Expected future compensation expense relating to the 1.0 million restricted shares outstanding as of September 30, 2010 is $10.9 million over a weighted-average period of 1.4 years.
Employee Stock Purchase Plan
The stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan, under which up to an aggregate of 16,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under this plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 95% of the fair market value of the stock on the last business day of each six-month purchase period. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2010, 2009 and 2008, the Company acquired 220,367 shares, 331,639 shares, and 299,956 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2010, the Company has withheld $1.0 million from eligible employees for the purchase of additional shares of Common Stock.
Note 10. Leases and Other Commitments
At September 30, 2010, future minimum payments totaling $229.2 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows; 2011 — $50.3 million; 2012 — $38.3 million; 2013 — $28.9 million; 2014 — $24.5 million; 2015 — $22.0 million; and thereafter — $65.2 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $61.7 million in fiscal 2010, $62.8 million in fiscal 2009, and $63.0 million in fiscal 2008.
The Company has commitments to purchase product from influenza vaccine manufacturers for the 2010/2011 flu season. During the fiscal year ended September 30, 2010, the Company reduced its purchase commitment to only the 2010/2011 flu season. The Company is required to purchase doses at prices it believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements, as amended, will be approximately $27.4 million as of September 30, 2010.
The Company has commitments to purchase blood products from suppliers through December 31, 2012. The Company is required to purchase quantities at prices it believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $209.5 million as of September 30, 2010, of which $93.6 million represents the Company’s commitment in fiscal 2011.
The Company outsources to IBM Global Services (“IBM”) a significant portion of its corporate and ABDC information technology activities including assistance with the implementation of the Company’s new enterprise resource planning (“ERP”) platform. The remaining commitment under the Company’s ten-year arrangement, as amended, which expires in June 2015, is approximately $136.8 million as of September 30, 2010.

Note 11. Facility Consolidations, Employee Severance and Other
The following table illustrates the charges incurred by the Company relating to facility consolidations, employee severance and other for the three fiscal years ended September 30, 2010 (in thousands):

	2010	2009	2008

Facility consolidations and employee severance	$(4,482)	$5,406	$9,741
Costs relating to business divestitures	—	—	2,636

Total facility consolidations, employee severance and other	$(4,482)	$5,406	$12,377

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
During fiscal 2009, the Company recorded $2.2 million of expense to increase its liability relating to the Bergen Brunswig Matter, as more fully described in Note 12. During fiscal 2010, the Company reversed its liability relating to this matter by $4.4 million. All adjustments made relating to the Bergen Brunswig matter are included within the facility consolidations and employee severance line item above.
The following table, which includes the adjustments relating to the Bergen Brunswig Matter, displays the activity in accrued expenses and other from September 30, 2008 to September 30, 2010 related to the matters discussed above (in thousands):

	Employee	Lease Cancellation
	Severance	Costs and Other	Total
Balance as of September 30, 2008	$17,081	$4,356	$21,437
Expense recorded during the period	5,255	151	5,406
Payments made during the period	(14,460)	(958)	(15,418)

Balance as of September 30, 2009	7,876	3,549	11,425
Income recorded during the period	(4,482)	—	(4,482)
Payments made during the period	(2,260)	(692)	(2,952)

Balance as of September 30, 2010	$1,134	$2,857	$3,991

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

Bergen Brunswig Matter
In 1999, a former executive sued Bergen Brunswig (the Company’s predecessor in interest) for breach of employment agreement in the Superior Court of the State of California, County of Orange (the “Superior Court”). Shortly thereafter, the executive accepted an Offer of Judgment awarding him damages and continuing certain employment benefits. Since then, the Company and the executive have been engaged in litigation as to which benefits were included within the scope of the Offer of Judgment and the value of those benefits. Following a Superior Court ruling on June 7, 2001, which identified the specific benefits included in the Offer of Judgment, the executive made a claim under the Bergen Brunswig Supplemental Executive Retirement Plan (the “Plan”). The value of the supplemental retirement benefits was initially determined to be $1.9 million pursuant to the Plan’s administrative review procedure, and such amount was paid to the executive. On July 7, 2006, the Superior Court issued a second ruling that the executive was entitled to $19.4 million (including specified interest and net of amounts previously paid). Both the executive and the Company appealed this ruling to the Court of Appeal for the State of California, Fourth Appellate District (the “Court of Appeal”), which, on October 12, 2007, made certain rulings and reversed certain portions of the July 2006 Superior Court decision in a manner that was favorable to the Company. The parties agreed to remand calculation of the executive’s supplemental retirement benefit to the Plan Administrator. On June 10, 2008, the Plan Administrator issued a decision that the executive was entitled to receive approximately $6.9 million in benefits plus interest, less the $1.9 million already paid to him. This decision was ultimately affirmed in most respects by the Review Official appointed by the Plan Administrator and on March 9, 2009, the Company paid the executive approximately $5.6 million, plus interest. On April 9, 2009, the Superior Court affirmed in most respects the Review Official’s determination, but held that the Review Official had abused his discretion by discounting the benefit to its present value and therefore that the executive was entitled to additional supplemental retirement benefits of approximately $6.6 million, plus interest, beyond what had already been paid. Following appeal by both parties, on July 8, 2010, the Court of Appeal upheld the Review Official’s decision regarding the amount of benefits due to the executive and ruled that post-judgment interest, if any, on that award would run from April 9, 2009 forward. Because the Company had already tendered payment to the executive in the full amount of the award, no further payments were due and the Company reversed its total remaining reserve for this matter in April 2010. The Court of Appeal subsequently denied the executive’s petition for rehearing on August 30, 2010 and the California Supreme Court denied his petition for review on October 13, 2010.
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

Both the Intervention Complaint and the Original Qui Tam Complaint, as amended on October 30, 2009, allege that from 2002 through 2009, Amgen and two of the Company’s business units offered remuneration to medical providers in violation of federal and state health laws to increase purchases and prescriptions of Amgen’s anemia drug, Aranesp. Specifically with regard to the Company’s business units, the complaints allege that ASD Specialty Healthcare, Inc., which is a distributor of pharmaceuticals to physician practices (“ASD”), and International Nephrology Network, which was a business name for one of the Company’s subsidiaries and a group purchasing organization for nephrologists and nephrology practices (“INN”), conspired with Amgen to promote Aranesp in violation of federal and state health laws. The complaints further allege that the defendants caused medical providers to submit to state Medicaid programs false certifications and false claims for payment for Aranesp. According to the complaints, the latter conduct allegedly violated state civil False Claims Acts and constituted fraud and unjust enrichment. The Original Qui Tam Complaint, as amended, also alleges that the defendants caused medical providers to submit to other federal health programs, including Medicare, false certifications and false claims for payment for Aranesp.
On December 17, 2009, the states and the relator both filed amended complaints. The State of Texas, which was not one of the original 14 states intervening in the action, joined in the amended complaint. Between January 20, 2010 and February 23, 2010, the States of Florida, Texas, New Hampshire, Louisiana, Nevada and Delaware filed notices to voluntarily dismiss the Intervention Complaint, leaving 9 states and the District of Columbia as intervenors. On February 1, 2010, the Company filed a motion to dismiss the complaints. Amgen, Inc. filed a motion to dismiss as well. On April 23, 2010, the Federal District Court issued a written opinion and order dismissing the Original Qui Tam Complaint, as amended, and the Intervention Complaint. Five states — California, Illinois, Indiana, Massachusetts, and New York — filed notices of appeal to the U.S. Court of Appeals for the First Circuit (the “First Circuit”) and the relator filed a notice of appeal to the First Circuit on behalf of Georgia and New Mexico. On July 15, 2010, the First Circuit issued an order requiring the Federal District Court to provide a written statement explaining why a final judgment was entered with respect to the states in order for the First Circuit to determine whether to allow the appeals to proceed, and the Federal District Court complied with the order. The appeals are currently pending. The relator also sought and received permission from the Federal District Court to file a further amended complaint (the “Fourth Amended Complaint”). On May 27, 2010, the relator filed a Fourth Amended Complaint with the Federal District Court, which names ASD and INN, along with Amgen, as defendants. The Fourth Amended Complaint contains many of the same allegations contained in the relator’s prior complaints, but adds a count based on allegations that conduct by ASD, INN, and Amgen caused healthcare providers to submit false claims because it is alleged that the healthcare providers billed the government for amounts of Aranesp that were either not administered or administered, but medically unnecessary. On June 28, 2010, the Company and Amgen filed motions to dismiss the Fourth Amended Complaint. The motions to dismiss were denied following a hearing on July 21, 2010. A trial date is set in this matter for July 2011.
The Company has learned that there are both prior and subsequent filings in another federal district, including a complaint filed by a former employee of the Company, that are under seal and that contain allegations similar to those in the Federal District Court action against the same and/or additional subsidiaries or businesses of the Company that are defendants in the Federal District Court action, including the Company’s group purchasing organization for oncologists and the Company’s oncology distribution business. The DOJ investigation of the allegations contained in the Original Qui Tam Complaint appears to include investigation of allegations contained in some or all of these other filings.
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
The Company was named as a nominal defendant in an alleged shareholder derivative action that was filed on March 26, 2010 in the U.S. District Court for the Eastern District of Pennsylvania. Also named as defendants in the action were all of the individuals who were serving as directors of the Company immediately prior to the date of filing of the action and certain current and former officers and directors of the Company. The derivative action alleges breach of fiduciary duty against all the individual defendants arising from the allegations contained in the complaints filed in the Qui Tam Matter described above. The derivative action seeks compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the court. On May 20, 2010, the Company filed a motion to dismiss the derivative complaint. A hearing on the Company’s motion to dismiss was held on August 23, 2010. The Company has also filed a motion pursuant to Rule 11 of the Federal Rules of Civil Procedure for sanctions against the party who filed the shareholder derivative action. On September 9, 2010, the Court issued an order dismissing the complaint without prejudice and denying the motion for sanctions. Although the Company and the other defendants believe that the derivative action is wholly without merit and intend to defend themselves vigorously against any claims in the event that the action is refiled, the Company cannot predict the outcome of this matter.

Note 13. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2010 and 2008, the Company recognized gains of $20.7 million and $3.5 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations. There were no gains recognized during the fiscal year ended September 30, 2009.
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
Note 14. Business Segment Information
The Company is organized based upon the products and services it provides to its customers. The Company’s operations as of September 30, 2010 are comprised of one reportable segment, Pharmaceutical Distribution. The Pharmaceutical Distribution reportable segment is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), the AmerisourceBergen Specialty Group (“ABSG”), and the AmerisourceBergen Packaging Group (“ABPG”). Prior to October 1, 2009, management considered gains on antitrust litigation settlements and costs related to facility consolidations, employee severance and other to be reconciling items between the operating results of Pharmaceutical Distribution and the Company.
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
The chief operating decision maker for the Pharmaceutical Distribution segment is the President and Chief Executive Officer of the Company whose function is to allocate resources to, and assess the performance of, the ABDC, ABSG, and ABPG operating segments. ABDC, ABSG, and ABPG each have an executive who functions as an operating segment manager whose role includes reporting directly to the President and Chief Executive Officer of the Company on their respective operating segment’s business activities, financial results and operating plans.
The businesses of the Pharmaceutical Distribution operating segments are similar in that they service both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel. The distribution of pharmaceutical drugs has historically represented more than 95% of the Company’s revenues. ABDC and ABSG each operate in a high volume and low margin environment and, as a result, their economic characteristics are similar. Each operating segment warehouses and distributes products in a similar manner. Additionally, each operating segment is subject, in whole or in part, to the same extensive regulatory environment under which the pharmaceutical distribution industry operates.
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

ABSG, through a number of individual operating businesses, provides distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other alternate healthcare providers, including dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals and vaccines. In addition, through its specialty services businesses, ABSG provides a number of commercialization services, third party logistics, reimbursement consulting, data analytics, and outcomes research, and other services for biotech and other pharmaceutical manufacturers, as well as practice management, and group purchasing services for physician practices. Beginning in fiscal 2011, certain specialty service businesses within ABSG will be combined to form the operations of AmerisourceBergen Consulting Services (“ABCS”). These businesses will principally provide drug commercialization services, reimbursement consulting, data analytics, and outcomes research. ABCS revenue in fiscal 2010 was less than 1% of the Company’s consolidated revenue.
ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon. American Health Packaging delivers unit dose, punch card, unit-of-use, compliance and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, its operations are closely aligned with the operations of ABDC. Anderson is a leading provider of contracted packaging services for pharmaceutical manufacturers and has recently entered the clinical trials packaging service business. Brecon is a United Kingdom-based provider of contract packaging and clinical trial materials services for pharmaceutical manufacturers.
The Company has a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. The Company is typically the primary source of supply for its healthcare provider customers. The Company’s manufacturing customers include branded, generic and biotech manufacturers of prescribed pharmaceuticals, as well as over-the-counter product and health and beauty aid manufacturers. In addition, the Company offers a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of its customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. In fiscal 2010 revenue was comprised of 70% institutional customers and 30% retail customers.
The Company operates as a single reportable segment as a provider of pharmaceutical distribution and related services, with fiscal 2010 revenue of $78.0 billion, including foreign operations in Canada and the United Kingdom. For the fiscal years ended September 30, 2010, 2009, and 2008 the Company’s revenue from foreign operations in Canada and the United Kingdom totaled $1.4 billion, $1.2 billion, and $1.4 billion, respectively. As of September 30, 2010, and 2009 long-lived assets of the Company’s foreign operations in Canada and the United Kingdom totaled $148.4 million and $152.3 million, respectively.
Note 15. Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at September 30, 2010 and 2009 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $1,552.4 million and $928.3 million of investments in money market accounts as of September 30, 2010 and 2009, respectively, which were valued as Level 1 investments. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 6) and the corresponding fair value as of September 30, 2010 were $1,343.6 million and $1,486.3 million, respectively. The recorded amount of debt and the corresponding fair value as of September 30, 2009 were $1,178.0 million and $1,246.4 million, respectively.

Note 16. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2010
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)
Revenue	$19,335,859	$19,300,627	$19,602,120	$19,715,373	$77,953,979
Gross profit (a) (b)	$563,370	$612,068	$588,370	$592,834	$2,356,642
Distribution, selling and administrative expenses, depreciation, and amortization (c)	301,036	300,178	310,913	342,162	1,254,289
Facility consolidations, employee severance and other	(48)	(37)	(4,397)	—	(4,482)
Intangible asset impairments	—	700	—	2,500	3,200

Operating income	$262,382	$311,227	$281,854	$248,172	$1,103,635
Net income	$151,307	$181,008	$163,205	$141,228	$636,748
Earnings per share:
Basic	$0.53	$0.64	$0.58	$0.51	$2.26
Diluted	$0.52	$0.63	$0.57	$0.50	$2.22

(a)	The first and third quarters of fiscal 2010 include gains of $1.5 million and $19.1 million, respectively, from antitrust litigation settlements.

(b)
The second quarter of fiscal 2010 benefited by approximately $12.0 million due to the completion of an account reconciliation with one of the Company’s generic suppliers relating to rebate incentives owed to the Company.

(c)	The fourth quarter of fiscal 2010 includes a charge of $6.7 million relating to the write-down of capitalized software.

	Fiscal Year Ended September 30, 2009
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)
Revenue	$17,338,377	$17,311,651	$18,393,899	$18,716,063	$71,759,990
Gross profit(a)	$489,848	$552,471	$519,223	$538,533	$2,100,075
Distribution, selling and administrative expenses, depreciation and amortization(b)	290,935	298,643	297,123	312,447	1,199,148
Facility consolidations, employee severance and other	1,029	4,262	213	(98)	5,406
Intangible asset impairments	—	1,300	8,900	1,572	11,772

Operating income	$197,884	$248,266	$212,987	$224,612	$883,749
Income from continuing operations	$112,529	$144,042	$125,134	$130,147	$511,852
Loss from discontinued operations, net of tax	(1,473)	(655)	(6,327)	—	(8,455)

Net income	$111,056	$143,387	$118,807	$130,147	$503,397
Earnings per share from continuing operations:
Basic	$0.36	$0.48	$0.42	$0.44	$1.70
Diluted	$0.36	$0.47	$0.42	$0.44	$1.69
Earnings per share:
Basic	$0.36	$0.47	$0.40	$0.44	$1.67
Diluted	$0.36	$0.47	$0.40	$0.44	$1.66

(a)
The first quarter of fiscal 2009 includes $10.2 million of fees relating to prior period sales due to the execution of new agreements in the first quarter and a $15.5 million write-down of influenza vaccine inventory.

(b)	The second quarter of fiscal 2009 includes a charge of $2.8 million relating to the write-down of software.
Note 17. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 2012 Notes, the 2015 Notes, the 2019 Notes (together, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 6, (b) the foreign operating subsidiaries and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2010 and 2009 and the related statements of operations and cash flows for each of the three years in the period ended September 30, 2010.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2010
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Current assets:
Cash and cash equivalents	$1,552,122	$79,700	$26,360	$—	$1,658,182
Accounts receivable, net	227	1,303,333	2,523,924	—	3,827,484
Merchandise inventories	—	5,090,604	119,494	—	5,210,098
Prepaid expenses and other	87	49,753	2,746	—	52,586

Total current assets	1,552,436	6,523,390	2,672,524	—	10,748,350
Property and equipment, net	—	683,855	27,857	—	711,712
Goodwill and other intangible assets	—	2,708,901	136,442	—	2,845,343
Other assets	10,332	116,917	2,189	—	129,438
Intercompany investments and advances	2,404,018	1,905,733	23,401	(4,333,152)	—

Total assets	$3,966,786	$11,938,796	$2,862,413	$(4,333,152)	$14,434,843

Current liabilities:
Accounts payable	$—	$8,680,923	$152,362	$—	$8,833,285
Accrued expenses and other	(274,676)	634,437	9,255	—	369,016
Current portion of long-term debt	—	346	76	—	422
Deferred income taxes	—	703,621	—	—	703,621

Total current liabilities	(274,676)	10,019,327	161,693	—	9,906,344
Long-term debt, net of current portion	1,287,165	86	55,907	—	1,343,158
Other liabilities	—	228,768	2,276	—	231,044
Total stockholders’ equity	2,954,297	1,690,615	2,642,537	(4,333,152)	2,954,297

Total liabilities and stockholders’ equity	$3,966,786	$11,938,796	$2,862,413	$(4,333,152)	$14,434,843

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2009
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Current assets:
Cash and cash equivalents	$927,049	$58,900	$23,419	$—	$1,009,368
Accounts receivable, net	66	1,292,822	2,623,621	—	3,916,509
Merchandise inventories	—	4,856,637	116,183	—	4,972,820
Prepaid expenses and other	67	52,816	2,173	—	55,056

Total current assets	927,182	6,261,175	2,765,396	—	9,953,753
Property and equipment, net	—	589,838	29,400	—	619,238
Goodwill and other intangible assets	—	2,719,324	139,740	—	2,859,064
Other assets	9,645	129,817	1,223	—	140,685
Intercompany investments and advances	2,405,087	1,938,742	(152,302)	(4,191,527)	—

Total assets	$3,341,914	$11,638,896	$2,783,457	$(4,191,527)	$13,572,740

Current liabilities:
Accounts payable	$—	$8,360,776	$156,386	$—	$8,517,162
Accrued expenses and other	(271,952)	581,354	6,255	—	315,657
Current portion of long-term debt	—	346	722	—	1,068
Deferred income taxes	—	645,723	—	—	645,723

Total current liabilities	(271,952)	9,588,199	163,363	—	9,479,610
Long-term debt, net of current portion	897,397	412	279,124	—	1,176,933
Other liabilities	—	197,496	2,232	—	199,728
Total stockholders’ equity	2,716,469	1,852,789	2,338,738	(4,191,527)	2,716,469

Total liabilities and stockholders’ equity	$3,341,914	$11,638,896	$2,783,457	$(4,191,527)	$13,572,740

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal Year Ended September 30, 2010
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenue	$—	$76,268,384	$1,810,873	$(125,278)	$77,953,979
Cost of goods sold	—	73,993,459	1,603,878	—	75,597,337

Gross profit	—	2,274,925	206,995	(125,278)	2,356,642
Operating expenses:
Distribution, selling and administrative	—	1,228,523	64,583	(125,278)	1,167,828
Depreciation	—	66,610	3,394	—	70,004
Amortization	—	13,195	3,262	—	16,457
Facility consolidations, employee severance and other	—	(4,482)	—	—	(4,482)
Intangible asset impairments	—	3,200	—	—	3,200

Operating income	—	967,879	135,756	—	1,103,635
Other loss (income)	—	3,383	(11)	—	3,372
Interest expense, net	1,609	59,961	10,924	—	72,494

(Loss) income before income taxes and equity in earnings of subsidiaries	(1,609)	904,535	124,843	—	1,027,769
Income taxes	(563)	347,957	43,627	—	391,021
Equity in earnings of subsidiaries	637,794	—	—	(637,794)	—

Net income	$636,748	$556,578	$81,216	$(637,794)	$636,748

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal Year Ended September 30, 2009
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenue	$—	$70,282,349	$1,591,713	$(114,072)	$71,759,990
Cost of goods sold	—	68,248,235	1,411,680	—	69,659,915

Gross profit	—	2,034,114	180,033	(114,072)	2,100,075
Operating expenses:
Distribution, selling and administrative	—	1,173,009	61,303	(114,072)	1,120,240
Depreciation	—	60,552	2,936	—	63,488
Amortization	—	12,422	2,998	—	15,420
severance and other	—	3,996	1,410	—	5,406
Intangible asset impairments	—	10,200	1,572	—	11,772

Operating income	—	773,935	109,814	—	883,749
Other loss	—	1,305	63	—	1,368
Interest (income) expense, net	(3,040)	48,207	13,140	—	58,307

Income from continuing operations before income taxes and equity in earnings of subsidiaries	3,040	724,423	96,611	—	824,074
Income taxes	1,064	276,979	34,179	—	312,222
Equity in earnings of subsidiaries	501,421	—	—	(501,421)	—

Income from continuing operations	503,397	447,444	62,432	(501,421)	511,852
Loss from discontinued operations	—	(8,455)	—	—	(8,455)

Net income	$503,397	$438,989	$62,432	$(501,421)	$503,397

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal Year Ended September 30, 2008
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenue	$—	$68,383,860	$1,917,114	$(111,241)	$70,189,733
Cost of goods sold	—	66,427,143	1,715,588	—	68,142,731

Gross profit	—	1,956,717	201,526	(111,241)	2,047,002
Operating expenses:
Distribution, selling and administrative	—	1,165,604	65,030	(111,241)	1,119,393
Depreciation	—	62,227	2,727	—	64,954
Amortization	—	13,665	3,462	—	17,127
Facility consolidations, employee severance and other	—	12,377	—	—	12,377
Intangible asset impairments	—	3,130	2,160	—	5,290

Operating income	—	699,714	128,147	—	827,861
Other loss	—	1,991	36	—	2,027
Interest (income) expense, net	(17,630)	60,314	21,812	—	64,496

Income from continuing operations before income taxes and equity in earnings of subsidiaries	17,630	637,409	106,299	—	761,338
Income taxes	6,170	247,559	38,545	—	292,274
Equity in earnings of subsidiaries	239,099	—	—	(239,099)	—

Income from continuing operations	250,559	389,850	67,754	(239,099)	469,064
Loss from discontinued operations	—	(218,505)	—	—	(218,505)

Net income	$250,559	$171,345	$67,754	$(239,099)	$250,559

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended September 30, 2010
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net income	$636,748	$556,578	$81,216	$(637,794)	$636,748
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(637,701)	369,175	102,608	637,794	471,876

Net cash provided by (used in) operating activities	(953)	925,753	183,824	—	1,108,624

Capital expenditures	—	(181,260)	(3,375)	—	(184,635)
Proceeds from the sale of property and equipment	—	145	119	—	264

Net cash used in investing activities	—	(181,115)	(3,256)	—	(184,371)

Net long-term debt borrowings	389,032	—	—	—	389,032
Net repayments under revolving and securitization credit facilities	—	—	(225,993)	—	(225,993)
Other	(8,750)	(564)	(905)	—	(10,219)
Purchases of common stock	(470,356)	—	—	—	(470,356)
Exercise of stock options, including excess tax benefit	132,719	—	—	—	132,719
Cash dividends on common stock	(90,622)	—	—	—	(90,622)
Intercompany financing and advances	674,003	(723,274)	49,271	—	—

Net cash provided by (used in) financing activities	626,026	(723,838)	(177,627)	—	(275,439)

Increase (decrease) in cash and cash equivalents	625,073	20,800	2,941	—	648,814
Cash and cash equivalents at beginning of year	927,049	58,900	23,419	—	1,009,368

Cash and cash equivalents at end of year	$1,552,122	$79,700	$26,360	$—	$1,658,182

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended September 30, 2009
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net income	$503,397	$438,989	$62,432	$(501,421)	$503,397
Loss from discontinued operations	—	8,455	—	—	8,455

Income from continuing operations	503,397	447,444	62,432	(501,421)	511,852
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities	(436,182)	625,614	(411,709)	501,421	279,144

Net cash provided by (used in) operating activities — continuing operations	67,215	1,073,058	(349,277)	—	790,996
Net cash used in operating activities — discontinued operations	—	(7,233)	—	—	(7,233)

Net cash provided by (used in) operating activities	67,215	1,065,825	(349,277)	—	783,763

Capital expenditures	—	(138,865)	(6,972)	—	(145,837)
Cost of acquired company, net of cash acquired	—	—	(13,422)	—	(13,422)
Proceeds from the sale of PMSI	—	11,940	—	—	11,940
Proceeds from the sale of property and equipment	—	73	35	—	108

Net cash used in investing activities — continuing operations	—	(126,852)	(20,359)	—	(147,211)
Net cash used in investing activities — discontinued operations	—	(1,138)	—	—	(1,138)

Net cash used in investing activities	—	(127,990)	(20,359)	—	(148,349)

Net repayments under revolving and securitization credit facilities	—	—	(8,838)	—	(8,838)
Other	(3,506)	273	(1,109)	—	(4,342)
Purchases of common stock	(450,350)	—	—	—	(450,350)
Exercise of stock options, including excess tax benefit	22,066	—	—	—	22,066
Cash dividends on common stock	(62,696)	—	—	—	(62,696)
Intercompany financing and advances	634,750	(979,831)	345,081	—	—

Net cash provided by (used in) financing activities	140,264	(979,558)	335,134	—	(504,160)

Increase (decrease) in cash and cash equivalents	207,479	(41,723)	(34,502)	—	131,254
Cash and cash equivalents at beginning of year	719,570	100,623	57,921	—	878,114

Cash and cash equivalents at end of year	$927,049	$58,900	$23,419	$—	$1,009,368

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended September 30, 2008
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net income	$250,559	$171,345	$67,754	$(239,099)	$250,559
Loss from discontinued operations	—	218,505	—	—	218,505

Income from continuing operations	250,559	389,850	67,754	(239,099)	469,064
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities	(290,515)	190,561	111,415	239,099	250,560

Net cash (used in) provided by operating activities — continuing operations	(39,956)	580,411	179,169	—	719,624
Net cash provided by operating activities — discontinued operations	—	17,445	—	—	17,445

Net cash (used in) provided by operating activities	(39,956)	597,856	179,169	—	737,069

Capital expenditures	—	(128,214)	(9,095)	—	(137,309)
Cost of acquired company, net of cash acquired	—	(169,230)	—	—	(169,230)
Proceeds from sales of investment securities available-for-sale	467,419	—	—	—	467,419
Proceeds from the sales of other assets	—	1,878	—	—	1,878
Proceeds from the sales of property and equipment	—	2,964	56	—	3,020

Net cash provided by (used in) investing activities — continuing operations	467,419	(292,602)	(9,039)	—	165,778
Net cash used in investing activities — discontinued operations	—	(2,357)	—	—	(2,357)

Net cash provided by (used in) investing activities	467,419	(294,959)	(9,039)	—	163,421

Net repayments under revolving and securitization credit facilities	—	—	(16,396)	—	(16,396)
Other	(932)	(602)	(523)	—	(2,057)
Purchases of common stock	(679,684)	—	—	—	(679,684)
Exercise of stock options, including excess tax benefit	84,394	—	—	—	84,394
Cash dividends on common stock	(48,674)	—	—	—	(48,674)
Intercompany financing and advances	436,757	(259,768)	(176,989)	—	—

Net cash used in financing activities — continuing operations	(208,139)	(260,370)	(193,908)	—	(662,417)
Net cash used in financing activities — discontinued operations	—	(163)	—	—	(163)

Net cash used in financing activities	(208,139)	(260,533)	(193,908)	—	(662,580)

Increase (decrease) in cash and cash equivalents	219,324	42,364	(23,778)	—	237,910
Cash and cash equivalents at beginning of year	500,246	58,259	81,699	—	640,204

Cash and cash equivalents at end of year	$719,570	$100,623	$57,921	$—	$878,114

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2010 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
AmerisourceBergen’s management assessed the effectiveness of AmerisourceBergen’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that AmerisourceBergen’s internal control over financial reporting was effective as of September 30, 2010. AmerisourceBergen’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen’s internal control over financial reporting. This report is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of AmerisourceBergen Corporation
We have audited internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerisourceBergen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010 and our report dated November 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 23, 2010

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2011 annual meeting of stockholders (the “2011 Proxy Statement”) including information under “Election of Directors,” “Additional Information about the Directors, the Board and the Board Committees,” “Codes of Ethics,” “Audit Matters,” and “Section 16 (a) Beneficial Reporting Compliance,” is incorporated herein by reference. We will file the 2011 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
Information contained in the 2011 Proxy Statement, including information appearing under “Compensation Matters” and “Executive Compensation” in the 2011 Proxy Statement, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2011 Proxy Statement, including information appearing under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2011 Proxy Statement, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2011 Proxy Statement, including information appearing under “Additional Information about the Directors, the Board, and the Board Committees,” “Corporate Governance,” “Agreements with Employees” and “Certain Transactions” in the 2011 Proxy Statement, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2011 Proxy Statement, including information appearing under “Audit Matters” in the 2011 Proxy Statement, is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on March 9, 2010).

4.1
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

4.2
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

4.3	Form of 5 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.4	Form of 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.5
Exchange and Registration Rights Agreement, dated September 14, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, and Lehman Brothers Inc. on behalf of the Initial Purchasers under the Purchase Agreement dated September 8, 2005 (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.6
Underwriting Agreement, dated November 16, 2009, between the Registrant and J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2009).

4.7
Indenture, dated as of November 19, 2009, among the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 23, 2009).

4.8
First Supplemental Indenture, dated as of November 19, 2009, among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 23, 2009).

4.9	Form of 4.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 23, 2009).

Exhibit
Number	Description
‡10.1	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).

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

‡10.4	AmeriSource Health Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of AmeriSource Health Corporation, filed May 4, 2001).

‡10.5
Bergen Brunswig Corporation 1999 Management Stock Incentive Plan (incorporated by reference to Annex F to Registration Statement No. 333-7445 of Form S-4 of Bergen Brunswig Corporation dated March 16, 1999).

‡10.6
AmerisourceBergen Corporation 2001 Non-Employee Directors’ Stock Option Plan, as amended and restated November 9, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

‡10.7
AmerisourceBergen Corporation 2001 Restricted Stock Plan, as amended and restated as of November 12, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.8
AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.9
AmerisourceBergen Corporation Supplemental 401(k) Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

‡10.10
Registrant’s 2002 Employee Stock Purchase Plan, as amended, dated as of January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

‡10.11
AmerisourceBergen Corporation Management Incentive Plan, effective as of February 19, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2009).

‡10.12
Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and R. David Yost (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.13
Letter Agreement, dated January 7, 2009, between the Registrant and R. David Yost (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.14
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

‡10.16
Letter Agreement, dated January 7, 2009, between the Registrant and Michael D. DiCandilo (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.17	Second Amendment and Restatement of Employment Agreement, dated and effective as of November 11, 2010, between the Registrant and Steven H. Collis.

Exhibit
Number	Description
‡10.18
Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.19
Letter Agreement, dated January 7, 2009, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.20	Employment Agreement, dated as of February 1, 2010, between the Registrant and June Barry.

‡10.21	Employment Agreement, dated as of April 8, 2010, between the Registrant and James D. Frary.

10.22
Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarter Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

10.23
First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation as Originator (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.24
Amended and Restated Receivables Purchase Agreement, dated as of April 29, 2010, among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Bank of America, National Association, as Administrator and various purchaser groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.25
Performance Undertaking, dated July 10, 2003, executed by the Registrant, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

10.26
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

10.27
Credit Agreement dated as of April 21, 2005 between J.M. Blanco, Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.28
Credit Agreement, dated as of November 14, 2006, among Registrant, JP Morgan Chase Bank, N.A., J. P. Morgan Europe Limited, The Bank of Nova Scotia and the other financial institutions party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

10.29
First Amendment and Waiver, dated as of April 15, 2010, to the Credit Agreement, dated as of November 14, 2006, among the Registrant, the Borrowing Subsidiaries party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, and The Bank of Nova Scotia, as Canadian Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.30
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

10.31
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

Exhibit
Number	Description
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

101
Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

AMERISOURCEBERGEN CORPORATION
Date: November 23, 2010	By:	/s/ R. DAVID YOST R. David Yost Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 23, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ R. David Yost R. David Yost	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael D. DiCandilo Michael D. DiCandilo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Tim G. Guttman Tim G. Guttman	Vice President, Corporate Controller

/s/ Richard W. Gochnauer Richard W. Gochnauer	Director

/s/ Richard C. Gozon Richard C. Gozon	Director and Chairman

/s/ Charles H. Cotros Charles H. Cotros	Director

/s/ Edward E. Hagenlocker Edward E. Hagenlocker	Director

/s/ Jane E. Henney, M.D. Jane E. Henney, M.D.	Director

/s/ Kathleen W. Hyle Kathleen W. Hyle	Director

/s/ Michael J. Long Michael J. Long	Director

/s/ Henry W. McGee Henry W. McGee	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions-	End of
Description	of Period	Expenses (1)	Accounts (2)	Describe (3)	Period
	(In thousands)
Year Ended September 30, 2010
Allowance for doubtful accounts	$90,998	$43,124	$—	$(37,777)	$96,345

Year Ended September 30, 2009
Allowance for doubtful accounts	$111,128	$31,830	$—	$(51,960)	$90,998

Year Ended September 30, 2008
Allowance for doubtful accounts	$98,698	$27,630	$2,573	$(17,773)	$111,128

(1)	Represents the provision for doubtful accounts.

(2)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)	Represents accounts written off during year, net of recoveries.