Form 10-Q
period 2010-12-31
AMERISOURCEBERGEN CORP
filed 2011-02-08
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2011 was 274,094,567.

AMERISOURCEBERGEN CORPORATION

Page No.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets, December 31, 2010 and September 30, 2010	2

Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009	3

Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

SIGNATURES	30

Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands, except share and per share data)	2010	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,400,895	$1,658,182
Accounts receivable, less allowances for returns and doubtful accounts: $371,563 at December 31, 2010 and $366,477 at September 30, 2010	3,551,315	3,827,484
Merchandise inventories	5,440,751	5,210,098
Prepaid expenses and other	35,212	52,586

Total current assets	10,428,173	10,748,350

Property and equipment, at cost:
Land	36,164	36,407
Buildings and improvements	308,692	307,448
Machinery, equipment and other	889,658	841,586

Total property and equipment	1,234,514	1,185,441
Less accumulated depreciation	(497,702)	(473,729)

Property and equipment, net	736,812	711,712

Goodwill and other intangible assets	2,845,423	2,845,343
Other assets	121,911	129,438

TOTAL ASSETS	$14,132,319	$14,434,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,467,004	$8,833,285
Accrued expenses and other	338,461	369,016
Current portion of long-term debt	115,379	422
Deferred income taxes	720,061	703,621

Total current liabilities	9,640,905	9,906,344

Long-term debt, net of current portion	1,287,410	1,343,158
Other liabilities	241,998	231,044

Stockholders’ equity:
Common stock, $0.01 par value — authorized: 600,000,000 shares; issued and outstanding: 491,970,200 shares and 273,702,931 shares at December 31, 2010, respectively, and 489,831,248 shares and 277,521,183 shares at September 30, 2010, respectively	4,920	4,898
Additional paid-in capital	3,953,121	3,899,381
Retained earnings	3,598,651	3,465,886
Accumulated other comprehensive loss	(35,834)	(42,536)

	7,520,858	7,327,629
Treasury stock, at cost: 218,267,269 shares at December 31, 2010 and 212,310,065 shares at September 30, 2010	(4,558,852)	(4,373,332)

Total stockholders’ equity	2,962,006	2,954,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,132,319	$14,434,843

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 31,
(in thousands, except per share data)	2010	2009

Revenue	$19,888,609	$19,335,859
Cost of goods sold	19,308,377	18,772,489

Gross profit	580,232	563,370
Operating expenses:
Distribution, selling, and administrative	278,033	280,239
Depreciation	21,304	16,658
Amortization	4,129	4,139
Facility consolidations, employee severance and other	—	(48)

Operating income	276,766	262,382
Other (income) loss	(1,667)	277
Interest expense, net	19,144	17,267

Income before income taxes	259,289	244,838
Income taxes	98,789	93,531

Net income	$160,500	$151,307

Earnings per share:
Basic	$0.58	$0.53
Diluted	$0.57	$0.52

Weighted average common shares outstanding:
Basic	275,605	286,955
Diluted	280,693	291,287

Cash dividends declared per share of common stock	$0.10	$0.08
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2010	2009

OPERATING ACTIVITIES
Net income	$160,500	$151,307
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, including amounts charged to cost of goods sold	24,517	19,820
Amortization, including amounts charged to interest expense	5,342	5,384
Provision for doubtful accounts	4,963	9,387
Provision for deferred income taxes	20,296	17,511
Share-based compensation	6,780	7,176
Other	(887)	2,630
Changes in operating assets and liabilities:
Accounts receivable	275,792	371,936
Merchandise inventories	(227,739)	(391,153)
Prepaid expenses and other assets	24,956	22,499
Accounts payable, accrued expenses, and income taxes	(399,651)	(254,538)
Other liabilities	5,931	(3,648)

NET CASH USED IN OPERATING ACTIVITIES	(99,200)	(41,689)

INVESTING ACTIVITIES
Capital expenditures	(50,091)	(42,574)
Other	—	127

NET CASH USED IN INVESTING ACTIVITIES	(50,091)	(42,447)

FINANCING ACTIVITIES
Long-term debt borrowings	—	396,696
Borrowings under revolving and securitization credit facilities	343,413	290,074
Repayments under revolving and securitization credit facilities	(285,012)	(491,704)
Purchases of common stock	(185,362)	(144,626)
Exercises of stock options, including excess tax benefits of $10,508 and $5,050 in fiscal 2011 and 2010, respectively	46,982	30,416
Cash dividends on common stock	(27,735)	(23,149)
Debt issuance costs and other	(282)	(3,372)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(107,996)	54,335

DECREASE IN CASH AND CASH EQUIVALENTS	(257,287)	(29,801)
Cash and cash equivalents at beginning of period	1,658,182	1,009,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,400,895	$979,567

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows for the interim periods ended December 31, 2010 and 2009 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.
The Company has four operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), AmerisourceBergen Consulting Services (“ABCS”), and AmerisourceBergen Packaging Group (“ABPG”). The Company has aggregated the operating results of all of its operating segments into one reportable segment, Pharmaceutical Distribution, which represents the consolidated operating results of the Company. The businesses of the Pharmaceutical Distribution operating segments are similar in that they service both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel.
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Income Taxes
The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. In fiscal 2010, the U.S. Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for fiscal 2006, 2007 and 2008. No significant adjustments were made resulting from the IRS examination. In Canada, the Company is currently under examination for fiscal years 2007 and 2008.
As of December 31, 2010, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $49.4 million ($33.7 million net of federal benefit, which, if recognized, would reduce income tax expense). Included in this amount is $12.7 million of interest and penalties, which the Company records in income tax expense. During the three months ended December 31, 2010, unrecognized tax benefits decreased by $6.5 million. During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $8.4 million.
Note 3. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the three months ended December 31, 2010 (in thousands):

Goodwill at September 30, 2010	$2,544,367

Foreign currency translation	2,470

Goodwill at December 31, 2010	$2,546,837

Following is a summary of other intangible assets (in thousands):

	December 31, 2010			September 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangibles-trade names	$238,389	$—	$238,389	$238,355	$—	$238,355
Finite-lived intangibles:
Customer relationships	122,414	(72,526)	49,888	121,940	(69,207)	52,733
Other	37,796	(27,487)	10,309	36,330	(26,442)	9,888

Total other intangible assets	$398,599	$(100,013)	$298,586	$396,625	$(95,649)	$300,976

Amortization expense for other intangible assets was $4.1 million in the three months ended December 31, 2010 and 2009. Amortization expense for other intangible assets is estimated to be $16.0 million in fiscal 2011, $14.1 million in fiscal 2012, $12.0 million in fiscal 2013, $8.4 million in fiscal 2014, $3.8 million in fiscal 2015, and $10.0 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4. Debt
Debt consisted of the following (in thousands):

	December 31,	September 30,
	2010	2010

Blanco revolving credit facility at 2.26% due 2011	$55,000	$55,000
Receivables securitization facility due 2011	—	—
Multi-currency revolving credit facility at 3.00% due 2011	60,032	907
$392,326, 5 5/8% senior notes due 2012	391,760	391,682
$500,000, 5 7/8% senior notes due 2015	498,631	498,568
$400,000, 4 7/8% senior notes due 2019	396,981	396,915
Other	385	508

Total debt	1,402,789	1,343,580
Less current portion	115,379	422

Total, net of current portion	$1,287,410	$1,343,158

The Company has a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Amounts outstanding under the Multi-Currency Revolving Credit Facility are classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2010 as the Company seeks to renew this facility in fiscal 2011 at available market rates. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (32 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2010). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 6 basis points to 15 basis points of the total commitment (8 basis points at December 31, 2010). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”), which expires in April 2011 and which it intends to renew at available market rates. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 125 basis points. The Company pays a commitment fee of 60 basis points to maintain the availability under the Receivables Securitization Facility. At December 31, 2010, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.
The Blanco revolving credit facility (the “Blanco Credit Facility”), which the Company intends to refinance, expires in April 2011. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (200 basis points over LIBOR at December 31, 2010).

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5. Stockholders’ Equity and Earnings per Share
The following table illustrates comprehensive income for the three months ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net income	$160,500	$151,307
Foreign currency translation adjustments and other	6,702	3,278

Comprehensive income	$167,202	$154,585

In November 2009, the Company’s board of directors increased the quarterly dividend by 33% from $0.06 per share to $0.08 per share. In November 2010, the Company’s board of directors authorized another increase in the quarterly dividend by 25% to $0.10 per share.
In November 2009, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2010, the Company purchased 14.4 million shares under this program for a total of $401.9 million. During the three months ended December 31, 2010, the Company purchased 3.2 million shares for $98.1 million to complete its authorization under this program.
In September 2010, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2010, the Company purchased 2.8 million shares for $87.1 million under the new program.
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, and restricted stock units.

	Three months ended
	December 31,
(in thousands)	2010	2009
Weighted average common shares outstanding — basic	275,605	286,955
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	5,088	4,332

Weighted average common shares outstanding — diluted	280,693	291,287

The potentially dilutive stock options that were antidilutive for the three months ended December 31, 2010 and 2009 were 3.5 million and 3.3 million, respectively.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Legal Matters and Contingencies
In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses; however, there can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations for that period or on the Company’s financial condition.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Note 7. Litigation Settlements
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
Note 8. Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at December 31, 2010 and September 30, 2010 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $1,266.3 million and $1,552.4 million of investments in money market accounts as of December 31, 2010 and September 30, 2010, respectively. The fair values of the money market accounts were determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 investments. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 4) and the corresponding fair value as of December 31, 2010 were $1,402.8 million and $1,494.3 million, respectively. The recorded amount of debt and the corresponding fair value as of September 30, 2010 were $1,343.6 million and $1,486.3 million, respectively.
Note 9. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), and 4 7/8% senior notes due November 15, 2019 (the “2019 Notes” and, together with the 2012 Notes and 2015 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of any of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of any of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2010 and September 30, 2010, statements of operations for the three months ended December 31, 2010 and 2009, and statements of cash flows for the three months ended December 31, 2010 and 2009.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SUMMARY CONSOLIDATING BALANCE SHEETS:

	December 31, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$1,260,640	$68,479	$71,776	$—	$1,400,895
Accounts receivable, net	145	946,619	2,604,551	—	3,551,315
Merchandise inventories	—	5,302,302	138,449	—	5,440,751
Prepaid expenses and other	222	32,785	2,205	—	35,212

Total current assets	1,261,007	6,350,185	2,816,981	—	10,428,173

Property and equipment, net	—	709,122	27,690	—	736,812
Goodwill and other intangible assets	—	2,707,054	138,369	—	2,845,423
Other assets	9,577	110,506	1,828	—	121,911
Intercompany investments and advances	2,704,131	1,829,633	(33,046)	(4,500,718)	—

Total assets	$3,974,715	$11,706,500	$2,951,822	$(4,500,718)	$14,132,319

Current liabilities:
Accounts payable	$69	$8,321,217	$145,718	$—	$8,467,004
Accrued expenses and other	(274,737)	605,680	7,518	—	338,461
Current portion of long-term debt	—	347	115,032	—	115,379
Deferred income taxes	5	720,056	—	—	720,061

Total current liabilities	(274,663)	9,647,300	268,268	—	9,640,905

Long-term debt, net of current portion	1,287,372	31	7	—	1,287,410
Other liabilities	—	239,551	2,447	—	241,998

Total stockholders’ equity	2,962,006	1,819,618	2,681,100	(4,500,718)	2,962,006

Total liabilities and stockholders’ equity	$3,974,715	$11,706,500	$2,951,822	$(4,500,718)	$14,132,319

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2010
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$19,451,810	$469,244	$(32,445)	$19,888,609
Cost of goods sold	—	18,891,139	417,238	—	19,308,377

Gross profit	—	560,671	52,006	(32,445)	580,232
Operating expenses:
Distribution, selling, and administrative	—	295,399	15,079	(32,445)	278,033
Depreciation	—	20,453	851	—	21,304
Amortization	—	3,344	785	—	4,129

Operating income	—	241,475	35,291	—	276,766
Other income	—	(1,666)	(1)	—	(1,667)
Interest expense, net	389	16,210	2,545	—	19,144

(Loss) income before income taxes and equity in earnings of subsidiaries	(389)	226,931	32,747	—	259,289
Income taxes	(136)	87,236	11,689	—	98,789
Equity in earnings of subsidiaries	160,753	—	—	(160,753)	—

Net income	$160,500	$139,695	$21,058	$(160,753)	$160,500

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended December 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$18,906,972	$459,828	$(30,941)	$19,335,859
Cost of goods sold	—	18,363,112	409,377	—	18,772,489

Gross profit	—	543,860	50,451	(30,941)	563,370
Operating expenses:
Distribution, selling, and administrative	—	293,595	17,585	(30,941)	280,239
Depreciation	—	15,827	831	—	16,658
Amortization	—	3,260	879	—	4,139
Facility consolidations, employee severance and other	—	(48)	—	—	(48)

Operating income	—	231,226	31,156	—	262,382
Other loss (income)	—	279	(2)	—	277
Interest expense, net	550	13,585	3,132	—	17,267

(Loss) income before income taxes and equity in earnings of subsidiaries	(550)	217,362	28,026	—	244,838
Income taxes	(193)	83,535	10,189	—	93,531
Equity in earnings of subsidiaries	151,664	—	—	(151,664)	—

Net income	$151,307	$133,827	$17,837	$(151,664)	$151,307

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$160,500	$139,695	$21,058	$(160,753)	$160,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(160,043)	(155,002)	(105,408)	160,753	(259,700)

Net cash provided by (used in) operating activities	457	(15,307)	(84,350)	—	(99,200)

Capital expenditures	—	(49,252)	(839)	—	(50,091)

Net cash used in investing activities	—	(49,252)	(839)	—	(50,091)

Net borrowings under revolving and securitization credit facilities	—	—	58,401	—	58,401
Purchases of common stock	(185,362)	—	—	—	(185,362)
Exercises of stock options, including excess tax benefit	46,982	—	—	—	46,982
Cash dividends on common stock	(27,735)	—	—	—	(27,735)
Debt issuance costs and other	(158)	(119)	(5)	—	(282)
Intercompany financing and advances	(125,666)	53,457	72,209	—	—

Net cash (used in) provided by financing activities	(291,939)	53,338	130,605	—	(107,996)

(Decrease) increase in cash and cash equivalents	(291,482)	(11,221)	45,416	—	(257,287)
Cash and cash equivalents at beginning of period	1,552,122	79,700	26,360	—	1,658,182

Cash and cash equivalents at end of period	$1,260,640	$68,479	$71,776	$—	$1,400,895

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three months ended December 31, 2009
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$151,307	$133,827	$17,837	$(151,664)	$151,307
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(152,529)	(408,333)	216,202	151,664	(192,996)

Net cash (used in) provided by operating activities	(1,222)	(274,506)	234,039	—	(41,689)

Capital expenditures	—	(41,388)	(1,186)	—	(42,574)
Other	—	15	112	—	127

Net cash used in investing activities	—	(41,373)	(1,074)	—	(42,447)

Long-term debt borrowings	396,696	—	—	—	396,696
Net repayments under revolving and securitization credit facilities	—	—	(201,630)	—	(201,630)
Purchases of common stock	(144,626)	—	—	—	(144,626)
Exercises of stock options, including excess tax benefit	30,416	—	—	—	30,416
Cash dividends on common stock	(23,149)	—	—	—	(23,149)
Debt issuance costs and other	(4,110)	741	(3)	—	(3,372)
Intercompany financing and advances	(323,961)	346,154	(22,193)	—	—

Net cash (used in) provided by financing activities	(68,734)	346,895	(223,826)	—	54,335

(Decrease) increase in cash and cash equivalents	(69,956)	31,016	9,139	—	(29,801)
Cash and cash equivalents at beginning of period	927,049	58,900	23,419	—	1,009,368

Cash and cash equivalents at end of period	$857,093	$89,916	$32,558	$—	$979,567

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
We are a pharmaceutical services company providing drug distribution and related healthcare services and solutions to our pharmacy, physician, and manufacturer customers, which are based primarily in the United States and Canada. We are organized based upon the products and services that we provide to our customers. Substantially all of our operations are located in the United States and Canada. We also have a pharmaceutical packaging operation in the United Kingdom.
Pharmaceutical Distribution
Our operations are comprised of one reportable segment, Pharmaceutical Distribution. The Pharmaceutical Distribution reportable segment represents the consolidated operating results of the Company and is comprised of four operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), AmerisourceBergen Consulting Services (“ABCS”) and AmerisourceBergen Packaging Group (“ABPG”). Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes. Prior to fiscal 2011, the business operations of ABCS were included within ABSG.
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
ABSG, through a number of individual operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals and vaccines. Additionally, ABSG provides third party logistics and other services for biotech and other pharmaceutical manufacturers.
ABCS provides commercialization support services including reimbursement strategy, outcomes research, contract field staffing, reimbursement support programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotech manufacturers.
ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC and, as a result, its operations are closely aligned with the operations of ABDC. Anderson and Brecon (based in the United Kingdom) are leading providers of contract packaging and clinical trials services for pharmaceutical manufacturers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary Financial Information

	Three months ended December 31,
(dollars in thousands)	2010	2009	Change

Revenue	$19,888,609	$19,335,859	2.9%

Gross profit	$580,232	$563,370	3.0%

Operating income	$276,766	$262,382	5.5%

Percentages of revenue:
Gross profit	2.92%	2.91%
Operating expenses	1.53%	1.56%
Operating income	1.39%	1.36%
Results of Operations
Revenue of $19.9 billion in the quarter ended December 31, 2010 increased 3% from the prior year quarter. The increase in revenue was due to the 5% revenue growth of ABDC, offset in part by the 4% revenue decline of ABSG. During the quarter ended December 31, 2010, 70% of revenue was from sales to institutional customers and 30% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 69% institutional and 31% retail. Sales to institutional customers increased 4% in the current year quarter and sales to retail customers were relatively flat in comparison to the prior year quarter.
ABDC’s revenue increased by 5% from the prior year quarter due to overall pharmaceutical market growth and the above market growth of a few of our largest customers, primarily our institutional customers.
ABSG’s revenue of $3.8 billion in the quarter ended December 31, 2010 decreased 4% from the prior year quarter primarily due to a decline in its third party logistics business resulting from the September 2010 discontinuance of its contract with a customer that has transitioned to a direct manufacturer distribution model. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower growth or reduced revenues.
We continue to expect to grow our revenues between 2% and 4% in fiscal 2011. Our estimated revenue growth in fiscal 2011 reflects the growth rate of the overall pharmaceutical market and the September 2010 discontinuance of our contract with an ABSG third party logistics customer, as noted above. This customer loss will impact our revenue growth and ABSG’s revenue growth in fiscal 2011 by approximately 1% and 5%, respectively. Our expected growth reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth also may be impacted, among other things, by industry competition and changes in customer mix. Industry sales in the United States, as recently estimated by industry data firm IMS Healthcare, Inc. (“IMS”), are expected to grow annually between 2% and 5% through 2014. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in Federal government rules and regulations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross profit of $580.2 million in the quarter ended December 31, 2010 increased by $16.9 million or 3% from the prior year quarter. This increase was in large part attributable to our revenue growth, the continued strong growth and profitability of our generic programs (with generic revenue increasing by 10% in comparison to the prior year quarter), increased contributions from our fee-for-service agreements, and favorable price appreciation. All of the above was offset in part by normal competitive pressures on customer margins and lower first quarter gross profit from specialty generics versus the prior year quarter, as further described below. In August 2009, a generic oncology drug, Oxaliplatin, was introduced (launched) and ABSG’s gross profit significantly benefited from this generic launch in the prior year quarter ended December 31, 2009. In the quarter ended December 31, 2010, a new generic oncology drug, Gemcitabine, was launched and benefited ABSG’s gross profit. The gross profit benefit achieved collectively from Oxaliplatin and Gemcitabine in the quarter ended December 31, 2010 was lower than the benefit achieved from Oxaliplatin alone in the prior year quarter by approximately $20 million. While we expect an increase in the number of brand to generic conversions in the future, the amount of gross profit attributable to each generic launch can cause significant variability in our results of operations. Additionally, in the quarter ended December 31, 2010, our gross profit was impacted by a non-recurring $12 million benefit in connection with a customer being acquired by a third party. Lastly, in the prior year quarter, we recognized a gain of $1.5 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction to cost of goods sold. We are unable to estimate future gains, if any, we will recognize as a result of antitrust settlements (see Note 7 of the Notes to Consolidated Financial Statements).
As a percentage of revenue, our gross profit margin of 2.92% in the quarter ended December 31, 2010 improved by 1 basis point from the prior year quarter due to the strong growth and profitability of our generic programs and favorable price appreciation. These factors more than offset the impact of lower gross profit from specialty generics as noted above, the above market growth of some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins.
Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $9.9 million and $7.8 million in the quarters ended December 31, 2010 and 2009, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.
In July 2010 and October 2010, we implemented the first and second phases of our Business Transformation project and our new enterprise resource planning (“ERP”) platform. As a result, we started to depreciate a significant portion of our capitalized project costs in the fourth quarter of fiscal 2010. Additionally, we started to incur other significant costs to support our new ERP platform as we have begun the transition from our legacy information systems to our ERP platform. This transition is expected to last through the end of calendar 2012. The incremental costs of maintaining dual information technology platforms, including depreciation, are expected to be approximately $40 million per year during the transition period. We intend to mitigate the impact of these incremental costs by reducing expenses elsewhere, but there can be no assurance that we will be able to do so.
Operating expenses of $303.5 million in the quarter ended December 31, 2010 increased by $2.5 million or 1% from the prior year quarter due to the incremental costs of maintaining dual information technology platforms, including depreciation, and were offset in part by a $4.4 million reduction of bad debt expense and a reduction in incentive compensation costs. As a percentage of revenue, operating expenses were 1.53% in the quarter ended December 31, 2010 and represented a 3 basis point decline in our operating expense ratio from the prior year quarter, reflecting our strong operating leverage particularly within ABDC. Our operating leverage has benefited from significant productivity increases achieved from our highly automated distribution facilities.
Operating income of $276.8 million in the quarter ended December 31, 2010 increased 5.5% from the prior year quarter due to the increase in our gross profit. As a percentage of revenue, operating income increased 3 basis points to 1.39% in the quarter ended December 31, 2010 from the prior year quarter due to the decrease in our operating expense ratio and the increase in our gross profit margin.
Other income of $1.7 million in the quarter ended December 31, 2010 included a $1.9 million gain resulting from payments received in excess of amounts accrued on a note receivable relating to a prior business disposition.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest expense, interest income, and the respective weighted-average interest rates in the quarters ended December 31, 2010 and 2009 were as follows (in thousands):

	2010		2009
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$19,738	5.33%	$17,642	4.77%
Interest income	(594)	0.24%	(375)	0.18%

Interest expense, net	$19,144		$17,267

Interest expense increased from the prior year quarter primarily due to an increase of $187.4 million of fixed interest rate average borrowings as our $400 million senior notes due 2019 (which were issued in November 2009) were outstanding for the entire current quarter. Interest costs capitalized relating to our Business Transformation project of $1.0 million and $1.3 million in the quarters ended December 31, 2010 and 2009 had the effect of reducing interest expense for those periods, respectively. We expect to capitalize significantly less interest costs related to our Business Transformation project in fiscal 2011, since we began to implement our new ERP platform in the fourth quarter of fiscal 2010. Interest income increased from the prior year quarter primarily due to an increase in the weighted-average interest rate and an increase in average invested cash of $125.9 million.
Income taxes in the quarter ended December 31, 2010 reflect an effective income tax rate of 38.1%, compared to 38.2% in the prior year quarter. We expect that our effective tax rate in fiscal 2011 will be approximately 38.4%.
Net income of $160.5 million in the quarter ended December 31, 2010 increased 6% from the prior year quarter primarily due to the increase in operating income. Diluted earnings per share of $0.57 in the quarter ended December 31, 2010 increased 10% from $0.52 per share in the prior year quarter. The difference between diluted earnings per share growth and the increase in net income for the quarter ended December 31, 2010 was primarily due to the 4% reduction in weighted average common shares outstanding, primarily from purchases of our common stock, net of the impact of stock option exercises over the past twelve months.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
The following table illustrates our debt structure at December 31, 2010, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability

Fixed-Rate Debt:
$392,326, 5 5/8% senior notes due 2012	$391,760	$—
$500,000, 5 7/8% senior notes due 2015	498,631	—
$400,000, 4 7/8% senior notes due 2019	396,981	—
Other	385	—

Total fixed-rate debt	1,287,757	—

Variable-Rate Debt:
Blanco revolving credit facility due 2011	55,000	—
Multi-currency revolving credit facility due 2011	60,032	623,381
Receivables securitization facility due 2011	—	700,000
Other	—	1,561

Total variable-rate debt	115,032	1,324,942

Total debt, including current portion	$1,402,789	$1,324,942

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.
We have a $695 million multi-currency senior unsecured revolving credit facility, which expires in November 2011, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Amounts outstanding under the Multi-Currency Revolving Credit Facility are classified in the current portion of long-term debt on the consolidated balance sheet at December 31, 2010 as we seek to renew this facility. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 19 basis points to 60 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (32 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2010). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay quarterly facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points of the total commitment (8 basis points at December 31, 2010). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
We have a $700 million receivables securitization facility (“Receivables Securitization Facility”), which expires in April 2011. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 125 basis points. We pay a commitment fee of 60 basis points to maintain the availability under the Receivables Securitization Facility. At December 31, 2010, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) expires in April 2011. Borrowings under the Blanco Credit Facility are guaranteed by us. Interest on borrowings under this facility continues to be 200 basis points over LIBOR.
In fiscal 2011, we intend to renew the Multi-Currency Revolving Credit Facility, the Receivables Securitization Facility, and the Blanco Credit Facility at available market rates, which may be higher than the rates currently available to us.
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
Our primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new ERP platform) and routine growth and expansion through new business opportunities. In September 2010, our board of directors approved a new program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. We currently expect to purchase approximately $400 million of our common stock in fiscal 2011. During the three months ended December 31, 2010, we purchased $185.2 million of our common stock, of which $98.1 million was purchased to close out our prior November 2009 share repurchase program and $87.1 million was purchased under the current $500 million share repurchase program. As of December 31, 2010, we had $412.9 million of availability remaining on our current $500 million share repurchase program. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.
Our most significant market risk historically has been the effect of fluctuations in interest rates relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At December 31, 2010, we had $115.0 million of variable-rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at December 31, 2010.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.4 billion in cash and cash equivalents at December 31, 2010. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at December 31, 2010. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at December 31, 2010 (in thousands):

	Payments Due by Period
		Within 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Debt, including interest payments	$1,776,211	$188,278	$512,183	$597,750	$478,000
Operating leases	226,114	47,222	68,254	48,403	62,235
Other commitments	400,608	200,129	164,288	36,191	—

Total	$2,402,933	$435,629	$744,725	$682,344	$540,235

We have commitments to purchase product from influenza vaccine manufacturers for the 2011/2012 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements, as amended, will be approximately $45.4 million as of December 31, 2010. These influenza vaccine commitments are included in “Other commitments” in the above table.
We have commitments to purchase blood products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $224.9 million as of December 31, 2010. These blood product commitments are included in “Other commitments” in the above table.
We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new ERP platform. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $126.7 million as of December 31, 2010 and is included in “Other commitments” in the above table.
Our liability for uncertain tax positions was $49.4 million (including interest and penalties) as of December 31, 2010. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above table.
During the quarter ended December 31, 2010, our operating activities used $99.2 million of cash in comparison to cash used of $41.7 million in the prior year quarter. Cash used in operations during the quarter ended December 31, 2010 was principally the result of a decrease in accounts payable, accrued expenses and income taxes of $399.7 million and an increase in merchandise inventories of $227.7 million, offset in part by a decrease in accounts receivable of $275.8 million, net income of $160.5 million, and non-cash items of $61.0 million. The decrease in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers, particularly at ABSG, where significant inventory purchases made in fiscal 2010 were paid for in the December 2010 quarter. ABSG’s accounts payable declined by approximately $300 million from September 30, 2010 to December 31, 2010. The average number of days payable outstanding in the quarter ended December 31, 2010 decreased by 1 day from the prior year quarter. Merchandise inventories increased primarily due to our revenue growth and, consistent with prior years, we increased our inventory due to seasonal needs, yet the average number of inventory days on hand in the quarter ended December 31, 2010 decreased by 1 day from the prior year quarter. Despite the increase in revenue in the quarter ended December 31, 2010, accounts receivable declined from September 30, 2010, reflecting customer mix and timing of cash receipts, while the average number of days sales outstanding during the current quarter was relatively consistent to the prior year quarter. Operating cash uses during the quarter ended December 31, 2010 included $10.6 million in interest payments and $9.2 million of income tax payments, net of refunds.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the quarter ended December 31, 2009, our operating activities used $41.7 million of cash in comparison to cash used of $304.4 million in the prior year quarter. Cash used in operations during the quarter ended December 31, 2009 was principally the result of an increase in merchandise inventories of $391.2 million and a decrease in accounts payable, accrued expenses and income taxes of $254.5 million, offset in part by a decrease in accounts receivable of $371.9 million, net income of $151.3 million, and non-cash items of $61.9 million. Merchandise inventories increased primarily due to the 12% revenue growth and consistent with prior years, we increased our average number of inventory days on hand by two to three days in our December quarter in anticipation of manufacturer plant closings during the holiday season. The average number of inventory days on hand in the quarter ended December 31, 2009 was relatively flat in comparison to the prior year quarter. The decrease in accounts payable, accrued expenses and income taxes was primarily driven by the timing of purchases made relating to our quarterly inventory buildup and related payments to our suppliers. Additionally, our accounts payable balance at September 30, 2009 was higher than normal as we made inventory purchases of approximately $400 million in the month of September 2009, primarily relating to the purchase of generic products due to the then current product launch and purchases made in advance of a manufacturer’s temporary plant shut-down in connection with its facility consolidation efforts. Despite the significant increase in revenue in the quarter ended December 31, 2009, accounts receivable declined from September 30, 2009 as the average number of days sales outstanding during the current year quarter decreased by more than 1 day to 17.1 days from 18.3 days in the prior year quarter, reflecting improved cash collection efforts and timing of receipts. Operating cash uses during the quarter ended December 31, 2009 included $0.8 million in interest payments and $3.0 million of income tax refunds, net of payments.
Capital expenditures for the quarters ended December 31, 2010 and 2009 were $50.1 million and $42.6 million, respectively. Our most significant capital expenditures in the quarters ended December 31, 2010 and 2009 related to our Business Transformation project, which includes a new ERP platform that we have begun to implement in ABDC and our corporate office. Other capital expenditures in the quarter ended December 31, 2010 included ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us, and other ABSG technology initiatives. Other capital expenditures in the quarter ended December 31, 2009 included improvements made to our operating facilities and other information technology initiatives. We currently expect to spend approximately $150 million for capital expenditures during fiscal 2011; however, we may spend more based on the significant investment made in our first quarter of fiscal 2011.
In November 2009, we issued our 2019 Notes for net proceeds of $396.7 million. We used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under our Multi-Currency Revolving Credit Facility and the remaining net proceeds were used for general corporate purposes.
During the quarter ended December 31, 2010, we purchased 6.0 million shares of our common stock for a total of $185.4 million. During the quarter ended December 31, 2009, we purchased 5.8 million shares of our common stock for a total of $144.6 million.
In November 2009, our board of directors increased the quarterly cash dividend by 33% to $0.08 per share. On November 11, 2010, our board of directors increased the quarterly cash dividend again by 25% to $0.10 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or laws and regulations governing the marketing, sale and purchase of pharmaceutical products or any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to continue to implement an enterprise resource planning (ERP) system to handle business and financial processes and transactions (including processes and transactions related to our customers and suppliers) of AmerisourceBergen Drug Corporation operations and our corporate functions as intended without functional problems, unanticipated delays and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States, including changes and/or potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax legislation or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See the discussion under “Liquidity and Capital Resources” in Item 2 on page 23.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2010, the Company began to implement and use a new Enterprise Resource Planning (“ERP”) system, which, when completed, will handle the business and financial processes within ABDC’s operations and its corporate and administrative functions. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation, which is expected to progress through the end of calendar 2012. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its internal controls over financial reporting, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending September 30, 2011 on the effectiveness, in all material respects, of its internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
See Note 6 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2010.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of
	Number of	Average Price	as Part of Publicly	Shares that May Yet Be
	Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Programs	Under the Programs
October 1 to October 31	1,421,316	$30.74	1,421,316	$554,396,942
November 1 to November 30	3,458,503	$31.05	3,456,231	$447,077,111
December 1 to December 31	1,077,385	$31.83	1,074,760	$412,869,237

Total	5,957,204		5,952,307

a)
In November 2009, the Company announced a program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2010, the Company purchased 3.2 million shares for $98.1 million to complete its authorization under this program.

b)
In September 2010, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2010, the Company purchased 2.8 million shares under this program for $87.1 million. There is no expiration date related to this new program.

c)	Employees surrendered 2,272 shares and 2,625 shares in November 2010 and December 2010, respectively, to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 6.	Exhibits
(a) Exhibits:

10.1
Second Amendment and Restatement of Employment Agreement, dated and effective as of November 11, 2010, between Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

10.2	AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of November 11, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION
February 8, 2011	/s/ R. David Yost
R. David Yost
Chief Executive Officer

February 8, 2011	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Second Amendment and Restatement of Employment Agreement, dated and effective as of November 11, 2010, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

10.2	AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of November 11, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.