Form 10-Q
period 2011-03-31
AMERISOURCEBERGEN CORP
filed 2011-05-06
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2011 was 273,962,768.

AMERISOURCEBERGEN CORPORATION

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets, March 31, 2011 and September 30, 2010	2

Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010	3

Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	32

SIGNATURES	33

Exhibit 3.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands, except share and per share data)	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,912,436	$1,658,182
Accounts receivable, less allowances for returns and doubtful accounts: $385,268 at March 31, 2011 and $366,477 at September 30, 2010	3,802,240	3,827,484
Merchandise inventories	5,195,946	5,210,098
Prepaid expenses and other	45,624	52,586

Total current assets	10,956,246	10,748,350

Property and equipment, at cost:
Land	36,036	36,407
Buildings and improvements	308,237	307,448
Machinery, equipment and other	927,705	841,586

Total property and equipment	1,271,978	1,185,441
Less accumulated depreciation	(516,823)	(473,729)

Property and equipment, net	755,155	711,712

Goodwill and other intangible assets	2,846,206	2,845,343
Other assets	123,409	129,438

TOTAL ASSETS	$14,681,016	$14,434,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,909,481	$8,833,285
Accrued expenses and other	300,683	369,016
Current portion of long-term debt	278	422
Deferred income taxes	739,730	703,621

Total current liabilities	9,950,172	9,906,344

Long-term debt, net of current portion	1,342,581	1,343,158
Other liabilities	255,233	231,044

Stockholders’ equity:
Common stock, $0.01 par value — authorized: 600,000,000 shares; issued and outstanding: 493,887,580 shares and 273,621,991 shares at March 31, 2011, respectively, and 489,831,248 shares and 277,521,183 shares at September 30, 2010, respectively	4,939	4,898
Additional paid-in capital	4,000,713	3,899,381
Retained earnings	3,786,274	3,465,886
Accumulated other comprehensive loss	(26,707)	(42,536)

	7,765,219	7,327,629
Treasury stock, at cost: 220,265,589 shares at March 31, 2011 and 212,310,065 shares at September 30, 2010	(4,632,189)	(4,373,332)

Total stockholders’ equity	3,133,030	2,954,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,681,016	$14,434,843

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share data)	2011	2010	2011	2010

Revenue	$19,760,257	$19,300,627	$39,648,866	$38,636,486
Cost of goods sold	19,072,921	18,688,559	38,381,298	37,461,048

Gross profit	687,336	612,068	1,267,568	1,175,438
Operating expenses:
Distribution, selling, and administrative	296,132	279,491	574,165	559,730
Depreciation	21,876	16,601	43,180	33,259
Amortization	4,079	4,086	8,208	8,225
Facility consolidations, employee severance and other	—	(37)	—	(85)
Intangible asset impairments	—	700	—	700

Operating income	365,249	311,227	642,015	573,609
Other (income) loss	(142)	268	(1,809)	545
Interest expense, net	19,056	19,279	38,200	36,546

Income before income taxes	346,335	291,680	605,624	536,518
Income taxes	131,954	110,672	230,743	204,203

Net income	$214,381	$181,008	$374,881	$332,315

Earnings per share:
Basic	$0.78	$0.64	$1.36	$1.17
Diluted	$0.77	$0.63	$1.34	$1.15

Weighted average common shares outstanding:
Basic	274,319	281,926	274,980	284,478
Diluted	279,766	287,162	280,247	289,262

Cash dividends declared per share of common stock	$0.10	$0.08	$0.20	$0.16
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$374,881	$332,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	49,565	39,607
Amortization, including amounts charged to interest expense	10,685	10,785
Provision for doubtful accounts	17,340	16,758
Provision for deferred income taxes	50,599	41,475
Share-based compensation	12,122	16,791
Other	1,175	3,379
Changes in operating assets and liabilities:
Accounts receivable	6,819	(21,006)
Merchandise inventories	30,462	(22,943)
Prepaid expenses and other assets	14,169	23,749
Accounts payable, accrued expenses, and income taxes	1,588	(94,583)
Other liabilities	7,799	66

NET CASH PROVIDED BY OPERATING ACTIVITIES	577,204	346,393

INVESTING ACTIVITIES
Capital expenditures	(93,773)	(88,037)
Other	—	134

NET CASH USED IN INVESTING ACTIVITIES	(93,773)	(87,903)

FINANCING ACTIVITIES
Long-term debt borrowings	—	396,696
Borrowings under revolving and securitization credit facilities	506,306	561,459
Repayments under revolving and securitization credit facilities	(508,211)	(780,637)
Purchases of common stock	(255,120)	(255,199)
Exercises of stock options, including excess tax benefits of $20,846 and $9,454 in fiscal 2011 and 2010, respectively	89,369	64,496
Cash dividends on common stock	(55,271)	(45,754)
Debt issuance costs and other	(6,250)	(9,047)

NET CASH USED IN FINANCING ACTIVITIES	(229,177)	(67,986)

INCREASE IN CASH AND CASH EQUIVALENTS	254,254	190,504
Cash and cash equivalents at beginning of period	1,658,182	1,009,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,912,436	$1,199,872

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the interim periods ended March 31, 2011 and 2010 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 2. Income Taxes
The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. In fiscal 2010, the U.S. Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for fiscal 2006, 2007 and 2008. No significant adjustments were made resulting from the IRS examination. In fiscal 2011, the Canada Revenue Service completed its examination of the Canadian federal income tax returns for fiscal 2007 and 2008 and no significant adjustments were made resulting from the examination.
As of March 31, 2011, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $47.1 million ($32.0 million net of federal benefit, which, if recognized, would reduce income tax expense). Included in this amount is $10.9 million of interest and penalties, which the Company records in income tax expense. During the six months ended March 31, 2011, unrecognized tax benefits decreased by $8.8 million. During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $2.5 million.
Note 3. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the six months ended March 31, 2011 (in thousands):

Goodwill at September 30, 2010	$2,544,367

Foreign currency translation	5,920

Goodwill at March 31, 2011	$2,550,287

Following is a summary of other intangible assets (in thousands):

	March 31, 2011			September 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangibles-trade names	$238,924	$—	$238,924	$238,355	$—	$238,355
Finite-lived intangibles:
Customer relationships	123,043	(75,934)	47,109	121,940	(69,207)	52,733
Other	38,405	(28,519)	9,886	36,330	(26,442)	9,888

Total other intangible assets	$400,372	$(104,453)	$295,919	$396,625	$(95,649)	$300,976

Amortization expense for other intangible assets was $8.2 million in the six months ended March 31, 2011 and 2010. Amortization expense for other intangible assets is estimated to be $16.5 million in fiscal 2011, $14.3 million in fiscal 2012, $12.0 million in fiscal 2013, $8.5 million in fiscal 2014, $3.9 million in fiscal 2015, and $10.0 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4. Debt
Debt consisted of the following (in thousands):

	March 31,	September 30,
	2011	2010

Blanco revolving credit facility at 2.25% and 2.26%, respectively, due 2012	$55,000	$55,000
Receivables securitization facility due 2014	—	—
Multi-currency revolving credit facility at 3.00% due 2015	—	907
$392,326, 5 5/8% senior notes due 2012	391,839	391,682
$500,000, 5 7/8% senior notes due 2015	498,693	498,568
$400,000, 4 7/8% senior notes due 2019	397,049	396,915
Other	278	508

Total debt	1,342,859	1,343,580
Less current portion	278	422

Total, net of current portion	$1,342,581	$1,343,158

In March 2011, the Company entered into a new multi-currency senior unsecured revolving credit facility for $700 million, which expires in March 2015, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 87.5 basis points to 192.5 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (130 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2011). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate plus 30 basis points or the CDOR rate. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 12.5 basis points to 32.5 basis points, annually, of the total commitment (20 basis points at March 31, 2011). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
In April 2011, the Company amended its $700 million receivables securitization facility (“Receivables Securitization Facility”), which now expires in April 2014. The Company continues to have available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 90 basis points. The Company pays an unused fee of 45 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At March 31, 2011, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.
In April 2011, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to extend the maturity date to April 2012. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (200 basis points over LIBOR at March 31, 2011). Under the amended Blanco Credit Facility, interest on borrowings will accrue at 100 basis points over LIBOR.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5. Stockholders’ Equity and Earnings per Share
The following table illustrates comprehensive income for the three and six months ended March 31, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$214,381	$181,008	$374,881	$332,315
Foreign currency translation adjustments and other	9,126	4,525	15,828	7,803

Comprehensive income	$223,507	$185,533	$390,709	$340,118

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
In September 2010, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2011, the Company purchased 4.7 million shares for $156.9 million under the new program.
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, and restricted stock units.

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010
Weighted average common shares outstanding — basic	274,319	281,926	274,980	284,478
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	5,447	5,236	5,267	4,784

Weighted average common shares outstanding — diluted	279,766	287,162	280,247	289,262

The potentially dilutive stock options that were antidilutive for the three months ended March 31, 2011 and 2010 were 1.8 million and 1.1 million, respectively, and for the six months ended March 31, 2011 and 2010 were 0.9 million and 0.6 million, respectively.

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
Ontario Ministry of Health and Long-Term Care Civil Rebate Payment Order and Civil Complaint
On April 27, 2009, the Ontario Ministry of Health and Long-Term Care (“OMH”) notified the Company’s Canadian subsidiary, AmerisourceBergen Canada Corporation (“ABCC”), that it had entered a Rebate Payment Order requiring ABCC to pay C$5.8 million to the Ontario Ministry of Finance. OMH maintains that it has reasonable grounds to believe that ABCC accepted rebates, directly or indirectly, in violation of the Ontario Drug Interchangeability and Dispensing Fee Act. OMH at the same time announced similar rebate payment orders against other wholesalers, generic manufacturers, pharmacies, and individuals. ABCC was cooperating fully with OMH prior to the entry of the Order by responding fully to requests for information and/or documents and will continue to cooperate. ABCC filed an appeal of the Order pursuant to OMH procedures in May 2009. In addition, on the same day that the Order was issued, OMH notified ABCC that it had filed a civil complaint with Health Canada (department of the Canadian government responsible for national public health) against ABCC for potential violations of the Canadian Food and Drug Act. Health Canada subsequently conducted an audit of ABCC, and ABCC has cooperated fully with Health Canada in the conduct of the audit. The Company has met several times, including most recently in April 2011, with representatives of OMH to present its position on the Rebate Payment Order. Although the Company believes that ABCC has not violated the relevant statutes and regulations and has conducted its business consistent with widespread industry practices, the Company cannot predict the outcome of these matters.
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
On December 17, 2009, the states and the relator both filed amended complaints. The State of Texas, which was not one of the original 14 states intervening in the action, joined in the amended complaint. Between January 20, 2010 and February 23, 2010, the States of Florida, Texas, New Hampshire, Louisiana, Nevada and Delaware filed notices to voluntarily dismiss the Intervention Complaint, leaving 9 states and the District of Columbia as intervenors. On February 1, 2010, the Company filed a motion to dismiss the complaints. Amgen, Inc. filed a motion to dismiss as well. On April 23, 2010, the Federal District Court issued a written opinion and order dismissing the Original Qui Tam Complaint, as amended, and the Intervention Complaint. Five states — California, Illinois, Indiana, Massachusetts, and New York — filed notices of appeal to the U.S. Court of Appeals for the First Circuit (the “First Circuit”) and the relator filed a notice of appeal to the First Circuit on behalf of Georgia and New Mexico. On July 15, 2010, the First Circuit issued an order requiring the Federal District Court to provide a written statement explaining why a final judgment was entered with respect to the states in order for the First Circuit to determine whether to allow the appeals to proceed, and the Federal District Court complied with the order. The appeals were consolidated and briefing of the appeals was completed on February 16, 2011. The First Circuit heard oral argument on the appeals on April 6, 2011. The appeals remain pending. The relator also sought and received permission from the Federal District Court to file a further amended complaint (the “Fourth Amended Complaint”). On May 27, 2010, the relator filed a Fourth Amended Complaint with the Federal District Court, which names ASD and INN, along with Amgen, as defendants. The Fourth Amended Complaint contains many of the same allegations contained in the relator’s prior complaints, but adds a count based on allegations that conduct by ASD, INN, and Amgen caused healthcare providers to submit false claims because it is alleged that the healthcare providers billed the government for amounts of Aranesp that were either not administered or administered, but medically unnecessary. On June 28, 2010, the Company and Amgen filed motions to dismiss the Fourth Amended Complaint. The motions to dismiss were denied following a hearing on July 21, 2010. The Company filed a Motion for Judgment on the Pleadings on February 18, 2011. The Motion was denied following a hearing on March 24, 2011. The Company, Amgen, and Relator filed Motions for Partial Summary Judgment on March 1, 2011. The Court heard oral argument on those motions on April 11, 2011. Those motions are currently pending. The trial date in this matter has been moved from July 2011 to October 2011.
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
Note 8. Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at March 31, 2011 and September 30, 2010 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $1,816.9 million and $1,552.4 million of investments in money market accounts as of March 31, 2011 and September 30, 2010, respectively. The fair values of the money market accounts were determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 investments. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 4) and the corresponding fair value as of March 31, 2011 were $1,342.9 million and $1,444.0 million, respectively. The recorded amount of debt and the corresponding fair value as of September 30, 2010 were $1,343.6 million and $1,486.3 million, respectively.
Note 9. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), and 4 7/8% senior notes due November 15, 2019 (the “2019 Notes” and, together with the 2012 Notes and 2015 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of any of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of any of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2011 and September 30, 2010, statements of operations for the three and six months ended March 31, 2011 and 2010, and statements of cash flows for the six months ended March 31, 2011 and 2010.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2011
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$1,815,794	$66,394	$30,248	$—	$1,912,436
Accounts receivable, net	182	1,084,346	2,717,712	—	3,802,240
Merchandise inventories	—	5,047,368	148,578	—	5,195,946
Prepaid expenses and other	226	42,221	3,177	—	45,624

Total current assets	1,816,202	6,240,329	2,899,715	—	10,956,246

Property and equipment, net	—	727,590	27,565	—	755,155
Goodwill and other intangible assets	—	2,704,427	141,779	—	2,846,206
Other assets	11,703	109,868	1,838	—	123,409
Intercompany investments and advances	2,317,670	2,507,293	(100,235)	(4,724,728)	—

Total assets	$4,145,575	$12,289,507	$2,970,662	$(4,724,728)	$14,681,016

Current liabilities:
Accounts payable	$—	$8,726,754	$182,727	$—	$8,909,481
Accrued expenses and other	(275,036)	561,488	14,231	—	300,683
Current portion of long-term debt	—	260	18	—	278
Deferred income taxes	—	739,730	—	—	739,730

Total current liabilities	(275,036)	10,028,232	196,976	—	9,950,172

Long-term debt, net of current portion	1,287,581	—	55,000	—	1,342,581
Other liabilities	—	253,146	2,087	—	255,233

Total stockholders’ equity	3,133,030	2,008,129	2,716,599	(4,724,728)	3,133,030

Total liabilities and stockholders’ equity	$4,145,575	$12,289,507	$2,970,662	$(4,724,728)	$14,681,016

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2011
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$19,324,254	$468,439	$(32,436)	$19,760,257
Cost of goods sold	—	18,657,279	415,642	—	19,072,921

Gross profit	—	666,975	52,797	(32,436)	687,336
Operating expenses:
Distribution, selling, and administrative	—	307,379	21,189	(32,436)	296,132
Depreciation	—	20,996	880	—	21,876
Amortization	—	3,270	809	—	4,079

Operating income	—	335,330	29,919	—	365,249
Other (income) loss	—	(150)	8	—	(142)
Interest expense, net	531	16,015	2,510	—	19,056

(Loss) income before income taxes and equity in earnings of subsidiaries	(531)	319,465	27,401	—	346,335
Income taxes	(186)	122,571	9,569	—	131,954
Equity in earnings of subsidiaries	214,726	—	—	(214,726)	—

Net income	$214,381	$196,894	$17,832	$(214,726)	$214,381

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2011
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$38,776,064	$937,683	$(64,881)	$39,648,866
Cost of goods sold	—	37,548,418	832,880	—	38,381,298

Gross profit	—	1,227,646	104,803	(64,881)	1,267,568
Operating expenses:
Distribution, selling, and administrative	—	602,778	36,268	(64,881)	574,165
Depreciation	—	41,449	1,731	—	43,180
Amortization	—	6,614	1,594	—	8,208

Operating income	—	576,805	65,210	—	642,015
Other (income) loss	—	(1,816)	7	—	(1,809)
Interest expense, net	920	32,225	5,055	—	38,200

(Loss) income before income taxes and equity in earnings of subsidiaries	(920)	546,396	60,148	—	605,624
Income taxes	(322)	209,807	21,258	—	230,743
Equity in earnings of subsidiaries	375,479	—	—	(375,479)	—

Net income	$374,881	$336,589	$38,890	$(375,479)	$374,881

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$37,791,819	$906,776	$(62,109)	$38,636,486
Cost of goods sold	—	36,655,488	805,560	—	37,461,048

Gross profit	—	1,136,331	101,216	(62,109)	1,175,438
Operating expenses:
Distribution, selling, and administrative	—	594,460	27,379	(62,109)	559,730
Depreciation	—	31,577	1,682	—	33,259
Amortization	—	6,501	1,724	—	8,225
Facility consolidations, employee severance and other		(85)	—	—	(85)
Intangible asset impairments	—	700	—	—	700

Operating income	—	503,178	70,431	—	573,609
Other loss (income)	—	550	(5)	—	545
Interest expense, net	1,225	29,400	5,921	—	36,546

(Loss) income before income taxes and equity in earnings of subsidiaries	(1,225)	473,228	64,515	—	536,518
Income taxes	(429)	181,640	22,992	—	204,203
Equity in earnings of subsidiaries	333,111	—	—	(333,111)	—

Net income	$332,315	$291,588	$41,523	$(333,111)	$332,315

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2011
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$374,881	$336,589	$38,890	$(375,479)	$374,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(374,357)	385,614	(184,413)	375,479	202,323

Net cash provided by (used in) operating activities	524	722,203	(145,523)	—	577,204

Capital expenditures	—	(92,484)	(1,289)	—	(93,773)

Net cash used in investing activities	—	(92,484)	(1,289)	—	(93,773)

Net repayments under revolving and securitization credit facilities	—	—	(1,905)	—	(1,905)
Purchases of common stock	(255,120)	—	—	—	(255,120)
Exercises of stock options, including excess tax benefit	89,369	—	—	—	89,369
Cash dividends on common stock	(55,271)	—	—	—	(55,271)
Debt issuance costs and other	(6,802)	557	(5)	—	(6,250)
Intercompany financing and advances	490,972	(643,582)	152,610	—	—

Net cash provided by (used in) financing activities	263,148	(643,025)	150,700	—	(229,177)

Increase (decrease) in cash and cash equivalents	263,672	(13,306)	3,888	—	254,254
Cash and cash equivalents at beginning of period	1,552,122	79,700	26,360	—	1,658,182

Cash and cash equivalents at end of period	$1,815,794	$66,394	$30,248	$—	$1,912,436

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$332,315	$291,588	$41,523	$(333,111)	$332,315
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(334,544)	53,515	(38,004)	333,111	14,078

Net cash (used in) provided by operating activities	(2,229)	345,103	3,519	—	346,393

Capital expenditures	—	(86,157)	(1,880)	—	(88,037)
Other	—	22	112	—	134

Net cash used in investing activities	—	(86,135)	(1,768)	—	(87,903)

Long-term debt borrowings	396,696	—	—	—	396,696
Net repayments under revolving and securitization credit facilities	—	—	(219,178)	—	(219,178)
Purchases of common stock	(255,199)	—	—	—	(255,199)
Exercises of stock options, including excess tax benefit	64,496	—	—	—	64,496
Cash dividends on common stock	(45,754)	—	—	—	(45,754)
Debt issuance costs and other	(8,687)	(357)	(3)	—	(9,047)
Intercompany financing and advances	39,345	(261,128)	221,783	—	—

Net cash provided by (used in) financing activities	190,897	(261,485)	2,602	—	(67,986)

Increase (decrease) in cash and cash equivalents	188,668	(2,517)	4,353	—	190,504
Cash and cash equivalents at beginning of period	927,049	58,900	23,419	—	1,009,368

Cash and cash equivalents at end of period	$1,115,717	$56,383	$27,772	$—	$1,199,872

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary Financial Information

	Three months ended March 31,
(dollars in thousands)	2011	2010	Change

Revenue	$19,760,257	$19,300,627	2.4%

Gross profit	$687,336	$612,068	12.3%

Operating income	$365,249	$311,227	17.4%

Percentages of revenue:
Gross profit	3.48%	3.17%
Operating expenses	1.63%	1.56%
Operating income	1.85%	1.61%

	Six months ended March 31,
(dollars in thousands)	2011	2010	Change

Revenue	$39,648,866	$38,636,486	2.6%

Gross profit	$1,267,568	$1,175,438	7.8%

Operating income	$642,015	$573,609	11.9%

Percentages of revenue:
Gross profit	3.20%	3.04%
Operating expenses	1.58%	1.56%
Operating income	1.62%	1.48%
Results of Operations
Revenue of $19.8 billion in the quarter ended March 31, 2011 increased 2% from the prior year quarter. The increase in revenue was due to the 4% revenue growth of ABDC, offset in part by the 2% revenue decline of ABSG. During the quarter ended March 31, 2011 and 2010, 70% of revenue was from sales to institutional customers and 30% was from sales to retail customers. Sales to institutional customers and sales to retail customers both increased 2% in comparison to the prior year quarter. Revenue of $39.6 billion in the six months ended March 31, 2011 increased 3% from the prior year period as ABDC’s revenue grew 4%, offset in part by the 3% revenue decline of ABSG.
ABDC’s revenue increased by 4% from the prior year quarter and six month period due to overall pharmaceutical market growth and the above market growth of a few of our largest customers, primarily our institutional customers.
ABSG’s revenue of $3.8 billion and $7.6 billion in the quarter and six months ended March 31, 2011 decreased 2% and 3%, respectively, from the prior year periods primarily due to the September 2010 discontinuance of its contract with a third party logistics customer that has transitioned to a direct manufacturer distribution model. ABSG’s revenue decline in the quarter ended March 31, 2011 was also attributable to a decline in sales to dialysis providers, and an increase in the utilization of specialty generic products. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower growth or reduced revenues.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We continue to expect to grow our revenues between 2% and 4% in fiscal 2011. Our estimated revenue growth in fiscal 2011 reflects the growth rate of the overall pharmaceutical market and the September 2010 discontinuance of our contract with an ABSG third party logistics customer, as noted above. This customer loss will impact our revenue growth and ABSG’s revenue growth in fiscal 2011 by approximately 1% and 5%, respectively. Our expected growth reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth also may be impacted, among other things, by industry competition and changes in customer mix. One of our larger retail customers, the former Long’s Drugs, with annual revenue totaling approximately $2 billion, was previously acquired by a customer of one of our competitors and did not renew its contract. As a result, we will no longer service this large retail customer after September 30, 2011. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in Federal government rules and regulations.
Gross profit of $687.3 million in the quarter ended March 31, 2011 increased by $75.3 million or 12% from the prior year quarter. Gross profit of $1.3 billion in the six months ended March 31, 2011 increased $92.1 million or 8% from the prior year period. The increases in gross profit were in large part attributable to specialty generic product introductions (launches), our revenue growth, the continued strong growth and profitability of our non-specialty generic programs and increased contributions from our fee-for-service agreements with pharmaceutical manufacturers. All of the above was offset in part by normal competitive pressures on customer margins. Oxaliplatin, Gemcitabine, and Docetaxel (all generic oncology drugs), were launched in the quarters ended September 30, 2009, December 31, 2010, and March 31, 2011, respectively. The gross profit benefit achieved collectively from all three generic oncology drugs in the quarter and six months ended March 31, 2011 was higher than the benefit achieved from Oxaliplatin alone in the prior year periods by approximately $47 million and $27 million, respectively. Sales of Oxaliplatin, the largest contributor of the three specialty generic drugs, benefited our gross profit by approximately $54 million and $72 million in the quarter and six months ended March 31, 2011, respectively. We expect to fully deplete our inventory of this product in our third fiscal quarter ending June 30, 2011. Further quantities of Oxaliplatin are not expected to be available until the product is re-launched in August 2012. While we expect an increase in the number of brand to generic conversions in the future, the amount of gross profit attributable to each generic launch can cause significant variability in our results of operations. Additionally, in the six months ended March 31, 2011, our gross profit was impacted by a non-recurring $12 million benefit in connection with a customer being acquired by a third party. In the prior year quarter ended March 31, 2010, we completed a reconciliation with one of our generic suppliers relating to rebate incentives owed to us. Our gross profit benefited by approximately $12 million in the prior year quarter as a result of having completed this reconciliation. Lastly, in the prior year six-month period, we recognized a gain of $1.5 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction to cost of goods sold. We are unable to estimate future gains, if any, we will recognize as a result of antitrust settlements (see Note 7 of the Notes to Consolidated Financial Statements).
As a percentage of revenue, our gross profit margin of 3.48% in the quarter ended March 31, 2011 improved by 31 basis points from the prior year quarter. As a percentage of revenue, our gross profit margin of 3.20% in the six months ended March 31, 2011 improved by 16 basis points from the prior year period. The gross profit margin improvements were due to the above mentioned generic oncology drug launches, the strong growth and profitability of our non-specialty generic programs and increased contributions from our fee-for-service agreements with pharmaceutical manufacturers. These factors more than offset the above market growth of some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins.
Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $13.5 million and $10.7 million in the quarters ended March 31, 2011 and 2010, respectively. Our LIFO charge was $23.4 million and $18.5 million in the six months ended March 31, 2011 and 2010, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

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
Operating expenses of $322.1 million in the quarter ended March 31, 2011 increased by $21.2 million or 7% from the prior year quarter due to the incremental costs of maintaining dual information technology platforms, including depreciation, a $5.0 million increase in bad debt expense, and an increase in compensation costs under our annual incentive plan. Operating expenses of $625.6 million in the six months ended March 31, 2011 increased by $23.7 million or 4% from the prior year period primarily due to the incremental costs of maintaining dual information technology platforms, including depreciation. As a percentage of revenue, operating expenses were 1.63% and 1.58% in the quarter and six months ended March 31, 2011, respectively, and represented increases in our operating expense ratios of 7 basis points and 2 basis points, respectively, from the prior year periods due to the incremental costs of maintaining dual information technology platforms in the quarter and six months ended March 31, 2011 and the increase in bad debt expense and compensation costs under our annual incentive plan in the quarter ended March 31, 2011, all of which was offset, in part, by our operating leverage, particularly within ABDC.
Operating income of $365.2 million and $642.0 million in the quarter and six months ended March 31, 2011 increased 17% and 12%, respectively, from the prior year periods due to the increases in our gross profit. As a percentage of revenue, operating income increased 24 basis points to 1.85% and 14 basis points to 1.62% in the quarter and six months ended March 31, 2011, respectively, from the prior year periods due to the increase in our gross profit margins, offset in part by the increase in our operating expense margins.
Other income of $1.8 million in the six months ended March 31, 2011 included a $1.9 million gain resulting from payments received in excess of amounts accrued on a note receivable relating to a prior business disposition.
Interest expense, interest income, and the respective weighted-average interest rates in the quarters ended March 31, 2011 and 2010 were as follows (in thousands):

	2011		2010
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$19,625	5.34%	$19,598	5.31%
Interest income	(569)	0.20%	(319)	0.16%

Interest expense, net	$19,056		$19,279

Interest costs capitalized relating to our Business Transformation project of $1.1 million and $1.7 million in the quarters ended March 31, 2011 and 2010 had the effect of reducing interest expense for those periods, respectively. Average borrowings in the quarter ended March 31, 2011 were $16.8 million lower than the prior year quarter. We expect to capitalize significantly less interest costs related to our Business Transformation project in fiscal 2011, since we began to implement our new ERP platform in the fourth quarter of fiscal 2010. Interest income increased from the prior year quarter due to an increase in average invested cash of $361.3 million and an increase in the weighted-average interest rate.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest expense, interest income, and the respective weighted-average interest rates in the six months ended March 31, 2011 and 2010 were as follows (in thousands):

	2011		2010
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$39,363	5.33%	$37,240	5.04%
Interest income	(1,163)	0.22%	(694)	0.17%

Interest expense, net	$38,200		$36,546

Interest expense increased from the prior six-month period due to an increase in the weighted average interest rate and a $1.0 million decline in interest costs capitalized relating to our Business Transformation project. Interest costs capitalized relating to our Business Transformation project of $2.0 million and $3.0 million in the six months ended March 31, 2011 and 2010, respectively, had the effect of reducing interest expense for those periods. Interest income increased from the prior six-month period due to an increase in average invested cash of $243.6 million and an increase in the weighted-average interest rate.
Income taxes in the quarter ended March 31, 2011 reflect an effective income tax rate of 38.1%, compared to 37.9% in the prior year quarter. Income taxes in the six months ended March 31, 2011 and 2010 reflect an effective tax rate of 38.1%. We expect that our ongoing effective tax rate will be approximately 38.4%.
Net income of $214.4 million in the quarter ended March 31, 2011 increased 18% from the prior year quarter primarily due to the increase in operating income. Diluted earnings per share of $0.77 in the quarter ended March 31, 2011 increased 22% from $0.63 per share in the prior year quarter. Net income of $374.9 million in the six months ended March 31, 2011 increased 13% from the prior year period due to the increase in operating income. Diluted earnings per share of $1.34 in the six months ended March 31, 2011 increased 17% from $1.15 in the prior year period. The differences between diluted earnings per share growth and the increase in net income for the quarter and six months ended March 31, 2011 was primarily due to the 3% reduction in weighted average common shares outstanding in both periods, primarily from purchases of our common stock, net of the impact of stock option exercises.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
The following table illustrates our debt structure at March 31, 2011, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability
Fixed-Rate Debt:
$392,326, 5 5/8% senior notes due 2012	$391,839	$—
$500,000, 5 7/8% senior notes due 2015	498,693	—
$400,000, 4 7/8% senior notes due 2019	397,049	—
Other	278	—

Total fixed-rate debt	1,287,859	—

Variable-Rate Debt:
Blanco revolving credit facility due 2012	55,000	—
Multi-currency revolving credit facility due 2015	—	688,411
Receivables securitization facility due 2014	—	700,000
Other	—	1,603

Total variable-rate debt	55,000	1,390,014

Total debt, including current portion	$1,342,859	$1,390,014

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.
In March 2011, we entered into a new multi-currency senior unsecured revolving credit facility for $700 million, which expires in March 2015, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 87.5 basis points to 192.5 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (130 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2011). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate plus 30 basis points or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 12.5 basis points to 32.5 basis points, annually, of the total commitment (20 basis points at March 31, 2011). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
In April 2011, we amended our $700 million receivables securitization facility (“Receivables Securitization Facility”), which now expires in April 2014. We continue to have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 90 basis points. We pay an unused fee of 45 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At March 31, 2011, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In April 2011, we amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to extend the maturity date to April 2012. Borrowings under the Blanco Credit Facility are guaranteed by us. Under the amended Blanco Credit Facility, interest on borrowings will accrue at 100 basis points over LIBOR.
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
Our primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new ERP platform) and routine growth and expansion through new business opportunities. In September 2010, our board of directors approved a new program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2011, we purchased $254.9 million of our common stock, of which $98.1 million was purchased to close out our prior November 2009 share repurchase program and $156.8 million was purchased under the current $500 million share repurchase program. As of March 31, 2011, we had $343.1 million of availability remaining on our current $500 million share repurchase program, which we expect to complete by the end of fiscal 2011. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.
Our most significant market risk historically has been the effect of fluctuations in interest rates relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At March 31, 2011, we had $55.0 million of variable-rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at March 31, 2011.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.9 billion in cash and cash equivalents at March 31, 2011. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at March 31, 2011. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at March 31, 2011 (in thousands):

	Payments Due by Period
		Within 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Debt, including interest payments	$1,688,360	$126,187	$501,110	$583,063	$478,000
Operating leases	214,975	44,250	65,994	47,267	57,464
Other commitments	414,650	221,266	155,073	38,311	—

Total	$2,317,985	$391,703	$722,177	$668,641	$535,464

We have commitments to purchase product from influenza vaccine manufacturers for the 2011/2012 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements, as amended, will be approximately $48.3 million as of March 31, 2011. These influenza vaccine commitments are included in “Other commitments” in the above table.
We have commitments to purchase blood products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $199.5 million as of March 31, 2011. These blood product commitments are included in “Other commitments” in the above table.
We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new ERP platform. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $163.5 million as of March 31, 2011 and is included in “Other commitments” in the above table.
Our liability for uncertain tax positions was $47.1 million (including interest and penalties) as of March 31, 2011. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above table.
During the six months ended March 31, 2011, our operating activities provided $577.2 million of cash in comparison to cash provided of $346.4 million in the prior year period. Cash provided by operations during the six months ended March 31, 2011 was principally the result of net income of $374.9 million, non-cash items of $141.5 million, and a decrease in merchandise inventories of $30.5 million. Merchandise inventories decreased slightly from the September 30, 2010 balance while the average number of inventory days on hand in the six months ended March 31, 2011 decreased by nearly one day from the prior year period. Accounts receivable and accounts payble, accrued expenses, and income taxes, were relatively consistent to the September 30, 2010 balances. The average number of days sales outstanding during the quarter and six months ended March 31, 2011 was relatively consistent to the prior year periods. The average number of days payable outstanding in the quarter and six months ended March 31, 2011 decreased by 1 day from the prior year periods. Operating cash uses during the six months ended March 31, 2011 included $37.0 million in interest payments and $147.3 million of income tax payments, net of refunds.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the six months ended March 31, 2010, our operating activities provided $346.4 million of cash in comparison to cash provided of $32.4 million in the prior year period. Cash provided by operations during the six months ended March 31, 2010 was principally the result of net income of $332.3 million and non-cash items of $128.8 million, offset, in part, by a decrease in accounts payable, accrued expenses and income taxes of $94.6 million, an increase in merchandise inventories of $22.9 million, and an increase in accounts receivable of $21.0 million. Despite the significant increase in revenue in the six months ended March 31, 2010, accounts receivable increased by less than 1% from September 30, 2009 as the average number of days sales outstanding during the six-months ended March 31, 2010 decreased by one day to 17.2 days from the prior year period, reflecting improved cash collection efforts and timing of customer receipts. Our accounts payable and inventory balances at September 30, 2009 were higher than normal as we made inventory purchases of approximately $400 million in the month of September 2009, primarily relating to the purchase of generic products due to a then recent product launch and purchases made in advance of a manufacturer’s temporary plant shutdown in connection with its facility consolidation efforts. Despite our higher than normal accounts payable balance at September 30, 2009, accounts payable, accrued expenses and income taxes decreased only by 1% from September 30, 2009 to March 31, 2010 due to the growth in our business. Our merchandise inventories at March 31, 2010 remained relatively flat when compared to September 30, 2009 as our strong revenue growth was offset by the reduction in the higher than normal September 30, 2009 inventory balance. The average number of inventory days on hand in the six months ended March 31, 2010 was slightly lower when compared to the prior year period. Operating cash uses during the six months ended March 31, 2010 included $27.4 million in interest payments and $126.4 million of income tax payments, net of refunds.
Capital expenditures for the six months ended March 31, 2011 and 2010 were $93.8 million and $88.0 million, respectively. Our most significant capital expenditures in the six months ended March 31, 2011 and 2010 related to our Business Transformation project, which includes a new ERP platform that we have begun to implement in ABDC and our corporate office. Other capital expenditures in the six months ended March 31, 2011 included ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us, and other technology initiatives. Other capital expenditures in the six months ended March 31, 2010 included improvements made to our operating facilities and other information technology initiatives. We currently expect to spend approximately $175 million for capital expenditures during fiscal 2011.
In November 2009, we issued our 2019 Notes for net proceeds of $396.7 million. We used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under our Multi-Currency Revolving Credit Facility and the remaining net proceeds were used for general corporate purposes.
During the six months ended March 31, 2011, we purchased 7.9 million shares of our common stock for a total of $255.1 million. During the six months ended March 31, 2010, we purchased 10.0 million shares of our common stock for a total of $255.2 million.
In November 2009, our board of directors increased the quarterly cash dividend by 33% to $0.08 per share. In November 2010, our board of directors increased the quarterly cash dividend again by 25% to $0.10 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

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
The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See the discussion under “Liquidity and Capital Resources” in Item 2 on page 26.

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
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2011.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of
	Total	Average Price	as Part of Publicly	Shares that May Yet Be
	Number of	Paid per	Announced	Purchased
Period	Shares Purchased	Share	Programs	Under the Programs

January 1 to January 31	—	$—	—	$412,869,237
February 1 to February 28	95,704	$37.39	—	$412,869,237
March 1 to March 31	1,902,616	$36.64	1,902,616	$343,149,418

Total	1,998,320		1,902,616

a)
In September 2010, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2011, the Company purchased 4.7 million shares under this program for $156.8 million. There is no expiration date related to this new program.

b)	Employees surrendered 95,704 shares in February 2011 to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 6.	Exhibits
(a) Exhibits:

3.1
Amended and Restated Certificate of Incorporation of AmerisourceBergen Corporation, as amended (pursuant to Item 601(b)(3)(i) of Regulation S-K, this Exhibit 3.1 contains a complete copy of the Amended and Restated Certificate of Incorporation of the Registrant, as amended to date and as currently in effect).

3.2
Amended and Restated Bylaws of AmerisourceBergen Corporation, amended and restated as of February 17, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.1
Credit Agreement, dated as of March 18, 2011, among AmerisourceBergen Corporation, the Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011).

10.2	AmerisourceBergen Corporation 2011 Employee Stock Purchase Plan.

10.3	AmerisourceBergen Corporation Equity Incentive Plan, as amended and restated effective as of January 1, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION
May 6, 2011	/s/ R. David Yost
R. David Yost
Chief Executive Officer

May 6, 2011	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation of AmerisourceBergen Corporation, as amended (pursuant to Item 601(b)(3)(i) of Regulation S-K, this Exhibit 3.1 contains a complete copy of the Amended and Restated Certificate of Incorporation of the Registrant, as amended to date and as currently in effect).

3.2
Amended and Restated Bylaws of AmerisourceBergen Corporation, amended and restated as of February 17, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.1
Credit Agreement, dated as of March 18, 2011, among AmerisourceBergen Corporation, the Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011).

10.2	AmerisourceBergen Corporation 2011 Employee Stock Purchase Plan.

10.3	AmerisourceBergen Corporation Equity Incentive Plan, as amended and restated effective as of January 1, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.