Form 10-Q
period 2011-06-30
AMERISOURCEBERGEN CORP
filed 2011-08-08
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2011 was 269,256,615.

AMERISOURCEBERGEN CORPORATION

Page No.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets, June 30, 2011 and September 30, 2010	2

Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010	3

Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	32

SIGNATURES	33

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)
AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands, except share and per share data)	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,000,453	$1,658,182
Accounts receivable, less allowances for returns and doubtful accounts: $367,640 at June 30, 2011 and $366,477 at September 30, 2010	3,907,112	3,827,484
Merchandise inventories	5,157,796	5,210,098
Prepaid expenses and other	55,944	52,586

Total current assets	11,121,305	10,748,350

Property and equipment, at cost:
Land	36,040	36,407
Buildings and improvements	310,637	307,448
Machinery, equipment and other	957,426	841,586

Total property and equipment	1,304,103	1,185,441
Less accumulated depreciation	(542,115)	(473,729)

Property and equipment, net	761,988	711,712

Goodwill and other intangible assets	2,843,931	2,845,343
Other assets	128,505	129,438

TOTAL ASSETS	$14,855,729	$14,434,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,893,332	$8,833,285
Accrued expenses and other	332,426	369,016
Current portion of long-term debt	175	422
Deferred income taxes	781,852	703,621

Total current liabilities	10,007,785	9,906,344

Long-term debt, net of current portion	1,361,889	1,343,158
Other liabilities	282,975	231,044

Stockholders’ equity:
Common stock, $0.01 par value — authorized: 600,000,000 shares; issued and outstanding: 495,835,322 shares and 272,049,949 shares at June 30, 2011, respectively, and 489,831,248 shares and 277,521,183 shares at September 30, 2010, respectively	4,958	4,898
Additional paid-in capital	4,058,941	3,899,381
Retained earnings	3,939,044	3,465,886
Accumulated other comprehensive loss	(22,488)	(42,536)

	7,980,455	7,327,629
Treasury stock, at cost: 223,785,373 shares at June 30, 2011 and 212,310,065 shares at September 30, 2010	(4,777,375)	(4,373,332)

Total stockholders’ equity	3,203,080	2,954,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,855,729	$14,434,843

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Revenue	$20,161,022	$19,602,120	$59,809,888	$58,238,606
Cost of goods sold	19,507,441	19,013,750	57,888,739	56,474,798

Gross profit	653,581	588,370	1,921,149	1,763,808
Operating expenses:
Distribution, selling, and administrative	308,806	289,288	882,971	849,018
Depreciation	23,578	17,556	66,758	50,815
Amortization	4,038	4,069	12,246	12,294
Facility consolidations, employee severance and other	—	(4,397)	—	(4,482)
Intangible asset impairments	—	—	—	700

Operating income	317,159	281,854	959,174	855,463
Other loss (income)	62	488	(1,747)	1,033
Interest expense, net	18,605	17,901	56,805	54,447

Income before income taxes	298,492	263,465	904,116	799,983
Income taxes	114,073	100,260	344,816	304,463

Net income	$184,419	$163,205	$559,300	$495,520

Earnings per share:
Basic	$0.67	$0.58	$2.04	$1.75
Diluted	$0.66	$0.57	$2.00	$1.72

Weighted average common shares outstanding:
Basic	273,492	281,195	274,484	283,390
Diluted	279,015	286,693	279,837	288,412

Cash dividends declared per share of common stock	$0.115	$0.08	$0.315	$0.24
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$559,300	$495,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	76,397	60,358
Amortization, including amounts charged to interest expense	15,865	16,043
Provision for doubtful accounts	27,729	30,560
Provision for deferred income taxes	122,233	60,688
Share-based compensation	21,608	24,119
Loss on disposal of property and equipment	584	1,414
Other	3,747	1,537
Changes in operating assets and liabilities:
Accounts receivable	(93,630)	3,453
Merchandise inventories	55,899	(127,927)
Prepaid expenses and other assets	(2,431)	19,582
Accounts payable, accrued expenses, and income taxes	26,593	(25,511)
Other liabilities	(6,049)	(445)

NET CASH PROVIDED BY OPERATING ACTIVITIES	807,845	559,391

INVESTING ACTIVITIES
Capital expenditures	(127,473)	(132,302)
Other	876	143

NET CASH USED IN INVESTING ACTIVITIES	(126,597)	(132,159)

FINANCING ACTIVITIES
Long-term debt borrowings	—	396,696
Borrowings under revolving and securitization credit facilities	684,306	780,691
Repayments under revolving and securitization credit facilities	(667,105)	(997,411)
Purchases of common stock	(400,253)	(350,262)
Exercises of stock options, including excess tax benefits of $34,585 and $19,996 in fiscal 2011 and 2010, respectively	138,130	122,715
Cash dividends on common stock	(86,920)	(68,306)
Debt issuance costs and other	(7,135)	(10,007)

NET CASH USED IN FINANCING ACTIVITIES	(338,977)	(125,884)

INCREASE IN CASH AND CASH EQUIVALENTS	342,271	301,348
Cash and cash equivalents at beginning of period	1,658,182	1,009,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,000,453	$1,310,716

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
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the interim periods ended June 30, 2011 and 2010 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
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
As of June 30, 2011, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $49.3 million ($33.5 million net of federal benefit, which, if recognized, would reduce income tax expense). Included in this amount is $11.5 million of interest and penalties, which the Company records in income tax expense. During the nine months ended June 30, 2011, unrecognized tax benefits decreased by $6.6 million. During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $4.7 million.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the nine months ended June 30, 2011 (in thousands):

Goodwill at September 30, 2010	$2,544,367
Foreign currency translation	6,663

Goodwill at June 30, 2011	$2,551,030

Following is a summary of other intangible assets (in thousands):

	June 30, 2011			September 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangibles-trade names	$238,947	$—	$238,947	$238,355	$—	$238,355
Finite-lived intangibles:
Customer relationships	122,946	(78,810)	44,136	121,940	(69,207)	52,733
Other	39,224	(29,406)	9,818	36,330	(26,442)	9,888

Total other intangible assets	$401,117	$(108,216)	$292,901	$396,625	$(95,649)	$300,976

Amortization expense for other intangible assets was $12.2 million and $12.3 million in the nine months ended June 30, 2011 and 2010, respectively. Amortization expense for other intangible assets is estimated to be $16.7 million in fiscal 2011, $14.4 million in fiscal 2012, $12.2 million in fiscal 2013, $8.6 million in fiscal 2014, $4.1 million in fiscal 2015, and $10.2 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4. Debt
Debt consisted of the following (in thousands):

	June 30,	September 30,
	2011	2010

Blanco revolving credit facility at 1.19% and 2.26%, respectively, due 2012	$55,000	$55,000
Receivables securitization facility due 2014	—	—
Multi-currency revolving credit facility at 3.30% and 3.00%, respectively, due 2015	19,099	907
$392,326, 5 5/8% senior notes due 2012	391,917	391,682
$500,000, 5 7/8% senior notes due 2015	498,756	498,568
$400,000, 4 7/8% senior notes due 2019	397,117	396,915
Other	175	508

Total debt	1,362,064	1,343,580
Less current portion	175	422

Total, net of current portion	$1,361,889	$1,343,158

In March 2011, the Company entered into a new multi-currency senior unsecured revolving credit facility for $700 million, which expires in March 2015, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 87.5 basis points to 192.5 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (130 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2011). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate plus 30 basis points or the CDOR rate. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 12.5 basis points to 32.5 basis points, annually, of the total commitment (20 basis points at June 30, 2011). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
In April 2011, the Company amended its $700 million receivables securitization facility (“Receivables Securitization Facility”), which now expires in April 2014. The Company continues to have available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 90 basis points. The Company pays an unused fee of 45 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At June 30, 2011, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.
In April 2011, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to extend the maturity date to April 2012. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (100 basis points over LIBOR at June 30, 2011). The Blanco Credit Facility is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2011 because the Company has both the ability and intent to refinance it on a long-term basis.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5. Stockholders’ Equity and Earnings per Share
The following table illustrates comprehensive income for the three and nine months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$184,419	$163,205	$559,300	$495,520
Foreign currency translation adjustments and other	4,219	(11,866)	20,048	(4,063)

Comprehensive income	$188,638	$151,339	$579,348	$491,457

In November 2009, the Company’s board of directors increased the quarterly cash dividend by 33% from $0.06 per share to $0.08 per share. In November 2010, the Company’s board of directors authorized another increase in the quarterly cash dividend by 25% to $0.10 per share. In May 2011, the Company’s board of directors increased the quarterly cash dividend again by 15% to $0.115 per share.
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
In September 2010, the Company’s board of directors authorized a new program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2011, the Company purchased 8.2 million shares for $301.9 million under the new program.
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, and restricted stock units.

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Weighted average common shares outstanding — basic	273,492	281,195	274,484	283,390
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	5,523	5,498	5,353	5,022

Weighted average common shares outstanding — diluted	279,015	286,693	279,837	288,412

The potentially dilutive stock options that were antidilutive for the three months ended June 30, 2011 and 2010 were 3.3 million and 3.6 million, respectively, and for the nine months ended June 30, 2011 and 2010 were 1.6 million.

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
On December 17, 2009, the states and the relator both filed amended complaints. The State of Texas, which was not one of the original 14 states intervening in the action, joined in the amended complaint. Between January 20, 2010 and February 23, 2010, the States of Florida, Texas, New Hampshire, Louisiana, Nevada and Delaware filed notices to voluntarily dismiss the Intervention Complaint, leaving 9 states and the District of Columbia as intervenors. On February 1, 2010, the Company filed a motion to dismiss the complaints. Amgen, Inc. filed a motion to dismiss as well. On April 23, 2010, the Federal District Court issued a written opinion and order dismissing the Original Qui Tam Complaint, as amended, and the Intervention Complaint. Five states — California, Illinois, Indiana, Massachusetts, and New York — filed notices of appeal to the U.S. Court of Appeals for the First Circuit (the “First Circuit”) and the relator filed a notice of appeal to the First Circuit on behalf of Georgia and New Mexico. On July 15, 2010, the First Circuit issued an order requiring the Federal District Court to provide a written statement explaining why a final judgment was entered with respect to the states in order for the First Circuit to determine whether to allow the appeals to proceed, and the Federal District Court complied with the order. The appeals were consolidated and briefing of the appeals was completed on February 16, 2011. The First Circuit heard oral argument on the appeals on April 6, 2011. On July 22, 2011, the First Circuit reversed in part and affirmed in part the district court’s dismissal of the plaintiff state intervenors’ claims. The First Circuit reversed the dismissal of plaintiffs’ claims under the state False Claims Act statutes in California, Illinois, Indiana, Massachusetts, New Mexico, and New York, on the grounds that these plaintiff states had adequately alleged in their complaints claims under their respective state False Claims Act statutes sufficient to survive a motion to dismiss. The First Circuit affirmed the district court’s dismissal of the claims brought by the relator on behalf of Georgia on the grounds that the plaintiffs’ complaint did not adequately allege that medical providers submitted false certifications and false claims for payment for Aransesp to Georgia’s Medicaid program.
The relator also sought and received permission from the Federal District Court to file a further amended complaint with respect to claims brought on behalf of the United States (the “Fourth Amended Complaint”). On May 27, 2010, the relator filed a Fourth Amended Complaint with the Federal District Court, which names ASD and INN, along with Amgen, as defendants. The Fourth Amended Complaint contains many of the same allegations contained in the relator’s prior complaints, but adds a count based on allegations that conduct by ASD, INN, and Amgen caused healthcare providers to submit false claims because it is alleged that the healthcare providers billed the government for amounts of Aranesp that were either not administered or administered, but medically unnecessary. On June 28, 2010, the Company and Amgen filed motions to dismiss the Fourth Amended Complaint. The motions to dismiss were denied following a hearing on July 21, 2010. The Company filed a Motion for Judgment on the Pleadings on February 18, 2011. The Motion was denied following a hearing on March 24, 2011. The Company, Amgen, and Relator filed Motions for Partial Summary Judgment on March 1, 2011. The Court heard oral argument on those motions on April 11, 2011. Those motions were denied by the Court. This matter is scheduled to go to trial in October 2011.
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized a gain of $1.2 million in the three and nine months ended June 30, 2011, relating to the above-mentioned class action lawsuits. In the three and nine months ended June 30, 2010, the Company recognized gains of $19.1 million and $20.7 million, respectively, relating to the above-mentioned class action lawsuits. The gains, which were net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.
Note 8. Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at June 30, 2011 and September 30, 2010 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $955.7 million and $1,552.4 million of investments in money market accounts as of June 30, 2011 and September 30, 2010, respectively. The fair values of the money market accounts were determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 investments. The fair values of the Company’s debt instruments are estimated based on market prices. The recorded amount of debt (see Note 4) and the corresponding fair value as of June 30, 2011 were $1,362.1 million and $1,480.7 million, respectively. The recorded amount of debt and the corresponding fair value as of September 30, 2010 were $1,343.6 million and $1,486.3 million, respectively.
Note 9. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), and 4 7/8% senior notes due November 15, 2019 (the “2019 Notes” and, together with the 2012 Notes and 2015 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of any of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of any of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of June 30, 2011 and September 30, 2010, statements of operations for the three and nine months ended June 30, 2011 and 2010, and statements of cash flows for the nine months ended June 30, 2011 and 2010.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SUMMARY CONSOLIDATING BALANCE SHEETS:

	June 30, 2011
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$1,562,346	$380,325	$57,782	$—	$2,000,453
Accounts receivable, net	83	1,189,357	2,717,672	—	3,907,112
Merchandise inventories	—	5,012,596	145,200	—	5,157,796
Prepaid expenses and other	143	52,206	3,595	—	55,944

Total current assets	1,562,572	6,634,484	2,924,249	—	11,121,305

Property and equipment, net	—	734,548	27,440	—	761,988
Goodwill and other intangible assets	—	2,702,437	141,494	—	2,843,931
Other assets	11,081	114,733	2,691	—	128,505
Intercompany investments and advances	2,642,132	2,403,860	(132,121)	(4,913,871)	—

Total assets	$4,215,785	$12,590,062	$2,963,753	$(4,913,871)	$14,855,729

Current liabilities:
Accounts payable	$—	$8,731,576	$161,756	$—	$8,893,332
Accrued expenses and other	(275,085)	598,041	9,470	—	332,426
Current portion of long-term debt	—	175	—	—	175
Deferred income taxes	—	781,852	—	—	781,852

Total current liabilities	(275,085)	10,111,644	171,226	—	10,007,785

Long-term debt, net of current portion	1,287,790	—	74,099	—	1,361,889
Other liabilities	—	277,998	4,977	—	282,975

Total stockholders’ equity	3,203,080	2,200,420	2,713,451	(4,913,871)	3,203,080

Total liabilities and stockholders’ equity	$4,215,785	$12,590,062	$2,963,753	$(4,913,871)	$14,855,729

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended June 30, 2011
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$19,700,969	$492,991	$(32,938)	$20,161,022
Cost of goods sold	—	19,068,342	439,099	—	19,507,441

Gross profit	—	632,627	53,892	(32,938)	653,581
Operating expenses:
Distribution, selling, and administrative	—	324,103	17,641	(32,938)	308,806
Depreciation	—	22,661	917	—	23,578
Amortization	—	3,229	809	—	4,038

Operating income	—	282,634	34,525	—	317,159
Other loss (income)	—	138	(76)	—	62
Interest expense, net	311	16,199	2,095	—	18,605

(Loss) income before income taxes and equity in earnings of subsidiaries	(311)	266,297	32,506	—	298,492
Income taxes	(109)	103,312	10,870	—	114,073
Equity in earnings of subsidiaries	184,621	—	—	(184,621)	—

Net income	$184,419	$162,985	$21,636	$(184,621)	$184,419

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Nine months ended June 30, 2011
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$58,477,033	$1,430,674	$(97,819)	$59,809,888
Cost of goods sold	—	56,616,760	1,271,979	—	57,888,739

Gross profit	—	1,860,273	158,695	(97,819)	1,921,149
Operating expenses:
Distribution, selling, and administrative	—	926,881	53,909	(97,819)	882,971
Depreciation	—	64,110	2,648	—	66,758
Amortization	—	9,843	2,403	—	12,246

Operating income	—	859,439	99,735	—	959,174
Other income	—	(1,678)	(69)	—	(1,747)
Interest expense, net	1,231	48,424	7,150	—	56,805

(Loss) income before income taxes and equity in earnings of subsidiaries	(1,231)	812,693	92,654	—	904,116
Income taxes	(431)	313,119	32,128	—	344,816
Equity in earnings of subsidiaries	560,100	—	—	(560,100)	—

Net income	$559,300	$499,574	$60,526	$(560,100)	$559,300

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2011
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$559,300	$499,574	$60,526	$(560,100)	$559,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(558,223)	449,086	(202,418)	560,100	248,545

Net cash provided by (used in) operating activities	1,077	948,660	(141,892)	—	807,845

Capital expenditures	—	(124,999)	(2,474)	—	(127,473)
Other	—	873	3	—	876

Net cash used in investing activities	—	(124,126)	(2,471)	—	(126,597)

Net borrowings under revolving and securitization credit facilities	—	—	17,201	—	17,201
Purchases of common stock	(400,253)	—	—	—	(400,253)
Exercises of stock options, including excess tax benefit	138,130	—	—	—	138,130
Cash dividends on common stock	(86,920)	—	—	—	(86,920)
Debt issuance costs and other	(6,855)	453	(733)	—	(7,135)
Intercompany financing and advances	365,045	(524,362)	159,317	—	—

Net cash provided by (used in) financing activities	9,147	(523,909)	175,785	—	(338,977)

Increase in cash and cash equivalents	10,224	300,625	31,422	—	342,271
Cash and cash equivalents at beginning of period	1,552,122	79,700	26,360	—	1,658,182

Cash and cash equivalents at end of period	$1,562,346	$380,325	$57,782	$—	$2,000,453

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine months ended June 30, 2010
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$495,520	$436,154	$60,314	$(496,468)	$495,520
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(497,225)	23,198	41,430	496,468	63,871

Net cash (used in) provided by operating activities	(1,705)	459,352	101,744	—	559,391

Capital expenditures	—	(129,684)	(2,618)	—	(132,302)
Other	—	24	119	—	143

Net cash used in investing activities	—	(129,660)	(2,499)	—	(132,159)

Long-term debt borrowings	396,696	—	—	—	396,696
Net repayments under revolving and securitization credit facilities	—	—	(216,720)	—	(216,720)
Purchases of common stock	(350,262)	—	—	—	(350,262)
Exercises of stock options, including excess tax benefit	122,715	—	—	—	122,715
Cash dividends on common stock	(68,306)	—	—	—	(68,306)
Debt issuance costs and other	(8,687)	(454)	(866)	—	(10,007)
Intercompany financing and advances	206,789	(335,159)	128,370	—	—

Net cash provided by (used in) financing activities	298,945	(335,613)	(89,216)	—	(125,884)

Increase (decrease) in cash and cash equivalents	297,240	(5,921)	10,029	—	301,348
Cash and cash equivalents at beginning of period	927,049	58,900	23,419	—	1,009,368

Cash and cash equivalents at end of period	$1,224,289	$52,979	$33,448	$—	$1,310,716

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary Financial Information

	Three months ended June 30,
(dollars in thousands)	2011	2010	Change

Revenue	$20,161,022	$19,602,120	2.9%

Gross profit	$653,581	$588,370	11.1%

Operating income	$317,159	$281,854	12.5%

Percentages of revenue:
Gross profit	3.24%	3.00%
Operating expenses	1.67%	1.56%
Operating income	1.57%	1.44%

	Nine months ended June 30,
(dollars in thousands)	2011	2010	Change

Revenue	$59,809,888	$58,238,606	2.7%

Gross profit	$1,921,149	$1,763,808	8.9%

Operating income	$959,174	$855,463	12.1%

Percentages of revenue:
Gross profit	3.21%	3.03%
Operating expenses	1.61%	1.56%
Operating income	1.60%	1.47%
Results of Operations
Revenue of $20.2 billion in the quarter ended June 30, 2011 increased 2.9% from the prior year quarter. The increase in revenue was due to the 4% revenue growth of ABDC, offset in part by the 2% revenue decline of ABSG. During the quarter ended June 30, 2011, 71% of revenue was from sales to institutional customers and 29% was from sales to retail customers; this compared to a customer mix in the prior year quarter of 70% institutional and 30% retail. Sales to institutional customers increased 4% in the current year quarter and sales to retail customers were relatively flat in comparison to the prior year quarter. Revenue of $59.8 billion in the nine months ended June 30, 2011 increased 2.7% from the prior year period as ABDC’s revenue grew 4%, offset in part by ABSG’s 3% revenue decline.
ABDC’s revenue increased 4% from the prior year quarter primarily due to alternate site and independent customer growth. ABDC’s revenue increased 4% from the prior year nine-month period due to overall pharmaceutical market growth and the above market growth of a few of our largest customers, primarily our institutional customers.
ABSG’s revenue of $3.9 billion and $11.6 billion in the quarter and nine months ended June 30, 2011 decreased 2% and 3%, respectively, from the prior year periods primarily due to the September 2010 discontinuance of its contract with a third party logistics customer that transitioned to a direct manufacturer distribution model. ABSG’s revenue decline in the quarter and nine months ended June 30, 2011 was also attributable to a decline in sales to dialysis providers, and an increase in the utilization of specialty generic products. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower growth or reduced revenues.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We continue to expect to grow our revenues between 2% and 4% in fiscal 2011. Our estimated revenue growth in fiscal 2011 reflects the growth rate of the overall pharmaceutical market and the September 2010 discontinuance of our contract with an ABSG third party logistics customer, as noted above. This customer loss will impact our revenue growth and ABSG’s revenue growth in fiscal 2011 by approximately 1% and 5%, respectively. Our expected growth reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth also may be impacted, among other things, by industry competition and changes in customer mix. One of our larger retail customers, the former Long’s Drugs, with annual revenue totaling approximately $2 billion, was previously acquired by a customer of one of our competitors and did not renew its contract. As a result, we will no longer service this large retail customer after September 30, 2011. In July 2011, our largest customer, Medco Health Solutions, Inc. (“Medco”), which accounted for 18% of our revenue in fiscal 2010, announced its intention to merge with Express Scripts, Inc., which will be the surviving corporation and is a customer of one of our competitors. Our business with Medco contributes approximately 5% of our earnings. Our current contract with Medco continues at least through March 2013. We will make every effort to extend our relationship with the combined entity upon the expiration of our current contract; however, if we fail to do so, our revenue, earnings and cash flows would be significantly impacted. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on reimbursement rates, and changes in Federal government rules and regulations.
Gross profit of $653.6 million in the quarter ended June 30, 2011 increased $65.2 million or 11.1% from the prior year quarter. Gross profit of $1.9 billion in the nine months ended June 30, 2011 increased $157.3 million or 8.9% from the prior year period. The increases in gross profit were in large part attributable to specialty generic product introductions (launches), our revenue growth, the continued strong growth and profitability of our non-specialty generic programs and increased contributions from our fee-for-service agreements with pharmaceutical manufacturers. All of the above was offset in part by normal competitive pressures on customer margins. Oxaliplatin, Gemcitabine, and Docetaxel (all generic oncology drugs), were launched in the quarters ended September 30, 2009, December 31, 2010, and March 31, 2011, respectively. The gross profit benefit achieved collectively from all three generic oncology drugs in the quarter and nine months ended June 30, 2011 was higher than the benefit achieved from Oxaliplatin alone in the prior year periods by approximately $50 million and $77 million, respectively. Sales of Oxaliplatin, the largest contributor of the three specialty generic drugs, benefited our gross profit by approximately $34 million and $106 million in the quarter and nine months ended June 30, 2011, respectively. We fully depleted our inventory of this product in the quarter ended June 30, 2011. Further quantities of Oxaliplatin are not expected to be available until the product is re-launched in August 2012. Additionally, beginning in our quarter ending September 30, 2011, we expect the gross profit contribution from sales of Gemcitabine and Docetaxel will begin to moderate as additional pharmaceutical manufacturers offer these products for sale and as third-party reimbursement rates to our customers decline. While we expect an increase in the number of brand to generic conversions in the future, the amount of gross profit attributable to each generic launch can cause significant variability in our results of operations. In the current quarter and nine-month period, we recognized a gain of $1.2 million from antitrust litigation settlements with pharmaceutical manufacturers. This compared to a gain of $19.1 million and $20.7 million, respectively, from antitrust litigation settlements with pharmaceutical manufacturers recognized in the prior year quarter and nine-month period. These gains were recorded as reductions to cost of goods sold. We are unable to estimate future gains, if any, we will recognize as a result of antitrust settlements (see Note 7 of the Notes to Consolidated Financial Statements).
As a percentage of revenue, our gross profit margin of 3.24% in the quarter ended June 30, 2011 improved 24 basis points from the prior year quarter. As a percentage of revenue, our gross profit margin of 3.21% in the nine months ended June 30, 2011 improved 18 basis points from the prior year period. The gross profit margin improvements were due to the above mentioned generic oncology drug launches, the strong growth and profitability of our non-specialty generic programs and increased contributions from our fee-for-service agreements with pharmaceutical manufacturers. These factors more than offset the above market growth of some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins. Additionally, the gains on antitrust litigation settlements, as noted above, had the effect of increasing our gross profit margin by 1 basis point in the current year quarter and increasing our gross profit margin by 10 basis points and 4 basis points in the prior year quarter and nine months, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $11.4 million and $11.3 million in the quarters ended June 30, 2011 and 2010, respectively. Our LIFO charge was $34.8 million and $29.9 million in the nine months ended June 30, 2011 and 2010, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.
Beginning in July 2010 and through June 2011, we implemented various phases of our Business Transformation project and our new enterprise resource planning (“ERP”) platform. As a result, we started to depreciate a significant portion of our capitalized project costs in the fourth quarter of fiscal 2010. Additionally, we started to incur other significant costs to support our new ERP platform as we have begun the transition from our legacy information systems to our ERP platform. This transition is expected to last through the end of calendar 2012. The incremental costs of maintaining dual information technology platforms, including depreciation, are expected to be approximately $40 million per year during the transition period. We intend to mitigate the impact of these incremental costs by reducing expenses elsewhere, but there can be no assurance that we will be able to do so.
Operating expenses of $336.4 million in the quarter ended June 30, 2011 increased $29.9 million or 9.8% from the prior year quarter due to the incremental costs of maintaining dual information technology platforms (including depreciation), an increase in consulting expenses related to ABDC’s Energiz program, an acceleration in pension expenses due to executive employee retirements, and an increase in incentive compensation expenses. ABDC’s Energiz program encompasses a combination of initiatives to maximize salesforce productivity, improve customer contractual compliance, and drive efficiency by linking our information technology capabilities more effectively with our operations. Prior year operating expenses were impacted by a $4.4 million favorable adjustment relating to a legal matter. Operating expenses of $962.0 million in the nine months ended June 30, 2011 increased $53.6 million or 5.9% from the prior year period primarily due to the incremental costs of maintaining dual information technology platforms (including depreciation), and an increase in consulting expenses related to our Energiz program. As a percentage of revenue, operating expenses were 1.67% and 1.61% in the quarter and nine months ended June 30, 2011, respectively, and represented increases in our operating expense ratios of 11 basis points and 5 basis points, respectively, from the prior year periods due to the same matters as noted above and was offset, in part, by our operating leverage, particularly within ABDC.
Operating income of $317.2 million and $959.2 million in the quarter and nine months ended June 30, 2011 increased 12.5% and 12.1%, respectively, from the prior year periods due to the increases in our gross profit. As a percentage of revenue, operating income increased 13 basis points to 1.57% and 1.60% in the quarter and nine months ended June 30, 2011, respectively, from the prior year periods due to the increase in our gross profit margins, offset in part by the increase in our operating expense margins.
Other income of $1.7 million in the nine months ended June 30, 2011 included a $1.9 million gain resulting from payments received in excess of amounts accrued on a note receivable relating to a prior business disposition.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest expense, interest income, and the respective weighted-average interest rates in the quarters ended June 30, 2011 and 2010 were as follows (in thousands):

	2011		2010
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$19,355	5.31%	$18,615	5.34%
Interest income	(750)	0.17%	(714)	0.20%

Interest expense, net	$18,605		$17,901

Interest costs capitalized relating to our Business Transformation project of $1.1 million and $2.0 million in the quarters ended June 30, 2011 and 2010, respectively, had the effect of reducing interest expense for those periods. We have and continue to expect to capitalize significantly less interest costs related to our Business Transformation project in fiscal 2011, since we began to implement our new ERP platform in the fourth quarter of fiscal 2010. Average borrowings in the quarter ended June 30, 2011 were $6.9 million lower than the prior year quarter. Interest income increased from the prior year quarter due to an increase in average invested cash of $413.1 million to $1.8 billion during the quarter ended June 30, 2011, offset, in part, by a decrease in the weighted-average interest rate.
Interest expense, interest income, and the respective weighted-average interest rates in the nine months ended June 30, 2011 and 2010 were as follows (in thousands):

	2011		2010
		Weighted-Average		Weighted-Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$58,718	5.33%	$55,855	5.14%
Interest income	(1,913)	0.19%	(1,408)	0.18%

Interest expense, net	$56,805		$54,447

Interest expense increased from the prior nine-month period due to an increase in the weighted average interest rate and a $1.9 million decline in interest costs capitalized relating to our Business Transformation project. Interest costs capitalized relating to our Business Transformation project of $3.1 million and $5.0 million in the nine months ended June 30, 2011 and 2010, respectively, had the effect of reducing interest expense for those periods. Interest income increased from the prior nine-month period primarily due to an increase in average invested cash of $300.1 million.
Income taxes in the quarter ended June 30, 2011 reflect an effective income tax rate of 38.2%, compared to 38.1% in the prior year quarter. Income taxes in the nine months ended June 30, 2011 and 2010 reflect an effective tax rate of 38.1%. We continue to expect that our ongoing effective tax rate will be approximately 38.4%.
Net income of $184.4 million in the quarter ended June 30, 2011 increased 13.0% from the prior year quarter primarily due to the increase in operating income. Diluted earnings per share of $0.66 in the quarter ended June 30, 2011 increased 15.8% from $0.57 per share in the prior year quarter. Net income of $559.3 million in the nine months ended June 30, 2011 increased 12.9% from the prior year period primarily due to the increase in operating income. Diluted earnings per share of $2.00 in the nine months ended June 30, 2011 increased 16.3% from $1.72 in the prior year period. The differences between diluted earnings per share growth and the increase in net income for the quarter and nine months ended June 30, 2011 was primarily due to the 3% reduction in weighted average common shares outstanding in both periods, primarily from purchases of our common stock, net of the impact of stock option exercises.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
The following table illustrates our debt structure at June 30, 2011, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability

Fixed-Rate Debt:
$392,326, 5 5/8% senior notes due 2012	$391,917	$—
$500,000, 5 7/8% senior notes due 2015	498,756	—
$400,000, 4 7/8% senior notes due 2019	397,117	—
Other	175	—

Total fixed-rate debt	1,287,965	—

Variable-Rate Debt:
Blanco revolving credit facility due 2012	55,000	—
Multi-currency revolving credit facility due 2015	19,099	670,530
Receivables securitization facility due 2014	—	700,000
Other	—	1,605

Total variable-rate debt	74,099	1,372,135

Total debt, including current portion	$1,362,064	$1,372,135

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.
In March 2011, we entered into a new multi-currency senior unsecured revolving credit facility for $700 million, which expires in March 2015, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 87.5 basis points to 192.5 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (130 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2011). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate plus 30 basis points or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 12.5 basis points to 32.5 basis points, annually, of the total commitment (20 basis points at June 30, 2011). On August 3, 2011, one of the credit rating agencies increased our debt rating and as a result, future interest on borrowings under our Multi-Currency Revolving Credit Facility will be reduced by 20 basis points and the facility fees will be reduced by 5 basis points. We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
In April 2011, we amended our $700 million receivables securitization facility (“Receivables Securitization Facility”), which now expires in April 2014. We continue to have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 90 basis points. We pay an unused fee of 45 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At June 30, 2011, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In April 2011, we amended the $55 million Blanco revolving credit facility (the “Blanco Credit Facility”) to extend the maturity date to April 2012. Borrowings under the Blanco Credit Facility are guaranteed by us. Under the amended Blanco Credit Facility, interest on borrowings will accrue at 100 basis points over LIBOR. The Blanco Credit Facility is not classified in the current portion of long-term debt on the consolidated balance sheet at June 30, 2011 because we have both the ability and intent to refinance it on a long-term basis.
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
Our primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new ERP platform) and routine growth and expansion through new business opportunities. In September 2010, our board of directors approved a new program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2011, we purchased $400.0 million of our common stock, of which $98.1 million was purchased to close out our prior November 2009 share repurchase program and $301.9 million was purchased under the current $500 million share repurchase program. As of June 30, 2011, we had $198.1 million of availability remaining on our current $500 million share repurchase program, which we expect to complete by the end of fiscal 2011. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.
Our most significant market risk historically has been the effect of fluctuations in interest rates relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At June 30, 2011, we had $74.1 million of variable-rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at June 30, 2011.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2.0 billion in cash and cash equivalents at June 30, 2011. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at June 30, 2011. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at June 30, 2011 (in thousands):

	Payments Due by Period
		Within 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Debt, including interest payments	$1,700,509	$127,276	$502,370	$602,613	$468,250
Operating leases	221,759	44,014	67,933	49,943	59,869
Other commitments	341,090	191,320	119,352	30,418	—

Total	$2,263,358	$362,610	$689,655	$682,974	$528,119

We have commitments to purchase blood plasma products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $153.6 million as of June 30, 2011. These blood product commitments are included in “Other commitments” in the above table.
We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new ERP platform. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $143.2 million as of June 30, 2011 and is included in “Other commitments” in the above table.
Our liability for uncertain tax positions was $49.3 million (including interest and penalties) as of June 30, 2011. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above table.
During the nine months ended June 30, 2011, our operating activities provided $807.8 million of cash in comparison to cash provided of $559.4 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2011 was principally the result of net income of $559.3 million, non-cash items of $268.2 million, a decrease in merchandise inventories of $55.9 million, and an increase in accounts payable, accrued expenses and income taxes of $26.6 million, offset, in part, by an increase in accounts receivable of $93.6 million. Non-cash items include the provision for deferred income taxes of $122.2 million, which represents an increase of $61.5 million from the prior year nine-month period and is primarily attributable to tax bonus depreciation resulting from our Business Transformation capital expenditures. Merchandise inventories decreased slightly from the September 30, 2010 balance while the average number of inventory days on hand in the nine months ended June 30, 2011 decreased approximately one-half of one day from the prior year period. The average number of days payable outstanding in the nine months ended June 30, 2011 decreased approximately one-half of one day from the prior year period. Although accounts receivable increased from September 30, 2010, the average number of days sales outstanding during the quarter and nine months ended June 30, 2011 was relatively consistent to the prior year periods. Operating cash uses during the nine months ended June 30, 2011 included $47.5 million of interest payments and $184.9 million of income tax payments, net of refunds.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the nine months ended June 30, 2010, our operating activities provided $559.4 million of cash in comparison to cash provided of $430.5 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2010 was principally the result of net income of $495.5 million and non-cash items of $194.7 million, offset, in part, by an increase in merchandise inventories of $127.9 million. Despite the increase in revenue in the nine months ended June 30, 2010, accounts receivable decreased by 1% from September 30, 2009 as the average number of days sales outstanding during the nine-months ended June 30, 2010 decreased by nearly one day to 17.2 days from the prior year period, reflecting improved cash collection efforts and timing of customer receipts. Our accounts payable and inventory balances at September 30, 2009 were higher than normal as we made inventory purchases of approximately $400 million in the month of September 2009, primarily relating to the purchase of generic products due to a then recent product launch and purchases made in advance of a manufacturer’s temporary plant shutdown in connection with its facility consolidation efforts. Despite our higher than normal accounts payable balance at September 30, 2009, accounts payable, accrued expenses and income taxes decreased only by 1% from September 30, 2009 to June 30, 2010 due to the growth in our business. Our merchandise inventories at June 30, 2010 increased 2% when compared to September 30, 2009, substantially less than our revenue growth, due to a reduction in the September 30, 2009 inventory balance related to the purchase made in advance of the temporary plant shutdown. The average number of inventory days on hand in the nine months ended June 30, 2010 was consistent with the prior year period. Operating cash uses during the nine months ended June 30, 2010 included $37.4 million in interest payments and $180.8 million of income tax payments, net of refunds.
Capital expenditures for the nine months ended June 30, 2011 and 2010 were $127.5 million and $132.3 million, respectively. Our most significant capital expenditures in the nine months ended June 30, 2011 and 2010 related to our Business Transformation project, which includes a new ERP platform that we have begun to implement in ABDC and our corporate office. Other capital expenditures in the nine months ended June 30, 2011 included ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us, and other technology initiatives. Other capital expenditures in the nine months ended June 30, 2010 included improvements made to our operating facilities and other information technology initiatives. We currently expect to spend approximately $175 million for capital expenditures during fiscal 2011.
In November 2009, we issued $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”) for net proceeds of $396.7 million. We used the net proceeds of the 2019 Notes to repay substantially all amounts then outstanding under our Multi-Currency Revolving Credit Facility and the remaining net proceeds were used for general corporate purposes.
During the nine months ended June 30, 2011, we purchased 11.4 million shares of our common stock for a total of $400.3 million. During the nine months ended June 30, 2010, we purchased 13.1 million shares of our common stock for a total of $350.3 million.
In November 2009, our board of directors increased the quarterly cash dividend by 33% to $0.08 per share. In November 2010, our board of directors authorized another increase in the quarterly cash dividend by 25% to $0.10 per share. In May 2011, our board of directors increased the quarterly cash dividend again by 15% to $0.115 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale and purchase of pharmaceutical products or any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to continue to implement an enterprise resource planning (ERP) system to handle business and financial processes and transactions (including processes and transactions related to our customers and suppliers) of AmerisourceBergen Drug Corporation operations and our corporate functions as intended without functional problems, unanticipated delays and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States, including changes and/or potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

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
(c) Issuer Purchases of Equity Securities
The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2011.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of
	Number of	Average Price	as Part of Publicly	Shares that May Yet Be
	Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Programs	Under the Programs
April 1 to April 30	394	$40.35	—	$343,149,418
May 1 to May 31	2,110,292	$41.42	2,109,473	$255,755,641
June 1 to June 30	1,409,098	$40.94	1,408,985	$198,087,242

Total	3,519,784		3,518,458

a)
In September 2010, the Company announced a new program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2011, the Company purchased 8.2 million shares under this program for $301.9 million. There is no expiration date related to this new program.

b)	Employees surrendered 394 shares in April 2011, 819 shares in May 2011, and 113 shares in June 2011 to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 6.	Exhibits
(a)	Exhibits:

10.1	Non-Employee Directors’ Compensation Policy, effective as of November 11, 2010, as amended as of May 13, 2011.

10.2
First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of April 28, 2011, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as initial Servicer, various purchaser groups, and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011).

10.3
Second Amendment to Receivables Sales Agreement, dated as of April 28, 2011, between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation, as Originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011).

10.4
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, among Registrant, Amerisource Receivables Financial Corporation, Bank of America, National Association, as Administrator, and various purchaser groups (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION
August 8, 2011	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

August 8, 2011	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Non-Employee Directors’ Compensation Policy, effective as of November 11, 2010, as amended as of May 13, 2011.

10.2
First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of April 28, 2011, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as initial Servicer, various purchaser groups, and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011).

10.3
Second Amendment to Receivables Sales Agreement, dated as of April 28, 2011, between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation, as Originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011).

10.4
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, among Registrant, Amerisource Receivables Financial Corporation, Bank of America, National Association, as Administrator, and various purchaser groups (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.