Form 10-K
period 2011-09-30
AMERISOURCEBERGEN CORP
filed 2011-11-22
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2011 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2011 was $9,403,904,403.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2011 was 258,343,469.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference in the Part of this report indicated below:
Part III — Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item	Page

PART I

1. Business	1

1A. Risk Factors	8

1B. Unresolved Staff Comments	15

2. Properties	15

3. Legal Proceedings	15

Executive Officers of the Registrant	16

PART II

5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

6. Selected Financial Data	20

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

7A. Quantitative and Qualitative Disclosures About Market Risk	34

8. Financial Statements and Supplementary Data	35

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76

9A. Controls and Procedures	76

9B. Other Information	78

PART III

10. Directors, Executive Officers and Corporate Governance	78

11. Executive Compensation	78

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78

13. Certain Relationships and Related Transactions, and Director Independence	78

14. Principal Accountant Fees and Services	78

PART IV

15. Exhibits and Financial Statement Schedules	79

Signatures	84

EX-10.20
EX-10.21
EX-10.22
EX-10.31
EX-21
Exhibit 23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IMS Healthcare, Inc. (“IMS”), an independent third party provider of information to the pharmaceutical and healthcare industry, are expected to grow annually between 0% and 3% through 2015. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market.
In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States, and other industry trends, include:
Aging Population. The number of individuals age 55 and over in the United States currently exceeds 75 million and is one of the most rapidly growing segments of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately 75% of total healthcare expenditures in the United States.
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
Increased Use of Generic Pharmaceuticals. A significant number of patents for widely used brand-name pharmaceutical products will expire during the next several years. We expect over 30 brand to generic conversions during the next twelve months. In addition, increased emphasis by managed care and other third party payors on utilization of generics has accelerated their growth. We consider the increase in generic usage a favorable trend because generic pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth.
Increased Use of Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe drug therapy has had a beneficial impact on healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for approximately 10% of overall healthcare costs. Pharmaceutical manufacturers’ continued emphasis on research and development is expected to result in the continuing introduction of cost-effective drug therapies and new uses for existing drug therapies.
Legislative Developments. In recent years, regulation of the healthcare industry has changed significantly in an effort to increase drug utilization and reduce costs. These changes included expansion of Medicare coverage for outpatient prescription drugs, the enrollment (beginning in 2006) of Medicare beneficiaries in prescription drug plans offered by private entities, and cuts in Medicare and Medicaid reimbursement rates. More recently, in March 2010, the federal government enacted major health reform legislation designed to expand access to health insurance, which would increase the number of people in the United States who are eligible to be reimbursed for all or a portion of prescription drug costs. The health reform law provides for sweeping changes to Medicare and Medicaid policies (including drug reimbursement policies), expanded disclosure requirements regarding financial arrangements within the healthcare industry, enhanced enforcement authority to prevent fraud and abuse, and new taxes and fees on pharmaceutical and medical device manufacturers. These policies and other legislative developments may affect our businesses directly and/or indirectly (see Government Regulation on page 6 for further details).

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

We believe we have one of the lowest cost operating structures among all pharmaceutical distributors. AmerisourceBergen Drug Corporation has a distribution facility network totaling 26 distribution facilities in the U.S. We continue to seek opportunities to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt “best practices” in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. Furthermore, we believe that the investments we continue to make related to our Business Transformation project will reduce our operating expenses in the future (see Information Systems on page 4 for further details).

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

In fiscal 2009, we acquired Innomar Strategies Inc. (“Innomar”), a Canadian pharmaceutical services company. Innomar provides services within Canada to pharmaceutical and biotechnology companies, including strategic consulting and access solutions, specialty logistics management, patient assistance and nursing services, and clinical research services. Innomar has increased our distribution and services presence in Canada.

•
Optimize and Grow Our Specialty Distribution and Service Businesses. Representing $15.5 billion in total revenue in fiscal 2011, our specialty pharmaceuticals business has a significant presence in this growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians and other healthcare providers, including dialysis clinics, our specialty pharmaceuticals business is a well-developed platform for growth. We are the leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We also distribute plasma and other blood products, injectible pharmaceuticals and vaccines. Additionally, we are well-positioned to service and support many of the new biotechnology therapies that will be coming to market in the near future.

The September 2011 acquisition of IntrinsiQ, LLC (“IntrinsiQ”) enhanced our proprietary data offerings to both physicians and manufacturers. IntrinsiQ is a leading provider of informatics solutions that help community oncologists make treatment decisions for their patients. We continue to seek opportunities to expand our offerings in specialty distribution and services.

•
Optimize and Grow Our Consulting and Packaging Services. Our consulting service businesses help pharmaceutical and biotechnology manufacturers commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies in supporting access to branded drugs. We also provide outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical companies. Additionally, we are a leading provider of contract packaging and we also provide clinical trial services for pharmaceutical and biotechnology manufacturers.

The September 2011 acquisition of Premier Source complements our consulting and reimbursement services. Premier Source is a provider of consulting and reimbursement services to medical device, pharmaceutical, molecular diagnostic, and biotechnology manufacturers, as well as other health services companies.

On November 1, 2011, we acquired TheraCom, LLC (“TheraCom”), which will significantly increase the size and scope of our consulting services. TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, including reimbursement and patient access support services. TheraCom’s capabilities complement those of the Lash Group, which is part of AmerisourceBergen Consulting Services. We continue to seek opportunities to expand our offerings in consulting and packaging services.

•
Divestitures. In order to allow us to concentrate on our strategic focus areas of pharmaceutical distribution and related services and specialty pharmaceutical distribution and related services, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.

In October 2008, we sold PMSI, our workers’ compensation business.
Operations
Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2011 are comprised of one reportable segment, Pharmaceutical Distribution.
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
ABSG, through a number of operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals and vaccines. Additionally, ABSG provides third party logistics and other services for biotechnology and other pharmaceutical manufacturers.

ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers.
ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC and, as a result, its operations are closely aligned with the operations of ABDC. Anderson and Brecon (based in the United Kingdom) are leading providers of contract packaging and also provide clinical trials services for pharmaceutical manufacturers. Beginning in fiscal 2012, to increase our operating efficiencies and to better align our operations, each business unit within ABPG will be combined with ABDC or ABCS. More specifically, the operations of American Health Packaging will be combined with the ABDC operating segment and the operations of Anderson and Brecon will be combined with the ABCS operating segment.
Sales and Marketing. The majority of ABDC’s sales force is organized regionally and specialized by either healthcare provider type or size. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. ABDC’s national marketing organization designs and develops business management solutions for AmerisourceBergen healthcare provider customers. Tailored to specific groups, these programs can be further customized at the business unit or distribution facility level to adapt to local market conditions. ABDC’s sales and marketing organization also serves national account customers through close coordination with local distribution centers and ensures that our customers are receiving service offerings that meet their needs. Our other operating segments each have independent sales forces and marketing organizations that specialize in their respective product and service offerings. In addition, we have a corporate marketing group that coordinates branding and other marketing activities across the Company.
Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physicians and physician group practices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. We are typically the primary source of supply for our healthcare provider customers. Our manufacturing customers include branded, generic and biotechnology manufacturers of prescription pharmaceuticals, as well as over-the-counter product and health and beauty aid manufacturers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. In fiscal 2011, total revenue was comprised of 71% institutional customers and 29% retail customers.
In fiscal 2011, Medco Health Solutions, Inc., our largest customer, accounted for 19% of our revenue. Our next largest customer accounted for 5.5% of our fiscal 2011 revenue. Our top 10 customers represented approximately 43% of fiscal 2011 revenue. In addition, we have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 10% of our revenue in fiscal 2011 was derived from our three largest GPO relationships. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations.
Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2011. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are good. The 10 largest suppliers in fiscal 2011 accounted for approximately 51% of our purchases.
Information Systems. ABDC operates its full-service wholesale pharmaceutical distribution facilities in the U.S. on a centralized system. ABDC’s operating system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. ABDC’s systems are intended to strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the basic and value-added services offered to our customers, including marketing, product demand data, inventory replenishment, single-source billing, third party claims processing, computer price updates and price labels.
ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. ABDC has a warehouse operating system, which is used to account for the majority of ABDC’s transactional volume. The warehouse operating system has improved ABDC’s productivity and operating leverage. ABDC will continue to invest in advanced information systems and automated warehouse technology.

A significant portion of our information technology activities relating to ABDC and our corporate functions are outsourced to IBM Global Services and other third party service providers.
In an effort to continue to make system investments to further improve our information technology capabilities and meet our future customer and operational needs, we began to make significant investments in fiscal 2008 relating to our Business Transformation project that includes a new enterprise resource planning (“ERP”) system. The ERP system will include the development and implementation of integrated processes to enhance our business practices and lower costs. Effective October 2010, the majority of our corporate and administrative functions began operating on our new ERP system. Additionally, in fiscal 2011, two of our ABDC distribution facilities implemented and began using PassPort, our new web-based customer facing application with enhanced ordering and product catalog features. We expect to continue the implementation of the ERP system, including PassPort, and as a result, expect to continue to make significant investments in our Business Transformation project.
ABSG operates the majority of its business on its own common, centralized platform resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities.
Competition
We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. Our largest national competitors are Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”). ABDC competes with both Cardinal and McKesson, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG’s operating businesses face competition from a variety of competitors, including McKesson, Cardinal, FFF Enterprises, Henry Schein, Inc., Express Scripts, Inc., and UPS Logistics, among others. Our Consulting and Packaging businesses also face competition from a variety of competitors. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
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
Employees
As of September 30, 2011, we had approximately 10,300 employees, of which approximately 9,400 were full-time employees. Approximately 4.5% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

Government Regulation
We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies.
The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances must hold valid DEA licenses, meet various security and operating standards and comply with regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers from distributing controlled substances, seize or recall products and impose significant criminal, civil and administrative sanctions. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical wholesale distribution requirements needed to conduct our operations.
We and our customers are subject to fraud and abuse laws, including federal anti-kickback statutes. The anti-kickback statutes prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the purchasing, leasing or ordering, induce a referral to purchase, lease or order, or arrange for or recommend purchasing, leasing or ordering items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation.
In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. For example, Florida has adopted pedigree tracking requirements and California has enacted a law requiring chain of custody technology using an interoperable electronic system utilizing unique identification numbers on prescription drugs to create electronic pedigrees, which will be effective for us in July 2016. These and other requirements are expected to increase the cost of our operations.
At the federal level, final regulations issued pursuant to the Prescription Drug Marketing Act became effective in December 2006. These FDA regulations impose pedigree and other chain of custody requirements that increase our costs and/or burden of selling to other pharmaceutical distributors and handling product returns. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies to secure the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace and/or authentication technologies that leverage data carriers applied by the manufacturer to the sellable units and cases. The FDA is also required to develop a standardized numerical identifier (“SNI”), which would be coded into the data carrier applied by the manufacturer. In March 2010, the FDA issued guidance regarding the development of SNIs for prescription drug packages in which the FDA identified package-level SNIs, as an initial step in the FDA’s development and implementation of additional measures to secure the drug supply chain.
Federal legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance coverage to more than 30 million uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. When fully implemented, these provisions are expected to increase the number of people in the United States who have insurance coverage for at least a portion of their prescription drug costs. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. In addition, the Affordable Care Act changed the formula for federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to no less than 175% of the weighted average manufacturer price. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates.
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

Health Information Practices
The Health Information Portability and Accountability Act of 1996 (“HIPAA”) and its accompanying federal regulations set forth health information standards in order to protect security and privacy in the exchange of individually identifiable health information. In addition, our operations, depending on their location, may be subject to state or foreign regulations affecting personal data protection and the manner in which information services or products are provided. Significant criminal and civil penalties may be imposed for violation of HIPAA standards and other such laws. We have a HIPAA compliance program to facilitate our ongoing effort to comply with the HIPAA regulations.
Enacted in 2009, the American Recovery and Reinvestment Act (“ARRA”) strengthens federal privacy and security provisions to protect personally-identifiable health information, including by imposing new notification requirements related to health data security breaches. The ARRA also provides incentive payments to eligible healthcare providers participating in Medicare and Medicaid programs that adopt certified electronic health record (“HER”) technology. The Electronic Prescribing (eRx) Incentive Program provides incentives for eligible healthcare providers who are successful electronic prescribers; beginning in 2012, eligible providers who are not successful electronic prescribers may be subject to a reduction in their Medicare physician fee schedule payments (unless they receive a significant hardship exemption). There can be no assurances that compliance with the new privacy requirements and compliance with EHR standards will not impose new costs on our business.
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
The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with two national wholesale distributors of pharmaceuticals, Cardinal and McKesson; regional and local distributors of pharmaceuticals; national generic distributors; chain drugstores that warehouse their own pharmaceuticals; manufacturers that distribute their products directly to customers; specialty distributors; and packaging and healthcare technology companies (see “Competition”). Competition continues to increase in specialty distribution and services, where gross margins historically have been higher than in ABDC. Reflecting that increased competition, our two national competitors have recently completed acquisitions to expand their footprint in the area of specialty distribution and services. If we were forced by competition to reduce our prices or offer more favorable payment or other terms, our results of operations or liquidity could be adversely affected. In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this trend continues among our customers and suppliers, it could give the resulting enterprises greater bargaining power, which may lead to greater pressure to reduce prices for our products and services.
Our results of operations continue to be subject to the risks and uncertainties of inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices.
Certain distribution service agreements that we have entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with a small number of branded manufacturers continue to be solely inflation-based. As a result, approximately 8% of our gross profit from brand-name manufacturers continues to be subject to fluctuation based upon the timing and extent of manufacturer price increases. If the frequency or rate of branded pharmaceutical price increases slows, our results of operations could be adversely affected. In addition, we distribute generic pharmaceuticals, which are subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, our results of operations could be adversely affected.
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
Despite our recent success amending our multi-currency revolving credit facility, amending our receivables securitization facility, and issuing $500 million of ten-year senior notes, in recent years, the capital and credit markets have experienced significant volatility and disruption. For example, in the latter half of 2008 and in the first quarter of 2009, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If the markets return to the levels of disruption and volatility experienced in the latter half of 2008 and the first quarter of 2009, there can be no assurance that we will not experience downward movement in our stock price without regard to our financial condition or results of operations or an adverse effect, which may be material, on our ability to access credit generally, and on our business, liquidity, financial condition and results of operations.

Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer.
Our largest customer, Medco Health Solutions, Inc., accounted for 19% of our revenue in fiscal 2011. Our top ten customers represented approximately 43% of fiscal 2011 revenue. In July 2011, Medco announced its intention to merge with Express Scripts, Inc., which will be the surviving corporation and is a customer of one of our competitors. Our business with Medco contributes approximately 5% of our earnings. Our current contract with Medco continues at least through March 2013. We will make every effort to extend our relationship with the combined entity upon the expiration of our current contract; however, if we fail to do so, our revenue, earnings and cash flows would be significantly impacted. We also have contracts with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 10% of our revenue in fiscal 2011 was derived from our three largest GPO relationships. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows.
Our revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could have a material adverse affect on our operating revenue and results of operations. At September 30, 2011, our two largest trade receivable balances due from customers represented approximately 11% and 10% of accounts receivable, net.
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
The healthcare industry is highly regulated at the federal and state levels. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies.
In recent years, some states have passed or proposed laws and regulations, including laws and regulations obligating pharmaceutical distributors to provide prescription drug pedigrees, that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution. For example, Florida has adopted pedigree tracking requirements and California has enacted a law requiring chain of custody technology using an interoperable electronic system utilizing unique identification numbers on prescription drugs to create electronic pedigrees, which will be effective for us in July 2016. In order to comply with the Florida requirements, we implemented an e-pedigree system at our distribution center in Florida that required significant capital outlays.
At the federal level, final regulations issued pursuant to the Prescription Drug Marketing Act became effective in December 2006. The FDA regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace and/or authentication technologies that leverage data carriers applied by the manufacturer to the sellable units and cases. The FDA is also required to develop a standardized numerical identifier (“SNI”). In March 2010, FDA issued guidance regarding the development of SNIs for prescription drug packages in which the FDA identified package-level SNIs, as an initial step in the FDA’s development of additional measures to secure the drug supply chain. The increased costs of complying with these pedigree and other supply chain custody requirements could increase our costs or otherwise significantly affect our results of operations.

The suspension or revocation by the DEA of any of the registrations that must be in effect for our distribution facilities to purchase, store and distribute controlled substances or the refusal by the DEA to issue a registration to any such facility that requires such registration may adversely affect our reputation, our business and our results of operations.
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
Both our business and our customers’ businesses may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined.
Federal legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance coverage to more than 30 million uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. When fully implemented, these provisions are expected to increase the number of people in the United States who have insurance coverage for at least a portion of prescription drug costs. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates. Given the scope of the changes made by the Affordable Care Act and the ongoing implementation efforts, we cannot predict the impact of every aspect of the new law on our operations.
The Affordable Care Act changed the formula for federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average manufacturer price (“AMP”). The Centers for Medicare and Medicaid Services (“CMS”) have released for review and comment a draft federal upper limit methodology and draft federal upper limits determined by using that methodology. While the draft federal upper limit prices released to date would represent a significant reduction from the federal upper limits currently in place, the impact of the CMS methodology cannot be determined until finalized. Any reduction in the Medicaid reimbursement rates to our customers for certain multisource pharmaceuticals may indirectly impact the prices that we can charge our customers for multisource pharmaceuticals and cause corresponding declines in our profitability.
The Affordable Care Act also amends the Medicaid rebate statute to increase minimum Medicaid rebates paid by pharmaceutical manufacturers and make other changes affecting Medicaid rebate amounts. The Affordable Care Act’s redefinition of AMP is expected to result, in most instances, in a higher AMP. This higher AMP, coupled with the higher minimum Medicaid rebate percentage, is expected to result in increased Medicaid rebate payments by pharmaceutical manufacturers, which could indirectly impact our business. We are currently assessing the potential impact of these provisions on our business. The federal government could take other actions in the future that impact Medicaid reimbursement and rebate amounts. There can be no assurance that recent or future changes in prescription drug reimbursement policies will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement and related reporting requirements could adversely affect our results of operations.
In February 2011, the federal Department of Health and Human Services (“HHS”) announced that it would be conducting a national survey of pharmacies to create a national database of average actual pharmacy acquisition costs, the results of which states may use to determine state-specific pharmaceutical reimbursement rates. There can be no assurances that state pharmaceutical rates derived from this new data will not result in lower Medicaid reimbursement levels that could adversely impact our business.

Our revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including expanded warning and product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with kidney failure and dialysis and more conservative guidelines for recommended dosage and use. Any further changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues. In addition, on January 1, 2011, CMS began implementing a prospective payment system for Medicare end-stage renal disease (ESRD) services that provides a single bundled payment to dialysis facilities covering most ESRD services, including anemia drugs. There is a 4-year transition period to the new prospective payment system. We cannot at this time assess the impact this new payment system, when fully implemented, will have on our business. Our sales of anemia drugs, including those used in oncology, represented approximately 4% of revenue in fiscal 2011.
The Medicare Prescription Drug Improvement and Modernization Act of 2003 significantly expanded Medicare coverage for outpatient prescription drugs through the Medicare Part D program. The Part D Plan program has increased the use of pharmaceuticals in the supply channel, which has a positive impact on our revenues and profitability. There have been additional changes to the Part D program since its enactment. Notably, the Affordable Care Act provides additional assistance to beneficiaries who reach the Part D “coverage gap” (including a manufacturer discount program), mandates additional medication therapy management services and reduces Part D subsidies for certain high-income beneficiaries. CMS continues to issue regulations and other guidance to implement these statutory changes and further refine Medicare Part D program rules. There can be no assurances that recent and future changes to the Part D program will not have an adverse impact on our business.
The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on health care entities. For instance, the Budget Control Act of 2011 established a Congressional committee charged with identifying $1.5 trillion in deficit reduction provisions, which could include reductions in Medicare and/or Medicaid spending. If legislation meeting deficit reduction targets is not adopted by January 2012, a total of $1.2 trillion in spending reductions affecting a variety of programs would automatically go into effect in January 2013. Reductions in payments to Medicare providers under this process would be capped at 2%, while Medicaid would be exempt from such reductions. Any future reductions in Medicare reimbursement rates could negatively impact our customers’ businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare and/or Medicaid payment or policy changes, if adopted, would not have an adverse effect on our business.
ABSG’s business may be adversely affected in the future by the impact of declining reimbursement rates for pharmaceuticals and other economic factors.
ABSG sells specialty drugs directly to physicians and community oncology practices and provides a number of services to or through physicians. Drugs that are administered in a physician’s office, such as drugs that are infused or injected, are typically covered under Medicare Part B. Declining reimbursement rates for Medicare Part B drugs and other economic factors have caused a number of physician practices, including some customers, to move from private practice to hospital settings, where they may purchase their specialty drugs under hospital prime vendor arrangements rather than from specialty distributors like ABSG. This trend may continue due to various factors, including legislative and regulatory requirements that affect how CMS calculates average sales price (“ASP”) for Medicare Part B drugs. Because Medicare currently reimburses physicians for Part B drugs at the rate of ASP plus six percent, changes in ASP have reduced and could continue to reduce Medicare reimbursement rates for some Part B drugs. These reductions could accelerate the trend of physician practices moving to or being acquired by hospitals, and could also indirectly impact the prices we can charge our customers for pharmaceuticals and result in corresponding declines in ABSG’s profitability. In addition, deficit reduction measures pursuant to the Budget Control Act of 2011 could include reductions in Medicare spending, such as lower reimbursement rates for Medicare Part B drugs. Any future reductions in the rate of reimbursement for drugs covered under Medicare Part B could negatively impact our customers’ businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare reimbursement or policy changes, if adopted, would not have an adverse effect on our business.
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
Consistent with our operations in the United States, our products and services function within the existing regulatory structure of the healthcare system in Canada. The purchase of pharmaceutical products in Canada is funded in part by the provincial governments, which each regulate the financing and reimbursement of drugs independently. In recent years, like the United States, the Canadian healthcare industry has undergone significant changes in an effort to reduce costs and government spending. For example, in 2006, the Ontario government enacted the Transparent Drug System for Patients Act, which significantly revised the drug distribution system in Ontario. On July 1, 2010, the Ontario government finalized regulatory changes to reform the rules regarding the sale of generic drugs in Ontario to reduce costs for taxpayers. These changes include the significant lowering of prices for generic pharmaceuticals in both the public (government-sponsored plans) and private markets and the elimination of professional allowances paid to pharmacists. Changes in generic drug prices also affect the cash values of the percentage mark-ups that may be charged by pharmacies. These reforms may result in lower service fees, cause healthcare industry participants to reduce the amount of products and services they purchase from us or the price they are willing to pay for our products and services. In addition, any fees based on percentage of drug prices will be reduced by any reductions to generic drug prices themselves. Legislation and/or regulations that may lower pharmaceutical product pricing and service fees are reportedly under consideration by some other provinces as well. The legislative changes in Ontario had an immediate impact on Quebec because it requires manufacturers to sell pharmaceuticals to Quebec at the lowest price in Canada. The governments of Alberta and British Columbia have also taken steps to reduce the prices for generic drugs listed on their formularies. We expect continued government and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability in Canada. Revenue from our Canadian operations in fiscal 2011 was less than 2% of our consolidated revenue.
Our business and results of operations could be adversely affected by qui tam litigation.
Violations of various federal and state laws governing the marketing, sale and purchase of pharmaceutical products can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Among other things, such violations can form the basis for qui tam complaints to be filed. The qui tam provisions of the federal and various state civil False Claims Acts authorize a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. Under False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on government authorities to investigate the allegations and determine whether or not to intervene in the action. Such cases may involve allegations around the marketing, sale and/or purchase of branded pharmaceutical products and wrongdoing in the marketing, sale and/or purchase of such products. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. Our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and damages arising from resultant false claims, if government authorities decide to intervene in any such matters and/or we are found liable for all or any portion of violations alleged in any such matters.

On October 24, 2011, we announced that we had reached a preliminary agreement for a civil settlement (the “Preliminary Settlement”) with the United States Attorney’s Office for the Eastern District of New York, the plaintiff states and the relator (collectively, the “Plaintiffs”) of the claims in a civil case that was filed in the United States District Court for the District of Massachusetts (the “District of Massachusetts case”) under the qui tam provisions of the federal and various state civil False Claims Acts against two business units of the Company, which are subsidiaries of AmerisourceBergen Specialty Group: International Nephrology Network (“INN”), a group purchasing organization for nephrologists and nephrology practices, and ASD Specialty Healthcare, Inc. (“ASD”), which is a distributor of pharmaceuticals to physician practices. The relator was a former employee of Amgen, Inc., which was also a defendant in the case. The civil case was administratively closed after the Preliminary Settlement was reached. The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement with the Plaintiffs, which we expect to finalize in fiscal year 2012. We do not expect INN or ASD to admit any liability in connection with the settlement. We recorded a $16 million charge in fiscal 2011 in connection with the Preliminary Settlement. The matter is described in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
In addition, we have learned that there are prior and subsequent filings in one or more federal district courts, including a complaint filed by one of our former employees, that are under seal and involve allegations against the Company (and/or subsidiaries or businesses of the Company, including our group purchasing organization for oncologists and our oncology distribution business) similar to those raised in the District of Massachusetts case. The Preliminary Settlement encompasses resolution of one of these other filings. With regard to any of these filings not encompassed by the Preliminary Settlement, our business and results of operations could be adversely affected if government authorities decide to intervene in any such pending cases and/or we are found liable for all or any portion of violations alleged in any such pending cases.
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
Acquisitions involve numerous risks and uncertainties. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including: the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities; the fair value of assets acquired and liabilities assumed are not properly estimated; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.
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
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Third party service providers are responsible for managing a significant portion of our information systems. Our business and results of operations may be adversely affected if the third party service provider does not perform satisfactorily.
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
As of September 30, 2011, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico), Canada, and the United Kingdom. In the aggregate, our facilities occupy approximately 8.2 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2022.
We lease approximately 154,000 square feet in Chesterbrook, Pennsylvania for our corporate and ABDC headquarters.
We have 26 full-service ABDC wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 53,000 square feet to 310,000 square feet, with an aggregate of approximately 4.7 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Minnesota, New Jersey, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas and Virginia. As of September 30, 2011, ABDC had 8 wholesale pharmaceutical distribution facilities in Canada. Two of these facilities are owned and are located in the provinces of Newfoundland and Ontario. Six of these locations are leased and located in the provinces of Alberta, British Columbia, Nova Scotia, Ontario, and Quebec.
As of September 30, 2011, the Specialty Group’s operations were conducted in 18 locations, two of which are owned, comprising of approximately 1.0 million square feet. The Specialty Group’s largest leased facility consisted of approximately 273,000 square feet. Its headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, Nevada, and Ohio.
As of September 30, 2011, the Consulting Group’s operations were conducted in 5 leased locations, comprising of approximately 300,000 square feet. The Consulting Group’s operations are primarily located in North Carolina and California.
As of September 30, 2011, the Packaging Group’s operations in the U.S. consisted of 3 owned facilities and 7 leased facilities totaling approximately 1.2 million square feet. The Packaging Group’s operations in the U.S. are primarily located in the states of Illinois and Ohio. The Packaging Group’s operations in the United Kingdom are located in 8 owned building units and one leased building unit comprising a total of 107,000 square feet.
We consider all of our operating and office properties to be in satisfactory condition.

ITEM 3.	LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of our principal executive officers and their ages and positions as of November 15, 2011.

Name	Age	Current Position with the Company
Steven H. Collis	50	President and Chief Executive Officer
John G. Chou	55	Executive Vice President, General Counsel and Secretary
Michael D. DiCandilo	50	Executive Vice President and Chief Financial Officer
June Barry	60	Senior Vice President, Human Resources
James D. Frary	39	Senior Vice President and President, AmerisourceBergen Specialty Distribution and Services
Peyton R. Howell	44	Senior Vice President, AmerisourceBergen Business Development and President, AmerisourceBergen Consulting Services
David W. Neu	54	Senior Vice President and President, AmerisourceBergen Drug Corporation
Unless indicated to the contrary, the business experience summaries provided below for our executive officers describe positions held by the named individuals during the last five years.
Mr. Collis has been President and Chief Executive Officer of the Company since July 2011. From November 2010 to July 2011, he served as President and Chief Operating Officer. He served as Executive Vice President and President of AmerisourceBergen Drug Corporation from September 2009 to November 2010. He was Executive Vice President and President of AmerisourceBergen Specialty Group from September 2007 to September 2009 and was Senior Vice President of the Company and President of AmerisourceBergen Specialty Group from August 2001 to September 2007. Mr. Collis has been employed by the Company or one of its predecessors for 17 years.
Mr. Chou has been General Counsel of the Company since January 2007 and Executive Vice President of the Company since August 2011. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He has served as Secretary of the Company since February 2006. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 9 years.
Mr. DiCandilo has been Chief Financial Officer of the Company since March 2002 and an Executive Vice President of the Company since May 2005. From May 2008 to September 2009, he was also Chief Operating Officer of AmerisourceBergen Drug Corporation. From March 2002 to May 2005, Mr. DiCandilo was a Senior Vice President. Mr. DiCandilo has been employed by the Company or one of its predecessors for 21 years.
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
Ms. Howell has been Senior Vice President, Business Development and President of AmerisourceBergen Consulting Services since October 2010. She served as President of Consulting Services and Health Policy, ABSG from 2007 to 2010. She was President of Lash Group and AmerisourceBergen Specialty Group Manufacturer Services from 2004 to 2007. Ms. Howell has been employed by the Company or one of its predecessors for 20 years.
Mr. Neu was named Senior Vice President and President, AmerisourceBergen Drug Corporation in April 2011. He served as Senior Vice President, Drug Operations for AmerisourceBergen Drug Corporation from 2010 to 2011. He was Senior Vice President, Retail for AmerisourceBergen Drug Corporation from 2001 to 2010. Mr. Neu has been employed by the Company for 29 years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “ABC.” As of October 31, 2011, there were 3,424 record holders of the Company’s common stock. The following table sets forth the high and low closing sale prices of the Company’s common stock for the periods indicated.
PRICE RANGE OF COMMON STOCK

Fiscal Year Ended September 30, 2011	High	Low
First Quarter	$34.64	$30.74
Second Quarter	$39.73	$33.94
Third Quarter	$42.44	$39.50
Fourth Quarter	$43.09	$34.63
Fiscal Year Ended September 30, 2010
First Quarter	$26.41	$21.62
Second Quarter	$29.29	$25.77
Third Quarter	$32.88	$28.59
Fourth Quarter	$32.79	$27.28
On November 12, 2009, our board of directors increased the quarterly dividend by 33% from $0.06 per share to $0.08 per share. On November 11, 2010, our board of directors increased the quarterly dividend by 25% from $0.08 per share to $0.10 per share. On May 13, 2011, our board of directors increased the quarterly dividend by 15% from $0.10 per share to $0.115 per share. On November 10, 2011, our board of directors increased the quarterly dividend by 13% from $0.115 per share to $0.13 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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

ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2011.

				Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs	Programs
October 1 to October 31	1,421,316	$30.74	1,421,316	$554,396,942
November 1 to November 30	3,458,503	$31.05	3,456,231	$447,077,111
December 1 to December 31	1,077,385	$31.83	1,074,760	$412,869,237
January 1 to January 31	—	$—	—	$412,869,237
February 1 to February 28	95,704	$37.39	—	$412,869,237
March 1 to March 31	1,902,616	$36.64	1,902,616	$343,149,418
April 1 to April 30	394	$40.35	—	$343,149,418
May 1 to May 31	2,110,292	$41.42	2,109,473	$255,755,641
June 1 to June 30	1,409,098	$40.94	1,408,985	$198,087,242
July 1 to July 31	2,995,566	$39.12	2,992,121	$81,033,599
August 1 to August 31	6,584,883	$37.80	6,584,883	$582,101,954
September 1 to September 30	2,165,027	$37.92	2,165,027	$500,000,113

Total	23,220,784	$36.69	23,115,412

(a)
In November 2009, the Company announced a program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2010, the Company purchased 14.4 million shares for $401.9 million under the program. During the fiscal year ended September 30, 2011, the Company purchased 3.2 million shares for $98.1 million to complete its authorization under the program.

(b)
In September 2010, the Company announced a program to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2011, the Company purchased 13.3 million shares for $500 million to complete the program.

(c)
In August 2011, the Company announced a new program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2011, the Company purchased 6.6 million shares for $250.0 million under the program.

(d)
Employees surrendered 105,372 shares and 114,030 shares during the fiscal years ended September 30, 2011 and 2010, respectively, to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company’s five year cumulative total stockholder returns relative to the performance of the Standard and Poor’s 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2006 to September 30, 2011. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2006. The points on the graph represent fiscal year-end index levels based on the last trading day in each fiscal quarter. The historical prices of the Company’s common stock reflect the downward adjustment of approximately 3% that was made by the NYSE in all of the historical prices to reflect the July 2007 divestiture of Long-Term Care. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: Cardinal Health, Inc. and McKesson Corporation.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

*	$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 21. On June 15, 2009, the Company effected a two-for-one stock split of its outstanding shares of common stock in the form of a 100% stock dividend. All applicable share and per-share amounts were retroactively adjusted to reflect this stock split.

	As of or for the Fiscal Year Ended September 30,
	2011(a)	2010(b)	2009(c)	2008(d)	2007(e)
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$80,217,558	$77,953,979	$71,759,990	$70,189,733	$65,672,072
Gross profit	2,539,096	2,356,642	2,100,075	2,047,002	2,219,059
Operating expenses	1,336,351	1,253,007	1,216,326	1,219,141	1,430,322
Operating income	1,202,745	1,103,635	883,749	827,861	788,737
Interest expense, net	76,721	72,494	58,307	64,496	32,244
Income from continuing operations	706,624	636,748	511,852	469,064	474,803
Net income	706,624	636,748	503,397	250,559	469,167
Earnings per share from continuing operations — diluted	$2.54	$2.22	$1.69	$1.44	$1.26
Earnings per share — diluted	$2.54	$2.22	$1.66	$0.77	$1.25
Cash dividends declared per common share	$0.43	$0.32	$0.21	$0.15	$0.10
Weighted average common shares outstanding — diluted	277,717	287,246	302,754	324,920	375,772
Balance Sheet Data:
Cash and cash equivalents	$1,825,990	$1,658,182	$1,009,368	$878,114	$640,204
Short-term investment securities available for sale	—	—	—	—	467,419
Accounts receivable, net	3,837,203	3,827,484	3,916,509	3,480,267	3,415,772
Merchandise inventories	5,466,534	5,210,098	4,972,820	4,211,775	4,097,811
Property and equipment, net	772,916	711,712	619,238	552,159	493,647
Total assets	14,982,671	14,434,843	13,572,740	12,217,786	12,310,064
Accounts payable	9,202,115	8,833,285	8,517,162	7,326,580	6,964,594
Long-term debt, including current portion	1,364,952	1,343,580	1,178,001	1,189,131	1,227,553
Stockholders’ equity	2,866,858	2,954,297	2,716,469	2,710,045	3,099,720
Total liabilities and stockholders’ equity	$14,982,671	$14,434,843	$13,572,740	$12,217,786	$12,310,064

(a)
Includes $16.6 million of employee severance, litigation and other costs, net of income tax benefit of $7.0 million, an intangible asset impairment charge of $4.1 million, net of income tax benefit of $2.4 million, and a $1.3 million gain from antitrust litigation settlements, net of income tax expense of $0.8 million.

(b)
Includes a $2.7 million litigation gain, net of income tax expense of $1.7 million, intangible asset impairment charges of $2.0 million, net of income tax benefit of $1.2 million, and a $12.8 million gain from antitrust litigation settlements, net of income tax expense of $7.9 million.

(c)
Includes $3.4 million of employee severance, litigation and other costs, net of income tax benefit of $2.0 million, intangible asset impairment charges of $7.3 million, net of income tax benefit of $4.5 million, and an influenza vaccine inventory write-down of $9.6 million, net of income tax benefit of $5.9 million.

(d)
Includes $7.6 million of employee severance, litigation and other costs, net of income tax benefit of $4.8 million, a $2.1 million gain from antitrust litigation settlements, net of income tax expense of $1.4 million, and an intangible asset impairment charge of $3.3 million, net of income tax benefit of $2.0 million. In fiscal 2008, the Company recorded a non-cash charge to reduce the carrying value of PMSI by $224.9 million, net of income tax benefit of $0.9 million. This non-cash charge, which is reflected in discontinued operations, reduced diluted earnings per share by $0.69.

(e)
Includes $5.0 million of employee severance, litigation and other costs, net of income tax expense of $2.9 million and a $22.1 million gain from antitrust litigation settlements, net of income tax expense of $13.7 million and also includes a $17.5 million charge relating to the write-down of tetanus-diphtheria vaccine inventory to its estimated net realizable value, net of income tax benefit of $10.3 million.

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
Acquisitions
In September 2011, we acquired IntrinsiQ, LLC (“IntrinsiQ”) for a purchase price of $34.3 million, net of a working capital adjustment. IntrinsiQ is a leading provider of informatics solutions that help community oncologists make treatment decisions for their patients. The acquisition of IntrinsiQ enhanced our proprietary data offerings to both physicians and manufacturers.
In September 2011, we acquired Premier Source (“Premier”) for a purchase price of $11.1 million, net of cash acquired. Premier is a provider of consulting and reimbursement services to medical device, pharmaceutical, molecular diagnostic, and biotechnology manufacturers, as well as other health services companies. The acquisition of Premier complements the services provided by our consulting business.
On November 1, 2011, we acquired TheraCom, LLC (“TheraCom”), a subsidiary of CVS Caremark Corporation, for a purchase price of $250.0 million, subject to a working capital adjustment. TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient access support services. TheraCom’s capabilities complement those of the Lash Group and will significantly increase the size and scope of consulting services being provided by our ABCS operating segment. TheraCom’s annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products. Approximately $60 million of these revenues were from sales to AmerisourceBergen Drug Corporation, which will be eliminated in our future consolidated financial statements.
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
ABSG, through a number of operating businesses, provides pharmaceutical distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals and vaccines. Additionally, ABSG provides third party logistics and outcomes research, and other services for biotechnology and other pharmaceutical manufacturers.
ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers.

ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon Pharmaceuticals Limited (“Brecon”). American Health Packaging delivers unit dose, punch card, unit-of-use, and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC and, as a result, its operations are closely aligned with the operations of ABDC. Anderson and Brecon (based in the United Kingdom) are leading providers of contract packaging and also provide clinical trials services for pharmaceutical manufacturers. Beginning in fiscal 2012, to increase our operating efficiencies and to better align our operations, each business unit within ABPG will be combined with ABDC or ABCS. More specifically, the operations of American Health Packaging will be combined with the ABDC operating segment and the operations of Anderson and Brecon will be combined with the ABCS operating segment.
AmerisourceBergen Corporation
Summary Financial Information

				2011	2010
				vs.	vs.
	Fiscal Year Ended September 30,			2010	2009
(dollars in thousands)	2011	2010	2009	Change	Change

Revenue	$80,217,558	$77,953,979	$71,759,990	2.9%	8.6%

Gross profit	$2,539,096	$2,356,642	$2,100,075	7.7%	12.2%

Operating income	$1,202,745	$1,103,635	$883,749	9.0%	24.9%

Percentages of revenue:
Gross profit	3.17%	3.02%	2.93%
Operating expenses	1.67%	1.61%	1.69%
Operating income	1.50%	1.42%	1.23%
Year ended September 30, 2011 compared with Year ended September 30, 2010
Operating Results
Revenue of $80.2 billion in fiscal 2011 increased 2.9% from the prior fiscal year. The increase in revenue was due to the 5% growth of ABDC, offset in part by the 3% revenue decline of ABSG. During fiscal 2011, 71% of revenue was from sales to institutional customers and 29% was from sales to retail customers; this compared to a customer mix in fiscal 2010 of 70% institutional and 30% retail. Sales to institutional customers increased 4% in the current fiscal year and sales to retail customers increased 1% in the current fiscal year.
ABDC’s revenue increased 5% from the prior fiscal year due to overall pharmaceutical market growth and the above market growth of a few of our largest customers, primarily our institutional customers.
ABSG’s revenue of $15.5 billion in fiscal 2011 decreased by 3% from the prior fiscal year primarily due to the September 2010 discontinuance of its contract with a third party logistics customer that transitioned to a direct manufacturer distribution model. ABSG’s revenue decline in the fiscal year ended September 30, 2011 was also attributable to a decline in sales to dialysis providers, and a shift in product mix to more generic pharmaceuticals. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs, administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower growth or reduced revenues.

We currently expect our revenue growth in fiscal 2012 to be relatively flat or to grow modestly in comparison to fiscal 2011. We expect a significant number of brand to generic drug conversions in fiscal 2012 and one of our larger retail customers, the former Long’s Drugs, with annual revenue totaling $2 billion, was previously acquired by a customer of one of our competitors and did not renew its contract. As a result, we will no longer service this large customer after September 30, 2011. Our expected growth reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower-priced generics. Our growth also may be impacted, among other things, by industry competition and changes in customer mix. In July 2011, our largest customer, Medco Health Solutions, Inc. (“Medco”), which accounted for 19% of our revenue in fiscal 2011, announced its intention to merge with Express Scripts, Inc., which will be the surviving corporation and is a customer of one of our competitors. Our business with Medco contributes approximately 5% of our earnings. Our current contract with Medco continues at least through March 2013. We will make every effort to extend our relationship with the combined entity upon the expiration of our current contract; however, if we fail to do so, our revenue, earnings and cash flows would be significantly impacted. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.
Gross profit of $2.5 billion in fiscal 2011 increased $182.5 million or 7.7% from the prior fiscal year. The increase was greater than our revenue growth in large part due to the specialty generic product introductions (launches), the continued strong growth and profitability of our non-specialty generic programs and increased contributions from our fee-for-service agreements with pharmaceutical manufacturers. All of the above was offset in part by normal competitive pressures on customer margins. Oxaliplatin, Gemcitabine, and Docetaxel (all generic oncology drugs), were launched in the quarters ended September 30, 2009, December 31, 2010, and March 31, 2011, respectively. The gross profit benefit achieved collectively from all three generic oncology drugs in the fiscal year ended September 30, 2011 was higher than the benefit achieved from Oxaliplatin alone in the prior fiscal year by approximately $96 million. Sales of Oxaliplatin, the largest contributor of the three specialty generic drugs, benefited our gross profit by approximately $106 million and $117 million in the fiscal years ended September 30, 2011 and 2010, respectively. We fully depleted our inventory of this product in fiscal 2011. Further quantities of Oxaliplatin are not expected to be available until the product is re-launched in August 2012. Beginning in our fourth quarter ended September 30, 2011, the gross profit contributions from sales of Gemcitabine and Docetaxel began to moderate as additional pharmaceutical manufacturers offered these products for sale and as third party reimbursement rates to our customers declined. Additionally, we expect the gross profit contributions from the sales of Gemcitabine and Docetaxel to be significantly lower in fiscal 2012 in comparison to fiscal 2011. In fiscal 2012, we expect the gross profit decline from the above-mentioned three specialty generic products will be substantially offset by the expected gross profit contribution from the over 30 ABDC brand to generic product conversions that are anticipated to occur. However, there are unique circumstances surrounding the launch of each generic product and the actual gross profit from these launches can differ materially from what we expect. In the current fiscal year, we recognized a gain of $2.1 million from antitrust litigation settlements with pharmaceutical manufacturers. This compared to a recognized gain of $20.7 million from antitrust litigation settlements with pharmaceutical manufacturers in the prior fiscal year. These gains were recorded as reductions to cost of goods sold. We are unable to estimate future gains, if any, that we will recognize as a result of antitrust settlements (see Note 13 of the Notes to Consolidated Financial Statements). Lastly, in fiscal 2010, we completed a reconciliation with one of our generic suppliers relating to rebate incentives owed to us. Our gross profit benefited by approximately $12 million in fiscal 2010 as a result of having completed this reconciliation.
As a percentage of revenue, our gross profit margin of 3.17% in fiscal 2011 improved 15 basis points from the prior fiscal year. The gross profit margin improvement was due to the above-mentioned generic oncology drug launches, the strong growth and profitability of our non-specialty generic programs and increased contributions from our fee-for-service agreements with pharmaceutical manufacturers. These factors more than offset the above market growth of some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins. Additionally, the gain on antitrust litigation settlements, as noted above, contributed 2 basis points to our gross profit margin in fiscal 2010.
Our cost of goods sold includes a last-in, first-out (“LIFO”) provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. We recorded a LIFO charge of $34.7 million and $30.2 million in fiscal 2011 and 2010, respectively.
In fiscal 2011, we started to incur significant costs to support our new ERP system as we began the transition of our legacy information systems to our new ERP system. The incremental costs of maintaining dual information technology platforms, including depreciation, are estimated to be $40 million per year during the transition period. Additionally, in fiscal 2011, ABDC implemented its Energiz program, which encompasses a number of initiatives to maximize salesforce productivity, improve customer contractual compliance, and drive efficiency by linking our information technology capabilities more effectively with our operations.

Operating expenses of $1.3 billion in fiscal 2011 increased $83.3 million or 6.7% from the prior fiscal year primarily due to the incremental costs of maintaining dual information technology platforms (including depreciation), an increase in consulting expenses related to ABDC’s Energiz program, and an increase in employee severance, litigation and other costs. In fiscal 2011, we incurred severance costs of $4.4 million related to our Energiz program, we recorded a $16.0 million charge related to the preliminary Qui Tam settlement (the Qui Tam Matter as described in Note 12 “Legal Matters and Contingencies” of the Notes to the Consolidated Financial Statements), we incurred $3.2 million of costs related to business acquisitions, and we incurred a $6.5 million charge related to intangible asset impairments. In the prior fiscal year, asset impairment charges included a write-off of capitalized software of $6.7 million (included within distribution, selling and administrative expenses) and intangible asset impairment charges of $3.2 million. Additionally, the prior fiscal year benefited from the reversal of a $4.4 million legal accrual. As a percentage of revenue, operating expenses were 1.67% in fiscal 2011, and increased by 6 basis points from the prior fiscal year due to the same matters as noted above and was offset, in part, by our operating leverage, particularly within ABDC.
Operating income of $1.2 billion in fiscal 2011 increased $99.1 million or 9.0% from the prior fiscal year due to the increase in our gross profit. As a percentage of revenue, operating income increased 8 basis points to 1.50% in fiscal 2011 due to the increase in our gross profit margin, offset in part by the increase in our operating expense margin.
The net impact of the gain on antitrust litigation settlements, the costs relating to employee severance, litigation and other, and the asset impairments decreased operating income as a percentage of revenue by 3 basis points in fiscal 2011 and increased operating income as a percentage of revenue by 2 basis points in fiscal 2010.
Other income of $4.6 million in fiscal 2011 primarily related to a gain resulting from payments received in excess of amounts accrued on a note receivable relating to a prior business disposition. Other loss of $3.4 million in fiscal 2010 primarily related to a loss incurred on an equity investment.
Interest expense, interest income, and the respective weighted average interest rates in fiscal 2011 and 2010 were as follows (in thousands):

	2011		2010
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$78,902	5.31%	$74,805	5.19%
Interest income	(2,181)	0.19%	(2,311)	0.21%

Interest expense, net	$76,721		$72,494

Interest expense increased from the prior fiscal year due to an increase in the weighted average interest rate and a decline in interest costs capitalized relating to our Business Transformation project. Interest costs capitalized have the effect of reducing interest expense and were $3.4 million and $6.6 million in fiscal 2011 and 2010, respectively. Interest income decreased from the prior fiscal year primarily due to a decrease in the weighted average interest rate and an increase in the amount of cash held in non-interest bearing cash accounts.
Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash. We expect our interest expense to be significantly higher in fiscal 2012 primarily due to the November 2011 issuance of our 3 1/2% senior notes due 2021, as described further within Liquidity and Capital Resources.
Income taxes in fiscal 2011 reflect an effective tax rate of 37.5%, compared to 38.0% in the prior fiscal year. The decrease in the effective tax rate in fiscal 2011 was primarily due to adjustments made relating to state deferred income taxes. We continue to expect that our ongoing effective tax rate will be approximately 38.4%.

Net income of $706.6 million in fiscal 2011 increased 11.0% from the prior fiscal year primarily due to the increase in operating income. Diluted earnings per share of $2.54 in fiscal 2011 increased 14.4% from $2.22 in the prior fiscal year. The difference between diluted earnings per share growth and the increase in net income was primarily due to the 3% reduction in weighted average common shares outstanding, primarily from purchases of our common stock in connection with our stock repurchase programs (as described within Liquidity and Capital Resources), net of the impact of stock option exercises.
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
ABDC’s revenue in fiscal 2010 increased by 10% from the prior fiscal year due to overall pharmaceutical market growth; revenue from our new customers, primarily new buying group customers with which we started doing business in March and April of 2009 and a new alternate site customer which we added in August 2009 (collectively representing approximately 4% of ABDC’s revenue growth in fiscal 2010); and the above market growth of a few of our largest customers.
ABSG’s revenue in fiscal 2010 of $16.0 billion increased 5% from the prior fiscal year due to growth of its distribution businesses, primarily relating to the distribution of nephrology and blood products and its third party logistics business. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.
Gross profit of $2.4 billion in fiscal 2010 increased by $256.6 million or 12% from the prior fiscal year. This increase was in large part attributable to our revenue growth, the continued strong growth and profitability of our generic programs (with generic revenue increasing by 17% in comparison to the prior fiscal year) and increased contributions from fee-for-service agreements with brand-name pharmaceutical manufacturers. In August 2009, a generic oncology drug, Oxaliplatin, was introduced (launched) and ABSG’s gross profit significantly benefited from this generic launch in fiscal 2010. The gross profit benefit that we received from this generic launch significantly exceeded the typical benefit we have experienced in the past from generic launches. Approximately one-third of the gross profit increase for fiscal 2010 was derived from this new generic product launch. Additionally, in fiscal 2010, we recognized a gain of $20.7 million from antitrust litigation settlements with pharmaceutical manufacturers. This gain was recorded as a reduction to cost of goods sold. Lastly, in fiscal 2010, we completed a reconciliation with one of our generic suppliers relating to rebate incentives owed to us. Our gross profit benefited by approximately $12 million in fiscal 2010 as a result of having completed this reconciliation.
As a percentage of revenue, our gross profit margin of 3.02% in fiscal 2010 improved by 9 basis points from the prior fiscal year due to the strong growth and profitability of our generic programs, including new and recent generic launches, and increased contributions from fee-for-service agreements with brand-name pharmaceutical manufacturers. Additionally, the gain on antitrust litigation settlements, as noted above, had the effect of increasing our gross profit margin by 2 basis points in fiscal 2010. All of these factors more than offset the above market growth of some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins.
We recorded a LIFO charge of $30.2 million and $15.1 million in fiscal 2010 and 2009, respectively. The increase in our LIFO charge reflects strong brand-name price inflation and a year-over-year reduction in generic price deflation.

Operating expenses of $1.3 billion in fiscal 2010 increased by $36.7 million or 3% from the prior fiscal year due to an increase in bad debt expense of $11.3 million primarily relating to physician customers within ABSG’s oncology business, an increase in incentive compensation, an increase in depreciation and amortization of $7.6 million, and additional expenses incurred relating to our Business Transformation project, which includes a new enterprise resource planning (“ERP”) system. The above increases were offset, in part, by a $9.9 million reduction in employee severance, litigation and other costs and a $4.7 million reduction in asset impairment charges. Asset impairment charges in the current fiscal year included a write-off of capitalized software of $6.7 million (included within distribution, selling and administrative expenses) and intangible asset impairment charges of $3.2 million. Asset impairment charges in the prior fiscal year included intangible asset impairment charges of $11.8 million and the write-off of capitalized software of $2.8 million (included within distribution, selling and administrative expenses). As a percentage of revenue, operating expenses were 1.61% in fiscal 2010 and represented a significant 8 basis point decline in our operating expense ratio from the prior fiscal year, reflecting our strong operating leverage particularly within ABDC as its operating expenses remained relatively flat in fiscal 2010 in comparison to the prior fiscal year, despite its 10% revenue growth. Our operating leverage has benefited from significant productivity increases achieved from our highly automated distribution facilities and our cE2 initiative, as described below.
In July 2010 and October 2010, we implemented the first and second phases of our new ERP system. As a result, we started to depreciate a significant portion of our capitalized project costs in the fourth quarter of fiscal 2010. Additionally, we started to incur other significant costs to support our new ERP system as we began the transition from our legacy information systems to our ERP system.
In fiscal 2008, we announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, we reduced various operating costs and terminated certain positions. In fiscal 2009, we terminated 197 employees and incurred $3.1 million of employee severance costs relating to our cE2 initiative. Additionally, in fiscal 2009, we recorded $2.2 million of expense to increase our liability relating to a former executive employee matter. In fiscal 2010, we reversed our remaining $4.4 million liability relating to this matter.
Operating income of $1.1 billion in fiscal 2010 increased $219.9 million or 25% from the prior fiscal year due to the increase in our gross profit. As a percentage of revenue, operating income increased 19 basis points to 1.42% in fiscal 2010 due to the increase in our gross profit margin and the decrease in our operating expense ratio.
The net impact of the gain on antitrust litigation settlements, the benefit from employee severance, litigation and other, and the intangible asset impairments increased operating income as a percentage of revenue by 3 basis points in fiscal 2010. The costs of employee severance, litigation and other, and the intangible asset impairments decreased operating income as a percentage of revenue by 2 basis points in fiscal 2009.
Interest expense, interest income, and their respective weighted average interest rates in fiscal 2010 and 2009 were as follows (in thousands):

	2010		2009
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
Interest expense	$74,805	5.19%	$63,502	4.88%
Interest income	(2,311)	0.21%	(5,195)	0.85%

Interest expense, net	$72,494		$58,307

Interest expense increased from the prior fiscal year due to an increase of $183.2 million in average borrowings, offset in part, by an increase in interest costs capitalized relating to our Business Transformation project and a decrease in the weighted average variable interest rate on borrowings under our revolving credit facilities to 1.71% from 2.08% in the prior fiscal year. Interest costs capitalized in fiscal 2010 and 2009 were $6.6 million and $2.9 million, respectively. Interest income decreased from the prior fiscal year primarily due to a decrease in the weighted average interest rate, offset in part, by an increase in average invested cash of $578.3 million.
Average borrowings increased in fiscal 2010 resulting from the November 2009 issuance of $400 million of ten-year senior notes, offset in part, by the repayment of substantially all amounts then outstanding under our multi-currency revolving credit facility (both described in Liquidity and Capital Resources).

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
Allowance for Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers’ financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2011, 2010, and 2009 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.
Bad debt expense for the fiscal years ended September 30, 2011, 2010, and 2009 was $39.3 million, $43.1 million, and $31.8 million respectively. An increase or decrease of 0.1% in the 2011 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $3.9 million.
Supplier Reserves
We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on the judgment of management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2011 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $9.2 million. The ultimate outcome of any outstanding claim may be different from our estimate.

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
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 80% and 78% of our inventories at September 30, 2011 and 2010, respectively, has been determined using the last-in, first-out (“LIFO”) method. If we had used the first-in, first-out (“FIFO”) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $256.0 million and $221.3 million higher than the amounts reported at September 30, 2011 and 2010, respectively. We recorded a LIFO charge of $34.7 million, $30.2 million, and $15.1 million in fiscal 2011, 2010, and 2009 respectively.
Business Combinations
The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. We engage third party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from and economic lives of customer relationships, trade names, existing technology, and other intangible assets; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual events.
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
We completed our required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2011, 2010, and 2009, and, as a result, recorded $6.5 million, $2.5 million, and $1.6 million of impairment charges, respectively. In fiscal 2009, due to the existence of impairment indicators at U.S. Bioservices, a specialty pharmacy company within our Specialty Group, we performed an impairment test on the pharmacy’s trade name as of June 30, 2009, which resulted in an impairment charge of $8.9 million. Our estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.
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
We have established a valuation allowance against certain deferred tax assets for which the ultimate realization of future benefits is uncertain. Expiring carryforwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, we anticipate that no limitations will apply with respect to utilization of any of the other deferred income tax assets described above.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $11.3 million in fiscal 2011.
Liquidity and Capital Resources
The following table illustrates our debt structure at September 30, 2011, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	Outstanding	Additional
	Balance	Availability
Fixed-Rate Debt:
$392,326, 5 5/8% senior notes due 2012	$392,000	$—
$500,000, 5 7/8% senior notes due 2015	498,822	—
$400,000, 4 7/8% senior notes due 2019	397,190	—
Other	89	—

Total fixed-rate debt	1,288,101	—

Variable-Rate Debt:
Blanco revolving credit facility due 2012	55,000	—
Multi-currency revolving credit facility due 2016	21,851	667,779
Receivables securitization facility due 2014	—	700,000
Other	—	1,558

Total variable-rate debt	76,851	1,369,337

Total debt, including current portion	$1,364,952	$1,369,337

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.

In November 2011, we issued $500 million of 3 1/2% senior notes due November 15, 2021 (the “2021 Notes”). The 2021 Notes were sold at 99.858% of the principal amount and have an effective yield of 3.52%. Interest on the 2021 Notes is payable semiannually, in arrears, commencing May 15, 2012. The 2021 Notes rank pari passu to the Multi-Currency Revolving Credit Facility and the 2012 Notes, the 2015 Notes, and the 2019 Notes (all defined below). We will use the net proceeds of the 2021 Notes for general corporate purposes. Costs incurred in connection with the issuance of the 2021 Notes will be deferred and amortized over the ten-year term of the notes.
We have a $700 million multi-currency senior unsecured revolving credit facility, which was scheduled to expire in March 2015, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In October 2011, we entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016. The amendment also reduced our borrowing rates and facility fees. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (currently 90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (currently 10 basis points). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
On October 31, 2011, we established a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program is fully backed by our Multi-Currency Revolving Credit Facility.
We have a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in April 2014. In October 2011, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to October 2014. The amendment also reduced our borrowing rates. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We currently pay an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At September 30, 2011, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility. In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. We use the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources.
In April 2011, we amended the $55 million Blanco revolving credit facility, (the “Blanco Credit Facility”) to extend the maturity date to April 2012. Borrowings under the Blanco Credit Facility are guaranteed by us. Interest on borrowings under this facility accrues at 100 basis points over LIBOR. The Blanco Credit Facility is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2011 because we have the ability and intent to refinance it on a long-term basis.
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

Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers. In addition, volatility in financial markets may also negatively impact our customers’ ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us could adversely affect our revenue growth, our profitability, and our cash flow from operations.
Our primary ongoing cash requirements will be to finance working capital, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new ERP system) and routine growth and expansion through new business opportunities. In August 2011, our board of directors approved a new program allowing us to purchase up to $750 million of our outstanding shares of common stock, subject to market conditions. In September 2010 and November 2009, our board of directors approved programs allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. We purchased $848.1 million of our common stock in fiscal 2011, of which $98.1 million was purchased to close out our November 2009 share repurchase program, $500.0 was purchased to close out our September 2010 share repurchase program, and $250.0 million was purchased under the August 2011 share repurchase program. As of September 30, 2011, we had $500.0 million of availability remaining on the August 2011 share repurchase program. We currently expect to purchase approximately $400.0 million of our common stock in fiscal 2012, subject to market conditions. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at September 30, 2011 (in thousands):

	Payments Due by Period
		Within 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Debt, including interest payments	$1,676,831	$519,271	$98,832	$590,478	$468,250
Operating leases	215,524	43,791	69,370	49,301	53,062
Other commitments	277,832	148,275	106,286	23,271	—

Total	$2,170,187	$711,337	$274,488	$663,050	$521,312

The $55 million Blanco Credit Facility, which expires in April 2012, is included in the “Within 1 year” column in the above table. However, this borrowing is not classified in the current portion of long-term debt on the consolidated balance sheet at September 30, 2011 because we have the ability and intent to refinance it on a long-term basis.
We have commitments to purchase blood plasma products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $121.2 million as of September 30, 2011, of which $95.7 million represents our commitment in fiscal 2012. These commitments are included in “Other commitments” in the above table.
We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities including assistance with the implementation of our new enterprise resource planning (“ERP”) system. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $128.6 million as of September 30, 2011, of which $39.4 million represents our commitment in fiscal 2012, and is included in “Other commitments” in the above table.
Our liability for uncertain tax positions was $45.7 million (including interest and penalties) as of September 30, 2011. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During fiscal 2011, our operating activities provided $1,167.9 million of cash in comparison to cash provided of $1,108.6 million in the prior fiscal year. Net cash provided by operating activities in fiscal 2011 was principally the result of net income of $706.6 million, an increase in accounts payable, accrued expenses and income taxes of $406.4 million, and non-cash items of $394.0 million, offset, in part, by an increase in merchandise inventories of $272.3 million and an increase in accounts receivable of $35.5 million. Non-cash items included the provision for deferred income taxes of $195.0 million, which represents an increase of $109.5 million from the prior fiscal year and is primarily attributable to income tax deductions associated with merchandise inventories and tax bonus depreciation resulting from our Business Transformation capital expenditures. Significant tax bonus depreciation is not expected to be available to us in our fiscal year ending September 30, 2012. Our inventory and accounts payable balances at September 30, 2011 were 5% and 4% higher, respectively, than those balances at September 30, 2010. These increases were largely attributable to the growth in our business in fiscal 2011. The average number of inventory days on hand in fiscal 2011 decreased to 24.5 days from 25.0 days in the prior fiscal year. The average number of days payable outstanding in fiscal 2011 decreased to 33.1 days from 33.6 days in the prior fiscal year. Despite the 3% increase in revenue in fiscal 2011, accounts receivable at September 30, 2011 was relatively flat when compared to the balance at September 30, 2010. This was primarily due to timing of customer payments to us. Our average number of days sales outstanding during fiscal 2011 and 2010 was consistent at 17.3 days. Operating cash uses during fiscal 2011 included $74.2 million of interest payments and $214.6 million of income tax payments, net of refunds.
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
Capital expenditures in fiscal 2011, 2010, and 2009 were $168.0 million, $184.6 million, and $145.8 million, respectively. We currently expect to spend approximately $150 million for capital expenditures during fiscal 2012. Our most significant capital expenditures in fiscal 2011, 2010 and 2009 related principally to our Business Transformation project, which includes a new ERP system for our corporate office and for our ABDC operations. Other capital expenditures in fiscal 2011 included ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us, and other technology initiatives. Other capital expenditures in fiscal 2010 included various enhancements made to our other business units’ information and customer-related technology systems.
In September 2011, we acquired IntrinsiQ, LLC (“IntrinsiQ”), a leading provider of informatics solutions that help community oncologists make treatment decisions for their patients, for a purchase price of $34.3 million, net of a working capital adjustment. Additionally, in September 2011, we acquired Premier Source (“Premier”), a provider of consulting and reimbursement services to medical device, pharmaceutical, molecular diagnostic, and biotechnology manufacturers, as well as other health services companies, for a purchase price of $11.1 million, net of cash acquired.
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
Net cash used in financing activities in fiscal 2011 included net borrowings of $22.4 million under our revolving and securitization credit facilities. Net cash used in financing activities in fiscal 2010 included $396.7 million of proceeds received related to the November 2009 issuance of our 2019 Notes and net repayments of $226.0 million under our revolving and securitization credit facilities. Additionally, $7.7 million of discretionary long-term debt repayments were made in fiscal 2010. Net cash used in financing activities in fiscal 2009 included net repayments of $8.8 million under our revolving and securitization credit facilities.
During fiscal 2011, 2010, and 2009, we purchased a total of $840.6 million, $470.4 million, and $450.4 million, respectively, of our common stock in connection with our share repurchase programs, which are summarized below.

In November 2008, our board of directors authorized a program allowing the purchase of up to $500 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2009, we purchased $431.9 million under this program and during fiscal 2010, we purchased $68.1 million to complete the program.
In November 2009, our board of directors authorized a program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2010, we purchased $401.9 million under this program and during fiscal 2011, we purchased $98.1 million to complete the program.
In September 2010, our board of directors authorized a program allowing us to purchase up to $500 million of our outstanding shares of common stock, subject to market conditions, all of which was purchased during fiscal 2011.
In August 2011, our board of directors authorized a new program allowing us to purchase up to $750 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2011, we purchased $250.0 million under this program, of which $8.0 million was cash-settled in October 2011.
In November 2008, our board of directors increased the quarterly dividend by 33% to $0.05 per share. During the first three quarters of fiscal 2009, we paid quarterly cash dividends of $0.05 per share. In May 2009, our board of directors increased the quarterly cash dividend by 20% to $0.06 per share and in the fourth quarter of fiscal 2009, we paid a quarterly cash dividend of $0.06 per share. In November 2009, our board of directors increased the quarterly dividend by 33% from $0.06 per share to $0.08 per share. During fiscal 2010, we paid quarterly cash dividends of $0.08 per share. In November 2010, our board of directors increased the quarterly dividend by 25% from $0.08 per share to $0.10 per share. In May 2011, our board of directors increased the quarterly cash dividend by 15% from $0.10 per share to $0.115 per share. In November 2011, our board of directors increased the quarterly cash dividend again by 13% from $0.115 per share to $0.13 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Market Risk
Our most significant market risk historically has been the effect of fluctuations in interest rates relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At September 30, 2011, we had $76.9 million of variable rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at September 30, 2011.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.8 billion in cash and cash equivalents at September 30, 2011. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at September 30, 2011. We may use derivative instruments to hedge our foreign currency exposure but not for speculative or trading purposes.
Recent Accounting Pronouncements
Effective October 1, 2009, we adopted the applicable sections of Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquired business. Additionally, this ASC provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. We also adopted certain other applicable sections that address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities relating to contingencies from a business combination. We expensed acquisition related costs of $3.2 million in the fourth quarter ended September 30, 2011 relating to our completed or pending business combinations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, and early adoption is permitted. We are evaluating our presentation options under ASU No. 2011-05; however, we do not expect adoption of this guidance to impact our consolidated financial statements other than the change in presentation.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under ASU No. 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 is effective for fiscal years that begin after December 15, 2011, and early adoption is permitted. We intend to early adopt this ASU in our fiscal year ending September 30, 2012.
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
The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See discussion on page 33 under the heading “Market Risk,” which is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of AmerisourceBergen Corporation
We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 22, 2011

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
	(In thousands, except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,825,990	$1,658,182
Accounts receivable, less allowances for returns and doubtful accounts: 2011 — $351,382; 2010 — $366,477	3,837,203	3,827,484
Merchandise inventories	5,466,534	5,210,098
Prepaid expenses and other	87,896	52,586

Total current assets	11,217,623	10,748,350

Property and equipment, at cost:
Land	35,998	36,407
Buildings and improvements	316,199	307,448
Machinery, equipment and other	977,320	841,586

Total property and equipment	1,329,517	1,185,441
Less accumulated depreciation	(556,601)	(473,729)

Property and equipment, net	772,916	711,712

Goodwill and other intangible assets	2,863,084	2,845,343
Other assets	129,048	129,438

TOTAL ASSETS	$14,982,671	$14,434,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,202,115	$8,833,285
Accrued expenses and other	422,917	369,016
Current portion of long-term debt	392,089	422
Deferred income taxes	837,999	703,621

Total current liabilities	10,855,120	9,906,344

Long-term debt, net of current portion	972,863	1,343,158
Other liabilities	287,830	231,044

Stockholders’ equity:
Common stock, $0.01 par value — authorized, issued and outstanding: 600,000,000 shares, 496,522,288 shares and 260,991,439 shares at September 30, 2011, respectively, and 600,000,000 shares, 489,831,248 shares and 277,521,183 shares at September 30, 2010, respectively	4,965	4,898
Additional paid-in capital	4,082,978	3,899,381
Retained earnings	4,055,664	3,465,886
Accumulated other comprehensive loss	(50,868)	(42,536)

	8,092,739	7,327,629
Treasury stock, at cost: 2011 - 235,530,849 shares; 2010 - 212,310,065 shares	(5,225,881)	(4,373,332)

Total stockholders’ equity	2,866,858	2,954,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,982,671	$14,434,843

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2011	2010	2009
	(In thousands, except per share data)
Revenue	$80,217,558	$77,953,979	$71,759,990
Cost of goods sold	77,678,462	75,597,337	69,659,915

Gross profit	2,539,096	2,356,642	2,100,075
Operating expenses:
Distribution, selling and administrative	1,197,969	1,167,828	1,120,240
Depreciation	91,819	70,004	63,488
Amortization	16,490	16,457	15,420
Employee severance, litigation and other	23,567	(4,482)	5,406
Intangible asset impairments	6,506	3,200	11,772

Operating income	1,202,745	1,103,635	883,749
Other (income) loss	(4,617)	3,372	1,368
Interest expense, net	76,721	72,494	58,307

Income from continuing operations before income taxes	1,130,641	1,027,769	824,074
Income taxes	424,017	391,021	312,222

Income from continuing operations	706,624	636,748	511,852
Loss from discontinued operations, net of income tax expense of $353 for fiscal 2009	—	—	(8,455)

Net income	$706,624	$636,748	$503,397

Earnings per share:
Basic earnings per share:
Continuing operations	$2.59	$2.26	$1.70
Discontinued operations	—	—	(0.03)

Total	$2.59	$2.26	$1.67

Diluted earnings per share:
Continuing operations	$2.54	$2.22	$1.69
Discontinued operations	—	—	(0.03)

Total	$2.54	$2.22	$1.66

Weighted average common shares outstanding:
Basic	272,471	282,258	300,573
Diluted	277,717	287,246	302,754
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
	(In thousands, except per share data)
September 30, 2008	$4,812	$3,689,617	$2,479,078	$(16,490)	$(3,446,972)	$2,710,045
Net income			503,397			503,397
Foreign currency translation				(4,707)		(4,707)
Benefit plan funded status adjustment, net of tax of $15,988				(25,007)		(25,007)
Other, net of tax				108		108

Total comprehensive income						473,791

Cash dividends, $0.21 per share			(62,696)			(62,696)
Exercise of stock options	13	20,543				20,556
Excess tax benefit from exercise of stock options		1,510				1,510
Share-based compensation expense		27,138				27,138
Common stock purchases for employee stock purchase plan		(985)				(985)
Purchases of common stock					(450,350)	(450,350)
Employee tax withholdings related to restricted share vesting					(2,521)	(2,521)
Other	4	12	(19)		(16)	(19)

September 30, 2009	4,829	3,737,835	2,919,760	(46,096)	(3,899,859)	2,716,469
Net income			636,748			636,748
Foreign currency translation				6,608		6,608
Benefit plan funded status adjustment, net of tax of $2,019				(3,158)		(3,158)
Other, net of tax				108		108

Total comprehensive income						640,306

Cash dividends, $0.32 per share			(90,622)			(90,622)
Exercise of stock options	66	111,617				111,683
Excess tax benefit from exercise of stock options		21,036				21,036
Share-based compensation expense		30,844				30,844
Common stock purchases for employee stock purchase plan		(1,948)				(1,948)
Purchases of common stock					(470,356)	(470,356)
Employee tax withholdings related to restricted share vesting					(3,117)	(3,117)
Other	3	(3)		2		2

September 30, 2010	4,898	3,899,381	3,465,886	(42,536)	(4,373,332)	2,954,297
Net income			706,624			706,624
Foreign currency translation				(5,301)		(5,301)
Benefit plan funded status adjustment, net of tax of $5,472				(3,139)		(3,139)
Other, net of tax				108		108

Total comprehensive income						698,292

Cash dividends, $0.43 per share			(117,624)			(117,624)
Exercise of stock options	64	115,756				115,820
Excess tax benefit from exercise of stock options		39,711				39,711
Share-based compensation expense		28,365				28,365
Common stock purchases for employee stock purchase plan		(232)				(232)
Purchases of common stock					(848,614)	(848,614)
Employee tax withholdings related to restricted share vesting					(3,935)	(3,935)
Other	3	(3)	778			778

September 30, 2011	$4,965	$4,082,978	$4,055,664	$(50,868)	$(5,225,881)	$2,866,858

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2011	2010	2009
	(In thousands)
OPERATING ACTIVITIES
Net income	$706,624	$636,748	$503,397
Loss from discontinued operations	—	—	8,455

Income from continuing operations	706,624	636,748	511,852
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	104,743	82,753	74,612
Amortization, including amounts charged to interest expense	21,198	21,419	19,704
Provision for doubtful accounts	39,315	43,124	31,830
Provision for deferred income taxes	194,997	85,478	84,324
Share-based compensation	28,365	30,844	27,138
Loss on disposal of property and equipment	853	8,795	3,318
Other, including intangible asset impairments	4,489	7,555	13,031
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(35,457)	61,160	(457,771)
Merchandise inventories	(272,294)	(242,967)	(765,011)
Prepaid expenses and other assets	(27,472)	10,325	(15,379)
Accounts payable, accrued expenses, and income taxes	406,387	385,385	1,259,604
Other liabilities	(3,800)	(21,995)	3,744

Net cash provided by operating activities-continuing operations	1,167,948	1,108,624	790,996
Net cash used in operating activities-discontinued operations	—	—	(7,233)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,167,948	1,108,624	783,763

INVESTING ACTIVITIES
Capital expenditures	(167,954)	(184,635)	(145,837)
Cost of acquired companies, net of cash acquired	(45,380)	—	(13,422)
Proceeds from sales of property and equipment	916	264	108
Proceeds from sale of PMSI	—	—	11,940

Net cash used in investing activities-continuing operations	(212,418)	(184,371)	(147,211)
Net cash used in investing activities-discontinued operations	—	—	(1,138)

NET CASH USED IN INVESTING ACTIVITIES	(212,418)	(184,371)	(148,349)

FINANCING ACTIVITIES
Long-term debt borrowings	—	396,696	—
Long-term debt repayments	—	(7,664)	—
Borrowings under revolving and securitization credit facilities	866,631	1,027,738	2,153,527
Repayments under revolving and securitization credit facilities	(844,204)	(1,253,731)	(2,162,365)
Purchases of common stock	(840,577)	(470,356)	(450,350)
Exercises of stock options, including excess tax benefits of $39,711, $21,036, and $1,510, in fiscal 2011, 2010, and 2009, respectively	155,531	132,719	22,066
Cash dividends on common stock	(117,624)	(90,622)	(62,696)
Debt issuance costs and other	(7,479)	(10,219)	(4,342)

NET CASH USED IN FINANCING ACTIVITIES	(787,722)	(275,439)	(504,160)

INCREASE IN CASH AND CASH EQUIVALENTS	167,808	648,814	131,254
Cash and cash equivalents at beginning of year	1,658,182	1,009,368	878,114

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,825,990	$1,658,182	$1,009,368

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
In October 2008, the Company completed the sale of its workers’ compensation business, PMSI (see Note 3). The Company classified PMSI’s operating results as discontinued in the consolidated financial statements for the fiscal year ended September 30, 2009, as PMSI was eliminated from the ongoing operations of the Company upon its divestiture.
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.
Business Combinations
The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company’s operating results from the dates of acquisition (see Note 2).
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
The Company’s trade accounts receivable are exposed to credit risk, but the risk is moderated because the Company’s customer base is diverse and geographically widespread primarily within the U.S. and Canada. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers’ financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company’s business units performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2011, 2010, and 2009 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. At September 30, 2011, the largest trade receivable due from a single customer represented approximately 11% of accounts receivable, net. In fiscal 2011, Medco Health Solutions, Inc. (“Medco”), our largest customer, accounted for 19% of our revenue. The Company’s next largest customer accounted for 5.5% of its fiscal 2011 revenue.

The Company maintains cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand, and are maintained with financial institutions with reputable credit, and, therefore, bear minimal credit risk. The Company seeks to mitigate such risks by monitoring the risk profiles of these counterparties. The Company also seeks to mitigate risk by monitoring the investment strategy of money market accounts that it is invested in, which are classified as cash equivalents.
Derivative Financial Instruments
The Company records all derivative financial instruments on the balance sheet at fair value and complies with established criteria for designation and effectiveness of hedging relationships.
As of September 30, 2011 and 2010, there were no outstanding derivative financial instruments. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading purposes.
Equity Investments
The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50%. The Company’s investments in marketable equity securities in which the Company does not have significant influence are classified as “available for sale” and are carried at fair value within the Other Assets line item on the consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive loss component of stockholders’ equity. Unrealized losses that are determined to be other-than-temporary impairment losses are recorded as a component of earnings in the period in which that determination is made.
Foreign Currency
The functional currency of the Company’s foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity.
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
The Company’s operating segments are comprised of AmerisourceBergen Drug Corporation, AmerisourceBergen Specialty Group, AmerisourceBergen Consulting Services, and AmerisourceBergen Packaging Group. Each operating segment has an executive who is responsible for managing the segment and reporting directly to the President and Chief Executive Officer of the Company, the Company’s Chief Operating Decision Maker (“CODM”). Each operating segment is comprised of a number of operating units (components), for which discrete financial information is available. These components are aggregated into reporting units for purposes of goodwill impairment testing.
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

The Company completed its required annual impairment tests relating to goodwill and other intangible assets in the three months ended September 30, 2011, 2010, and 2009, and, as a result, recorded $6.5 million, $2.5 million, and $1.6 million of impairment charges, respectively. Additionally, in fiscal 2009, due to the existence of impairment indicators at U.S. Bioservices, a specialty pharmacy company within AmerisourceBergen Specialty Group, the Company performed an impairment test on the pharmacy’s trade name as of June 30, 2009, which resulted in an impairment charge of $8.9 million. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.
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
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 80% and 78% of the Company’s inventories at September 30, 2011 and 2010, respectively, has been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $256.0 million and $221.3 million higher than the amounts reported at September 30, 2011 and 2010, respectively. The Company recorded a LIFO charge of $34.7 million, $30.2 million, and $15.1 million in fiscal 2011, 2010, and 2009, respectively.
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
In connection with the Company’s Business Transformation project, which includes a new enterprise resource planning (“ERP”) system, the Company wrote-off capitalized software costs totaling $6.7 million and $2.8 million in fiscal 2010 and 2009, respectively.

Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue as reflected in the accompanying consolidated statements of operations is net of estimated sales returns and allowances.
The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2011 and 2010, the Company’s accrual for estimated customer sales returns was $258.3 million and $270.1 million, respectively.
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
Share-Based Compensation
The Company accounts for the compensation cost of all share-based payments at fair value and reports the related expense within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow ($39.7 million, $21.0 million, and $1.5 million for the fiscal years ended September 30, 2011, 2010, and 2009 respectively).
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $291.9 million, $296.6 million and $293.9 million for the fiscal years ended September 30, 2011, 2010, and 2009, respectively, are included in distribution, selling and administrative expenses.
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
Recent Accounting Pronouncements
Effective October 1, 2009, the Company adopted the applicable sections of Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquired business. Additionally, this ASC provides disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. The Company also adopted certain other applicable sections that address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities relating to contingencies from a business combination. The Company expensed acquisition related costs of $3.2 million in the fourth quarter ended September 30, 2011 relating to its completed or pending business combinations.
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, and early adoption is permitted. The Company is evaluating its presentation options under ASU No. 2011-05; however, it does not expect adoption of this guidance to impact the Company’s consolidated financial statements other than the change in presentation.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under ASU No. 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 is effective for fiscal years that begin after December 15, 2011, and early adoption is permitted. The Company intends to early adopt this ASU in its fiscal year ending September 30, 2012.
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
In September 2011, the Company acquired IntrinsiQ, LLC (“IntrinsiQ”) for a purchase price of $34.3 million, net of a working capital adjustment. IntrinsiQ is a leading provider of informatics solutions that help community oncologists make treatment decisions for their patients. The acquisition of IntrinsiQ enhanced the Company’s proprietary data offerings to both physicians and manufacturers. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $17.8 million, which was allocated to goodwill. The fair value of the intangible assets acquired of $9.1 million primarily consists of software technology of $4.6 million and customer relationships of $3.7 million. The Company is amortizing the fair values of the acquired software technology and customer relationships over their remaining useful lives of 8 years.
In September 2011, the Company acquired Premier Source (“Premier”) for a purchase price of $11.1 million, net of cash acquired. Premier is a provider of consulting and reimbursement services to medical device, pharmaceutical, molecular diagnostic, and biotechnology manufacturers, as well as other health services companies. The acquisition of Premier complements the services provided by AmerisourceBergen Consulting Services (“ABCS”). The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $8.1 million, which was allocated to goodwill. The fair value of the intangible assets acquired of $3.9 million primarily consists of customer relationships of $1.9 million and software technology of $1.5 million. The Company is amortizing the fair values of the acquired customer relationships and software technology over their remaining useful lives of 7 years and 6 years, respectively.
Pro forma results of operations for the aforementioned acquisitions have not been presented because the effects of revenue and earnings were not material to the consolidated financial statements on either an individual or aggregate basis.
Note 3. Discontinued Operations
In October 2008, the Company completed the divestiture of its workers’ compensation business, PMSI. Accordingly, PMSI’s operating results have been classified as discontinued in the consolidated financial statements for the fiscal year ended September 30, 2009. PMSI’s fiscal 2009 revenue and loss before income taxes were $29.0 million and $3.8 million, respectively.
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

Note 4. Income Taxes
The income tax provision is as follows (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009
Current provision:
Federal	$198,410	$269,218	$200,902
State and local	27,136	34,828	24,942
Foreign	3,474	1,497	2,054

	229,020	305,543	227,898

Deferred provision:
Federal	176,226	69,295	81,711
State and local	20,095	12,995	6,178
Foreign	(1,324)	3,188	(3,565)

	194,997	85,478	84,324

Provision for income taxes	$424,017	$391,021	$312,222

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended September 30,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	1.8	3.3	2.3
Foreign	(0.1)	—	(0.1)
Other	0.8	(0.3)	0.7

Effective income tax rate	37.5%	38.0%	37.9%

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company’s deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2011	2010
Merchandise inventories	$898,440	$784,144
Property and equipment	139,890	71,582
Goodwill and other intangible assets	155,183	156,244
Other	1,588	1,930

Gross deferred tax liabilities	1,195,101	1,013,900

Net operating loss and tax credit carryforwards	(41,410)	(27,640)
Capital loss carryforwards	(230,122)	(226,322)
Allowance for doubtful accounts	(32,925)	(36,217)
Accrued expenses	(923)	(14,518)
Employee and retiree benefits	(24,056)	(20,987)
Stock options	(26,358)	(27,016)
Other	(44,703)	(47,869)

Gross deferred tax assets	(400,497)	(400,569)
Valuation allowance for deferred tax assets	249,906	235,260

Deferred tax assets, net of valuation allowance	(150,591)	(165,309)

Net deferred tax liabilities	$1,044,510	$848,591

All of the following tax carryforward information is presented as of September 30, 2011. The Company had $7.9 million of potential tax benefits from federal net operating loss carryforwards expiring in 10 to 19 years, and $49.3 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years and $0.7 million of potential tax benefits from foreign net operating loss carryforwards expiring in 20 years. Included in the net operating loss carryforwards is $3.5 million of potential tax benefits that if realized would be an increase to additional paid-in-capital and $13.7 million of potential tax benefits that if realized would reduce income tax expense. The Company had $0.7 million of state tax credit carryforwards. The Company had $230.1 million of potential tax benefits from capital loss carryforwards expiring in 3 years.
In fiscal 2011, the Company increased the valuation allowance on deferred tax assets by $14.6 million primarily due to the addition of certain state net operating loss carryforwards. In fiscal 2010, the Company decreased the valuation allowance on deferred tax assets by $7.2 million primarily due to an adjustment to the initial capital loss carryforward resulting from the sale of PMSI.
In fiscal 2011, 2010, and 2009, tax benefits of $39.7 million, $21.0 million, and $1.5 million, respectively, related to the exercise of employee stock options were recorded as additional paid-in capital.
Income tax payments, net of refunds, were $214.6 million, $257.8 million and $192.9 million in the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. In fiscal 2010, the U.S. Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal tax returns for fiscal 2006, 2007 and 2008. No significant adjustments were made resulting from the IRS examination. In fiscal 2011, the Canada Revenue Agency (“CRA”) completed its examination of the Company’s Canadian federal income tax returns for fiscal 2007, 2008 and 2009. No significant adjustments were made resulting from the CRA examination.
As of September 30, 2011 and 2010, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $45.7 million and $55.9 million, respectively ($30.9 million and $38.7 million, net of federal benefit, respectively). If recognized, these tax benefits would reduce income tax expense and the effective tax rate. As of September 30, 2011 and 2010, included in these amounts are $9.9 million and $19.1 million of interest and penalties, respectively, which the Company records in income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, in fiscal 2011, 2010 and 2009 is as follows (in thousands):

Balance at September 30, 2008	$34,020
Additions of tax positions of the current year	8,250
Additions of tax positions of the prior years	624
Reductions of tax positions of the prior years	(2,114)
Settlements with taxing authorities	(1,073)
Expiration of statutes of limitations	(2,058)

Balance at September 30, 2009	37,649
Additions of tax positions of the current year	6,710
Additions of tax positions of the prior years	737
Reductions of tax positions of the prior years	(4,826)
Settlements with taxing authorities	(2,810)
Expiration of statutes of limitations	(630)

Balance at September 30, 2010	36,830
Additions of tax positions of the current year	5,866
Additions of tax positions of the prior years	3,592
Reductions of tax positions of the prior years	(386)
Settlements with taxing authorities	(7,136)
Expiration of statutes of limitations	(2,963)

Balance at September 30, 2011	$35,803

During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $6.5 million.
Note 5. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the fiscal years ended September 30, 2011 and 2010 (in thousands):

Goodwill at September 30, 2009	$2,542,352
Foreign currency translation	2,722
Adjustment to goodwill relating to deferred taxes	(707)

Goodwill at September 30, 2010	2,544,367
Goodwill recognized in connection with acquisitions (see Note 2)	25,907
Foreign currency translation	(2,046)
Goodwill impairment	(3,001)

Goodwill at September 30, 2011	$2,565,227

Following is a summary of other intangible assets (in thousands):

	September 30, 2011			September 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangibles — trade names	$237,711	$—	$237,711	$238,355	$—	$238,355
Finite-lived intangibles:
Customer relationships	117,540	(73,987)	43,553	121,940	(69,207)	52,733
Other	47,304	(30,711)	16,593	36,330	(26,442)	9,888

Total other intangible assets	$402,555	$(104,698)	$297,857	$396,625	$(95,649)	$300,976

During the fiscal year ended September 30, 2011, the Company recorded a goodwill impairment charge of $3.0 million and a customer relationship impairment charge of $3.5 million relating to one of its smaller business units.
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
Amortization expense for other intangible assets was $16.5 million, $16.5 million, and $15.4 million in the fiscal years ended September 30, 2011, 2010, and 2009, respectively. Amortization expense for other intangible assets is estimated to be $15.1 million in fiscal 2012, $13.0 million in fiscal 2013, $10.3 million in fiscal 2014, $6.1 million in fiscal 2015, $5.5 million in 2016 and $10.1 million thereafter.

Note 6. Debt
Debt consisted of the following:

	September 30,
	2011	2010
	(Dollars in thousands)
Blanco revolving credit facility at 1.23% and 2.26%, respectively, due 2012	$55,000	$55,000
Receivables securitization facility due 2014	—	—
Multi-currency revolving credit facility at 2.48% and 3.00%, respectively, due 2016	21,851	907
$392,326, 5 5/8% senior notes due 2012	392,000	391,682
$500,000, 5 7/8% senior notes due 2015	498,822	498,568
$400,000, 4 7/8% senior notes due 2019	397,190	396,915
Other	89	508

Total debt	1,364,952	1,343,580
Less current portion	392,089	422

Total, net of current portion	$972,863	$1,343,158

Long-Term Debt
In April 2011, the Company amended the Blanco revolving credit facility (the “Blanco Credit Facility”) to extend the maturity date to April 2012. The Blanco Credit Facility is not classified in the current portion of long-term debt on the accompanying consolidated balance sheet at September 30, 2011 because the Company has the ability and intent to refinance it on a long-term basis. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (100 basis points over LIBOR at September 30, 2011).
In March 2011, the Company entered into a new multi-currency senior unsecured credit facility for $700 million, which was scheduled to expire in March 2015 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 87.5 basis points to 192.5 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (130 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2011). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate plus 30 basis points or the CDOR rate. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company’s debt rating, ranging from 12.5 basis points to 32.5 basis points, annually, of the total commitment (20 basis points at September 30, 2011). In October 2011, the Company entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016. The amendment also reduced the Company’s borrowing rates and facility fees. The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.
The Company has $392.3 million of 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), $500 million of 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), and $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”), (together, the “Notes”). The 2012 Notes, 2015 Notes, and 2019 Notes were sold at 99.5%, 99.5%, and 99.2% of the principal amount, respectively, and have an effective interest yield of 5.71%, 5.94%, and 4.98%, respectively. Interest on the Notes is payable semiannually in arrears. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the notes.
The indentures governing the Multi-Currency Revolving Credit Facility and the Notes contain restrictions and covenants which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test.

Receivables Securitization Facility
The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in April 2014. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 90 basis points. The Company pays an unused fee of 45 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At September 30, 2011, there were no borrowings outstanding under the Receivables Securitization Facility. In October 2011, the Company entered into an amendment to the Receivables Securitization Facility to extend the maturity date to October 2014. The amendment also reduced the Company’s borrowing rates. In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi—Currency Revolving Credit Facility.
Other Information
Scheduled future principal payments of long-term debt are $447.7 million in fiscal 2012, $521.9 million in fiscal 2015, and $400.0 million in fiscal 2019.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2011, 2010, and 2009 was $74.2 million, $63.8 million, and $56.9 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $4.7 million, $5.0 million, and $4.3 million, for the fiscal years ended September 30, 2011, 2010, and 2009, respectively.
Note 7. Stockholders’ Equity and Earnings per Share
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”).
The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2011.
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

The following table illustrates the components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010
Pension and postretirement adjustments (See Note 8)	$(47,366)	$(44,227)
Foreign currency translation	(3,228)	2,073
Other	(274)	(382)

Total accumulated other comprehensive loss	$(50,868)	$(42,536)

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
In November 2009, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2010, the Company purchased 14.4 million shares of its Common Stock under this program for a total of $401.9 million. During the fiscal year ended September 30, 2011, the Company purchased 3.2 million shares of its Common Stock for a total of $98.1 million to complete its authorization under this program.
In September 2010, the Company’s board of directors approved a program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2011, the Company purchased 13.3 million shares of its Common Stock for a total of $500.0 million.
In August 2011, the Company’s board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2011, the Company purchased 6.6 million shares of its Common Stock for a total of $250.0 million. The Company had $500.0 million of availability remaining under this share repurchase program as of September 30, 2011.
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

	September 30,
	2011	2010	2009
Weighted average common shares outstanding — basic	272,471	282,258	300,573
Effect of dilutive securities — stock options and restricted stock	5,246	4,988	2,181

Weighted average common shares outstanding — diluted	277,717	287,246	302,754

The potentially dilutive employee stock options that were antidilutive for fiscal 2011, 2010, and 2009 were 2.0 million, 2.1 million, and 13.6 million, respectively.
Note 8. Pension and Other Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $24.5 million, $22.2 million, and $21.9 million in fiscal 2011, 2010, and 2009, respectively.
The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans and postretirement benefit plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of income taxes. Included in accumulated other comprehensive loss at September 30, 2011 are net actuarial losses of $81.1 million ($47.4 million, net of income taxes). The net actuarial loss in accumulated other comprehensive loss that is expected to be amortized into fiscal 2012 net periodic pension expense is $4.2 million ($2.4 million, net of income taxes).
Defined Benefit Plans
The Company provides a benefit for certain employees under two different noncontributory defined benefit pension plans consisting of a salaried plan and a supplemental executive retirement plan. Both plans are closed to new participants and benefits that can be earned by active participants in the plans are limited. For each employee, the benefits are based on years of service and average compensation. Pension costs, which are computed using the projected unit credit cost method, are funded to at least the minimum level required by government regulations.
The Company has an unfunded supplemental executive retirement plan for certain former officers and key employees. This plan is closed to new participants and benefits that can be earned by active participants are limited. This plan is a “target” benefit plan, with the annual lifetime benefit based upon a percentage of salary during the five final years of pay at age 62, offset by several other sources of income including benefits payable under a prior supplemental retirement plan.

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal Year Ended
	September 30,
	2011	2010
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$142,982	$128,928
Interest cost	7,036	6,959
Actuarial losses	11,287	11,801
Benefit payments	(6,446)	(4,706)
Other	28	—

Benefit obligation at end of year	$154,887	$142,982

Change in Plan Assets:
Fair value of plan assets at beginning of year	$113,475	$81,294
Actual return on plan assets	4,014	13,072
Employer contributions	12,185	24,525
Expenses	(986)	(710)
Benefit payments	(6,446)	(4,706)

Fair value of plan assets at end of year	$122,242	$113,475

Funded Status and Amounts Recognized:
Funded status	$(32,645)	$(29,507)

Net amount recognized	$(32,645)	$(29,507)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(10,730)	$(4,438)
Noncurrent liabilities	(21,915)	(25,069)

Net amount recognized	$(32,645)	$(29,507)

Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2011	2010
Discount rate	4.60%	5.00%
Rate of increase in compensation levels	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%
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
The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$7,036	$6,959	$6,958
Expected return on plan assets	(9,289)	(7,918)	(8,102)
Recognized net actuarial loss	4,768	3,964	1,313
Loss due to curtailments, settlements and other	828	52	297

Net periodic pension cost of defined benefit pension plans	3,343	3,057	466
Net pension cost of multi-employer plans	340	364	385

Total pension expense	$3,683	$3,421	$851

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2011	2010	2009
Discount rate	5.00%	5.55%	6.85%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
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
The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans’ assets at the measurement date are as follows:

	Pension Benefits		Target
	Allocation		Allocation
	2011	2010	2011	2010
Asset Category:
Equity securities	53%	60%	60%	60%
Debt securities	47	40	40	40

Total	100%	100%	100%	100%

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
The fair value of the Company’s pension plan assets, totaling $122.2 million and $113.5 million at September 30, 2011 and 2010, respectively, is determined using a fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.
The Company’s pension plan assets at September 30, 2011 were comprised of $0.9 million invested in money market funds, $65.1 million invested in commingled equity funds, and $56.2 million invested in commingled fixed-income funds. The Company’s pension plan assets at September 30, 2010 were comprised of $0.7 million invested in money market funds, $69.7 million invested in commingled equity funds, and $43.1 million invested in commingled fixed income funds. The fair values of the money market funds were determined using the Level 1 hierarchy. The fair values of the equity and fixed-income commingled funds, which have daily net asset values derived from the underlying securities, were primarily determined by using the Level 2 hierarchy.

As of September 30, 2011 and 2010 all of the Company’s defined benefit pension plans had accumulated and projected benefit obligations in excess of plan assets. The amounts related to these plans were as follows (in thousands):

	2011	2010
Accumulated benefit obligation	$154,887	$142,982
Projected benefit obligation	$154,887	$142,982
Plan assets at fair value	$122,242	$113,475
Although the Company was not required to contribute to its salaried benefit plan in fiscal 2011 or 2010, it elected to make contributions of $10.0 million and $24.0 million, respectively. Expected benefit payments over the next ten years, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2012	$16,035
2013	6,036
2014	6,398
2015	6,748
2016	8,041
2017-2021	40,347

Total	$83,605

Expected benefit payments are based on the same assumptions used to measure the benefit obligations.
Postretirement Benefit Plans
The Company provides medical benefits to certain retirees. The plans are closed to new participants and benefits that can be earned by active participants are limited. Employees became eligible for such postretirement benefits after meeting certain age and years of service criteria. As a result of special termination benefit packages previously offered, the Company also provides dental and life insurance benefits to a limited number of retirees and their dependents. These benefit plans are unfunded.

The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal Year Ended
	September 30,
	2011	2010
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$12,777	$12,251
Interest cost	604	635
Actuarial (gain) loss	(538)	1,287
Benefit payments	(1,343)	(1,396)

Benefit obligation at end of year	$11,500	$12,777

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,343	1,396
Benefit payments	(1,343)	(1,396)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(11,500)	$(12,777)

Net amount recognized	$(11,500)	$(12,777)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(1,186)	$(1,302)
Noncurrent liabilities	(10,314)	(11,475)

Net amount recognized	$(11,500)	$(12,777)

Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2011	2010
Discount rate	4.60%	5.00%
Health care trend rate assumed for next year	8.10%	8.39%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2021	2020
Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$54	$(46)
Effect on benefit obligation	$1,195	$(1,011)

The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal Year Ended
	September 30,
	2011	2010	2009
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$604	$634	$703
Recognized net actuarial gains	(455)	(532)	(879)

Total postretirement benefit expense	$149	$102	$(176)

Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2011	2010	2009
Discount rate	5.00%	5.55%	6.85%
Health care trend rate assumed for next year	8.39%	8.25%	9.00%
Rate to which the cost trend rate is assumed to decline	4.50%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020	2019
Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement
Benefits
Fiscal Year:
2012	$1,186
2013	1,023
2014	951
2015	783
2016	745
2017-2021	3,209

Total	$7,897

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
Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2011, 2010, and 2009 were $20.7 million, $18.1 million, and $21.1 million, respectively.

Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant’s compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2011. The Company’s liability relating to its deferred compensation plan as of September 30, 2011 and 2010 was $8.5 million and $7.6 million, respectively.
Note 9. Share-Based Compensation
Stock Option Plans
The Company’s employee stock option plans provide for the granting of incentive and nonqualified stock options to acquire shares of Common Stock to employees at a price not less than the fair market value of the Common Stock on the date the option is granted. Option terms and vesting periods are determined at the date of grant by the Compensation Committee of the board of directors. Employee options generally vest ratably, in equal amounts, over a four-year service period and expire in seven years (ten years for all grants issued prior to February 2008). The Company’s non-employee director stock option plans provide for the granting of nonqualified stock options to acquire shares of Common Stock to non-employee directors at the fair market value of the Common Stock on the date of the grant. Non-employee director options vest ratably, in equal amounts, over a three-year service period and expire in ten years.
At September 30, 2011, employee and non-employee director stock options for an additional 23.4 million shares may be granted under the AmerisourceBergen Corporation Equity Incentive Plan.
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
The weighted average fair values of the options granted during the fiscal years ended September 30, 2011, 2010, and 2009 were $7.43, $5.82, and $4.18, respectively. The following assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2011	2010	2009
Weighted average risk-free interest rate	1.80%	1.76%	1.59%
Expected dividend yield	1.10%	1.14%	1.13%
Weighted average volatility of common stock	26.46%	27.11%	31.82%
Weighted average expected life of the options	3.83 years	3.84 years	3.83 years
Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2011, 2010, and 2009, the Company recorded stock option expense of $19.5 million, $22.5 million, and $17.4 million, respectively.

A summary of the Company’s stock option activity and related information for its option plans for the fiscal year ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(000’s)			(000’s)
Outstanding at September 30, 2010	21,289	$21	5 years
Granted	3,301	$36
Exercised	(6,349)	$18
Forfeited	(393)	$25

Outstanding at September 30, 2011	17,848	$24	5 years	$230,285

Exercisable at September 30, 2011	9,936	$21	4 years	$164,616
Expected to vest after September 30, 2011	7,170	$29	6 years	$57,778
The intrinsic value of stock option exercises during fiscal 2011, 2010, and 2009 was $118.5 million, $75.0 million, and $7.4 million, respectively.
A summary of the status of the Company’s nonvested options as of September 30, 2011 and changes during the fiscal year ended September 30, 2011 is presented below:

		Weighted
		Average
		Grant Date
	Options	Fair Value
	(000’s)
Nonvested at September 30, 2010	8,107	$5
Granted	3,301	7
Vested	(3,281)	5
Forfeited	(215)	6

Nonvested at September 30, 2011	7,912	$6

During the fiscal years ended September 30, 2011, 2010, and 2009, the total fair values of options vested were $18.0 million, $18.8 million, and $20.2 million, respectively. Expected future compensation expense relating to the 7.9 million nonvested options outstanding as of September 30, 2011 is $36.0 million, which will be recognized over a weighted average period of 2.4 years.
Restricted Stock Plan
Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years. During the fiscal years ended September 30, 2011, 2010, and 2009, the Company recorded restricted stock expense of $8.1 million, $6.9 million, and $7.5 million, respectively.

A summary of the status of the Company’s restricted shares as of September 30, 2011 and changes during the fiscal year ended September 30, 2011 is presented below:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
	(000’s)
Nonvested at September 30, 2010	1,003	$23
Granted	336	36
Vested	(342)	21
Forfeited	(39)	25

Nonvested at September 30, 2011	958	$28

During the fiscal years ended September 30, 2011, 2010, and 2009, the total fair values of restricted shares vested were $7.3 million, $9.4 million, and $8.2 million, respectively. Expected future compensation expense relating to the 1.0 million restricted shares outstanding as of September 30, 2011 is $14.0 million, which will be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
The stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan, under which up to an aggregate of 16,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under this plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company’s Common Stock at a price equal to 95% of the fair market value of the stock on the last business day of each six-month purchase period. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2011, 2010, and 2009, the Company acquired 106,959 shares, 220,367 shares, and 331,639 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2011, the Company has withheld $1.1 million from eligible employees for the purchase of additional shares of Common Stock.
Note 10. Leases and Other Commitments
At September 30, 2011, future minimum payments totaling $215.5 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows; 2012 — $43.8 million; 2013 — $37.8 million; 2014 — $31.5 million; 2015 — $26.6 million; 2016 — $22.7 million; and thereafter — $53.1 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $53.4 million in fiscal 2011, $61.7 million in fiscal 2010, and $62.8 million in fiscal 2009.
The Company has commitments to purchase blood products from suppliers through December 31, 2012. The Company is required to purchase quantities at prices it believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $121.2 million as of September 30, 2011, of which $95.7 million represents the Company’s commitment in fiscal 2012.
The Company outsources to IBM Global Services (“IBM”) a significant portion of its corporate and AmerisourceBergen Drug Corporation information technology activities including assistance with the implementation of the Company’s new enterprise resource planning (“ERP”) system. The remaining commitment under the Company’s ten-year arrangement, as amended, which expires in June 2015, is approximately $128.6 million as of September 30, 2011, of which $39.4 million represents the Company’s commitment in fiscal 2012.

Note 11. Employee Severance, Litigation and Other
The following table illustrates the charges incurred by the Company relating to employee severance, litigation and other for the three fiscal years ended September 30, 2011 (in thousands):

	2011	2010	2009
Employee severance	$4,382	$(4,482)	$5,406
Litigation costs	16,000	—	—
Costs relating to business acquisitions	3,185	—	—

Total employee severance, litigation and other	$23,567	$(4,482)	$5,406

During fiscal 2008, the Company announced a more streamlined organizational structure and introduced an initiative (“cE2”) designed to drive increased customer efficiency and cost effectiveness. In connection with these efforts, the Company reduced various operating costs and terminated certain positions. During fiscal 2009, the Company terminated 197 employees and incurred $3.1 million of employee severance costs relating to the cE2 initiative.
During fiscal 2009, the Company recorded $2.2 million of expense to increase its liability relating to an executive employee matter. During fiscal 2010, as a result of a final settlement of the executive employee matter, the Company reversed its liability relating to this matter by $4.4 million.
During fiscal 2011, the Company introduced its Energiz program, which encompasses a combination of initiatives to maximize salesforce productivity, improve customer contractual compliance, and drive efficiency by linking the Company’s information technology capabilities more effectively with its operations. In connection with the Energiz program, the Company terminated 103 employees and incurred $4.4 million of severance costs. Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.
In October 2011, the Company entered into a preliminary settlement agreement with respect to the Qui Tam Matter (see Note 12). The Company accrued $16.0 million relating to this settlement, which is expected to be paid in fiscal 2012.
The following table displays the activity in accrued expenses and other from September 30, 2009 to September 30, 2011 related to the matters discussed above (in thousands):

	Employee	Litigation and
	Severance	Other	Total
Balance as of September 30, 2009	$7,876	$3,549	$11,425
Income recorded during the period	(4,482)	—	(4,482)
Payments made during the period	(2,260)	(692)	(2,952)

Balance as of September 30, 2010	1,134	2,857	3,991
Expense recorded during the period	4,382	19,185	23,567
Payments made during the period	(1,906)	(1,752)	(3,658)

Balance as of September 30, 2011	$3,610	$20,290	$23,900

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
Qui Tam Matter
On October 24, 2011, the Company announced that it had reached a preliminary agreement for a civil settlement (the “Preliminary Settlement”) with the United States Attorney’s Office for the Eastern District of New York, the plaintiff states and the relator (collectively, the “Plaintiffs”) of claims against two of the Company’s business units, ASD Specialty Healthcare, Inc. (“ASD”) and International Nephrology Network (“INN”), who were named, along with Amgen Inc., in a civil case filed under the qui tam provisions of the federal and various state civil False Claims Acts. The civil case was administratively closed after the Preliminary Settlement was reached. The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement with the Plaintiffs, which the Company expects to finalize in its fiscal year ending September 30, 2012. The Company does not expect INN or ASD to admit any liability in connection with the settlement. The Company recorded a $16 million charge in the fiscal year ended September 30, 2011 in connection with the Preliminary Settlement.
The qui tam provisions of False Claims Acts permit a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. The qui tam complaint against Amgen, ASD and INN was initially filed under seal by a former Amgen employee in the United States District Court for the District of Massachusetts (the “ District of Massachusetts case”). The Company first learned of the matter on January 21, 2009 when it received notice that the United States Attorney for the Eastern District of New York was investigating allegations in the sealed civil complaint. On October 30, 2009, 14 states filed a complaint to intervene in the case. However, following the resolution of a number of motions, including a motion to dismiss, filed in the United States District Court for the District of Massachusetts and appeals filed in the United States Court of Appeals for the First Circuit in connection with the matter, only six states (California, Illinois, Indiana, Massachusetts, New Mexico and New York) and the relator were permitted to proceed with their complaints until the case was administratively closed in connection with the Preliminary Settlement. The allegations in the closed case related to the distribution and sale of Amgen’s anemia drug, Aranesp. ASD is a distributor of pharmaceuticals to physician practices and INN is a group purchasing organization for nephrologists and nephrology practices. The plaintiff states and/or the relator alleged that from 2002 through 2009 Amgen, ASD and INN offered remuneration to medical providers in violation of federal and state health laws to increase purchases and prescriptions of Aranesp and that these violations caused medical providers to submit false certifications and false claims for payment in violation of the federal and state civil False Claims Acts. Amgen, ASD and INN were also alleged to have caused healthcare providers to bill federal and state healthcare programs for Aranesp that was either not administered or administered, but medically unnecessary.
The Company has learned that there are prior and subsequent filings in one or more federal district courts, including a complaint filed by one of its former employees, that are under seal and involve allegations against the Company (and/or subsidiaries or businesses of the Company, including its group purchasing organization for oncologists and its oncology distribution business) similar to those raised in the District of Massachusetts case. The Preliminary Settlement encompasses resolution of one of these other filings. The Company cannot predict the outcome of any other pending action in which any AmerisourceBergen entity is or may become a defendant.

Note 13. Litigation Settlements
Antitrust Settlements
During the last several years, numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2011 and 2010, the Company recognized gains of $2.1 million and $20.7 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations. There were no gains recognized during the fiscal year ended September 30, 2009.
Note 14. Business Segment Information
The Company is organized based upon the products and services it provides to its customers. The Company’s operations are comprised of one reportable segment, Pharmaceutical Distribution. The Pharmaceutical Distribution reportable segment represents the consolidated operating results of the Company and is comprised of four operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), AmerisourceBergen Consulting Services (“ABCS”), and AmerisourceBergen Packaging Group (“ABPG”). Prior to fiscal 2011, the business operations of ABCS were included within ABSG.
The Company has aggregated the operating segments of ABDC, ABSG, ABCS, and ABPG into one reportable segment, the Pharmaceutical Distribution segment. Its ability to aggregate these four operating segments into one reportable segment was based on the following:
•	the objective and basic principles of ASC 280;
•	the aggregation criteria as noted in ASC 280; and
•	the fact that ABDC, ABSG, ABCS, and ABPG have similar economic characteristics.
The chief operating decision maker for the Pharmaceutical Distribution segment is the President and Chief Executive Officer of the Company whose function is to allocate resources to, and assess the performance of, the ABDC, ABSG, ABCS, and ABPG operating segments. ABDC, ABSG, ABCS, and ABPG each have an executive who functions as an operating segment manager whose role includes reporting directly to the President and Chief Executive Officer of the Company on their respective operating segment’s business activities, financial results and operating plans.
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
ABSG, through a number of operating businesses, provides distribution and other services primarily to physicians who specialize in a variety of disease states, especially oncology, and to other alternate healthcare providers, including dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals and vaccines. Additionally, ABSG provides third party logistics and other services for biotechnology and other pharmaceutical manufacturers.

ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers.
ABPG consists of American Health Packaging, Anderson Packaging (“Anderson”), and Brecon. American Health Packaging delivers unit dose, punch card, unit-of-use, compliance and other packaging solutions to institutional and retail healthcare providers. American Health Packaging’s largest customer is ABDC, and, as a result, its operations are closely aligned with the operations of ABDC. Anderson and Brecon (based in the United Kingdom) are leading providers of contract packaging and also provide clinical trial materials services for pharmaceutical manufacturers. Beginning in fiscal 2012, to increase operating efficiencies and to better align the Company’s operations, each business unit within ABPG will be combined with ABDC or ABCS. More specifically, the operations of American Health Packaging will be combined with the ABDC operating segment and the operations of Anderson and Brecon will be combined with the ABCS operating segment.
The Company has a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. The Company is typically the primary source of supply for its healthcare provider customers. The Company’s manufacturing customers include branded, generic and biotechnology manufacturers of prescribed pharmaceuticals, as well as over-the-counter product and health and beauty aid manufacturers. In addition, the Company offers a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of its customers, thereby allowing them to improve the delivery of healthcare to patients and consumers. In fiscal 2011, revenue was comprised of 71% institutional customers and 29% retail customers.
The Company operates as a single reportable segment as a provider of pharmaceutical distribution and related services, with fiscal 2011 revenue of $80.2 billion, including foreign operations in Canada and the United Kingdom. For the fiscal years ended September 30, 2011, 2010, and 2009 the Company’s revenue from foreign operations in Canada and the United Kingdom totaled $1.5 billion, $1.4 billion, and $1.2 billion, respectively. As of September 30, 2011 and 2010, long-lived assets of the Company’s foreign operations in Canada and the United Kingdom totaled $142.3 million and $148.4 million, respectively.
Note 15. Fair Value of Financial Instruments
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at September 30, 2011 and 2010 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $491.1 million and $1,552.4 million of investments in money market accounts as of September 30, 2011 and 2010, respectively, which were valued as Level 1 investments. The recorded amount of debt (see Note 6) and the corresponding fair value, which is estimated based on quoted market prices, as of September 30, 2011 were $1,365.0 million and $1,507.0 million, respectively. The recorded amount of debt and the corresponding fair value, which is estimated based on quoted market prices, as of September 30, 2010 were $1,343.6 million and $1,486.3 million, respectively.

Note 16. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2011
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)
Revenue	$19,888,609	$19,760,257	$20,161,022	$20,407,670	$80,217,558
Gross profit (a)	$580,232	$687,336	$653,581	$617,947	$2,539,096
Distribution, selling and administrative expenses, depreciation, and amortization	303,466	322,087	336,422	344,303	1,306,278
Employee severance, litigation and other	—	—	—	23,567	23,567
Intangible asset impairments	—	—	—	6,506	6,506

Operating income	$276,766	$365,249	$317,159	$243,571	$1,202,745
Net income	$160,500	$214,381	$184,419	$147,324	$706,624
Earnings per share:
Basic	$0.58	$0.78	$0.67	$0.55	$2.59
Diluted	$0.57	$0.77	$0.66	$0.54	$2.54

(a)	The third and fourth quarters of fiscal 2011 include gains of $1.2 million and $0.9 million, respectively, from antitrust litigation settlements.

	Fiscal Year Ended September 30, 2010
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)
Revenue	$19,335,859	$19,300,627	$19,602,120	$19,715,373	$77,953,979
Gross profit (a) (b)	$563,370	$612,068	$588,370	$592,834	$2,356,642
Distribution, selling and administrative expenses, depreciation and amortization (c)	301,036	300,178	310,913	342,162	1,254,289
Employee severance, litigation and other	(48)	(37)	(4,397)	—	(4,482)
Intangible asset impairments	—	700	—	2,500	3,200

Operating income	$262,382	$311,227	$281,854	$248,172	$1,103,635
Net income	$151,307	$181,008	$163,205	$141,228	$636,748
Earnings per share:
Basic	$0.53	$0.64	$0.58	$0.51	$2.26
Diluted	$0.52	$0.63	$0.57	$0.50	$2.22

(a)	The first and third quarters of fiscal 2010 include gains of $1.5 million and $19.1 million, respectively, from antitrust litigation settlements.

(b)
The second quarter of fiscal 2010 benefited by approximately $12.0 million due to the completion of an account reconciliation with one of the Company’s generic suppliers relating to rebate incentives owed to the Company.

(c)	The fourth quarter of fiscal 2010 includes a charge of $6.7 million relating to the write-down of capitalized software.

Note 17. Subsequent Events
Business Acquisition
On November 1, 2011, the Company acquired TheraCom, LLC (“TheraCom”), a subsidiary of CVS Caremark Corporation, for a purchase price of $250.0 million, subject to a working capital adjustment. TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient access support services. TheraCom’s capabilities complement those of the Lash Group and will significantly increase the size and scope of consulting services being provided by the Company’s ABCS operating segment. TheraCom’s annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products. Approximately $60 million of these revenues were from sales to ABDC, which will be eliminated in the Company’s future consolidated financial statements.
Commercial Paper Program
On October 31, 2011, the Company established a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program is fully backed by the Company’s Multi-Currency Revolving Credit Facility.
Issuance of $500 Million of 3 1/2% Senior Notes Due 2021
In November 2011, the Company issued $500 million of 3 1/2% senior notes due November 15, 2021 (the “2021 Notes”). The 2021 Notes were sold at 99.858% of the principal amount and have an effective yield of 3.52%. The interest on the 2021 Notes is payable semiannually, in arrears, commencing May 15, 2012. The 2021 Notes rank pari passu to the Multi-Currency Revolving Credit Facility and the 2012 Notes, the 2015 Notes, and the 2019 Notes. The Company will use the net proceeds of the 2021 Notes for general corporate purposes. Cost incurred in connection with the issuance of the 2021 Notes will be deferred and amortized over the ten-year term of the notes.
Note 18. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors
The Company’s 2012 Notes, the 2015 Notes, the 2019 Notes (together, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity described in Note 6, (b) the foreign operating subsidiaries and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of September 30, 2011 and 2010 and the related statements of operations and cash flows for each of the three years in the period ended September 30, 2011.

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2011
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Current assets:
Cash and cash equivalents	$1,299,181	$467,820	$58,989	$—	$1,825,990
Accounts receivable, net	35	1,235,505	2,601,663	—	3,837,203
Merchandise inventories	—	5,299,041	167,493	—	5,466,534
Prepaid expenses and other	2,483	82,214	3,199	—	87,896

Total current assets	1,301,699	7,084,580	2,831,344	—	11,217,623
Property and equipment, net	—	746,782	26,134	—	772,916
Goodwill and other intangible assets	—	2,731,881	131,203	—	2,863,084
Other assets	10,316	116,351	2,381	—	129,048
Intercompany investments and advances	2,576,456	2,465,540	(10,222)	(5,031,774)	—

Total assets	$3,888,471	$13,145,134	$2,980,840	$(5,031,774)	$14,982,671

Current liabilities:
Accounts payable	$—	$9,025,761	$176,354	$—	$9,202,115
Accrued expenses and other	(266,399)	682,305	7,011	—	422,917
Current portion of long-term debt	392,000	89	—	—	392,089
Deferred income taxes	—	837,999	—	—	837,999

Total current liabilities	125,601	10,546,154	183,365	—	10,855,120
Long-term debt, net of current portion	896,012	—	76,851	—	972,863
Other liabilities	—	284,199	3,631	—	287,830
Total stockholders’ equity	2,866,858	2,314,781	2,716,993	(5,031,774)	2,866,858

Total liabilities and stockholders’ equity	$3,888,471	$13,145,134	$2,980,840	$(5,031,774)	$14,982,671

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2010
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Current assets:
Cash and cash equivalents	$1,552,122	$79,700	$26,360	$—	$1,658,182
Accounts receivable, net	227	1,303,333	2,523,924	—	3,827,484
Merchandise inventories	—	5,090,604	119,494	—	5,210,098
Prepaid expenses and other	87	49,753	2,746	—	52,586

Total current assets	1,552,436	6,523,390	2,672,524	—	10,748,350
Property and equipment, net	—	683,855	27,857	—	711,712
Goodwill and other intangible assets	—	2,708,901	136,442	—	2,845,343
Other assets	10,332	116,917	2,189	—	129,438
Intercompany investments and advances	2,404,018	1,905,733	23,401	(4,333,152)	—

Total assets	$3,966,786	$11,938,796	$2,862,413	$(4,333,152)	$14,434,843

Current liabilities:
Accounts payable	$—	$8,680,923	$152,362	$—	$8,833,285
Accrued expenses and other	(274,676)	634,437	9,255	—	369,016
Current portion of long-term debt	—	346	76	—	422
Deferred income taxes	—	703,621	—	—	703,621

Total current liabilities	(274,676)	10,019,327	161,693	—	9,906,344
Long-term debt, net of current portion	1,287,165	86	55,907	—	1,343,158
Other liabilities	—	228,768	2,276	—	231,044
Total stockholders’ equity	2,954,297	1,690,615	2,642,537	(4,333,152)	2,954,297

Total liabilities and stockholders’ equity	$3,966,786	$11,938,796	$2,862,413	$(4,333,152)	$14,434,843

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal Year Ended September 30, 2011
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenue	$—	$78,405,793	$1,942,980	$(131,215)	$80,217,558
Cost of goods sold	—	75,949,984	1,728,478	—	77,678,462

Gross profit	—	2,455,809	214,502	(131,215)	2,539,096
Operating expenses:
Distribution, selling and administrative	—	1,258,983	70,201	(131,215)	1,197,969
Depreciation	—	88,284	3,535	—	91,819
Amortization	—	13,287	3,203	—	16,490
Employee severance, litigation and other	—	23,567	—	—	23,567
Intangible asset impairments	—	6,506	—	—	6,506

Operating income	—	1,065,182	137,563	—	1,202,745
Other income	—	(4,566)	(51)	—	(4,617)
Interest (income) expense, net	(320)	67,797	9,244	—	76,721

Income before income taxes and equity in earnings of subsidiaries	320	1,001,951	128,370	—	1,130,641
Income taxes	117	377,849	46,051	—	424,017
Equity in earnings of subsidiaries	706,421	—	—	(706,421)	—

Net income	$706,624	$624,102	$82,319	$(706,421)	$706,624

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal Year Ended September 30, 2010
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenue	$—	$76,268,384	$1,810,873	$(125,278)	$77,953,979
Cost of goods sold	—	73,993,459	1,603,878	—	75,597,337

Gross profit	—	2,274,925	206,995	(125,278)	2,356,642
Operating expenses:
Distribution, selling and administrative	—	1,228,523	64,583	(125,278)	1,167,828
Depreciation	—	66,610	3,394	—	70,004
Amortization	—	13,195	3,262	—	16,457
Employee severance, litigation and other	—	(4,482)	—	—	(4,482)
Intangible asset impairments	—	3,200	—	—	3,200

Operating income	—	967,879	135,756	—	1,103,635
Other loss (income)	—	3,383	(11)	—	3,372
Interest expense, net	1,609	59,961	10,924	—	72,494

(Loss) income before income taxes and equity in earnings of subsidiaries	(1,609)	904,535	124,843	—	1,027,769
Income taxes	(563)	347,957	43,627	—	391,021
Equity in earnings of subsidiaries	637,794	—	—	(637,794)	—

Net income	$636,748	$556,578	$81,216	$(637,794)	$636,748

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Fiscal Year Ended September 30, 2009
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Revenue	$—	$70,282,349	$1,591,713	$(114,072)	$71,759,990
Cost of goods sold	—	68,248,235	1,411,680	—	69,659,915

Gross profit	—	2,034,114	180,033	(114,072)	2,100,075
Operating expenses:
Distribution, selling and administrative	—	1,173,009	61,303	(114,072)	1,120,240
Depreciation	—	60,552	2,936	—	63,488
Amortization	—	12,422	2,998	—	15,420
Employee severance, litigation and other	—	3,996	1,410	—	5,406
Intangible asset impairments	—	10,200	1,572	—	11,772

Operating income	—	773,935	109,814	—	883,749
Other loss	—	1,305	63	—	1,368
Interest (income) expense, net	(3,040)	48,207	13,140	—	58,307

Income from continuing operations before income taxes and equity in earnings of subsidiaries	3,040	724,423	96,611	—	824,074
Income taxes	1,064	276,979	34,179	—	312,222
Equity in earnings of subsidiaries	501,421	—	—	(501,421)	—

Income from continuing operations	503,397	447,444	62,432	(501,421)	511,852
Loss from discontinued operations	—	(8,455)	—	—	(8,455)

Net income	$503,397	$438,989	$62,432	$(501,421)	$503,397

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended September 30, 2011
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net income	$706,624	$624,102	$82,319	$(706,421)	$706,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(697,385)	548,054	(95,766)	706,421	461,324

Net cash provided by (used in) operating activities	9,239	1,172,156	(13,447)	—	1,167,948

Capital expenditures	—	(164,077)	(3,877)	—	(167,954)
Cost of acquired companies, net of cash acquired	—	(45,380)	—	—	(45,380)
Proceeds from the sale of property and equipment	—	913	3	—	916

Net cash used in investing activities	—	(208,544)	(3,874)	—	(212,418)

Net borrowings under revolving and securitization credit facilities	—	—	22,427	—	22,427
Other	(7,114)	368	(733)	—	(7,479)
Purchases of common stock	(840,577)	—	—	—	(840,577)
Exercise of stock options, including excess tax benefit	155,531	—	—	—	155,531
Cash dividends on common stock	(117,624)	—	—	—	(117,624)
Intercompany financing and advances	547,604	(575,860)	28,256	—	—

Net cash (used in) provided by financing activities	(262,180)	(575,492)	49,950	—	(787,722)

(Decrease) increase in cash and cash equivalents	(252,941)	388,120	32,629	—	167,808
Cash and cash equivalents at beginning of year	1,552,122	79,700	26,360	—	1,658,182

Cash and cash equivalents at end of year	$1,299,181	$467,820	$58,989	$—	$1,825,990

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended September 30, 2010
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net income	$636,748	$556,578	$81,216	$(637,794)	$636,748
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(637,701)	369,175	102,608	637,794	471,876

Net cash (used in) provided by operating activities	(953)	925,753	183,824	—	1,108,624

Capital expenditures	—	(181,260)	(3,375)	—	(184,635)
Proceeds from the sale of property and equipment	—	145	119	—	264

Net cash used in investing activities	—	(181,115)	(3,256)	—	(184,371)

Net long-term debt borrowings	389,032	—	—	—	389,032
Net repayments under revolving and securitization credit facilities	—	—	(225,993)	—	(225,993)
Other	(8,750)	(564)	(905)	—	(10,219)
Purchases of common stock	(470,356)	—	—	—	(470,356)
Exercise of stock options, including excess tax benefit	132,719	—	—	—	132,719
Cash dividends on common stock	(90,622)	—	—	—	(90,622)
Intercompany financing and advances	674,003	(723,274)	49,271	—	—

Net cash provided by (used in) financing activities	626,026	(723,838)	(177,627)	—	(275,439)

Increase in cash and cash equivalents	625,073	20,800	2,941	—	648,814
Cash and cash equivalents at beginning of year	927,049	58,900	23,419	—	1,009,368

Cash and cash equivalents at end of year	$1,552,122	$79,700	$26,360	$—	$1,658,182

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended September 30, 2009
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net income	$503,397	$438,989	$62,432	$(501,421)	$503,397
Loss from discontinued operations	—	8,455	—	—	8,455

Income from continuing operations	503,397	447,444	62,432	(501,421)	511,852
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities	(436,182)	625,614	(411,709)	501,421	279,144

Net cash provided by (used in) operating activities — continuing operations	67,215	1,073,058	(349,277)	—	790,996
Net cash used in operating activities — discontinued operations	—	(7,233)	—	—	(7,233)

Net cash provided by (used in) operating activities	67,215	1,065,825	(349,277)	—	783,763

Capital expenditures	—	(138,865)	(6,972)	—	(145,837)
Cost of acquired company, net of cash acquired	—	—	(13,422)	—	(13,422)
Proceeds from the sale of PMSI	—	11,940	—	—	11,940
Proceeds from the sales of property and equipment	—	73	35	—	108

Net cash used in investing activities — continuing operations	—	(126,852)	(20,359)	—	(147,211)
Net cash used in investing activities — discontinued operations	—	(1,138)	—	—	(1,138)

Net cash used in investing activities	—	(127,990)	(20,359)	—	(148,349)

Net repayments under revolving and securitization credit facilities	—	—	(8,838)	—	(8,838)
Other	(3,506)	273	(1,109)	—	(4,342)
Purchases of common stock	(450,350)	—	—	—	(450,350)
Exercise of stock options, including excess tax benefit	22,066	—	—	—	22,066
Cash dividends on common stock	(62,696)	—	—	—	(62,696)
Intercompany financing and advances	634,750	(979,831)	345,081	—	—

Net cash provided by (used in) financing activities	140,264	(979,558)	335,134	—	(504,160)

Increase (decrease) in cash and cash equivalents	207,479	(41,723)	(34,502)	—	131,254
Cash and cash equivalents at beginning of year	719,570	100,623	57,921	—	878,114

Cash and cash equivalents at end of year	$927,049	$58,900	$23,419	$—	$1,009,368

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2011 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
AmerisourceBergen’s management assessed the effectiveness of AmerisourceBergen’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that AmerisourceBergen’s internal control over financial reporting was effective as of September 30, 2011. AmerisourceBergen’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen’s internal control over financial reporting. This report is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of AmerisourceBergen Corporation
We have audited internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerisourceBergen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated November 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 22, 2011

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2012 Annual Meeting of stockholders (the “2012 Proxy Statement”) including information under “Election of Directors,” “Additional Information about the Directors, the Board and the Board Committees,” “Codes of Ethics,” “Audit Matters,” and “Section 16 (a) Beneficial Reporting Compliance,” is incorporated herein by reference. We will file the 2012 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
Information with respect to Executive Officers of the Company appears in Part I of this report.
We adopted a Code of Ethics for Designated Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. A copy of this Code of Ethics is filed as an exhibit to this report and is posted on our Internet website, which is www.amerisourcebergen.com. Any amendment to, or waiver from, any provision of this Code of Ethics will be posted on our Internet website.

ITEM 11.	EXECUTIVE COMPENSATION
Information contained in the 2012 Proxy Statement, including information appearing under “Compensation Matters” and “Executive Compensation” in the 2012 Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2012 Proxy Statement, including information appearing under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the 2012 Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2012 Proxy Statement, including information appearing under “Additional Information about the Directors, the Board, and the Board Committees,” “Corporate Governance,” “Agreements with Employees” and “Certain Transactions” in the 2012 Proxy Statement, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2012 Proxy Statement, including information appearing under “Audit Matters” in the 2012 Proxy Statement, is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment dated February 7, 2011 (incorporated by reference Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

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

Exhibit
Number	Description
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

‡10.10
AmerisourceBergen Corporation Equity Incentive Plan, as amended and restated as of January 1, 2011(incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).

‡10.11
AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective November 11, 2010, as amended as of May 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

‡10.12
AmerisourceBergen Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).

‡10.13
Employment Agreement, dated as of February 1, 2010, between the Registrant and June Barry (incorporated by reference to Exhibit 10.20 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).

‡10.14
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

‡10.16
Second Amendment and Restatement of Employment Agreement, dated as of November 11, 2010, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

‡10.17
Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and Michael D. DiCandilo (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.18
Letter Agreement, dated January 7, 2009, between the Registrant and Michael D. DiCandilo (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.19
Employment Agreement, dated as of April 8, 2010, between the Registrant and James D. Frary (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on November 23, 2010 ).

‡10.20	Employment Agreement, dated as of November 26, 2010, between the Registrant and Peyton R. Howell.

‡10.21	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Registrant and David W. Neu.

‡10.22	Letter Agreement, dated January 7, 2009, between the Registrant and David W. Neu.

Exhibit
Number	Description
‡10.23
Amended and Restated Employment Agreement, dated as of November 24, 2008, between Registrant and R. David Yost (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

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

10.26
Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

10.27
First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation as Originator (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.28
Second Amendment to Receivables Sales Agreement, dated as of April 28, 2011, between Amerisource Receivables Financial Corporation, Buyer, and AmerisourceBergen Drug Corporation, as Originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011).

10.29
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

10.30
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

10.31	Amended and Restated Performance Undertaking, dated December 2, 2004, executed by the Registrant, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient.

10.32
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, among Registrant, Amerisource Receivables Financial Corporation, Bank of America, National Association, as Administrator, and various purchaser groups (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011).

10.33
Credit Agreement dated as of April 21, 2005 between J.M. Blanco, Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

10.34
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

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit
Number	Description
32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101
Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

AMERISOURCEBERGEN CORPORATION
Date: November 22, 2011	By:	/s/ STEVEN H. COLLIS
Steven H. Collis
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 22, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Steven H. Collis Steven H. Collis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael D. DiCandilo Michael D. DiCandilo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Tim G. Guttman Tim G. Guttman	Vice President, Corporate Controller

/s/ Richard C. Gozon Richard C. Gozon	Director and Chairman

/s/ Charles H. Cotros Charles H. Cotros	Director

/s/ Richard W. Gochnauer Richard W. Gochnauer	Director

/s/ Edward E. Hagenlocker Edward E. Hagenlocker	Director

/s/ Jane E. Henney, M.D. Jane E. Henney, M.D.	Director

/s/ Kathleen W. Hyle Kathleen W. Hyle	Director

/s/ Michael J. Long Michael J. Long	Director

/s/ Henry W. McGee Henry W. McGee	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions-	End of
Description	of Period	Expenses (1)	Accounts (2)	Describe (3)	Period
	(In thousands)
Year Ended September 30, 2011
Allowance for doubtful accounts	$96,345	$39,315	62	(42,590)	93,132

Year Ended September 30, 2010
Allowance for doubtful accounts	$90,998	$43,124	$—	$(37,777)	$96,345

Year Ended September 30, 2009
Allowance for doubtful accounts	$111,128	$31,830	$—	$(51,960)	$90,998

(1)	Represents the provision for doubtful accounts.

(2)	Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)	Represents accounts written off during year, net of recoveries.