Form 10-Q
period 2011-12-31
AMERISOURCEBERGEN CORP
filed 2012-02-07
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2011

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2012 was 257,834,417.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
(in thousands, except share and per share data)	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,370,335	$1,825,990
Accounts receivable, less allowances for returns and doubtful accounts: $337,244 at December 31, 2011 and $351,382 at September 30, 2011	3,724,456	3,837,203
Merchandise inventories	5,824,358	5,466,534
Prepaid expenses and other	36,631	87,896

Total current assets	11,955,780	11,217,623

Property and equipment, at cost:
Land	36,005	35,998
Buildings and improvements	319,131	316,199
Machinery, equipment and other	1,022,810	977,320

Total property and equipment	1,377,946	1,329,517
Less accumulated depreciation	(584,342)	(556,601)

Property and equipment, net	793,604	772,916

Goodwill and other intangible assets	3,103,011	2,863,084
Other assets	125,871	129,048

TOTAL ASSETS	$15,978,266	$14,982,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,589,019	$9,202,115
Accrued expenses and other	418,964	422,917
Current portion of long-term debt	447,081	392,089
Deferred income taxes	846,313	837,999

Total current liabilities	11,301,377	10,855,120

Long-term debt, net of current portion	1,481,939	972,863
Other liabilities	290,351	287,830
Stockholders’ equity:
Common stock, $0.01 par value—authorized: 600,000,000 shares; issued and outstanding: 258,393,461 shares at December 31, 2011, and 496,522,288 shares and 260,991,439 shares at September 30, 2011, respectively	2,584	4,965
Additional paid-in capital	2,133,791	4,082,978
Retained earnings	812,605	4,055,664
Accumulated other comprehensive loss	(44,381)	(50,868)

	2,904,599	8,092,739
Treasury stock, at cost: 235,530,849 shares at September 30, 2011	—	(5,225,881)

Total stockholders’ equity	2,904,599	2,866,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,978,266	$14,982,671

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,	September 30,
	Three months ended December 31,
(in thousands, except per share data)	2011	2010

Revenue	$20,360,645	$19,888,609
Cost of goods sold	19,767,552	19,308,377

Gross profit	593,093	580,232
Operating expenses:
Distribution, selling, and administrative	273,865	278,033
Depreciation	25,816	21,304
Amortization	4,939	4,129
Employee severance, litigation and other	3,559	—

Operating income	284,914	276,766
Other income	(1)	(1,667)
Interest expense, net	22,591	19,144

Income before income taxes	262,324	259,289
Income taxes	100,208	98,789

Net income	$162,116	$160,500

Earnings per share:
Basic	$0.63	$0.58
Diluted	$0.62	$0.57

Weighted average common shares outstanding:
Basic	258,461	275,605
Diluted	263,084	280,693

Cash dividends declared per share of common stock	$0.13	$0.10

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	Three months ended December 31,
(in thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$162,116	$160,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, including amounts charged to cost of goods sold	29,063	24,517
Amortization, including amounts charged to interest expense	6,558	5,342
Provision for doubtful accounts	6,277	4,963
Provision for deferred income taxes	6,591	20,296
Share-based compensation	6,400	6,780
Other	2,337	(887)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	243,393	275,792
Merchandise inventories	(326,715)	(227,739)
Prepaid expenses and other assets	59,048	24,956
Accounts payable, accrued expenses, and income taxes	248,023	(399,651)
Other liabilities	(11,388)	5,931

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	431,703	(99,200)

INVESTING ACTIVITIES
Capital expenditures	(48,138)	(50,091)
Cost of acquired companies, net of cash acquired	(250,501)	—

NET CASH USED IN INVESTING ACTIVITIES	(298,639)	(50,091)

FINANCING ACTIVITIES
Long-term debt borrowings	499,290	—
Borrowings under revolving credit facility	206,464	343,413
Repayments under revolving credit facility	(142,638)	(285,012)
Purchases of common stock	(128,042)	(185,362)
Exercises of stock options, including excess tax benefits of $4,275 and $10,508 in fiscal 2012 and 2011, respectively	16,450	46,982
Cash dividends on common stock	(33,708)	(27,735)
Debt issuance costs and other	(6,535)	(282)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	411,281	(107,996)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	544,345	(257,287)
Cash and cash equivalents at beginning of period	1,825,990	1,658,182

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,370,335	$1,400,895

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2011 and the results of operations and cash flows for the interim periods ended December 31, 2011 and 2010 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

The Company has three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), and AmerisourceBergen Consulting Services (“ABCS”). The Company has aggregated the operating results of all of its operating segments into one reportable segment, Pharmaceutical Distribution, which represents the consolidated operating results of the Company. The businesses of the Pharmaceutical Distribution operating segments are similar in that they service both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel.

Note 2. Acquisitions

On November 1, 2011, the Company acquired TheraCom, LLC (“TheraCom”), a subsidiary of CVS Caremark Corporation, for a purchase price of $250.0 million, subject to a working capital adjustment. TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient support services. TheraCom’s capabilities complement those of the Lash Group and significantly increase the size and scope of consulting services provided by the Company’s ABCS operating segment. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $172.4 million, which was allocated to goodwill. The fair values of significant tangible assets acquired and liabilities assumed were as follows: accounts receivable of $119.6 million, merchandise inventories of $41.7 million and accounts payable of $152.9 million. The fair value of intangible assets acquired of $68.8 million consists of customer relationships of $57.1 million, software technology of $7.9 million, and trade names of $3.8 million. The Company is amortizing the fair values of the acquired customer relationships over their remaining useful lives of 15 years, and amortizing the fair values of software technology and trade names over their remaining useful lives of 5 years. Goodwill resulting from the acquisition is expected to be deductible for income tax purposes.

TheraCom’s annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products. Approximately $60 million of these revenues are from sales to ABDC. During the three months ended December 31, 2011, TheraCom sales to ABDC were $10.6 million, which were eliminated from the Company’s consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pro forma results of operations for the aforementioned acquisition have not been presented because the effects of revenue and earnings were not material to the consolidated financial statements.

Note 3. Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of December 31, 2011, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $45.8 million ($31.0 million, net of federal benefit). If recognized, these tax benefits would reduce income tax expense and the effective tax rate. Included in this amount is $10.5 million of interest and penalties, which the Company records in income tax expense. During the three months ended December 31, 2011, unrecognized tax benefits increased by $0.1 million. During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $5.0 million.

Note 4. Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill for the three months ended December 31, 2011 (in thousands):

September 30,
Goodwill at September 30, 2011	$2,565,227
Goodwill recognized in connection with acquisition (See Note 2)	172,420
Foreign currency translation and other	2,860

Goodwill at December 31, 2011	$2,740,507

Following is a summary of other intangible assets (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles-trade names	$237,768	$—	$237,768	$237,711	$—	$237,711
Finite-lived intangibles:
Customer relationships	175,138	(77,837)	97,301	117,540	(73,987)	43,553
Other	59,629	(32,194)	27,435	47,304	(30,711)	16,593

Total other intangible assets	$472,535	$(110,031)	$362,504	$402,555	$(104,698)	$297,857

Amortization expense for other intangible assets was $4.9 million and $4.1 million in the three months ended December 31, 2011 and 2010, respectively. Amortization expense for other intangible assets is estimated to be $20.9 million in fiscal 2012, $19.2 million in fiscal 2013, $16.6 million in fiscal 2014, $12.4 million in fiscal 2015, $11.7 million in fiscal 2016, and $48.8 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Debt

Debt consisted of the following (in thousands):

	September 30,	September 30,
	December 31,	September 30,
	2011	2011

Blanco revolving credit facility at 1.30% and 1.23%, respectively, due 2012	$55,000	$55,000
Receivables securitization facility due 2014	—	—
Multi-currency revolving credit facility at 2.73% and 2.48%, respectively, due 2016	86,467	21,851
$392,326, 5 5/8% senior notes due 2012	392,081	392,000
$500,000, 5 7/8% senior notes due 2015	498,900	498,822
$400,000, 4 7/8% senior notes due 2019	397,270	397,190
$500,000, 3 1/2% senior notes due 2021	499,302	—
Other	—	89

Total debt	1,929,020	1,364,952
Less current portion	447,081	392,089

Total, net of current portion	$1,481,939	$972,863

The Company has a multi-currency senior unsecured revolving credit facility for $700 million, which was scheduled to expire in March 2015 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders. In October 2011, the Company entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016. The amendment also reduced the Company’s borrowing rates and facility fees. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2011). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at December 31, 2011). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

On October 31, 2011, the Company established a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program at December 31, 2011.

The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in April 2014. In October 2011, the Company entered into an amendment to the Receivables Securitization Facility to extend the maturity date to October 2014. The amendment also reduced the Company’s borrowing rates. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. The Company pays an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At December 31, 2011, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Blanco revolving credit facility (the “Blanco Credit Facility”) expires in April 2012. Borrowings under the Blanco Credit Facility are guaranteed by the Company. Interest on borrowings under the Blanco Credit Facility accrues at specific rates based on the Company’s debt rating (100 basis points over LIBOR at December 31, 2011).

In November 2011, the Company issued $500 million of 3 1/2% senior notes due November 15, 2021 (the “2021 Notes”). The 2021 Notes were sold at 99.858% of the principal amount and have an effective yield of 3.52%. The interest on the 2021 Notes is payable semiannually, in arrears, commencing May 15, 2012. The 2021 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the 5 5/8% senior notes due 2012, the 5 7/8% senior notes due 2015, and the 4 7/8% senior notes due 2019. The Company used the net proceeds of the 2021 Notes for general corporate purposes. Costs incurred in connection with the issuance of the 2021 Notes were deferred and are being amortized over the 10 year term of the notes.

Note 6. Stockholders’ Equity and Earnings per Share

The following table illustrates comprehensive income for the three months ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Net income	$162,116	$160,500
Foreign currency translation adjustments and other	6,487	6,702

Comprehensive income	$168,603	$167,202

In November 2010, the Company’s board of directors increased the quarterly cash dividend by 25% from $0.08 to $0.10 per share. In May 2011, the Company’s board of directors increased the quarterly cash dividend again by 15% to $0.115 per share. In November 2011, the Company’s board of directors increased the quarterly cash dividend again by 13% to $0.13 per share.

In November 2009, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2010, the Company purchased 3.2 million shares for $98.1 million to complete its authorization under this program.

In September 2010, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2010, the Company purchased 2.8 million shares for $87.1 million under this program.

In August 2011, the Company’s board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2011, the Company purchased 3.3 million shares for $119.9 million under this new program.

On December 30, 2011, the Company retired 238.8 million shares of its treasury stock.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, and restricted stock units.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	September 30,	September 30,
	Three months ended
	December 31,
(in thousands)	2011	2010
Weighted average common shares outstanding—basic	258,461	275,605
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	4,623	5,088

Weighted average common shares outstanding—diluted	263,084	280,693

The potentially dilutive stock options that were antidilutive for the three months ended December 31, 2011 and 2010 were 3.2 million and 3.5 million, respectively.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8. Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at December 31, 2011 and September 30, 2011 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $984.9 million and $491.1 million of investments in money market accounts as of December 31, 2011 and September 30, 2011, respectively. The fair values of the money market accounts were determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 investments. The recorded amount of debt (see Note 5) and the corresponding fair value, which is estimated based on quoted market prices, as of December 31, 2011 were $1,929.0 million and $2,078.7 million, respectively. The recorded amount of debt and the corresponding fair value, which is estimated based on quoted market prices, as of September 30, 2011 were $1,365.0 million and $1,507.0 million, respectively.

Note 9. Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”), and 3 1/2% senior notes due November 15, 2021 (the “2021 Notes” and, together with the 2012 Notes, 2015 Notes, and 2019 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of any of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries. The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of December 31, 2011 and September 30, 2011, statements of operations for the three months ended December 31, 2011 and 2010, and statements of cash flows for the three months ended December 31, 2011 and 2010.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash and cash equivalents	$1,828,101	$452,414	$89,820	$—	$2,370,335
Accounts receivable, net	58	1,411,927	2,312,471	—	3,724,456
Merchandise inventories	—	5,635,407	188,951	—	5,824,358
Prepaid expenses and other	4,869	28,744	3,018	—	36,631

Total current assets	1,833,028	7,528,492	2,594,260	—	11,955,780

Property and equipment, net	—	759,022	34,582	—	793,604
Goodwill and other intangible assets	—	2,969,422	133,589	—	3,103,011
Other assets	15,252	107,694	2,925	—	125,871
Intercompany investments and advances	2,570,097	1,818,803	310,377	(4,699,277)	—

Total assets	$4,418,377	$13,183,433	$3,075,733	$(4,699,277)	$15,978,266

Current liabilities:
Accounts payable	$—	$9,416,538	$172,481	$—	$9,589,019
Accrued expenses and other	(273,775)	684,953	7,786	—	418,964
Current portion of long-term debt	392,081	—	55,000	—	447,081
Deferred income taxes	—	846,313	—	—	846,313

Total current liabilities	118,306	10,947,804	235,267	—	11,301,377

Long-term debt, net of current portion	1,395,472	—	86,467	—	1,481,939
Other liabilities	—	287,357	2,994	—	290,351

Total stockholders’ equity	2,904,599	1,948,272	2,751,005	(4,699,277)	2,904,599

Total liabilities and stockholders’ equity	$4,418,377	$13,183,433	$3,075,733	$(4,699,277)	$15,978,266

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash and cash equivalents	$1,299,181	$467,820	$58,989	$—	$1,825,990
Accounts receivable, net	35	1,235,505	2,601,663	—	3,837,203
Merchandise inventories	—	5,299,041	167,493	—	5,466,534
Prepaid expenses and other	2,483	82,214	3,199	—	87,896

Total current assets	1,301,699	7,084,580	2,831,344	—	11,217,623

Property and equipment, net	—	746,782	26,134	—	772,916
Goodwill and other intangible assets	—	2,731,881	131,203	—	2,863,084
Other assets	10,316	116,351	2,381	—	129,048
Intercompany investments and advances	2,576,456	2,465,540	(10,222)	(5,031,774)	—

Total assets	$3,888,471	$13,145,134	$2,980,840	$(5,031,774)	$14,982,671

Current liabilities:
Accounts payable	$—	$9,025,761	$176,354	$—	$9,202,115
Accrued expenses and other	(266,399)	682,305	7,011	—	422,917
Current portion of long-term debt	392,000	89	—	—	392,089
Deferred income taxes	—	837,999	—	—	837,999

Total current liabilities	125,601	10,546,154	183,365	—	10,855,120

Long-term debt, net of current portion	896,012	—	76,851	—	972,863
Other liabilities	—	284,199	3,631	—	287,830

Total stockholders’ equity	2,866,858	2,314,781	2,716,993	(5,031,774)	2,866,858

Total liabilities and stockholders’ equity	$3,888,471	$13,145,134	$2,980,840	$(5,031,774)	$14,982,671

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Revenue	$—	$19,834,896	$558,751	$(33,002)	$20,360,645
Cost of goods sold	—	19,264,092	503,460	—	19,767,552

Gross profit	—	570,804	55,291	(33,002)	593,093
Operating expenses:
Distribution, selling, and administrative	—	286,427	20,440	(33,002)	273,865
Depreciation	—	25,003	813	—	25,816
Amortization	—	4,188	751	—	4,939
Employee severance, litigation and other	—	3,559	—	—	3,559

Operating income	—	251,627	33,287	—	284,914
Other income	—	—	(1)	—	(1)
Interest expense, net	(1,035)	21,491	2,135	—	22,591

Income before income taxes and equity in earnings of subsidiaries	1,035	230,136	31,153	—	262,324
Income taxes	379	88,399	11,430	—	100,208
Equity in earnings of subsidiaries	161,460	—	—	(161,460)	—

Net income	$162,116	$141,737	$19,723	$(161,460)	$162,116

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Revenue	$—	$19,451,810	$469,244	$(32,445)	$19,888,609
Cost of goods sold	—	18,891,139	417,238	—	19,308,377

Gross profit	—	560,671	52,006	(32,445)	580,232
Operating expenses:
Distribution, selling, and administrative	—	295,399	15,079	(32,445)	278,033
Depreciation	—	20,453	851	—	21,304
Amortization	—	3,344	785	—	4,129

Operating income	—	241,475	35,291	—	276,766
Other income	—	(1,666)	(1)	—	(1,667)
Interest expense, net	389	16,210	2,545	—	19,144

(Loss) income before income taxes and equity in earnings of subsidiaries	(389)	226,931	32,747	—	259,289
Income taxes	(136)	87,236	11,689	—	98,789
Equity in earnings of subsidiaries	160,753	—	—	(160,753)	—

Net income	$160,500	$139,695	$21,058	$(160,753)	$160,500

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2011
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net income	$162,116	$141,737	$19,723	$(161,460)	$162,116
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(170,267)	12,511	265,883	161,460	269,587

Net cash (used in) provided by operating activities	(8,151)	154,248	285,606	—	431,703

Capital expenditures	—	(38,903)	(9,235)	—	(48,138)
Cost of acquired companies, net of cash	—	(250,501)	—	—	(250,501)

Net cash used in investing activities	—	(289,404)	(9,235)	—	(298,639)

Long-term debt borrowings	499,290	—	—	—	499,290
Net borrowings under revolving credit facility	—	—	63,826	—	63,826
Purchases of common stock	(128,042)	—	—	—	(128,042)
Exercises of stock options, including excess tax benefit	16,450	—	—	—	16,450
Cash dividends on common stock	(33,708)	—	—	—	(33,708)
Debt issuance costs and other	(5,914)	(89)	(532)	—	(6,535)
Intercompany financing and advances	188,995	119,839	(308,834)	—	—

Net cash provided by (used in) financing activities	537,071	119,750	(245,540)	—	411,281

Increase (decrease) in cash and cash equivalents	528,920	(15,406)	30,831	—	544,345
Cash and cash equivalents at beginning of period	1,299,181	467,820	58,989	—	1,825,990

Cash and cash equivalents at end of period	$1,828,101	$452,414	$89,820	$—	$2,370,335

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2010
(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net income	$160,500	$139,695	$21,058	$(160,753)	$160,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(160,043)	(155,002)	(105,408)	160,753	(259,700)

Net cash provided by (used in) operating activities	457	(15,307)	(84,350)	—	(99,200)

Capital expenditures	—	(49,252)	(839)	—	(50,091)

Net cash used in investing activities	—	(49,252)	(839)	—	(50,091)

Net borrowings under revolving credit facility	—	—	58,401	—	58,401
Purchases of common stock	(185,362)	—	—	—	(185,362)
Exercises of stock options, including excess tax benefit	46,982	—	—	—	46,982
Cash dividends on common stock	(27,735)	—	—	—	(27,735)
Debt issuance costs and other	(158)	(119)	(5)	—	(282)
Intercompany financing and advances	(125,666)	53,457	72,209	—	—

Net cash (used in) provided by financing activities	(291,939)	53,338	130,605	—	(107,996)

(Decrease) increase in cash and cash equivalents	(291,482)	(11,221)	45,416	—	(257,287)
Cash and cash equivalents at beginning of period	1,552,122	79,700	26,360	—	1,658,182

Cash and cash equivalents at end of period	$1,260,640	$68,479	$71,776	$—	$1,400,895

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

On November 1, 2011, we acquired TheraCom, LLC (“TheraCom”), a subsidiary of CVS Caremark Corporation, for a purchase price of $250.0 million, subject to a working capital adjustment. TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient access support services. TheraCom’s capabilities complement those of the Lash Group, a business unit within AmerisourceBergen Consulting Services, and will significantly increase the size and scope of its consulting services. TheraCom’s annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products. Approximately $60 million of these revenues are from sales to AmerisourceBergen Drug Corporation. During the quarter ended December 31, 2011, TheraCom sales to AmerisourceBergen Drug Corporation were $10.6 million, which were eliminated from our consolidated financial statements.

Pharmaceutical Distribution

Our operations are comprised of one reportable segment, Pharmaceutical Distribution. The Pharmaceutical Distribution reportable segment represents the consolidated operating results of the Company and is comprised of three operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), and AmerisourceBergen Consulting Services (“ABCS”). Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.

Prior to fiscal 2012, the operations of American Health Packaging, Anderson Packaging (“Anderson”) and Brecon Pharmaceuticals Limited (“Brecon”) were included within what was known as the AmerisourceBergen Packaging Group operating segment. Beginning in fiscal 2012, to increase our operating efficiencies and to better align our operations, the operations of American Health Packaging were combined with the ABDC operating segment and the operations of Anderson and Brecon were combined with the ABCS operating segment.

ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and other consulting services; scalable automated pharmacy dispensing equipment; medication and supply dispensing cabinets; and supply management software to a variety of retail and institutional healthcare providers. Additionally, American Health Packaging delivers packaging solutions to institutional and retail healthcare providers.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers. Additionally, Anderson and Brecon (based in the United Kingdom) are leading providers of contract packaging and also provide clinical trials services for pharmaceutical manufacturers.

Summary Financial Information

	September 30,	September 30,	September 30,
	Three months ended December 31,
(dollars in thousands)	2011	2010	Change

Revenue	$20,360,645	$19,888,609	2.4%

Gross profit	$593,093	$580,232	2.2%
Operating expenses	$308,179	$303,466	1.6%
Operating income	$284,914	$276,766	2.9%

Percentages of revenue:
Gross profit	2.91%	2.92%
Operating expenses	1.51%	1.53%
Operating income	1.40%	1.39%

Results of Operations

Revenue of $20.4 billion in the quarter ended December 31, 2011 increased 2.4% from the prior year quarter. The increase in revenue was due to the 2% revenue growth of ABDC and the 4% revenue growth of ABSG. Additionally, our recent acquisitions, with TheraCom being the largest contributor, added 0.6% to our revenue growth.

ABDC’s revenue increased 2% from the prior year quarter due to growth from alternate site, independent, and hospital customers, offset in part by a reduction in chain customer revenue primarily due to the previously announced loss of one of our larger retail customers, the former Long’s Drugs, which was acquired by a customer of one of our competitors and did not renew its contract prior to September 30, 2011. As a result, as of October 1, 2011, we no longer service this large retail customer.

ABSG’s revenue of $4.0 billion in the quarter ended December 31, 2011 increased 4% from the prior year quarter primarily due to the growth in its third-party logistics business. The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower growth or reduced revenues.

We continue to expect our revenue growth in fiscal 2012 to be relatively flat or to grow modestly in comparison to fiscal 2011. We expect a significant number of brand to generic drug conversions in fiscal 2012 and, as mentioned above, one of our larger retail customers was acquired by a customer of one of our competitors and did not renew its contract. Our expected growth rate reflects U.S. pharmaceutical industry conditions, including increases in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower priced generics. Our growth also may be impacted, among other things, by industry competition and changes in customer mix. In July 2011, our largest customer, Medco Health Solutions, Inc. (“Medco”), which accounted for 19% of our revenue in fiscal 2011, announced its intention to merge with Express Scripts, Inc., which will be the surviving corporation and is a customer of one of our competitors. Our business with Medco contributes approximately 5% of our earnings. Our current contract with Medco continues at least through March 2013. We will make every effort to extend our relationship with the combined entity upon the expiration of our current contract; however, if we fail to do so, our revenue, earnings, and cash flows would be significantly impacted. Our future revenue growth will continue to be

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Gross profit of $593.1 million in the quarter ended December 31, 2011 increased $12.9 million or 2.2% from the prior year quarter. The increase in gross profit was due to our revenue growth, the strong growth and profitability of our generic programs, and the contributions made by our recent acquisitions, primarily TheraCom, all of which was offset in part by normal competitive pressures on customer margins. In the prior year quarter ended December 31, 2010, our gross profit was positively impacted by a non-recurring $12 million benefit in connection with a customer being acquired by a third party. We expect the gross profit contributions from the sales of Oxaliplatin, Gemcitabine and Docetaxel (all generic oncology drugs) to be significantly lower in fiscal 2012, particularly in our fiscal second and third quarters, in comparison to fiscal 2011. In fiscal 2012, we expect the gross profit decline from the above-mentioned three specialty generic products will be substantially offset by the expected gross profit contribution from over 30 ABDC brand to generic product conversions that are anticipated to occur. However, there are unique circumstances surrounding the launch of each generic product and the actual gross profit from these launches can differ materially from what we expect.

As a percentage of revenue, our gross profit margin of 2.91% in the quarter ended December 31, 2011 decreased by 1 basis point from the prior year quarter primarily due to the prior year non-recurring $12 million customer benefit.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision. We recorded a LIFO charge of $3.2 million and $9.9 million in the quarters ended December 31, 2011 and 2010, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Operating expenses of $308.2 million in the quarter ended December 31, 2011 increased $4.7 million or 1.6% from the prior year quarter due to the incremental operating costs of our recently acquired companies, an increase of $4.5 million in depreciation expense primarily due to our new ERP system, and the $3.6 million of acquisition related costs. These items were offset in part by a decline in employee compensation and benefit costs, and a reduction in consulting expenses. As a percentage of revenue, operating expenses were 1.51% in the quarter ended December 31, 2011 and represented a 2 basis point decrease in our operating expense ratio from the prior year quarter.

Operating income of $284.9 million in the quarter ended December 31, 2011 increased 2.9% from the prior year quarter due to the increase in our gross profit, offset in part by the increase in our operating expenses. As a percentage of revenue, operating income increased 1 basis point to 1.40% in the quarter ended December 31, 2011 from the prior year quarter due to the decrease in our operating expense margin, offset in part by the decrease in our gross profit margin.

Other income of $1.7 million in the quarter ended December 31, 2010 included a $1.9 million gain resulting from payments received in excess of amounts accrued on a note receivable relating to a prior business disposition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended December 31, 2011 and 2010 were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$22,796	4.97%	$19,738	5.33%
Interest income	(205)	0.15%	(594)	0.24%

Interest expense, net	$22,591		$19,144

Interest expense increased from the prior year quarter due to an increase of $279.0 million in average borrowings, primarily due to the November 2011 issuance of our new $500 million 3 1/2% senior notes due 2021, as described further within Liquidity and Capital Resources. In addition, interest costs capitalized relating to our Business Transformation project of $0.3 million and $1.0 million in the quarters ended December 31, 2011 and 2010, respectively, had the effect of reducing interest expense for those periods. Our average invested cash was $1.7 billion and $1.0 billion during the quarters ended December 31, 2011 and 2010, respectively. Despite the increase in our average invested cash, interest income was lower in the current year quarter due to a decrease in the weighted average interest rate and an increase in the amount of cash held in non-interest bearing cash accounts. We expect our interest expense to be significantly higher in fiscal 2012 than fiscal 2011 due to the issuance of the above mentioned notes.

Income taxes in the quarter ended December 31, 2011 reflect an effective income tax rate of 38.2%, compared to 38.1% in the prior year quarter. We continue to expect that our ongoing effective tax rate will be approximately 38.4%.

Net income of $162.1 million in the quarter ended December 31, 2011 increased 1% from the prior year quarter primarily due to the increase in our operating income, offset by the increase in interest expense. Diluted earnings per share of $0.62 in the quarter ended December 31, 2011 increased 9% from $0.57 per share in the prior year quarter. The difference between diluted earnings per share growth and the increase in net income for the quarter ended December 31, 2011 was due to the 6% reduction in weighted average common shares outstanding, primarily from purchases of our common stock, net of the impact of stock option exercises.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The following table illustrates our debt structure at December 31, 2011, including availability under revolving credit facilities and the receivables securitization facility (in thousands):

	September 30,	September 30,
	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$392,326, 5 5/8% senior notes due 2012	$392,081	$—
$500,000, 5 7/8% senior notes due 2015	498,900	—
$400,000, 4 7/8% senior notes due 2019	397,270	—
$500,000, 3 1/2% senior notes due 2021	499,302	—

Total fixed-rate debt	1,787,553	—

Variable-Rate Debt:
Blanco revolving credit facility due 2012	55,000	—
Multi-currency revolving credit facility due 2016	86,467	603,165
Receivables securitization facility due 2014	—	700,000
Other	—	1,555

Total variable-rate debt	141,467	1,304,720

Total debt, including current portion	$1,929,020	$1,304,720

Along with our cash balances, our aggregate availability under our revolving credit facilities and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.

In November 2011, we issued $500 million of 3 1/2% senior notes due November 15, 2021 (the “2021 Notes”). The 2021 Notes were sold at 99.858% of the principal amount and have an effective yield of 3.52%. Interest on the 2021 Notes is payable semiannually, in arrears, commencing May 15, 2012. The 2021 Notes rank pari passu to the Multi-Currency Revolving Credit Facility and the 2012 Notes, the 2015 Notes, and the 2019 Notes (all defined below). We used the net proceeds of the 2021 Notes for general corporate purposes. Costs incurred in connection with the issuance of the 2021 Notes were deferred and are being amortized over the ten-year term of the notes.

We have a $700 million multi-currency senior unsecured revolving credit facility, which was scheduled to expire in March 2015, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In October 2011, we entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016. The amendment also reduced our borrowing rates and facility fees. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2011). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at December 31, 2011). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 31, 2011, we established a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program at December 31, 2011.

We have a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in April 2014. In October 2011, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to October 2014. The amendment also reduced our borrowing rates. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We currently pay an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At December 31, 2011, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

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

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new ERP system) and routine growth and expansion through new business opportunities. In August 2011, our board of directors approved a new program allowing us to purchase up to $750 million of our outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2011, we purchased $119.9 million of our common stock under the $750 million share repurchase program. Additionally, we paid $8.0 million in October 2011 to settle purchases of our common stock made on September 29, 2011. As of December 31, 2011, we had $380.1 million of availability remaining on the $750 million share repurchase program. We currently expect to purchase approximately $400 million of our common stock in fiscal 2012, subject to market conditions. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

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

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At December 31, 2011, we had $141.5 million of variable-rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at December 31, 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2.4 billion in cash and cash equivalents at December 31, 2011, of which $984.9 million was invested in money market accounts at financial institutions. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

At any point in time, a portion of our cash invested in money market accounts at financial institutions may hold short-term fixed income investments issued by non-United States companies and/or foreign governments. Our investments in these accounts could be impacted by market fluctuations, if any, caused by a sovereign debt default.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at December 31, 2011. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$2,415,186	$538,179	$137,150	$693,857	$1,046,000
Operating leases	240,453	42,681	74,014	54,673	69,085
Other commitments	399,856	307,105	77,534	15,217	—

Total	$3,055,495	$887,965	$288,698	$763,747	$1,115,085

We have commitments to purchase blood plasma products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $258.7 million as of December 31, 2011. These blood product commitments are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new enterprise resource planning (“ERP”) system. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $118.5 million as of December 31, 2011, of which $38.4 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above contractual obligations table.

Our liability for uncertain tax positions was $45.8 million (including interest and penalties) as of December 31, 2011. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the quarter ended December 31, 2011, our operating activities provided $431.7 million of cash in comparison to cash used of $99.2 million in the prior year quarter. Cash provided by operations during the quarter ended December 31, 2011 was principally the result of net income of $162.1 million, an increase in accounts payable, accrued expenses and income taxes of $248.0 million, a decrease in accounts receivable of $243.4 million, and non-cash items of $57.2 million, offset, in part, by an increase in merchandise inventories of $326.7 million. Non-cash items included the provision for deferred income taxes of $6.6 million, which represents a $13.7 million decline from the prior year quarter. Deferred income taxes were significantly higher in the prior year quarter due to the larger income tax deductions associated with merchandise inventories and tax bonus depreciation resulting from our Business Transformation capital expenditures. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers. The average number of days payable outstanding in the quarter ended December 31, 2011 increased over 2 days from the prior year quarter. Accounts receivable declined from September 30, 2011, reflecting timing of customer purchases and payments as of December 31, 2011. The average number of days sales outstanding in the quarter ended December 31, 2011 increased slightly to 17.7 days from 17.4 days in the prior year quarter. Consistent with prior years, we increased our merchandise inventories at December 31, 2011 due to seasonal needs, yet the average number of inventory days on hand in the quarter ended December 31, 2011 remained consistent to the prior year quarter. Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Currently, we expect cash from operating activities in fiscal 2012 to be between $850 million and $950 million. Operating cash uses during the quarter ended December 31, 2011 included $10.8 million of interest payments and $1.8 million of income tax payments, net of refunds.

During the quarter ended December 31, 2010, our operating activities used $99.2 million of cash. Cash used in operations during the quarter ended December 31, 2010 was principally the result of a decrease in accounts payable, accrued expenses and income taxes of $399.7 million and an increase in merchandise inventories of $227.7 million, offset, in part, by a decrease in accounts receivable of $275.8 million, net income of $160.5 million, and non-cash items of $61.0 million. The decrease in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers, particularly at ABSG, where significant inventory purchases made in fiscal 2010 were paid for in the December 2010 quarter. ABSG’s accounts payable declined by approximately $300 million from September 30, 2010 to December 31, 2010. The average number of days payable outstanding in the quarter ended December 31, 2010 decreased by 1 day from the prior year quarter. Merchandise inventories increased primarily due to our revenue growth and, consistent with prior years, we increased our inventory due to seasonal needs, yet the average number of inventory days on hand in the quarter ended December 31, 2010 decreased by 1 day from the prior year quarter. Despite the increase in revenue in the quarter ended December 31, 2010, accounts receivable declined from September 30, 2010, reflecting customer mix and timing of cash receipts, while the average number of days sales outstanding during the current quarter was relatively consistent to the prior year quarter. Operating cash uses during the quarter ended December 31, 2010 included $10.6 million in interest payments and $9.2 million of income tax payments, net of refunds.

Capital expenditures for the quarters ended December 31, 2011 and 2010 were $48.1 million and $50.1 million, respectively. Our most significant capital expenditures in the quarters ended December 31, 2011 and 2010 related to our Business Transformation project, which includes a new ERP system for our corporate office and for our ABDC operations, and ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us. Significant capital expenditures in the quarter ended December 31, 2011 also included investments to expand our infrastructure in Canada, and other ABCS facility expansions and improvements. Significant capital expenditures in the quarter ended December 31, 2010 also included ABSG technology initiatives. We currently expect to spend approximately $150 million for capital expenditures during fiscal 2012.

In November 2011, we acquired TheraCom, LLC (“TheraCom”) for a purchase price of $250.0 million, subject to a working capital adjustment. Additionally, we finalized working capital adjustments relating to our September 2011 acquisitions of IntrinsiQ, LLC and Premier Source totaling $0.5 million, net.

In November 2011, we issued our 2021 Notes for net proceeds of $494.8 million. We used the net proceeds of the 2021 Notes for general corporate purposes.

During the quarters ended December 31, 2011 and 2010, we paid $128.0 million and $185.4 million, respectively, for purchases of our common stock shares.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In November 2010, our board of directors increased the quarterly cash dividend by 25% from $0.08 per share to $0.10 per share. In May 2011, our board of directors increased the quarterly cash dividend by 15% from $0.10 per share to $0.115 per share. In November 2011, our board of directors increased the quarterly cash dividend again by 13% from $0.115 per share to $0.13 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale and purchase of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to continue to implement an enterprise resource planning (ERP) system to handle business and financial processes and transactions (including processes and transactions related to our customers and suppliers) of AmerisourceBergen Drug Corporation operations and our corporate functions as intended without functional problems, unanticipated delays and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States, including changes and/or potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk. See the discussion under “Liquidity and Capital Resources” in Item 2 on page 22.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2011 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 7 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2011.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	2,749,291	$36.37	2,749,291	$400,000,186
November 1 to November 30	524,700	$38.00	524,700	$380,061,227
December 1 to December 31	—	$—	—	$380,061,227

Total	3,273,991		3,273,991

a)

In August 2011, the Company announced a new program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2011, the Company purchased 3.3 million shares under this program for $119.9 million.

ITEM 6.	Exhibits

(a) Exhibits:

1.1

Underwriting Agreement for 3.500% Senior Notes due 2021, dated as of November 8, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2011).

4.1

Second Supplemental Indenture, dated November 14, 2011, by and among the Registrant, the subsidiary guarantors named therein and U.S. Bank National Association related to Registrant’s 3.500% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2011).

10.1

The Amendment and Restatement Agreement, dated as of October 28, 2011, among the Registrant, the Borrowing Subsidiaries party thereto, the Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).

10.2

The Third Amendment to Receivables Sale Agreement, dated as of October 28, 2011, between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation, as Originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).

10.3

The Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 28, 2011, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchasing Agents and Purchasers party thereto and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).

10.4	AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of January 1, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 7, 2012	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

February 7, 2012	/s/ Michael D. DiCandilo
Michael D. DiCandilo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

1.1	Underwriting Agreement for 3.500% Senior Notes due 2021, dated as of November 8, 2011 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2011).

4.1	Second Supplemental Indenture, dated November 14, 2011, by and among the Registrant, the subsidiary guarantors named therein and U.S. Bank National Association related to Registrant’s 3.500% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2011).

10.1	The Amendment and Restatement Agreement, dated as of October 28, 2011, among the Registrant, the Borrowing Subsidiaries party thereto, the Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).

10.2	The Third Amendment to Receivables Sale Agreement, dated as of October 28, 2011, between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation, as Originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).

10.3	The Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 28, 2011, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchasing Agents and Purchasers party thereto and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2011).

10.4	AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of January 1, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101	Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.