Form 10-Q
period 2012-03-31
AMERISOURCEBERGEN CORP
filed 2012-05-10
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2012 was  252,962,934.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands, except share and per share data)	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,327,094	$1,825,990
Accounts receivable, less allowances for returns and doubtful accounts:
$330,282 at March 31, 2012 and $351,382 at September 30, 2011	3,868,647	3,837,203
Merchandise inventories	5,354,338	5,466,534
Prepaid expenses and other	53,562	87,896
Total current assets	11,603,641	11,217,623

Property and equipment, at cost:
Land	36,028	35,998
Buildings and improvements	320,150	316,199
Machinery, equipment and other	1,038,027	977,320
Total property and equipment	1,394,205	1,329,517
Less accumulated depreciation	(590,786)	(556,601)
Property and equipment, net	803,419	772,916

Goodwill and other intangible assets	3,108,418	2,863,084
Other assets	129,558	129,048

TOTAL ASSETS	$15,645,036	$14,982,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,249,766	$9,202,115
Accrued expenses and other	412,599	422,917
Current portion of long-term debt	392,164	392,089
Deferred income taxes	860,471	837,999
Total current liabilities	10,915,000	10,855,120

Long-term debt, net of current portion	1,489,971	972,863
Other liabilities	293,590	287,830

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 260,803,540 shares and 255,423,425 shares at March 31, 2012, respectively, and 496,522,288 shares and 260,991,439 shares at September 30, 2011, respectively	2,608	4,965
Additional paid-in capital	2,194,517	4,082,978
Retained earnings	990,989	4,055,664
Accumulated other comprehensive loss	(37,362)	(50,868)
	3,150,752	8,092,739
Treasury stock, at cost: 5,380,115 shares at March 31, 2012 and 235,530,849 shares at September 30, 2011	(204,277)	(5,225,881)
Total stockholders’ equity	2,946,475	2,866,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,645,036	$14,982,671

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share data)	2012	2011	2012	2011

Revenue	$20,071,271	$19,760,257	$40,431,916	$39,648,866
Cost of goods sold	19,376,146	19,072,921	39,143,698	38,381,298
Gross profit	695,125	687,336	1,288,218	1,267,568
Operating expenses:
Distribution, selling, and administrative	284,638	296,132	558,503	574,165
Depreciation	27,771	21,876	53,587	43,180
Amortization	5,588	4,079	10,527	8,208
Employee severance, litigation and other	9,027	—	12,586	—
Operating income	368,101	365,249	653,015	642,015
Other income	(131)	(142)	(132)	(1,809)
Interest expense, net	23,906	19,056	46,497	38,200
Income before income taxes	344,326	346,335	606,650	605,624
Income taxes	132,221	131,954	232,429	230,743
Net income	$212,105	$214,381	$374,221	$374,881

Earnings per share:
Basic	$0.82	$0.78	$1.45	$1.36
Diluted	$0.81	$0.77	$1.42	$1.34

Weighted average common shares outstanding:
Basic	258,162	274,319	258,316	274,980
Diluted	262,363	279,766	262,729	280,247

Cash dividends declared per share of common stock	$0.13	$0.10	$0.26	$0.20

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
(in thousands)	2012	2011

OPERATING ACTIVITIES
Net income	$374,221	$374,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	60,139	49,565
Amortization, including amounts charged to interest expense	13,334	10,685
Provision for doubtful accounts	15,532	17,340
Provision for deferred income taxes	26,107	50,599
Share-based compensation	12,685	12,122
Other	2,693	1,175
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	105,284	6,819
Merchandise inventories	135,299	30,462
Prepaid expenses and other assets	37,441	14,169
Accounts payable, accrued expenses, and income taxes	(114,822)	1,588
Other liabilities	211	7,799
NET CASH PROVIDED BY OPERATING ACTIVITIES	668,124	577,204

INVESTING ACTIVITIES
Capital expenditures	(88,198)	(93,773)
Cost of acquired companies, net of cash acquired	(257,658)	—
NET CASH USED IN INVESTING ACTIVITIES	(345,856)	(93,773)

FINANCING ACTIVITIES
Long-term debt borrowings	499,290	—
Long-term debt repayments	(55,000)	—
Borrowings under revolving and securitization credit facilities	449,962	506,306
Repayments under revolving and securitization credit facilities	(380,044)	(508,211)
Purchases of common stock	(328,504)	(255,120)
Exercises of stock options, including excess tax benefits of $17,385 and $20,846 in fiscal 2012 and 2011, respectively	71,084	89,369
Cash dividends on common stock	(67,429)	(55,271)
Debt issuance costs and other	(10,523)	(6,250)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	178,836	(229,177)

INCREASE IN CASH AND CASH EQUIVALENTS	501,104	254,254
Cash and cash equivalents at beginning of period	1,825,990	1,658,182
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,327,094	$1,912,436

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the interim periods ended March 31, 2012 and 2011 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Note 2.  Acquisitions

On November 1, 2011, the Company acquired TheraCom, LLC (“TheraCom”), a subsidiary of CVS Caremark Corporation, for a purchase price of $257.2 million, net of a working capital adjustment.  TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient support services.  TheraCom’s capabilities complement those of the Lash Group and significantly increase the size and scope of consulting services provided by the Company’s ABCS operating segment.  The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition.  The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $179.8 million, which was allocated to goodwill.  The fair values of significant tangible assets acquired and liabilities assumed were as follows:  accounts receivable of $119.6 million, merchandise inventories of $41.7 million and accounts payable of $153.2 million.  The fair value of intangible assets acquired of $68.8 million consists of customer relationships of $57.1 million, software technology of $7.9 million, and trade names of $3.8 million.  The Company is amortizing the fair values of the acquired customer relationships over their remaining useful lives of 15 years, and amortizing the fair values of software technology and trade names over their remaining useful lives of 5 years.  Goodwill resulting from the acquisition is expected to be deductible for income tax purposes.

TheraCom’s annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products.  Approximately $60

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

million of these revenues are from sales to ABDC.  During the three and six months ended March 31, 2012, TheraCom sales to ABDC were $19.0 million and $29.6 million, respectively, which were eliminated from the Company’s consolidated financial statements.

Pro forma results of operations for the aforementioned acquisition have not been presented because the effects of revenue and earnings were not material to the consolidated financial statements.

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of March 31, 2012, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $45.4 million ($30.7 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $10.3 million of interest and penalties, which the Company records in income tax expense.  During the six months ended March 31, 2012, unrecognized tax benefits decreased by $0.3 million.  During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $2.2 million.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill for the six months ended March 31, 2012 (in thousands):

Goodwill at September 30, 2011	$2,565,227
Goodwill recognized in connection with acquisition (See Note 2)	179,838
Foreign currency translation and other	5,851
Goodwill at March 31, 2012	$2,750,916

Following is a summary of other intangible assets (in thousands):

	March 31, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles-trade names	$237,951	$—	$237,951	$237,711	$—	$237,711
Finite-lived intangibles:
Customer relationships	175,634	(82,015)	93,619	117,540	(73,987)	43,553
Other	59,930	(33,998)	25,932	47,304	(30,711)	16,593
Total other intangible assets	$473,515	$(116,013)	$357,502	$402,555	$(104,698)	$297,857

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense for other intangible assets was $10.5 million and $8.2 million in the six months ended March 31, 2012 and 2011, respectively.  Amortization expense for other intangible assets is estimated to be $20.9 million in fiscal 2012, $19.3 million in fiscal 2013, $16.6 million in fiscal 2014, $12.4 million in fiscal 2015, $11.8 million in fiscal 2016, and $49.1 million thereafter.

Note 5.  Debt

Debt consisted of the following (in thousands):

	March 31,	September 30,
	2012	2011

Blanco revolving credit facility	$—	$55,000
Receivables securitization facility due 2014	—	—
Multi-currency revolving credit facility at 2.31% and 2.48%, respectively, due 2016	94,341	21,851
$392,326, 5 5/8% senior notes due 2012	392,164	392,000
$500,000, 5 7/8% senior notes due 2015	498,968	498,822
$400,000, 4 7/8% senior notes due 2019	397,342	397,190
$500,000, 3 1/2% senior notes due 2021	499,320	—
Other	—	89
Total debt	1,882,135	1,364,952
Less current portion	392,164	392,089
Total, net of current portion	$1,489,971	$972,863

In February 2012, the Company repaid the borrowings under the Blanco Credit Facility, which was terminated.

The Company has a multi-currency senior unsecured revolving credit facility for $700 million, which was scheduled to expire in March 2015 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  In October 2011, the Company entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016.  The amendment also reduced the Company’s borrowing rates and facility fees.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2012).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at March 31, 2012).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

On October 31, 2011, the Company established a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at March 31, 2012.

The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in April 2014.  In October 2011, the Company entered into an amendment to the Receivables Securitization

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Facility to extend the maturity date to October 2014.  The amendment also reduced the Company’s borrowing rates.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility.  At March 31, 2012, there were no borrowings outstanding under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

In November 2011, the Company issued $500 million of 3½% senior notes due November 15, 2021 (the “2021 Notes”).  The 2021 Notes were sold at 99.858% of the principal amount and have an effective yield of 3.52%.  The interest on the 2021 Notes is payable semiannually, in arrears, commencing May 15, 2012.  The 2021 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the 5 5/8% senior notes due 2012, the 5 7/8% senior notes due 2015, and the 4 7/8% senior notes due 2019.  The Company used the net proceeds of the 2021 Notes for general corporate purposes.  Costs incurred in connection with the issuance of the 2021 Notes were deferred and are being amortized over the 10 year term of the notes.

Note 6.  Stockholders’ Equity and Earnings per Share

The following table illustrates comprehensive income for the three and six months ended March 31, 2012 and 2011 (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$212,105	$214,381	$374,221	$374,881
Foreign currency translation adjustments and other	7,019	9,126	13,506	15,828
Comprehensive income	$219,124	$223,507	$387,727	$390,709

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

In September 2010, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions.  During the six months ended March 31, 2011, the Company purchased 4.7 million shares for $156.9 million under this program.

In August 2011, the Company’s board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the six months ended March 31, 2012, the Company purchased 8.6 million shares for $320.3 million under this new program.

On December 30, 2011, the Company retired 238.8 million shares of its treasury stock.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011
Weighted average common shares outstanding - basic	258,162	274,319	258,316	274,980
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	4,201	5,447	4,413	5,267
Weighted average common shares outstanding - diluted	262,363	279,766	262,729	280,247

The potentially dilutive stock options that were antidilutive for the three months ended March 31, 2012 and 2011 were 4.3 million and 1.8 million, respectively, and for the six months ended March 31, 2012 and 2011 were 3.8 million and 0.9 million, respectively.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at March 31, 2012 and September 30, 2011 approximate fair value based upon the relatively short-term nature of these financial instruments.  Within cash and cash equivalents, the Company had $1,438.1 million and $491.1 million of investments in money market accounts as of March 31, 2012 and September 30, 2011, respectively.  The fair values of the money market accounts were determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 investments.  The recorded amount of debt (see Note 5) and the corresponding fair value, which is estimated based on quoted market prices, as of March 31, 2012 were $1,882.1 million and $2,032.9 million, respectively.  The recorded amount of debt and the corresponding fair value, which is estimated based on quoted market prices, as of September 30, 2011 were $1,365.0 million and $1,507.0 million, respectively.

Note 9.  Subsequent Event

On April 30, 2012, the Company acquired World Courier Group, Inc. (“World Courier”) for a purchase price of $520 million, subject to a working capital adjustment.  World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.  World Courier further strengthens the Company’s service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America.  It operates in over 50 countries and has approximately 2,500 employees.  World Courier’s revenues are estimated to be approximately $500 million in calendar 2012.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10.  Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”), and 3 1/2% senior notes due November 15, 2021 (the “2021 Notes” and, together with the 2012 Notes, 2015 Notes, and 2019 Notes, the “Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries (the subsidiaries of the Company that are guarantors of any of the Notes being referred to collectively as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenue, earnings, and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported.  The only consolidated subsidiaries of the Company that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) are: (a) the receivables securitization special purpose entity, (b) the foreign operating subsidiaries, and (c) certain smaller operating subsidiaries.  The following tables present condensed consolidating financial statements including AmerisourceBergen Corporation (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries.  Such financial statements include balance sheets as of March 31, 2012 and September 30, 2011, statements of operations for the three and six months ended March 31, 2012 and 2011, and statements of cash flows for the six months ended March 31, 2012 and 2011.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2012
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$1,667,961	$566,124	$93,009	$—	$2,327,094
Accounts receivable, net	168	1,587,956	2,280,523	—	3,868,647
Merchandise inventories	—	5,006,581	347,757	—	5,354,338
Prepaid expenses and other	7,128	28,176	18,258	—	53,562
Total current assets	1,675,257	7,188,837	2,739,547	—	11,603,641

Property and equipment, net	—	756,717	46,702	—	803,419
Goodwill and other intangible assets	—	2,972,247	136,171	—	3,108,418
Other assets	14,384	107,681	7,493	—	129,558
Intercompany investments and advances	2,771,139	1,885,639	260,879	(4,917,657)	—

Total assets	$4,460,780	$12,911,121	$3,190,792	$(4,917,657)	$15,645,036

Current liabilities:
Accounts payable	$—	$8,955,548	$294,218	$—	$9,249,766
Accrued expenses and other	(273,489)	677,432	8,656	—	412,599
Current portion of long-term debt	392,164	—	—	—	392,164
Deferred income taxes	—	860,471	—	—	860,471

Total current liabilities	118,675	10,493,451	302,874	—	10,915,000

Long-term debt, net of current portion	1,395,630	—	94,341	—	1,489,971
Other liabilities	—	294,396	(806)	—	293,590

Total stockholders’ equity	2,946,475	2,123,274	2,794,383	(4,917,657)	2,946,475

Total liabilities and stockholders’ equity	$4,460,780	$12,911,121	$3,190,792	$(4,917,657)	$15,645,036

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	September 30, 2011
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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Three months ended March 31, 2012
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$19,572,848	$530,813	$(32,390)	$20,071,271
Cost of goods sold	—	18,896,389	479,757	—	19,376,146

Gross profit	—	676,459	51,056	(32,390)	695,125
Operating expenses:
Distribution, selling, and administrative	—	292,442	24,586	(32,390)	284,638
Depreciation	—	26,475	1,296	—	27,771
Amortization	—	4,868	720	—	5,588
Employee severance, litigation and other	—	9,027	—	—	9,027

Operating income	—	343,647	24,454	—	368,101
Other (income) loss	—	(134)	3	—	(131)
Interest expense, net	(1,781)	23,580	2,107	—	23,906

Income before income taxes and equity in earnings of subsidiaries	1,781	320,201	22,344	—	344,326
Income taxes	652	123,026	8,543	—	132,221
Equity in earnings of subsidiaries	210,976	—	—	(210,976)	—

Net income	$212,105	$197,175	$13,801	$(210,976)	$212,105

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Six months ended March 31, 2012
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$—	$39,407,744	$1,089,564	$(65,392)	$40,431,916
Cost of goods sold	—	38,160,481	983,217	—	39,143,698

Gross profit	—	1,247,263	106,347	(65,392)	1,288,218
Operating expenses:
Distribution, selling, and administrative	—	578,869	45,026	(65,392)	558,503
Depreciation	—	51,478	2,109	—	53,587
Amortization	—	9,056	1,471	—	10,527
Employee severance, litigation, and other	—	12,586	—	—	12,586

Operating income	—	595,274	57,741	—	653,015
Other (income) loss	—	(134)	2	—	(132)
Interest expense, net	(2,816)	45,071	4,242	—	46,497

Income before income taxes and equity in earnings of subsidiaries	2,816	550,337	53,497	—	606,650
Income taxes	1,031	211,425	19,973	—	232,429
Equity in earnings of subsidiaries	372,436	—	—	(372,436)	—

Net income	$374,221	$338,912	$33,524	$(372,436)	$374,221

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Six months ended March 31, 2012
		Guarantor	Non-Guarantor		Consolidated
(in thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income	$374,221	$338,912	$33,524	$(372,436)	$374,221
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(382,458)	59,227	244,698	372,436	293,903
Net cash (used in) provided by operating activities	(8,237)	398,139	278,222	—	668,124

Capital expenditures	—	(65,966)	(22,232)	—	(88,198)
Cost of acquired companies, net of cash	—	(257,658)	—	—	(257,658)
Net cash used in investing activities	—	(323,624)	(22,232)	—	(345,856)

Long-term debt borrowings	499,290	—	—	—	499,290
Long-term debt repayments	—	—	(55,000)	—	(55,000)
Net borrowings under revolving and securitization credit facilities	—	—	69,918	—	69,918
Purchases of common stock	(328,504)	—	—	—	(328,504)
Exercises of stock options, including excess tax benefit	71,084	—	—	—	71,084
Cash dividends on common stock	(67,429)	—	—	—	(67,429)
Debt issuance costs and other	(9,898)	(93)	(532)	—	(10,523)
Intercompany financing and advances	212,474	23,882	(236,356)	—	—
Net cash provided by (used in) financing activities	377,017	23,789	(221,970)	—	178,836
Increase in cash and cash equivalents	368,780	98,304	34,020	—	501,104
Cash and cash equivalents at beginning of period	1,299,181	467,820	58,989	—	1,825,990

Cash and cash equivalents at end of period	$1,667,961	$566,124	$93,009	$—	$2,327,094

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

On November 1, 2011, we acquired TheraCom, LLC (“TheraCom”), a subsidiary of CVS Caremark Corporation, for a purchase price of $257.2 million, net of a working capital adjustment.  TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient access support services.  TheraCom’s capabilities complement those of the Lash Group, a business unit within AmerisourceBergen Consulting Services, and will significantly increase the size and scope of its consulting services.  TheraCom’s annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products.  Approximately $60 million of these revenues are from sales to AmerisourceBergen Drug Corporation.  During the quarter and six months ended March 31, 2012, TheraCom sales to AmerisourceBergen Drug Corporation were $19.0 million and $29.6 million, respectively, which were eliminated from our consolidated financial statements.

On April 30, 2012, we acquired World Courier Group, Inc. (“World Courier”) for a purchase price of $520 million, subject to a working capital adjustment.  World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.  World Courier further strengthens our service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America.  It operates in over 50 countries and has approximately 2,500 employees.  World Courier’s revenues are estimated to be approximately $500 million in calendar 2012.

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

ABDC distributes a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies, and other customers.  ABDC also provides pharmacy management, staffing and other consulting services; scalable automated pharmacy dispensing equipment; medication and supply dispensing cabinets; and supply management software to a variety of retail and institutional healthcare providers.  Additionally, American Health Packaging delivers packaging solutions to institutional and retail healthcare providers.

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

Our use of the terms “specialty” and “specialty pharmaceutical products” refers to drugs used to treat complex diseases, such as cancer, diabetes and multiple sclerosis.  Specialty pharmaceutical products are part of complex treatment regimens for serious conditions and diseases that generally require ongoing clinical monitoring.  We believe the terms “specialty” and “specialty pharmaceutical products” are used consistently by industry participants and our competitors.  However, we cannot be certain that other distributors of specialty products define these and other similar terms in exactly the same manner as we do.

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

Summary Financial Information

	Three months ended March 31,
(dollars in thousands)	2012	2011	Change

Revenue	$20,071,271	$19,760,257	1.6%

Gross profit	$695,125	$687,336	1.1%
Operating expenses	$327,024	$322,087	1.5%
Operating income	$368,101	$365,249	0.8%

Percentages of revenue:
Gross profit	3.46%	3.48%
Operating expenses	1.63%	1.63%
Operating income	1.83%	1.85%

	Six months ended March 31,
(dollars in thousands)	2012	2011	Change

Revenue	$40,431,916	$39,648,866	2.0%

Gross profit	$1,288,218	$1,267,568	1.6%
Operating expenses	$635,203	$625,553	1.5%
Operating income	$653,015	$642,015	1.7%

Percentages of revenue:
Gross profit	3.19%	3.20%
Operating expenses	1.57%	1.58%
Operating income	1.62%	1.62%

Results of Operations

Revenue of $20.1 billion in the quarter ended March 31, 2012 increased 1.6% from the prior year quarter.  The increase in revenue was due to the 6% revenue growth of ABSG.  Revenue of $40.4 billion in the six months ended March 31, 2012 increased

2.0% from the prior year period as ABDC’s revenue grew 1% and ABSG’s revenue grew 5%.  Additionally, our recent acquisitions, with TheraCom being the largest contributor, added 0.9% and 0.7% to our revenue growth for the quarter and six months ended March 31, 2012, respectively.

ABDC’s revenue was relatively flat in comparison to the prior year quarter and increased 1% from the prior year six month period.  ABDC’s revenue was favorably impacted primarily by the growth of its institutional customers, offset in part by a reduction in chain customer revenue primarily due to the previously announced loss of one of our larger retail customers, the former Long’s Drugs, which was acquired by a customer of one of our competitors and did not renew its contract prior to September 30, 2011.  Effective October 1, 2011, we no longer serviced this large retail customer.  Additionally, ABDC’s revenue has been unfavorably impacted by the increase in use of lower priced generics.

ABSG’s revenue of $4.0 billion and $8.0 billion in the quarter and six months ended March 31, 2012 increased 6% and 5%, respectively, from the prior year periods primarily due to the growth in its third-party logistics business.  Additionally, in the quarter ended March 31, 2012, its vaccine and physician office distribution business benefited from sales of a new ophthalmology drug.  The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.  ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs.  Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower growth or reduced revenues.

We continue to expect our revenue growth in fiscal 2012 to be relatively flat or to grow modestly in comparison to fiscal 2011.  We expect a significant number of brand to generic drug conversions in fiscal 2012 and, as mentioned above, one of our larger retail customers was acquired by a customer of one of our competitors and did not renew its contract.  Our expected growth rate reflects U.S. pharmaceutical industry conditions, including changes in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower priced generics.  Our growth also may be impacted, among other things, by industry competition and changes in customer mix.  In early April 2012, our largest customer, Medco Health Solutions, Inc. (“Medco”), which accounted for 19% of our revenue in fiscal 2011, merged with Express Scripts, Inc. (“Express Scripts”), which is the surviving corporation and is a customer of one of our competitors.  Our business with Medco contributes approximately 5% of our earnings.  Following the closing of the merger with Express Scripts and Medco, we amended our existing Medco agreement to provide for the contract to end upon the award and implementation of one or more new pharmaceutical distribution agreements for the newly combined business.  Express Scripts has issued a Request for Proposal (“RFP”) for the combined business, and anticipates that the new contract or contracts will begin on October 1, 2012.  We will participate fully in the competitive RFP process, and it is our intent to secure a new long-term distribution contract with the combined entity.  The amendment to our existing agreement will have no impact on our fiscal 2012 operating results.  Our revenue, earnings, and cash flows starting in fiscal 2013 would be significantly impacted if we fail to retain the business under a new contract.  Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Gross profit of $695.1 million in the quarter ended March 31, 2012 increased $7.8 million or 1.1% from the prior year quarter.  Gross profit of $1.3 billion in the six months ended March 31, 2012 increased $20.7 million or 1.6% from the prior year period.  The increases in gross profit were due to our revenue growth, the solid growth and profitability of our non-specialty generic programs, brand price increases, and the contributions made by our recent acquisitions, primarily TheraCom, all of which was offset in part by normal competitive pressures on customer margins.  Additionally, in the quarter and six months ended March 31, 2012, the gross profit contributions from the sales of Oxaliplatin, Gemcitabine and Docetaxel (all generic oncology drugs) were approximately $53 million and $56 million lower than the prior year periods, respectively.  Sales of Oxaliplatin benefited our gross profit by approximately $53 million in the prior year quarter ended March 31, 2011.  We had no sales of Oxaliplatin in our current quarter ended March 31, 2012.  Quantities of Oxaliplatin are not expected to be available until the product is re-launched in August 2012.  We continue to expect the gross profit contributions from the sales of Oxaliplatin, Gemcitabine and Docetaxel to be significantly lower in fiscal 2012, in comparison to fiscal 2011.  In fiscal 2012, we expect the gross profit decline from the above-mentioned three specialty generic products will be partially offset by the expected gross profit contribution from over 30 ABDC brand to generic product conversions that have begun to occur.  However, there are unique circumstances surrounding the launch of each generic product and the actual gross profit from these launches can differ materially from what we expect.  Additionally, in the six months ended March 31, 2011, our gross profit was impacted by a non-recurring $12 million benefit in connection with a customer being acquired by a third party.

As a percentage of revenue, our gross profit margin of 3.46% in the quarter ended March 31, 2012 decreased by 2 basis points from the prior year quarter.  As a percentage of revenue, our gross profit margin of 3.19% in the six months ended March 31, 2012 decreased by 1 basis point from the prior fiscal year period.  The gross profit margin declines were due to the gross profit decline of the above-mentioned three specialty generic products, which were substantially offset by the solid growth and profitability of our non-specialty generic program and the gross profit contributions from our recent acquisitions, primarily TheraCom.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision.  We recorded a LIFO charge of $3.6 million and $13.5 million in the quarters ended March 31, 2012 and 2011, respectively.  Our LIFO charge was $6.8 million and $23.4 million in the six months ended March 31, 2012 and 2011, respectively.  Our estimated LIFO charge in fiscal 2012 will be lower than the prior fiscal year charge due to expected greater generic price deflation, as the exclusivity period for certain generic drugs expire.  The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Operating expenses of $327.0 million in the quarter ended March 31, 2012 increased $4.9 million or 1.5% from the prior year quarter.  Operating expenses of $635.2 million in the six months ended March 31, 2011 increased $9.7 million or 1.5% from the prior year period.  The increases in operating expenses in the quarter and six months ended March 31, 2012 were due to the incremental operating costs of our recently acquired companies, an increase in depreciation expense primarily due to our new ERP system, $6.1 million of employee severance costs, and acquisition-related costs, which were $2.9 million and $6.5 million, respectively.  These items were substantially offset by a decline in employee compensation and benefit costs, and a reduction in consulting expenses.  As a percentage of revenue, operating expenses were 1.63% in the quarters ended March 31, 2012 and 2011.  As a percentage of revenue, operating expenses in the six months ended March 31, 2012 decreased by one basis point to 1.57% from the prior year period.

Operating income of $368.1 million and $653.0 million in the quarter and six months ended March 31, 2012 increased 0.8% and 1.7%, respectively, from the prior year periods due to the increases in our gross profit, offset in part by the increases in our operating expenses.  As a percentage of revenue, operating income in the quarter and six months ended March 31, 2012 decreased 2 basis points and was flat when compared to the prior year periods, respectively.

Other income of $1.8 million in the six months ended March 31, 2011 included a $1.9 million gain resulting from payments received in excess of amounts accrued on a note receivable relating to a prior business disposition.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended March 31, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$24,577	4.75%	$19,625	5.34%
Interest income	(671)	0.25%	(569)	0.20%
Interest expense, net	$23,906		$19,056

Interest expense increased from the prior year quarter due to an increase of $555.7 million in average borrowings, primarily due to the November 2011 issuance of our new $500 million 3½% senior notes due 2021, as described further within Liquidity and Capital Resources.  In addition, interest costs capitalized relating to our Business Transformation project (which involves the implementation of our new enterprise resource planning platform) of $0.2 million and $1.1 million in the quarters ended March 31, 2012 and 2011, respectively, had the effect of reducing interest expense for those periods.

Interest expense, interest income, and the respective weighted average interest rates in the six months ended March 31, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$47,373	4.85%	$39,363	5.33%
Interest income	(876)	0.21%	(1,163)	0.22%
Interest expense, net	$46,497		$38,200

Interest expense increased from the prior six-month period due to an increase of $417.3 million in average borrowings, primarily due to the November 2011 issuance of our new $500 million 3 ½% senior notes due 2021.  In addition, interest costs capitalized relating to our Business Transformation project of $0.5 million and $2.0 million in the six months ended March 31, 2012 and 2011, respectively, had the effect of reducing interest expense for those periods.  Our average invested cash was $1.7 billion and $1.1 billion during the six months ended March 31, 2012 and 2011, respectively.  Despite the increase in our average invested cash, interest income was lower in our current year period due to an increase in the amount of cash held in non-interest bearing cash accounts.  Cash held in these accounts partially offset bank fees.  As previously disclosed, we expect our interest expense to be significantly higher in fiscal 2012 than fiscal 2011 due to the issuance of the above mentioned notes.

Income taxes in the quarter ended March 31, 2012 reflect an effective income tax rate of 38.4%, compared to 38.1% in the prior year quarter.  Income taxes in the six months ended March 31, 2012 reflect an effective income tax rate of 38.3%, compared to 38.1% in the prior year period.  We continue to expect that our ongoing effective tax rate will be approximately 38.4%.

Net income of $212.1 million in the quarter ended March 31, 2012 decreased 1% from the prior year quarter.  Diluted earnings per share of $0.81 in the quarter ended March 31, 2012 increased 5% from $0.77 per share in the prior year quarter.  Net income of $374.2 million in the six months ended March 31, 2012 was relatively flat compared to the prior year period.  Diluted earnings per share of $1.42 in the six months ended March 31, 2012 increased 6% from $1.34 in the prior year period.  The differences between diluted earnings per share growth and the changes in net income for the quarter and six months ended March 31, 2012 were due to the 6% reduction in weighted average common shares outstanding, primarily from purchases of our common stock, net of the impact of stock option exercises.

Liquidity and Capital Resources

The following table illustrates our debt structure at March 31, 2012, including availability under the multi-currency revolving credit facility and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$392,326, 5 5/8% senior notes due 2012	$392,164	$—
$500,000, 5 7/8% senior notes due 2015	498,968	—
$400,000, 4 7/8% senior notes due 2019	397,342	—
$500,000, 3 1/2% senior notes due 2021	499,320	—

Total fixed-rate debt	1,787,794	—

Variable-Rate Debt:
Blanco revolving credit facility due 2012	—	—
Multi-currency revolving credit facility due 2016	94,341	595,288
Receivables securitization facility due 2014	—	700,000
Other	—	1,601
Total variable-rate debt	94,341	1,296,889

Total debt, including current portion	$1,882,135	$1,296,889

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.

In February 2012, we repaid the borrowings under the $55 million Blanco revolving credit facility, which was terminated.

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

We have a $700 million multi-currency senior unsecured revolving credit facility, which was scheduled to expire in March 2015, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In October 2011, we entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016. The amendment also reduced our borrowing rates and facility fees. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2012). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at March 31, 2012). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

On October 31, 2011, we established a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at March 31, 2012.

We have a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in April 2014. In October 2011, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to October 2014. The amendment also reduced our borrowing rates. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We currently pay an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At March 31, 2012, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

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

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures (including our Business Transformation project, which involves the implementation of our new ERP system) and routine growth and expansion through new business opportunities.  In August 2011, our board of directors approved a program allowing us to purchase up to $750 million of our outstanding shares of common stock, subject to market conditions.  During the six months ended March 31, 2012, we purchased $320.3 million of our common stock under the $750 million share repurchase program.  Additionally, we paid $8.0 million in October 2011 to settle purchases of our common stock made on September 29, 2011.  As of March 31, 2012, we had $179.7 million of availability remaining on the $750 million share repurchase program.  From April 1, 2012 through May 9, 2012, we repurchased $179.7 million of our common stock to complete our availability remaining on the $750 million share repurchase program.  We have purchased $500 million of our common stock in fiscal 2012.  On May 10, 2012, our board of directors approved a new program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

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

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  At March 31, 2012, we had $94.3 million of variable-rate debt outstanding.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at March 31, 2012.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $2.3 billion in cash and cash equivalents at March 31, 2012, of which $1.4 billion was invested in money market accounts at financial institutions.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

At any point in time, a portion of our cash invested in money market accounts at financial institutions may hold short-term fixed income investments issued by non-United States companies and/or foreign governments.  Our investments in these accounts could be impacted by market fluctuations, if any, caused by a sovereign debt default.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.  Such contracts generally have durations of less than one year.  We had no foreign currency denominated forward contracts at March 31, 2012.  We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at March 31, 2012 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$2,341,474	$471,912	$137,104	$686,458	$1,046,000
Operating leases	290,085	44,010	83,851	65,149	97,075
Other commitments	335,428	253,335	73,307	8,786	—
Total	$2,966,987	$769,257	$294,262	$760,393	$1,143,075

We have commitments to purchase product from influenza vaccine manufacturers for the 2012/2013 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $53.4 million as of March 31, 2012.  These influenza vaccine commitments are included in “Other commitments” in the above table.

We have commitments to purchase blood plasma products from suppliers through December 31, 2012.  We are required to purchase quantities at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $154.3 million as of March 31, 2012.  These blood product commitments are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new enterprise resource planning (“ERP”) system.  The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $108.4 million as of March 31, 2012, of which $37.4 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above contractual obligations table.

Our liability for uncertain tax positions was $45.4 million (including interest and penalties) as of March 31, 2012.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the six months ended March 31, 2012, our operating activities provided $668.1 million of cash in comparison to cash provided of $577.2 million in the prior year period.  Cash provided by operations during the six months ended March 31, 2012 was principally the result of net income of $374.2 million, a decrease in merchandise inventories of $135.3 million, non-cash items of $130.5 million, and a decrease in accounts receivable of $105.3 million, offset, in part, by a decrease in accounts payable, accrued expenses and income taxes of $114.8 million.  Non-cash items included the provision for deferred income taxes of $26.1 million, which represented a $24.5 million decline from the prior year period.  Deferred income taxes were significantly higher in the prior year period due to the larger income tax deductions associated with merchandise inventories and tax bonus depreciation resulting from our Business Transformation capital expenditures.  Merchandise inventories decreased from the September 30, 2011 balance even though the average number of inventory days on hand in the six months ended March 31, 2012 increased by nearly one day from the prior year period.  Accounts receivable declined from September 30, 2011, reflecting timing of customer purchases and payments as of March 31, 2012.  The average number of days sales outstanding in the six months ended March 31, 2012 increased to 18.0 days from 17.4 days in the prior year period.  The decrease in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers.  The average number of days payable outstanding in the six months ended March 31, 2012 increased over 3 days from the prior year period.  Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  Currently, we expect cash from operating activities in fiscal 2012 to be between $1.0 billion and $1.1 billion.  Operating cash uses during the six months ended March 31, 2012 included $37.5 million of interest payments and $130.0 million of income tax payments, net of refunds.

During the six months ended March 31, 2011, our operating activities provided $577.2 million of cash.  Cash provided by operations during the six months ended March 31, 2011 was principally the result of net income of $374.9 million, non-cash items of $141.5 million, and a decrease in merchandise inventories of $30.5 million.  Merchandise inventories decreased slightly from the September 30, 2010 balance while the average number of inventory days on hand in the six months ended March 31, 2011 decreased by nearly one day from the prior year period.  Accounts receivable and accounts payable, accrued expenses, and income taxes were relatively consistent to the September 30, 2010 balances.  The average number of days sales outstanding during the quarter and six months ended March 31, 2011 was relatively consistent to the prior year periods.  The average number of days payable outstanding in the quarter and six months ended March 31, 2011 decreased by 1 day from the prior year periods.  Operating cash uses during the six months ended March 31, 2011 included $37.0 million in interest payments and $147.3 million of income tax payments, net of refunds.

Capital expenditures for the six months ended March 31, 2012 and 2011 were $88.2 million and $93.8 million, respectively.  Our most significant capital expenditures in the six months ended March 31, 2012 and 2011 related to our Business Transformation project, which includes a new ERP system for our corporate office and for our ABDC operations, and ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us.  Significant capital expenditures in the six months ended March 31, 2012 also included investments to expand our infrastructure in Canada, and other ABCS facility expansions and improvements.  Significant capital expenditures in the six months ended March 31, 2011 also included other technology initiatives.  We currently expect to spend approximately $200 million for capital expenditures during fiscal 2012.

In November 2011, we acquired TheraCom, LLC (“TheraCom”) for a purchase price of $257.2 million, net of a working capital adjustment.  Additionally, we finalized working capital adjustments relating to our September 2011 acquisitions of IntrinsiQ, LLC and Premier Source totaling $0.5 million, net.

In November 2011, we issued our 2021 Notes for net proceeds of $494.8 million.  We used the net proceeds of the 2021 Notes for general corporate purposes.  In February 2012, we repaid the $55 million of borrowings under our Blanco revolving credit facility, which was due to expire in April 2012.

During the six months ended March 31, 2012 and 2011, we paid $328.5 million and $255.1 million, respectively, for purchases of our common stock shares.

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances.  Actual results may vary materially from the expectations contained in the forward-looking statements.  The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements:  changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale and purchase of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to continue to  implement an enterprise resource planning (ERP) system to handle business and financial processes and transactions (including processes and transactions related to our customers and suppliers) of AmerisourceBergen Drug Corporation operations as intended without functional problems, unanticipated delays and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; economic, business, competitive and/or regulatory developments in Canada, the United Kingdom and elsewhere outside of the United States, including changes and/or potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2012 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 7 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	663,800	$38.80	663,800	$354,305,434
February 1 to February 29	104,002	$36.68	—	$354,305,434
March 1 to March 31	4,612,313	$37.86	4,612,275	$179,706,479
Total	5,380,115		5,276,075

a)                                      In August 2011, the Company announced a new program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the six months ended March 31, 2012, the Company purchased 8.6 million shares under this program for $320.3 million.

b)                                     Employees surrendered 104,002 shares in February 2012 to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 6.  Exhibits

(a)          Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 10, 2012	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

May 10, 2012	/s/ Tim G. Guttman
Tim G. Guttman
Vice President and Corporate Controller,
and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.