Form 10-Q
period 2012-06-30
AMERISOURCEBERGEN CORP
filed 2012-08-09
CIK 1140859

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2012 was  251,636,854.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands, except share and per share data)	2012	2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,655,748	$1,825,990
Accounts receivable, less allowances for returns and doubtful accounts:
$349,660 at June 30, 2012 and $351,382 at September 30, 2011	3,943,347	3,837,203
Merchandise inventories	5,447,126	5,466,534
Prepaid expenses and other	124,201	87,896
Total current assets	11,170,422	11,217,623

Property and equipment, at cost:
Land	36,012	35,998
Buildings and improvements	383,151	316,199
Machinery, equipment and other	1,067,411	977,320
Total property and equipment	1,486,574	1,329,517
Less accumulated depreciation	(621,528)	(556,601)
Property and equipment, net	865,046	772,916

Goodwill and other intangible assets	3,586,651	2,863,084
Other assets	125,473	129,048

TOTAL ASSETS	$15,747,592	$14,982,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,170,863	$9,202,115
Accrued expenses and other	482,240	422,917
Current portion of long-term debt	392,246	392,089
Deferred income taxes	906,014	837,999
Total current liabilities	10,951,363	10,855,120

Long-term debt, net of current portion	1,483,726	972,863
Other liabilities	382,788	287,830

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 261,574,776 shares and 251,196,264 shares at June 30, 2012, respectively, and 496,522,288 shares and 260,991,439 shares at September 30, 2011, respectively	2,616	4,965
Additional paid-in capital	2,220,775	4,082,978
Retained earnings	1,139,608	4,055,664
Accumulated other comprehensive loss	(43,253)	(50,868)
	3,319,746	8,092,739
Treasury stock, at cost: 10,378,512 shares at June 30, 2012 and 235,530,849 shares at September 30, 2011	(390,031)	(5,225,881)
Total stockholders’ equity	2,929,715	2,866,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,747,592	$14,982,671

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Revenue	$19,769,384	$20,161,022	$60,201,300	$59,809,888
Cost of goods sold	19,080,234	19,507,441	58,223,932	57,888,739
Gross profit	689,150	653,581	1,977,368	1,921,149
Operating expenses:
Distribution, selling, and administrative	332,307	308,806	890,810	882,971
Depreciation	31,370	23,578	84,957	66,758
Amortization	6,934	4,038	17,461	12,246
Employee severance, litigation and other	4,844	—	17,430	—
Operating income	313,695	317,159	966,710	959,174
Other (income) loss	(4,785)	62	(4,917)	(1,747)
Interest expense, net	24,686	18,605	71,183	56,805
Income before income taxes	293,794	298,492	900,444	904,116
Income taxes	112,523	114,073	344,952	344,816
Net income	$181,271	$184,419	$555,492	$559,300

Earnings per share:
Basic	$0.72	$0.67	$2.17	$2.04
Diluted	$0.71	$0.66	$2.13	$2.00

Weighted average common shares outstanding:
Basic	252,116	273,492	256,260	274,484
Diluted	255,725	279,015	260,404	279,837

Cash dividends declared per share of common stock	$0.13	$0.115	$0.39	$0.315

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
(in thousands)	2012	2011

OPERATING ACTIVITIES
Net income	$555,492	$559,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	94,831	76,397
Amortization, including amounts charged to interest expense	21,494	15,865
Provision for doubtful accounts	23,724	27,729
Provision for deferred income taxes	37,949	122,233
Share-based compensation	18,943	21,608
Loss on disposal of property and equipment	—	584
Other	(3,858)	3,747
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	100,821	(93,630)
Merchandise inventories	53,428	55,899
Prepaid expenses and other assets	14,038	(2,431)
Accounts payable, accrued expenses, and income taxes	(144,773)	26,593
Other liabilities	(12,034)	(6,049)
NET CASH PROVIDED BY OPERATING ACTIVITIES	760,055	807,845

INVESTING ACTIVITIES
Capital expenditures	(127,603)	(127,473)
Cost of acquired companies, net of cash acquired	(778,755)	—
Other	33	876
NET CASH USED IN INVESTING ACTIVITIES	(906,325)	(126,597)

FINANCING ACTIVITIES
Long-term debt borrowings	499,290	—
Long-term debt repayments	(55,000)	—
Borrowings under revolving and securitization credit facilities	740,412	684,306
Repayments under revolving and securitization credit facilities	(674,899)	(667,105)
Purchases of common stock	(514,258)	(400,253)
Exercises of stock options, including excess tax benefits of $21,490 and $34,585 in fiscal 2012 and 2011, respectively	91,092	138,130
Cash dividends on common stock	(100,081)	(86,920)
Debt issuance costs and other	(10,528)	(7,135)
NET CASH USED IN FINANCING ACTIVITIES	(23,972)	(338,977)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(170,242)	342,271
Cash and cash equivalents at beginning of period	1,825,990	1,658,182
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,655,748	$2,000,453

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the interim periods ended June 30, 2012 and 2011 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts.

In connection with the acquisition of World Courier Group, Inc. (“World Courier”) during the third quarter of fiscal 2012 (see Note 2 below), the Company concluded that World Courier, a separate operating segment, does not meet the criteria to be aggregated with the AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), and AmerisourceBergen Consulting Services (“ABCS”) operating segments due to the nature of its operations and its different revenue growth rates and operating income margins.  As a result and beginning with this quarterly reporting period, the Company will report the results of its ABDC and ABSG operating segments in the Pharmaceutical Distribution reportable segment.  The results of operations of the World Courier and ABCS operating segments are not significant enough to require separate reportable segment disclosure, and therefore have been included in “Other” for the purpose of reportable segment presentation.  All historical reportable segment information provided in this Form 10-Q has been retroactively adjusted to conform to the current presentation.

Note 2.  Acquisitions

TheraCom, LLC

On November 1, 2011, the Company acquired TheraCom, LLC (“TheraCom”), a subsidiary of CVS Caremark Corporation, for a purchase price of $257.2 million, net of a working capital adjustment.  TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient support services.  TheraCom’s capabilities complement those of the Lash Group, a business unit within ABCS, and significantly increase the size and scope of its consulting services.  TheraCom’s annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products.  During the three and nine months ended June 30, 2012, TheraCom sales to ABDC were $40.2 million and $86.1 million, respectively, which were eliminated from the Company’s consolidated financial statements.

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

World Courier

On April 30, 2012, the Company acquired World Courier for a purchase price of $520 million, subject to a working capital adjustment.  World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.  World Courier further strengthens the Company’s service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America.  It operates in over 50 countries and has approximately 2,500 employees. World Courier’s revenues are estimated to be approximately $500 million in calendar 2012.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.  The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $236.3 million, which was allocated to goodwill.  The Company is in the process of finalizing its fair value estimates for all of the World Courier assets acquired and liabilities assumed, including those related to income taxes.  The estimated fair value of intangible assets acquired of $250.0 million consists of a trade name of $110.5 million, customer relationships of $130.5 million, and software technology of $9.0 million.  The trade name has been determined to have an indefinite life.  The Company is amortizing the estimated fair values of the acquired customer relationships and software technology over the remaining estimated useful lives of 16 years and 5 years, respectively.  Goodwill resulting from the acquisition is not expected to be deductible for income tax purposes.

Pro forma results of operations for the aforementioned acquisitions have not been presented because the effects of revenue and earnings were not material to the consolidated financial statements.

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of June 30, 2012, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $47.4 million ($32.1 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $10.9 million of interest and penalties, which the Company records in income tax expense.  During the nine months ended June 30, 2012, unrecognized tax benefits increased by $1.7 million.  During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $2.9 million.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2012 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2011	$2,447,425	$117,802	$2,565,227
Goodwill recognized in connection with acquisitions (See Note 2)	—	416,159	416,159
Foreign currency translation and other	2,696	899	3,595
Goodwill at June 30, 2012	$2,450,121	$534,860	$2,984,981

Following is a summary of other intangible assets (in thousands):

	June 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles-trade names	$348,322	$—	$348,322	$237,711	$—	$237,711
Finite-lived intangibles:
Customer relationships	305,771	(86,754)	219,017	117,540	(73,987)	43,553
Other	69,906	(35,575)	34,331	47,304	(30,711)	16,593
Total other intangible assets	$723,999	$(122,329)	$601,670	$402,555	$(104,698)	$297,857

Amortization expense for other intangible assets was $17.5 million and $12.2 million in the nine months ended June 30, 2012 and 2011, respectively.  Amortization expense for other intangible assets is estimated to be $25.2 million in fiscal 2012, $29.5 million in fiscal 2013, $26.9 million in fiscal 2014, $22.7 million in fiscal 2015, $21.9 million in fiscal 2016, and $144.6 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Debt

Debt consisted of the following (in thousands):

	June 30,	September 30,
	2012	2011

Blanco revolving credit facility	$—	$55,000
Receivables securitization facility due 2014	—	—
Multi-currency revolving credit facility at 2.29% and 2.48%, respectively, due 2016	87,940	21,851
$392,326, 5 5/8% senior notes due 2012	392,246	392,000
$500,000, 5 7/8% senior notes due 2015	499,035	498,822
$400,000, 4 7/8% senior notes due 2019	397,414	397,190
$500,000, 3 1/2% senior notes due 2021	499,337	—
Other	—	89
Total debt	1,875,972	1,364,952
Less current portion	392,246	392,089
Total, net of current portion	$1,483,726	$972,863

In February 2012, the Company repaid the borrowings under the Blanco Credit Facility, which was terminated.

The Company has a multi-currency senior unsecured revolving credit facility for $700 million, which was scheduled to expire in March 2015 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  In October 2011, the Company entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016.  The amendment also reduced the Company’s borrowing rates and facility fees.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2012).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at June 30, 2012).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

On October 31, 2011, the Company established a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at June 30, 2012.

The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in April 2014.  In October 2011, the Company entered into an amendment to the Receivables Securitization Facility to extend the maturity date to October 2014.  The amendment also reduced the Company’s borrowing rates.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility.  At June 30, 2012,

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

there were no borrowings outstanding under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

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

All of the senior notes and the Multi-Currency Revolving Credit Facility were previously guaranteed on a joint and several basis by certain of the Company’s subsidiaries, which were known as the guarantor subsidiaries.  On June 29, 2012, in accordance with the terms of the documents governing the underlying obligations, each of the guarantor subsidiaries was released from its obligations under its guarantee of the senior notes and the Multi-Currency Revolving Credit Facility.  As a result, beginning with this quarterly reporting period, the Company no longer discloses selected consolidating financial statements of its parent and its guarantor and non-guarantor subsidiaries.

Note 6.  Stockholders’ Equity and Earnings per Share

The following table illustrates comprehensive income for the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$181,271	$184,419	$555,492	$559,300
Foreign currency translation adjustments and other	(5,891)	4,219	7,615	20,048
Comprehensive income	$175,380	$188,638	$563,107	$579,348

In November 2010, the Company’s board of directors increased the quarterly cash dividend by 25% from $0.08 to $0.10 per share.  In May 2011, the Company’s board of directors increased the quarterly cash dividend by 15% to $0.115 per share.  In November 2011, the Company’s board of directors increased the quarterly cash dividend again by 13% to $0.13 per share.

In November 2009, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions.  During the three months ended December 31, 2010, the Company purchased 3.2 million shares for $98.1 million to complete its authorization under this program.

In September 2010, the Company’s board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of common stock, subject to market conditions.  During the nine months ended June 30, 2011, the Company purchased 8.2 million shares for $301.9 million under this program.

In August 2011, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the nine months ended June 30, 2012, the Company purchased 13.4 million shares for $500.0 million to complete its authorization under this program.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2012, the Company’s board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the three months ended June 30, 2012, the Company purchased 0.2 million shares for $5.9 million under this new program.

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

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Weighted average common shares outstanding - basic	252,116	273,492	256,260	274,484
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	3,609	5,523	4,144	5,353
Weighted average common shares outstanding - diluted	255,725	279,015	260,404	279,837

The potentially dilutive stock options that were antidilutive for the three months ended June 30, 2012 and 2011 were 6.4 million and 3.3 million, respectively, and for the nine months ended June 30, 2012 and 2011 were 4.6 million and 1.6 million, respectively.

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

Ontario Ministry of Health and Long-Term Care Civil Rebate Payment Order and Civil Complaint

On April 27, 2009, the Ontario Ministry of Health and Long-Term Care (“OMH”) notified the Company’s Canadian subsidiary, AmerisourceBergen Canada Corporation (“ABCC”), that it had entered a Rebate Payment Order requiring ABCC to pay C$5.8 million to the Ontario Ministry of Finance. OMH maintains that it has reasonable grounds to believe that ABCC accepted rebates, directly or indirectly, in violation of the Ontario Drug Interchangeability and Dispensing Fee Act. OMH at the same time announced similar rebate payment orders against other wholesalers, generic manufacturers, pharmacies, and individuals. ABCC was cooperating fully with OMH prior to the entry of the Order by responding fully to requests for information and/or documents and will continue to cooperate. ABCC filed an appeal of the Order pursuant to OMH procedures in May 2009. In addition, on the same day that the Order was issued, OMH notified ABCC that it had filed a civil complaint with Health Canada (department of the Canadian government responsible for national public health) against ABCC for potential violations of the Canadian Food and Drug Act. Health Canada subsequently conducted an audit of ABCC, and ABCC has cooperated fully with Health Canada in the conduct of the audit. The Company has met several times, including most recently in April 2011, with representatives of OMH to present its position on the Rebate Payment Order and continues to engage in discussions with OMH to seek resolution of this matter. Although the Company believes that ABCC has not violated the relevant statutes and regulations and has conducted its business consistent with widespread

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

industry practices, the Company cannot predict the outcome of these matters.

Qui Tam Matter

On October 24, 2011, the Company announced that it had reached a preliminary agreement for a civil settlement (the “Preliminary Settlement”) with the United States Attorney’s Office for the Eastern District of New York (“USAO”), the plaintiff states and the relator (collectively, the “Plaintiffs”) of claims against two of the Company’s business units, ASD Specialty Healthcare, Inc. (“ASD”) and International Nephrology Network (“INN”), who were named, along with Amgen Inc., in a civil case filed under the qui tam provisions of the federal and various state civil False Claims Acts. The civil case was administratively closed after the Preliminary Settlement was reached. The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement with the Plaintiffs, which the Company expects to finalize in 2012. The Company does not expect INN or ASD to admit any liability in connection with the settlement. The Company recorded a $16 million charge in the fiscal year ended September 30, 2011 in connection with the Preliminary Settlement.

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

The Company has learned that there are prior and subsequent filings in one or more federal district courts, including a complaint filed by one of its former employees, that are under seal and involve allegations against the Company (and/or subsidiaries or businesses of the Company, including its group purchasing organization for oncologists and its oncology distribution business) similar to those raised in the District of Massachusetts case. ABSG has also received a subpoena from the USAO requesting production of documents and information relating to ABSG’s Oncology Supply distribution center and pharmacy in Dothan, Alabama, which the Company believes could be related to a qui tam action that remains under seal.  The Company is in the process of responding to the subpoena and is cooperating fully with the USAO. The Preliminary Settlement encompasses resolution of one of these other filings. The Company cannot predict the outcome of any other pending action in which any AmerisourceBergen entity is or may become a defendant.

Subpoena from the United States Attorney’s Office in New Jersey

On May 4, 2012, the Company’s subsidiary, ABDC, received a subpoena from the United States Attorney’s Office in New Jersey (the “USAO”) in connection with a grand jury proceeding requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes.  ABDC also received a subpoena from the Drug Enforcement Administration (“DEA”) in connection with the matter.  In addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request documents concerning specific customers’ purchases of controlled substances.  ABDC is in the process of responding to the subpoenas and is cooperating fully with the USAO and the DEA.  The Company cannot predict the outcome of this matter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

West Virginia Complaint

On June 26, 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed a complaint (the “Complaint”) in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other things, that that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia.  The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances.  West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants’ alleged conduct.  On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. The Company cannot predict the outcome of this matter.

Note 8.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at June 30, 2012 and September 30, 2011 approximate fair value based upon the relatively short-term nature of these financial instruments.  Within cash and cash equivalents, the Company had $684.0 million and $491.1 million of investments in money market accounts as of June 30, 2012 and September 30, 2011, respectively.  The fair values of the money market accounts were determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.  The recorded amount of debt (see Note 5) and the corresponding fair value as of June 30, 2012 were $1,876.0 million and $2,042.6 million, respectively.  The recorded amount of debt and the corresponding fair value as of September 30, 2011 were $1,365.0 million and $1,507.0 million, respectively.  The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

Note 9.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers.  The Company’s operations are comprised of the Pharmaceutical Distribution reportable segment and Other.  The Pharmaceutical Distribution reportable segment consists of the ABDC and ABSG operating segments.  Other consists of the ABCS and World Courier operating segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables illustrate reportable segment information for the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Revenue
	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Pharmaceutical Distribution	$19,372,722	$20,036,062	$59,263,983	$59,466,510
Other	453,701	140,100	1,069,457	383,018
Intersegment eliminations	(57,039)	(15,140)	(132,140)	(39,640)
Revenue	$19,769,384	$20,161,022	$60,201,300	$59,809,888

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Operating Income
	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Pharmaceutical Distribution	$295,296	$304,877	$921,704	$919,920
Other	23,243	12,282	62,436	39,254
Employee severance, litigation and other	(4,844)	—	(17,430)	—
Operating income	313,695	317,159	966,710	959,174
Other (income) loss	(4,785)	62	(4,917)	(1,747)
Interest expense, net	24,686	18,605	71,183	56,805
Income before income taxes	$293,794	$298,492	$900,444	$904,116

Segment operating income is evaluated before employee severance, litigation and other; other (income) loss; and interest expense, net.  All corporate office expenses are allocated to the Pharmaceutical Distribution segment and Other.

Total assets of the Pharmaceutical Distribution segment and Other as of June 30, 2012 were $14,247.2 million and $1,500.4 million, respectively.  Total assets of the Pharmaceutical Distribution segment and Other as of September 30, 2011 were $14,365.8 million and $616.9 million, respectively.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

We are a pharmaceutical services company serving the United States, Canada, and selected global markets.  We provide drug distribution and related healthcare services and solutions to our pharmacy, physician, and manufacturer customers.  We are organized based upon the products and services that we provide to our customers.

On November 1, 2011, we acquired TheraCom, LLC (“TheraCom”), a subsidiary of CVS Caremark Corporation, for a purchase price of $257.2 million, net of a working capital adjustment.  TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient access support services.  TheraCom’s capabilities complement those of the Lash Group, a business unit within AmerisourceBergen Consulting Services, and significantly increase the size and scope of its consulting services.  TheraCom’s annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products.  During the quarter and nine months ended June 30, 2012, TheraCom sales to AmerisourceBergen Drug Corporation were $40.2 million and $86.1 million, respectively, which were eliminated from our consolidated financial statements.

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

In connection with the acquisition of World Courier, we concluded that World Courier, a separate operating segment, does not meet the criteria to be aggregated with our AmerisourceBergen Drug Corporation (“ABDC”), AmerisourceBergen Specialty Group (“ABSG”), and AmerisourceBergen Consulting Services (“ABCS”) operating segments due to the nature of its operations and its different revenue growth rates and operating income margins.  As a result and beginning with this quarterly reporting period, we will report the results of our ABDC and ABSG operating segments in the Pharmaceutical Distribution reportable segment.  The results of operations of our World Courier and ABCS operating segments are not significant enough to require separate reportable segment disclosure, and therefore have been included in “Other” for the purpose of our reportable segment presentation.  All historical reportable segment information provided herein has been retroactively adjusted to conform to our current presentation.  Prior to this quarterly reporting period, the Pharmaceutical Distribution reportable segment represented the operating results of the Company and was comprised of ABDC, ABSG and ABCS.

Additionally, prior to fiscal 2012, the operations of American Health Packaging, Anderson Packaging (“Anderson”) and Brecon Pharmaceuticals Limited (“Brecon”) were included within what was known as the AmerisourceBergen Packaging Group operating segment.  Beginning in fiscal 2012, to increase our operating efficiencies and to better align our operations, the operations of American Health Packaging were combined with the ABDC operating segment and the operations of Anderson and Brecon (now currently referred to as AndersonBrecon) were combined with the ABCS operating segment.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution reportable segment is comprised of two operating segments, which include the operations of ABDC and ABSG.  Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.

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

Other

ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, other market access programs to pharmaceutical and biotechnology manufacturers, and provides contract packaging and clinical trials services for pharmaceutical manufacturers.  World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.

Results of Operations

Revenue

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2012	2011	Change	2012	2011	Change
Pharmaceutical Distribution	$19,372,722	$20,036,062	-3.3%	$59,263,983	$59,466,510	-0.3%
Other	453,701	140,100	223.8%	1,069,457	383,018	179.2%
Intersegment eliminations	(57,039)	(15,140)	276.7%	(132,140)	(39,640)	233.4%
Revenue	$19,769,384	$20,161,022	-1.9%	$60,201,300	$59,809,888	0.7%

Revenue of $19.8 billion in the quarter ended June 30, 2012 decreased 1.9% from the prior year quarter.  The decrease in revenue was due to the 5% revenue decline of ABDC offset, in part, by an 8% increase in ABSG’s revenue.  Revenue of $60.2 billion in the nine months ended June 30, 2012 increased 0.7% from the prior year period as ABSG’s revenue grew 6% and was offset by the 1% revenue decline of ABDC.  Additionally, our recent acquisitions, with TheraCom being the largest contributor, added 1.5% and 1.1% to our revenue growth in the quarter and nine months ended June 30, 2012, respectively.

Pharmaceutical Distribution Segment

ABDC’s revenue decreased 5% and 1% from the prior quarter and nine month period, respectively.  The decline in ABDC’s revenue was primarily due to the increase in use of lower priced generics, including lower sales to its largest customer, and a reduction in chain customer revenue primarily due to the previously announced loss of one of our larger retail customers, the former Long’s Drugs, which was acquired by a customer of one of our competitors and did not renew its contract prior to September 30, 2011.

ABSG’s revenue of $4.2 billion and $12.2 billion in the quarter and nine months ended June 30, 2012 increased 8% and 6%, respectively, from the prior year periods primarily due to the growth in its third-party logistics business and growth in its vaccine and physician office distribution business, which has benefited from sales of a new ophthalmology drug.  Additionally, ABSG’s revenue growth, particularly in the quarter ended June 30, 2012, was partially offset by a decline in sales of certain specialty oncology drugs.  The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.  ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs.  Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower growth or reduced revenues.

We continue to expect our revenue growth in fiscal 2012 to be relatively flat or to grow modestly in comparison to fiscal 2011.  We have experienced and continue to expect a significant number of brand to generic drug conversions in fiscal 2012 and, as mentioned above, one of our larger retail customers was acquired by a customer of one of our competitors and did not renew its contract.  Our expected growth rate reflects U.S. pharmaceutical industry conditions, including changes in prescription drug utilization, the introduction of new products, and higher branded pharmaceutical prices, offset, in part, by the increased use of lower priced generics.  Our growth also may be impacted, among other things, by industry competition and changes in customer mix.  In early April 2012, our largest customer, Medco Health Solutions, Inc. (“Medco”) merged with Express Scripts, Inc. (“Express Scripts”), which is the surviving corporation.  Medco accounted for 19% of our revenue in fiscal 2011 and contributed approximately 5% of our earnings.  We recently signed a three year agreement, effective October 1, 2012, to supply primarily brand pharmaceuticals to Express Scripts.  Annual sales to Express Scripts in fiscal 2013 are estimated to be $18.5 billion and we expect the new agreement will contribute approximately 3% to our earnings.  Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Other

Other revenue increased $313.6 million from the prior year quarter primarily due to the $304.2 million contribution from our TheraCom and World Courier acquisitions.  Other revenue increased $686.4 million from the prior year nine month period primarily due to the $544.9 million contribution from our TheraCom acquisition.

Gross Profit

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2012	2011	Change	2012	2011	Change
Gross profit	$689,150	$653,581	5.4%	$1,977,368	$1,921,149	2.9%

Gross profit in the quarter ended June 30, 2012 increased $35.6 million from the prior year quarter due to the contributions made by our recent acquisitions (primarily World Courier), the solid growth and profitability of our non-specialty generic programs, and brand price increases, all of which were offset in part by the reduced contribution from the sales of certain specialty oncology drugs, as further described below, the decline in revenue, and by competitive pressures on customer margins.  Gross profit in the nine months ended June 30, 2012 increased $56.2 million from the prior year period due to the contributions made by our recent acquisitions (primarily World Courier and TheraCom), the solid growth and profitability of our non-specialty generic programs, and brand price increases, all of which were offset in part by the reduced contribution from the sales of certain specialty oncology drugs, and by competitive pressures on customer margins.  In the quarter and nine months ended June 30, 2012, the gross profit contributions from the sales of Oxaliplatin, Gemcitabine and Docetaxel (all generic oncology drugs) were approximately $55.8 million and $111.4 million lower than the prior year periods, respectively.  We had no sales of Oxaliplatin in our current quarter ended June 30, 2012.  Quantities of Oxaliplatin are not expected to be available until the product is re-launched in mid-August 2012.  Gross profit margins for Oxaliplatin upon the re-launch are expected to be significantly lower than the margin levels in fiscal 2011.  The gross profit contributions from the sales of Oxaliplatin, Gemcitabine and Docetaxel will be significantly lower in fiscal 2012 in comparison to fiscal 2011.  In fiscal 2012, the gross profit decline from the above-mentioned three specialty generic products will be partially offset by the gross profit contribution from over 30 ABDC brand to generic product conversions.  However, there are unique circumstances surrounding the launch of each generic product and the actual gross profit from these launches can differ materially from what we expect.  Additionally, in the nine months ended June 30, 2011, our gross profit was impacted by a non-recurring $12 million benefit in connection with a customer being acquired by a third party.

As a percentage of revenue, our gross profit margin of 3.49% in the quarter ended June 30, 2012 increased by 25 basis points from the prior year quarter.  As a percentage of revenue, our gross profit margin of 3.28% in the nine months ended June 30, 2012 increased by 7 basis points from the prior year period.  The gross profit margin increases were due to the gross profit contributions from our recent acquisitions, primarily World Courier and TheraCom, and the solid growth and profitability of our non-specialty generic programs, both of which were offset by the decline in gross profit relating to the above-mentioned three specialty generic products.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision.  We recorded a LIFO charge of $4.7 million and $11.4 million in the quarters ended June 30, 2012 and 2011, respectively.  Our LIFO charge was $11.4 million and $34.8 million in the nine months ended June 30, 2012 and 2011, respectively.  Our estimated LIFO charge in fiscal 2012 is expected to be lower than the prior fiscal year charge due to expected greater generic price deflation, as the exclusivity period for certain large volume generic drugs expire.  The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Operating Expenses

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2012	2011	Change	2012	2011	Change
Distribution, selling and administrative	$332,307	$308,806	7.6%	$890,810	$882,971	0.9%
Depreciation and amortization	38,304	27,616	38.7%	102,418	79,004	29.6%
Employee severance, litigation and other	4,844	—		17,430	—
Total operating expenses	$375,455	$336,422	11.6%	$1,010,658	$961,975	5.1%

Distribution, selling and administrative expenses in the quarter ended June 30, 2012 increased 7.6% due to approximately $45 million of operating costs related to our recently acquired companies and was partially offset by a reduction in employee compensation and benefit costs and a decrease in consulting expenses within our Pharmaceutical Distribution segment.  Distribution, selling and administrative expenses in the nine months ended June 30, 2012 increased 0.9% due to the operating costs relating to our recently acquired companies and was substantially offset by a reduction in employee compensation and benefit costs and a decrease in consulting expenses within our Pharmaceutical Distribution segment.

Depreciation expense increased from the prior year periods primarily due to the implementation of our new ERP system.  Amortization expense increased from the prior year periods primarily due to the newly acquired intangible assets resulting from the TheraCom and World Courier acquisitions.

Employee severance, litigation and other for the quarter ended June 30, 2012 included $0.7 million of employee severance costs and $4.1 million of acquisition costs related to business combinations.  Employee severance, litigation and other for the nine months ended June 30, 2012 included $6.8 million of employee severance costs and $10.6 million of acquisition costs related to business combinations.

As a percentage of revenue, operating expenses were 1.90% in the quarter ended June 30, 2012, an increase of 23 basis points from the prior year quarter.  This increase was primarily due to our recent acquisitions.  For the Pharmaceutical Distribution segment, as a percentage of revenue, operating expenses were down 3 basis points from the prior year quarter.  As a percentage of revenue, operating expenses were 1.68% in the nine months ended June 30, 2012, up 7 basis points from the prior nine month period.  For the Pharmaceutical Distribution segment, as a percentage of revenue, operating expenses were down 6 basis points from the prior nine month period.

Operating Income

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2012	2011	Change	2012	2011	Change
Pharmaceutical Distribution	$295,296	$304,877	-3.1%	$921,704	$919,920	0.2%
Other	23,243	12,282	89.2%	62,436	39,254	59.1%
Employee severance, litigation and other	(4,844)	—		(17,430)	—
Operating income	$313,695	$317,159	-1.1%	$966,710	$959,174	0.8%

Segment operating income is evaluated before employee severance, litigation and other.

Pharmaceutical Distribution operating income decreased $9.6 million from the prior year quarter due to the decrease in its gross profit, offset in part by a decrease in its operating expenses.  Other operating income increased $11.0 million and $23.2 million from the prior year quarter and nine month periods due to the contributions made by our recent acquisitions, primarily TheraCom and World Courier.  Excluding acquisition-related costs, TheraCom and World Courier collectively contributed $7.5 million and $15.1 million to Other operating income for the quarter and nine months ended June 30, 2012, respectively.

Other income of $4.8 million and $4.9 million in the quarter and nine months ended June 30, 2012, respectively, included a $5.3 million gain relating to amounts accrued on a note receivable in connection with a prior business disposition.  Other income of $1.7 million in the nine months ended June 30, 2011 included a $1.9 million gain resulting from payments received in excess of amounts accrued on a note receivable relating to a prior business disposition.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended June 30, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$25,232	4.73%	$19,355	5.31%
Interest income	(546)	0.22%	(750)	0.17%
Interest expense, net	$24,686		$18,605

Interest expense increased from the prior year quarter due to an increase of $586.8 million in average borrowings, primarily due to the November 2011 issuance of our new $500 million 3½% senior notes due 2021, as described further within Liquidity and Capital Resources.  In addition, interest costs capitalized relating to our Business Transformation project (which involves the implementation of our new enterprise resource planning platform) of $1.1 million in the quarter ended June 30, 2011, had the effect of reducing interest expense for that period.

Interest expense, interest income, and the respective weighted average interest rates in the nine months ended June 30, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$72,605	4.82%	$58,718	5.33%
Interest income	(1,422)	0.21%	(1,913)	0.19%
Interest expense, net	$71,183		$56,805

Interest expense increased from the prior nine-month period due to an increase of $473.8 million in average borrowings, primarily due to the November 2011 issuance of our new $500 million 3 ½% senior notes due 2021.  In addition, interest costs capitalized relating to our Business Transformation project of $0.5 million and $3.1 million in the nine months ended June 30, 2012 and 2011, respectively, had the effect of reducing interest expense for those periods.  Our average invested cash was $1.7 billion and $1.3 billion during the nine months ended June 30, 2012 and 2011, respectively.  Despite the increase in our average invested cash, interest income was lower in our current year period due to an increase in the amount of cash held in non-interest bearing cash accounts.  Cash held in these accounts partially offset bank fees.  As previously disclosed, we expect our interest expense to be significantly higher in fiscal 2012 than fiscal 2011 due to the issuance of the above mentioned notes.

Income taxes in the quarter ended June 30, 2012 reflect an effective income tax rate of 38.3%, compared to 38.2% in the prior year quarter.  Income taxes in the nine months ended June 30, 2012 reflect an effective income tax rate of 38.3%, compared to 38.1% in the prior year period.  We continue to expect that our ongoing effective tax rate will be approximately 38.4%.

Net income of $181.3 million in the quarter ended June 30, 2012 decreased 2% from the prior year quarter.  Diluted earnings per share of $0.71 in the quarter ended June 30, 2012 increased 8% from $0.66 per share in the prior year quarter.  Net income of $555.5 million in the nine months ended June 30, 2012 decreased 1% from the prior year period.  Diluted earnings per share of $2.13 in the nine months ended June 30, 2012 increased 7% from $2.00 in the prior year period.  The differences between diluted earnings per share growth and the changes in net income for the quarter and nine months ended June 30, 2012 were due to the 8% and 7% reduction, respectively, in weighted average common shares outstanding, primarily from purchases of our common stock, net of the impact of stock option exercises.

Liquidity and Capital Resources

The following table illustrates our debt structure at June 30, 2012, including availability under the multi-currency revolving credit facility and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$392,326, 5 5/8% senior notes due 2012	$392,246	$—
$500,000, 5 7/8% senior notes due 2015	499,035	—
$400,000, 4 7/8% senior notes due 2019	397,414	—
$500,000, 3 1/2% senior notes due 2021	499,337	—
Total fixed-rate debt	1,788,032	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2016	87,940	601,191
Receivables securitization facility due 2014	—	700,000
Other	—	1,571
Total variable-rate debt	87,940	1,302,762
Total debt, including current portion	$1,875,972	$1,302,762

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

We have a $700 million multi-currency senior unsecured revolving credit facility, which was scheduled to expire in March 2015, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In October 2011, we entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016. The amendment also reduced our borrowing rates and facility fees. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2012). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at June 30, 2012). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

On October 31, 2011, we established a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at June 30, 2012.

We have a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in April 2014. In October 2011, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to October 2014. The amendment also reduced our borrowing rates. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We currently pay an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At June 30, 2012, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

We have $392.3 million of 5 5/8% senior notes due September 15, 2012 (the “2012 Notes”), $500 million of 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), and $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”). Interest on the 2012 Notes, the 2015 Notes, and the 2019 Notes is payable semiannually in arrears. All of the senior notes rank pari passu to the Multi-Currency Revolving Credit Facility.  All of the senior notes and the Multi-Currency Revolving Credit Facility were previously guaranteed on a joint and several basis by certain of the Company’s subsidiaries, which were known as the guarantor subsidiaries.  On June 29, 2012, in accordance with the terms of the documents governing the underlying obligations, each of the guarantor subsidiaries was released from its obligations under its guarantee of the senior notes and the Multi-Currency Revolving Credit Facility.

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

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities.  In August 2011, our board of directors approved a program allowing us to purchase up to $750 million of our outstanding shares of common stock, subject to market conditions.  During the nine months ended June 30, 2012, we purchased $500.0 million of our common stock to complete our availability remaining on the $750 million share repurchase program.  Additionally, we paid $8.0 million in October 2011 to settle purchases of our common stock made on September 29, 2011.  On May 10, 2012, our board of directors approved a new program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the quarter ended June 30, 2012, we purchased $5.9 million of our common stock under the new $750 million share repurchase program.  As of June 30, 2012, we had $744.1 million of availability remaining on the $750 million share repurchase program.  Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

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

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  At June 30, 2012, we had $87.9 million of variable-rate debt outstanding.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at June 30, 2012.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $1.7 billion in cash and cash equivalents at June 30, 2012, of which $0.7 billion was invested in money market accounts at financial institutions.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

At any point in time, a portion of our cash invested in money market accounts at financial institutions may hold short-term fixed income investments issued by non-United States companies and/or foreign governments.  Our investments in these accounts could be impacted by market fluctuations, if any, caused by a sovereign debt default.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the U.K. Pound Sterling, and the Euro.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.  Such contracts generally have durations of less than one year.  We had no foreign currency denominated forward contracts at June 30, 2012.  We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at June 30, 2012 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$2,317,706	$472,300	$137,880	$680,026	$1,027,500
Operating leases	322,335	54,813	98,413	71,067	98,042
Other commitments	233,142	162,042	70,092	1,008	—
Total	$2,873,183	$689,155	$306,385	$752,101	$1,125,542

We have commitments to purchase product from influenza vaccine manufacturers for the 2012/2013 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $58.6 million as of June 30, 2012.  These influenza vaccine commitments are included in “Other commitments” in the above table.

We have commitments to purchase blood plasma products from suppliers through December 31, 2012.  We are required to purchase quantities at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $59.4 million as of June 30, 2012.  These blood product commitments are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new enterprise resource planning (“ERP”) system.  The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $98.2 million as of June 30, 2012, of which $36.3 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above contractual obligations table.

Our liability for uncertain tax positions was $47.4 million (including interest and penalties) as of June 30, 2012.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the nine months ended June 30, 2012, our operating activities provided $760.1 million of cash in comparison to cash provided of $807.8 million in the prior year period.  Cash provided by operations during the nine months ended June 30, 2012 was principally the result of net income of $555.5 million, non-cash items of $193.1 million, a decrease in accounts receivable of $100.8 million, and a decrease in merchandise inventories of $53.4 million, offset, in part, by a decrease in accounts payable, accrued expenses and income taxes of $144.8 million.  Non-cash items included the provision for deferred income taxes of $37.9 million, which represented an $84.3 million decline from the prior year period.  Deferred income taxes were significantly higher in the prior year period due to the larger income tax deductions associated with merchandise inventories and tax bonus depreciation resulting from our Business Transformation capital expenditures.  Accounts receivable declined from September 30, 2011, reflecting timing of customer purchases and payments as of June 30, 2012.  Merchandise inventories decreased from the September 30, 2011 balance even though the average number of inventory days on hand in the nine months ended June 30, 2012 increased approximately one day from the prior year period.  The decrease in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.

	Quarter ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Days sales outstanding	18.5	17.0	18.1	17.2
Days inventory on hand	26.2	24.2	25.8	24.6
Days payable outstanding	43.1	40.1	42.1	39.0

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  Currently, we expect cash from operating activities in fiscal 2012 to be between $1.0 billion and $1.1 billion.  Operating cash uses during the nine months ended June 30, 2012 included $57.3 million of interest payments and $216.1 million of income tax payments, net of refunds.

During the nine months ended June 30, 2011, our operating activities provided $807.8 million of cash. Cash provided by operations during the nine months ended June 30, 2011 was principally the result of net income of $559.3 million, non-cash items of $268.2 million, a decrease in merchandise inventories of $55.9 million, and an increase in accounts payable, accrued expenses and income taxes of $26.6 million, offset, in part, by an increase in accounts receivable of $93.6 million. Non-cash items included the provision for deferred income taxes of $122.2 million, which represented an increase of $61.5 million from the prior year nine-month period and was primarily attributable to tax bonus depreciation resulting from our Business Transformation capital expenditures. Merchandise inventories decreased slightly from the September 30, 2010 balance while the average number of inventory days on hand in the nine months ended June 30, 2011 decreased approximately one-half of one day from the prior year period. The average number of days payable outstanding in the nine months ended June 30, 2011 decreased approximately one-half of one day from the prior year period. Although accounts receivable increased from September 30, 2010, the average number of days sales outstanding during the quarter and nine months ended June 30, 2011 was relatively consistent to the prior year periods. Operating cash uses during the nine months ended June 30, 2011 included $47.5 million of interest payments and $184.9 million of income tax payments, net of refunds.

Capital expenditures for the nine months ended June 30, 2012 and 2011 were $127.6 million and $127.5 million, respectively.  Significant capital expenditures in the nine months ended June 30, 2012 and 2011 related to our Business Transformation project, which includes a new ERP system for our corporate office and for our ABDC operations, ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us, and other technology initiatives.

Significant capital expenditures in the nine months ended June 30, 2012 also included investments to expand our infrastructure in Canada, and other ABDC and ABCS facility expansions and improvements.  We expect to spend approximately $200 million for capital expenditures during fiscal 2012.

On April 30 2012, we acquired World Courier for a purchase price of $520 million, subject to a working capital adjustment.  In November 2011, we acquired TheraCom for a purchase price of $257.2 million, net of a working capital adjustment.  Additionally, we finalized working capital adjustments relating to our September 2011 acquisitions of IntrinsiQ, LLC and Premier Source totaling $0.5 million, net.

In November 2011, we issued our 2021 Notes for net proceeds of $494.8 million.  We used the net proceeds of the 2021 Notes for general corporate purposes.  In February 2012, we repaid the $55 million of borrowings under our Blanco revolving credit facility, which was due to expire in April 2012.

During the nine months ended June 30, 2012 and 2011, we paid $514.3 million and $400.3 million, respectively, for purchases of our common stock shares.

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances.  Actual results may vary materially from the expectations contained in the forward-looking statements.  The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements:  changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to continue to implement an enterprise resource planning (ERP) system to handle business and financial processes and transactions (including processes and transactions related to our customers and suppliers) of AmerisourceBergen Drug Corporation operations as intended without functional problems, unanticipated delays and/or cost overruns; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; economic, business, competitive and/or regulatory developments outside of the United States; changes and/or potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2012 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 7 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	2,659,261	$37.84	2,654,293	$79,070,531
May 1 to May 31	2,228,666	$36.35	2,228,666	$748,048,936
June 1 to June 30	110,470	$36.18	110,470	$744,051,656
Total	4,998,397		4,993,429

a)                                      In August 2011, the Company announced a new program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the nine months ended June 30, 2012, the Company purchased 13.4 million shares under this program for $500.0 million.

b)                                     In May 2012, the Company announced a new program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the three months ended June 30, 2012, the Company purchased 0.2 million shares under this program for $5.9 million.

ITEM 6.  Exhibits

(a)          Exhibits:

10.1	Separation and General Release Agreement, dated April 2, 2012, between the Registrant and Michael D. DiCandilo

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 9, 2012	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

August 9, 2012	/s/ Tim G. Guttman
Tim G. Guttman
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Separation and General Release Agreement, dated April 2, 2012, between the Registrant and Michael D. DiCandilo

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Statements.