Form 10-K
period 2012-09-30
AMERISOURCEBERGEN CORP
filed 2012-11-27
CIK 1140859

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

          The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2012 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2012 was $8,478,792,561.

          The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2012 was 235,475,712.

Documents Incorporated by Reference

          Portions of the following document are incorporated by reference in the Part of this report indicated below:

          Part III — Registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART I

ITEM 1.    BUSINESS

         As used herein, the terms "Company," "AmerisourceBergen," "we," "us," or "our" refer to AmerisourceBergen Corporation, a Delaware corporation.

         AmerisourceBergen Corporation is one of the world's largest pharmaceutical services companies serving the United States, Canada, and selected global markets. Servicing both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel, we provide drug distribution and related services designed to reduce costs and improve patient outcomes. More specifically, we distribute a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products), generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers located in the United States, Canada and selected global markets, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical and dialysis clinics, physicians and physician group practices, long-term care and other alternate site pharmacies, and other customers. We also provide pharmacy services to certain specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including pharmacy automation, inventory management, reimbursement and pharmaceutical consulting services, logistics services, and pharmacy management.

Industry Overview

         Pharmaceutical sales in the United States, as recently estimated by IMS Healthcare, Inc. ("IMS"), an independent third party provider of information to the pharmaceutical and healthcare industry, are expected to grow approximately 1% to 4% annually through 2016. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market.

         In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States, and other industry trends, include:

         Aging Population. The number of individuals age 65 and over in the United States is expected to exceed 48 million by 2016 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.

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

         Increased Use of Generic Pharmaceuticals. A significant number of patents for widely used brand-name pharmaceutical products will expire during the next several years. During our fiscal 2012, there were over 30 brand-name to generic conversions. In addition, increased emphasis by managed care and other third party payors on utilization of generics has accelerated their growth. We consider the increase in generic usage a favorable trend because generic pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth. Generic pharmaceuticals currently account for approximately 80% of the prescription volume in the United States.

         Increased Use of Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe drug therapy has had a beneficial impact on healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for approximately 12% of overall healthcare costs. Pharmaceutical manufacturers' continued emphasis on research and development is expected to result in the continuing introduction of cost-effective drug therapies and new uses for existing drug therapies.

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

The Company

         We currently serve our customers (healthcare providers, pharmaceutical manufacturers, and certain specialty drug patients) through a geographically diverse network of distribution service centers and other operations in the United States, Canada, and selected global markets. In our pharmaceutical distribution business, we are typically the primary source of supply of pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allows them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.

Strategy

         Our business strategy is focused on the pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, and physicians) and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

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

    With the rapid growth of generic pharmaceuticals in the U.S. market, we have introduced strategies to enhance our position in the generic marketplace. We source generics globally, offer a value-added generic formulary program to our healthcare provider customers, and monitor our customers' compliance with our generics program. We also provide data and other valuable services to our generic manufacturing customers.

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

    Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; Good Neighbor Pharmacy Provider Network®, our managed care network, which connects our retail pharmacy customers to payor plans throughout the country and is the fourth-largest in the U.S.; generic product purchasing services; hospital pharmacy consulting designed to improve operational efficiencies; and packaging solutions for institutional and retail healthcare providers.

    In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our strategic growth plans.

  •
  Optimize and Grow Our Specialty Distribution and Service Businesses.  Representing $16.4 billion in revenue in fiscal 2012, our specialty pharmaceuticals business has a significant presence in this growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians and other healthcare providers, including dialysis clinics, our specialty pharmaceuticals business is a well-developed platform for growth. We are the leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We also distribute plasma and other blood products, injectible pharmaceuticals and vaccines. Additionally, we are well-positioned to service and support many of the new biotechnology therapies that will be coming to market in the near future.

    The September 2011 acquisition of IntrinsiQ, LLC ("IntrinsiQ") enhanced our proprietary data offerings to both physicians and manufacturers. IntrinsiQ is a leading provider of informatics solutions that help community oncologists make treatment decisions for their patients. We continue to seek opportunities to expand our offerings in specialty distribution and services.

  •
  Optimize and Grow Our Consulting and Other Services.  Our consulting service businesses help pharmaceutical and biotechnology manufacturers commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies in supporting access to branded drugs. We also provide outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical companies. Additionally, we also provide clinical trial services for pharmaceutical and biotechnology manufacturers.

    The September 2011 acquisition of Premier Source complements our consulting and reimbursement services. Premier Source is a provider of consulting and reimbursement services to medical device, pharmaceutical, molecular diagnostic, and biotechnology manufacturers, as well as other health services companies.

    On November 1, 2011, we acquired TheraCom, LLC ("TheraCom"), which significantly increases the size and scope of our consulting services. TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, including reimbursement and patient access support services. TheraCom's capabilities complement those of the Lash Group, which is part of AmerisourceBergen Consulting Services.

    On April 30, 2012, we acquired World Courier Group, Inc. ("World Courier"), which is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens our service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America. We continue to seek opportunities to expand our offerings in consulting and other services.

  •
  Divestitures.  In order to allow us to concentrate on our strategic focus areas of pharmaceutical distribution and related services and specialty pharmaceutical distribution and related services, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.

    As of September 30, 2012, we committed to a plan to divest our contract packaging and clinical trials services business in the United States and United Kingdom. This business had revenue of $230.9 million and net income of $10.8 million in fiscal 2012.

Operations

         Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2012 are comprised of the Pharmaceutical Distribution reportable segment and Other. Other consists of the AmerisourceBergen Consulting Services ("ABCS") and World Courier operating segments.

    Pharmaceutical Distribution Segment

         The Pharmaceutical Distribution reportable segment is comprised of two operating segments, which include the operations of AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment's operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.

         ABDC distributes a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and other consulting services; scalable automated pharmacy dispensing equipment; medication and supply dispensing cabinets; and supply management software to a variety of retail and institutional healthcare providers. Additionally, ABDC delivers packaging solutions to institutional and retail healthcare providers.

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

         Our use of the term "specialty" and "specialty pharmaceutical products" refers to drugs used to treat complex diseases, such as cancer, diabetes, and multiple sclerosis. Specialty pharmaceutical products are part of complex treatment regimens for serious conditions and diseases that generally require ongoing clinical monitoring. We believe the terms "specialty" and "specialty pharmaceutical products" are used consistently by industry participants and our competitors. However, we cannot be certain that other distributors of specialty products define these and other similar terms in exactly the same manner as we do.

    Other

         ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. As of September 30, 2012, we committed to a plan to divest AndersonBrecon, which was previously included in Other; therefore, its operations are classified as discontinued operations for all periods presented.

         Sales and Marketing. The majority of ABDC's sales force is organized regionally and specialized by either healthcare provider type or size. Customer service representatives are located in distribution facilities in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. ABDC's national marketing organization designs and develops business management solutions for AmerisourceBergen healthcare provider customers. Tailored to specific groups, these programs can be further customized at the business unit or distribution facility level to adapt to local market conditions. ABDC's sales and marketing organization also serves national account customers through close coordination with local distribution centers and ensures that our customers are receiving service offerings that meet their needs. Our other operating segments each have independent sales forces and marketing organizations that specialize in their respective product and service offerings. In addition, we have a corporate marketing group that coordinates branding and other marketing activities across the Company.

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

         In fiscal 2012, our largest customer, Medco Health Solutions, Inc. ("Medco") was acquired by Express Scripts, Inc. ("Express Scripts"). Medco accounted for 17% of our revenue in fiscal 2012. We recently signed a three year agreement, effective October 1, 2012, to supply primarily brand-name pharmaceuticals to Express Scripts. Our next largest customer accounted for 6% of our fiscal 2012 revenue. Our top 10 customers represented approximately 41% of fiscal 2012 revenue. In addition, we have contracts with group purchasing organizations ("GPOs"), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 11% of our revenue in fiscal 2012 was derived from our three largest GPO relationships. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations.

         Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 8% or more of our purchases in fiscal 2012. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are good. The 10 largest suppliers in fiscal 2012 accounted for approximately 50% of our purchases.

         Information Systems. ABDC operates its full-service wholesale pharmaceutical distribution facilities in the U.S. on a centralized enterprise resource planning ("ERP") system. ABDC's ERP system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. ABDC's systems are intended to strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the basic and value-added services offered to our customers, including marketing, product demand data, inventory replenishment, single-source billing, third party claims processing, computer price updates and price labels.

         ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. ABDC has a warehouse operating system, which is used to account for the majority of ABDC's transactional volume. The warehouse operating system has improved ABDC's productivity and operating leverage. ABDC will continue to invest in advanced information systems and automated warehouse technology.

         A significant portion of our information technology activities relating to ABDC and our corporate functions are outsourced to IBM Global Services and other third party service providers.

         In an effort to continue to make system investments to further improve our information technology capabilities and meet our future customer and operational needs, we began to make significant investments in fiscal 2008 relating to our Business Transformation project that includes a new ERP system. The ERP system includes the development and implementation of integrated processes to enhance our business practices and lower costs. Since October 2010, the majority of our corporate and administrative functions have been operating on our new ERP system. Additionally, twenty-two of our twenty-six ABDC distribution facilities have implemented and are using PassPort, our new web-based customer facing application with enhanced ordering and product catalog features. We expect to continue the implementation of the ERP system, including PassPort, and as a result, expect to continue to make investments in our Business Transformation project.

         ABSG operates the majority of its business on its own common, centralized ERP system resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities.

Competition

         We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. Our largest national competitors are Cardinal Health, Inc. ("Cardinal") and McKesson Corporation ("McKesson"). ABDC competes with both Cardinal and McKesson, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG's operating businesses face competition from a variety of competitors, including McKesson, Cardinal, FFF Enterprises, Henry Schein, Inc., and UPS Logistics, among others. Our Consulting and World Courier businesses also face competition from a variety of competitors. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

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

Employees

         As of September 30, 2012, we had approximately 14,500 employees, of which approximately 13,400 were full-time employees. Of the total number of employees, approximately 1,400 are employees of AndersonBrecon. Approximately 3% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

Government Regulation

         We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies.

         The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA") and various state regulatory authorities regulate the purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances must hold valid DEA licenses, meet various security and operating standards and comply with regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers from distributing controlled substances, seize or recall products and impose significant criminal, civil and administrative sanctions. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical wholesale distribution requirements needed to conduct our operations.

         We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statute. The anti-kickback statute prohibits persons from soliciting, offering, receiving or paying any remuneration in order to induce the purchasing, leasing or ordering, induce a referral to purchase, lease or order, or arrange for or recommend purchasing, leasing or ordering items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The fraud and abuse laws and regulations are broad in scope and are subject to frequent and varied interpretation.

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

         At the federal level, final regulations issued pursuant to the Prescription Drug Marketing Act became effective in December 2006. These FDA regulations impose pedigree and other chain of custody requirements that increase our costs and/or burden of selling to other pharmaceutical distributors and handling product returns. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies to secure the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace and/or authentication technologies that leverage data carriers applied by the manufacturer to the sellable units and cases. The FDA is also required to develop a standardized numerical identifier ("SNI"), which would be coded into the data carrier applied by the manufacturer. In March 2010, the FDA issued guidance regarding the development of SNIs for prescription drug packages in which the FDA identified package-level SNIs, as an initial step in the FDA's development and implementation of additional measures to secure the drug supply chain.

         Federal insurance and health care reform legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance coverage to more than 30 million uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. When fully implemented, these provisions are expected to increase the number of people in the United States who have insurance coverage for at least a portion of their prescription drug costs. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. In addition, among other things, the Affordable Care Act changed the formula for federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to no less than 175% of the weighted average manufacturer price. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates.

         As a result of political, economic and regulatory influences, scrutiny of the healthcare delivery system in the United States can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the delivery or pricing of pharmaceutical products, as well as additional changes to the structure of the present healthcare delivery system. For instance, the Budget Control Act of 2011 established a Congressional committee charged with identifying $1.5 trillion in deficit reduction provisions, which could include reductions in Medicare and/or Medicaid spending. The Budget Control Act of 2011 also provided for automatic federal spending cuts of $1.2 trillion in January 2012, a process known as sequestration, if Congress failed to adopt legislation meeting federal deficit reduction targets by January 2012. Reductions in payments to Medicare providers under this process would be capped at 2%; there would be no reduction in Medicaid payments. The Committee did not meet the statutory deadline for producing deficit reduction legislation and; therefore, sequestration will be triggered in January 2013, unless Congress and the White House are able to reach agreement on deficit reduction items before that time. Any future reductions in Medicare reimbursement rates could negatively impact our customers' businesses and their ability to continue to purchase drugs from us. We cannot predict what additional initiatives, if any, will be adopted, when they may be adopted, or what impact they may have on us.

         The costs, burdens, and/or impacts of complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our results of operations and financial condition.

         In addition, in recent years, the Canadian healthcare industry has undergone significant changes as a result of legislative and regulatory efforts to reduce costs and government spending. In 2006, the Ontario government enacted the Transparent Drug System for Patients Act, which significantly revised the drug distribution system in Ontario. In 2010, the Ontario government reformed regulations governing the sale of generic drugs in the province to reduce costs for taxpayers. These changes lowered the prices for generic pharmaceuticals in both the public (government-sponsored plans) and private markets and eliminated professional allowances paid to pharmacists. These regulatory changes in Ontario and ongoing efforts elsewhere in Canada to reduce reimbursement for pharmaceuticals impact our Canadian customers and our Canadian drug distribution businesses.

         See "Risk Factors" below for a discussion of additional regulatory developments that may affect our results of operations and financial condition.

Health Information and Personal Practices

         The Health Information Portability and Accountability Act of 1996 ("HIPAA") and its accompanying federal regulations set forth health information standards in order to protect security and privacy in the exchange of individually identifiable health information. In addition, our operations, depending on their location, may be subject to state or foreign regulations affecting personal data protection and the manner in which information services or products are provided. Significant criminal and civil penalties may be imposed for violation of HIPAA standards and other such laws. We have a HIPAA compliance program to facilitate our ongoing effort to comply with the HIPAA regulations.

         Enacted in 2009, the American Recovery and Reinvestment Act ("ARRA") strengthens federal privacy and security provisions to protect personally-identifiable health information. A section of the ARRA known as the Health Information Technology for Economic and Clinical Health Act ("HITECH Act") strengthened certain aspects of the HIPAA privacy and security rules, imposed new notification requirements related to health data security breaches, broadened the rights of the U.S. Department of Health and Human Services ("HHS") to enforce HIPAA, and directed HHS to publish more specific security standards. The new rules have not yet been implemented by HHS.

         Some of our businesses collect, maintain and/or access other sensitive personal information that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA and the HITECH Act. Security and disclosure of personal information is also highly regulated in many other countries in which we operate.

         There can be no assurances that compliance with these requirements (including new HITECH Act requirements, once fully effective) will not impose new costs on our business.

Available Information

         For more information about us, visit our website at www.amerisourcebergen.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through the "Investor Relations" section of our website immediately after we electronically file with or furnish them to the Securities and Exchange Commission and may also be viewed using their website at www.sec.gov.

ITEM 1A.    RISK FACTORS

         The following discussion describes certain risk factors that we believe could affect our business and prospects. These risks factors are in addition to those set forth elsewhere in this report.

     Intense competition as well as industry consolidations may erode our profit margins.

         The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with two national wholesale distributors of pharmaceuticals, Cardinal and McKesson; regional and local distributors of pharmaceuticals; national generic distributors; chain drugstores that warehouse their own pharmaceuticals; manufacturers that distribute their products directly to customers; specialty distributors; and packaging and healthcare technology companies (see "Competition"). Competition continues to increase in specialty distribution and services, where gross margins historically have been higher than in ABDC. Reflecting that increased competition, our two national competitors have continued to expand their footprint in the area of specialty distribution and services. If we were forced by competition to reduce our prices or offer more favorable payment or other terms, our results of operations or liquidity could be adversely affected. In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this trend continues among our customers and suppliers, it could give the resulting enterprises greater bargaining power, which may lead to greater pressure to reduce prices for our products and services.

     Our results of operations continue to be subject to the risks and uncertainties of inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices.

         Certain distribution service agreements that we have entered into with branded pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with a small number of branded manufacturers continue to be solely inflation-based. Less than 10% of our gross profit from brand-name manufacturers continues to be subject to fluctuation based upon the timing and extent of manufacturer price increases. If the frequency or rate of branded pharmaceutical price increases slows, our results of operations could be adversely affected. In addition, we distribute generic pharmaceuticals, which are subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, our results of operations could be adversely affected.

     Declining economic conditions could adversely affect our results of operations and financial condition.

         Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Interest rate fluctuations, financial market volatility or credit market disruptions may also negatively affect our customers' ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions may also increase our costs. If the economic conditions in the United States or in the regions outside the United States where we do business do not improve or deteriorate, our results of operations or financial condition could be adversely affected.

     Our stock price and our ability to access credit markets may be adversely affected by financial market volatility and disruption.

         In recent years, the capital and credit markets have experienced significant volatility and disruption. If the markets experience significant disruption and volatility in the future, there can be no assurance that we will not experience downward movement in our stock price without regard to our financial condition or results of operations or an adverse effect, which may be material, on our ability to access credit generally, and on our business, liquidity, financial condition and results of operations.

     Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer.

         In fiscal 2012, our largest customer, Medco, was acquired by Express Scripts. Medco accounted for 17% of our revenue in fiscal 2012. We recently signed a three year agreement, effective October 1, 2012, to supply primarily brand-name pharmaceuticals to Express Scripts. Our top ten customers represented approximately 41% of fiscal 2012 revenue. We also have contracts with group purchasing organizations ("GPOs"), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 11% of our revenue in fiscal 2012 was derived from our three largest GPO relationships. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows.

     Our revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.

         Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. At September 30, 2012, our two largest trade receivable balances due from customers represented approximately 10% and 5% of accounts receivable, net.

     Our results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant supplier.

         Our relationships with pharmaceutical suppliers, including generic pharmaceutical manufacturers, give rise to substantial amounts that are due to us from the suppliers, including amounts owed to us for returned goods or defective goods, chargebacks, and amounts due to us for services provided to the suppliers. Volatility of the capital and credit markets, general economic conditions, and regulatory changes may adversely affect the solvency or creditworthiness of our suppliers. The bankruptcy, insolvency or other credit failure of any supplier at a time when the supplier has a substantial account payable balance due to us could have a material adverse effect on our results of operations.

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

         At the federal level, final regulations issued pursuant to the Prescription Drug Marketing Act became effective in December 2006. The FDA regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace and/or authentication technologies that leverage data carriers applied by the manufacturer to the sellable units and cases. The FDA is also required to develop a standardized numerical identifier ("SNI"). In March 2010, FDA issued guidance regarding the development of SNIs for prescription drug packages in which the FDA identified package-level SNIs, as an initial step in the FDA's development of additional measures to secure the drug supply chain. The increased costs of complying with these pedigree and other supply chain custody requirements could increase our costs or otherwise significantly affect our results of operations.

     The suspension or revocation by the DEA of any of the registrations that must be in effect for our distribution facilities to purchase, store and distribute controlled substances or the refusal by the DEA to issue a registration to any such facility that requires such registration may adversely affect our reputation, our business and our results of operations.

         The DEA, FDA and various state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substance Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers' licenses to distribute pharmaceutical products (including controlled substances), seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.

     Legal, regulatory and legislative changes reducing reimbursement rates for pharmaceuticals and/or medical treatments or services may adversely affect our business and results of operations.

         Both our business and our customers' businesses may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined.

         Federal insurance and health care reform legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance coverage to more than 30 million uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. When fully implemented, these provisions are expected to increase the number of people in the United States who have insurance coverage for at least a portion of prescription drug costs. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates. Given the scope of the changes made by the Affordable Care Act and the ongoing implementation efforts, we cannot predict the impact of every aspect of the new law on our operations.

         The Affordable Care Act changed the formula for federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average manufacturer price ("AMP"). The Centers for Medicare & Medicaid Services ("CMS") have released for review and comment a draft federal upper limit methodology and draft federal upper limits determined by using that methodology. While the draft federal upper limit prices released to date would represent a significant reduction from the federal upper limits currently in place, the impact of the CMS methodology cannot be determined until finalized. Any reduction in the Medicaid reimbursement rates to our customers for certain multisource pharmaceuticals may indirectly impact the prices that we can charge our customers for multisource pharmaceuticals and cause corresponding declines in our profitability.

         The Affordable Care Act also amends the Medicaid rebate statute to increase minimum Medicaid rebates paid by pharmaceutical manufacturers and make other changes affecting Medicaid rebate amounts. The Affordable Care Act's redefinition of AMP is expected to result, in most instances, in a higher AMP. This higher AMP, coupled with the higher minimum Medicaid rebate percentage, is expected to result in increased Medicaid rebate payments by pharmaceutical manufacturers, which could indirectly impact our business. CMS issued proposed regulations to implement the ACA's provisions regarding Medicaid rebates and Medicaid reimbursement to pharmacies, but the regulations have not been finalized to date. We are currently assessing the potential impact of these provisions on our business. The federal government and state governments could take other actions in the future that impact Medicaid reimbursement and rebate amounts. For example, a number of states have announced plans to use average acquisition cost to reimburse pharmacies for the cost of drugs. There can be no assurance that recent or future changes in prescription drug reimbursement policies will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement and related reporting requirements could adversely affect our results of operations.

         In February 2011, CMS announced that it would be conducting a national survey of pharmacies to create a national database of average actual pharmacy acquisition costs, the results of which states may use to determine state-specific pharmaceutical reimbursement rates. CMS will use pharmacies' invoiced drug acquisition costs as reported in the surveys to calculate the National Average Drug Acquisition Cost ("NADAC"). CMS released its draft methodology for calculating the NADAC in May 2012, and began collecting survey data in June 2012. CMS has not yet released any calculated NADACs. There can be no assurances that state pharmaceutical rates derived from this new survey data will not result in lower Medicaid reimbursement levels or lead to other payers reducing their reimbursement levels that could adversely impact our business.

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

         The Medicare Prescription Drug Improvement and Modernization Act of 2003 significantly expanded Medicare coverage for outpatient prescription drugs through the Medicare Part D program. The Part D Plan program has increased the use of pharmaceuticals in the supply channel, which has a positive impact on our revenues and profitability. There have been additional changes to the Part D program since its enactment. Notably, the Affordable Care Act provides additional assistance to beneficiaries who reach the Part D "coverage gap" (including a manufacturer discount program), mandates additional medication therapy management services and reduces Part D subsidies for certain high-income beneficiaries. CMS continues to issue regulations and other guidance to implement these statutory changes and further refine Medicare Part D program rules. There can be no assurances that recent and future changes to the Part D program will not have an adverse impact on our business.

         The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on health care entities. For instance, the Budget Control Act of 2011 established a Congressional committee charged with identifying $1.5 trillion in deficit reduction provisions, which could include reductions in Medicare and/or Medicaid spending. The Budget Control Act of 2011 also provided for automatic federal spending cuts of $1.2 trillion in January 2013, a process known as sequestration, if Congress failed to adopt legislation meeting federal deficit reduction targets by January 2012. Reductions in payments to Medicare providers under this process would be capped at 2%, while Medicaid would be exempt from such reductions. The Committee did not meet the statutory deadline for producing deficit reduction legislation and; therefore, sequestration will be triggered in January 2013 unless Congress and the White House are able to reach agreement on deficit reduction items before that time. Any future reductions in Medicare reimbursement rates could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare and/or Medicaid payment or policy changes, if adopted, would not have an adverse effect on our business.

     ABSG's business may be adversely affected in the future by the impact of declining reimbursement rates for pharmaceuticals and other economic factors.

         ABSG sells specialty drugs directly to physicians and community oncology practices and provides a number of services to or through physicians. Drugs that are administered in a physician's office, such as drugs that are infused or injected, are typically covered under Medicare Part B. Declining reimbursement rates for Medicare Part B drugs and other economic factors have caused a number of physician practices, including some customers, to move from private practice to hospital settings, where they may purchase their specialty drugs under hospital prime vendor arrangements rather than from specialty distributors like ABSG. This trend may continue due to various factors, including legislative and regulatory requirements that affect how CMS calculates average sales price ("ASP") for Medicare Part B drugs. Because Medicare currently reimburses physicians for Part B drugs at the rate of ASP plus six percent, changes in ASP have reduced and could continue to reduce Medicare reimbursement rates for some Part B drugs. These reductions could accelerate the trend of physician practices moving to or being acquired by hospitals, and could also indirectly impact the prices we can charge our customers for pharmaceuticals and result in corresponding declines in ABSG's profitability. In addition, deficit reduction measures pursuant to the Budget Control Act of 2011 could include reductions in Medicare spending, such as lower reimbursement rates for Medicare Part B drugs. Any future reductions in the rate of reimbursement for drugs covered under Medicare Part B or physician services under Medicare could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare reimbursement or policy changes, if adopted, would not have an adverse effect on our business.

     Changes to the United States healthcare environment may negatively impact our business and our profitability.

         Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare funding affecting our healthcare provider customer base; consolidation of competitors, suppliers and customers; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding at the state or federal level for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued government and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce our profitability.

     If we fail to comply with laws and regulations in respect of healthcare fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.

         We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud and abuse. The federal government continues to strengthen its scrutiny of practices potentially involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse, and these enforcement authorities were further expanded by the Affordable Care Act. While we believe that we are in compliance with all applicable laws and regulations, many of the regulations applicable to us, including those relating to marketing incentives offered in connection with pharmaceutical sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

     The enactment of provincial legislation or regulations in Canada to lower pharmaceutical product pricing and service fees may adversely affect our pharmaceutical distribution business in Canada, including the profitability of that business.

         Consistent with our operations in the United States, our products and services function within the existing regulatory structure of the healthcare system in Canada. The purchase of pharmaceutical products in Canada is funded in part by the provincial governments, which each regulate the financing and reimbursement of drugs independently. In recent years, like the United States, the Canadian healthcare industry has undergone significant changes in an effort to reduce costs and government spending. For example, in 2006, the Ontario government enacted the Transparent Drug System for Patients Act, which significantly revised the drug distribution system in Ontario. On July 1, 2010, the Ontario government finalized regulatory changes to reform the rules regarding the sale of generic drugs in Ontario to reduce costs for taxpayers. These changes include the significant lowering of prices for generic pharmaceuticals in both the public (government-sponsored plans) and private markets and the elimination of professional allowances paid to pharmacists. Changes in generic drug prices also affect the cash values of the percentage mark-ups that may be charged by pharmacies. These reforms may result in lower service fees, cause healthcare industry participants to reduce the amount of products and services they purchase from us or the price they are willing to pay for our products and services. In addition, any fees based on percentage of drug prices will be reduced by any reductions to generic drug prices themselves. Legislation and/or regulations that may lower pharmaceutical product pricing and service fees are reportedly under consideration by some other provinces as well. The legislative changes in Ontario had an immediate impact on Quebec because it requires manufacturers to sell pharmaceuticals to Quebec at the lowest price in Canada. The governments of Alberta and British Columbia have also taken steps to reduce the prices for generic drugs listed on their formularies. We expect continued government and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce our profitability in Canada. Revenue from our Canadian operations in fiscal 2012 was approximately 2% of our consolidated revenue.

     Our business and results of operations could be adversely affected by qui tam litigation.

         Violations of various federal and state laws governing the marketing, sale and purchase of pharmaceutical products can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Among other things, such violations can form the basis for qui tam complaints to be filed. The qui tam provisions of the federal and various state civil False Claims Acts authorize a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. Under False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on government authorities to investigate the allegations and determine whether or not to intervene in the action. Such cases may involve allegations around the marketing, sale, purchase, and/or dispensing of branded pharmaceutical products and wrongdoing in the marketing, sale, purchase and/or dispensing of such products. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. Our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and damages arising from resultant false claims, if government authorities decide to intervene in any such matters and/or we are found liable for all or any portion of violations alleged in any such matters.

         On October 24, 2011, we announced that we had reached a preliminary agreement for a civil settlement (the "Preliminary Settlement") with the United States Attorney's Office for the Eastern District of New York, the plaintiff states and the relator (collectively, the "Plaintiffs") of the claims in a civil case that was filed in the United States District Court for the District of Massachusetts (the "District of Massachusetts case") under the qui tam provisions of the federal and various state civil False Claims Acts against two business units of the Company, which are subsidiaries of AmerisourceBergen Specialty Group: International Nephrology Network ("INN"), a group purchasing organization for nephrologists and nephrology practices, and ASD Specialty Healthcare, Inc. ("ASD"), which is a distributor of pharmaceuticals to physician practices. The relator was a former employee of Amgen, Inc., which was also a defendant in the case. The civil case was administratively closed after the Preliminary Settlement was reached. The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement with the Plaintiffs, which we expect to finalize in fiscal year 2013. We do not expect INN or ASD to admit any liability in connection with the settlement. We recorded a $16 million charge in fiscal 2011 in connection with the Preliminary Settlement. The matter is described in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

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

         We expect to continue to execute our growth strategy, in part, by acquiring companies. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.

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

     Our results of operations and our financial condition may be adversely affected by our global operations.

         Our operations in jurisdictions outside of the U.S. are subject to various risks inherent in global operations. The acquisition of World Courier expanded our business globally, with operations in over 50 countries worldwide. We may consider additional foreign acquisitions in the future, which may carry operational risks in addition to the risks of acquisition (as described above). At any particular time, our global operations may be affected by local political changes and local economic environments, including inflation, recession, currency volatility, and competition. The realization of any of these factors could adversely affect our business, financial position, and results of operations.

     Violations of anti-bribery, anti-corruption and/or international trade laws to which we are subject could have a material adverse effect on our business, financial position, and results of operations.

         We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA"), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also cause a loss of reputation in the market. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with government agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business, financial position, and results of operations.

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

     Anticipated benefits generally associated with the implementation of an enterprise resource planning (ERP) system may not be fully realized.

         We are nearing the completion of the implementation of an ERP system, which, when completed, will handle the business and financial processes within ABDC's operations and our corporate and administrative functions, such as: (i) facilitating the purchase and distribution of inventory items from our distribution centers; (ii) receiving, processing, and shipping orders on a timely basis, (iii) managing the accuracy of billings and collections for our customers; (iv) processing payments to our suppliers; and (v) generating financial transactions and information. If the anticipated benefits from this implementation are not fully realized, our expected return on the ERP investment will not be achieved.

     Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

         We are a large corporation with operations in the United States, Puerto Rico, Canada and select global markets. As such, we are subject to tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.    PROPERTIES

         As of September 30, 2012, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico), Canada, and select global markets. In the aggregate, our facilities occupy over 9 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2040.

         We lease approximately 154,000 square feet in Chesterbrook, Pennsylvania for our corporate and ABDC headquarters.

         We have 26 full-service ABDC wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 53,000 square feet to 310,000 square feet, with an aggregate of approximately 4.7 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, California, Colorado, Florida, Hawaii, Minnesota, New Jersey, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas and Virginia. As of September 30, 2012, ABDC had eleven wholesale pharmaceutical distribution facilities in Canada. Two of these facilities are owned and are located in the provinces of Newfoundland and Ontario. Nine of these locations are leased and located in the provinces of Alberta, British Columbia, Nova Scotia, Ontario, Quebec and Saskatchewan.

         As of September 30, 2012, the Specialty Group's operations were conducted in 15 locations, two of which are owned, comprising of approximately 1.0 million square feet. The Specialty Group's largest leased facility consisted of approximately 273,000 square feet. Its headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, Nevada, and Ohio.

         As of September 30, 2012, the Consulting Group's operations were conducted in 9 leased locations, comprising of approximately 614,000 square feet. The Consulting Group's operations are primarily located in North Carolina and California.

         As of September 30, 2012, World Courier's office and operating facilities are located in over 50 countries throughout the world. Most of the facilities are leased. Significant owned facilities are located in New York, and internationally in Germany, Japan, Singapore, and South Africa.

         We consider all of our operating and office properties to be in satisfactory condition.

ITEM 3.    LEGAL PROCEEDINGS

         Legal proceedings in which we are involved are discussed in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of our principal executive officers and their ages and positions as of November 15, 2012.

Name	Age	Current Position with the Company
Steven H. Collis	51	President and Chief Executive Officer
John G. Chou	56	Executive Vice President and General Counsel
June Barry	61	Senior Vice President, Human Resources
James D. Frary	40	Senior Vice President and President, AmerisourceBergen Specialty
Tim G. Guttman	53	Senior Vice President and Chief Financial Officer
Peyton R. Howell	45	Senior Vice President, AmerisourceBergen Business Development and President, AmerisourceBergen Consulting Services
David W. Neu	55	Senior Vice President and President, AmerisourceBergen Drug Corporation

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

         Mr. Chou has been General Counsel of the Company since January 2007 and Executive Vice President of the Company since August 2011. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He has served as Secretary of the Company from February 2006 to May 2012. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 10 years.

         Ms. Barry joined the Company in February 2010 as Senior Vice President, Human Resources. Prior to joining the Company, she was the Senior Vice President of Human Resources for TD Bank, N.A., from 2006 to 2010.

         Mr. Frary was named Senior Vice President and President, AmerisourceBergen Specialty Distribution and Services in April 2010. He was Regional Vice President, East Region, of AmerisourceBergen Drug Corporation from October 2007 to April 2010, and Associate Regional Vice President, East Region, from May 2007 to September 2007. Before joining the Company, Mr. Frary was a Principal in Mercer Management Consulting's Strategy Group.

         Mr. Guttman was named Senior Vice President and Chief Financial Officer in May 2012. He served as Acting Chief Financial Officer from February 2012 to May 2012. He was Vice President and Corporate Controller from August 2002 to May 2012. Mr. Guttman has been employed by the Company for 10 years.

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

         Mr. Neu was named Senior Vice President and President, AmerisourceBergen Drug Corporation in April 2011. He served as Senior Vice President, Drug Operations for AmerisourceBergen Drug Corporation from 2010 to 2011. He was Senior Vice President, Retail for AmerisourceBergen Drug Corporation from 2001 to 2010. Mr. Neu has been employed by the Company or one of its predecessors for 30 years.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

OF EQUITY SECURITIES

         The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2012, there were 3,217 record holders of the Company's common stock. The following table sets forth the high and low closing sale prices of the Company's common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

Fiscal Year Ended September 30, 2012	High	Low
First Quarter	$42.08	$35.57
Second Quarter	$40.09	$36.19
Third Quarter	$39.35	$35.95
Fourth Quarter	$39.85	$37.36
Fiscal Year Ended September 30, 2011
First Quarter	$34.64	$30.74
Second Quarter	$39.73	$33.94
Third Quarter	$42.44	$39.50
Fourth Quarter	$43.09	$34.63

         On November 11, 2010, our board of directors increased the quarterly dividend by 25% from $0.08 per share to $0.10 per share. On May 13, 2011, our board of directors increased the quarterly dividend by 15% from $0.10 per share to $0.115 per share. On November 10, 2011, our board of directors increased the quarterly dividend by 13% from $0.115 per share to $0.13 per share. On November 1, 2012, our board of directors increased the quarterly dividend by 62% from $0.13 to $0.21 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

         Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 43078, Providence, RI 02940-3078; (telephone): Domestic 1-877-296-3711, Domestic TDD 1-800-231-5469, International 1-201-680-6578 or International TDD 1-201-680-6610; (internet) www.computershare.com; and (e-mail) Support.ServiceCenter@cpushareownerservices.com.

 ISSUER PURCHASES OF EQUITY SECURITIES

         The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	2,749,291	$36.37	2,749,291	$400,000,186
November 1 to November 30	524,700	$38.00	524,700	$380,061,227
December 1 to December 31	—	$—	—	$380,061,227
January 1 to January 31	663,800	$38.80	663,800	$354,305,434
February 1 to February 29	104,002	$36.68	—	$354,305,434
March 1 to March 31	4,612,313	$37.86	4,612,275	$179,706,479
April 1 to April 30	2,659,261	$37.84	2,654,293	$79,070,531
May 1 to May 31	2,228,666	$36.35	2,228,666	$748,048,936
June 1 to June 30	110,470	$36.18	110,470	$744,051,656
July 1 to July 31	—	$—	—	$744,051,656
August 1 to August 31	16,769,866	$38.59	16,769,866	$96,902,533
September 1 to September 30	—	$—	—	$96,902,533

Total	30,422,369	$38.04	30,313,361

(a)
In August 2011, the Company announced a program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2011, the Company purchased 6.6 million shares for $250.0 million under the program. During the fiscal year ended September 30, 2012, the Company purchased 13.4 million shares for $500.0 million to complete the program.

(b)
In May 2012, the Company announced a program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2012, the Company purchased 16.9 million shares for $653.1 million under the program. The Company has $96.9 million remaining under this program as of September 30, 2012.

(c)
Employees surrendered 104,002 shares during the fiscal year ended September 30, 2012 to meet minimum tax-withholding obligations upon vesting of restricted stock.

 STOCK PERFORMANCE GRAPH

         This graph depicts the Company's five year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2007 to September 30, 2012. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2007. The points on the graph represent fiscal year-end index levels based on the last trading day in each fiscal quarter. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: Cardinal Health, Inc. and McKesson Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

*
$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 20. As noted elsewhere in this Form 10-K, financial statements in this Form 10-K, have been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 3 to the Consolidated Financial Statements in Item 8 for additional information on discontinued operations. On June 15, 2009, the Company effected a two-for-one stock split of its outstanding shares of common stock in the form of a 100% stock dividend. All applicable share and per-share amounts were retroactively adjusted to reflect this stock split.

	As of or for the Fiscal Year Ended September 30,
	2012(a)	2011(b)	2010(c)	2009(d)	2008(e)
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$79,489,596	$80,003,844	$77,776,460	$71,601,430	$69,982,139
Gross profit	2,669,098	2,501,595	2,325,050	2,069,464	2,000,800
Operating expenses	1,416,370	1,314,789	1,233,123	1,196,509	1,193,919
Operating income	1,252,728	1,186,806	1,091,927	872,955	806,881
Interest expense, net	95,424	76,689	72,393	57,742	62,290
Income from continuing operations	708,186	695,932	629,802	505,439	458,298
Net income	718,986	706,624	636,748	503,397	250,559
Earnings per share from continuing operations — diluted	$2.76	$2.51	$2.19	$1.67	$1.41
Earnings per share — diluted	$2.80	$2.54	$2.22	$1.66	$0.77
Cash dividends declared per common share	$0.52	$0.43	$0.32	$0.21	$0.15
Weighted average common shares outstanding
— diluted	256,903	277,717	287,246	302,754	324,920
Balance Sheet Data:
Cash and cash equivalents	$1,066,608	$1,825,990	$1,658,182	$1,009,368	$878,114
Accounts receivable, net	3,938,597	3,793,850	3,803,089	3,894,059	3,450,900
Merchandise inventories	5,689,147	5,443,101	5,191,346	4,955,045	4,197,223
Property and equipment, net	780,013	672,862	608,825	511,684	440,999
Total assets	15,444,126	14,982,671	14,434,843	13,572,740	12,217,786
Accounts payable	9,630,110	9,191,428	8,822,682	8,509,571	7,316,547
Long-term debt, including current portion	1,446,770	1,364,952	1,343,540	1,162,664	1,170,850
Stockholders' equity	2,456,712	2,866,858	2,954,297	2,716,469	2,710,045
Total liabilities and stockholders' equity	$15,444,126	$14,982,671	$14,434,843	$13,572,740	$12,217,786
(a)
Includes $28.2 million of employee severance, litigation and other costs, net of income tax benefit of $17.6 million and a $9.1 million gain from antitrust litigation settlements, net of income tax expense of $5.7 million.

(b)
Includes $16.6 million of employee severance, litigation and other costs, net of income tax benefit of $7.0 million, an intangible asset impairment charge of $4.1 million, net of income tax benefit of $2.4 million, and a $1.3 million gain from antitrust litigation settlements, net of income tax expense of $0.8 million.

(c)
Includes a $2.7 million litigation gain, net of income tax expense of $1.7 million, intangible asset impairment charges of $2.0 million, net of income tax benefit of $1.2 million, and a $12.8 million gain from antitrust litigation settlements, net of income tax expense of $7.9 million.

(d)
Includes $3.4 million of employee severance, litigation and other costs, net of income tax benefit of $2.0 million, intangible asset impairment charges of $7.3 million, net of income tax benefit of $4.5 million, and an influenza vaccine inventory write-down of $9.6 million, net of income tax benefit of $5.9 million.

(e)
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

         We are a pharmaceutical services company serving the United States, Canada, and selected global markets. We provide drug distribution and related healthcare services and solutions to our pharmacy, physician, and manufacturer customers. We are organized based upon the products and services we provide to our customers. Our operations are comprised of the Pharmaceutical Distribution Reportable segment and Other.

         As of September 30, 2012, we committed to a plan to divest AndersonBrecon (a business unit within AmerisourceBergen Consulting Services); therefore, its operations are classified as discontinued operations for all periods presented. All historical information provided herein has been retroactively adjusted to conform to our current presentation.

    Pharmaceutical Distribution Segment

         The Pharmaceutical Distribution reportable segment is comprised of two operating segments, which include the operations of AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment's operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.

         ABDC distributes a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and other consulting services; scalable automated pharmacy dispensing equipment; medication and supply dispensing cabinets; and supply management software to a variety of retail and institutional healthcare providers. Additionally, ABDC delivers packaging solutions to institutional and retail healthcare providers.

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

         Our use of the term "specialty" and "specialty pharmaceutical products" refers to drugs used to treat complex diseases, such as cancer, diabetes, and multiple sclerosis. Specialty pharmaceutical products are part of complex treatment regimens for serious conditions and diseases that generally require ongoing clinical monitoring. We believe the terms "specialty" and "specialty pharmaceutical products" are used consistently by industry participants and our competitors. However, we cannot be certain that other distributors of specialty products define these and other similar terms in exactly the same manner as we do.

    Other

         Other consists of the AmerisourceBergen Consulting Services ("ABCS") operating segment and the recently acquired World Courier Group, Inc. ("World Courier") operating segment. The results of operations of our ABCS and World Courier operating segments are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in "Other" for the purpose of our reportable segment presentation.

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

Acquisitions

         In November 2011, we acquired TheraCom, LLC ("TheraCom"), a subsidiary of CVS Caremark Corporation, for a purchase price of $257.2 million, net of a working capital adjustment. TheraCom is a leading provider of commercialization support services to the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient access support services. TheraCom's capabilities complement those of the Lash Group, a business unit within ABCS, and significantly increase the size and scope of its consulting services. TheraCom's annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products.

         In April 2012, we acquired World Courier Group, Inc. ("World Courier") for a purchase price of $518.0 million, net of a working capital adjustment. World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens our service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America. It operates in over 50 countries and has approximately 2,500 employees.

Results of Operations

Year ended September 30, 2012 compared with Year ended September 30, 2011

  Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2012	2011	Change
Pharmaceutical Distribution	$78,349,334	$79,753,118	-1.8%
Other	1,324,744	302,012	338.6%
Intersegment eliminations	(184,482)	(51,286)	259.7%

Revenue	$79,489,596	$80,003,844	-0.6%

         Revenue of $79.5 billion in fiscal 2012 decreased 0.6% from the prior fiscal year as ABDC's revenue declined 3%, and was partially offset by the 6% revenue increase of ABSG. Additionally, our recent acquisitions, with TheraCom and World Courier being the largest contributors, added 1% to our revenue growth in the fiscal year ended September 30, 2012.

         We currently expect our revenue in fiscal 2013 to increase between 6% and 9%. Our expected growth rate reflects our new three-year contract with Express Scripts, Inc. ("Express Scripts") that is effective as of October 1, 2012, to supply primarily brand-name pharmaceuticals. Annual sales to Express Scripts in fiscal 2013 under this contract are estimated to be $18.5 billion. In early April 2012, our largest customer, Medco Health Solutions, Inc. ("Medco"), merged with Express Scripts, which is the surviving corporation. Medco accounted for 17% of our revenue in fiscal 2012. In addition, fiscal 2013 will include a full year's operating results of our fiscal 2012 acquisitions of TheraCom and World Courier. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

    Pharmaceutical Distribution Segment

         ABDC's revenue decreased 3% from the prior fiscal year. The decline in ABDC's revenue was primarily due to the increase in use of lower priced generics, a reduction in chain customer revenue primarily due to the previously announced loss of one of our larger retail customers, the former Long's Drugs, which was acquired by a customer of one of our competitors and did not renew its contract prior to September 30, 2011, and lower sales to its largest customer. The decrease in revenue was partially offset by an increase in brand-name pharmaceutical prices.

         ABSG's revenue of $16.4 billion in fiscal 2012 increased 6% from the prior fiscal year primarily due to growth in its third-party logistics business and growth in its vaccine and physician office distribution business, which has benefited from sales of a new ophthalmology drug. ABSG's revenue growth was partially offset by a decline in sales of certain specialty oncology drugs. The majority of ABSG's revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. ABSG's business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower growth or reduced revenues.

         During fiscal 2012, 72% of Pharmaceutical Distribution revenue was from sales to institutional customers and 28% was from sales to retail customers; this compared to a customer mix in fiscal 2011 of 70% institutional and 30% retail. Sales to institutional customers remained flat in the current fiscal year and sales to retail customers decreased 7% from the prior fiscal year.

    Other

         Other revenue increased $1,022.7 million from the prior fiscal year primarily due to the $959.9 million contribution from our TheraCom and World Courier acquisitions.

Gross Profit

	Fiscal year ended September 30,
(dollars in thousands)	2012	2011	Change
Gross profit	$2,669,098	$2,501,595	6.7%

         Gross profit in fiscal 2012 increased $167.5 million from the prior fiscal year due to the contributions made by our recent acquisitions (primarily World Courier and TheraCom), the solid growth and profitability of our non-specialty generic programs, and brand price increases, all of which were offset, in part, by the reduced contribution from the sales of certain specialty oncology drugs, and by competitive pressures on customer margins. As expected, in fiscal 2012, the gross profit contributions from the sales of Oxaliplatin, Gemcitabine, and Docetaxel (all generic oncology drugs) were approximately $132 million lower than the prior fiscal year. We had no sales of Oxaliplatin in our current fiscal year until mid-August 2012 and; therefore, gross profit on the sale of Oxaliplatin was significantly lower than in fiscal 2011. In fiscal 2012, the gross profit decline from the above-mentioned three specialty generic drugs was partially offset by the gross profit contribution from over 30 ABDC brand to generic product conversions. In the current fiscal year, we recognized a gain of $14.8 million from antitrust litigation settlements with pharmaceutical manufacturers. This compared to a recognized gain of $2.1 million from antitrust litigation settlements with pharmaceutical manufacturers in the prior fiscal year. These gains were recorded as reductions to cost of goods sold. We are unable to estimate future gains, if any, that we will recognize as a result of antitrust settlements (see Note 13 of the Notes to Consolidated Financial Statements). Additionally, in fiscal 2011, our gross profit was impacted by a non-recurring $12 million benefit in connection with a customer being acquired by a third party.

         As a percentage of revenue, our gross profit margin of 3.36% in fiscal 2012 increased 23 basis points from the prior fiscal year. The gross profit margin increase was due to the gross profit contributions of our recent acquisitions, primarily World Courier and TheraCom, and the solid growth and profitability of our non-specialty generic programs, both of which were offset by the decline in gross profit relating to the above mentioned specialty oncology generic drugs. Additionally, the gain on antitrust litigation settlements, as noted above, contributed 2 basis points to our gross profit margin in fiscal 2012.

         Our cost of goods sold includes a last-in, first-out ("LIFO") provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. We recorded a LIFO charge of $0.7 million and $34.7 million in fiscal 2012 and 2011, respectively. Our LIFO charge in fiscal 2012 was lower than the prior fiscal year charge due to higher brand inventory sales prior to the end of our fiscal year.

Operating Expenses

	Fiscal year ended September 30,
(dollars in thousands)	2012	2011	Change
Distribution, selling and administrative	$1,229,495	$1,179,234	4.3%
Depreciation and amortization	141,054	105,482	33.7%
Employee severance, litigation and other	45,821	23,567	94.4%
Intangible asset impairments	—	6,506	-100.0%

Total operating expenses	$1,416,370	$1,314,789	7.7%

         Distribution, selling and administrative expense in fiscal 2012 increased 4.3% due to the operating costs of our recently acquired companies and was partially offset by a reduction in consulting expenses within our Pharmaceutical Distribution segment and a decrease in our bad debt expense.

         Depreciation expense increased from the prior fiscal year primarily due to the implementation of our new ERP system. Amortization expense increased from the prior fiscal year primarily due to the newly acquired intangible assets resulting from the TheraCom and World Courier acquisitions.

         In fiscal 2012, we introduced a number of initiatives, some of which were made possible as a result of efficiencies gained through our ERP implementation, to improve our operating efficiency across many of our businesses and certain administrative functions. In connection with these initiatives, we recorded $34.7 million of severance and other related costs and through September 30, 2012, 47 employees have been severed. Other costs include an estimated $10.3 million liability to exit our participation in a multi-employer pension plan resulting from a planned ABDC distribution facility closure in fiscal 2013. In addition, we incurred $11.1 million of acquisition costs related to business combinations.

         In fiscal 2011, we introduced our Energiz program, which encompasses a number of initiatives to maximize salesforce productivity, improve customer contractual compliance, and drive efficiency by linking our information technology capabilities more effectively with our operations. Employee severance, litigation and other for fiscal 2011 included severance costs of $4.4 million related to our Energiz program, a $16.0 million charge related to the preliminary settlement of a Qui Tam matter (as described in Note 12 "Legal Matters and Contingencies" of the Notes to the Consolidated Financial Statements), and $3.2 million of acquisition costs related to business combinations.

         We incurred a $6.5 million charge related to intangible asset impairments in fiscal 2011.

         As a percentage of revenue, operating expenses were 1.78% in fiscal 2012, up 14 basis points from the prior fiscal year. This was primarily due to our recent acquisitions. For the Pharmaceutical Distribution segment, as a percentage of revenue, operating expenses were down 4 basis points from the prior fiscal year.

Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2012	2011	Change
Pharmaceutical Distribution	$1,226,430	$1,181,959	3.8%
Other	72,119	28,414	153.8%
Employee severance, litigation and other	(45,821)	(23,567)	94.4%

Operating income	$1,252,728	$1,186,806	5.6%

         Segment operating income is evaluated before employee severance, litigation and other.

         Pharmaceutical Distribution operating income increased $44.5 million from the prior fiscal year due to the decrease in its operating expenses, offset in part by a decrease in its gross profit. Other operating income increased $43.7 million from the prior fiscal year primarily due to the $24.6 million of contributions made by our recent acquisitions, primarily World Courier and TheraCom. We expect our operating income margin to decline in fiscal 2013 due to our new Express Scripts contract, which significantly increases our mix of lower-margin brand business, the loss of a large food/drug combo customer, the negative impact of certain customer contract renewals, and a lower number of brand to generic conversions expected in fiscal 2013.

         The net impact of the gain on antitrust litigation settlements, the costs relating to employee severance, litigation and other, and the asset impairments was to decrease operating income as a percentage of revenue by 4 basis points in both fiscal 2012 and 2011.

         Other income of $5.8 million in fiscal 2012 and $4.6 million in fiscal 2011 primarily related to a gain resulting from payments received in excess of amounts accrued on a note receivable relating to a prior business disposition.

         Interest expense, interest income, and the respective weighted average interest rates in fiscal 2012 and 2011 were as follows (in thousands):

	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$97,225	4.76%	$78,870	5.31%
Interest income	(1,801)	0.22%	(2,181)	0.19%

Interest expense, net	$95,424		$76,689

         Interest expense increased from the prior fiscal year due to an increase of $494.4 million in average borrowings, primarily due to the November 2011 issuance of our new $500 million 3 1/2% senior notes due 2021. In addition, interest costs capitalized related to our Business Transformation project of $0.5 million and $3.4 million in fiscal 2012 and 2011, respectively had the effect of reducing interest expense for those periods. Our average invested cash was $1.5 billion during both fiscal 2012 and 2011. Despite the similar levels of average cash, interest income was lower in our current fiscal year due to an increase in the amount of cash held in non-interest bearing cash accounts. Cash held in these accounts partially offset bank fees.

         Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash. We currently expect our interest expense to be lower in fiscal 2013 since we repaid our $392 million of 5 5/8% senior notes in September 2012.

         Income taxes in fiscal 2012 reflect an effective tax rate of 39.1%, compared to 37.6% in the prior fiscal year. The increase is primarily the result of a valuation allowance recorded on deferred tax assets primarily relating to our Canadian drug distribution operations. We expect that our ongoing effective tax rate will be approximately 39%.

         Income from continuing operations of $708.2 in fiscal 2012 increased 2% from the prior fiscal year due to the increase in operating income and was offset in part by the increases in interest expense and income taxes. Diluted earnings per share from continuing operations of $2.76 in fiscal 2012 increased 10% from $2.51 per share in the prior fiscal year. The difference between diluted earnings per share growth and the increase in income from continuing operations was primarily due to the 8% reduction in weighted average common shares outstanding, primarily from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.

         Income from discontinued operations, net of income taxes, of $10.8 million and $10.7 million, represents the income of AndersonBrecon in both fiscal 2012 and 2011, respectively.

Year ended September 30, 2011 compared with Year ended September 30, 2010

  Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2011	2010	Change
Pharmaceutical Distribution	$79,753,118	$77,552,936	2.8%
Other	302,012	261,705	15.4%
Intersegment eliminations	(51,286)	(38,181)	34.3%

Revenue	$80,003,844	$77,776,460	2.9%

         Revenue of $80.0 billion in fiscal 2011 increased 2.9% from the prior fiscal year. The increase in revenue was due to the 5% growth of ABDC, offset in part by the 3% revenue decline of ABSG.

    Pharmaceutical Distribution Segment

         ABDC's revenue increased 5% from fiscal 2010 due to overall pharmaceutical market growth, and the above market growth of a few of our largest customers, primarily our institutional customers.

         ABSG's revenue of $15.5 billion in fiscal 2011 decreased by 3% from fiscal 2010 primarily due to the September 2010 discontinuance of its contract with a third party logistics customer that transitioned to a direct manufacturer distribution model. ABSG's revenue decline in fiscal 2011 was also attributable to a decline in sales to dialysis providers, and a shift in product mix to more generic pharmaceuticals.

         During both fiscal 2011 and 2010, 70% of revenue was from sales to institutional customers and 30% was from sales to retail customers. Sales to institutional customers increased 4% in fiscal 2011 and sales to retail customers increased 1% in fiscal 2011.

    Other

         Other revenue increased $40.3 million from fiscal 2010 primarily due to the strong performance of the Lash Group, which provides commercialization support services to pharmaceutical and biotechnology manufacturers.

Gross Profit

	Fiscal year ended September 30,
(dollars in thousands)	2011	2010	Change
Gross profit	$2,501,595	$2,325,050	7.6%

         Gross profit of $2.5 billion in fiscal 2011 increased $176.5 million or 7.6% from fiscal 2010. This increase was greater than our revenue growth in large part due to the impact of certain specialty generic product introductions (launches), the continued strong growth and profitability of our non-specialty generic programs and increased contributions from our fee-for-service agreements with pharmaceutical manufacturers. All of the above was offset, in part, by normal competitive pressures on customer margins. Oxaliplatin, Gemcitabine, and Docetaxel (all generic oncology drugs) were launched in the quarters ended September 30, 2009, December 31, 2010 and March 31, 2011, respectively. The gross profit benefit achieved collectively from all three generic oncology drugs in fiscal 2011 was higher than the benefit achieved from Oxaliplatin alone in fiscal 2010 by approximately $96 million. Sales of Oxaliplatin, the largest contributor of the three specialty generic drugs, benefited our gross profit by approximately $106 million and $117 million in fiscal 2011 and 2010, respectively. Beginning in our fourth quarter ended September 30, 2011, the gross profit contributions from the sales Gemcitabine and Docetaxel began to moderate as additional pharmaceutical manufacturers offered these products for sale and as third party reimbursement rates to our customers declined. In fiscal 2011, we recognized a gain of $2.1 million from antitrust litigation settlements with pharmaceutical manufacturers. This compared to a recognized gain of $20.7 million from antitrust litigation settlements with pharmaceutical manufacturers in fiscal 2010. These gains were recorded as reductions to cost of goods sold. Lastly, in fiscal 2010, we completed a reconciliation with one of our generic suppliers relating to rebate incentives owed to us. Our gross profit benefited by approximately $12 million in fiscal 2010 as a result of having completed this reconciliation.

         As a percentage of revenue, our gross profit margin of 3.13% in fiscal 2011 improved by 14 basis points from fiscal 2010 due to the above-mentioned generic oncology drug launches, the strong growth and profitability of our non-specialty generic programs and increased contributions from fee-for-service agreements with pharmaceutical manufacturers. These factors more than offset the above market growth of some of our largest customers, who benefit from our best pricing, and normal competitive pressures on customer margins. Additionally, the gain on antitrust litigation settlements, as noted above, contributed 3 basis points to our gross margin in fiscal 2010.

         We recorded a LIFO charge of $34.7 million and $30.2 million in fiscal 2011 and 2010, respectively.

Operating Expenses

	Fiscal year ended September 30,
(dollars in thousands)	2011	2010	Change
Distribution, selling and administrative	$1,179,234	$1,150,833	2.5%
Depreciation and amortization	105,482	83,572	26.2%
Employee severance, litigation and other	23,567	(4,482)
Intangible asset impairments	6,506	3,200	103.3%

Total operating expenses	$1,314,789	$1,233,123	6.6%

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

         Distribution, selling and administrative expenses in fiscal 2011 increased 2.5% due to incremental costs of maintaining dual information technology platforms and an increase in consulting expenses related to ABDC's Energiz program. In fiscal 2010, asset impairment charges included a write-off of capitalized software of $6.7 million, which was included within distribution, selling and administrative expenses.

         Depreciation expense increased from fiscal 2010 primarily due to the implementation of our new ERP system.

         Employee severance, litigation and other in fiscal 2011 included $4.4 million related to our Energiz program, a $16.0 million charge related to the preliminary Qui Tam settlement (the Qui Tam Matter as described in Note 12 "Legal Matters and Contingencies" of the Notes to the Consolidated Financial Statements), and $3.2 million of costs related to business acquisitions. Fiscal 2010 benefited from the reversal of a $4.4 million legal accrual.

         As a percentage of revenue, operating expenses were 1.64% in fiscal 2011, an increase of 5 basis points from fiscal 2010. This increase was due to the same matters as noted above and was offset, in part, by our operating leverage, particularly within ABDC.

Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2011	2010	Change
Pharmaceutical Distribution	$1,181,959	$1,051,292	12.4%
Other	28,414	36,153	-21.4%
Employee severance, litigation and other	(23,567)	4,482

Operating income	$1,186,806	$1,091,927	8.7%

         Segment operating income is evaluated before employee severance, litigation and other.

         Pharmaceutical Distribution operating income increased $130.7 million from fiscal 2010 due to the increase in its gross profit, offset, in part, by an increase in its operating expenses.

         Other operating income in fiscal 2011 decreased $7.7 million primarily due to a $6.5 million intangible asset impairment charge.

         The net impact of the gain on antitrust litigation settlements, the costs relating to employee severance, litigation and other, and the asset impairments decreased operating income as a percentage of revenue by 4 basis points in fiscal 2011 and increased operating income as a percentage of revenue by 3 basis points in fiscal 2010.

         Interest expense, interest income, and their respective weighted average interest rates in fiscal 2011 and 2010 were as follows (in thousands):

	2011		2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$78,870	5.31%	$74,704	5.19%
Interest income	(2,181)	0.19%	(2,311)	0.21%

Interest expense, net	$76,689		$72,393

         Interest expense in fiscal 2011 increased from fiscal 2010 due to an increase in the weighted average interest rate and a decline in interest costs capitalized relating to our Business Transformation project. Interest costs capitalized had the effect of reducing interest expense and were $3.4 million and $6.6 million in fiscal 2011 and 2010, respectively. Interest income decreased from fiscal 2010 primarily due to a decrease in the weighted average interest rate and an increase in the amount of cash held in non-interest bearing cash accounts.

         Income taxes in fiscal 2011 reflect an effective income tax rate of 37.6%, compared to 38.0% in fiscal 2010. The decrease in the effective tax rate in fiscal 2011 was primarily due to adjustments made relating to state deferred income taxes.

         Income from continuing operations in fiscal 2011 increased 11% from fiscal 2010 primarily due to the increase in operating income. Diluted earnings per share from continuing operations of $2.51 in fiscal 2011 increased 15% from $2.19 in fiscal 2010. The difference between diluted earnings per share growth and the increase in income from continuing operations was primarily due to the 3% reduction in weighted average common shares outstanding, primarily from purchases of our common stock in connection with our stock repurchase programs (see Liquidity and Capital Resources), net of the impact of stock option exercises.

         Income from discontinued operations, net of income taxes, represented the income from AndersonBrecon in both fiscal 2011 and 2010.

    Critical Accounting Policies and Estimates

         Critical accounting policies are those policies which involve accounting estimates and assumptions that can have a material impact on our financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management's judgment. Actual results may differ from these estimates due to uncertainties inherent in such estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For a complete list of significant accounting policies, see Note 1 of Notes to the Consolidated Financial Statements.

  Allowance for Doubtful Accounts

         Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers' financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2012, 2011, and 2010 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.

         Bad debt expense for the fiscal years ended September 30, 2012, 2011, and 2010 was $25.5 million, $39.2 million, and $43.1 million respectively. An increase or decrease of 0.1% in the 2012 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $4.0 million.

  Supplier Reserves

         We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on the judgment of management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2012 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $9.6 million. The ultimate outcome of any outstanding claim may be different from our estimate.

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

  Merchandise Inventories

         Inventories are stated at the lower of cost or market. Cost for approximately 79% and 81% of our inventories at September 30, 2012 and 2011, respectively, has been determined using the last-in, first-out ("LIFO") method. If we had used the first-in, first-out ("FIFO") method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $256.7 million and $256.0 million higher than the amounts reported at September 30, 2012 and 2011, respectively. We recorded a LIFO charge of $0.7 million, $34.7 million, and $30.2 million in fiscal 2012, 2011, and 2010 respectively.

  Business Combinations

         The purchase price of an acquired company, including the fair value of any contingent consideration, is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. We engage third party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from and economic lives of customer relationships, trade names, existing technology, and other intangible assets; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual events.

  Goodwill and Intangible Assets

         Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, software technology and non-compete agreements are amortized over their estimated useful lives.

         In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of our reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. We are required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value ("impairment indicators"). This impairment test includes the projection and discounting of cash flows, analysis of our market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management.

         We completed our required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2012, 2011, and 2010, and, as a result, recorded $6.5 million, and $2.5 million of impairment charges in fiscal 2011 and 2010, respectively. Our estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

  Share-Based Compensation

         We utilize a binomial option pricing model to determine the fair value of share-based compensation expense, which involves the use of several assumptions, including expected term of the option, expected volatility, risk-free interest rate, dividend yield, and forfeiture rate. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of our common stock as well as other factors, such as implied volatility.

  Income Taxes

         Our income tax expense, deferred tax assets and liabilities, and uncertain tax positions reflect management's assessment of estimated future taxes to be paid on items in the financial statements. Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes.

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

         We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions' tax court systems. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

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

         The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $11.6 million in fiscal 2012.

    Liquidity and Capital Resources

         The following table illustrates our debt structure at September 30, 2012, including availability under the multi-currency revolving credit facility and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 5 7/8% senior notes due 2015	$499,091	$—
$400,000, 4 7/8% senior notes due 2019	397,485	—
$500,000, 3 1/2% senior notes due 2021	499,355	—

Total fixed-rate debt	1,395,931	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2017	50,839	638,314
Receivables securitization facility due 2015	—	700,000
Other	—	1,617

Total variable-rate debt	50,839	1,339,931

Total debt, including current portion	$1,446,770	$1,339,931

         Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.

         In February 2012, we repaid the borrowings under the $55 million Blanco revolving credit facility, which was terminated. In September 2012, we repaid the borrowings under the $392.3 million 5 5/8% senior notes due September 15, 2012.

         In November 2011, we issued $500 million of 3 1/2% senior notes due November 15, 2021 (the "2021 Notes"). The 2021 Notes were sold at 99.858% of the principal amount and have an effective yield of 3.52%. Interest on the 2021 Notes is payable semiannually, in arrears, commencing May 15, 2012. The 2021 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the 2015 Notes, and the 2019 Notes (all defined below). We used the net proceeds of the 2021 Notes for general corporate purposes. Costs incurred in connection with the issuance of the 2021 Notes were deferred and are being amortized over the ten-year term of the notes.

         We have a $700 million multi-currency senior unsecured revolving credit facility, which was scheduled to expire in March 2015, (the "Multi-Currency Revolving Credit Facility") with a syndicate of lenders. In October 2011, we entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016. The amendment also reduced our borrowing rates and facility fees. In November 2012, we further extended the maturity date to November 2017. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2012). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at September 30, 2012). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of September 30, 2012.

         On October 31, 2011, we established a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program at September 30, 2012.

         We have a $700 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in April 2014. In October 2011, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to October 2014. The amendment also reduced our borrowing rates. In November 2012, we further extended the maturity date to November 2015. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We currently pay an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At September 30, 2012, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

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

         We have $500 million of 5 7/8% senior notes due September 15, 2015 (the "2015 Notes"), and $400 million of 4 7/8% senior notes due November 15, 2019 (the "2019 Notes"). The 2015 Notes were sold at 99.5% of the principal amount and have an effective yield of 5.94%. The 2019 Notes were sold in November 2009 at 99.174% of the principal amount and have an effective yield of 4.98%. Interest on the 2015 Notes, and the 2019 Notes is payable semiannually in arrears. All of the senior notes rank pari passu to the Multi-Currency Revolving Credit Facility. All of the senior notes and the Multi-Currency Revolving Credit Facility were previously guaranteed on a joint and several basis by certain of the Company's subsidiaries, which were known as the guarantor subsidiaries. On June 29, 2012, in accordance with the terms of the documents governing the underlying obligations, each of the guarantor subsidiaries was released from its obligations under its guarantee of the senior notes and the Multi-Currency Revolving Credit Facility.

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

         Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions and fund capital expenditures and routine growth and expansion through new business opportunities. In August 2011, our board of directors approved a program allowing us to purchase up to $750 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2012, we purchased $500.0 million of our common stock to complete our availability remaining on this $750 million share repurchase program. Additionally, we paid $8.0 million in October 2011 to settle purchases of our common stock made on September 29, 2011. On May 10, 2012, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions. During fiscal 2012, we purchased $653.1 million of our common stock under this $750 million share repurchase program. As of September 30, 2012, we had $96.9 million of availability remaining on the $750 million share repurchase program. On November 1, 2012, our board of directors approved a new program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions. We currently expect to purchase at least $200 million of our common stock in fiscal 2013, subject to market conditions. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

         Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers. In addition, volatility in financial markets may also negatively impact our customers' ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us could adversely affect our revenue growth, our profitability, and our cash flow from operations.

         Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at September 30, 2012 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$1,856,061	$67,503	$635,006	$126,052	$1,027,500
Operating leases	319,560	56,671	98,693	68,486	95,710
Other commitments	211,607	110,663	100,105	839	—

Total	$2,387,228	$234,837	$833,804	$195,377	$1,123,210

         We have commitments to purchase product from influenza vaccine manufacturers through the 2014/2015 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $76.4 million as of September 30, 2012, of which $38.7 million represents our commitment in fiscal 2013. These influenza vaccine commitments are included in "Other commitments" in the above table.

         We have commitments to purchase blood plasma products from suppliers through December 31, 2012. We are required to purchase quantities at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $24.8 million as of September 30, 2012. These commitments are included in "Other commitments" in the above table.

         We have outsourced to IBM Global Services ("IBM") a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new enterprise resource planning ("ERP") system. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $89.2 million as of September 30, 2012, of which $35.1 million represents our commitment in fiscal 2013, and is included in "Other commitments" in the above table.

         Our liability for uncertain tax positions was $43.3 million (including interest and penalties) as of September 30, 2012. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

         During fiscal 2012, our operating activities provided $1,305.4 million of cash in comparison to cash provided of $1,167.9 million in the prior fiscal year. Cash provided by operations in fiscal 2012 was principally the result of income from continuing operations of $708.2 million, an increase in accounts payable, accrued expenses and income taxes of $420.6 million and non-cash items of $261.0 million, offset, in part, by an increase in merchandise inventories of $200.1 million. Non-cash items included the provision for deferred income taxes of $60.6 million, which represented a $133.3 million decline from the prior fiscal year. Deferred income taxes were significantly higher in the prior year period due to the larger income tax deductions associated with merchandise inventories and tax bonus depreciation resulting from our Business Transformation capital expenditures. The $420.6 million increase in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers. Merchandise inventories increased $200.1 million from the September 30, 2011 balance due to the timing of inventory purchases.

         We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. We expect our days sales outstanding in fiscal 2013 to increase slightly as the payment terms in our new three-year contract with Express Scripts are longer than the payment terms in the previous Medco contract.

	Fiscal year ended September 30,
	2012	2011	2010
Days sales outstanding	18.3	17.2	17.2
Days inventory on-hand	26.2	24.5	25.0
Days payable outstanding	42.8	39.4	39.8

         Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Operating cash uses during fiscal 2012 included $84.5 million of interest payments and $302.1 million of income tax payments, net of refunds.

         During fiscal 2011, our operating activities provided $1,167.9 million of cash in comparison to cash provided of $1,108.6 million in fiscal 2010. Net cash provided by operating activities in fiscal 2011 was principally the result of income from continuing operations of $695.9 million, an increase in accounts payable, accrued expenses and income taxes of $403.7 million, and non-cash items of $377.3 million, offset, in part, by an increase in merchandise inventories of $267.6 million. Non-cash items included the provision for deferred income taxes of $194.0 million, which represents an increase of $109.5 million from fiscal 2010 and is primarily attributable to income tax deductions associated with merchandise inventories and tax bonus depreciation resulting from our Business Transformation capital expenditures. Our inventory and accounts payable balances at September 30, 2011 were 5% and 4% higher, respectively, than those balances at September 30, 2010. These increases were largely attributable to the growth in our business in fiscal 2011. Despite the 3% increase in revenue in fiscal 2011, accounts receivable at September 30, 2011 was relatively flat when compared to the balance at September 30, 2010. This was primarily due to timing of customer payments to us. Operating cash uses during fiscal 2011 included $74.2 million of interest payments and $214.6 million of income tax payments, net of refunds.

         Capital expenditures in fiscal 2012, 2011, and 2010 were $164.0 million, $157.7 million, and $176.5 million, respectively. We currently expect to spend approximately $180 million for capital expenditures during fiscal 2013. Our most significant capital expenditures in fiscal 2012, 2011, and 2010 related principally to our Business Transformation project, which includes a new ERP system for our corporate office and for our ABDC operations. Significant capital expenditures in fiscal 2012 also included investments to expand our infrastructure in Canada, and other ABDC and ABCS facility expansions and improvements. Other capital expenditures in fiscal 2012 and 2011 included ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us, and other technology initiatives. Other capital expenditures in fiscal 2010 included various enhancements made to our other business units' information and customer-related technology systems.

         In April 2012, we acquired World Courier for a purchase price of $518.0 million, net of a working capital adjustment. In November 2011, we acquired TheraCom for a purchase price of $257.2 million, net of a working capital adjustment. Additionally, we finalized working capital adjustments relating to our September 2011 acquisitions of IntrinsiQ, LLC ("IntrinsiQ") and Premier Source ("Premier"), totaling $0.5 million, net.

         In September 2011, we acquired IntrinsiQ for a purchase price of $34.3 million, net of a working capital adjustment. Additionally, in September 2011, we acquired Premier for a purchase price of $11.1 million, net of cash acquired.

         Net cash used in financing activities in fiscal 2012 included net borrowings of $21.6 million under our revolving and securitization credit facilities. It also included $499.3 million of proceeds received related to the November 2011 issuance of our 2021 Notes and the repayments of $392.3 million of senior notes due September 15, 2012 and $55 million due under our Blanco revolving credit facility. Net cash used in financing activities in fiscal 2011 included net borrowings of $22.4 million under our revolving and securitization credit facilities. Net cash used in financing activities in fiscal 2010 included $396.7 million of proceeds received related to the November 2009 issuance of our 2019 Notes and net repayments of $210.4 million under our revolving and securitization credit facilities. Additionally, $7.7 million of discretionary long-term debt repayments were made in fiscal 2010.

         During fiscal 2012, 2011, and 2010, we purchased a total of $1,162.2 million, $840.6 million, and $470.4 million, respectively, of our common stock in connection with our share repurchase programs, which are summarized below.

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

         In August 2011, our board of directors authorized a program allowing us to purchase up to $750 million of our outstanding shares of common stock, subject to market conditions. During fiscal 2011, we purchased $250.0 million under this program, of which $8.0 million was cash-settled in October 2011. During fiscal 2012, we purchased $500.0 million to complete the program.

         In May 2012, our board of directors authorized a new program allowing us to purchase up to $750 million of our outstanding shares of common stock, subject to market conditions. Through June 30, 2012, we purchased 0.2 million shares in the open market for a total of $5.9 million. In addition, on August 13, 2012, we entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $648.0 million for an initial delivery of 16.8 million shares. The number of shares ultimately purchased was based on the volume-weighted average price of our common stock during the term of the ASR. The ASR transaction was settled on October 9, 2012, at which time we received 0.1 million incremental shares.

         In November 2009, our board of directors increased the quarterly dividend by 33% from $0.06 per share to $0.08 per share. During fiscal 2010, we paid quarterly cash dividends of $0.08 per share. In November 2010, our board of directors increased the quarterly dividend by 25% from $0.08 per share to $0.10 per share. In May 2011, our board of directors increased the quarterly cash dividend by 15% from $0.10 per share to $0.115 per share. In November 2011, our board of directors increased the quarterly cash dividend by 13% from $0.115 per share to $0.13 per share. In November 2012, our board of directors increased the quarterly cash dividend again by 62% from $0.13 per share to $0.21 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements and other factors.

    Market Risk

         Our most significant market risk historically has been the effect of fluctuations in interest rates relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At September 30, 2012, we had $50.8 million of variable rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at September 30, 2012.

         We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.1 billion in cash and cash equivalents at September 30, 2012, of which $230.0 million was invested in money market accounts at financial institutions. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

         We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the U.K. Pound Sterling, and the Euro. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. Such contracts generally have durations of less than one year. We had no foreign currency denominated forward contracts at September 30, 2012. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

    Recent Accounting Pronouncements

         In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, and early adoption is permitted. We are evaluating our presentation options under ASU No. 2011-05; however, we do not expect adoption of this guidance to impact our consolidated financial statements other than the change in presentation. We intend to adopt this ASU in our quarter ending December 31, 2012.

         In September 2011, the FASB issued ASU No. 2011-08, "Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment." Under ASU No. 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 is effective for fiscal years that begin after December 15, 2011, and early adoption is permitted. We intend to adopt this ASU in our fiscal year beginning October 1, 2012.

         In July 2012, the FASB issued ASU No. 2012-02, "Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU No. 2012-02 simplifies how an entity tests indefinite-lived intangible assets (other than goodwill) for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. ASU No. 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We intend to adopt this ASU in our fiscal year beginning October 1, 2012.

    Forward-Looking Statements

         Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. Among the factors that could cause actual results to differ materially from those projected, anticipated or implied are the following: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers' pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or other laws and regulations governing the marketing, sale, purchase, and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; inability to realize the anticipated benefits of the implementation of an enterprise resource planning (ERP) system; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; economic, business, competitive and/or regulatory developments outside of the United States; changes and/or potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth elsewhere in this MD&A, in Item 1A (Risk Factors), Item 1 (Business) and elsewhere in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's most significant market risks are the effects of changing interest rates and foreign currency risk. See discussion on page 31 under the heading "Market Risk," which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

         We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 27, 2012

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,066,608	$1,825,990
Accounts receivable, less allowances for returns and doubtful accounts: 2012 — $345,408; 2011 — $351,265	3,938,597	3,793,850
Merchandise inventories	5,689,147	5,443,101
Prepaid expenses and other	73,811	86,663
Assets held for sale	218,988	225,437

Total current assets	10,987,151	11,375,041

Property and equipment, at cost:
Land	33,299	33,280
Buildings and improvements	332,874	259,841
Machinery, equipment and other	984,445	864,997

Total property and equipment	1,350,618	1,158,118
Less accumulated depreciation	(570,605)	(485,256)

Property and equipment, net	780,013	672,862

Goodwill and other intangible assets	3,553,545	2,805,720
Other assets	123,417	129,048

TOTAL ASSETS	$15,444,126	$14,982,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,630,110	$9,191,428
Accrued expenses and other	572,453	410,491
Current portion of long-term debt	—	392,089
Deferred income taxes	963,081	838,718
Liabilities held for sale	48,838	42,538

Total current liabilities	11,214,482	10,875,264

Long-term debt, net of current portion	1,446,770	972,863
Other liabilities	326,162	267,686
Stockholders' equity:
Common stock, $0.01 par value — authorized, issued and outstanding: 600,000,000 shares, 262,542,659 shares and 235,394,281 shares at September 30, 2012, respectively, and 600,000,000 shares, 496,522,288 shares and 260,991,439 shares at September 30, 2011, respectively	2,625	4,965
Additional paid-in capital	2,252,470	4,082,978
Retained earnings	1,270,423	4,055,664
Accumulated other comprehensive loss	(30,787)	(50,868)

	3,494,731	8,092,739
Treasury stock, at cost: 2012 — 27,148,378 shares; 2011 — 235,530,849 shares	(1,038,019)	(5,225,881)

Total stockholders' equity	2,456,712	2,866,858

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,444,126	$14,982,671

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2012	2011	2010
	(In thousands, except per share data)
Revenue	$79,489,596	$80,003,844	$77,776,460
Cost of goods sold	76,820,498	77,502,249	75,451,410

Gross profit	2,669,098	2,501,595	2,325,050
Operating expenses:
Distribution, selling and administrative	1,229,495	1,179,234	1,150,833
Depreciation	117,592	90,906	69,187
Amortization	23,462	14,576	14,385
Employee severance, litigation and other	45,821	23,567	(4,482)
Intangible asset impairments	—	6,506	3,200

Operating income	1,252,728	1,186,806	1,091,927
Other (income) loss	(5,827)	(4,617)	3,372
Interest expense, net	95,424	76,689	72,393

Income from continuing operations before income taxes	1,163,131	1,114,734	1,016,162
Income taxes	454,945	418,802	386,360

Income from continuing operations	708,186	695,932	629,802
Income from discontinued operations, net of income tax expense of $5,408, $5,215, and $4,661 for fiscal 2012, 2011, and 2010, respectively	10,800	10,692	6,946

Net income	$718,986	$706,624	$636,748

Earnings per share:
Basic earnings per share:
Continuing operations	$2.80	$2.55	$2.23
Discontinued operations	0.04	0.04	0.02
Rounding	—	—	0.01

Total	$2.84	$2.59	$2.26

Diluted earnings per share:
Continuing operations	$2.76	$2.51	$2.19
Discontinued operations	0.04	0.04	0.02
Rounding	—	(0.01)	0.01

Total	$2.80	$2.54	$2.22

Weighted average common shares outstanding:
Basic	252,906	272,471	282,258
Diluted	256,903	277,717	287,246

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In thousands, except per share data)
September 30, 2009	$4,829	$3,737,835	$2,919,760	$(46,096)	$(3,899,859)	$2,716,469
Net income			636,748			636,748
Foreign currency translation				6,608		6,608
Benefit plan funded status adjustment, net of tax of $2,019				(3,158)		(3,158)
Other, net of tax				108		108

Total comprehensive income						640,306

Cash dividends, $0.32 per share			(90,622)			(90,622)
Exercise of stock options	66	111,617				111,683
Excess tax benefit from exercise of stock options		21,036				21,036
Share-based compensation expense		30,844				30,844
Common stock purchases for employee stock purchase plan		(1,948)				(1,948)
Purchases of common stock					(470,356)	(470,356)
Employee tax withholdings related to restricted share vesting					(3,117)	(3,117)
Other	3	(3)		2		2

September 30, 2010	4,898	3,899,381	3,465,886	(42,536)	(4,373,332)	2,954,297
Net income			706,624			706,624
Foreign currency translation				(5,301)		(5,301)
Benefit plan funded status adjustment, net of tax of $5,472				(3,139)		(3,139)
Other, net of tax				108		108

Total comprehensive income						698,292

Cash dividends, $0.43 per share			(117,624)			(117,624)
Exercise of stock options	64	115,756				115,820
Excess tax benefit from exercise of stock options		39,711				39,711
Share-based compensation expense		28,365				28,365
Common stock purchases for employee stock purchase plan		(232)				(232)
Purchases of common stock					(848,614)	(848,614)
Employee tax withholdings related to restricted share vesting					(3,935)	(3,935)
Other	3	(3)	778			778

September 30, 2011	4,965	4,082,978	4,055,664	(50,868)	(5,225,881)	2,866,858
Net income			718,986			718,986
Foreign currency translation				18,435		18,435
Benefit plan funded status adjustment, net of tax of $1,096				1,538		1,538
Other, net of tax				108		108

Total comprehensive income						739,067

Cash dividends, $0.52 per share			(132,760)			(132,760)
Exercise of stock options	45	89,476				89,521
Excess tax benefit from exercise of stock options		25,703				25,703
Share-based compensation expense		26,645				26,645
Common stock purchases for employee stock purchase plan		(299)				(299)
Treasury stock retirement	(2,388)	(1,972,030)	(3,371,467)		5,345,885	—
Purchases of common stock					(1,154,208)	(1,154,208)
Employee tax withholdings related to restricted share vesting					(3,815)	(3,815)
Other	3	(3)				—

September 30, 2012	$2,625	$2,252,470	$1,270,423	$(30,787)	$(1,038,019)	$2,456,712

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2012	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income	$718,986	$706,624	$636,748
Income from discontinued operations	(10,800)	(10,692)	(6,946)

Income from continuing operations	708,186	695,932	629,802
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	118,529	91,805	70,172
Amortization, including amounts charged to interest expense	28,665	19,284	19,347
Provision for doubtful accounts	25,529	39,229	43,141
Provision for deferred income taxes	60,638	193,986	84,523
Share-based compensation	26,120	27,479	30,049
Loss on disposal of property and equipment	249	850	8,801
Other, including intangible asset impairments	1,300	4,677	7,286
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	41,666	(16,310)	63,028
Merchandise inventories	(200,110)	(267,637)	(241,918)
Prepaid expenses and other assets	46,113	(27,617)	10,457
Accounts payable, accrued expenses, and income taxes	420,569	403,733	380,696
Other liabilities	(6,912)	(3,799)	(21,983)

Net cash provided by operating activities-continuing operations	1,270,542	1,161,612	1,083,401
Net cash provided by operating activities-discontinued operations	34,907	6,336	25,223

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,305,449	1,167,948	1,108,624

INVESTING ACTIVITIES
Capital expenditures	(164,041)	(157,709)	(176,473)
Cost of acquired companies, net of cash acquired	(775,670)	(45,380)	—
Proceeds from sales of property and equipment	23	874	264

Net cash used in investing activities-continuing operations	(939,688)	(202,215)	(176,209)
Net cash used in investing activities-discontinued operations	(8,261)	(10,203)	(8,162)

NET CASH USED IN INVESTING ACTIVITIES	(947,949)	(212,418)	(184,371)

FINANCING ACTIVITIES
Long-term debt borrowings	499,290	—	396,696
Long-term debt repayments	(447,326)	—	(7,664)
Borrowings under revolving and securitization credit facilities	1,065,895	863,925	1,026,835
Repayments under revolving and securitization credit facilities	(1,044,301)	(841,490)	(1,237,264)
Purchases of common stock	(1,162,246)	(840,577)	(470,356)
Exercises of stock options, including excess tax benefits of $25,703, $39,711, and $21,036, in fiscal 2012, 2011, and 2010, respectively	115,224	155,531	132,719
Cash dividends on common stock	(132,760)	(117,624)	(90,622)
Debt issuance costs and other	(10,658)	(7,439)	(9,907)

Net cash used in financing activities-continuing operations	(1,116,882)	(787,674)	(259,563)
Net cash used in financing activities-discontinued operations	—	(48)	(15,876)

NET CASH USED IN FINANCING ACTIVITIES	(1,116,882)	(787,722)	(275,439)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(759,382)	167,808	648,814
Cash and cash equivalents at beginning of year	1,825,990	1,658,182	1,009,368

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,066,608	$1,825,990	$1,658,182

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Note 1. Summary of Significant Accounting Policies

         AmerisourceBergen Corporation (the "Company") is a pharmaceutical services company providing drug distribution and related healthcare services and solutions to its pharmacy, physician and manufacturer customers, which are based primarily in the United States, Canada and select global markets.

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

         As of September 30, 2012, the Company had committed to a plan to divest its contract packaging and clinical trials services business, AndersonBrecon (see Note 3). The Company has classified AndersonBrecon's operating results as discontinued in the consolidated financial statements for all periods presented.

         Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

    Business Combinations

         The purchase price of an acquired company, including the fair value of contingent consideration, is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company's operating results from the dates of acquisition (see Note 2).

    Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

    Concentrations of Credit Risk and Allowance for Doubtful Accounts

         The Company sells its merchandise inventories to a large number of customers in the healthcare industry that include institutional and retail healthcare providers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers. The financial condition of the Company's customers can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.

         The Company's trade accounts receivable are exposed to credit risk, but the risk is moderated because the Company's customer base is diverse and geographically widespread primarily within the U.S. and Canada. The Company generally does not require collateral for trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for doubtful accounts. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers' financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company's allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2012, 2011, and 2010 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. At September 30, 2012, the largest trade receivable due from a single customer represented approximately 10% of accounts receivable, net. In fiscal 2012, our largest customer was Medco Health Solutions, Inc., which was recently acquired by Express Scripts, Inc. ("Express Scripts"), and it accounted for 17% of our revenue. The Company's next largest customer accounted for 6% of its fiscal 2012 revenue.

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

         As of September 30, 2012 and 2011, there were no outstanding derivative financial instruments. The Company's policy prohibits it from entering into derivative financial instruments for speculative or trading purposes.

    Equity Investments

         The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50%. The Company's investments in marketable equity securities in which the Company does not have significant influence are classified as "available for sale" and are carried at fair value within the Other Assets line item on the consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive loss component of stockholders' equity. Unrealized losses that are determined to be other-than-temporary impairment losses are recorded as a component of earnings in the period in which that determination is made.

    Foreign Currency

         The functional currency of the Company's foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity.

  Goodwill and Other Intangible Assets

         Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Company does not amortize purchased goodwill or intangible assets with indefinite lives; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, software technology and non-compete agreements, are amortized over their estimated useful lives, which range from 3 to 16 years.

         The Company's operating segments are comprised of AmerisourceBergen Drug Corporation, AmerisourceBergen Specialty Group, AmerisourceBergen Consulting Services, and World Courier. Each operating segment has an executive who is responsible for managing the segment and reporting directly to the President and Chief Executive Officer of the Company, the Company's Chief Operating Decision Maker ("CODM"). Each operating segment is comprised of a number of operating units (components), for which discrete financial information is available. These components are aggregated into reporting units for purposes of goodwill impairment testing.

         In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of the Company's reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value ("impairment indicators"). This impairment test includes the projection and discounting of cash flows, analysis of the Company's market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimates of future cash flows and determination of their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management.

         The Company completed its required annual impairment tests relating to goodwill and other intangible assets in the fiscal years ended September 30, 2012, 2011, and 2010, and, as a result, recorded $6.5 million and $2.5 million of impairment charges in fiscal 2011 and 2010, respectively. The Company's estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company's future financial results.

    Income Taxes

         The Company accounts for income taxes using a method that requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities (commonly known as the asset and liability method). In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Tax benefits associated with uncertain tax positions that have met the recognition criteria are measured and recorded based on the highest probable outcome that is more than 50% likely to be realized after full disclosure and resolution of a tax examination.

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

    Merchandise Inventories

         Inventories are stated at the lower of cost or market. Cost for approximately 79% and 81% of the Company's inventories at September 30, 2012 and 2011, respectively, has been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $256.7 million and $256.0 million higher than the amounts reported at September 30, 2012 and 2011, respectively. The Company recorded a LIFO charge of $0.7 million, $34.7 million, and $30.2 million in fiscal 2012, 2011, and 2010, respectively.

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

         In connection with the Company's Business Transformation project, which includes a new enterprise resource planning ("ERP") system, the Company wrote-off capitalized software costs totaling $6.7 million in fiscal 2010.

    Revenue Recognition

         The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue as reflected in the accompanying consolidated statements of operations is net of estimated sales returns and allowances.

         The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2012 and 2011, the Company's accrual for estimated customer sales returns was $252.5 million and $258.3 million, respectively.

         The Company reports the gross dollar amount of bulk deliveries to customer warehouses in revenue and the related costs in cost of goods sold. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either drop shipments from the supplier directly to customers' warehouse sites or cross-dock shipments from the supplier to the Company for immediate shipment to the customers' warehouse sites. The Company is a principal to these transactions because it is the primary obligor and has the ultimate and contractual responsibility for fulfillment and acceptability of the products purchased, and bears full risk of delivery and loss for products, whether the products are drop-shipped or shipped via cross-dock. The Company also bears full credit risk associated with the creditworthiness of any bulk delivery customer. As a result, the Company records bulk deliveries to customer warehouses as gross revenues. Gross profit earned by the Company on bulk deliveries was not material in any year presented.

    Share-Based Compensation

         The Company accounts for the compensation cost of all share-based payments at fair value and reports the related expense within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow ($25.7 million, $39.7 million, and $21.0 million for the fiscal years ended September 30, 2012, 2011, and 2010 respectively).

    Shipping and Handling Costs

         Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $291.3 million, $291.9 million and $296.6 million for the fiscal years ended September 30, 2012, 2011, and 2010, respectively, are included in distribution, selling and administrative expenses.

    Supplier Reserves

         The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due them from the Company. These reserve estimates are established based on the judgment of Company management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to the Company. The Company evaluates the amounts due from its suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than the Company's estimate.

    Recent Accounting Pronouncements

         In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, and early adoption is permitted. The Company is evaluating its presentation options under ASU No. 2011-05; however, it does not expect adoption of this guidance to impact the Company's consolidated financial statements other than the change in presentation. The company intends to adopt this ASU in its quarter ending December 31, 2012.

         In September 2011, the FASB issued ASU No. 2011-08, "Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment." Under ASU No. 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. ASU No. 2011-08 is effective for fiscal years that begin after December 15, 2011, and early adoption is permitted. The Company intends to adopt this ASU in its fiscal year beginning October 1, 2012.

         In July 2012, the FASB issued ASU No. 2012-02, "Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU No. 2012-02 simplifies how an entity tests indefinite-lived intangible assets (other than goodwill) for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. ASU No. 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company intends to adopt this ASU in its fiscal year beginning October 1, 2012.

Note 2. Acquisitions

  TheraCom, LLC

         In November 2011, the Company acquired TheraCom, LLC ("TheraCom"), a subsidiary of CVS Caremark Corporation, for a purchase price of $257.2 million, net of a working capital adjustment. TheraCom is a leading provider of commercialization support services for the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient support services. TheraCom's capabilities complement those of the Lash Group, a business within ABCS, and significantly increase the size and scope of its consulting services. TheraCom's annualized revenues are approximately $700 million, the majority of which are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products. During the fiscal year ended September 30, 2012, TheraCom sales to ABDC were $72.2 million, which were eliminated from the Company's consolidated financial statements. For segment presentation, TheraCom is included in Other.

         The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $180.2 million, which was allocated to goodwill. The fair values of significant tangible assets acquired and liabilities assumed were as follows: accounts receivable of $119.3 million, merchandise inventories of $41.7 million, and accounts payable of $153.2 million. The fair value of intangible assets acquired of $68.8 million consists of customer relationships of $57.1 million, software technology of $7.9 million, and trade names of $3.8 million. The Company is amortizing the fair values of the acquired customer relationships over their remaining useful lives of 15 years, and amortizing the fair values of software technology and trade names over their remaining useful lives of 5 years. All of the goodwill resulting from the acquisition is expected to be deductible for income tax purposes.

  World Courier

         In April 2012, the Company acquired World Courier for a purchase price of $518.0 million, net of a working capital adjustment. World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens the Company's service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America. It operates in over 50 countries and has approximately 2,500 employees. World Courier's annual revenues are estimated to be approximately $500 million. For segment presentation, World Courier is included in Other.

         The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $263.7 million, which was allocated to goodwill. The Company is in the process of finalizing its fair value estimates for certain contingent liabilities assumed and the income tax assets acquired and liabilities assumed. The estimated fair value of intangible assets acquired of $250.0 million consists of a trade name of $110.5 million, customer relationships of $130.5 million, and software technology of $9.0 million. The trade name has been determined to have an indefinite life. The Company is amortizing the estimated fair values of the acquired customer relationships and software technology over the remaining estimated useful lives of 16 years and 5 years, respectively. Goodwill resulting from the acquisition is not expected to be deductible for income tax purposes.

         The Company has reflected revenues of $959.9 million and pre-tax earnings of $24.1 million related to the acquisitions of TheraCom and World Courier in its consolidated results of operations from the dates of their respective acquisitions. Pro forma results of operations for the aforementioned acquisitions for the fiscal years ended September 30, 2012 and 2011, as if such acquisitions had been completed as of the beginning of fiscal 2011, have not been presented because the pro forma results are not materially different from the Company's actual results for the periods indicated.

Note 3. Discontinued Operations

         As of September 30, 2012, the Company committed to a plan to divest its packaging and clinical trials services business, AndersonBrecon ("AB") to allow it to focus on its distribution, specialty, and manufacturer services businesses. The Company has classified AB's assets and liabilities as held for sale in the accompanying consolidated balance sheets and has classified AB's operating results as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Previously, AB was included in the Company's Other reportable segment. AB's revenue and income before income taxes were as follows:

	Fiscal Year Ended September 30,
(in thousands)	2012	2011	2010
Revenue	$230,894	$213,714	$177,519
Income before income taxes	$16,208	$15,907	$11,607

         The following table summarizes the assets and liabilities of AB (in thousands):

	September 30,
	2012	2011
Assets:
Accounts receivable	$33,202	$43,353
Merchandise inventories	32,327	23,433
Property and equipment, net	95,578	100,054
Goodwill and other intangible assets	56,919	57,364
Other assets	962	1,233

Assets held for sale	218,988	225,437

Liabilities:
Accounts payable	14,589	10,687
Accrued expenses and other	14,311	12,426
Other liabilities	19,938	19,425

Liabilities held for sale	48,838	42,538

Net assets	$170,150	$182,899

Note 4. Income Taxes

         The following illustrates domestic and foreign income (loss) before income taxes (in thousands):

	Fiscal year ended September 30,
	2012	2011	2010
Domestic	$1,193,047	$1,106,369	$1,002,669
Foreign	(29,916)	8,365	13,493

Total	$1,163,131	$1,114,734	$1,016,162

         The income tax provision is as follows (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Current provision:
Federal	$356,843	$194,816	$265,862
State and local	32,438	26,527	34,478
Foreign	5,026	3,473	1,497

	394,307	224,816	301,837

Deferred provision:
Federal	47,348	174,694	68,289
State and local	11,959	20,462	12,693
Foreign	1,331	(1,170)	3,541

	60,638	193,986	84,523

Provision for income taxes	$454,945	$418,802	$386,360

         A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended September 30,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	2.3	1.7	3.3
Foreign	0.3	—	—
Other	1.5	0.9	(0.3)

Effective income tax rate	39.1%	37.6%	38.0%

         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2012	2011
Merchandise inventories	$985,571	$898,655
Property and equipment	133,172	130,341
Goodwill and other intangible assets	250,789	144,096
Other	705	1,588

Gross deferred tax liabilities	1,370,237	1,174,680

Net operating loss and tax credit carryforwards	(74,609)	(41,410)
Capital loss carryforwards	(230,395)	(230,122)
Allowance for doubtful accounts	(30,856)	(32,882)
Accrued expenses	(9,651)	(462)
Employee and retiree benefits	(17,392)	(24,206)
Stock options	(28,197)	(25,697)
Other	(58,229)	(44,703)

Gross deferred tax assets	(449,329)	(399,482)
Valuation allowance for deferred tax assets	268,379	249,906

Deferred tax assets, net of valuation allowance	(180,950)	(149,576)

Net deferred tax liabilities	$1,189,287	$1,025,104

         The following tax carryforward information is presented as of September 30, 2012. The Company had $21.5 million of potential tax benefits from federal net operating loss carryforwards expiring in 9 to 19 years, $51.4 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years and $21.1 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. Included in the state net operating loss carryforwards is $6.0 million of potential tax benefits that if realized would be an increase to additional paid-in-capital and $14.8 million of potential tax benefits that if realized would reduce income tax expense. The Company had $230.4 million of potential tax benefits from capital loss carryforwards expiring in 2 to 4 years. The Company had $1.4 million of state tax credit carryforwards.

         In connection with the acquisition of World Courier, the Company acquired net operating loss carryforwards totaling approximately $78 million. The Company agreed with the sellers of World Courier to reimburse them for the Company's utilization of all U.S. net operating loss carryforwards and certain foreign net operating loss carryforwards that existed as of the acquisition date and will be realized by the Company through 2017. As such, the Company has recorded a deferred tax asset, net of valuation allowance, for the net operating losses expected to be realized and an offsetting liability for the amount to be repaid to the sellers as part of the preliminary purchase price allocation for World Courier. The amounts recorded are preliminary and subject to finalization.

         In fiscal 2012, the Company increased the valuation allowance on deferred tax assets by $18.5 million primarily due to the addition of certain foreign net operating loss carryforwards. In fiscal 2011, the Company increased the valuation allowance on deferred tax assets by $14.6 million primarily due to the addition of certain state net operating loss carryforwards.

         In fiscal 2012, 2011, and 2010, tax benefits of $25.7 million, $39.7 million, and $21.0 million, respectively, related to the exercise of employee stock options and lapse of restricted shares were recorded as additional paid-in capital.

         Income tax payments, net of refunds, were $302.1 million, $214.6 million and $257.8 million in the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2009.

         As of September 30, 2012 and 2011, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $43.3 million and $45.7 million, respectively ($30.1 million and $30.9 million, net of federal benefit, respectively). If recognized, these tax benefits would reduce income tax expense and the effective tax rate. As of September 30, 2012 and 2011, included in these amounts are $6.3 million and $9.9 million of interest and penalties, respectively, which the Company records in income tax expense.

         A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, in fiscal 2012, 2011, and 2010 is as follows (in thousands):

Balance at September 30, 2009	$37,649
Additions of tax positions of the current year	6,710
Additions of tax positions of the prior years	737
Reductions of tax positions of the prior years	(4,826)
Settlements with taxing authorities	(2,810)
Expiration of statutes of limitations	(630)

Balance at September 30, 2010	36,830
Additions of tax positions of the current year	5,866
Additions of tax positions of the prior years	3,592
Reductions of tax positions of the prior years	(386)
Settlements with taxing authorities	(7,136)
Expiration of statutes of limitations	(2,963)

Balance at September 30, 2011	35,803
Additions of tax positions of the current year	6,094
Additions of tax positions of the prior years	1,045
Additions of tax positions due to acquisitions	2,748
Reductions of tax positions of the prior years	(5,177)
Settlements with taxing authorities	(2,286)
Expiration of statutes of limitations	(1,237)

Balance at September 30, 2012	$36,990

         During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $2.3 million.

         Cumulative undistributed earnings of international subsidiaries were $93.0 million at September 30, 2012. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company's international operations. It is not practicable to estimate the amount of U.S. tax that would result upon the eventual repatriation of such earnings.

Note 5. Goodwill and Other Intangible Assets

         Following is a summary of the changes in the carrying value of goodwill for the fiscal years ended September 30, 2012 and 2011 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2010	$2,431,690	$70,044	$2,501,734
Goodwill recognized in connection with acquisitions (see Note 2)	17,495	8,412	25,907
Foreign currency translation	(1,760)	—	(1,760)
Goodwill impairment	—	(3,001)	(3,001)

Goodwill at September 30, 2011	2,447,425	75,455	2,522,880
Goodwill recognized in connection with acquisitions (see Note 2)	(134)	444,554	444,420
Foreign currency translation	5,797	—	5,797

Goodwill at September 30, 2012	$2,453,088	$520,009	$2,973,097

         Following is a summary of other intangible assets (in thousands):

	September 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles — trade names	$344,004	$—	$344,004	$233,348	$—	$233,348
Finite-lived intangibles:
Customer relationships	279,656	(75,540)	204,116	90,953	(58,055)	32,898
Other	68,099	(35,771)	32,328	45,265	(28,671)	16,594

Total other intangible assets	$691,759	$(111,311)	$580,448	$369,566	$(86,726)	$282,840

         During the fiscal year ended September 30, 2011, the Company recorded a goodwill impairment charge of $3.0 million and a customer relationship impairment charge of $3.5 million relating to one of its smaller business units. For segment presentation, this charge was included in Other.

         During the fiscal year ended September 30, 2010, the Company recorded trade name impairment charges totaling $3.2 million relating to certain of its smaller business units. For segment presentation, this charge was included in Other.

         Amortization expense for other intangible assets was $23.5 million, $14.6 million, and $14.4 million in the fiscal years ended September 30, 2012, 2011, and 2010, respectively. Amortization expense for other intangible assets is estimated to be $27.2 million in fiscal 2013, $25.4 million in fiscal 2014, $21.3 million in fiscal 2015, $20.3 million in fiscal 2016, $16.9 million in 2017 and $125.3 million thereafter.

Note 6. Debt

         Debt consisted of the following:

	September 30,
	2012	2011
	(Dollars in thousands)
Blanco revolving credit facility	$—	$55,000
Receivables securitization facility due 2015	—	—
Multi-currency revolving credit facility at 2.22% and 2.48%, respectively, due 2017	50,839	21,851
$392,326, 5 5/8% senior notes due 2012	—	392,000
$500,000, 5 7/8% senior notes due 2015	499,091	498,822
$400,000, 4 7/8% senior notes due 2019	397,485	397,190
$500,000, 3 1/2% senior notes due 2021	499,355	—
Other	—	89

Total debt	1,446,770	1,364,952
Less current portion	—	392,089

Total, net of current portion	$1,446,770	$972,863

    Long-Term Debt

         In February 2012, the Company repaid the borrowings under the Blanco Credit Facility, which was terminated.

         The Company has a multi-currency senior unsecured credit facility for $700 million, which was scheduled to expire in March 2015 (the "Multi-Currency Revolving Credit Facility"), with a syndicate of lenders. In October 2011, the Company entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to October 2016. The amendment also reduced the Company's borrowing rates and facility fees. In November 2012, the Company further extended the maturity date to November 2017. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company's debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2012). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on the Company's debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at September 30, 2012). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

         The Company has $500 million of 5 7/8% senior notes due September 15, 2015 (the "2015 Notes"), $400 million of 4 7/8% senior notes due November 15, 2019 (the "2019 Notes"), and $500 million of 3 1/2% senior notes due November 15, 2021 (the "2021 Notes") (together, the "Notes"). The 2015 Notes, 2019 Notes, and 2021 Notes were sold at 99.5%, 99.2%, and 99.858% of the principal amount, respectively, and have effective interest yields of 5.94%, 4.98%, and 3.52% respectively. Interest on the Notes is payable semiannually in arrears. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the notes.

         All of the Notes and the Multi-Currency Revolving Credit Facility were previously guaranteed on a joint and several basis by certain of the Company's subsidiaries, which were known as the guarantor subsidiaries. On June 29, 2012, in accordance with the terms of the documents governing the underlying obligations, each of the guarantor subsidiaries was released from its obligations under the guarantee of the Notes and the Multi-Currency Revolving Credit Facility. As a result, the Company no longer discloses selected consolidating financial statements of its parent and its guarantors and non-guarantor subsidiaries.

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

    Receivables Securitization Facility

         The Company has a $700 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in April 2014. In October 2011, the Company entered into an amendment to the Receivables Securitization Facility to extend the maturity date to October 2014. The amendment also reduced the Company's borrowing rates. In November 2012, the Company further extended the maturity date to November 2015. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. The Company pays an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At September 30, 2012, there were no borrowings outstanding under the Receivables Securitization Facility. In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

    Commercial Paper Program

         On October 31, 2011, the Company established a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings under the commercial paper program at September 30, 2012.

    Other Information

         Scheduled future principal payments of long-term debt are $500.0 million in fiscal 2015, $50.8 in fiscal 2017, and $900.0 million thereafter.

         Interest paid on the above indebtedness during the fiscal years ended September 30, 2012, 2011, and 2010 was $84.5 million, $74.2 million, and $63.8 million, respectively.

         Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $5.2 million, $4.7 million, and $5.0 million, for the fiscal years ended September 30, 2012, 2011, and 2010, respectively.

Note 7. Stockholders' Equity and Earnings per Share

         The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").

         The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2012.

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

         The following table illustrates the components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2012 and 2011 (in thousands):

	September 30,
	2012	2011
Pension and postretirement adjustments (See Note 8)	$(45,828)	$(47,366)
Foreign currency translation	15,207	(3,228)
Other	(166)	(274)

Total accumulated other comprehensive loss	$(30,787)	$(50,868)

         In November 2008, the Company's board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2009, the Company purchased 23.3 million shares of Common Stock under this program for a total of $431.9 million. During the fiscal year ended September 30, 2010, the Company purchased 2.8 million shares of its Common Stock for a total of $68.1 million to complete its authorization under this program.

         In November 2009, the Company's board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2010, the Company purchased 14.4 million shares of its Common Stock under this program for a total of $401.9 million. During the fiscal year ended September 30, 2011, the Company purchased 3.2 million shares of its Common Stock for a total of $98.1 million to complete its authorization under this program.

         In September 2010, the Company's board of directors authorized a program allowing the Company to purchase up to $500 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2011, the Company purchased 13.3 million shares of its Common Stock for a total of $500.0 million to complete its authorization under this program.

         In August 2011, the Company's board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2011, the Company purchased 6.6 million shares of its Common Stock for a total of $250.0 million. During the fiscal year ended September 30, 2012, the Company purchased 13.4 million shares of its Common Stock for $500.0 to complete its authorization under this program.

         In May 2012, the Company's board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. On August 13, 2012, the Company entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $650 million for an initial delivery of 16.8 million shares. The initial payment of $650 million funded stock purchases of $647.2 million, $2.0 million of previously declared dividends that were scheduled to be paid on September 4, 2012, and $0.8 million in other fees. The number of shares ultimately purchased was based on the volume-weighted average price of the Company's Common Stock during the term of the ASR. The ASR transaction was settled on October 9, 2012, at which time the Company received 0.1 million incremental shares. In addition to the ASR transaction, during the fiscal year ended September 30, 2012, the Company purchased 0.2 million of its Common Stock for a total of $5.9 million. The Company had $96.9 million of availability remaining under this share repurchase program as of September 30, 2012.

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

	September 30,
	2012	2011	2010
Weighted average common shares outstanding — basic	252,906	272,471	282,258
Effect of dilutive securities — stock options and restricted stock	3,997	5,246	4,988

Weighted average common shares outstanding — diluted	256,903	277,717	287,246

         The potentially dilutive employee stock options that were antidilutive for fiscal 2012, 2011, and 2010 were 2.1 million, 2.0 million, and 2.1 million, respectively.

Note 8. Pension and Other Benefit Plans

         The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $20.3 million, $19.3 million, and $20.9 million in fiscal 2012, 2011, and 2010, respectively.

         The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans and postretirement benefit plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of income taxes. Included in accumulated other comprehensive loss at September 30, 2012 are net actuarial losses of $78.5 million ($45.8 million, net of income taxes). The net actuarial loss in accumulated other comprehensive loss that is expected to be amortized into fiscal 2013 net periodic pension expense is $5.2 million ($3.0 million, net of income taxes).

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

         The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal Year Ended September 30,
	2012	2011
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$154,887	$142,982
Interest cost	6,560	7,036
Actuarial losses	17,942	11,287
Benefit payments	(13,134)	(6,446)
Other	(11)	28

Benefit obligation at end of year	$166,244	$154,887

Change in Plan Assets:
Fair value of plan assets at beginning of year	$122,242	$113,475
Actual return on plan assets	26,775	4,014
Employer contributions	23,444	12,185
Expenses	(936)	(986)
Benefit payments	(13,134)	(6,446)

Fair value of plan assets at end of year	$158,391	$122,242

Funded Status and Amounts Recognized:
Funded status	$(7,853)	$(32,645)

Net amount recognized	$(7,853)	$(32,645)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(4,456)	$(10,730)
Noncurrent liabilities	(3,397)	(21,915)

Net amount recognized	$(7,853)	$(32,645)

         Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2012	2011
Discount rate	3.70%	4.60%
Rate of increase in compensation levels	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%

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

         The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$6,560	$7,036	$6,959
Expected return on plan assets	(10,475)	(9,289)	(7,918)
Recognized net actuarial loss	4,758	4,768	3,964
Loss due to curtailments, settlements and other	1,518	828	52

Net periodic pension cost of defined benefit pension plans	2,361	3,343	3,057
Net pension cost of multi-employer plans	294	340	364

Total pension expense	$2,655	$3,683	$3,421

         Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2012	2011	2010
Discount rate	4.60%	5.00%	5.55%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

         To determine the expected long-term rate of return on assets, the Company considered the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

         The Compensation and Succession Planning Committee ("Compensation Committee") of the Company's board of directors has delegated the administration of the pension and benefit plans to the Company's Benefits Committee, an internal committee, composed of senior finance, human resources and legal executives. The Benefits Committee is responsible for oversight of the investment management of the assets of the Company's pension plans and the investment options under the Company's savings plans as well as the performance of the investment advisers and plan administrators. The Benefits Committee has adopted an investment policy for the Company's pension plan, which includes guidelines regarding, among other things, the selection of acceptable asset classes, allowable ranges of holdings, rebalancing of assets, the definition of acceptable securities within each class, and investment performance expectations.

         The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans' assets at the measurement date are as follows:

	Pension Asset Allocation		Target Allocation
	2012	2011	2012	2011
Asset Category:
Equity securities	42%	53%	42%	60%
Debt securities	58	47	58	40

Total	100%	100%	100%	100%

         The investment goals are to achieve the optimal return possible within the specific risk parameters and, at a minimum, produce results, which achieve the plans' assumed interest rate for funding the plans over a full market cycle. High levels of risk and volatility are reduced by maintaining diversified portfolios. Allowable investments include government-backed fixed income securities, investment grade corporate bonds, residential backed mortgage securities, equity securities and cash equivalents. Prohibited investments include unregistered or restricted stock, commodities, margin trading, options and futures, short-selling, venture capital, private placements, real estate and other high risk investments.

         The fair value of the Company's pension plan assets, totaling $158.4 million and $122.2 million at September 30, 2012 and 2011, respectively, is determined using a fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

         The Company's pension plan assets at September 30, 2012 were comprised of $0.9 million invested in money market funds, $66.4 million invested in commingled equity funds, and $91.1 million invested in commingled fixed-income funds. The Company's pension plan assets at September 30, 2011 were comprised of $0.9 million invested in money market funds, $65.1 million invested in commingled equity funds, and $56.2 million invested in commingled fixed income funds. The fair values of the money market funds were determined using the Level 1 hierarchy. The fair values of the equity and fixed-income commingled funds, which have daily net asset values derived from the underlying securities, were primarily determined by using the Level 2 hierarchy.

         As of September 30, 2012 and 2011 all of the Company's defined benefit pension plans had accumulated and projected benefit obligations in excess of plan assets. The amounts related to these plans were as follows (in thousands):

	2012	2011
Accumulated benefit obligation	$166,244	$154,887
Projected benefit obligation	$166,244	$154,887
Plan assets at fair value	$158,391	$122,242

         Although the Company was not required to contribute to its salaried benefit plan in fiscal 2012 or 2011, it elected to make contributions of $15.0 million and $10.0 million, respectively. Expected benefit payments over the next ten years, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2013	$10,257
2014	6,393
2015	6,755
2016	7,554
2017	8,319
2018-2022	40,839

Total	$80,117

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

         The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal Year Ended September 30,
	2012	2011
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$11,500	$12,777
Interest cost	501	604
Actuarial loss (gain)	116	(538)
Benefit payments	(1,307)	(1,343)

Benefit obligation at end of year	$10,810	$11,500

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,307	1,343
Benefit payments	(1,307)	(1,343)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(10,810)	$(11,500)

Net amount recognized	$(10,810)	$(11,500)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(943)	$(1,186)
Noncurrent liabilities	(9,867)	(10,314)

Net amount recognized	$(10,810)	$(11,500)

         Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2012	2011
Discount rate	3.70%	4.60%
Health care trend rate assumed for next year	7.82%	8.10%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2022	2021

         Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$54	$(46)
Effect on benefit obligation	$1,182	$(1,002)

         The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$501	$604	$634
Recognized net actuarial gains	(958)	(455)	(532)

Total postretirement (income)/benefit expense	$(457)	$149	$102

         Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2012	2011	2010
Discount rate	4.60%	5.00%	5.55%
Health care trend rate assumed for next year	8.10%	8.39%	8.25%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2021	2020

         Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement Benefits
Fiscal Year:
2013	$943
2014	886
2015	730
2016	693
2017	657
2018-2022	2,863

Total	$6,772

    Defined Contribution Plans

         The Company sponsors the AmerisourceBergen Employee Investment Plan, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 25% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code, may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company that vest in full after five years of credited service.

         The Company also sponsors the AmerisourceBergen Corporation Supplemental 401(k) Plan. This unfunded plan provides benefits for selected key management, including all of the Company's executive officers. This plan will provide eligible participants with an annual amount equal to 4% of the participant's base salary and bonus incentive to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the Internal Revenue Code.

         Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2012, 2011, and 2010 were $16.4 million, $15.4 million, and $16.8 million, respectively.

    Deferred Compensation Plan

         The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant's compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2012. The Company's liability relating to its deferred compensation plan as of September 30, 2012 and 2011 was $10.5 million and $8.5 million, respectively.

Note 9. Share-Based Compensation

    Stock Options

         The Company's employee stock option plans provide for the granting of incentive and nonqualified stock options to acquire shares of Common Stock to employees at a price not less than the fair market value of the Common Stock on the date the option is granted. Option terms and vesting periods are determined at the date of grant by the Compensation Committee of the board of directors. Employee options generally vest ratably, in equal amounts, over a four-year service period and expire in seven years (ten years for all grants issued prior to February 2008). The Company's non-employee director stock option plans provide for the granting of nonqualified stock options to acquire shares of Common Stock to non-employee directors at the fair market value of the Common Stock on the date of the grant. Non-employee director options vest ratably, in equal amounts, over a three-year service period and expire in ten years.

         At September 30, 2012, employee and non-employee director stock options for an additional 20.4 million shares may be granted under the AmerisourceBergen Corporation Equity Incentive Plan.

         The estimated fair values of options granted are expensed as compensation on a straight-line basis over the requisite service periods of the awards and are net of estimated forfeitures. The Company estimates the fair values of option grants using a binomial option pricing model. Expected volatilities are based on the historical volatility of the Company's Common Stock and other factors, such as implied market volatility. The Company uses historical exercise data, taking into consideration the optionees' ages at grant date, to estimate the terms for which the options are expected to be outstanding. The Company anticipates that the terms of options granted in the future will be similar to those granted in the past. The risk-free rates during the terms of such options are based on the U.S. Treasury yield curve in effect at the time of grant.

         The weighted average fair values of the options granted during the fiscal years ended September 30, 2012, 2011, and 2010 were $6.36, $7.43, and $5.82, respectively. The following assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2012	2011	2010
Weighted average risk-free interest rate	0.59%	1.80%	1.76%
Expected dividend yield	1.39%	1.10%	1.14%
Weighted average volatility of common stock	25.63%	26.46%	27.11%
Weighted average expected life of the options	3.69 years	3.83 years	3.84 years

         Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2012, 2011, and 2010, the Company recorded stock option expense of $15.6 million, $18.9 million, and $21.9 million, respectively.

         A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000's)			(000's)
Outstanding at September 30, 2011	17,848	$24	5 years
Granted	3,414	$37
Exercised	(4,477)	$20
Forfeited	(699)	$31

Outstanding at September 30, 2012	16,086	$28	5 years	$171,536

Exercisable at September 30, 2012	8,485	$23	4 years	$132,756
Expected to vest after September 30, 2012	6,991	$34	6 years	$34,789

         The intrinsic value of stock option exercises during fiscal 2012, 2011, and 2010 was $82.1 million, $118.5 million, and $75.0 million, respectively.

         A summary of the status of the Company's nonvested options as of September 30, 2012 and changes during the fiscal year ended September 30, 2012 is presented below:

	Options	Weighted Average Grant Date Fair Value
	(000's)
Nonvested at September 30, 2011	7,912	$6
Granted	3,414	$6
Vested	(3,034)	$6
Forfeited	(691)	$6

Nonvested at September 30, 2012	7,601	$6

         During the fiscal years ended September 30, 2012, 2011, and 2010, the total fair values of options vested were $17.2 million, $18.0 million, and $18.8 million, respectively. Expected future compensation expense relating to the 7.6 million nonvested options outstanding as of September 30, 2012 is $36.0 million, which will be recognized over a weighted average period of 2.5 years.

    Restricted Stock and Restricted Stock Units

         Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years. During the fiscal years ended September 30, 2012, 2011, and 2010, the Company recorded restricted stock expense of $9.0 million, $8.5 million, and $7.8 million, respectively.

         A summary of the status of the Company's restricted shares as of September 30, 2012 and changes during the fiscal year ended September 30, 2012 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(000's)
Nonvested at September 30, 2011	1,063	$28
Granted	429	$37
Vested	(343)	$18
Forfeited	(91)	$32

Nonvested at September 30, 2012	1,058	$34

         During the fiscal years ended September 30, 2012, 2011, and 2010, the total fair values of restricted shares vested were $6.1 million, $7.3 million, and $9.4 million, respectively. Expected future compensation expense relating to the 1.1 million restricted shares outstanding as of September 30, 2012 is $15.0 million, which will be recognized over a weighted average period of 1.5 years.

    Performance Stock Units

         Beginning in fiscal 2012, performance stock units were granted to certain executive employees under the Plan, which represent Common Stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from 0 percent to 150 percent of the target award amount. The fair value of performance stock units is determined by the grant date market price of our Common Stock and the compensation expense associated with nonvested performance stock units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate of the number of shares that will ultimately be issued. During the fiscal year ended September 30, 2012, the Company recognized $1.5 million of compensation expense related to these performance stock units.

    Employee Stock Purchase Plan

         The stockholders approved the adoption of the AmerisourceBergen 2002 Employee Stock Purchase Plan, under which up to an aggregate of 16,000,000 shares of Common Stock may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Under this plan, the participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company's Common Stock at a price equal to 95% of the fair market value of the stock on the last business day of each six-month purchase period. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2012, 2011, and 2010, the Company acquired 113,692 shares, 106,959 shares, and 220,367 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2012, the Company has withheld $1.2 million from eligible employees for the purchase of additional shares of Common Stock.

Note 10. Leases and Other Commitments

         At September 30, 2012, future minimum payments totaling $319.6 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2013 — $56.7 million; 2014 — $52.3 million; 2015 — $46.4 million; 2016 — $38.9 million; 2017 — $29.6 million; and thereafter — $95.7 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $65.3 million in fiscal 2012, $53.3 million in fiscal 2011, and $61.7 million in fiscal 2010.

         The Company has commitments to purchase product from influenza vaccine manufacturers through the 2014/2015 flu season. The Company is required to purchase doses at prices it believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $76.4 million as of September 30, 2012.

         The Company has commitments to purchase blood products from suppliers through December 31, 2012. The Company is required to purchase quantities at prices it believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $24.8 million as of September 30, 2012.

         The Company outsources to IBM Global Services ("IBM") a significant portion of its corporate and AmerisourceBergen Drug Corporation information technology activities including assistance with the implementation of the Company's new enterprise resource planning ("ERP") system. The remaining commitment under the Company's ten-year arrangement, as amended, which expires in June 2015, is approximately $89.2 million as of September 30, 2012, of which $35.1 million represents the Company's commitment in fiscal 2013.

Note 11. Employee Severance, Litigation and Other

         The following table illustrates the charges incurred by the Company relating to employee severance, litigation and other for the three fiscal years ended September 30, 2012 (in thousands):

	2012	2011	2010
Employee severance	$34,721	$4,382	$(4,482)
Litigation costs	—	16,000	—
Costs relating to business acquisitions	11,100	3,185	—

Total employee severance, litigation and other	$45,821	$23,567	$(4,482)

         During fiscal 2010, as a result of the final settlement of an executive employee matter, the Company reversed its liability relating to this matter by $4.4 million.

         During fiscal 2011, the Company introduced its Energiz program, which encompasses a combination of initiatives, to maximize salesforce productivity, improve customer contractual compliance, and drive efficiency by linking the Company's information technology capabilities more effectively with its operations. In connection with the Energiz program, which the Company has completed as of September 30, 2011, the Company terminated 103 employees and incurred $4.4 million of severance costs.

         In October 2011, the Company entered into a preliminary settlement agreement with respect to the Qui Tam Matter (see Note 12). The Company accrued $16.0 million relating to this settlement.

         During fiscal 2012, the Company introduced a number of initiatives, some of which were made possible as a result of efficiencies gained through the Company's ERP implementation, to improve its operating efficiency across many of its businesses and certain administrative functions. In connection with these initiatives, the Company recorded $34.7 million of severance and other related costs and through September 30, 2012, 47 employees have been severed. Other costs include an estimated $10.3 million liability to exit our participation in a multi-employer pension plan resulting from a planned ABDC distribution facility closure in fiscal 2013.

         Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.

         The following table displays the activity in accrued expenses and other from September 30, 2010 to September 30, 2012 related to the matters discussed above (in thousands):

	Employee Severance	Litigation and Other	Total
Balance as of September 30, 2010	$1,134	$2,857	$3,991
Expense recorded during the period	4,382	19,185	23,567
Payments made during the period	(1,906)	(1,752)	(3,658)

Balance as of September 30, 2011	3,610	20,290	23,900
Expense recorded during the period	34,721	11,100	45,821
Payments made during the period	(5,668)	(13,537)	(19,205)

Balance as of September 30, 2012	$32,663	$17,853	$50,516

Note 12. Legal Matters and Contingencies

         In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company establishes reserves based on its periodic assessment of estimates of probable losses. There can be no assurance that an adverse resolution of one or more matters during any subsequent reporting period will not have a material adverse effect on the Company's results of operations for that period or on the Company's financial condition.

    Ontario Ministry of Health and Long-Term Care Civil Rebate Payment Order and Civil Complaint

         On April 27, 2009, the Ontario Ministry of Health and Long-Term Care ("OMH") notified the Company's Canadian subsidiary, AmerisourceBergen Canada Corporation ("ABCC"), that it had entered a Rebate Payment Order requiring ABCC to pay C$5.8 million to the Ontario Ministry of Finance. OMH maintained that it had reasonable grounds to believe that ABCC accepted rebates, directly or indirectly, in violation of the Ontario Drug Interchangeability and Dispensing Fee Act. OMH at the same time announced similar rebate payment orders against other wholesalers, generic manufacturers, pharmacies, and individuals. ABCC cooperated fully with OMH prior to the entry of the Order by responding fully to requests for information and/or documents and continued to cooperate. ABCC filed an appeal of the Order pursuant to OMH procedures in May 2009. In addition, on the same day that the Order was issued, OMH notified ABCC that it had filed a civil complaint with Health Canada (department of the Canadian government responsible for national public health) against ABCC for potential violations of the Canadian Food and Drug Act. Health Canada subsequently conducted an audit of ABCC, and ABCC cooperated fully with Health Canada in the conduct of the audit. The Company believes that ABCC did not violate the relevant statutes and regulations and conducted its business consistent with widespread industry practices. However, in order to resolve the matter, ABCC has agreed to pay OMH C$0.7 million to settle the matter.

    Qui Tam Matter

         On October 24, 2011, the Company announced that it had reached a preliminary agreement for a civil settlement (the "Preliminary Settlement") with the United States Attorney's Office for the Eastern District of New York ("USAO"), the plaintiff states and the relator (collectively, the "Plaintiffs") of claims against two of the Company's business units, ASD Specialty Healthcare, Inc. ("ASD") and International Nephrology Network ("INN"), who were named, along with Amgen Inc., in a civil case filed under the qui tam provisions of the federal and various state civil False Claims Acts. The civil case was administratively closed after the Preliminary Settlement was reached. The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement with the Plaintiffs, which the Company expects to finalize in 2013. The Company does not expect INN or ASD to admit any liability in connection with the settlement. The Company recorded a $16 million charge in the fiscal year ended September 30, 2011 in connection with the Preliminary Settlement.

         The qui tam provisions of False Claims Acts permit a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. The qui tam complaint against Amgen, ASD and INN was initially filed under seal by a former Amgen employee in the United States District Court for the District of Massachusetts (the "District of Massachusetts case"). The Company first learned of the matter on January 21, 2009 when it received notice that the United States Attorney for the Eastern District of New York was investigating allegations in the sealed civil complaint. On October 30, 2009, 14 states filed a complaint to intervene in the case. However, following the resolution of a number of motions, including a motion to dismiss, filed in the United States District Court for the District of Massachusetts and appeals filed in the United States Court of Appeals for the First Circuit in connection with the matter, only six states (California, Illinois, Indiana, Massachusetts, New Mexico and New York) and the relator were permitted to proceed with their complaints until the case was administratively closed in connection with the Preliminary Settlement. The allegations in the closed case related to the distribution and sale of Amgen's anemia drug, Aranesp. ASD is a distributor of pharmaceuticals to physician practices and INN is a group purchasing organization for nephrologists and nephrology practices. The plaintiff states and/or the relator alleged that from 2002 through 2009 Amgen, ASD and INN offered remuneration to medical providers in violation of federal and state health laws to increase purchases and prescriptions of Aranesp and that these violations caused medical providers to submit false certifications and false claims for payment in violation of the federal and state civil False Claims Acts. Amgen, ASD and INN were also alleged to have caused healthcare providers to bill federal and state healthcare programs for Aranesp that was either not administered or administered, but medically unnecessary.

         The Company has learned that there are prior and subsequent filings in one or more federal district courts, including a complaint filed by one of its former employees, that are under seal and involve allegations against the Company (and/or subsidiaries or businesses of the Company, including its group purchasing organization for oncologists and its oncology distribution business) similar to those raised in the District of Massachusetts case. ABSG has also received a subpoena from the USAO requesting production of documents and information relating to ABSG's Oncology Supply distribution center and pharmacy in Dothan, Alabama, which the Company believes could be related to a qui tam action that remains under seal. The Company is in the process of responding to the subpoena and is cooperating fully with the USAO. The Preliminary Settlement encompasses resolution of one of these other filings. The Company cannot predict the outcome of any other pending action in which any AmerisourceBergen entity is or may become a defendant.

    Subpoena from the United States Attorney's Office in New Jersey

         On May 4, 2012, the Company's subsidiary, ABDC, received a subpoena from the United States Attorney's Office in New Jersey (the "USAO") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. In addition to requesting information on ABDC's diversion control program generally, the subpoenas also request documents concerning specific customers' purchases of controlled substances. ABDC is in the process of responding to the subpoenas and is cooperating fully with the USAO and the DEA. The Company cannot predict the outcome of this matter.

    West Virginia Complaint

         On June 26, 2012, the Attorney General of the State of West Virginia ("West Virginia") filed a complaint (the "Complaint") in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants' alleged conduct. On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. On August 27, West Virginia filed a Motion to Remand, to which J.M. Smith Corporate d/b/a Smith Drug Company, joined by all other defendants, filed a reply. The parties are currently waiting for a ruling on the removal papers by the Court. The Company cannot predict the outcome of this matter.

Note 13. Litigation Settlements

    Antitrust Settlements

         Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2012, 2011, and 2010, the Company recognized gains of $14.8 million, $2.1 million, and $20.7 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company's consolidated statements of operations.

Note 14. Business Segment Information

         The Company is organized based upon the products and services it provides to its customers. The Company's operations are comprised the Pharmaceutical Distribution reportable segment and Other. The Pharmaceutical Distribution reportable segment consists of the AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG") operating segments. Other consists of the AmerisourceBergen Consulting Services ("ABCS") and World Courier operating segments.

         The Company has aggregated the operating segments of ABDC and ABSG into one reportable segment, the Pharmaceutical Distribution segment. The results of operations of the ABCS and World Courier operating segments are not significant enough to require separate reportable segment disclosure, and therefore have been included in Other for the purpose of reportable segment presentation.

         The Company's ability to aggregate ABDC and ABSG into one reportable segment was based on the following:

  •
  the objective and basic principles of ASC 280;

  •
  the aggregation criteria as noted in ASC 280; and

  •
  the fact that ABDC and ABSG have similar economic characteristics.

         The chief operating decision maker for the Company is the President and Chief Executive Officer of the Company whose function is to allocate resources to, and assess the performance of, the ABDC and ABSG operating segments. ABDC and ABSG each have an executive who functions as an operating segment manager whose role includes reporting directly to the President and Chief Executive Officer of the Company on their respective operating segment's business activities, financial results and operating plans.

         The businesses of the Pharmaceutical Distribution operating segments are similar in that they service both healthcare providers and pharmaceutical manufacturers in the pharmaceutical supply channel. The distribution of pharmaceutical drugs has historically represented more than 95% of the Company's revenues. ABDC and ABSG each operate in a high volume and low margin environment and, as a result, their economic characteristics are similar. Each operating segment warehouses and distributes products in a similar manner. Additionally, each operating segment is subject, in whole or in part, to the same extensive regulatory environment under which the pharmaceutical distribution industry operates.

         ABDC distributes a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies and other customers. ABDC also provides pharmacy management, staffing and other consulting services; scalable automated pharmacy dispensing equipment; medication and supply dispensing cabinets; and supply management software to a variety of retail and institutional healthcare providers. Additionally, ABDC delivers packaging solutions to institutional and retail healthcare providers.

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

         The Company's use of the term "specialty pharmaceutical products" refers to drugs used to treat complex diseases, such as cancer, diabetes, and multiple sclerosis. Specialty pharmaceutical products are part of complex treatment regimens for serious conditions and diseases that generally require ongoing clinical monitoring. The Company believes the terms "specialty" and "specialty pharmaceutical products" are used consistently by industry participants and our competitors. However, we cannot be certain that other distributors of specialty products define these and other similar terms in exactly the same manner as we do.

         As noted above, Other consists of the ABCS and World Courier operating segments. ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.

         The following tables illustrate reportable segment information for the periods indicated (in thousands):

	Revenue
Fiscal year ended September 30,	2012	2011	2010
Pharmaceutical Distribution	$78,349,334	$79,753,118	$77,552,936
Other	1,324,744	302,012	261,705
Intersegment eliminations	(184,482)	(51,286)	(38,181)

Revenue	$79,489,596	$80,003,844	$77,776,460

         Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution segment.

	Operating Income
Fiscal year ended September 30,	2012	2011	2010
Pharmaceutical Distribution	$1,226,430	$1,181,959	$1,051,292
Other	72,119	28,414	36,153
Employee severance, litigation and other	(45,821)	(23,567)	4,482

Operating income	1,252,728	1,186,806	1,091,927
Other (income) loss	(5,827)	(4,617)	3,372
Interest expense, net	95,424	76,689	72,393

Income from continuing operations before income taxes	$1,163,131	$1,114,734	$1,016,162

         Segment operating income is evaluated before employee severance, litigation and other; other (income) loss; and interest expense, net. All corporate office expenses are allocated to the operating segments within Pharmaceutical Distribution and Other.

	Assets
At September 30,	2012	2011
Pharmaceutical Distribution	$13,875,381	$14,365,828
Other	1,349,757	391,406
Assets held for sale	218,988	225,437

Total assets	$15,444,126	$14,982,671

	Depreciation & Amortization
Fiscal year ended September 30,	2012	2011	2010
Pharmaceutical Distribution	$112,707	$94,125	$72,017
Other	28,347	11,357	11,555

Total depreciation and amortization	$141,054	$105,482	$83,572

         Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items which are included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2012	2011	2010
Pharmaceutical Distribution	$116,729	$145,151	$166,916
Other	47,312	12,558	9,557

Total capital expenditures	$164,041	$157,709	$176,473

Note 15. Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable at September 30, 2012 and 2011 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $230.0 million and $491.1 million of investments in money market accounts as of September 30, 2012 and 2011, respectively. The fair values of the money market accounts were determined on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs. The recorded amount of debt (see Note 6) and the corresponding fair value, which is estimated based on quoted market prices, as of September 30, 2012 were $1,446.8 million and $1,635.6 million, respectively. The recorded amount of debt and the corresponding fair value, which is estimated based on quoted market prices, as of September 30, 2011 were $1,365.0 million and $1,507.0 million, respectively. The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

Note 16. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In thousands, except per share amounts)
Revenue	$20,311,922	$20,010,662	$19,714,038	$19,452,974	$79,489,596
Gross profit (a)	$583,917	$685,091	$680,542	$719,548	$2,669,098
Distribution, selling and administrative expenses, depreciation, and amortization	298,939	312,100	365,319	394,191	1,370,549
Employee severance, litigation and other	3,559	9,027	4,135	29,100	45,821

Operating income	$281,419	$363,964	$311,088	$296,257	$1,252,728
Income from continuing operations	$159,957	$209,144	$179,747	$159,338	$708,186
Income from discontinued operations, net of tax (b)	2,159	2,961	1,524	4,156	10,800

Net income	$162,116	$212,105	$181,271	$163,494	$718,986
Earnings per share from continuing operations:
Basic	$0.62	$0.81	$0.71	$0.66	$2.80
Diluted	$0.61	$0.80	$0.70	$0.65	$2.76
Earnings per share:
Basic	$0.63	$0.82	$0.72	$0.67	$2.84
Diluted	$0.62	$0.81	$0.71	$0.66	$2.80

(a)
The fourth quarter of 2012 includes a gain of $14.8 million from antitrust litigation settlements.

(b)
Includes income from AndersonBrecon, which has been classified as a discontinued operation.

	Fiscal Year Ended September 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In thousands, except per share amounts)
Revenue	$19,842,946	$19,711,214	$20,102,496	$20,347,188	$80,003,844
Gross profit (a)	$573,746	$677,922	$643,246	$606,681	$2,501,595
Distribution, selling and administrative expenses, depreciation and amortization	298,198	316,297	331,039	339,182	1,284,716
Employee severance, litigation and other	—	—	—	23,567	23,567
Intangible asset impairments	—	—	—	6,506	6,506

Operating income	$275,548	$361,625	$312,207	$237,426	$1,186,806
Income from continuing operations	$160,090	$211,960	$181,236	$142,646	$695,932
Income from discontinued operations, net of tax (b)	410	2,421	3,183	4,678	10,692

Net income	$160,500	$214,381	$184,419	$147,324	$706,624
Earnings per share from continuing operations:
Basic	$0.58	$0.77	$0.66	$0.54	$2.55
Diluted	$0.57	$0.76	$0.65	$0.53	$2.51
Earnings per share:
Basic	$0.58	$0.78	$0.67	$0.55	$2.59
Diluted	$0.57	$0.77	$0.66	$0.54	$2.54

(a)
The third and fourth quarters of fiscal 2011 include gains of $1.2 million and $0.9 million, respectively, from antitrust litigation settlements.

(b)
Includes income from AndersonBrecon, which has been classified as a discontinued operation.

Note 17. Subsequent Events

    Dividend Increase

         On November 1, 2012, the Company's board of directors increased the quarterly dividend paid on Common Stock by 62% and declared a regular quarterly cash dividend of $0.21, payable on December 3, 2012 to shareholders of record on November 19, 2012.

    New $750 Million Share Repurchase Program

         On November 1, 2012, the Company's board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions.

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

         The Company's Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) and have concluded that the Company's disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

         There were no changes during the fiscal quarter ended September 30, 2012 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of AmerisourceBergen Corporation ("AmerisourceBergen" or the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. AmerisourceBergen's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

           (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

           (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

           (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2012.

         During the third quarter of fiscal 2012, the Company acquired World Courier, Inc. ("World Courier"). The Company will begin the process of evaluating World Courier's internal controls during fiscal 2013. As permitted by related SEC staff interpretative guidance for newly acquired businesses, the Company excluded World Courier from management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In the aggregate, World Courier represented 4.7% of the total assets and 0.3% of total revenues of the Company as of and for the fiscal year ended September 30, 2012.

         AmerisourceBergen's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of AmerisourceBergen's internal control over financial reporting. This report is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of AmerisourceBergen Corporation

         We have audited internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AmerisourceBergen Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of World Courier, Inc, which is included in the 2012 consolidated financial statements of AmerisourceBergen Corporation and subsidiaries and constituted 4.7% and 22.9% of total and net assets, respectively, as of September 30, 2012 and 0.3% and 1.2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of World Courier, Inc.

         In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012 and our report dated November 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 27, 2012

ITEM 9B.    OTHER INFORMATION

         None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2013 Annual Meeting of stockholders (the "2013 Proxy Statement") including information under "Election of Directors," "Additional Information about the Directors, the Board and the Board Committees," "Codes of Ethics," "Audit Matters," and "Section 16 (a) Beneficial Reporting Compliance," is incorporated herein by reference. We will file the 2013 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

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

ITEM 11.    EXECUTIVE COMPENSATION

         Information contained in the 2013 Proxy Statement, including information appearing under "Compensation Matters" and "Executive Compensation" in the 2013 Proxy Statement, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

         Information contained in the 2013 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2013 Proxy Statement, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

         Information contained in the 2013 Proxy Statement, including information appearing under "Additional Information about the Directors, the Board, and the Board Committees," "Corporate Governance," "Agreements with Employees" and "Certain Transactions" in the 2013 Proxy Statement, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information contained in the 2013 Proxy Statement, including information appearing under "Audit Matters" in the 2013 Proxy Statement, is incorporated herein by reference.

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
3.1
Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment dated February 7, 2011 (incorporated by reference Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 22, 2011).
4.1
Purchase Agreement, dated September 8, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, Lehman Brothers Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., Wachovia Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
4.2
Indenture, dated as of September 14, 2005, among the Registrant, certain of the Registrant's subsidiaries as guarantors thereto and J.P. Morgan Trust Company, National Association, as trustee, related to the Registrant's 5 5/8% Senior Notes due 2012 and 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
4.3	Form of 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
4.4
Exchange and Registration Rights Agreement, dated September 14, 2005, by and among the Registrant, the Subsidiary Guarantors named therein, and Lehman Brothers Inc. on behalf of the Initial Purchasers under the Purchase Agreement dated September 8, 2005 (incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
4.5
Underwriting Agreement, dated November 16, 2009, between the Registrant and J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on November 17, 2009).
4.6
Indenture, dated as of November 19, 2009, among the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 23, 2009).
4.7
First Supplemental Indenture, dated as of November 19, 2009, among the Registrant, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 23, 2009).
4.8
Second Supplemental Indenture, dated as of November 14, 2011, by and among the Registrant, the subsidiary guarantors named therein and U.S. Bank National Association related to Registrant's 3.500% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 14, 2011).
4.9	Form of 4.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 23, 2009).
4.10	Underwriting Agreement for 3.500% Senior Notes due 2021, dated as of November 8, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 9, 2011).
‡10.1	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).
‡10.2
AmerisourceBergen Drug Corporation Supplemental Retirement Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
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

Exhibit Number	Description
‡10.6	AmerisourceBergen Corporation 2001 Non-Employee Directors' Stock Option Plan, as amended and restated November 9, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
‡10.7
AmerisourceBergen Corporation 2001 Restricted Stock Plan, as amended and restated as of November 12, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
‡10.8
AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
‡10.9
AmerisourceBergen Corporation Supplemental 401(k) Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
‡10.10
AmerisourceBergen Corporation Equity Incentive Plan, as amended and restated as of January 1, 2011(incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
‡10.11
AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective November 11, 2010, as amended as of May 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
‡10.12
AmerisourceBergen Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
‡10.13
Employment Agreement, dated as of February 1, 2010, between the Registrant and June Barry (incorporated by reference to Exhibit 10.20 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
‡10.14
Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).
‡10.15
Letter Agreement, dated January 7, 2009, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).
‡10.16
Second Amendment and Restatement of Employment Agreement, dated as of November 11, 2010, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2010).
‡10.17
Amended and Restated Employment Agreement, dated as of November 24, 2008, between the Registrant and Michael D. DiCandilo (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).
‡10.18
Letter Agreement, dated January 7, 2009, between the Registrant and Michael D. DiCandilo (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).
‡10.19
Separation and General Release Agreement, dated April 2, 2012, between the Registrant and Michael D. DiCandilo (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).
‡10.20
Employment Agreement, dated as of April 8, 2010, between the Registrant and James D. Frary (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on November 23, 2010).
‡10.21	Employment Agreement, dated as of May 10, 2012, between the Registrant and Tim G. Guttman.
‡10.22
Employment Agreement, dated as of November 26, 2010, between the Registrant and Peyton R. Howell (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed on November 22, 2011).
‡10.23
Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Registrant and David W. Neu (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on November 22, 2011).
‡10.24	Letter Agreement, dated January 7, 2009, between the Registrant and David W. Neu (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on November 22, 2011).
10.25
Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as Originator, and AmeriSource Receivables Financial Corporation, as Buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

Exhibit Number	Description
10.26	First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation as Originator (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2010).
10.27
Second Amendment to Receivables Sales Agreement, dated as of April 28, 2011, between Amerisource Receivables Financial Corporation, Buyer, and AmerisourceBergen Drug Corporation, as Originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.28
Third Amendment to Receivables Sale Agreement, dated as of October 28, 2011, between Amerisource Receivables Financial Corporation, as Buyer, and AmerisourceBergen Drug Corporation, as Originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).
10.29
Amended and Restated Receivables Purchase Agreement, dated as of April 29, 2010, among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Initial Servicer, Bank of America, National Association, as Administrator and various purchaser groups, dated as of July 10, 2003 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010).
10.30
First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of April 28, 2011, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as initial Servicer, various purchaser groups, and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.31
Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 28, 2011, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchasing Agents and Purchasers party thereto and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).
10.32
Amended and Restated Performance Undertaking, dated December 2, 2004, executed by the Registrant, as Performance Guarantor, in favor of Amerisource Receivables Financial Corporation, as Recipient (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed on November 22, 2011).
10.33
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, among Registrant, Amerisource Receivables Financial Corporation, Bank of America, National Association, as Administrator, and various purchaser groups (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.34
Credit Agreement, dated as of March 18, 2011, among AmerisourceBergen Corporation, the Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2011).
10.35
The Amendment and Restatement Agreement, dated as of October 28, 2011, among the Registrant, the Borrowing Subsidiaries party thereto, the Guarantors party thereto, the financial institutions party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).
10.36
AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011).
14
AmerisourceBergen Corporation Code of Ethics for Designated Senior Officers (incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description
101	Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

AMERISOURCEBERGEN CORPORATION
Date: November 27, 2012	By:	/s/ STEVEN H. COLLIS Steven H. Collis President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 27, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS Steven H. Collis	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ TIM G. GUTTMAN Tim G. Guttman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ LAZARUS KRIKORIAN Lazarus Krikorian	Vice President and Corporate Controller
/s/ RICHARD C. GOZON Richard C. Gozon	Director and Chairman
/s/ CHARLES H. COTROS Charles H. Cotros	Director
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	Director
/s/ EDWARD E. HAGENLOCKER Edward E. Hagenlocker	Director
/s/ JANE E. HENNEY, M.D. Jane E. Henney, M.D.	Director
/s/ KATHLEEN W. HYLE Kathleen W. Hyle	Director
/s/ MICHAEL J. LONG Michael J. Long	Director
/s/ HENRY W. MCGEE Henry W. McGee	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions- Describe (3)	Balance at End of Period
	(In thousands)
Year Ended September 30, 2012
Allowance for doubtful accounts	$93,015	$25,529	$—	$(25,640)	$92,904

Year Ended September 30, 2011
Allowance for doubtful accounts	$96,260	$39,229	$62	$(42,536)	$93,015

Year Ended September 30, 2010
Allowance for doubtful accounts	$90,881	$43,141	$—	$(37,762)	$96,260

(1)
Represents the provision for doubtful accounts.

(2)
Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)
Represents accounts written off during year, net of recoveries.

QuickLinks

PRICE RANGE OF COMMON STOCK
ISSUER PURCHASES OF EQUITY SECURITIES
STOCK PERFORMANCE GRAPH
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING