Form 10-Q
period 2012-12-31
AMERISOURCEBERGEN CORP
filed 2013-02-08
CIK 1140859

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  December 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2013 was  230,172,685.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands, except share and per share data)	2012	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$417,404	$1,066,608
Accounts receivable, less allowances for returns and doubtful accounts: $350,437 at December 31, 2012 and $345,408 at September 30, 2012	4,361,266	3,938,597
Merchandise inventories	5,965,563	5,689,147
Prepaid expenses and other	54,318	73,811
Assets held for sale	223,648	218,988
Total current assets	11,022,199	10,987,151

Property and equipment, at cost:
Land	33,297	33,299
Buildings and improvements	359,526	332,874
Machinery, equipment and other	1,012,739	984,445
Total property and equipment	1,405,562	1,350,618
Less accumulated depreciation	(605,222)	(570,605)
Property and equipment, net	800,340	780,013

Goodwill and other intangible assets	3,548,935	3,553,545
Other assets	124,058	123,417

TOTAL ASSETS	$15,495,532	$15,444,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,879,850	$9,630,110
Accrued expenses and other	522,968	572,453
Deferred income taxes	981,464	963,081
Liabilities held for sale	51,455	48,838
Total current liabilities	11,435,737	11,214,482

Long-term debt	1,396,107	1,446,770
Other liabilities	326,453	326,162

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 264,015,087 shares and 229,920,121 shares at December 31, 2012, respectively, and 262,542,659 shares and 235,394,281 shares at September 30, 2012, respectively	2,640	2,625
Additional paid-in capital	2,291,444	2,252,470
Retained earnings	1,389,439	1,270,423
Accumulated other comprehensive loss	(33,890)	(30,787)
Treasury stock, at cost: 34,094,966 shares at December 31, 2012 and 27,148,378 shares at September 30, 2012	(1,312,398)	(1,038,019)
Total stockholders’ equity	2,337,235	2,456,712

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,495,532	$15,444,126

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
(in thousands, except per share data)	2012	2011

Revenue	$21,466,314	$20,311,922
Cost of goods sold	20,794,390	19,728,005
Gross profit	671,924	583,917
Operating expenses:
Distribution, selling, and administrative	342,213	268,893
Depreciation	33,712	25,583
Amortization	6,811	4,463
Employee severance, litigation and other	1,929	3,559
Operating income	287,259	281,419
Other income	(23)	(1)
Interest expense, net	18,698	22,576
Income before income taxes	268,584	258,844
Income taxes	106,359	98,887
Income from continuing operations	162,225	159,957
Income from discontinued operations, net of income taxes	6,386	2,159
Net income	$168,611	$162,116

Earnings per share:
Basic earnings per share:
Continuing operations	$0.70	$0.62
Discontinued operations	0.03	0.01
Total	$0.73	$0.63
Diluted earnings per share:
Continuing operations	$0.69	$0.61
Discontinued operations	0.03	0.01
Rounding	(0.01)	—
Total	$0.71	$0.62

Weighted average common shares outstanding:
Basic	232,361	258,461
Diluted	235,992	263,084

Cash dividends declared per share of common stock	$0.21	$0.13

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,
(in thousands)	2012	2011
Net income	$168,611	$162,116
Other comprehensive (loss) income:
Net change in foreign currency translation adjustments	(3,130)	6,460
Other	27	27
Total other comprehensive (loss) income	(3,103)	6,487
Total comprehensive income	$165,508	$168,603

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
(in thousands)	2012	2011

OPERATING ACTIVITIES
Net income	$168,611	$162,116
Income from discontinued operations	(6,386)	(2,159)
Income from continuing operations	162,225	159,957
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	35,433	25,800
Amortization, including amounts charged to interest expense	7,963	6,082
(Benefit) provision for doubtful accounts	(439)	6,226
Provision for deferred income taxes	15,727	6,567
Share-based compensation	9,419	6,268
Other	6	2,199
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(429,765)	229,668
Merchandise inventories	(272,420)	(317,631)
Prepaid expenses and other assets	15,965	58,635
Accounts payable, accrued expenses, and income taxes	203,741	246,647
Other liabilities	820	(11,388)
Net cash (used in) provided by operating activities-continuing operations	(251,325)	419,030
Net cash provided by operating activities-discontinued operations	9,618	12,673
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(241,707)	431,703

INVESTING ACTIVITIES
Capital expenditures	(56,543)	(45,531)
Cost of acquired companies, net of cash acquired	—	(250,501)
Other	23	—
Net cash used in investing activities-continuing operations	(56,520)	(296,032)
Net cash used in investing activities-discontinued operations	(4,859)	(2,607)
NET CASH USED IN INVESTING ACTIVITIES	(61,379)	(298,639)

FINANCING ACTIVITIES
Long-term debt borrowings	—	499,290
Borrowings under revolving and securitization credit facilities	980,656	206,464
Repayments under revolving and securitization credit facilities	(1,031,148)	(142,638)
Purchases of common stock	(284,691)	(128,042)
Exercises of stock options, including excess tax benefits of $8,632 and $4,275 in fiscal 2013 and 2012, respectively	39,750	16,450
Cash dividends on common stock	(49,595)	(33,708)
Debt issuance costs and other	(1,090)	(6,535)
Net cash (used in) provided by financing activities-continuing operations	(346,118)	411,281
Net cash used in financing activities-discontinued operations	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(346,118)	411,281

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(649,204)	544,345
Cash and cash equivalents at beginning of period	1,066,608	1,825,990
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$417,404	$2,370,335

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2012 and the results of operations and cash flows for the interim periods ended December 31, 2012 and 2011 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts.

Note 2.  Discontinued Operations

The Company is committed to a plan to divest its packaging and clinical trials services business, AndersonBrecon (“AB”) to allow it to focus on its distribution, specialty, and manufacturer services businesses.  The Company has classified AB’s assets and liabilities as held for sale in the accompanying consolidated balance sheets and has classified AB’s operating results, net of tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented.  Previously, AB was included in Other for segment reporting.  AB’s revenue and income before income taxes were as follows:

	Three months ended December 31,
(in thousands)	2012	2011
Revenue	$61,538	$48,723
Income before income taxes	$10,301	$3,480

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

The following table summarizes the assets and liabilities of AB (in thousands):

	December 31,	September 30,
	2012	2012
Assets:
Accounts receivable	$31,035	$33,202
Merchandise inventories	33,218	32,327
Property and equipment, net	100,505	95,578
Goodwill and other intangible assets	57,114	56,919
Other assets	1,776	962
Assets held for sale	223,648	218,988

Liabilities:
Accounts payable	10,336	14,589
Accrued expenses and other	17,772	14,311
Other liabilities	23,347	19,938
Liabilities held for sale	51,455	48,838

Net assets	$172,193	$170,150

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of December 31, 2012, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $47.7 million ($33.8 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $7.1 million of interest and penalties, which the Company records in income tax expense.  During the three months ended December 31, 2012, unrecognized tax benefits increased by $4.3 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $3.2 million.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2012 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2012	$2,453,088	$520,009	$2,973,097
Foreign currency translation and other	(799)	3,000	2,201
Goodwill at December 31, 2012	$2,452,289	$523,009	$2,975,298

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	December 31, 2012			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles-trade names	$343,982	$—	$343,982	$344,004	$—	$344,004
Finite-lived intangibles:
Customer relationships	279,657	(80,308)	199,349	279,656	(75,540)	204,116
Other	68,107	(37,801)	30,306	68,099	(35,771)	32,328
Total other intangible assets	$691,746	$(118,109)	$573,637	$691,759	$(111,311)	$580,448

Amortization expense for other intangible assets was $6.8 million and $4.5 million in the three months ended December 31, 2012 and 2011, respectively.  Amortization expense for other intangible assets is estimated to be $27.2 million in fiscal 2013, $25.4 million in fiscal 2014, $21.3 million in fiscal 2015, $20.4 million in fiscal 2016, $16.9 million in fiscal 2017, and $125.3 million thereafter.

Note 5.  Debt

Debt consisted of the following (in thousands):

	December 31,	September 30,
	2012	2012

Receivables securitization facility due 2015	$—	$—
Multi-currency revolving credit facility at 2.22%, due 2017	—	50,839
$ 500,000, 5 7/8% senior notes due 2015	499,160	499,091
$ 400,000, 4 7/8% senior notes due 2019	397,574	397,485
$ 500,000, 3 1/2% senior notes due 2021	499,373	499,355
Total debt	$1,396,107	$1,446,770

The Company has a multi-currency senior unsecured revolving credit facility for $700 million, which was scheduled to expire in October 2016 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  In November 2012, the Company entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to November 2017.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2012).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at December 31, 2012).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at December 31, 2012.

The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in October 2014.  In November 2012, the Company entered into an amendment to the Receivables Securitization Facility to extend the maturity date to November 2015.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility.  At December 31, 2012, there were no borrowings outstanding under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

Note 6.  Stockholders’ Equity and Earnings per Share

In November 2012, the Company’s board of directors increased the quarterly cash dividend by 62% from $0.13 per share to $0.21 per share.

In May 2012, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  In August 2012, the Company entered into an Accelerated Share Repurchase (“ASR”) transaction with a financial institution and paid $650 million for an initial delivery of 16.8 million shares.  The initial payment of $650 million funded stock purchases of $647.2 million, $2.0 million of previously declared dividends that were scheduled to be paid in September 2012, and $0.8 million in other fees.  The number of shares ultimately purchased was based on the volume-weighted average price of the Company’s common stock during the term of the ASR.  The ASR transaction was settled in October 2012, at which time the Company received 0.1 million incremental shares.  In addition to the ASR transaction, during the fiscal year ended September 30, 2012, the Company purchased 0.2 million shares of its common stock for a total of $5.9 million and during the three months ended December 31, 2012, the Company purchased 0.6 million shares of its common stock for $25.7 million under this program.  This program was closed in the three months ended December 31, 2012 as a result of the November 2012 ASR transaction (see below).

In November 2012, the Company board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  Subsequently, in November 2012, the Company entered into an ASR transaction with a financial institution and paid $250 million for a delivery of 6.2 million shares.  The initial payment of $250 million funded stock purchases of $248.5 million, $1.3 million of previously declared dividends that were scheduled to be paid in December 2012, and $0.2 million in other fees.  The amount ultimately paid was based on the volume-weighted average price of the Company’s common stock during the term of the ASR.  The ASR transaction was settled in December 2012, at which time the Company paid the financial institution a cash settlement of $10.3 million.  The Company applied 1.7 million shares for $71.2 million to the May 2012 share repurchase program, which completed its authorization under that program.  The Company applied the remaining 4.5 million shares from the November 2012 ASR for $187.6 million to the November 2012 share repurchase program.  The Company had $562.4 million of availability remaining under this share repurchase program as of December 31, 2012.

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

	Three months ended December 31,
(in thousands)	2012	2011
Weighted average common shares outstanding - basic	232,361	258,461
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	3,631	4,623
Weighted average common shares outstanding - diluted	235,992	263,084

The potentially dilutive stock options that were antidilutive for the three months ended December 31, 2012 and 2011 were 1.9 million and 3.2 million, respectively.

Note 7.  Employee Severance, Litigation and Other

During fiscal 2012, the Company introduced a number of initiatives, some of which were made possible as a result of efficiencies gained through the Company’s ERP implementation, to improve its operating efficiency across many of its businesses and certain administrative functions.  In connection with these initiatives, the Company recorded $34.7 million of severance and other related costs in fiscal 2012.  Other costs included an estimated $10.3 million liability to exit our participation in a multi-employer pension plan resulting from a planned AmerisourceBergen Drug Corporation (“ABDC”) distribution facility closure in fiscal 2013.  Through December 31, 2012, 206 employees have been severed related to the fiscal 2012 initiatives.

In December 2012, the Company paid $16 million to settle the Qui Tam Matter (see Note 8).  The Qui Tam Matter liability was previously accrued within Litigation and Other.

In the three months ended December 31, 2012, the Company incurred $1.4 million of facility closure costs and $0.5 million of acquisition costs related to business combinations.

The following table displays the activity in accrued expenses and other from September 30, 2012 to December 31, 2012 related to the matters discussed above (in thousands):

	Employee Severance	Litigation and Other	Total

Balance as of September 30, 2012	$32,663	$17,853	$50,516
Expense recorded during the period	27	1,902	1,929
Payments made during the period	(3,876)	(16,458)	(20,334)
Balance as of December 31, 2012	$28,814	$3,297	$32,111

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Qui Tam Matter

On October 24, 2011, the Company announced that it had reached a preliminary agreement for a civil settlement (the “Preliminary Settlement”) with the United States Attorney’s Office for the Eastern District of New York (“USAO”), the plaintiff states and the relator (collectively, the “Plaintiffs”) of claims against two of the Company’s business units, ASD Specialty Healthcare, Inc. (“ASD”) and International Nephrology Network (“INN”), who were named, along with Amgen Inc., in a civil case filed under the qui tam provisions of the federal and various state civil False Claims Acts. The civil case was administratively closed after the Preliminary Settlement was reached.  The Company recorded a $16 million charge in fiscal year ended September 30, 2011 in connection with the Preliminary Settlement.  In December 2012, the Company finalized and made all payments in connection with the settlement with the USAO, the states, and the relator.  INN and ASD did not admit any liability in connection with the settlement.

The qui tam provisions of False Claims Acts permit a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. The qui tam complaint against Amgen, ASD and INN was initially filed under seal by a former Amgen employee in the United States District Court for the District of Massachusetts (the “District of Massachusetts case”). The Company first learned of the matter on January 21, 2009 when it received notice that the United States Attorney for the Eastern District of New York was investigating allegations in the sealed civil complaint. On October 30, 2009, 14 states filed a complaint to intervene in the case. However, following the resolution of a number of motions, including a motion to dismiss, filed in the United States District Court for the District of Massachusetts and appeals filed in the United States Court of Appeals for the First Circuit in connection with the matter, only six states (California, Illinois, Indiana, Massachusetts, New Mexico and New York) and the relator were permitted to proceed with their complaints until the case was administratively closed in connection with the Preliminary Settlement. The allegations in the closed case related to the distribution and sale of Amgen’s anemia drug, Aranesp. ASD is a distributor of pharmaceuticals to physician practices and INN is a group purchasing organization for nephrologists and nephrology practices. The plaintiff states and/or the relator alleged that from 2002 through 2009 Amgen, ASD and INN offered remuneration to medical providers in violation of federal and state health laws to increase purchases and prescriptions of Aranesp and that these violations caused medical providers to submit false certifications and false claims for payment in violation of the federal and state civil False Claims Acts. Amgen, ASD and INN were also alleged to have caused healthcare providers to bill federal and state healthcare programs for Aranesp that was either not administered or administered, but medically unnecessary.

The Company has learned that there are prior and subsequent filings in one or more federal district courts, including a complaint filed by one of its former employees, that are under seal and involve allegations against the Company (and/or subsidiaries or businesses of the Company, including its group purchasing organization for oncologists and its oncology distribution business) similar to those raised in the District of Massachusetts case. AmerisourceBergen Specialty Group (“ABSG”) has also received a subpoena from the USAO requesting production of documents and information relating to ABSG’s Oncology Supply distribution center and pharmacy in Dothan, Alabama, which the Company believes could be related to a qui tam action that remains under seal. The Company is in the process of responding to the subpoena and is cooperating fully with the USAO.  The Company cannot predict the outcome of any other pending action in which any AmerisourceBergen entity is or may become a defendant.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Subpoena from the United States Attorney’s Office in New Jersey

On May 4, 2012, the Company’s subsidiary, ABDC, received a subpoena from the United States Attorney’s Office in New Jersey (the “USAO”) in connection with a grand jury proceeding requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration (“DEA”) in connection with the matter. In addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request documents concerning specific customers’ purchases of controlled substances. ABDC has responded to the subpoenas and is cooperating fully with the USAO and the DEA. The Company cannot predict the outcome of this matter.

West Virginia Complaint

On June 26, 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed a complaint (the “Complaint”) in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants’ alleged conduct. On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. On August 27, West Virginia filed a Motion to Remand, to which J.M. Smith Corporate d/b/a Smith Drug Company, joined by all other defendants, filed a reply. The parties are currently waiting for a ruling on the removal papers by the Court. The Company cannot predict the outcome of this matter.

Note 9.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  During the three months ended December 31, 2012, the Company recognized a gain of $12.3 million relating the above-mentioned class action lawsuits.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 10.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at December 31, 2012 and September 30, 2012 approximate fair value based upon the relatively short-term nature of these financial instruments.  Within cash and cash equivalents, the Company had no investments in money market accounts as of December 31, 2012.  The

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Company had $230.0 million of investments in money market accounts as of September 30, 2012.  The fair values of the money market accounts were determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.  The recorded amount of debt (see Note 5) and the corresponding fair value as of December 31, 2012 were $1,396.1 million and $1,564.7 million, respectively.  The recorded amount of debt and the corresponding fair value as of September 30, 2012 were $1,446.8 million and $1,635.6 million, respectively.  The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

Note 11.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers.  The Company’s operations are comprised of the Pharmaceutical Distribution reportable segment and Other.  The Pharmaceutical Distribution reportable segment consists of the ABDC and ABSG operating segments.  Other consists of the AmerisourceBergen Consulting Services (“ABCS”) and World Courier, Inc. (“World Courier”) operating segments.

The following tables illustrate reportable segment information for the three months ended December 31, 2012 and 2011 (in thousands):

	Revenue
	Three months ended December 31,

	2012	2011
Pharmaceutical Distribution	$21,082,711	$20,134,050
Other	427,890	209,325
Intersegment eliminations	(44,287)	(31,453)
Revenue	$21,466,314	$20,311,922

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Operating Income
	Three months ended December 31,

	2012	2011
Pharmaceutical Distribution	$268,629	$275,372
Other	20,559	9,606
Employee severance, litigation and other	(1,929)	(3,559)
Operating income	287,259	281,419
Other income	(23)	(1)
Interest expense, net	18,698	22,576
Income before income taxes	$268,584	$258,844

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Segment operating income is evaluated before employee severance, litigation and other; other income; and interest expense, net.  All corporate office expenses are allocated to ABDC and ABSG within the Pharmaceutical Distribution reportable segment and to ABCS and World Courier within Other.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

We are a pharmaceutical services company serving the United States, Canada, and select global markets.  We provide drug distribution and related healthcare services and solutions to our pharmacy, physician, and manufacturer customers.  We are organized based upon the products and services we provide to our customers.  Our operations are comprised of the Pharmaceutical Distribution Reportable segment and Other.

We are committed to a plan to divest AndersonBrecon (a business unit within AmerisourceBergen Consulting Services); therefore, its operations are classified as discontinued operations for all periods presented.  All historical information provided herein has been retroactively adjusted to conform to our current presentation.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution reportable segment is comprised of two operating segments, which include the operations of AmerisourceBergen Drug Corporation (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”).  Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment’s operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.

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

Other

Other consists of the AmerisourceBergen Consulting Services (“ABCS”) operating segment and the World Courier Group, Inc. (“World Courier”) operating segment.  World Courier was acquired on April 30, 2012.  The results of operations of our ABCS and World Courier operating segments are not significant enough to require separate reportable segment disclosure, and therefore, have been included in “Other” for the purpose of our reportable segment presentation.

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

Results of Operations

Revenue

	Three months ended
	December 31,
(dollars in thousands)	2012	2011	Change
Pharmaceutical Distribution	$21,082,711	$20,134,050	4.7%
Other	427,890	209,325	104.4%
Intersegment eliminations	(44,287)	(31,453)	40.8%
Revenue	$21,466,314	$20,311,922	5.7%

Revenue of $21.5 billion in the quarter ended December 31, 2012 increased 5.7% from the prior year quarter.  This increase was largely due to the revenue growth of Pharmaceutical Distribution and the revenue growth of Other.

We continue to expect our revenue in fiscal 2013 to increase between 6% and 9%.  Our expected growth rate reflects our new three-year contract with Express Scripts, Inc. (“Express Scripts”), which became effective on October 1, 2012, to supply primarily brand-name pharmaceuticals.  Annual sales to Express Scripts in fiscal 2013 under this contract are estimated to be $18.5 billion.  In addition, fiscal 2013 will include a full year’s operating results of our fiscal 2012 acquisitions of TheraCom and World Courier.  Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 4.7%.  Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. Total intrasegment revenues were $865.9 million and $629.3 million in the quarters ended December 31, 2012 and 2011, respectively, and primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC’s facilities.

ABDC’s revenue increased 4.8% from the prior year quarter, before intrasegment eliminations.  The increase in ABDC’s revenue was primarily due to the new contract with Express Scripts, which became effective on October 1, 2012, offset in part by the loss of a food and drug retail group purchasing organization (“GPO”) customer and an increase in the use of lower priced generics.

ABSG’s revenue of $4.4 billion in the quarter ended December 31, 2012 increased 9.6% from the prior year quarter (before intrasegment eliminations) primarily due to the growth in its third-party logistics business and growth in its blood products, vaccine, and physician office distribution business.  The physician office distribution business continues to benefit from sales of a new ophthalmology drug.  ABSG’s revenue growth was partially offset by a decline in sales of certain specialty oncology drugs.  The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.  ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs.  Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in slower growth or reduced revenues.

Other

Other revenue increased $218.6 million from the prior year quarter primarily due to the incremental revenue contributions from TheraCom and World Courier, which were acquired in November 2011 and April 2012, respectively.  We expect Other revenue to increase between 30% and 35% in fiscal 2013 primarily due to the inclusion of World Courier’s revenue for a full fiscal year.

Gross Profit

	Three months ended
	December 31,
(dollars in thousands)	2012	2011	Change
Gross profit	$671,924	$583,917	15.1%

Gross profit in the quarter ended December 31, 2012 increased $88.0 million from the prior year quarter due to the incremental contributions made by our fiscal 2012 acquisitions (primarily World Courier), our overall generic revenue growth, and the growth of our non-oncology specialty distribution businesses.  These increases were offset in part by the lower gross profit related to the new Express Scripts contract, the lower number of generic launches and the reduced contribution from the sales of certain specialty oncology drugs.  Also, in the current quarter, we recognized a gain of $12.3 million from antitrust litigation settlements with pharmaceutical manufacturers.  This gain was recorded as a reduction to cost of goods sold.  There were no antitrust litigation settlements in the prior year quarter.

As a percentage of revenue, our gross profit margin of 3.13% in the quarter ended December 31, 2012 increased by 26 basis points from the prior year quarter.  The gross profit margin increase was due to the gross profit contributions from our fiscal 2012 acquisitions, primarily World Courier, our overall generic revenue growth and the above-mentioned antitrust litigation settlements, all of which was offset in part by the lower gross profit margin related to the new Express Scripts contract and competitive pressures on customer margins.

Operating Expenses

	Three months ended
	December 31,
(dollars in thousands)	2012	2011	Change
Distribution, selling and administrative	$342,213	$268,893	27.3%
Depreciation and amortization	40,523	30,046	34.9%
Employee severance, litigation and other	1,929	3,559	-45.8%
Total operating expenses	$384,665	$302,498	27.2%

Distribution, selling and administrative expenses in the quarter ended December 31, 2012 increased $73.3 million, or 27.3%, primarily due to the incremental operating costs of our fiscal 2012 acquired companies and an increase in operating costs of our Canadian drug distribution business to support a higher revenue base resulting from the implementation of a large customer contract in the second half of fiscal 2012.

Depreciation and amortization expense increased from the prior year quarter largely due to our fiscal 2012 acquisitions.

Employee severance, litigation and other for the quarter ended December 31, 2012 included $1.4 million of facility closure costs and $0.5 million of acquisition costs related to business combinations.  Employee severance, litigation and other for the quarter ended December 31, 2011 included $3.6 million of acquisition costs related to business combinations.

As a percentage of revenue, operating expenses were 1.79% in the quarter ended December 31, 2012, an increase of 30 basis points from the prior year quarter.  This increase was primarily due to the additions of our fiscal 2012 acquisitions, which have higher operating expenses as a percentage of revenue.  For the Pharmaceutical Distribution segment, as a percentage of revenue, operating expenses were down 1 basis point from the prior year quarter.

Operating Income

	Three months ended
	December 31,
(dollars in thousands)	2012	2011	Change
Pharmaceutical Distribution	$268,629	$275,372	-2.4%
Other	20,559	9,606	114.0%
Employee severance, litigation and other	(1,929)	(3,559)	-45.8%
Operating income	$287,259	$281,419	2.1%

Segment operating income is evaluated before employee severance, litigation and other.

Pharmaceutical Distribution operating income decreased $6.7 million from the prior year quarter due to a 10 basis point decline in operating margin due to decreased contributions from generic launches, customer mix shift towards lower margin business in ABDC (most notably the new Express Scripts contract), and an increase in operating costs related to our Canadian distribution business, all of which was offset in part by strong growth of certain of our specialty distribution businesses.  Other operating income increased $11.0 million from the prior year quarter due to the contribution made by our World Courier acquisition and due to the increase in operating income from our ABCS businesses.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended December 31, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$18,909	4.69%	$22,780	4.97%
Interest income	(211)	0.33%	(204)	0.15%
Interest expense, net	$18,698		$22,576

Interest expense decreased from the prior year quarter due to a decrease of $204.2 million in average borrowings, primarily due to the repayment of our $392 million, 5 5/8% senior notes in September 2012.

Income taxes in the quarter ended December 31, 2012 reflect an effective income tax rate of 39.6%, compared to 38.2% in the prior year quarter.  In the quarter ended December 31, 2012, our Canadian drug distribution business continued to generate operating losses.  As a result, we were not able to recognize a tax benefit related to these losses, and therefore our income tax rate was higher.  We expect that our effective tax rate in fiscal 2013 will be approximately 39.5%.

Income from continuing operations of $162.2 million in the quarter ended December 31, 2012 increased 1.4% from the prior year quarter.  Diluted earnings per share from continuing operations of $0.69 in the quarter ended December 31, 2012 increased 13.1% from $0.61 per share in the prior year quarter.  The difference between diluted earnings per share growth and the increase in income from continuing operations was due to the 10% reduction in weighted average common shares outstanding, primarily from purchases of our common stock, net of the impact of stock option exercises.

Income from discontinued operations, net of income taxes, of $6.4 million and $2.2 million, represents the income of AndersonBrecon for the quarters ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

The following table illustrates our debt structure at December 31, 2012, including availability under the multi-currency revolving credit facility and the receivables securitization facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$ 500,000, 5 7/8% senior notes due 2015	$499,160	$—
$ 400,000, 4 7/8% senior notes due 2019	397,574	—
$ 500,000, 3 1/2% senior notes due 2021	499,373	—
Total fixed-rate debt	1,396,107	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2017	—	690,036
Receivables securitization facility due 2015	—	950,000
Other	—	1,625
Total variable-rate debt	—	1,641,661
Total long-term debt	$1,396,107	$1,641,661

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility and our receivables securitization facility provides us sufficient sources of capital to fund our working capital requirements.

We have a $700 million multi-currency senior unsecured revolving credit facility, which was scheduled to expire in October 2016, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In November 2012, we entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to November 2017.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2012). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at December 31, 2012). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of December 31, 2012.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at December 31, 2012.

We have a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in October 2014. In November 2012, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to November 2015. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We currently pay an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At December 31, 2012, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

We have $500 million of 5 7/8% senior notes due September 15, 2015 (the “2015 Notes”), $400 million of 4 7/8% senior notes due November 15, 2019 (the “2019 Notes”) and $500 million of 3 1/2% senior notes due November 15, 2021 (the “2021 Notes”). Interest on the 2015 Notes, the 2019 Notes, and the 2021 Notes is payable semiannually in arrears. All of the senior notes rank pari passu to the Multi-Currency Revolving Credit Facility.

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

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities.   In May 2012, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the quarter ended December 31, 2012, we purchased $96.9 million of our common stock to complete our authorization under the $750 million share repurchase program.  In November 2012, our board of directors approved a new program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the quarter ended December 31, 2012, we purchased $187.6 million of our common stock under the new share repurchase program.  As of December 31, 2012, we had $562.4 million of availability remaining on the new $750 million share repurchase program.  We currently expect to purchase $400 million of our common stock in fiscal 2013, subject to market conditions.  Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

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

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  At December 31, 2012, we had no variable-rate debt outstanding.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at December 31, 2012.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $417.4 million in cash and cash equivalents at December 31, 2012, none of which was invested in money market accounts at financial institutions.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the U.K. Pound Sterling, and the Euro.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.  Such contracts generally have durations of less than one year.  We had no foreign currency denominated forward contracts at December 31, 2012.  We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$1,782,125	$66,375	$632,750	$74,000	$1,009,000
Operating leases	299,285	55,388	93,311	64,693	85,893
Other commitments	175,987	97,335	77,982	670	—
Total	$2,257,397	$219,098	$804,043	$139,363	$1,094,893

We have commitments to purchase product from influenza vaccine manufacturers through the 2014/2015 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $62.9 million as of December 31, 2012, of which $37.7 million represents our commitment over the next twelve months.  These influenza vaccine commitments are included in “Other commitments” in the above table.

We have commitments to purchase blood plasma products from suppliers through February 2013.  We are required to purchase quantities at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $10.4 million as of December 31, 2012, all of which represents our commitment over the next twelve months.  These blood product commitments are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities, including assistance with the implementation of our new enterprise resource planning (“ERP”) system.  The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $80.1 million as of December 31, 2012, of which $33.9 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above contractual obligations table.

Our liability for uncertain tax positions was $47.7 million (including interest and penalties) as of December 31, 2012.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the quarter ended December 31, 2012, our operating activities used $241.7 million of cash in comparison to cash provided of $431.7 million in the prior year quarter.  Cash used in operations during the quarter ended December 31, 2012 was principally the result of an increase in accounts receivable of $429.8 million and an increase in merchandise inventories of $272.4 million, offset, in part, by income from continuing operations of $162.2 million, an increase in accounts payable, accrued expenses and income taxes of $203.7 million, and non-cash items of $68.1 million.  Accounts receivable increased from September 30, 2012, reflecting the increased volume associated with our new Express Scripts contract, which became effective October 1, 2012.  Additionally, while the payment terms in the new Express Scripts contract are favorable, they are longer than the payment terms in the previous Medco contract.  As a result, there was a negative impact on our working capital in the current year quarter.  Consistent with prior years, we increased our merchandise inventories at December 31, 2012 due to seasonal needs and to support the increase in volume due to the new Express Scripts contract.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The increase in days sales outstanding from the prior year quarter reflects the new payment terms under the Express Scripts contract.

	Quarter ended December 31,
	2012	2011
Days sales outstanding	18.9	17.6
Days inventory on hand	26.0	25.3
Days payable outstanding	42.5	41.2

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  We expect cash from operating activities in fiscal 2013 to be between $930 million and $1,030 million.  Operating cash uses during the quarter ended December 31, 2012 included $19.3 million of interest payments and $4.1 million of income tax payments, net of refunds.

During the quarter ended December 31, 2011, our operating activities provided $431.7 million of cash. Cash provided by operations during the quarter ended December 31, 2011 was principally the result of income from continuing operations of $160.0 million, non-cash items of $53.1 million, an increase in accounts payable, accrued expenses and income taxes of $246.6 million, and a decrease in accounts receivable of $229.7 million, offset, in part, by an increase in merchandise inventories of $317.6 million.  Consistent with prior years, we increased our merchandise inventories at December 31, 2011 due to seasonal needs.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers.  Accounts receivable declined from September 30, 2011, reflecting timing of customer purchases and payments as of December 31, 2011.  Operating cash uses during the quarter ended December 31, 2011 included $10.8 million of interest payments and $1.8 million of income tax payments, net of refunds.

Capital expenditures for the quarter ended December 31, 2012 and 2011 were $56.5 million and $45.5 million, respectively.  Significant capital expenditures in the quarter ended December 31, 2012 included the purchase of one of our leased distribution facilities, technology initiatives including costs related to the further development of our ERP system, and expansion costs related to one of ABDC’s facilities.  We expect to spend approximately $180 million for capital expenditures during fiscal 2013.  Significant capital expenditures in the quarter ended December 31, 2011 related to our Business Transformation project, which includes a new ERP system for our corporate office and for our ABDC operations, ABDC purchases of machinery and equipment, investments to expand our infrastructure in Canada, and other ABCS facility expansions and improvements.

In November 2011, we acquired TheraCom for a purchase price of $250.0 million, subject to a working capital adjustment.  Additionally, we finalized working capital adjustments relating to our September 2011 acquisitions of IntrinsiQ, LLC and Premier Source totaling $0.5 million, net.

In November 2011, we issued our 2021 Notes for net proceeds of $494.8 million.  We used the net proceeds of the 2021 Notes for general corporate purposes.

During the quarters ended December 31, 2012 and 2011, we paid $284.7 million and $128.0 million, respectively, for purchases of our common stock shares.

In November 2011, our board of directors increased the quarterly cash dividend by 13% from $0.115 per share to $0.13 per share.  In November 2012, our board of directors increased the quarterly cash dividend by 62% from $0.13 per share to $0.21 per share.  We anticipate that we will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances.  Actual results may vary materially from the expectations contained in the forward-looking statements.  The following factors, among others, could cause actual results to differ materially from those described in any forward-looking statements:  changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to realize the anticipated benefits of the implementation of an enterprise resource planning (ERP) system; success of integration, restructuring or systems initiatives; interest rate and foreign currency exchange rate fluctuations; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; economic, business, competitive and/or regulatory developments outside of the United States; changes and/or potential changes in Canadian provincial legislation affecting pharmaceutical product pricing or service fees or regulatory action by provincial authorities in Canada to lower pharmaceutical product pricing and service fees; the impact of divestitures or the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Exchange Act.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk.  See the discussion under “Liquidity and Capital Resources” in Item 2 on page 20.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2012 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	107,903	$—	107,903	$96,902,533
November 1 to November 30	6,838,685	$41.60	6,838,685	$562,441,587
December 1 to December 31	—	$—	—	$562,441,587
Total	6,946,588		6,946,588

a)                                      In May 2012, the Company announced a program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the three months ended December 31, 2012, the Company purchased 2.4 million shares for $96.9 million to close this program.

b)                                     In November 2012, the Company announced a new program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the three months ended December 31, 2012, the Company purchased 4.5 million shares under this program for $187.6 million.

ITEM 6.  Exhibits

(a)          Exhibits:

10.1

The Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 16, 2012, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchasing Agents and Purchasers party thereto and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2012).

10.2

The Second Amendment and Restatement Agreement, dated as of November 20, 2012, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 8, 2013	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

February 8, 2013	/s/ Tim G. Guttman
Tim G. Guttman
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

The Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 16, 2012, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchasing Agents and Purchasers party thereto and Bank of America, National Association, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2012).

10.2

The Second Amendment and Restatement Agreement, dated as of November 20, 2012, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.