Form 10-Q
period 2013-03-31
AMERISOURCEBERGEN CORP
filed 2013-05-09
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2013 was  230,907,431.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands, except share and per share data)	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,347,297	$1,066,608
Accounts receivable, less allowances for returns and doubtful accounts: $350,646 at March 31, 2013 and $338,245 at September 30, 2012	4,180,449	3,784,619
Merchandise inventories	5,662,556	5,472,010
Prepaid expenses and other	72,707	72,374
Assets held for sale	461,775	662,853
Total current assets	11,724,784	11,058,464

Property and equipment, at cost:
Land	37,538	33,009
Buildings and improvements	320,871	324,264
Machinery, equipment and other	1,025,451	942,604
Total property and equipment	1,383,860	1,299,877
Less accumulated depreciation	(621,623)	(556,193)
Property and equipment, net	762,237	743,684

Goodwill and other intangible assets	3,512,000	3,523,432
Other assets	112,410	116,676

TOTAL ASSETS	$16,111,431	$15,442,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,362,227	$9,492,589
Accrued expenses and other	463,083	570,210
Deferred income taxes	1,005,103	963,081
Liabilities held for sale	212,238	239,706
Total current liabilities	12,042,651	11,265,586

Long-term debt	1,396,272	1,395,931
Other liabilities	326,228	325,897

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 265,080,252 shares and 230,886,422 shares at March 31, 2013, respectively, and 262,542,659 shares and 235,394,281 shares at September 30, 2012, respectively	2,651	2,625
Additional paid-in capital	2,330,549	2,252,470
Retained earnings	1,386,465	1,270,423
Accumulated other comprehensive loss	(56,244)	(32,657)
Treasury stock, at cost: 34,193,830 shares at March 31, 2013 and 27,148,378 shares at September 30, 2012	(1,317,141)	(1,038,019)
Total stockholders’ equity	2,346,280	2,454,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,111,431	$15,442,256

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share data)	2013	2012	2013	2012

Revenue	$20,523,668	$19,708,371	$41,583,479	$39,689,556
Cost of goods sold	19,806,679	19,028,630	40,205,662	38,436,553
Gross profit	716,989	679,741	1,377,817	1,253,003
Operating expenses:
Distribution, selling, and administrative	323,536	262,421	644,236	519,606
Depreciation	33,069	26,603	64,943	51,726
Amortization	6,799	4,630	13,609	8,622
Warrants	3,761	—	3,761	—
Employee severance, litigation and other	(299)	9,027	1,705	12,586
Operating income	350,123	377,060	649,563	660,463
Other loss (income)	749	(131)	726	(132)
Interest expense, net	18,510	23,375	37,035	45,661
Income before income taxes	330,864	353,816	611,802	614,934
Income taxes	126,721	134,673	233,038	234,199
Income from continuing operations	204,143	219,143	378,764	380,735
Loss from discontinued operations, net of income taxes	(158,509)	(7,038)	(164,519)	(6,514)
Net income	$45,634	$212,105	$214,245	$374,221

Earnings per share:
Basic earnings per share:
Continuing operations	$0.89	$0.85	$1.64	$1.47
Discontinued operations	(0.69)	(0.03)	(0.71)	(0.03)
Rounding	—	—	—	0.01
Total	$0.20	$0.82	$0.93	$1.45
Diluted earnings per share:
Continuing operations	$0.87	$0.84	$1.61	$1.45
Discontinued operations	(0.68)	(0.03)	(0.70)	(0.02)
Rounding	—	—	—	(0.01)
Total	$0.19	$0.81	$0.91	$1.42

Weighted average common shares outstanding:
Basic	230,422	258,162	231,409	258,316
Diluted	234,587	262,363	235,307	262,729

Cash dividends declared per share of common stock	$0.21	$0.13	$0.42	$0.26

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2013	2012	2013	2012
Net income	$45,634	$212,105	$214,245	$374,221
Other comprehensive (loss) income:
Net change in foreign currency translation adjustments	(20,869)	6,098	(23,641)	11,468
Other	27	27	54	54
Total other comprehensive (loss) income	(20,842)	6,125	(23,587)	11,522
Total comprehensive income	$24,792	$218,230	$190,658	$385,743

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
(in thousands)	2013	2012

OPERATING ACTIVITIES
Net income	$214,245	$374,221
Loss from discontinued operations	164,519	6,514
Income from continuing operations	378,764	380,735
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	67,750	52,172
Amortization, including amounts charged to interest expense	15,897	11,429
Provision for doubtful accounts	4,383	14,318
Provision for deferred income taxes	36,263	30,328
Warrant expense	3,761	—
Share-based compensation	18,504	12,371
Other	(5,157)	(1,294)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(417,646)	97,110
Merchandise inventories	(174,507)	322,752
Prepaid expenses and other assets	988	56,717
Accounts payable, accrued expenses, and income taxes	766,508	(234,471)
Other liabilities	2,716	210
Net cash provided by operating activities-continuing operations	698,224	742,377
Net cash provided by (used in) operating activities-discontinued operations	45,431	(74,253)
NET CASH PROVIDED BY OPERATING ACTIVITIES	743,655	668,124

INVESTING ACTIVITIES
Capital expenditures	(88,377)	(63,481)
Cost of acquired companies, net of cash acquired	—	(257,658)
Other	81	—
Net cash used in investing activities-continuing operations	(88,296)	(321,139)
Net cash used in investing activities-discontinued operations	(9,643)	(24,717)
NET CASH USED IN INVESTING ACTIVITIES	(97,939)	(345,856)

FINANCING ACTIVITIES
Long-term debt borrowings	—	499,290
Long-term debt repayments	—	(55,000)
Borrowings under revolving and securitization credit facilities	2,325,000	30,500
Repayments under revolving and securitization credit facilities	(2,325,000)	(30,500)
Purchases of common stock	(284,691)	(328,504)
Exercises of stock options, including excess tax benefits of $15,941 and $17,385 in fiscal 2013 and 2012, respectively	65,850	71,084
Cash dividends on common stock	(98,203)	(67,429)
Debt issuance costs and other	(6,086)	(10,523)
Net cash (used in) provided by financing activities-continuing operations	(323,130)	108,918
Net cash (used in) provided by financing activities-discontinued operations	(41,897)	69,918
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(365,027)	178,836

INCREASE IN CASH AND CASH EQUIVALENTS	280,689	501,104
Cash and cash equivalents at beginning of period	1,066,608	1,825,990
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,347,297	$2,327,094

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the interim periods ended March 31, 2013 and 2012 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts.

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Note 2.  Discontinued Operations

The Company is committed to a plan to divest its packaging and clinical trials services business, AndersonBrecon (“AB”), to allow it to focus on its distribution, specialty, and manufacturer services businesses.  In March 2013, the Company also committed to a plan to divest AmerisourceBergen Canada Corporation (“ABCC”) due to the challenging economic environment of Canadian pharmaceutical distribution.  The Company has classified AB and ABCC’s assets and liabilities as held for sale in the accompanying consolidated balance sheets and has classified AB and ABCC’s operating results, net of tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented.  Previously, AB was included in Other and ABCC was included in Pharmaceutical Distribution for segment reporting.  AB and ABCC’s revenue and loss before income taxes were as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2013	2012	2013	2012
Revenue	$441,277	$368,378	$915,508	$751,904
Loss before income taxes	$(154,561)	$(9,491)	$(156,613)	$(8,285)

The loss before income taxes in the three and six months ended March 31, 2013 includes a goodwill impairment charge of $26.9 million and an estimated $134.8 million loss on the sale of ABCC.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the assets and liabilities of AB and ABCC (in thousands):

	March 31,	September 30,
	2013	2012
Assets:
Accounts receivable	$173,958	$187,179
Merchandise inventories	210,999	249,463
Property and equipment, net	135,630	131,907
Goodwill and other intangible assets	54,481	85,163
Other assets	6,691	9,141
Valuation allowance	(119,984)	—
Assets held for sale	461,775	662,853

Liabilities:
Accounts payable	144,747	152,110
Accrued expenses and other	29,218	16,554
Other liabilities	38,273	71,042
Liabilities held for sale	212,238	239,706

Net assets	$249,537	$423,147

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of March 31, 2013, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $49.4 million ($35.0 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $7.6 million of interest and penalties, which the Company records in income tax expense.  During the six months ended March 31, 2013, unrecognized tax benefits increased by $6.1 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $3.3 million.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2013 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2012	$2,422,975	$520,009	$2,942,984
Foreign currency translation and other	(739)	3,000	2,261
Goodwill at March 31, 2013	$2,422,236	$523,009	$2,945,245

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	March 31, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles-trade names	$343,928	$—	$343,928	$344,004	$—	$344,004
Finite-lived intangibles:
Customer relationships	265,857	(71,305)	194,552	265,981	(61,865)	204,116
Other	67,883	(39,608)	28,275	67,896	(35,568)	32,328
Total other intangible assets	$677,668	$(110,913)	$566,755	$677,881	$(97,433)	$580,448

Amortization expense for other intangible assets was $13.6 million and $8.6 million in the six months ended March 31, 2013 and 2012, respectively.  Amortization expense for other intangible assets is estimated to be $27.1 million in fiscal 2013, $25.3 million in fiscal 2014, $21.3 million in fiscal 2015, $20.4 million in fiscal 2016, $16.9 million in fiscal 2017, and $125.4 million thereafter.

Note 5.  Debt

Debt consisted of the following (in thousands):

	March 31,	September 30,
	2013	2012

Revolving credit note	$—	$—
Receivables securitization facility due 2015	—	—
Multi-currency revolving credit facility due 2017	—	—
$500,000, 5 7/8% senior notes due 2015	499,232	499,091
$400,000, 4 7/8% senior notes due 2019	397,650	397,485
$500,000, 3 1/2% senior notes due 2021	499,390	499,355
Total debt	$1,396,272	$1,395,931

The Company has a multi-currency senior unsecured revolving credit facility for $700 million, which was scheduled to expire in October 2016 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  In November 2012, the Company entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to November 2017.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2013).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at March 31, 2013).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at March 31, 2013.

The Company has a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in October 2014.  In November 2012, the Company entered into an amendment to the Receivables Securitization Facility to extend the maturity date to November 2015.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility.  At March 31, 2013, there were no borrowings outstanding under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note (“Revolving Credit Note”) from Citizens Bank of Pennsylvania for an aggregate principal amount not to exceed $45 million.  The line of credit provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $45 million at any time outstanding.  At March 31, 2013, there were no borrowings outstanding under the Revolving Credit Note.

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

In November 2012, the Company’s board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  Subsequently, in November 2012, the Company entered into an ASR transaction with a financial institution and paid $250 million for a delivery of 6.2 million shares.  The initial payment of $250 million funded stock purchases of $248.5 million, $1.3 million of previously declared dividends that were scheduled

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

to be paid in December 2012, and $0.2 million in other fees.  The amount ultimately paid was based on the volume-weighted average price of the Company’s common stock during the term of the ASR.  The ASR transaction was settled in December 2012, at which time the Company paid the financial institution a cash settlement of $10.3 million.  The Company applied 1.7 million shares for $71.2 million to the May 2012 share repurchase program, which completed its authorization under that program.  The Company applied the remaining 4.5 million shares from the November 2012 ASR for $187.6 million to the November 2012 share repurchase program.  The Company had $562.4 million of availability remaining under this share repurchase program as of March 31, 2013.

In March 2013, the Company, Walgreen Co. (“Walgreens”), and Alliance Boots GmbH (“Alliance Boots”) announced various agreements and arrangements pursuant to which Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in the Company, beginning with the right, but not the obligation, to purchase up to  19,859,795 shares of the Company’s common stock (approximately  7% of the Company’s common stock, on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants, as defined below) in open market transactions.  In connection with these arrangements, Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of Walgreens, was issued (a) a warrant to purchase up to  11,348,456 shares of the Company’s common stock at an exercise price of $51.50 per share exercisable during a six month period beginning in March 2016, and (b) a warrant to purchase up to  11,348,456 shares of the Company’s common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 and Alliance Boots Luxembourg S.à.r.l., a wholly owned subsidiary of Alliance Boots, was issued (a) a warrant to purchase up to  11,348,456 shares of the Company’s common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to  11,348,456 shares of the Company’s common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the “Warrants”).

With the assistance of a third-party valuation firm, the Company valued these Warrants as of March 18, 2013 (date of issuance) and as of March 31, 2013 using a binomial lattice model approach.  As of March 31, 2013, the Warrants with an exercise price of $51.50 were valued at $6.20 per share and the Warrants with an exercise price of $52.50 were valued at $7.64 per share.  In total, the Warrants were valued at $314.1 million as of March 31, 2013.  The valuation of the Warrants considers the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate.

The Company’s accounting for the Warrants has been determined in accordance with the guidance for equity-based payments to non-employees.  The various agreements and arrangements with Walgreens and Alliance Boots established various performance commitments that they must satisfy during the vesting periods of the Warrants, and if not fulfilled, the Company has the right to cancel the Warrants.  The fair value of the Warrants was initially measured at the date of issuance, and is expensed over the three and four year vesting periods as an operating expense.  The fair value of the Warrants will be re-measured at the end of each reporting period, and an adjustment will be recorded, if necessary, in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date.  As a result, future Warrant expense could fluctuate significantly.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, restricted stock units, and the Warrants.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2013	2012	2013	2012
Weighted average common shares outstanding - basic	230,422	258,162	231,409	258,316
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	4,165	4,201	3,898	4,413
Weighted average common shares outstanding - diluted	234,587	262,363	235,307	262,729

There were no potentially dilutive stock options that were antidilutive for the three and six months ended March 31, 2013.  The potentially dilutive stock options that were antidilutive for the three and six months ended March 31, 2012 were 4.3 million and 3.8 million, respectively.  All of the Warrants were antidilutive for the three and six months ended March 31, 2013.

Note 7.  Employee Severance, Litigation and Other

During fiscal 2012, the Company introduced a number of initiatives, some of which were made possible as a result of efficiencies gained through the implementation of the Company’s enterprise resource planning system to improve its operating efficiency across many of its businesses and certain administrative functions.  In connection with these initiatives, the Company recorded $34.7 million of severance and other related costs in fiscal 2012.  Other costs included an estimated $10.3 million liability to exit our participation in a multi-employer pension plan resulting from a planned AmerisourceBergen Drug Corporation (“ABDC”) distribution facility closure in fiscal 2013.  Through March 31, 2013, 225 employees have been severed related to the fiscal 2012 initiatives.

In the six months ended March 31, 2013, the Company incurred $4.7 million of deal-related transaction costs, $2.9 million of facility closure and other costs, and reversed $5.9 million of severance costs that were initially recorded in connection with the fiscal 2012 initiatives.  As a result of the recently announced Walgreens ten-year pharmaceutical distribution agreement, the Company terminated a significant portion of its previously planned fiscal 2012 initiatives.

In December 2012, the Company paid $16 million to settle the Qui Tam Matter (see Note 8).  The Qui Tam Matter liability was previously accrued within Litigation and Other.

The following table displays the activity in accrued expenses and other from September 30, 2012 to March 31, 2013 related to the matters discussed above (in thousands):

	Employee	Litigation and
	Severance	Other	Total
Balance as of September 30, 2012	$30,907	$17,853	$48,760
Expense recorded during the period	(3,020)	4,725	1,705
Payments made during the period	(6,876)	(18,207)	(25,083)
Balance as of March 31, 2013	$21,011	$4,371	$25,382

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

Qui Tam Matter

On October 24, 2011, the Company announced that it had reached a preliminary agreement for a civil settlement (the “Preliminary Settlement”) with the United States Attorney’s Office for the Eastern District of New York (“USAO”), the plaintiff states and the relator (collectively, the “Plaintiffs”) of claims against two of the Company’s business units, ASD Specialty Healthcare, Inc. (“ASD”) and International Nephrology Network (“INN”), who were named, along with Amgen Inc., in a civil case filed under the qui tam provisions of the federal and various state civil False Claims Acts. The civil case was administratively closed after the Preliminary Settlement was reached.  The Company recorded a $16 million charge in the fiscal year ended September 30, 2011 in connection with the Preliminary Settlement.  In December 2012, the Company finalized the settlement agreement with the USAO and the relator, and made all payments in connection with the settlement to the USAO, the states, and the relator.  In April 2013, the Company finalized the settlement agreement with the states and no additional payments were required.  INN and ASD did not admit any liability in connection with the settlement.

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

West Virginia Complaint

On June 26, 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed a complaint (the “Complaint”) in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants’ alleged conduct. On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. On August 27, West Virginia filed a Motion to Remand, to which J.M. Smith Corporate d/b/a Smith Drug Company, joined by all other defendants, filed a reply. On March 27, 2013, the Court granted West Virginia’s Motion to Remand.  The Company cannot predict the outcome of this matter.

Note 9.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  During the three and six months ended March 31, 2013, the Company recognized gains of $3.5 million and $15.8 million, respectively, relating the above-mentioned class action lawsuits.  The Company recognized no such gains during the three and six months ended March 31, 2012.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at March 31, 2013 and September 30, 2012 approximate fair value based upon the relatively short-term nature of these financial instruments.  Within cash and cash equivalents, the Company had $414.0 million of investments in money market accounts as of March 31, 2013.  The Company had $230.0 million of investments in money market accounts as of September 30, 2012.  The fair values of the money market accounts were determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.  The recorded amount of debt (see Note 5) and the corresponding fair value as of March 31, 2013 were $1,396.3 million and $1,557.0 million, respectively.  The recorded amount of debt and the corresponding fair value as of September 30, 2012 were $1,395.9 million and $1,584.7 million, respectively.  The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

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

The following tables illustrate reportable segment information for the three and six months ended March 31, 2013 and 2012 (in thousands):

	Revenue
	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012

Pharmaceutical Distribution	$20,133,716	$19,454,919	$40,809,925	$39,258,232
Other	435,385	296,401	863,274	505,726
Intersegment eliminations	(45,433)	(42,949)	(89,720)	(74,402)

Revenue	$20,523,668	$19,708,371	$41,583,479	$39,689,556

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Operating Income
	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Pharmaceutical Distribution	$328,635	$362,363	$609,520	$639,719
Other	24,950	23,724	45,509	33,330
Warrants	(3,761)	—	(3,761)	—
Employee severance, litigation and other	299	(9,027)	(1,705)	(12,586)
Operating income	350,123	377,060	649,563	660,463
Other loss (income)	749	(131)	726	(132)
Interest expense, net	18,510	23,375	37,035	45,661
Income before income taxes	$330,864	$353,816	$611,802	$614,934

Segment operating income is evaluated before Warrant expense; employee severance, litigation and other; other loss (income); and interest expense, net.  All corporate office expenses are allocated to ABDC and ABSG within the Pharmaceutical Distribution reportable segment and to ABCS and World Courier within Other.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

We are a pharmaceutical services company serving the United States, Canada and select global markets.  We provide drug distribution and related healthcare services and solutions to our pharmacy, physician, and manufacturer customers.  We are organized based upon the products and services we provide to our customers.  Our operations are comprised of the Pharmaceutical Distribution Reportable segment and Other.

We are committed to a plan to divest AndersonBrecon (a business unit within AmerisourceBergen Consulting Services) and in March 2013, we committed to a plan to divest AmerisourceBergen Canada Corporation (a business unit within AmerisourceBergen Drug Corporation); therefore, their operations are classified as discontinued operations for all periods presented.  All historical information provided herein has been retroactively adjusted to conform to our current presentation.

Recent Developments

On March 19, 2013, we, Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and us pursuant to which Walgreens will source branded and generic pharmaceutical products from us; an agreement which provides us with the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between Walgreens and Alliance Boots; opportunities to accelerate our efforts to grow our specialty and manufacturer services businesses domestically and internationally; and agreements and arrangements pursuant to which Walgreens and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in us and gain associated representation on our board of directors in certain circumstances.   We currently distribute specialty pharmaceutical products for Walgreens.  The ten-year distribution agreement will expand our relationship to include the distribution of branded and generic pharmaceutical products for Walgreens.  As part of the transition to the new arrangement, Walgreens has asked us to commence distribution of certain pharmaceutical products to selected Walgreens’ locations and we expect to increase our distribution of pharmaceutical products for Walgreens over time until the distribution agreement is fully implemented, effective as of September 1, 2013.  Over time, beginning in fiscal 2014, we expect our distribution for Walgreens to increasingly include generic pharmaceutical products that Walgreens currently self-distributes.

In connection with these arrangements, we entered into a Framework Agreement with Walgreens and Alliance Boots, dated as of March 18, 2013, pursuant to which (i) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen Corporation, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of our common stock (approximately 7% of our common stock on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants, as defined below) in open market transactions, with the right to designate up to two members of our board of directors upon achieving specified ownership levels; (ii) Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of Walgreens, was issued (a) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017; and (iii) Alliance Boots Luxembourg S.à.r.l., a wholly owned subsidiary of Alliance Boots, was issued (a) a warrant to purchase up to 11,348,456  shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the “Warrants”).  The Warrants collectively represented approximately 16% of our common stock on a fully diluted basis as of the date of issuance, assuming exercise in full of the Warrants.  The number of shares which may be purchased in the open market is subject to increase in certain circumstances if the market price of our common stock is less than the exercise price of the first tranche of Warrants when those Warrants are exercisable in 2016.  Future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then existing shareholders.  In addition, prior to the exercise of the Warrants, any dilutive effect of the Warrants will be reflected in our diluted earnings per share calculation.  The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the AmerisourceBergen Shareholders Agreement, dated as of March 18, 2013, among Walgreens, Alliance Boots and us, described in our Current Report on Form 8-K filed on March 20, 2013.

With the assistance of a third-party valuation firm, we valued these Warrants as of March 18, 2013 (date of issuance) and as of March 31, 2013 using a binomial lattice model approach.  As of March 31, 2013, the Warrants with an exercise price of $51.50 were valued at $6.20 per share and the Warrants with an exercise price of $52.50 were valued at $7.64 per share.  In total, the Warrants were valued at $314.1 million as of March 31, 2013.  The valuation of the Warrants considers our common stock price and various assumptions, such as the volatility of our common stock, the expected dividend yield, and the risk-free interest rate.

Our accounting for the Warrants has been determined in accordance with the guidance for equity-based payments to non-employees.  The various agreements and arrangements with Walgreens and Alliance Boots established various performance commitments that they must satisfy during the vesting period of the Warrants, and if not fulfilled, we have the right to cancel the Warrants.  The fair value of the Warrants was initially measured at the date of issuance, and is expensed over the three and four year vesting periods as an operating expense.  The fair value of the Warrants will be re-measured at the end of each reporting period, and an adjustment will be recorded, if necessary, in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date.  As a result, future Warrant expense could fluctuate significantly.

Please refer to our Current Report on Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements.  We currently expect earnings accretion from the pharmaceutical distribution agreement and the generics and related pharmaceutical products global sourcing agreement for fiscal year 2014, excluding certain expenses and non-recurring costs related to the transaction. See “Cautionary Note Regarding Forward-Looking Statements” on page 27 and “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Results of Operations

Revenue

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Pharmaceutical Distribution	$20,133,716	$19,454,919	3.5%	$40,809,925	$39,258,232	4.0%
Other	435,385	296,401	46.9%	863,274	505,726	70.7%
Intersegment eliminations	(45,433)	(42,949)	5.8%	(89,720)	(74,402)	20.6%
Revenue	$20,523,668	$19,708,371	4.1%	$41,583,479	$39,689,556	4.8%

Revenue increased 4.1% and 4.8% from the prior year quarter and six month period, respectively.  These increases were due to both the revenue growth of Pharmaceutical Distribution and the revenue growth of Other.

Our revenue growth will accelerate in the second half of fiscal 2013, and as a result, we currently expect our revenue in fiscal 2013 to increase between 11% and 13%.  Our expected growth rate reflects our three-year contract with Express Scripts, Inc. (“Express Scripts”), which became effective on October 1, 2012, to supply primarily brand-name pharmaceuticals.  Annual sales to Express Scripts in fiscal 2013 under this contract are currently estimated to be approximately $20 billion.  Our expected growth also reflects the estimated sales to Walgreens resulting from our new ten-year pharmaceutical distribution agreement.  In addition, our revenue in fiscal 2013 will include a full year’s operating results of World Courier.  Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 3.5% and 4.0% from the prior year quarter and six month period, respectively.  Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue.  These revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC’s facilities.  Total intrasegment revenues were $764.3 million and $660.1 million in the quarters ended March 31, 2013 and 2012, respectively.  Total intrasegment revenues were $1.6 billion and $1.3 billion in the six months ended March 31, 2013 and 2012, respectively.

ABDC’s revenue of $16.7 billion and $33.8 billion in the quarter and six months ended March 31, 2013 increased 3.9% and 4.2%, respectively, from the prior year periods (before intrasegment eliminations).  The increase in ABDC’s revenue was primarily due to the contract with Express Scripts, which became effective on October 1, 2012, offset in part by the loss of a food and drug retail group purchasing organization (“GPO”) customer and an increase in the use of lower priced generics.

ABSG’s revenue of $4.2 billion and $8.6 billion in the quarter and six months ended March 31, 2013 increased 3.9% and 6.7%, respectively, from the prior year periods (before intrasegment eliminations) primarily due to the growth in its third-party logistics business and growth in its blood products, vaccine, and physician office distribution business.  The physician office distribution business continues to benefit from sales of an ophthalmology drug.  ABSG’s revenue growth was partially offset by a decline in sales of certain specialty oncology drugs.  The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.  Community oncologists and other specialty physicians that administer drugs under Medicare Part B are experiencing declining reimbursement rates for specialty pharmaceutical drugs.  Specifically, under federal sequestration legislation, Medicare physician reimbursement rates for Part B drugs were reduced on April 1, 2013.  In addition, it appears that more physician practices have consolidated or sold their businesses to hospitals.  While we service the needs of many hospitals, the recent shift in this service channel has reduced oncology revenue and is expected to further reduce ABSG’s revenue in the second half of fiscal 2013.  (Refer to Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a more detailed description of this business risk.)  ABSG’s business may continue to be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs.  Since ABSG provides a number of services to or through physicians, any further changes affecting this service channel could result in additional revenue reductions.

Other

Other revenue increased $139.0 million and $357.5 million from the prior year quarter and six month period, respectively, primarily due to the incremental revenue contributions from World Courier, which was acquired in April 2012.  We expect Other revenue to increase between 30% and 35% in fiscal 2013 primarily due to the inclusion of World Courier’s revenue for a full fiscal year.

Gross Profit

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Gross profit	$716,989	$679,741	5.5%	$1,377,817	$1,253,003	10.0%

Gross profit increased $37.2 million and $124.8 million from the prior year quarter and six month period, respectively.  These increases were primarily due to the incremental contributions made by our fiscal 2012 acquisition of World Courier and the growth of our non-oncology specialty distribution businesses.  These increases were offset in part by the lower gross profit related to the Express Scripts contract, the loss of a food and drug retail GPO customer, the lower number of generic launches, and the reduced contribution from the sales of certain specialty oncology drugs.  We also recognized gains of $3.5 million and $15.8 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarter and six month period ended March 31, 2013, respectively.  The gains were recorded as a reduction to cost of goods sold.  There were no gains from antitrust litigation settlements in the prior year quarter or six month period.

As a percentage of revenue, our gross profit margin of 3.49% in the quarter ended March 31, 2013 increased 4 basis points from the prior year quarter.  As a percentage of revenue, our gross profit margin of 3.31% in the six months ended March 31, 2013 increased 15 basis points from the prior year period.  The gross profit margin increases were due to the gross profit contributions from our fiscal 2012 acquisition of World Courier and the above-mentioned gains from antitrust litigation settlements, both of which were offset in part by the lower gross profit margin related to the current Express Scripts contract, the loss of a food and drug retail GPO customer, and competitive pressures on customer margins.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision.  The annual LIFO provision, which we estimate on a quarterly basis, is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

As a result of the March 2013 Walgreens contract announcement, we have initiated procedures to understand and analyze the amount of branded inventory that we will be required to purchase and warehouse prior to September 1, 2013 to properly service this new customer contract.  We expect to complete our analysis during the third fiscal quarter ending June 30, 2013.  When we update our estimate of our annual LIFO provision as of June 30, 2013, it is likely that our estimate of the annual provision will change materially because the additional branded inventory that we will be required to purchase to service the Walgreens contract will significantly change our branded inventory quantities, and therefore increase our annual inflation index due to our branded versus generic inventory mix.  Cumulatively, three quarters of the estimated annual LIFO expense will be recorded in our third fiscal quarter.

Operating Expenses

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Distribution, selling and administrative	$323,536	$262,421	23.3%	$644,236	$519,606	24.0%
Depreciation and amortization	39,868	31,233	27.6%	78,552	60,348	30.2%
Warrants	3,761	—		3,761	—
Employee severance, litigation and other	(299)	9,027		1,705	12,586
Total operating expenses	$366,866	$302,681	21.2%	$728,254	$592,540	22.9%

Distribution, selling and administrative expenses increased $61.1 million, or 23.3% in the quarter ended March 31, 2013 and increased $124.6 million, or 24.0% in the six-month period ended March 31, 2013, primarily due to the incremental operating costs of our fiscal 2012 acquisition of World Courier.

Depreciation expense increased from the prior year periods due to our fiscal 2012 acquisition of World Courier and due to an increase in capital projects.  Amortization expense increased from the prior-year periods due to our fiscal 2012 acquisition of World Courier.

Warrant expense was $3.8 million in the quarter and six months ended March 31, 2013.  The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with Walgreens and Alliance Boots.  Refer to the Recent Developments on page 16 for a more detailed description of the Warrants.  Future Warrant expense could fluctuate significantly.

Employee severance, litigation and other for the quarter ended March 31, 2013 included the reversal of $5.1 million of employee severance costs, offset by $4.2 million of deal-related transaction costs, and $0.6 million of facility closure and other costs.  Employee severance, litigation and other for the six months ended March 31, 2013 included $4.7 million of deal-related transaction costs, $2.9 million of facility closure and other costs, offset by a reversal of $5.9 million of severance costs that were initially recorded in connection with fiscal 2012 initiatives.  As a result of the recently announced Walgreens ten-year pharmaceutical distribution agreement, we terminated a significant portion of our previously planned fiscal 2012 initiatives.  Employee severance, litigation and other for the prior year quarter included $6.1 million of employee severance costs and $2.9 million of deal-related transaction costs.  The six months ended March 31, 2012 included $6.1 million of employee severance costs and $6.5 million of deal-related transaction costs.

As a percentage of revenue, operating expenses were 1.79% in the quarter ended March 31, 2013, an increase of 25 basis points from the prior year quarter.  For the six months ended March 31, 2013, operating expenses, as a percentage of revenue, were 1.75%, up 26 basis points from the prior year six-month period.  These increases were primarily due to the addition of our fiscal 2012 World Courier acquisition, which has higher operating expenses as a percentage of revenue.  For the Pharmaceutical Distribution segment, as a percentage of revenue, operating expenses were down 3 basis points from the prior year quarter and down 4 basis points from the prior year six-month period.

Operating Income

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Pharmaceutical Distribution	$328,635	$362,363	-9.3%	$609,520	$639,719	-4.7%
Other	24,950	23,724	5.2%	45,509	33,330	36.5%
Warrants	(3,761)	—		(3,761)	—
Employee severance, litigation and other	299	(9,027)		(1,705)	(12,586)
Operating income	$350,123	$377,060	-7.1%	$649,563	$660,463	-1.7%

Segment operating income is evaluated before Warrant expense and employee severance, litigation and other.

Pharmaceutical Distribution operating income decreased $33.7 million and $30.2 million from the prior year quarter and six month period, respectively.  The 23 basis point decline in operating margin from the prior year quarter and 14 basis point decline from the prior year six-month period are due to decreased contributions from generic launches, a shift in customer mix towards lower margin business in ABDC (most notably the Express Scripts contract), the loss of a food and drug retail GPO customer, and a decline in the operating margin of our oncology business.  Other operating income increased $1.2 million from the prior year quarter due to the contribution made by our World Courier acquisition, offset in part by the decrease in operating income from our ABCS businesses.  Other operating income increased $12.2 million from the prior year six-month period due to the contribution made by our World Courier acquisition and an increase in operating income from our ABCS businesses.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended March 31, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$18,647	4.67%	$24,045	4.86%
Interest income	(137)	0.29%	(670)	0.25%
Interest expense, net	$18,510		$23,375

Interest expense decreased from the prior year quarter due to a decrease of $392.7 million in average borrowings primarily due to the repayment of our $392 million, 5 5/8% senior notes in September 2012.

Interest expense, interest income, and the respective weighted average interest rates in the six months ending March 31, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$37,384	4.68%	$46,535	4.94%
Interest income	(349)	0.32%	(874)	0.21%
Interest expense, net	$37,035		$45,661

Interest expense decreased from the prior year six-month period due to a decrease of $287.0 million in average borrowings, primarily due to the repayment of our $392 million, 5 5/8% senior notes in September 2012, offset in part by the issuance of our $500 million  3 1/2% senior notes in November 2011.

Income taxes in the quarter ended March 31, 2013 reflect an effective income tax rate of 38.3%, compared to 38.1% in the prior year quarter.  Income taxes in the six months ended March 31, 2013 and 2012 reflect an effective income tax rate of 38.1%.  We expect that our effective tax rate in fiscal 2013 will be approximately 38.2%.

Income from continuing operations of $204.1 million in the quarter ended March 31, 2013 decreased 6.8% from the prior year quarter.  Diluted earnings per share from continuing operations of $0.87 in the quarter ended March 31, 2013 increased 3.6% from $0.84 per share in the prior year quarter.  Income from continuing operations of $378.8 million in the six months ended March 31, 2013 decreased 0.5% from the prior year period.  Diluted earnings per share from continuing operations of $1.61 in the six months ended March 31, 2013 increased 11.0% from $1.45 in the prior year period.  The difference between diluted earnings per share growth and the changes in income from continuing operations for the quarter and six months ended March 31, 2013 were due to the 10.6% and 10.4% reduction, respectively, in weighted average common shares outstanding, primarily from purchases of our common stock, net of the impact of stock option exercises.

Loss from discontinued operations, net of income taxes, for all periods presented represents the operating results of AndersonBrecon and AmerisourceBergen Canada Corporation, as well as a goodwill impairment charge and estimated loss on disposal associated with AmerisourceBergen Canada Corporation recorded in the quarter and six months ended March 31, 2013.

Liquidity and Capital Resources

The following table illustrates our debt structure at March 31, 2013, including availability under the multi-currency revolving credit facility, the receivables securitization facility and the revolving credit note (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 5 7/8% senior notes due 2015	$499,232	$—
$400,000, 4 7/8% senior notes due 2019	397,650	—
$500,000, 3 1/2% senior notes due 2021	499,390	—

Total fixed-rate debt	1,396,272	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2017	—	681,489
Receivables securitization facility due 2015	—	700,000
Revolving credit note	—	45,000
Other	—	1,520

Total variable-rate debt	—	1,428,009
Total long-term debt	$1,396,272	$1,428,009

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility and the revolving credit note provides us sufficient sources of capital to fund our working capital requirements.

We have a $700 million multi-currency senior unsecured revolving credit facility, which was scheduled to expire in October 2016, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. In November 2012, we entered into an amendment with the syndicate of lenders to extend the maturity date of the Multi-Currency Revolving Credit Facility to November 2017.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 155 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2013). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at March 31, 2013). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of March 31, 2013.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at March 31, 2013.

We have a $700 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in October 2014. In November 2012, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to November 2015. We have available to us an accordion feature whereby the commitment on the Receivables

Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We currently pay an unused fee of 37.5 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At March 31, 2013, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note (“Revolving Credit Note”) from Citizens Bank of Pennsylvania for an aggregate principal amount not to exceed $45 million.  The line of credit provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $45 million at any time outstanding.

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

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities.   In May 2012, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the quarter ended December 31, 2012, we purchased $96.9 million of our common stock to complete our authorization under the $750 million share repurchase program.  In November 2012, our board of directors approved a new program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the quarter ended December 31, 2012, we purchased $187.6 million of our common stock under the new share repurchase program.  As of March 31, 2013, we had $562.4 million of availability remaining on the new $750 million share repurchase program.  We currently expect to purchase $400 million of our common stock in fiscal 2013, subject to market conditions.  Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

If Walgreens and/or Alliance Boots exercise their rights to purchase our common stock pursuant to the Warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.  We are considering one or more hedge strategies that would partially offset the impact of this potential dilution.  We believe that we have sufficient capital resources to fund the cost of the hedge strategies we are considering.

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

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  At March 31, 2013, our continuing operations had no variable-rate debt outstanding.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at March 31, 2013.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $1,347.3 million in cash and cash equivalents at March 31, 2013, $414.0 million of which was invested in money market accounts at financial institutions.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the U.K. Pound Sterling, and the Euro.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.  Such contracts generally have durations of less than one year.  We had no foreign currency denominated forward contracts at March 31, 2013.  We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$1,777,288	$66,634	$618,581	$83,073	$1,009,000
Operating leases	298,982	54,403	92,542	64,880	87,157
Other commitments	152,619	83,653	68,471	495	—
Total	$2,228,889	$204,690	$779,594	$148,448	$1,096,157

We have commitments to purchase product from influenza vaccine manufacturers through the 2014/2015 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $62.9 million as of March 31, 2013, of which $37.7 million represents our commitment over the next twelve months.  These influenza vaccine commitments are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities.  The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $71.0 million as of March 31, 2013, of which $32.7 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above contractual obligations table.

Our liability for uncertain tax positions was $49.4 million (including interest and penalties) as of March 31, 2013.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the six months ended March 31, 2013, our operating activities provided $743.7 million of cash in comparison to cash provided of $668.1 million in the prior year period.  Cash provided by operations during the six months ended March 31, 2013 was principally the result of income from continuing operations of $378.8 million, an increase in accounts payable, accrued expenses, and income taxes of $766.5 million, and non-cash items of $141.4 million, offset, in part, by an increase in accounts receivable of $417.6 million and an increase in merchandise inventories of $174.5 million.  Accounts receivable increased from September 30, 2012, reflecting the increased volume associated with our current Express Scripts contract, and was offset in part by strong customer cash collections.  Additionally, while the payment terms in the current Express Scripts contract are favorable, they are longer than the payment terms in the previous Medco contract.  As a result, there was a negative impact on our working capital in the current year six months ended March 31, 2013.  We also increased our merchandise inventories at March 31, 2013 to support the increase in volume due to the current Express Scripts contract.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The increase in days sales outstanding from the prior year quarter reflects the payment terms under the current Express Scripts contract.

	Quarter ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Days sales outstanding	18.7	17.8	18.6	17.5
Days inventory on hand	27.2	24.7	26.4	24.9
Days payable outstanding	45.4	42.1	44.0	41.7

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  We expect cash from operating activities in fiscal 2013 to be between $320 million and $420 million.  Operating cash uses during the six months ended March 31, 2013 included $34.5 million of interest payments and $182.2 million of income tax payments, net of refunds.

During the six months ended March 31, 2012, our operating activities provided $668.1 million of cash. Cash provided by operations during the six months ended March 31, 2012 was principally the result of income from continuing operations of $380.7 million, a decrease in merchandise inventories of $322.8 million, non-cash items of $119.3 million, a decrease in accounts receivable of $97.1 million, and a decrease in prepaid and other assets of $56.7 million, offset, in part, by a decrease in accounts payable, accrued expenses and income taxes of $234.5 million.  Accounts receivable declined from September 30, 2011, reflecting timing of customer purchases and payments as of March 31, 2012.  The decrease in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers.  Operating cash uses during the six months ended March 31, 2012 included $37.5 million of interest payments and $130.0 million of income tax payments, net of refunds.

Capital expenditures for the six months ended March 31, 2013 and 2012 were $88.4 million and $63.5 million, respectively.  Significant capital expenditures in the six months ended March 31, 2013 included the purchase of one of our leased distribution facilities, technology initiatives including costs related to the further development of our enterprise resource planning (“ERP”) system, and expansion costs related to one of ABDC’s facilities.  We expect to spend at least $220 million for capital expenditures during fiscal 2013.  Significant capital expenditures in the six months ended March 31, 2012 related to our Business Transformation project, which included a new ERP system for our corporate office and for our ABDC operations, ABDC purchases of machinery and equipment and other ABCS facility expansions and improvements.

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

During the six months ended March 31, 2013 and 2012, we paid $284.7 million and $328.5 million, respectively, for purchases of our common stock shares.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated.  Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following:  changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to realize the anticipated benefits of the implementation of an enterprise resource planning (ERP) system; interest rate and foreign currency exchange rate fluctuations; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; economic, business, competitive and/or regulatory developments outside of the United States; risks associated with the strategic, long-term relationship among Walgreen Co., Alliance Boots GmbH, and AmerisourceBergen, including the failure to obtain the required U.S. and foreign antitrust regulatory approvals for the equity investments by Walgreens and Alliance Boots in AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents among the parties (including, among others, the distribution agreement or the generics agreement), an impact on our earnings per share resulting from the issuance of the Warrants, an inability to realize anticipated benefits (including benefits resulting from participation in the Walgreens Boots Alliance Development GmbH joint venture), the disruption of AmerisourceBergen’s cash flow and ability to return value to its stockholders in accordance with its past practices, disruption of or changes in vendor, payer and customer relationships and terms, and the reduction of AmerisourceBergen’s operational, strategic or financial flexibility; the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates and foreign currency risk.  See the discussion under “Liquidity and Capital Resources” in Item 2 on page 24.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2013 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

Item 1A.  Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 included a detailed discussion of our risk factors under Part I, “Item 1A — Risk Factors.”  Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The suspension or revocation by the United States Drug Enforcement Administration (“DEA”) of any of the registrations that must be in effect for our distribution facilities to purchase, store and distribute controlled substances or the refusal by the DEA to issue a registration to any such facility that requires such registration may adversely affect our reputation, our business and our results of operations.

The DEA, United States Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards, and comply with the Controlled Substance Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances.  Government authorities may from time to time investigate whether we are in compliance with various security and operating standards applicable to the distribution of controlled substances, including whether we are adequately detecting and preventing the illegal diversion of controlled substances.  We have received, and may in the future receive, requests for information and subpoenas from the DEA, various U.S. Attorneys’ Offices of the U.S. Department of Justice, and/or state regulatory agencies related to our distribution of controlled substances or our order monitoring program, which is designed to prevent or detect the illegal diversion of controlled substances.

The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers’ licenses to distribute pharmaceutical products (including controlled substances), seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.

If Walgreen Co. (“Walgreens”) and/or Alliance Boots GmbH (“Alliance Boots”) exercise their rights to purchase our common stock pursuant to the warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

In connection with our strategic relationship with Walgreens and Alliance Boots, we entered into a Framework Agreement with Walgreens and Alliance Boots, dated as of March 18, 2013 (the “Framework Agreement”), pursuant to which (i) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of our common stock (approximately 7% of our common stock on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants described below) in open market transactions, with the right to designate up to two members of our board of directors upon achieving specified ownership levels; (ii) Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of Walgreens, was issued (a) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017; and (iii) Alliance Boots Luxembourg S.à.r.l., a wholly owned subsidiary of Alliance Boots, was issued (a) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the “Warrants”).  The Warrants collectively represent approximately 16% of our common stock on a fully diluted basis as of the date of issuance, assuming exercise in full of the Warrants.  The number of shares which may be purchased in the open market is subject to increase in certain circumstances if the market price of our common stock is less than the exercise price of the first tranche of Warrants when those Warrants are exercisable in 2016.  In such event, the incremental number of shares purchased in the open market would reduce share-for-share the number of shares exercisable pursuant to the first tranche of Warrants.

Future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then-existing stockholders.  In addition, the dilutive effect of the Warrants will be reflected in our diluted earnings per share during the period that the Warrants are outstanding. A decrease in our diluted earnings per share could, in turn, adversely affect the market value of our common stock. In addition, any sales in the public market of any common stock acquired pursuant to open market purchases by Walgreens and Alliance Boots or issuable upon the exercise of the Warrants could adversely affect prevailing market prices of our common stock.

Problems with the transition of Walgreens’ business to us, our performance under the distribution agreement, and/or a disruption in our relationship with Walgreens could adversely affect our business and financial results.

In March 2013, we entered into a ten-year distribution agreement with Walgreens to act as its primary wholesale distribution source with respect to branded and generic prescription drugs.  This agreement, when fully implemented, will significantly expand our relationship with Walgreens, to which we currently distribute specialty pharmacy products to substantially all of its stores.  Beginning September 1, 2013, this agreement provides for us to become the supplier of Walgreens’ branded prescription drugs.  Beginning in calendar year 2014, Walgreens will, over time, move the supply of its generic prescription drug business to us.  In order to transition the business, we will utilize unused capacity in our distribution network and will leverage prior investments in our new enterprise resource planning system.  In the event there are any unanticipated delays, costs, fees, charges, expenses, capital expenditures or disruption of our business or operations relating to our transition to becoming the single branded and generic prescription drug wholesaler to Walgreens could adversely affect our business, financial condition and results of operations.

In addition, our business may be adversely affected by any operational, financial or regulatory difficulties that Walgreens experiences, including any disruptions of certain of Walgreens’ existing distribution facilities or retail pharmacies resulting from ongoing inspections by the DEA and/or state regulatory agencies and possible revocation of the controlled substance registrations for those facilities and pharmacies. If Walgreens’ operations are seriously disrupted for any reason, whether by natural disaster, labor disruption, regulatory or governmental action or otherwise, it could adversely affect our business and our sales and profitability.

If our operations are seriously disrupted for any reason, we may have an obligation to pay or credit Walgreens for failure to supply products.  In addition, upon the expiration or termination of the agreement, there can be no assurance that we or Walgreens will be willing to renew the agreement or enter into a new agreement, on terms favorable to us or at all.

The anticipated strategic and financial benefits of our relationship with Walgreens may not be realized.

We entered into the arrangement with Walgreens and Alliance Boots with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, growth in our revenues, earnings and earnings per share, cost savings and operating efficiencies, innovation and sharing of best practices. We currently anticipate earnings accretion from the agreement for fiscal year 2014, excluding any expenses related to the Warrants, certain non-recurring costs, and certain start-up expenses. This expectation is based on our preliminary estimates, which may materially change. The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming. Many of the anticipated benefits and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Achieving the anticipated benefits from the arrangement is subject to a number of significant challenges and uncertainties, including:  the possibility of faulty assumptions underlying expectations, processes or initiatives, or the inability to realize potential benefits, including cost savings, innovations, or benefits resulting from participation in Walgreens Boots Alliance Development, GmbH, a global sourcing joint venture between Walgreens and Alliance Boots; the transition of Walgreens’ prescription drug distribution to us; the potential disruption of our plans and operations as a result of this strategic arrangement, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; the potential disruption resulting from vendor, payor and customer reaction to the strategic transaction and potential changes in vendor, payer and customer relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; and whether the unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner.

In addition, Walgreens and Alliance Boots have the right, but not the obligation, under the transactions contemplated by the Framework and Shareholder Agreements to invest in our common stock.  We could also encounter unforeseen costs, circumstances, or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework and Shareholder Agreements. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition, and results of operations and the price of our common stock.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	—	$—	—	$562,441,587
February 1 to February 28	—	$—	—	$562,441,587
March 1 to March 31	98,864	$47.98	—	$562,441,587
Total	98,864		—

a)                                     Employees surrendered 98,864 shares in March 2013 to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 6.  Exhibits

(a)         Exhibits:

4.1	Warrant issued on March 18, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

4.2	Warrant issued on March 18, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

4.3	Warrant issued on March 18, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

4.4	Warrant issued on March 18, 2013 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

10.1

Framework Agreement, dated as of March 18, 2013, by and among AmerisourceBergen Corporation, Walgreen Co. and Alliance Boots GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

10.2

Shareholders Agreement, dated as of March 18, 2013, by and among AmerisourceBergen Corporation, Walgreen Co. and Alliance Boots GmbH (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

10.3

The Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of January 16, 2013, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchasing Agents and Purchasers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013).

10.4	Revolving Credit Note, dated as of March 8, 2013, between AmerisourceBergen Corporation and Citizens Bank of Pennsylvania.

10.5	AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2013).

10.6

Written Consent of the Compensation and Succession Planning Committee of the Board of Directors of AmerisourceBergen Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 9, 2013	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

May 9, 2013	/s/ Tim G. Guttman
Tim G. Guttman
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Warrant issued on March 18, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

4.2	Warrant issued on March 18, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

4.3	Warrant issued on March 18, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

4.4	Warrant issued on March 18, 2013 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

10.1

Framework Agreement, dated as of March 18, 2013, by and among AmerisourceBergen Corporation, Walgreen Co. and Alliance Boots GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

10.2

Shareholders Agreement, dated as of March 18, 2013, by and among AmerisourceBergen Corporation, Walgreen Co. and Alliance Boots GmbH (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2013).

10.3

The Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of January 16, 2013, among Amerisource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchasing Agents and Purchasers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013).

10.4	Revolving Credit Note, dated as of March 8, 2013, between AmerisourceBergen Corporation and Citizens Bank of Pennsylvania.

10.5	AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2013).

10.6

Written Consent of the Compensation and Succession Planning Committee of the Board of Directors of AmerisourceBergen Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.