Form 10-Q
period 2013-06-30
AMERISOURCEBERGEN CORP
filed 2013-08-07
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  June 30, 2013

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2013 was 230,903,118.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands, except share and per share data)	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,567,585	$1,066,608
Accounts receivable, less allowances for returns and doubtful accounts: $351,221 at June 30, 2013 and $338,245 at September 30, 2012	4,585,488	3,784,619
Merchandise inventories	5,895,089	5,472,010
Prepaid expenses and other	90,911	72,374
Assets held for sale	—	662,853
Total current assets	12,139,073	11,058,464

Property and equipment, at cost:
Land	37,538	33,009
Buildings and improvements	321,834	324,264
Machinery, equipment and other	1,057,279	942,604
Total property and equipment	1,416,651	1,299,877
Less accumulated depreciation	(639,560)	(556,193)
Property and equipment, net	777,091	743,684

Goodwill and other intangible assets	3,504,803	3,523,432
Other assets	158,365	116,676

TOTAL ASSETS	$16,579,332	$15,442,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,009,224	$9,492,589
Accrued expenses and other	441,017	570,210
Deferred income taxes	991,407	963,081
Liabilities held for sale	—	239,706
Total current liabilities	12,441,648	11,265,586

Long-term debt	1,396,439	1,395,931
Other liabilities	323,051	325,897

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 267,137,701 shares and 230,795,299 shares at June 30, 2013, respectively, and 262,542,659 shares and 235,394,281 shares at September 30, 2012, respectively	2,671	2,625
Additional paid-in capital	2,398,239	2,252,470
Retained earnings	1,506,102	1,270,423
Accumulated other comprehensive loss	(55,097)	(32,657)
Treasury stock, at cost: 36,342,402 shares at June 30, 2013 and 27,148,378 shares at September 30, 2012	(1,433,721)	(1,038,019)
Total stockholders’ equity	2,418,194	2,454,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,579,332	$15,442,256

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Revenue	$21,906,648	$19,326,807	$63,490,127	$59,016,363
Cost of goods sold	21,344,198	18,658,941	61,549,860	57,095,494
Gross profit	562,450	667,866	1,940,267	1,920,869
Operating expenses:
Distribution, selling, and administrative	331,173	303,812	975,409	823,418
Depreciation	34,395	29,552	99,338	81,278
Amortization	6,743	5,981	20,352	14,603
Warrants	35,815	—	39,576	—
Employee severance, litigation and other	19,678	4,135	21,383	16,721
Operating income	134,646	324,386	784,209	984,849
Other loss (income)	525	(4,785)	1,251	(4,917)
Interest expense, net	18,190	23,771	55,225	69,432
Income before income taxes	115,931	305,400	727,733	920,334
Income taxes	51,821	115,223	284,859	349,422
Income from continuing operations	64,110	190,177	442,874	570,912
Income (loss) from discontinued operations, net of income taxes	104,329	(8,906)	(60,190)	(15,420)
Net income	$168,439	$181,271	$382,684	$555,492

Earnings per share:
Basic earnings per share:
Continuing operations	$0.28	$0.75	$1.91	$2.23
Discontinued operations	0.45	(0.04)	(0.26)	(0.06)
Rounding	—	0.01	—	—
Total	$0.73	$0.72	$1.65	$2.17
Diluted earnings per share:
Continuing operations	$0.27	$0.74	$1.88	$2.19
Discontinued operations	0.44	(0.03)	(0.26)	(0.06)
Rounding	—	—	0.01	—
Total	$0.71	$0.71	$1.63	$2.13

Weighted average common shares outstanding:
Basic	231,002	252,116	231,273	256,260
Diluted	235,669	255,725	235,428	260,404

Cash dividends declared per share of common stock	$0.21	$0.13	$0.63	$0.39

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income	$168,439	$181,271	$382,684	$555,492
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	1,067	(5,202)	(22,574)	6,266
Other	80	27	134	81
Total other comprehensive income (loss)	1,147	(5,175)	(22,440)	6,347
Total comprehensive income	$169,586	$176,096	$360,244	$561,839

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
(in thousands)	2013	2012

OPERATING ACTIVITIES
Net income	$382,684	$555,492
Loss from discontinued operations	60,190	15,420
Income from continuing operations	442,874	570,912
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	102,737	81,965
Amortization, including amounts charged to interest expense	23,908	18,636
Provision for doubtful accounts	7,922	22,300
Provision for deferred income taxes	12,390	45,897
Warrant expense	39,576	—
Share-based compensation	26,900	18,437
Other	(5,873)	(5,288)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(835,697)	122,297
Merchandise inventories	(399,087)	207,607
Prepaid expenses and other assets	(65,656)	48,766
Accounts payable, accrued expenses, and income taxes	1,380,353	(228,351)
Other liabilities	4,692	(12,035)
Net cash provided by operating activities - continuing operations	735,039	891,143
Net cash provided by (used in) operating activities - discontinued operations	84,025	(131,088)
NET CASH PROVIDED BY OPERATING ACTIVITIES	819,064	760,055
INVESTING ACTIVITIES
Capital expenditures	(137,927)	(92,881)
Cost of acquired companies, net of cash acquired	—	(778,755)
Proceeds from sales of businesses	331,630	—
Other	523	23
Net cash provided by (used in) investing activities - continuing operations	194,226	(871,613)
Net cash used in investing activities - discontinued operations	(11,672)	(34,712)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	182,554	(906,325)
FINANCING ACTIVITIES
Long-term debt borrowings	—	499,290
Long-term debt repayments	—	(55,000)
Borrowings under revolving and securitization credit facilities	2,330,000	30,500
Repayments under revolving and securitization credit facilities	(2,330,000)	(30,500)
Purchases of common stock	(401,091)	(514,258)
Exercises of stock options, including excess tax benefits of $35,275 and $21,490 in fiscal 2013 and 2012, respectively	132,766	91,092
Cash dividends on common stock	(147,005)	(100,081)
Purchases of capped call options	(27,906)	—
Debt issuance costs and other	(6,867)	(10,528)
Net cash used in financing activities - continuing operations	(450,103)	(89,485)
Net cash (used in) provided by financing activities - discontinued operations	(50,538)	65,513
NET CASH USED IN FINANCING ACTIVITIES	(500,641)	(23,972)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	500,977	(170,242)
Cash and cash equivalents at beginning of period	1,066,608	1,825,990
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,567,585	$1,655,748

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the interim periods ended June 30, 2013 and 2012 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 16, 2013, which retrospectively revised the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts.

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Note 2.  Discontinued Operations

In May 2013, the Company completed the divestiture of its packaging and clinical trials services business, AndersonBrecon (“AB”), and completed the divestiture of AmerisourceBergen Canada Corporation (“ABCC”).  The Company previously committed to a plan to divest both businesses and therefore classified AB and ABCC’s assets and liabilities as held for sale in the accompanying consolidated balance sheets and classified AB and ABCC’s operating results, net of tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented.  Prior to being classified within discontinued operations, AB was included in Other and ABCC was included in Pharmaceutical Distribution for segment reporting.  AB and ABCC’s revenue and income (loss) before income taxes were as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue	$265,724	$442,577	$1,181,232	$1,194,481
Income (loss) before income taxes	$105,950	$(11,607)	$(50,663)	$(19,892)

The income before income taxes in the three months ended June 30, 2013 includes a $114.3 million gain on the sale of AB and an $8.9 million increase to the previously estimated loss on sale of ABCC.  The loss in the nine months ended June 30, 2013 also includes a goodwill impairment charge of $26.9 million and the initial estimated $134.8 million loss on the sale of ABCC.  Both divestitures are subject to final purchase price working capital adjustments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The gain on the sale of AB and the loss on the sale of ABCC include the reclassification of $9.3 million of cumulative foreign currency translation losses included within accumulated other comprehensive income.  The loss on the sale of ABCC will offset the gain on the sale of AB, and as a result, there is no impact on income tax expense.

The Company sold AB for $308.1 million and sold ABCC for $67.9 million, including a C$50.0 million note due from the buyer, with interest accruing at 3% annually, and scheduled monthly payments to be made over a seven-year term commencing in June 2013.  The Company entered into a foreign currency denominated contract to hedge the foreign currency exchange risk associated with the Canadian Note.

The following table summarizes the assets and liabilities of AB and ABCC when they were classified as held for sale (in thousands):

September 30,
2012
Assets:
Accounts receivable	$187,179
Merchandise inventories	249,463
Property and equipment, net	131,907
Goodwill and other intangible assets	85,163
Other assets	9,141
Assets held for sale	662,853

Liabilities:
Accounts payable	152,110
Accrued expenses and other	16,554
Other liabilities	71,042
Liabilities held for sale	239,706

Net assets	$423,147

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of June 30, 2013, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $50.9 million ($36.0 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $7.9 million of interest and penalties, which the Company records in income tax expense.  During the nine months ended June 30, 2013, unrecognized tax benefits increased by $7.6 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $3.3 million.

In March 2013, the Company issued Warrants in connection with the announcement of various agreements and arrangements with Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”).  See Note 6 for further details.  As of the date of issuance, the Warrants were valued at $242.4 million, which approximates the amount that will be deductible for income tax purposes.  The fair value of the Warrants as of June 30, 2013 was $467.6 million.  The excess of the fair value as of June 30, 2013 over the initial value of $242.4 million is not tax deductible.  As a result, the Company’s current effective income tax rate, which includes the impact of the Warrants, is higher than its historical rate.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2013 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2012	$2,422,975	$520,009	$2,942,984
Foreign currency translation and other	(1,437)	3,000	1,563
Goodwill at June 30, 2013	$2,421,538	$523,009	$2,944,547

Following is a summary of other intangible assets (in thousands):

	June 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$343,845	$—	$343,845	$344,004	$—	$344,004
Finite-lived intangibles:
Customer relationships	265,739	(75,989)	189,750	265,981	(61,865)	204,116
Other	68,202	(41,541)	26,661	67,896	(35,568)	32,328
Total other intangible assets	$677,786	$(117,530)	$560,256	$677,881	$(97,433)	$580,448

Amortization expense for other intangible assets was $20.4 million and $14.6 million in the nine months ended June 30, 2013 and 2012, respectively.  Amortization expense for other intangible assets is estimated to be $27.1 million in fiscal 2013, $25.4 million in fiscal 2014, $21.4 million in fiscal 2015, $20.4 million in fiscal 2016, $16.9 million in fiscal 2017, and $125.6 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Debt

Debt consisted of the following (in thousands):

	June 30,	September 30,
	2013	2012

Receivables securitization facility due 2016	$—	$—
Multi-currency revolving credit facility due 2018	—	—
Revolving credit note	—	—
$500,000, 5 7/8% senior notes due 2015	499,304	499,091
$400,000, 4 7/8% senior notes due 2019	397,726	397,485
$500,000, 3 1/2% senior notes due 2021	499,409	499,355
Total debt	$1,396,439	$1,395,931

The Company has a multi-currency senior unsecured revolving credit facility for $700 million, which was scheduled to expire in November 2017 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  In July 2013, the Company entered into an amendment with the syndicate of lenders primarily to increase the capacity of the Multi-Currency Revolving Credit Facility to $1.4 billion and to extend the maturity date to July 2018.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 68 basis points to 155 basis points (68 basis points to 130 basis points effective with the July 2013 amendment) over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2013).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at June 30, 2013).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at June 30, 2013.

In June 2013, the Company entered into an amendment to its receivables securitization facility (“Receivables Securitization Facility”) to increase the availability under the facility from $700 million to $950 million and extend the expiration date of the facility from November 2015 to June 2016.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility.  At June 30, 2013, there were no borrowings outstanding under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note (“Revolving Credit Note”) for an aggregate principal amount not to exceed $45 million.  The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $45 million at any time outstanding.  At June 30, 2013, there were no borrowings outstanding under the Revolving Credit Note.

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

In November 2012, the Company’s board of directors authorized a new program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  Subsequently, in November 2012, the Company entered into an ASR transaction with a financial institution and paid $250 million for a delivery of 6.2 million shares.  The initial payment of $250 million funded stock purchases of $248.5 million, $1.3 million of previously declared dividends that were scheduled to be paid in December 2012, and $0.2 million in other fees.  The amount ultimately paid was based on the volume-weighted average price of the Company’s common stock during the term of the ASR.  The ASR transaction was settled in December 2012, at which time the Company paid the financial institution a cash settlement of $10.3 million.  The Company applied 1.7 million shares for $71.2 million to the May 2012 share repurchase program, which completed its authorization under that program.  The Company applied the remaining 4.5 million shares from the November 2012 ASR for $187.6 million to the November 2012 share repurchase program.  In addition to the ASR transaction, during the three months ended June 30, 2013, the Company purchased 2.1 million shares of its common stock for $116.4 million.  The Company had $446.1 million of availability remaining under this share repurchase program as of June 30, 2013.

In March 2013, the Company, Walgreens, and Alliance Boots announced various agreements and arrangements pursuant to which Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in the Company, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of the Company’s common stock (approximately 7% of the Company’s common stock, on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants, as defined below) in open market transactions.  In connection with these arrangements, Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of Walgreens, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company’s common stock at an exercise price of $51.50 per share exercisable during a six month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of the Company’s common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 and Alliance Boots Luxembourg S.à.r.l., a wholly owned subsidiary of Alliance Boots, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company’s common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to 11,348,456 shares of the Company’s common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the “Warrants”).

The Company’s accounting for the Warrants has been determined in accordance with the guidance for equity-based payments to non-employees.  The various agreements and arrangements with Walgreens and Alliance Boots established various performance commitments that they must satisfy during the vesting periods of the Warrants, and if not fulfilled, the Company has the

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

With the assistance of a third-party valuation firm, the Company valued these Warrants as of March 18, 2013 (date of issuance) and updated the valuation each subsequent quarter end using a binomial lattice model approach.  As of June 30, 2013, the Warrants with an exercise price of $51.50 were valued at $9.94 per share and the Warrants with an exercise price of $52.50 were valued at $10.66 per share.  In total, the Warrants were valued at $467.6 million as of June 30, 2013.  The valuation of the Warrants considers the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected remaining life of the Warrants, the expected dividend yield, and the risk-free interest rate.

In June 2013, the Company commenced a hedging strategy to partially mitigate the impact of future increases in the market price of its common stock on its plan to repurchase shares of its common stock to offset the potential dilution associated with the Warrants upon their exercise.  The Company’s strategy was implemented by entering into a contract with a financial institution pursuant to which it will execute a series of issuer capped call option transactions (“Capped Calls”).  The Company intends to repurchase shares approximating 60% of the potential dilution associated with the Warrants upon their exercise using this hedging strategy.  However, the hedge execution will be based upon market conditions and may be stopped at any time by the Company.

Through June 30, 2013, the Company purchased Capped Calls on 4.7 million shares of its common stock for a total premium of $43.5 million, which was recorded as a reduction of paid-in capital.  The Capped Calls permit the Company to acquire shares of its common stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017.  The Capped Calls permit net share settlement, which is limited by caps in the market price of the Company’s common stock.  The Company has accounted for the Capped Calls as equity contracts.

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

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Weighted average common shares outstanding - basic	231,002	252,116	231,273	256,260
Effect of dilutive securities: stock options, restricted stock, and restricted stock units	4,667	3,609	4,155	4,144
Weighted average common shares outstanding - diluted	235,669	255,725	235,428	260,404

There were no potentially dilutive stock options that were antidilutive for the three and nine months ended June 30, 2013.  The potentially dilutive stock options that were antidilutive for the three and nine months ended June 30, 2012 were 6.4 million and 4.6 million, respectively.

For each reporting period, the dilutive impact of the shares potentially issuable upon exercise of the Warrants is required to be calculated using the treasury stock method.  Under this approach, the diluted number of shares is determined by dividing the assumed proceeds of the Warrants by the average stock price during the reporting period and then comparing that amount against the number of the Warrants issued.  The assumed proceeds are calculated by multiplying the number of shares underlying the Warrants by

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the exercise price, plus the amount of unrecognized expense during the period.  The unrecognized expense represents the difference between the fair value of Warrants as of the balance sheet date and the cumulative amount of Warrant expense recognized in the Company’s Consolidated Statements of Operations.  The inclusion of the unrecognized expense in the calculation of assumed proceeds has the effect of reducing the dilutive impact of the Warrants, particularly in the earlier periods of the life of the Warrants.  As a result, the Warrants were antidilutive for the three and nine months ended June 30, 2013.

Note 7.  Employee Severance, Litigation and Other

During fiscal 2012, the Company introduced a number of initiatives, some of which were made possible as a result of efficiencies gained through the implementation of the Company’s enterprise resource planning system, to improve its operating efficiency across many of its businesses and certain administrative functions.  In connection with these initiatives, the Company recorded $34.7 million of severance and other related costs in fiscal 2012.  Other costs included an estimated $10.3 million liability to exit our participation in a multi-employer pension plan resulting from a planned AmerisourceBergen Drug Corporation (“ABDC”) distribution facility closure in fiscal 2013.  Through June 30, 2013, 297 employees have been severed related to the fiscal 2012 initiatives.

In the nine months ended June 30, 2013, the Company incurred $22.8 million of deal-related transaction costs (primarily related to professional fees with respect to the Walgreens and Alliance Boots transaction), $4.5 million of facility closure and other costs, and reversed $5.9 million of severance costs that were initially recorded in connection with the fiscal 2012 initiatives.  As a result of the recently announced Walgreens ten-year pharmaceutical distribution agreement, the Company terminated a significant portion of its previously planned fiscal 2012 initiatives.

In December 2012, the Company paid $16 million to settle a qui tam matter, which was accrued within Litigation and Other as of September 30, 2012.

The following table displays the activity in accrued expenses and other from September 30, 2012 to June 30, 2013 related to the matters discussed above (in thousands):

	Employee	Litigation and
	Severance	Other	Total
Balance as of September 30, 2012	$30,982	$17,853	$48,835
Expense recorded during the period	(1,420)	22,803	21,383
Payments made during the period	(11,718)	(39,358)	(51,076)
Balance as of June 30, 2013	$17,844	$1,298	$19,142

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Qui Tam Matter

The qui tam provisions of the federal civil False Claims Act and various state and local civil False Claims Acts permit a private person, known as a “relator” or whistleblower, to file civil actions under these statutes on behalf of the federal, state and local governments.  Such cases may involve allegations around the marketing, sale and/or purchase of pharmaceutical products.  Qui tam complaints are initially filed by the relator under seal (or on a confidential basis) and the filing of the complaint imposes obligations on government authorities to investigate the allegations in the complaint and to determine whether or not to intervene in the action.  Qui tam complaints remain sealed until the court in which the case was filed orders otherwise.

The Company has learned that there are filings in one or more federal district courts, including a qui tam complaint filed by one of its former employees, that are under seal and may involve allegations against the Company (and/or subsidiaries or businesses of the Company, including its group purchasing organization for oncologists and its oncology distribution business) relating to its distribution of certain pharmaceutical products to providers. AmerisourceBergen Specialty Group, Inc. (“ABSG”) has also received subpoenas from the United States Attorney’s Office for the Eastern District of New York (“USAO”) requesting production of documents and information relating to ABSG’s oncology distribution center and pharmacy in Dothan, Alabama, and its group purchasing organization for oncologists, which the Company believes could be related to one or more of the qui tam actions that remain under seal. The Company is in the process of responding to the subpoenas and is cooperating fully with the USAO.  The Company cannot predict the outcome of any pending action in which any AmerisourceBergen entity is or may become a defendant.

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

West Virginia Complaint

On June 26, 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed a complaint (the “Complaint”) in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants’ alleged conduct. On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. On August 27, 2012, West Virginia filed a Motion to Remand, to which J.M. Smith Corporate d/b/a Smith Drug Company, joined by all other defendants, filed a reply. On March 27, 2013, the Court granted West Virginia’s Motion to Remand.  The Company cannot predict the outcome of this matter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  During the three and nine months ended June 30, 2013, the Company recognized gains of $6.0 million and $21.7 million, respectively, relating to the above-mentioned class action lawsuits.  The Company recognized no such gains during the three and nine months ended June 30, 2012.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 10.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at June 30, 2013 and September 30, 2012 approximate fair value based upon the relatively short-term nature of these financial instruments.  Within cash and cash equivalents, the Company had $559.0 million of investments in money market accounts as of June 30, 2013.  The Company had $230.0 million of investments in money market accounts as of September 30, 2012.  The fair values of the money market accounts were determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.  The recorded amount of debt (see Note 5) and the corresponding fair value as of June 30, 2013 were $1,396.4 million and $1,502.1 million, respectively.  The recorded amount of debt and the corresponding fair value as of September 30, 2012 were $1,395.9 million and $1,584.7 million, respectively.  The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

Note 11.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers.  The Company’s operations are comprised of the Pharmaceutical Distribution reportable segment and Other.  The Pharmaceutical Distribution reportable segment consists of the ABDC and ABSG operating segments.  Other consists of the AmerisourceBergen Consulting Services (“ABCS”) and World Courier Group, Inc. (“World Courier”) operating segments.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables illustrate reportable segment information for the three and nine months ended June 30, 2013 and 2012 (in thousands):

	Revenue
	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Pharmaceutical Distribution	$21,490,543	$18,985,491	$62,300,468	$58,243,723
Other	466,710	397,452	1,329,984	903,178
Intersegment eliminations	(50,605)	(56,136)	(140,325)	(130,538)
Revenue	$21,906,648	$19,326,807	$63,490,127	$59,016,363

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Operating Income
	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Pharmaceutical Distribution	$165,079	$307,345	$774,599	$947,064
Other	25,060	21,176	70,569	54,506
Warrants	(35,815)	—	(39,576)	—
Employee severance, litigation and other	(19,678)	(4,135)	(21,383)	(16,721)
Operating income	134,646	324,386	784,209	984,849
Other loss (income)	525	(4,785)	1,251	(4,917)
Interest expense, net	18,190	23,771	55,225	69,432
Income before income taxes	$115,931	$305,400	$727,733	$920,334

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in Exhibit 99.1 of our Current Report on Form 8-K filed on July 16, 2013, which retrospectively revised the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

As of September 30, 2012, we committed to a plan to divest AndersonBrecon (a business unit within AmerisourceBergen Consulting Services) and in March 2013, we committed to a plan to divest AmerisourceBergen Canada Corporation (a business unit within AmerisourceBergen Drug Corporation); therefore, their operations are classified as discontinued operations for all periods presented.  AndersonBrecon and AmerisourceBergen Canada Corporation were both divested in May 2013.  All historical information provided herein has been retroactively adjusted to conform to our current presentation.

Recent Developments

On March 19, 2013, we, Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and us pursuant to which Walgreens will source branded and generic pharmaceutical products from us; an agreement which provides us with the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between Walgreens and Alliance Boots; opportunities to accelerate our efforts to grow our specialty and manufacturer services businesses domestically and internationally; and agreements and arrangements pursuant to which Walgreens and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in us and gain associated representation on our board of directors in certain circumstances.  We were already distributing mail order and other pharmaceutical products for Walgreens.  The ten-year distribution agreement will expand our relationship to include the distribution of branded and generic pharmaceutical products for Walgreens.  As part of the transition to the new arrangement, effective as of September 1, 2013, Walgreens has asked us to commence distribution of certain pharmaceutical products to selected Walgreens locations.  Over time, beginning in fiscal 2014, we expect our distribution for Walgreens to increasingly include generic pharmaceutical products that Walgreens currently self-distributes.

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

Our accounting for the Warrants has been determined in accordance with the guidance for equity-based payments to non-employees.  The various agreements and arrangements with Walgreens and Alliance Boots established various performance commitments that they must satisfy during the vesting period of the Warrants, and if not fulfilled, we have the right to cancel the Warrants.  The fair value of the Warrants was initially measured at the date of issuance, and is expensed over the three and four-year vesting periods as an operating expense.  The fair value of the Warrants will be re-measured at the end of each reporting period, and an adjustment will be recorded, if necessary, in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date.  As a result, future Warrant expense could fluctuate significantly.

With the assistance of a third-party valuation firm, we valued these Warrants as of March 18, 2013 (date of issuance) and updated the valuation each subsequent quarter end using a binomial lattice model approach.  As of June 30, 2013, the Warrants with an exercise price of $51.50 were valued at $9.94 per share and the Warrants with an exercise price of $52.50 were valued at $10.66 per share.  In total, the Warrants were valued at $467.6 million as of June 30, 2013.  The valuation of the Warrants considers our common stock price and various assumptions, such as the volatility of our common stock, the expected remaining life of the Warrants, the expected dividend yield, and the risk-free interest rate.

Please refer to our Current Report on Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements.  We currently expect earnings accretion from the pharmaceutical distribution agreement and the generics and related pharmaceutical products global sourcing agreement for fiscal year 2014, excluding certain expenses and non-recurring costs related to the transaction. See “Cautionary Note Regarding Forward-Looking Statements” on page 28 and “Risk Factors” in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Both ABDC and ABSG distribute specialty drugs to their customers, with the principal difference between these two operating segments being that ABSG operates distribution facilities that focus primarily on complex disease treatment regimens.  Therefore, a product distributed from one of ABSG’s distribution facilities results in revenue reported under ABSG, and a product distributed from one of ABDC’s distribution centers results in revenue reported under ABDC.  Essentially all of ABSG sales consist of specialty pharmaceutical products.  ABDC sales of specialty pharmaceutical products are a relatively small component of its overall revenue.

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

Results of Operations

Revenue

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Pharmaceutical Distribution	$21,490,543	$18,985,491	13.2%	$62,300,468	$58,243,723	7.0%
Other	466,710	397,452	17.4%	1,329,984	903,178	47.3%
Intersegment eliminations	(50,605)	(56,136)	-9.9%	(140,325)	(130,538)	7.5%
Revenue	$21,906,648	$19,326,807	13.3%	$63,490,127	$59,016,363	7.6%

Revenue increased 13.3% and 7.6% from the prior year quarter and nine-month period, respectively.  These increases were due to both the revenue growth of Pharmaceutical Distribution and the revenue growth of Other.

Our revenue growth will continue to accelerate in the fourth quarter of fiscal 2013, and as a result, we currently expect our revenue in fiscal 2013 to increase between 11% and 13%.  Our expected growth rate reflects our three-year contract with Express Scripts, Inc. (“Express Scripts”), which became effective on October 1, 2012, to supply primarily brand-name pharmaceuticals.  Annual sales to Express Scripts in fiscal 2013 under this contract are currently estimated to be approximately $20 billion, which is an increase of approximately $7 billion from fiscal 2012.  Our expected growth in fiscal 2013 also reflects an estimated $3 billion of incremental sales to Walgreens resulting from the transition to our new ten-year pharmaceutical distribution agreement.  In addition, our revenue in fiscal 2013 will include a full year’s operating results of World Courier.  Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 13.2% and 7.0% from the prior year quarter and nine-month period, respectively.  Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue.  These revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC’s facilities.  Total intrasegment revenues were $809.2 million and $674.0 million in the quarters ended June 30, 2013 and 2012, respectively.  Total intrasegment revenues were $2.4 billion and $2.0 billion in the nine-month periods ended June 30, 2013 and 2012, respectively.

ABDC’s revenue of $17.9 billion and $51.7 billion in the quarter and nine months ended June 30, 2013 increased 15.8%, or approximately $2.4 billion, and 7.9%, or approximately $3.8 billion, respectively, from the prior year periods (before intrasegment eliminations).  The increase in ABDC’s revenue was primarily due to increased sales to Express Scripts of $2.3 billion and $5.1 billion in the quarter and nine months ended June 30, 2013, respectively.  The increased sales were offset in part by the loss of a food and drug retail group purchasing organization (“GPO”) customer, which resulted in a $0.5 billion and $1.2 billion decrease in revenue in the quarter and nine months ended June 30, 2013, respectively. Additionally, revenue was favorably impacted by an increase in brand-name pharmaceutical prices and was unfavorably impacted by an increase in the use of lower priced generic pharmaceuticals.  The increased use of generic pharmaceuticals was the result of over 30 brand to generic conversions in fiscal 2012.

ABSG’s revenue of $4.4 billion and $13.0 billion in the quarter and nine months ended June 30, 2013 increased 4.8% and 6.0%, respectively, from the prior year periods (before intrasegment eliminations) primarily due to the growth in its blood products, vaccine, and physician office distribution businesses, and its third-party logistics business.  The physician office distribution business continues to benefit from sales of an ophthalmology drug.  ABSG’s revenue growth was partially offset by a decline in sales of certain specialty oncology drugs.  The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.  Community oncologists and other specialty physicians that administer drugs under Medicare Part B are experiencing declining reimbursement rates for specialty pharmaceutical drugs.  As a result, some physician practices have consolidated or sold their businesses to hospitals.  Under federal sequestration legislation, Medicare physician reimbursement rates for Part B drugs were further reduced on April 1, 2013.  While we service the needs of many hospitals, the continuing shift in this service channel has reduced oncology revenue.  (Refer to Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a more detailed description of this business risk.)  ABSG’s business may continue to be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs.  Since ABSG provides a number of services to or through physicians, any further changes affecting this service channel could result in additional revenue reductions.

A number of our contracts with customers or group purchasing organizations (“GPOs”) are typically subject to expiration each year.  We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, or replaced.  During the nine months ended June 30, 2013, no significant contracts expired.  Over the next twelve months, there are no significant contracts scheduled to expire.

Other

Other revenue increased $69.3 million and $426.8 million from the prior year quarter and nine-month period, respectively, primarily due to the incremental revenue contributions from World Courier, which was acquired in April 2012.  We expect Other revenue to increase between 30% and 35% in fiscal 2013 primarily due to the inclusion of World Courier’s revenue for a full fiscal year.

Gross Profit

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Pharmaceutical Distribution	$443,412	$579,841	-23.5%	$1,590,633	$1,751,878	-9.2%
Other	119,038	88,025	35.2%	349,634	168,991	106.9%
Gross profit	$562,450	$667,866	-15.8%	$1,940,267	$1,920,869	1.0%

Gross profit decreased 15.8%, or approximately $105.4 million, and increased 1.0%, or approximately $19.4 million, from the prior year quarter and nine-month period, respectively.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision.  The annual LIFO provision, which we estimate on a quarterly basis, is affected by expected changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.  As a result of the March 2013 announcement of the Walgreens distribution contract, we completed procedures in the quarter ended June 30, 2013 to understand and analyze the amount of branded inventory that we will be required to purchase and warehouse prior to September 1, 2013 to properly service this new customer contract.  Due to the additional branded inventory that we will be required to purchase to service the Walgreens contract, estimated to be over $1.0 billion at September 30, 2013, and the impact the branded inventory is estimated to have on our annual inflation index, we recorded a LIFO charge of $122.1 million in the quarter ended June 30, 2013.  We currently expect to record a material LIFO charge in our fourth quarter ending September 30, 2013.

Pharmaceutical Distribution gross profit decreased 23.5%, or approximately $136.4 million, and decreased 9.2%, or approximately $161.2 million, from the prior year quarter and nine-month period, respectively.  Excluding the fiscal 2013 LIFO charge, Pharmaceutical Distribution gross profit decreased by $14.4 million and $38.2 million in the quarter and nine months ended June 30, 2013.  Excluding the fiscal 2013 LIFO charge, these decreases were primarily due to the lower gross profit related to the Express Scripts contract, the loss of a food and drug retail GPO customer, the lower number of generic launches, and the reduced contribution from the sales of certain specialty oncology drugs.  These decreases were offset in part by the growth of our non-oncology specialty distribution businesses.  We also recognized gains of $6.0 million and $21.7 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarter and nine months ended June 30, 2013, respectively.  The gains were recorded as a reduction to cost of goods sold.  There were no gains from antitrust litigation settlements in the prior year quarter or nine-month period.

As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.06% in the quarter ended June 30, 2013 decreased 99 basis points from the prior year quarter.  Excluding the fiscal 2013 LIFO charge, Pharmaceutical Distribution gross profit margin of 2.63% in the quarter ended June 30, 2013 decreased 42 basis points from the prior year quarter.  As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.55% in the nine months ended June 30, 2013 decreased 46 basis points from the prior year period.  Excluding the fiscal 2013 LIFO charge, Pharmaceutical Distribution gross profit margin of 2.75% in the nine months ended June 30, 2013 decreased 26 basis points from the prior year period.  Excluding the fiscal 2013 LIFO charge, the Pharmaceutical Distribution gross profit margin declines in the quarter and nine months ended June 30, 2013 were primarily due to lower gross profit margin related to the current Express Scripts contract, the loss of a food and drug retail GPO customer, and competitive pressures on customer margins.  These declines were offset in part by the gross profit contributions from the above-mentioned gains from antitrust litigation settlements.

Other gross profit increased by $31.0 million and $180.6 million in the quarter and nine months ended June 30, 2013.  The increases in gross profit were primarily due to the incremental contributions made by our fiscal 2012 acquisition of World Courier.  As a percentage of revenue, Other gross profit margin of 25.51% in the quarter ended June 30, 2013 increased from 22.15% in the prior year quarter.  As a percentage of revenue, Other gross profit margin of 26.29% in the nine months ended June 30, 2013 increased from

18.71% in the prior year period.  These increases were primarily due to the gross profit contributions from our fiscal 2012 acquisition of World Courier.

Operating Expenses

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Distribution, selling and administrative	$331,173	$303,812	9.0%	$975,409	$823,418	18.5%
Depreciation and amortization	41,138	35,533	15.8%	119,690	95,881	24.8%
Warrants	35,815	—		39,576	—
Employee severance, litigation and other	19,678	4,135		21,383	16,721
Total operating expenses	$427,804	$343,480	24.5%	$1,156,058	$936,020	23.5%

Distribution, selling and administrative expenses increased $27.4 million, or 9.0% in the quarter ended June 30, 2013 and increased $152.0 million, or 18.5% in the nine months ended June 30, 2013, primarily due to the incremental operating costs of our fiscal 2012 acquisition of World Courier.

Depreciation expense increased from the prior-year periods due to our fiscal 2012 acquisition of World Courier and due to an increase in capital projects.  Amortization expense increased from the prior-year periods due to our fiscal 2012 acquisition of World Courier.

Warrant expense was $35.8 million and $39.6 million in the quarter and nine months ended June 30, 2013, respectively.  The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with Walgreens and Alliance Boots.  Refer to the Recent Developments on page 16 for a more detailed description of the Warrants.  Future Warrant expense could fluctuate significantly.

Employee severance, litigation and other for the quarter ended June 30, 2013 included $18.1 million of deal-related transaction costs (primarily related to professional fees with respect to the Walgreens and Alliance Boots transaction) and $1.6 million of facility closure and other costs.  Employee severance, litigation and other for the nine months ended June 30, 2013 included $22.8 million of deal-related transaction costs (primarily related to professional fees with respect to the Walgreens and Alliance Boots transaction), $4.5 million of facility closure and other costs, offset by a reversal of $5.9 million of severance costs that were initially recorded in connection with fiscal 2012 initiatives.  As a result of the announced Walgreens ten-year pharmaceutical distribution agreement, we terminated a significant portion of our previously planned fiscal 2012 initiatives.  Employee severance, litigation and other for the prior year quarter included $4.1 million of deal-related transaction costs.  Employee severance, litigation and other for the nine months ended June 30, 2012 included $6.1 million of employee severance costs and $10.6 million of deal-related transaction costs.

As a percentage of revenue, operating expenses were 1.95% in the quarter ended June 30, 2013, an increase of 17 basis points from the prior year quarter.  For the nine months ended June 30, 2013, operating expenses, as a percentage of revenue, were 1.82%, up 23 basis points from the prior year nine-month period.  These increases were primarily due to the Warrant expense and the addition of our fiscal 2012 World Courier acquisition, which has higher operating expenses as a percentage of revenue.  For the Pharmaceutical Distribution segment, as a percentage of revenue, operating expenses were down 14 basis points from the prior year quarter and down 7 basis points from the prior year nine-month period.

Operating Income

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Pharmaceutical Distribution	$165,079	$307,345	-46.3%	$774,599	$947,064	-18.2%
Other	25,060	21,176	18.3%	70,569	54,506	29.5%
Warrants	(35,815)	—		(39,576)	—
Employee severance, litigation and other	(19,678)	(4,135)		(21,383)	(16,721)
Operating income	$134,646	$324,386	-58.5%	$784,209	$984,849	-20.4%

Segment operating income is evaluated before Warrant expense and employee severance, litigation and other.

Pharmaceutical Distribution operating income decreased 46.3%, or approximately $142.3 million, and 18.2%, or approximately $172.5 million, from the prior year quarter and nine-month period, respectively.  Excluding the fiscal 2013 LIFO charge, Pharmaceutical Distribution operating income decreased 6.6%, or approximately $20.2 million, and 5.2%, or approximately $49.4 million, from the prior year quarter and nine-month period, respectively.  Excluding the fiscal 2013 LIFO charge, the 28 basis point decline in Pharmaceutical Distribution operating margin from the prior year quarter and 19 basis point decline from the prior year nine-month period are due to decreased contributions from generic launches, a shift in customer mix towards lower margin business in ABDC (most notably the Express Scripts contract), the loss of a food and drug retail GPO customer, and a decline in the operating margin of our oncology business.

Other operating income increased $3.9 million from the prior year quarter due to the contribution made by our World Courier acquisition, offset in part by the decrease in operating income from our ABCS businesses.  Other operating income increased $16.1 million from the prior year nine-month period due to the contribution made by our World Courier acquisition and an increase in operating income from our ABCS businesses.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended June 30, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$18,547	4.74%	$24,316	4.93%
Interest income	(357)	0.28%	(545)	0.22%
Interest expense, net	$18,190		$23,771

Interest expense decreased from the prior year quarter due to a decrease of $392.3 million in average borrowings due to the repayment of our $392 million, 5 5/8% senior notes in September 2012.

Interest expense, interest income, and the respective weighted average interest rates in the nine months ended June 30, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$55,931	4.72%	$70,851	4.94%
Interest income	(706)	0.29%	(1,419)	0.21%
Interest expense, net	$55,225		$69,432

Interest expense decreased from the prior year nine-month period due to a decrease of $322.1 million in average borrowings, primarily due to the repayment of our $392 million, 5 5/8% senior notes in September 2012, offset in part by the issuance of our $500 million 3 1/2% senior notes in November 2011.

Income taxes in the quarter ended June 30, 2013 reflect an effective income tax rate of 44.7%, compared to 37.7% in the prior year quarter.  Income taxes in the nine months ended June 30, 2013 and 2012 reflect effective income tax rates of 39.1% and 38.0%, respectively.  Our effective tax rate is higher in fiscal 2013 because a portion of the Warrant expense is not tax deductible.  Excluding the impact of Warrant expense, our effective tax rates in the quarter and nine months ended June 30, 2013 were 36.2% and 37.7%, respectively.  Our future effective tax rate could fluctuate significantly depending upon the quarterly valuation of the Warrants for book accounting purposes.  Excluding the impact of Warrant expense, we expect that our effective tax rate in fiscal 2013 will be approximately 38.0%.

Income from continuing operations of $64.1 million in the quarter ended June 30, 2013 decreased 66.3% from the prior year quarter.  Diluted earnings per share from continuing operations of $0.27 in the quarter ended June 30, 2013 decreased 63.5% from $0.74 per share in the prior year quarter.  Excluding the fiscal 2013 LIFO charge and Warrant expense, income from continuing operations of $171.4 million in the quarter ended June 30, 2013 decreased 9.9% from the prior year quarter.  Diluted earnings per share from continuing operations, excluding the fiscal 2013 LIFO charge and Warrant expense, of $0.73 in the quarter ended June 30, 2013 decreased 1.4% from the prior year quarter.  Income from continuing operations of $442.9 million in the nine months ended June 30, 2013 decreased 22.4% from the prior year period.  Diluted earnings per share from continuing operations of $1.88 in the nine months ended June 30, 2013 decreased 14.2% from $2.19 in the prior year period.  Excluding the fiscal 2013 LIFO charge and Warrant expense, income from continuing operations of $553.4 million in the nine months ended June 30, 2013 decreased 3.1% from the prior year period.  Diluted earnings per share from continuing operations, excluding the fiscal 2013 LIFO charge and Warrant expense, of $2.35 in the nine months ended June 30, 2013 increased 7.3% from the prior year period.  Excluding the fiscal 2013 LIFO charge and Warrant expense, the percentage differences between the changes in diluted earnings per share and the changes in income from continuing operations for the quarter and nine months ended June 30, 2013 were due to the 7.8% and 9.6% reduction, respectively, in weighted average common shares outstanding, primarily from purchases of our common stock, net of the impact of stock option exercises.

Income (loss) from discontinued operations, net of income taxes, for all periods presented includes the operating results of AndersonBrecon (“AB”) and AmerisourceBergen Canada Corporation (“ABCC”).  The income in the quarter ended June 30, 2013 also includes the gain on the divestiture of AB and an adjustment to the initial estimated loss on the sale of ABCC.  The loss in the nine months ended June 30, 2013 also includes a goodwill impairment charge and the initial estimated loss on the sale of ABCC.

Liquidity and Capital Resources

The following table illustrates our debt structure at June 30, 2013, including availability under the multi-currency revolving credit facility, the receivables securitization facility and the revolving credit note (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 5 7/8% senior notes due 2015	$499,304	$—
$400,000, 4 7/8% senior notes due 2019	397,726	—
$500,000, 3 1/2% senior notes due 2021	499,409	—
Total fixed-rate debt	1,396,439	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2018	—	689,623
Receivables securitization facility due 2016	—	950,000
Revolving credit note	—	45,000
Total variable-rate debt	—	1,684,623
Total long-term debt	$1,396,439	$1,684,623

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility and the revolving credit note provides us sufficient sources of capital to fund our working capital requirements.

We have a $700 million multi-currency senior unsecured revolving credit facility, which was scheduled to expire in November 2017, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders.  In July 2013, we entered into an amendment with the syndicate of lenders primarily to increase the capacity of the Multi-Currency Revolving Credit Facility to $1.4 billion and to extend the maturity date to July 2018.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 155 basis points (68 basis points to 130 basis points effective with the July 2013 amendment) over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2013). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at June 30, 2013). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of June 30, 2013.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at June 30, 2013.

In June 2013, we entered into an amendment to our receivables securitization facility (“Receivables Securitization Facility”), to increase the availability under the facility from $700 million to $950 million and extend the expiration date of the facility from November 2015 to June 2016.  We have available to us an accordion feature whereby the commitment on the Receivables

Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We currently pay an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At June 30, 2013, there were no borrowings outstanding under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note (“Revolving Credit Note”) for an aggregate principal amount not to exceed $45 million.  The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $45 million at any time outstanding.

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

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities.   In May 2012, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the quarter ended December 31, 2012, we purchased $96.9 million of our common stock to complete our authorization under the $750 million share repurchase program.  In November 2012, our board of directors approved a new program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the nine months ended June 30, 2013, we purchased $303.9 million of our common stock under the new share repurchase program.  As of June 30, 2013, we had $446.1 million of availability remaining on the new $750 million share repurchase program.  We have purchased $401.1 million of our common stock in fiscal 2013, which is in line with our expectations for the full fiscal year.  Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

If Walgreens and/or Alliance Boots exercise their rights to purchase our common stock pursuant to the Warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.  In June 2013, we commenced a hedging strategy to partially mitigate the impact of future increases in the market price of our common stock on our plan to repurchase shares of our common stock to offset the potential dilution associated with the Warrants upon their exercise.  Our strategy was implemented by entering into a contract with a financial institution pursuant to which it will execute a series of issuer capped call option transactions (“Capped Calls”).  We intend to repurchase shares approximating 60% of the potential dilution associated with the Warrants upon their exercise using this hedging strategy.  However, the hedge execution will be based upon market conditions, and may be stopped at any time by us.  As of June 30, 2013, we purchased Capped Calls on 4.7 million shares of our common stock for a total premium of $43.5 million, of which $27.9 million was paid as of June 30, 2013 and the remainder is accrued as of that date.  We believe that we have sufficient capital resources to fund the cost of the hedge strategy.

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

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  At June 30, 2013, we had no variable-rate debt outstanding.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at June 30, 2013.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $1.6 billion in cash and cash equivalents at June 30, 2013, $559.0 million of which was invested in money market accounts at financial institutions.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the Euro, and the U.K. Pound Sterling.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.   We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.  As of June 30, 2013, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of the C$50.0 million note that we received in conjunction with the sale of ABCC.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$1,748,938	$66,375	$618,063	$74,000	$990,500
Operating leases	263,349	50,991	83,690	57,249	71,419
Other commitments	147,646	88,447	58,879	320	—
Total	$2,159,933	$205,813	$760,632	$131,569	$1,061,919

We have commitments to purchase product from influenza vaccine manufacturers through the 2014/2015 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $73.9 million as of June 30, 2013, of which $48.7 million represents our commitment over the next twelve months.  These influenza vaccine commitments are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities.  The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $61.9 million as of June 30, 2013, of which $31.5 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above contractual obligations table.

Our liability for uncertain tax positions was $50.9 million (including interest and penalties) as of June 30, 2013.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the nine months ended June 30, 2013, our operating activities provided $819.1 million of cash in comparison to cash provided of $760.1 million in the prior year period.  Cash provided by operations during the nine months ended June 30, 2013 was principally the result of income from continuing operations of $442.9 million, an increase in accounts payable, accrued expenses, and income taxes of $1.4 billion, and non-cash items of $207.6 million, offset, in part, by an increase in accounts receivable of $835.7 million and an increase in merchandise inventories of $399.1 million.  Accounts receivable increased from September 30, 2012, reflecting the increased volume associated with our current Express Scripts contract, and was offset in part by strong customer cash collections.  Additionally, while the payment terms in the current Express Scripts contract are favorable, they are longer than the payment terms in the previous Medco contract.  As a result, there was a negative impact on our working capital in the current year nine months ended June 30, 2013.  We also increased our merchandise inventories at June 30, 2013 to support the increase in volume due to the current Express Scripts contract.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The increase in days sales outstanding from the prior year quarter reflects the payment terms under the current Express Scripts contract.

	Quarter ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Days sales outstanding	18.6	18.1	18.6	17.7
Days inventory on hand	25.9	25.3	26.2	25.0
Days payable outstanding	44.6	42.8	44.2	42.1

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  We expect cash from operating activities in fiscal 2013 to be between $340 million and $440 million.  Operating cash uses during the nine months ended June 30, 2013 included $53.5 million of interest payments and $256.0 million of income tax payments, net of refunds.

During the nine months ended June 30, 2012, our operating activities provided $760.1 million of cash. Cash provided by operating activities during the nine months ended June 30, 2012 was principally the result of income from continuing operations of $570.9 million, non-cash items of $181.9 million, a decrease in accounts receivable of $122.3 million, and a decrease in merchandise inventories of $207.6 million, offset, in part, by a decrease in accounts payable, accrued expenses and income taxes of $228.4 million.  Accounts receivable declined from September 30, 2011, reflecting timing of customer purchases and payments as of June 30, 2012.  The decrease in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers.  Operating cash uses during the nine months ended June 30, 2012 included $57.3 million of interest payments and $216.1 million of income tax payments, net of refunds.

Capital expenditures for the nine months ended June 30, 2013 and 2012 were $137.9 million and $92.9 million, respectively.  Significant capital expenditures in the nine months ended June 30, 2013 included the purchase of one of our leased distribution facilities, technology initiatives including costs related to the further development of our enterprise resource planning (“ERP”) system, technology-related costs to on-board the incremental Walgreens’ distribution volume, and expansion costs related to one of ABDC’s facilities.  We expect to spend approximately $240 million for capital expenditures during fiscal 2013.  Significant capital expenditures in the nine months ended June 30, 2012 related to our Business Transformation project, which included a new ERP system for our corporate office and for our ABDC operations, ABDC purchases of machinery and equipment and other ABCS facility expansions and improvements.

In May 2013, we divested AB and received $308.1 million of cash and divested ABCC and received $23.5 million of cash.  Both divestitures are subject to final purchase price working capital adjustments.  On April 30, 2012, we acquired World Courier for a purchase price of $520 million, subject to a working capital adjustment.  In November 2011, we acquired TheraCom for a purchase price of $257.2 million, net of a working capital adjustment.  Additionally, we finalized working capital adjustments relating to our September 2011 acquisitions of IntrinsiQ, LLC and Premier Source totaling $0.5 million, net.

In November 2011, we issued our 2021 Notes for net proceeds of $494.8 million.  We used the net proceeds of the 2021 Notes for general corporate purposes.  In February 2012, we repaid $55.0 million of borrowings under a terminated credit facility.

During the nine months ended June 30, 2013 and 2012, we paid $401.1 million and $514.3 million, respectively, for purchases of our common stock shares.  During the nine months ended June 30, 2013, we paid $27.9 million to purchase Capped Calls to hedge to potential dilution associated with the Warrants upon their exercise.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated.  Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following:  changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to realize the anticipated benefits of the implementation of an enterprise resource planning (ERP) system; interest rate and foreign currency exchange rate fluctuations; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; economic, business, competitive and/or regulatory developments outside of the United States; risks associated with the strategic, long-term relationship among Walgreen Co., Alliance Boots GmbH, and AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents among the parties (including, among others, the distribution agreement or the generics agreement), an impact on our earnings per share resulting from the issuance of the Warrants, an inability to realize anticipated benefits (including benefits resulting from participation in the Walgreens Boots Alliance Development GmbH joint venture), the disruption of AmerisourceBergen’s cash flow and ability to return value to its stockholders in accordance with its past practices, disruption of or changes in vendor, payer and customer relationships and terms, and the reduction of AmerisourceBergen’s operational, strategic or financial flexibility; the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2013 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	400,695	$53.90	400,470	$540,853,044
May 1 to May 31	1,383,532	$54.30	1,380,880	$465,874,132
June 1 to June 30	364,345	$54.39	363,899	$446,082,979
Total	2,148,572		2,145,249

a)                                     Employees surrendered 225 shares, 2,652 shares, and 446 shares in April 2013, May 2013, and June 2013, respectively, to meet tax-withholding obligations upon vesting of restricted stock.

ITEM 6.  Exhibits

(a)         Exhibits:

10.1

The Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 28, 2013, among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchaser Agents and Purchasers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2013).

10.2	AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, as amended as of May 16, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 7, 2013	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

August 7, 2013	/s/ Tim G. Guttman
Tim G. Guttman
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

The Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 28, 2013, among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchaser Agents and Purchasers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2013).

10.2	AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, as amended as of May 16, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.