Form 10-K
period 2013-09-30
AMERISOURCEBERGEN CORP
filed 2013-11-26
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

          The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2013 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2013 was $10,325,295,935.

          The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2013 was 230,032,094.

Documents Incorporated by Reference

          Portions of the following document are incorporated by reference in the Part of this report indicated below:

          Part III — Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART I

ITEM 1.    BUSINESS

         As used herein, the terms "Company," "AmerisourceBergen," "we," "us," or "our" refer to AmerisourceBergen Corporation, a Delaware corporation.

         AmerisourceBergen Corporation is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain. More specifically, we distribute a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers located in the United States and select global markets, including chain retail and independent pharmacies, mail order pharmacies, acute care hospitals and health systems, physician practices, medical and dialysis clinics, long-term care and other alternate site pharmacies, and other customers. We also provide pharmacy services to certain specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including reimbursement and pharmaceutical consulting services, niche premium logistics services, inventory management, pharmacy automation, and pharmacy management.

Industry Overview

         Pharmaceutical sales in the United States, as recently estimated by IMS Healthcare, Inc. ("IMS"), an independent third party provider of information to the pharmaceutical and healthcare industry, are expected to grow approximately 2.3% annually from 2013 through 2017. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market.

         In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States, and other industry trends, include:

         Aging Population. The number of individuals age 65 and over in the United States is expected to exceed 49 million by 2017 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.

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

         Increased Use of Generic Pharmaceuticals. A number of patents for widely used brand-name pharmaceutical products will continue to expire during the next several years. In addition, increased emphasis by managed care and other third party payors on utilization of generics has accelerated their growth. We consider the increase in generic usage a favorable trend because generic pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth. Generic pharmaceuticals currently account for approximately 80% of the prescription volume in the United States.

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

The Company

         We currently serve our customers (healthcare providers, pharmaceutical manufacturers, and certain specialty drug patients) through a geographically diverse network of distribution service centers and other operations in the United States and selected global markets. In our pharmaceutical distribution business, we are typically the primary source of supply of pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allows them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.

Strategy

         Our business strategy is focused on the global pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, and physicians) and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

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

    We believe we have one of the lowest cost operating structures among all pharmaceutical distributors. AmerisourceBergen Drug Corporation has a distribution facility network totaling 25 distribution facilities in the United States. We continue to seek opportunities to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt "best practices" in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. Furthermore, we believe that the investments we continue to make related to our information systems may reduce our operating expenses in the future (see Information Systems on page 4 for further details).

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

    On March 18, 2013, we, Walgreen Co. ("Walgreens"), and Alliance Boots GmbH ("Alliance Boots") entered into various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and us, pursuant to which we will distribute branded and generic pharmaceutical products to Walgreens and an agreement that provides us the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between Walgreens and Alliance Boots. The increased volume associated with the distribution agreement is expected to improve our distribution center efficiency and our access to the joint venture is expected to improve our purchasing power.

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

  •
  Optimize and Grow Our Manufacturer Services Businesses.  Our consulting service businesses help pharmaceutical and biotechnology manufacturers commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies in supporting access to branded drugs. We also provide outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical companies. World Courier Group, Inc. ("World Courier"), is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens our service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America. We continue to seek opportunities to expand our offerings in consulting and other services.

  •
  Divestitures.  In order to allow us to concentrate on our strategic focus areas of pharmaceutical distribution and related services and specialty pharmaceutical distribution and related services, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.

    In May 2013, we completed the sale of AndersonBrecon, our former contract packaging and clinical trials services business in the United States and United Kingdom, and AmerisourceBergen Canada Corporation, our former Canadian pharmaceutical distribution business.

Operations

         Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2013 are comprised of the Pharmaceutical Distribution reportable segment and Other. Other consists of the AmerisourceBergen Consulting Services ("ABCS") operating segment and the World Courier operating segment.

    Pharmaceutical Distribution Segment

         The Pharmaceutical Distribution reportable segment is comprised of two operating segments, which include the operations of AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment's operations provide drug distribution and related services designed to improve patient access to products and enhance patient care.

         ABDC distributes a comprehensive offering of brand-name pharmaceuticals (including specialty pharmaceutical products) and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and other consulting services; scalable automated pharmacy dispensing equipment; and medication and supply dispensing cabinets. Additionally, ABDC delivers packaging solutions to institutional and retail healthcare providers.

         ABSG, through a number of operating businesses, provides pharmaceutical distribution and other services primarily to physician practices who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals and vaccines. Additionally, ABSG provides third party logistics and outcomes research, and other services for biotechnology and other pharmaceutical manufacturers.

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

         Both ABDC and ABSG distribute specialty drugs to their customers, with the principal difference between these two operating segments being that ABSG operates distribution facilities that focus primarily on complex disease treatment regimens. Therefore, a product distributed from one of ABSG's distribution facilities results in revenue reported under ABSG, and a product distributed from one of ABDC's distribution centers results in revenue reported under ABDC. Essentially all of ABSG sales consist of specialty pharmaceutical products. ABDC sales of specialty pharmaceutical products are a relatively small component of its overall revenue.

    Other

         Other consists of the ABCS operating segment and the World Courier operating segment. World Courier was acquired on April 30, 2012. The results of operations of our ABCS and World Courier operating segments are not significant enough to require separate reportable segment disclosure, and therefore, have been included in "Other" for the purpose of our reportable segment presentation.

         ABCS, through a number of operating businesses, provides commercialization support services, including reimbursement support programs, outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.

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

         Express Scripts, Inc., our largest customer in fiscal 2013, accounted for 24% of our revenue. Our top 10 customers, including governmental agencies, represented approximately 48% of fiscal 2013 revenue. In fiscal 2014, Walgreens will be our largest customer. In addition, we have contracts with group purchasing organizations ("GPOs"), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 10% of our revenue in fiscal 2013 was derived from our three largest GPO relationships. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations.

         Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2013. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are good. The 10 largest suppliers in fiscal 2013 accounted for approximately 47% of our purchases.

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

         ABDC continues to expand its electronic interface with its suppliers and currently processes a substantial portion of its purchase orders, invoices and payments electronically. ABDC has a warehouse operating system, which is used to manage the majority of ABDC's transactional volume. The warehouse operating system has improved ABDC's productivity and operating leverage. ABDC will continue to invest in advanced information systems and automated warehouse technology.

         A significant portion of our information technology activities relating to ABDC and our corporate functions are outsourced to IBM Global Services and other third party service providers.

         We expect to continue to enhance and upgrade the ERP system, including PassPort, our web-based customer facing application. In addition, in an effort to comply with future pedigree and other supply chain custody requirements (see Risk Factor — Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability), we expect to continue to make significant investments in our information systems.

         ABSG operates the majority of its business on its own common, centralized ERP system resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities.

Competition

         We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson") and Cardinal Health, Inc. ("Cardinal"). ABDC competes with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG's operating businesses face competition from a variety of competitors, including McKesson, Cardinal, FFF Enterprises, Henry Schein, Inc., and UPS Logistics, among others. Our ABCS and World Courier businesses also face competition from a variety of competitors. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

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

Employees

         As of September 30, 2013, we had approximately 13,000 employees, of which approximately 12,000 were full-time employees. Approximately 2% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

Government Regulation

         We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies.

         The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA") and various other federal and state regulatory authorities regulate the purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances must hold valid DEA licenses, meet various security and operating standards and comply with regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers from distributing controlled substances, seize or recall products and impose significant criminal, civil and administrative sanctions. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical wholesale distribution requirements needed to conduct our operations.

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

         In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. At the federal level, Congress has enacted legislation to regulate the pharmaceutical distribution system by establishing federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level. These and other requirements are expected to increase the cost of our operations.

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

Health Information and Privacy Practices

         The Health Information Portability and Accountability Act of 1996 ("HIPAA") and its accompanying federal regulations set forth privacy and security standards in order to protect the privacy of and provide for the security of individually identifiable health information, as such term is defined under the HIPAA regulations. Our operations, depending on their location, may also be subject to state or foreign regulations affecting personal data protection and the manner in which information services or products are provided. Significant criminal and civil penalties may be imposed for violation of HIPAA standards and other such laws. We have a HIPAA compliance program to facilitate our ongoing effort to comply with the HIPAA regulations.

         Enacted in 2009, the American Recovery and Reinvestment Act ("ARRA") strengthens federal privacy and security provisions to protect individually identifiable health information. A section of the ARRA known as the Health Information Technology for Economic and Clinical Health Act ("HITECH Act") strengthened certain aspects of the HIPAA privacy and security rules, imposed new notification requirements related to health data security breaches, broadened the rights of the U.S. Department of Health and Human Services ("HHS") to enforce HIPAA, and directed HHS to publish more specific security standards. On January 25, 2013, the Office for Civil Rights of HHS published the HIPAA omnibus final rule ("HIPAA Final Rule"), which amended certain aspects of the HIPAA privacy, security and enforcement rules pursuant to the HITECH Act, extending certain HIPAA obligations to business associates and their subcontractors. Certain components of our business act as business associates within the meaning of HIPAA and are subject to new obligations under the HIPAA Final Rules.

         Some of our businesses collect, maintain, and/or access other sensitive personal information that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act and the regulations implemented thereunder. Security and disclosure of personal information is also highly regulated in many other countries in which we operate.

         There can be no assurances that compliance with these requirements (including new HIPAA Final Rule requirements) will not impose new costs on our business.

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

         The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with two national wholesale distributors of pharmaceuticals, McKesson and Cardinal; regional and local distributors of pharmaceuticals; national generic distributors; chain drugstores that warehouse their own pharmaceuticals; manufacturers that distribute their products directly to customers; specialty distributors; and packaging and healthcare technology companies (see "Competition" on page 4). Competition continues to increase in specialty distribution and services, where gross margins historically have been higher than in ABDC. Reflecting that increased competition, our two national competitors have continued to expand their footprint in the area of specialty distribution and services. If we were forced by competition to reduce our prices or offer more favorable payment or other terms, our results of operations or liquidity could be adversely affected. In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this trend continues among our customers and suppliers, it could give the resulting enterprises greater bargaining power, which may lead to greater pressure to reduce prices for our products and services.

     Our results of operations continue to be subject to the risks and uncertainties of inflation in branded and generic pharmaceutical prices and deflation in generic pharmaceutical prices.

         Certain distribution service agreements that we have entered into with branded and generic pharmaceutical manufacturers continue to have an inflation-based compensation component to them. Arrangements with a small number of branded manufacturers continue to be solely inflation-based. As a result, our gross profit from brand-name and generic manufacturers continues to be subject to fluctuation based upon the timing and extent of manufacturer price increases. If the frequency or rate of branded and generic pharmaceutical price increases slows, our results of operations could be adversely affected. In addition, generic pharmaceuticals are also subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, our results of operations could be adversely affected.

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

         Express Scripts accounted for 24% of our revenue in fiscal 2013. Our top ten customers, including governmental agencies, represented approximately 48% of fiscal 2013 revenue. In fiscal 2014, Walgreens will be our largest customer. We also have contracts with group purchasing organizations ("GPOs"), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 10% of our revenue in fiscal 2013 was derived from our three largest GPO relationships. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows.

     Our revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.

         Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. At September 30, 2013, our two largest trade receivable balances due from customers represented approximately 32% and 13% of accounts receivable, net.

     If Walgreen Co. ("Walgreens") and/or Alliance Boots GmbH ("Alliance Boots") exercise their rights to purchase our common stock pursuant to the warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

         In connection with our strategic relationship with Walgreens and Alliance Boots, we entered into a Framework Agreement with Walgreens and Alliance Boots, dated as of March 18, 2013 (the "Framework Agreement"), pursuant to which (i) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of our common stock (approximately 7% of our common stock on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants described below) in open market transactions, with the right to designate up to two members of our board of directors upon achieving specified ownership levels; (ii) Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of Walgreens, was issued (a) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017; and (iii) Alliance Boots Luxembourg S.à.r.l., a wholly owned subsidiary of Alliance Boots, was issued (a) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the "Warrants"). The Warrants collectively represent approximately 16% of our common stock on a fully diluted basis as of the date of issuance, assuming exercise in full of the Warrants. The number of shares which may be purchased in the open market is subject to increase in certain circumstances if the market price of our common stock is less than the exercise price of the first tranche of Warrants when those Warrants are exercisable in 2016. In such event, the incremental number of shares purchased in the open market would reduce share-for-share the number of shares exercisable pursuant to the first tranche of Warrants.

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

     Problems with the transition of Walgreens' business to us, our performance under the distribution agreement, and/or a disruption in our relationship with Walgreens could adversely affect our business and financial results.

         In March 2013, we entered into a ten-year distribution agreement with Walgreens to act as its primary wholesale distribution source with respect to branded and generic prescription drugs. This agreement, when fully implemented, will significantly expand our relationship with Walgreens. Beginning September 1, 2013, we became the supplier of Walgreens' branded prescription drugs. Beginning in fiscal year 2014, Walgreens will, over time, move the supply of its generic prescription drug business to us. In order to transition the business, we will utilize unused capacity in our distribution network and will leverage prior investments in our new enterprise resource planning system. In the event there are any unanticipated delays, costs, fees, charges, expenses, capital expenditures or disruption of our business or operations relating to our transition to becoming the single branded and generic prescription drug wholesaler to Walgreens could adversely affect our business, financial condition and results of operations.

         In addition, our business may be adversely affected by any operational, financial or regulatory difficulties that Walgreens experiences, including any disruptions of certain of Walgreens' existing distribution facilities or retail pharmacies resulting from ongoing inspections by the DEA and/or state regulatory agencies and possible revocation of the controlled substance registrations for those facilities and pharmacies. If Walgreens' operations are seriously disrupted for any reason, whether by natural disaster, labor disruption, regulatory or governmental action or otherwise, it could adversely affect our business and our sales and profitability.

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

         We entered into the arrangement with Walgreens and Alliance Boots with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, growth in our revenues, earnings and earnings per share, cost savings and operating efficiencies, innovation and sharing of best practices. We currently anticipate earnings accretion from the agreement for fiscal year 2014, excluding any expenses related to the Warrants, certain non-recurring costs, and certain start-up expenses. This expectation is based on our preliminary estimates, which may materially change. The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming. Many of the anticipated benefits and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Achieving the anticipated benefits from the arrangement is subject to a number of significant challenges and uncertainties, including: the possibility of faulty assumptions underlying expectations, processes or initiatives, or the inability to realize and/or delays in realizing potential benefits, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits resulting from participation in Walgreens Boots Alliance Development, GmbH, a global sourcing joint venture between Walgreens and Alliance Boots, due to the inability of the joint venture to negotiate successfully with generic manufacturers or otherwise to perform as expected; the transition of Walgreens' generic prescription drug distribution to us; the potential disruption of our plans and operations as a result of this strategic arrangement, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; the potential disruption resulting from supplier and customer reaction to the strategic transaction and potential changes in supplier and customer relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; and whether the unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner.

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

         At the federal level, final regulations issued pursuant to the Prescription Drug Marketing Act became effective in December 2006. The FDA regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace and/or authentication technologies that leverage data carriers applied by the manufacturer to the sellable units and cases. The FDA is also required to develop a standardized numerical identifier ("SNI"). In March 2010, FDA issued guidance regarding the development of SNIs for prescription drug packages in which the FDA identified package-level SNIs, as an initial step in the FDA's development of additional measures to secure the drug supply chain. In November 2013, Congress passed the Drug Quality and Security Act ("DQSA"). The DQSA is expected to establish federal pedigree tracking standards requiring drugs to be labelled and tracked at the lot level, preempt state drug pedigree requirements, and require supply-chain stakeholders to participate in an electronic, interoperable prescription drug track and trace system.

         The increased costs of complying with these pedigree and other supply chain custody requirements will increase our costs or otherwise significantly affect our results of operations.

     The suspension or revocation by the United States Drug Enforcement Administration ("DEA") of any of the registrations that must be in effect for our distribution facilities to purchase, store and distribute controlled substances or the refusal by the DEA to issue a registration to any such facility that requires such registration may adversely affect our reputation, our business and our results of operations.

         The DEA, FDA, and various other federal and state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. Government authorities may from time to time investigate whether we are in compliance with various security and operating standards applicable to the distribution of controlled substances including whether we are adequately detecting and preventing the illegal diversion of controlled substances. We have received, and may in the future receive, requests for information and subpoenas from the DEA, various United States Attorneys' Offices of the United States Department of Justice, and/or state regulatory agencies related to our distribution of controlled substances or our order monitoring program, which is designed to prevent or detect the illegal diversion of controlled substances. We generally respond to such subpoenas and requests in a cooperative, thorough, and timely manner. These responses sometimes required time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil, criminal, or regulatory legal proceedings against the Company, as well as to settlements.

         The DEA, FDA and other federal and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers' licenses to distribute pharmaceutical products (including controlled substances), seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.

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

         The Affordable Care Act changed the formula for Medicaid federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average manufacturer price ("AMP"). The Centers for Medicare & Medicaid Services ("CMS") has released for review and comment a draft federal upper limit methodology and draft federal upper limits determined by using that methodology. While the draft federal upper limit prices released to date would represent a significant reduction from the federal upper limits currently in place, the impact of the CMS methodology cannot be determined until finalized. Any reduction in the Medicaid reimbursement rates to our customers for certain multisource pharmaceuticals may indirectly impact the prices that we can charge our customers for multisource pharmaceuticals and cause corresponding declines in our profitability.

         The Affordable Care Act also amends the Medicaid rebate statute to increase minimum Medicaid rebates paid by pharmaceutical manufacturers and make other changes affecting Medicaid rebate amounts. The Affordable Care Act's redefinition of AMP is expected to result, in most instances, in a higher AMP. This higher AMP, coupled with the higher minimum Medicaid rebate percentage, is expected to result in increased Medicaid rebate payments by pharmaceutical manufacturers, which could indirectly impact our business. CMS issued proposed regulations to implement the Affordable Care Act's provisions regarding Medicaid rebates and Medicaid reimbursement to pharmacies, but the regulations have not been finalized to date. We are currently assessing the potential impact of these provisions on our business. The federal government and state governments could take other actions in the future that impact Medicaid reimbursement and rebate amounts. For example, a number of states have announced plans to use average acquisition cost to reimburse pharmacies for the cost of drugs. There can be no assurance that recent or future changes in prescription drug reimbursement policies will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement and related reporting requirements could adversely affect our results of operations.

         In February 2011, CMS announced that it would be conducting a national survey of pharmacies to create a national database of average actual pharmacy acquisition costs, the results of which states may use to determine state-specific pharmaceutical reimbursement rates. CMS will use pharmacies' invoiced drug acquisition costs as reported in the surveys to calculate the National Average Drug Acquisition Cost ("NADAC"). CMS released its draft methodology for calculating the NADAC in May 2012, and began collecting survey data in June 2012. CMS has released draft NADACs, but the methodologies and files have not yet been finalized. There can be no assurances that state pharmaceutical rates derived from this new survey data will not result in lower Medicaid reimbursement levels or lead to other payers reducing their reimbursement levels that could adversely impact our business.

         Our revenue growth rate has been negatively impacted by a reduction in sales of certain anemia drugs, primarily those used in oncology, and may, in the future, be adversely affected by any further reductions in sales or restrictions on the use of anemia drugs or a decrease in Medicare reimbursement for these drugs. Several developments contributed to the decline in sales of anemia drugs, including expanded warning and product safety labeling requirements, more restrictive federal policies governing Medicare reimbursement for the use of these drugs to treat oncology patients with kidney failure and dialysis and more conservative guidelines for recommended dosage and use. Any further changes in the recommended dosage or use of anemia drugs or reductions in reimbursement for such drugs could result in slower growth or lower revenues. In addition, on January 1, 2011, CMS began implementing a prospective payment system for Medicare end-stage renal disease ("ESRD") services that provides a single bundled payment to dialysis facilities covering most ESRD services, including anemia drugs. There is a 4-year transition period to the new prospective payment system, and CMS continues to make refinements to the payment policy. We cannot at this time assess the impact this new payment system, when fully implemented, will have on our business.

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

         The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on health care entities. For instance, under the terms of the Budget Control Act of 2011 automatic federal spending cuts, known as sequestration, went into effect as a result of Congressional failure to adopt legislation meeting federal deficit reduction targets. Under this policy, a 2% cut is being made to Medicare provider and plan payments, generally effective for services provided on or after April 1, 2013. Any future reductions in Medicare reimbursement rates could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare and/or Medicaid payment or policy changes, if adopted, would not have an adverse effect on our business.

     ABSG's business may be adversely affected in the future by the impact of declining reimbursement rates for pharmaceuticals and other economic factors.

         ABSG sells specialty drugs directly to physicians and community oncology practices and provides a number of services to or through physicians. Drugs that are administered in a physician's office, such as drugs that are infused or injected, are typically covered under Medicare Part B. Declining reimbursement rates for Medicare Part B drugs and other economic factors have caused a number of physician practices, including some of our customers, to move from private practice to hospital settings, where they may purchase their specialty drugs under hospital prime vendor arrangements rather than from specialty distributors like ABSG. This trend may continue due to various factors, including legislative and regulatory requirements that affect how CMS calculates average sales price ("ASP") for Medicare Part B drugs. Medicare generally reimburses physicians for Part B drugs at the rate of ASP plus 6%. Federal changes in drug reimbursement policy have reduced and could continue to reduce Medicare reimbursement rates for some Part B drugs. For instance, the implementation of sequestration in 2013 pursuant to the Budget Control Act of 2011 has effectively reduced reimbursement below the ASP plus 6% level for the duration of sequestration (which lasts through fiscal year 2021 in the absence of additional legislation). These reductions could accelerate the trend of physician practices moving to or being acquired by hospitals, and could also indirectly impact the prices we can charge our customers for pharmaceuticals and result in corresponding declines in ABSG's profitability. Any future reductions in the rate of reimbursement for drugs covered under Medicare Part B or physician services under Medicare could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare reimbursement or policy changes, if adopted, would not have an adverse effect on our business.

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

         We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud and abuse. The federal government continues to strengthen its scrutiny of practices potentially involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse, and these enforcement authorities were further expanded by the Affordable Care Act. While we believe that we are in compliance with all applicable laws and regulations, many of the regulations applicable to us, including those relating to marketing incentives offered in connection with pharmaceutical sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could be subject to civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

     Our business and results of operations could be adversely affected by qui tam litigation.

         Violations of various federal and state laws governing the marketing, sale and purchase of pharmaceutical products can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Among other things, such violations can form the basis for qui tam complaints to be filed. The qui tam provisions of the federal and various state civil False Claims Acts authorize a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. Under False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on government authorities to investigate the allegations and determine whether or not to intervene in the action. Such cases may involve allegations around the marketing, sale, purchase, and/or dispensing of branded and/or generic pharmaceutical products and wrongdoing in the marketing, sale, purchase and/or dispensing of such products. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. Our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and damages arising from resultant false claims, if government authorities decide to intervene in any such matters and/or if we are found liable for all or any portion of violations alleged in any such matters.

         The Company has learned that there are filings in one or more federal district courts, including a qui tam complaint filed by one of our former employees, that are under seal and may involve allegations against the Company (and/or subsidiaries or businesses of the Company, including our group purchasing organization for oncologists and our oncology distribution business) relating to its distribution of certain pharmaceutical products to providers. With regard to any of these filings, our business and results of operations could be adversely affected if government authorities decide to intervene in any such pending cases and/or we are found liable for all or any portion of violations alleged in any such pending cases.

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

         We completed the implementation of an ERP system that handles the business and financial processes within ABDC's operations and our corporate and administrative functions, such as: (i) facilitating the purchase and distribution of inventory items from our distribution centers; (ii) receiving, processing, and shipping orders on a timely basis, (iii) managing the accuracy of billings and collections for our customers; (iv) processing payments to our suppliers; and (v) generating financial transactions and information. If the anticipated benefits from this implementation are not fully realized, our expected return on the ERP investment will not be achieved.

     Our stock price and our ability to access credit markets may be adversely affected by financial market volatility and disruption.

         The capital and credit markets could experience significant volatility and disruption. If the markets experience significant disruption and volatility in the future, there can be no assurance that we will not experience downward movement in our stock price without regard to our financial condition or results of operations or an adverse effect, which may be material, on our ability to access credit generally, and on our business, liquidity, financial condition and results of operations.

     Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

         We are a large corporation with operations in the United States, Puerto Rico, and select global markets. As such, we are subject to tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

     Natural disasters or other unexpected events may disrupt our operations and may adversely affect our results of operations and financial condition.

         The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the U.S. or in other countries in which we operate or are located could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers, temporary or long-term disruption in the supply of products, delay in the delivery of products to our distribution centers and/or disruption of our ability to deliver products to customers. Existing insurance arrangements may not provide protection for all of the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.    PROPERTIES

         As of September 30, 2013, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. In the aggregate, our facilities occupy approximately 8 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2040.

         We lease approximately 174,000 square feet in Chesterbrook, Pennsylvania for our corporate and ABDC headquarters.

         We have 25 full-service ABDC wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 53,000 square feet to 310,000 square feet, with an aggregate of approximately 4.5 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, Colorado, Florida, Hawaii, Minnesota, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas and Virginia.

         As of September 30, 2013, the Specialty Group's operations were conducted in 15 locations, two of which are owned, comprising approximately 1.0 million square feet. The Specialty Group's largest leased facility consisted of approximately 273,000 square feet. Its headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, Nevada, and Ohio.

         As of September 30, 2013, the Consulting Group's operations were conducted in 9 leased locations, comprising approximately 628,000 square feet. The Consulting Group's operations are primarily located in North Carolina and California.

         As of September 30, 2013, World Courier's office and operating facilities are located in over 50 countries throughout the world. Most of the facilities are leased. Significant owned facilities are located in New York, and internationally in Germany, Japan, Singapore, and South Africa.

         We consider all of our operating and office properties to be in satisfactory condition.

ITEM 3.    LEGAL PROCEEDINGS

         Legal proceedings in which we are involved are discussed in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of our principal executive officers and their ages and positions as of November 15, 2013.

Name	Age	Current Position with the Company
Steven H. Collis	52	President and Chief Executive Officer
John G. Chou	57	Executive Vice President and General Counsel
June Barry	62	Senior Vice President, Human Resources
James D. Frary	41	Senior Vice President and President, AmerisourceBergen Specialty Distribution and Services
Tim G. Guttman	54	Senior Vice President and Chief Financial Officer
Peyton R. Howell	46	Senior Vice President and President, Global Sourcing and Manufacturer Relations
David W. Neu	56	Senior Vice President and President, AmerisourceBergen Drug Corporation

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

         Mr. Chou has been General Counsel of the Company since January 2007 and Executive Vice President of the Company since August 2011. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He has served as Secretary of the Company from February 2006 to May 2012. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 11 years.

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

         Mr. Guttman was named Senior Vice President and Chief Financial Officer in May 2012. He served as Acting Chief Financial Officer from February 2012 to May 2012. He was Vice President and Corporate Controller from August 2002 to May 2012. Mr. Guttman has been employed by the Company for 11 years.

         Ms. Howell has been Senior Vice President and President, Global Sourcing and Manufacturer Relations since December 2012. She served as Senior Vice President, Business Development and President of AmerisourceBergen Consulting Services from May 2010 to December 2012. She was President of Consulting Services and Health Policy, AmerisourceBergen Specialty Group from October 2007 to May 2010. She was President of Lash Group and AmerisourceBergen Specialty Group Manufacturer Services from November 1999 to October 2007. Ms. Howell has been employed by the Company or one of its predecessors for 22 years.

         Mr. Neu was named Senior Vice President and President, AmerisourceBergen Drug Corporation in April 2011. He served as Senior Vice President, Drug Operations for AmerisourceBergen Drug Corporation from February 2010 to April 2011. He was Senior Vice President, Retail for AmerisourceBergen Drug Corporation from 2001 to 2010. Mr. Neu has been employed by the Company or one of its predecessors for 31 years.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2013, there were 3,119 record holders of the Company's common stock. The following table sets forth the high and low closing sale prices of the Company's common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

Fiscal Year Ended September 30, 2013	High	Low
First Quarter	$43.91	$38.99
Second Quarter	$51.45	$43.40
Third Quarter	$56.30	$51.64
Fourth Quarter	$62.23	$54.83
Fiscal Year Ended September 30, 2012
First Quarter	$42.08	$35.57
Second Quarter	$40.09	$36.19
Third Quarter	$39.35	$35.95
Fourth Quarter	$39.85	$37.36

         In November 2011, our board of directors increased the quarterly dividend by 13% from $0.115 per share to $0.13 per share. In November 2012, our board of directors increased the quarterly dividend by 62% from $0.13 to $0.21 per share. In November 2013, our board of directors increased the quarterly dividend by 12% from $0.21 to $0.235 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

         Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 43078, Providence, RI 02940-3078; (telephone): Domestic 1-877-296-3711, Domestic TDD 1-800-231-5469, International 1-201-680-6578 or International TDD 1-201-680-6610; and (internet) www.computershare.com.

 ISSUER PURCHASES OF EQUITY SECURITIES

         The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	107,903	$—	107,903	$96,902,533
November 1 to November 30	6,838,685	$41.60	6,838,685	$562,441,587
December 1 to December 31	—	$—	—	$562,441,587
January 1 to January 31	—	$—	—	$562,441,587
February 1 to February 28	—	$—	—	$562,441,587
March 1 to March 31	98,864	$47.98	—	$562,441,587
April 1 to April 30	400,695	$53.90	400,470	$540,853,044
May 1 to May 31	1,383,532	$54.30	1,380,880	$465,874,132
June 1 to June 30	364,345	$54.39	363,899	$446,082,979
July 1 to July 31	—	$—	—	$446,082,979
August 1 to August 31	1,452,547	$57.18	1,452,547	$1,113,019,673
September 1 to September 30	827	$60.12	—	$1,113,019,673

Total	10,647,398	$44.91	10,544,384

(a)
In May 2012, the Company announced a program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2012, the Company purchased 16.9 million shares for $653.1 million under the program. During the fiscal year ended September 30, 2013, the Company purchased 2.3 million shares for $96.9 million to close this program.

(b)
In November 2012, the Company announced a program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2013, the Company purchased 8.1 million shares for $387.0 million under the program. The Company had $363.0 million remaining under this program as of September 30, 2013.

(c)
In August 2013, the Company announced a new program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. There is no expiration date related to this program.

(d)
Employees surrendered 103,014 shares during the fiscal year ended September 30, 2013 to meet minimum tax-withholding obligations upon vesting of restricted stock.

(e)
In October 2012, the Company received 107,903 shares to settle an accelerated share repurchase transaction that was entered into during August 2012.

 STOCK PERFORMANCE GRAPH

         This graph depicts the Company's five year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2008 to September 30, 2013. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2008. The points on the graph represent fiscal year-end index levels based on the last trading day in each fiscal quarter. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*
$100 invested on 9/30/08 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 20.

	As of or for the Fiscal Year Ended September 30,
	2013(a)	2012(b)	2011(c)	2010(d)	2009(e)
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$87,959,167	$78,080,806	$78,695,659	$76,496,106	$70,457,775
Gross profit	2,507,819	2,634,686	2,458,977	2,278,421	2,033,023
Operating expenses	1,609,420	1,331,071	1,269,457	1,191,083	1,157,307
Operating income	898,399	1,303,615	1,189,520	1,087,338	875,716
Interest expense, net	73,897	92,569	76,148	71,790	53,991
Income from continuing operations	493,435	761,361	697,495	626,939	509,130
Net income	433,707	718,986	706,624	636,748	503,397
Earnings per share from continuing operations — diluted	$2.10	$2.96	$2.51	$2.18	$1.68
Earnings per share — diluted	$1.84	$2.80	$2.54	$2.22	$1.66
Cash dividends declared per common share	$0.84	$0.52	$0.43	$0.32	$0.21
Weighted average common shares outstanding — diluted	235,345	256,903	277,717	287,246	302,754
Balance Sheet Data:
Cash and cash equivalents	$1,231,006	$1,066,608	$1,825,990	$1,658,182	$1,009,368
Accounts receivable, net	6,051,920	3,784,619	3,675,980	3,674,054	3,767,889
Merchandise inventories	6,981,494	5,472,010	5,320,220	5,103,719	4,871,368
Property and equipment, net	803,561	743,684	663,623	598,840	500,610
Total assets	18,918,638	15,442,256	14,983,398	14,434,790	13,574,157
Accounts payable	13,335,792	9,492,589	9,066,768	8,706,605	8,392,539
Long-term debt, including current portion	1,396,606	1,395,931	1,343,101	1,342,633	987,483
Stockholders' equity	2,319,745	2,454,842	2,867,585	2,954,244	2,717,886
Total liabilities and stockholders' equity	$18,918,638	$15,442,256	$14,983,398	$14,434,790	$13,574,157
(a)
Includes $169.8 million of LIFO expense, net of income tax benefit of $107.2 million, $76.3 million of Warrant expense, net of income tax benefit of $13.7 million, $14.7 million of employee severance, litigation and other costs, net of income tax benefit of $8.8 million and a $14.3 million gain from antitrust litigation settlements, net of income tax expense of $8.6 million.

(b)
Includes $26.5 million of employee severance, litigation and other costs, net of income tax benefit of $17.6 million and a $9.1 million gain from antitrust litigation settlements, net of income tax expense of $5.7 million.

(c)
Includes $16.6 million of employee severance, litigation and other costs, net of income tax benefit of $7.0 million, an intangible asset impairment charge of $4.1 million, net of income tax benefit of $2.4 million, and a $1.3 million gain from antitrust litigation settlements, net of income tax expense of $0.8 million.

(d)
Includes a $2.7 million litigation gain, net of income tax expense of $1.7 million, intangible asset impairment charges of $2.0 million, net of income tax benefit of $1.2 million, and a $12.8 million gain from antitrust litigation settlements, net of income tax expense of $7.9 million.

(e)
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

         We are one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain. We are organized based upon the products and services we provide to our customers. Our operations are comprised of the Pharmaceutical Distribution reportable segment and Other.

Recent Developments

         On March 18, 2013, we, Walgreens and Alliance Boots entered into various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and us pursuant to which Walgreens will source branded and generic pharmaceutical products from us; an agreement which provides us with the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between Walgreens and Alliance Boots; opportunities to accelerate our efforts to grow our specialty and manufacturer services businesses domestically and internationally; and agreements and arrangements pursuant to which Walgreens and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in us and gain associated representation on our board of directors in certain circumstances. We were already distributing mail order and other pharmaceutical products for Walgreens. The ten-year distribution agreement, which was effective as of September 1, 2013, expanded our relationship to include the distribution of branded and generic pharmaceutical products for Walgreens. Branded pharmaceutical distribution began on September 1, 2013, and beginning in fiscal 2014, we expect our distribution for Walgreens to increasingly include generic pharmaceutical products that Walgreens currently self-distributes.

         In connection with these arrangements, we entered into a Framework Agreement with Walgreens and Alliance Boots, dated as of March 18, 2013, pursuant to which (i) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen Corporation, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of our common stock (approximately 7% of our common stock on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants, as defined below) in open market transactions, with the right to designate up to two members of our board of directors upon achieving specified ownership levels; (ii) Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of Walgreens, was issued (a) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017; and (iii) Alliance Boots Luxembourg S.à.r.l., a wholly owned subsidiary of Alliance Boots, was issued (a) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the "Warrants"). The Warrants collectively represented approximately 16% of our common stock on a fully diluted basis as of the date of issuance, assuming exercise in full of the Warrants. The number of shares which may be purchased in the open market is subject to increase in certain circumstances if the market price of our common stock is less than the exercise price of the first tranche of Warrants when those Warrants are exercisable in 2016. Future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then existing shareholders. In addition, prior to the exercise of the Warrants, any dilutive effect of the Warrants will be reflected in our diluted earnings per share calculation. The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the AmerisourceBergen Shareholders Agreement, dated as of March 18, 2013, among Walgreens, Alliance Boots and us, described in our Current Report on Form 8-K filed on March 20, 2013.

         Please refer to our Current Report on Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements. We currently expect earnings accretion from the pharmaceutical distribution agreement and the generics and related pharmaceutical products global sourcing agreement for fiscal year 2014, excluding certain expenses and non-recurring costs related to the transaction. See "Cautionary Note Regarding Forward-Looking Statements" on page 33 and "Risk Factors" in Item 1A.

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

         Both ABDC and ABSG distribute specialty drugs to their customers, with the principal difference between these two operating segments being that ABSG operates distribution facilities that focus primarily on complex disease treatment regimens. Therefore, a product distributed from one of ABSG's distribution facilities results in revenue reported under ABSG, and a product distributed from one of ABDC's distribution centers results in revenue reported under ABDC. Essentially all of ABSG sales consist of specialty pharmaceutical products. ABDC sales of specialty pharmaceutical products are a relatively small component of its overall revenue.

    Other

         Other consists of the AmerisourceBergen Consulting Services ("ABCS") operating segment and the World Courier Group, Inc. ("World Courier") operating segment. The results of operations of our ABCS and World Courier operating segments are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in "Other" for the purpose of our reportable segment presentation.

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

Results of Operations

Year ended September 30, 2013 compared with Year ended September 30, 2012

  Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2013	2012	Change
Pharmaceutical Distribution	$86,387,950	$76,940,544	12.3%
Other	1,763,549	1,324,744	33.1%
Intersegment eliminations	(192,332)	(184,482)	4.3%

Revenue	$87,959,167	$78,080,806	12.7%

         Revenue of $88.0 billion in fiscal 2013 increased 12.7% from the prior fiscal year. This increase was due to the revenue growth of both Pharmaceutical Distribution and Other.

         We currently expect our revenue in fiscal 2014 to increase between 28% and 31%. Our expected growth rate is driven primarily by our new distribution contract with Walgreens, which became effective September 1, 2013. Fiscal 2014 will include eleven incremental months of brand drug distribution and the phase-in of generic drug distribution to Walgreens. We are also forecasting a modest increase in revenue from the implementation of the Affordable Care Act. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

    Pharmaceutical Distribution Segment

         The Pharmaceutical Distribution segment grew its revenue by 12.3% from the prior fiscal year. Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. These revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC's facilities. Total intrasegment revenues were $3.4 billion and $2.6 billion in the fiscal years ended September 30, 2013 and 2012, respectively.

         ABDC's revenue of $72.1 billion increased 14.1% from the prior fiscal year (before intrasegment eliminations). The increase in ABDC's revenue was primarily due to increased sales to Express Scripts of $7.5 billion and Walgreens of $2.9 billion in the fiscal year ended September 30, 2013. The increased sales were offset in part by the loss of a food and drug retail group purchasing organization ("GPO") customer, which resulted in a $1.7 billion decrease in revenue in the fiscal year ended September 30, 2013. Additionally, revenue was favorably impacted by an increase in brand-name pharmaceutical prices and was unfavorably impacted by an increase in the use of lower priced generic pharmaceuticals. The increased use of generic pharmaceuticals was the result of over 30 brand to generic conversions in fiscal 2012.

         ABSG's revenue of $17.6 billion in fiscal 2013 increased 7.6% from the prior fiscal year (before intrasegment eliminations) primarily due to the growth in its blood products, vaccine, and physician office distribution businesses, and its third party logistics business. The physician office distribution business benefitted from increased sales of an ophthalmology drug in fiscal 2013. ABSG's revenue growth was partially offset by a decline in sales to community oncology practices. The majority of ABSG's revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. Community oncologists and other specialty physicians that administer drugs under Medicare Part B experienced declining reimbursement rates for specialty pharmaceutical drugs in fiscal 2013. As a result, some physician practices consolidated or sold their businesses to hospitals. Under federal sequestration legislation, Medicare physician reimbursement rates for Part B drugs were further reduced on April 1, 2013. While we service the needs of many hospitals, the continuing shift in this service channel has reduced oncology revenue. (Refer to item 1A. Risk Factors for a more detailed description of this business risk.) ABSG's business may continue to be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in additional revenue reductions.

         A number of our contracts with customers or group purchasing organizations ("GPOs") are typically subject to expiration each year. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2013, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire.

    Other

         Revenue in Other increased $438.8 million from the prior fiscal year primarily due to the $271.1 million incremental revenue contributions from World Courier, which was acquired in April 2012.

Gross Profit

	Fiscal year ended September 30,
(dollars in thousands)	2013	2012	Change
Pharmaceutical Distribution	$2,050,207	$2,363,261	-13.2%
Other	457,612	271,425	68.6%

Gross profit	$2,507,819	$2,634,686	-4.8%

         Gross profit decreased 4.8%, or approximately $126.9 million, from the prior fiscal year.

         Our cost of goods sold includes a last-in, first-out ("LIFO") provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences. Due to the additional branded inventory that we were required to purchase to service the Walgreens contract, approximately $1.3 billion, and the impact the branded inventory had on our annual inflation index, as well as higher brand drug price inflation and lower generic drug price deflation, we recorded a LIFO charge of $277.0 million in the fiscal year ended September 30, 2013. In fiscal 2014, our LIFO charge will also be impacted by the Walgreens on-boarding.

         Pharmaceutical Distribution gross profit decreased 13.2%, or approximately $313.1 million, from the prior fiscal year. Excluding the fiscal 2013 LIFO charge, Pharmaceutical Distribution gross profit decreased by $36.1 million in the fiscal year ended September 30, 2013. Excluding the fiscal 2013 LIFO charge, this decrease was primarily due to the lower gross profit related to the Express Scripts contract, the loss of a food and drug retail GPO customer, the lower number of generic launches, and the reduced contribution from sales of certain specialty oncology drugs. This decrease was offset, in part, by stronger price appreciation related to generic drugs and the growth of our non-oncology specialty distribution businesses. In the current fiscal year, we recognized a gain of $22.9 million from antitrust litigation settlements with pharmaceutical manufacturers, in comparison to a gain of $14.8 million in the prior fiscal year. These gains were recorded as reductions to cost of goods sold. We are unable to estimate future gains, if any, that we will recognize as a result of antitrust litigation settlements (see Note 13 of the Notes to Consolidated Financial Statements).

         As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.37% in the fiscal year ended September 30, 2013 decreased 70 basis points from the prior fiscal year. Excluding the fiscal 2013 LIFO charge, Pharmaceutical Distribution gross profit margin of 2.69% in the fiscal year ended September 30, 2013 decreased 38 basis points from the prior fiscal year. Excluding the fiscal 2013 LIFO charge, the Pharmaceutical Distribution gross profit margin decline in the fiscal year ended September 30, 2013 was primarily due to lower gross profit margin related to the current Express Scripts contract, the loss of a food and drug retail GPO customer, and competitive pressures on customer margins.

         Gross profit in Other increased by $186.2 million in the fiscal year ended September 30, 2013. The increase in gross profit was primarily due to the $161.3 million incremental contributions made by our fiscal 2012 acquisition of World Courier. As a percentage of revenue, Other gross profit margin of 25.95% in the fiscal year ended September 30, 2013 increased from 20.49% in the prior fiscal year. This increase was primarily due to the gross profit contributions from our fiscal 2012 acquisition of World Courier.

Operating Expenses

	Fiscal year ended September 30,
(dollars in thousands)	2013	2012	Change
Distribution, selling and administrative	$1,333,712	$1,152,556	15.7%
Depreciation and amortization	162,186	134,375	20.7%
Warrants	90,055	—
Employee severance, litigation and other	23,467	44,140	-46.8%

Total operating expenses	$1,609,420	$1,331,071	20.9%

         Distribution, selling and administrative expense in fiscal 2013 increased 15.7%, or approximately $181.2 million, from the prior fiscal year, primarily due to the incremental operating costs of our fiscal 2012 acquisition of World Courier and additional costs to support the on-boarding of our new distribution agreement with Walgreens.

         Depreciation expense increased from the prior fiscal year due to our fiscal 2012 acquisition of World Courier and due to an increase in capital projects. Amortization expense increased from the prior fiscal year due to our fiscal 2012 acquisition of World Courier.

         Warrant expense was $90.1 million in the fiscal year ended September 30, 2013. The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with Walgreens and Alliance Boots. Refer to the Critical Accounting Policies and Estimates — Warrants on page 29 for a more detailed description of the accounting for the Warrants. Future Warrant expense could fluctuate significantly.

         Employee severance, litigation and other for the fiscal year ended September 30, 2013 included $23.0 million of deal-related transaction costs (primarily related to professional fees with respect to the Walgreens and Alliance Boots transaction) and $0.5 million of employee severance and facility closure costs.

         In fiscal 2012, we introduced a number of initiatives, some of which were made possible as a result of efficiencies gained through our ERP implementation, to improve our operating efficiency across many of our businesses and certain administrative functions. In connection with these initiatives, we recorded $33.0 million of employee severance and other related costs. Other costs included an estimated $10.3 million liability to exit our participation in a multi-employer pension plan resulting from a ABDC distribution facility closure in fiscal 2013. In addition, we incurred $11.1 million of deal-related transaction costs in connection with business combinations.

         As a percentage of revenue, operating expenses were 1.83% in fiscal 2013, an increase of 13 basis points from the prior fiscal year. This increase was primarily due to the Warrant expense and the addition of our fiscal 2012 World Courier acquisition, which has higher operating expenses as a percentage of revenue. For the Pharmaceutical Distribution segment, as a percentage of revenue, operating expenses were down 10 basis points from the prior fiscal year.

Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2013	2012	Change
Pharmaceutical Distribution	$919,455	$1,275,636	-27.9%
Other	92,466	72,119	28.2%
Warrants	(90,055)	—
Employee severance, litigation and other	(23,467)	(44,140)	-46.8%

Operating income	$898,399	$1,303,615	-31.1%

         Segment operating income is evaluated before Warrant expense and employee severance, litigation and other.

         Pharmaceutical Distribution operating income decreased 27.9%, or approximately $356.2 million from the prior fiscal year. Excluding the fiscal 2013 LIFO charge, Pharmaceutical Distribution operating income decreased 6.2%, or approximately $79.2 million from the prior fiscal year. Excluding the fiscal 2013 LIFO charge, as a percentage of revenue, Pharmaceutical Distribution operating income margin was 1.38% and 1.66% in fiscal 2013 and 2012, respectively. The 28 basis point decline in Pharmaceutical Distribution operating margin from the prior fiscal year was due to decreased contributions from generic launches, a shift in customer mix towards lower margin business in ABDC (most notably the Express Scripts contract), the loss of a food and drug retail GPO customer, and a decline in the operating margin of our oncology business.

         Operating income in Other increased $20.3 million from the prior fiscal year due to the incremental contribution made by our fiscal 2012 World Courier acquisition and an increase in operating income from our ABCS businesses.

         Interest expense, interest income, and the respective weighted average interest rates in fiscal 2013 and 2012 were as follows (in thousands):

	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$75,048	4.72%	$94,370	4.93%
Interest income	(1,151)	0.33%	(1,801)	0.22%

Interest expense, net	$73,897		$92,569

         Interest expense decreased from the prior fiscal year due to a decrease of $323.8 million in average borrowings, primarily due to the repayment of our $392 million, 5 5/8% senior notes in September 2012, offset, in part, by the issuance of our $500 million 3 1/2% senior notes in November 2011.

         Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash. We currently expect our interest expense to be higher in fiscal 2014 due to increased short-term borrowings to fund working capital needs associated with the on-boarding of the Walgreens business.

         Income taxes in fiscal 2013 reflect an effective tax rate of 40.2%, compared to 37.4% in the prior fiscal year. Our effective tax rate is higher in fiscal 2013 because a portion of the Warrant expense is not tax deductible. Excluding the impact of Warrant expense, our effective tax rate in fiscal 2013 was 37.7%. Our future effective tax rate could fluctuate significantly depending upon the quarterly valuation of the Warrants for financial reporting purposes. Excluding the impact of Warrant expense, we expect that our effective tax rate in fiscal 2014 will be in the low 38% range.

         Income from continuing operations of $493.4 million in the fiscal year ended September 30, 2013 decreased 35.2% from the prior fiscal year. Diluted earnings per share from continuing operations of $2.10 in the fiscal year ended September 30, 2013 decreased 29.1% from $2.96 in the prior fiscal year. Excluding the fiscal 2013 LIFO charge and Warrant expense, income from continuing operations was $739.5 million in the fiscal year ended September 30, 2013, a 2.9% decrease from the prior fiscal year. Diluted earnings per share from continuing operations, excluding the fiscal 2013 LIFO charge and Warrant expense, was $3.14 in the fiscal year ended September 30, 2013, a 6.1% increase from the prior fiscal year. Excluding the fiscal 2013 LIFO charge and Warrant expense, the percentage difference between the change in diluted earnings per share and the change in income from continuing operations for the fiscal year ended September 30, 2013 was due to the 8.4% reduction in weighted average common shares outstanding, primarily from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.

         (Loss) income from discontinued operations, net of income taxes, for all periods presented includes the operating results of AndersonBrecon ("AB") and AmerisourceBergen Canada Corporation ("ABCC"). The loss before income taxes in the fiscal year ended September 30, 2013 includes an ABCC goodwill impairment charge and the loss on the sale of ABCC. This loss is net of a gain on the sale of AB.

Year ended September 30, 2012 compared with Year ended September 30, 2011

  Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2012	2011	Change
Pharmaceutical Distribution	$76,940,544	$78,444,933	-1.9%
Other	1,324,744	302,012	338.6%
Intersegment eliminations	(184,482)	(51,286)	259.7%

Revenue	$78,080,806	$78,695,659	-0.8%

         Revenue of $78.1 billion in fiscal 2012 decreased 0.8% from the prior fiscal year as ABDC's revenue declined 3%, and was partially offset by the 6% revenue increase of ABSG. Additionally, our fiscal 2012 acquisitions, with TheraCom and World Courier being the largest contributors, added 1% to our revenue growth in the fiscal year ended September 30, 2012.

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

         ABSG's revenue of $16.4 billion in fiscal 2012 increased 6% from the prior fiscal year primarily due to growth in its third party logistics business and growth in its vaccine and physician office distribution business, which has benefited from sales of a new ophthalmology drug. ABSG's revenue growth was partially offset by a decline in sales of certain specialty oncology drugs.

    Other

         Revenue in Other increased $1.0 billion from the prior fiscal year primarily due to the $959.9 million contribution from our TheraCom and World Courier acquisitions.

Gross Profit

	Fiscal year ended September 30,
(dollars in thousands)	2012	2011	Change
Pharmaceutical Distribution	$2,363,261	$2,357,949	0.2%
Other	271,425	101,028	168.7%

Gross profit	$2,634,686	$2,458,977	7.1%

         Gross profit in fiscal 2012 increased $175.7 million from the prior fiscal year.

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

         Pharmaceutical Distribution gross profit increased 0.2% or approximately $5.3 million from the prior fiscal year. This increase was due to the solid growth and profitability of our non-specialty generic programs and brand price increases, which were offset, in part, by the reduced contribution from the sales of certain specialty oncology drugs, and by competitive pressures on customer margins. As expected, in fiscal 2012, the gross profit contributions from the sales of Oxaliplatin, Gemcitabine, and Docetaxel (all generic oncology drugs) were approximately $132 million lower than the prior fiscal year. We had no sales of Oxaliplatin in fiscal 2012 until mid-August 2012 and; therefore, gross profit on the sale of Oxaliplatin was significantly lower than in fiscal 2011. In fiscal 2012, the gross profit decline from the above-mentioned three specialty generic drugs was partially offset by the gross profit contribution from over 30 ABDC brand to generic product conversions. In fiscal 2012, we recognized a gain of $14.8 million from antitrust litigation settlements with pharmaceutical manufacturers. This compared to a recognized gain of $2.1 million from antitrust litigation settlements with pharmaceutical manufacturers in the prior fiscal year. These gains were recorded as reductions to cost of goods sold. Additionally, in fiscal 2011, gross profit was impacted by a non-recurring $12 million benefit in connection with a customer being acquired by a third party.

         As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 3.07% in fiscal 2012 increased 6 basis points from the prior fiscal year. The gross profit margin increase was due to the solid growth and profitability of our non-specialty generic programs, which was partially offset by the decline in gross profit relating to the above mentioned specialty oncology generic drugs. Additionally, the gain on antitrust litigation settlements, as noted above, contributed 2 basis points to our gross profit margin in fiscal 2012.

         Gross profit in Other increased by $170.4 million in fiscal 2012. The increase in gross profit was due to the contributions made by our fiscal 2012 acquisitions (primarily World Courier and TheraCom). As a percentage of revenue, Other gross profit margin of 20.49% in fiscal 2012 decreased from 33.45% in fiscal 2011. This decrease was primarily due to the lower gross profit margin of our fiscal 2012 acquisition of TheraCom.

Operating Expenses

	Fiscal year ended September 30,
(dollars in thousands)	2012	2011	Change
Distribution, selling and administrative	$1,152,556	$1,138,022	1.3%
Depreciation and amortization	134,375	101,362	32.6%
Employee severance, litigation and other	44,140	23,567	87.3%
Intangible asset impairments	—	6,506

Total operating expenses	$1,331,071	$1,269,457	4.9%

         Distribution, selling and administrative expense in fiscal 2012 increased 1.3% due to the operating costs of our recently acquired companies and was partially offset by a reduction in consulting expenses within our Pharmaceutical Distribution segment and a decrease in our bad debt expense.

         Depreciation expense increased from the prior fiscal year primarily due to the implementation of our new ERP system. Amortization expense increased from the prior fiscal year primarily due to the newly acquired intangible assets resulting from the TheraCom and World Courier acquisitions.

         In fiscal 2012, we introduced a number of initiatives, some of which were made possible as a result of efficiencies gained through our ERP implementation, to improve our operating efficiency across many of our businesses and certain administrative functions. In connection with these initiatives, we recorded $33.0 million of severance and other related costs. Other costs included an estimated $10.3 million liability to exit our participation in a multi-employer pension plan resulting from a planned ABDC distribution facility closure in fiscal 2013. In addition, we incurred $11.1 million of acquisition costs related to business combinations.

         In fiscal 2011, we introduced our Energiz program, which encompassed a number of initiatives to maximize salesforce productivity, improve customer contractual compliance, and drive efficiency by linking our information technology capabilities more effectively with our operations. Employee severance, litigation and other for fiscal 2011 included employee severance costs of $4.4 million related to our Energiz program, a $16.0 million charge related to the preliminary settlement of a qui tam legal matter and $3.2 million of acquisition costs related to business combinations.

         We incurred a $6.5 million charge related to intangible asset impairments in fiscal 2011.

         As a percentage of revenue, operating expenses were 1.70% in fiscal 2012, up 9 basis points from the prior fiscal year. This was primarily due to our recent acquisitions. For the Pharmaceutical Distribution segment, as a percentage of revenue, operating expenses were down 9 basis points from the prior fiscal year.

Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2012	2011	Change
Pharmaceutical Distribution	$1,275,636	$1,184,673	7.7%
Other	72,119	28,414	153.8%
Employee severance, litigation and other	(44,140)	(23,567)	87.3%

Operating income	$1,303,615	$1,189,520	9.6%

         Segment operating income is evaluated before employee severance, litigation and other.

         Pharmaceutical Distribution operating income increased $91.0 million from the prior fiscal year due to the decrease in its operating expenses, offset in part by a decrease in its gross profit. Operating income in Other increased $43.7 million from the prior fiscal year primarily due to the $24.6 million of contributions made by our recent acquisitions, primarily World Courier and TheraCom.

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

         Interest expense, interest income, and their respective weighted average interest rates in fiscal 2012 and 2011 were as follows (in thousands):

	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$94,370	4.93%	$78,329	5.34%
Interest income	(1,801)	0.22%	(2,181)	0.19%

Interest expense, net	$92,569		$76,148

         Interest expense increased from the prior fiscal year due to an increase of $389.8 million in average borrowings, primarily due to the November 2011 issuance of our new $500 million 3 1/2% senior notes due 2021. In addition, interest costs capitalized related to our Business Transformation project of $0.5 million and $3.4 million in fiscal 2012 and 2011, respectively had the effect of reducing interest expense for those periods. Our average invested cash was $1.5 billion during both fiscal 2012 and 2011. Despite the similar levels of average cash, interest income was lower in fiscal 2012 due to an increase in the amount of cash held in non-interest bearing cash accounts. Cash held in these accounts partially offset bank fees.

         Income taxes in fiscal 2012 reflect an effective tax rate of 37.4%, compared to 37.6% in the prior fiscal year.

         Income from continuing operations of $761.4 million in fiscal 2012 increased 9% from the prior fiscal year due to the increase in operating income and was offset in part by the increases in interest expense and income taxes. Diluted earnings per share from continuing operations of $2.96 in fiscal 2012 increased 18% from $2.51 per share in the prior fiscal year. The difference between diluted earnings per share growth and the increase in income from continuing operations was primarily due to the 8% reduction in weighted average common shares outstanding, primarily from purchases of our common stock in connection with our stock repurchase program (see Liquidity and Capital Resources), net of the impact of stock option exercises.

         (Loss) income from discontinued operations, net of income taxes, of $(42.4) million and $9.1 million, represents the operating results of AndersonBrecon and ABCC in both fiscal 2012 and 2011, respectively.

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

  Allowance for Doubtful Accounts

         Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers' financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2013, 2012, and 2011 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.

         Bad debt expense for the fiscal years ended September 30, 2013, 2012, and 2011 was $20.1 million, $23.1 million, and $37.9 million, respectively. An increase or decrease of 0.1% in the 2013 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $6.1 million.

  Supplier Reserves

         We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on the judgment of management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2013 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $13.3 million. The ultimate outcome of any outstanding claim may be different from our estimate.

  Loss Contingencies

         In the ordinary course of business, we become involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency in the footnotes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made.

  Merchandise Inventories

         Inventories are stated at the lower of cost or market. Cost for approximately 83% and 82% of our inventories at September 30, 2013 and 2012, respectively, has been determined using the last-in, first-out ("LIFO") method. If we had used the first-in, first-out ("FIFO") method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $533.7 million and $256.7 million higher than the amounts reported at September 30, 2013 and 2012, respectively. We recorded a LIFO charge of $277.0 million, $0.7 million, and $34.7 million in fiscal 2013, 2012, and 2011 respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Our LIFO charge in fiscal 2013 was significant due to the additional branded inventory we were required to purchase for the new Walgreens distribution contract and the impact the branded inventory had on our annual inflation index as well as higher brand drug price inflation and lower generic drug price deflation. In fiscal 2014, our LIFO charge will also be impacted by the Walgreens on-boarding.

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

  Goodwill and Intangible Assets

         Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units and indefinite lived intangible assets are less than the respective carrying values of those reporting units and indefinite lived intangible assets. We elected to bypass performing the qualitative screen and went directly to performing the first step quantitative analysis of the goodwill and indefinite lived intangible asset impairment tests in the current year. We may elect to perform the qualitative analysis in future periods.

         The first step in the quantitative process for the goodwill impairment test is to compare the carrying amount of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We would be required to record any such impairment losses.

         We identify our reporting units at the operating segment level. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides.

         We utilize a combination of income and market-based approaches to valuation for its reporting units. The income approach to valuation relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. We believe that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While we use the best available information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.

         The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of our indefinite-lived intangibles using the relief from royalty method. We believe the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such trademarks and trade names and not having to pay a royalty for their use.

         We completed our required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2013, 2012, and 2011, and, as a result, recorded $6.5 million of impairment charges in fiscal 2011.

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

  Warrants

         We account for the Warrants issued to Walgreens and Alliance Boots in accordance with the guidance for equity-based payments to non-employees. The various agreements and arrangements with Walgreens and Alliance Boots established various performance commitments that they must satisfy during the vesting periods of the Warrants, and if not fulfilled, we have the right to cancel the Warrants. Using a binomial lattice model approach, the fair value of the Warrants was initially measured at the date of issuance, and is being expensed over the three and four year vesting periods as an operating expense. The fair value of the Warrants are re-measured at the end of each quarterly reporting period, and an adjustment is recorded in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date. In total, the Warrants were valued at $572.0 million as of September 30, 2013. The valuation of the Warrants considers our common stock price and various assumptions, such as the volatility of our common stock, the expected remaining life of the Warrants, the expected dividend yield, and the risk-free interest rate. As a result, future Warrant expense could fluctuate significantly.

         A portion of the Warrant expense is not tax deductible; therefore, our future effective income tax rate could fluctuate significantly depending on the valuation of the Warrants for financial reporting purposes.

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

         The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income from continuing operations before income taxes would have caused income tax expense to change by $8.2 million in fiscal 2013.

    Liquidity and Capital Resources

         The following table illustrates our debt structure at September 30, 2013, including availability under the multi-currency revolving credit facility, the receivables securitization facility, and the revolving credit note (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 5 7/8% senior notes due 2015	$499,377	$—
$400,000, 4 7/8% senior notes due 2019	397,803	—
$500,000, 3 1/2% senior notes due 2021	499,426	—

Total fixed-rate debt	1,396,606	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2018	—	1,399,962
Receivables securitization facility due 2016	—	950,000
Revolving credit note	—	45,000

Total variable-rate debt	—	2,394,962

Total debt	$1,396,606	$2,394,962

         Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility, and the revolving credit note provides us sufficient sources of capital to fund our working capital requirements.

         We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which is scheduled to expire in July 2018, (the "Multi-Currency Revolving Credit Facility") with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 130 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2013). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at September 30, 2013). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which we are compliant as of September 30, 2013.

         We have a commercial paper program whereby we may, from time to time, issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program at September 30, 2013.

         We have a $950 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in June 2016. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We currently pay an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At September 30, 2013, there were no borrowings outstanding under the Receivables Securitization Facility, which contains similar covenants to the Multi-Currency Revolving Credit Facility.

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

         We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note ("Revolving Credit Note") for an aggregate principal amount not to exceed $45 million. The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $45 million at any time outstanding.

         We have $500 million of 5 7/8% senior notes due September 15, 2015 (the "2015 Notes"), $400 million of 4 7/8% senior notes due November 15, 2019 (the "2019 Notes"), and $500 million of 3 1/2% senior notes due November 15, 2021 (the "2021 Notes"). The 2015 Notes were sold at 99.5% of the principal amount and have an effective yield of 5.94%. The 2019 Notes were sold in November 2009 at 99.174% of the principal amount and have an effective yield of 4.98%. The 2021 Notes were sold in November 2011 at 99.858% of the principal amount and have an effective yield of 3.52%. Interest on the 2015 Notes, the 2019 Notes and the 2021 Notes is payable semiannually in arrears. All of the senior notes rank pari passu to the Multi-Currency Revolving Credit Facility.

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

         Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. In May 2012, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions. During the quarter ended December 31, 2012, we purchased $96.9 million of our common stock to complete our authorization under this $750 million share repurchase program. In November 2012, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions. During the fiscal year ended September 30, 2013, we purchased $387.0 million of our common stock under the share repurchase program. As of September 30, 2013, we had $363.0 million of availability remaining on the $750 million share repurchase program. On August 8, 2013, our board of directors approved a new program allowing us to purchase up to $750 million additional shares of our common stock, subject to market conditions. We currently expect to purchase approximately $500 million of our common stock in fiscal 2014, subject to market conditions. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

         If Walgreens and/or Alliance Boots exercise their rights to purchase our common stock pursuant to the Warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock. We intend to mitigate the potentially dilutive effect that exercise of the Warrants could have by hedging a portion of our future obligation to deliver common stock with a financial institution and repurchasing additional shares of our common stock for our own account over time. In June 2013, we commenced our hedging strategy by entering into a contract with a financial institution pursuant to which it will execute a series of issuer capped call transactions ("Capped Calls"). The Capped Calls give us the right to buy approximately 60% of the shares of our common stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and assuming our future share price does not exceed the Capped Call limits. If our future share price at the exercise dates is lower than we expect, then our use of capital for the purchase of the Capped Calls would be ineffective. To the extent the Capped Calls do not mitigate the dilutive effect of the Warrants, we intend to consider repurchasing additional shares of our common stock. The amount of dilution that we would be able to mitigate will depend on the relative costs and benefits of such a transaction, considering factors such as: our financial performance, the current and future share price of our common stock, our expected cash flows, competing priorities for capital, and overall market conditions.

         As of September 30, 2013, we purchased Capped Calls on 15.3 million shares of our common stock for a total premium of $163.4 million, of which $157.3 million was paid as of September 30, 2013 and the remainder is accrued as of that date. We believe that we have sufficient capital resources to fund the remaining cost of the hedge strategy.

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

         Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$1,734,250	$66,375	$603,375	$74,000	$990,500
Operating leases	284,018	54,506	91,545	61,995	75,972
Other commitments	102,694	67,553	34,995	146	—

Total	$2,120,962	$188,434	$729,915	$136,141	$1,066,472

         We have commitments to purchase product from influenza vaccine manufacturers through the 2014/2015 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $36.9 million as of September 30, 2013, of which $28.5 million represents our commitment in fiscal 2014. These influenza vaccine commitments are included in "Other commitments" in the above table.

         We have outsourced to IBM Global Services ("IBM") a significant portion of our corporate and ABDC information technology activities. The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $54.1 million as of September 30, 2013, of which $31.3 million represents our commitment in fiscal 2014, and is included in "Other commitments" in the above table.

         Our liability for uncertain tax positions was $55.4 million (including interest and penalties) as of September 30, 2013. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

         During fiscal 2013, our operating activities provided $788.1 million of cash in comparison to cash provided of $1,305.4 million in the prior fiscal year. Cash provided by operations in fiscal 2013 was principally the result of income from continuing operations of $493.4 million, an increase in accounts payable, accrued expenses and income taxes of $3,818.3 million and non-cash items of $346.5 million, offset, in part, by an increase in accounts receivable of $2,312.5 million and an increase in merchandise inventories of $1,486.6 million. Accounts receivable increased from September 30, 2012 as the result of increased volume associated with our current Express Scripts and Walgreens contracts. Additionally, while the payment terms in the current Express Scripts contract are favorable, they are less favorable than the payment terms in the previous Medco contract. As a result, there was a negative impact on our working capital in fiscal 2013. We also increased our merchandise inventories at September 30, 2013 to support the increased volume due to the current Express Scripts and Walgreens contracts. The $3,818.3 million increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in business volume and the timing of inventory purchases made and the related payments to our suppliers.

         We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The increase in days sales outstanding from the prior fiscal year reflects the payment terms under the current Express Scripts contract.

	Fiscal year ended September 30,
	2013	2012	2011
Days sales outstanding	18.9	18.0	16.9
Days inventory on-hand	26.6	25.6	24.3
Days payable outstanding	44.4	42.8	39.4

         Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. The on-boarding of the Walgreens business in September 2013 had a negative impact on our cash flow from operating activities and on our working capital in the amount of approximately $500 million. However, we benefitted in fiscal 2013 from certain inventory purchases in the fourth quarter having extended payment terms relating to our Walgreens contract, which will negatively impact the cash flow in the first quarter of fiscal 2014. Operating cash uses during fiscal 2013 included $68.5 million of interest payments and $313.7 million of income tax payments, net of refunds.

         During fiscal 2012, our operating activities provided $1,305.4 million of cash in comparison to cash provided of $1,167.9 million in fiscal 2011. Cash provided by operations in fiscal 2012 was principally the result of income from continuing operations of $761.4 million, an increase in accounts payable, accrued expenses and income taxes of $416.1 million and non-cash items of $241.6 million, offset, in part, by an increase in merchandise inventories of $116.2 million. Non-cash items included the provision for deferred income taxes of $61.3 million, which represented a $133.5 million decline from fiscal 2011. Deferred income taxes were significantly higher in fiscal 2011 due to the larger income tax deductions associated with merchandise inventories and tax bonus depreciation resulting from our Business Transformation capital expenditures. The $416.1 million increase in accounts payable, accrued expenses and income taxes was primarily driven by the timing of inventory purchases made and the related payments to our suppliers. Merchandise inventories increased $116.2 million from the September 30, 2011 balance due to the timing of inventory purchases.

         Capital expenditures in fiscal 2013, 2012, and 2011 were $202.5 million, $133.3 million, and $156.1 million, respectively. Significant capital expenditures in fiscal 2013 included the purchase of one of our leased distribution facilities, technology initiatives including costs related to the further development of our ERP system, technology-related costs to on-board the incremental Walgreens' distribution volume, and expansion costs related to one of ABDC's facilities. Our most significant capital expenditures in fiscal 2012 and 2011 related principally to our Business Transformation project, which included a new ERP system for our corporate office and for our ABDC operations. Significant capital expenditures in fiscal 2012 also included ABDC and ABCS facility expansions and improvements. Other capital expenditures in fiscal 2012 and 2011 included ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us, and other technology initiatives.

         We currently expect to spend approximately $300 million for capital expenditures during fiscal 2014. Several of the larger 2014 capital expenditures include the replacement of a distribution center, the creation of a national distribution center, the implementation of track-and-trace authentication technology, and information system investments to support increased order volume and future growth.

         In May 2013, we divested AB and received $306.5 million of cash, net of a working capital adjustment, and divested ABCC and received $23.5 million of cash. The ABCC divestiture continues to be subject to a final purchase price working capital adjustment.

         In April 2012, we acquired World Courier for a purchase price of $518.0 million, net of a working capital adjustment. In November 2011, we acquired TheraCom for a purchase price of $257.2 million, net of a working capital adjustment. Additionally, in fiscal 2012, we finalized working capital adjustments relating to our September 2011 acquisitions of IntrinsiQ, LLC ("IntrinsiQ") and Premier Source ("Premier"), totaling $0.5 million, net.

         In September 2011, we acquired IntrinsiQ for a purchase price of $34.3 million, net of a working capital adjustment. Additionally, in September 2011, we acquired Premier for a purchase price of $11.1 million, net of cash acquired.

         Net cash used in financing activities in fiscal 2013, 2012, and 2011, included the purchase of $484.2 million, $1,162.2 million, and $840.6 million, respectively, of our common stock in connection with our share repurchase programs.

         During the fiscal year ended September 30, 2013, we paid $157.3 million to purchase Capped Calls to hedge the potential dilution associated with the Warrants upon their exercise.

         Fiscal 2012 included $499.3 million of proceeds received related to the November 2011 issuance of our 2021 Notes and the repayments of $392.3 million of senior notes due September 15, 2012 and $55 million due under a terminated credit facility.

         Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2010	$0.100	$0.080	25%
May 2011	$0.115	$0.100	15%
November 2011	$0.130	$0.115	13%
November 2012	$0.210	$0.130	62%
November 2013	$0.235	$0.210	12%

         We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements and other factors.

    Market Risk

         We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At September 30, 2013, we had no variable rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at September 30, 2013.

         We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.2 billion in cash and cash equivalents at September 30, 2013, none of which was invested in money market accounts at financial institutions. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

         We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the Euro, and the U.K. Pound Sterling. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of September 30, 2013, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$50.0 million note that we received in conjunction with the sale of ABCC.

    Cautionary Note Regarding Forward-Looking Statements

         Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; the retention of key customer or supplier relationships under less favorable economics; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in branded and/or generic pharmaceutical manufacturers' pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances, federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare, and the effect of such changes on our customers; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to realize the anticipated benefits of the implementation of an enterprise resource planning (ERP) system; interest rate and foreign currency exchange rate fluctuations; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; economic, business, competitive and/or regulatory developments outside of the United States; risks associated with the strategic, long-term relationship among Walgreen Co., Alliance Boots GmbH, and AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents among the parties (including, among others, the distribution agreement or the generics agreement), an impact on our earnings per share resulting from the issuance of the Warrants, an inability to realize anticipated benefits (including benefits resulting from participation in the Walgreens Boots Alliance Development GmbH joint venture), the disruption of AmerisourceBergen's cash flow and ability to return value to its stockholders in accordance with its past practices, disruption of or changes in vendor, payer and customer relationships and terms, and the reduction of AmerisourceBergen's operational, strategic or financial flexibility; the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; natural disasters or other unexpected events that affect our operations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth elsewhere in this MD&A, in Item 1A (Risk Factors), Item 1 (Business) and elsewhere in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's most significant market risks are the effects of changing interest rates and foreign currency risk. See discussion on page 33 under the heading "Market Risk," which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

         We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 26, 2013

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,231,006	$1,066,608
Accounts receivable, less allowances for returns and doubtful accounts: 2013 — $358,161; 2012 — $338,245	6,051,920	3,784,619
Merchandise inventories	6,981,494	5,472,010
Prepaid expenses and other	129,231	72,374
Assets held for sale	—	662,853

Total current assets	14,393,651	11,058,464

Property and equipment, at cost:
Land	37,538	33,009
Buildings and improvements	324,150	324,264
Machinery, equipment and other	1,109,731	942,604

Total property and equipment	1,471,419	1,299,877
Less accumulated depreciation	(667,858)	(556,193)

Property and equipment, net	803,561	743,684

Goodwill and other intangible assets	3,499,713	3,523,432
Other assets	221,713	116,676

TOTAL ASSETS	$18,918,638	$15,442,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,335,792	$9,492,589
Accrued expenses and other	532,564	570,210
Deferred income taxes	1,002,279	963,081
Liabilities held for sale	—	239,706

Total current liabilities	14,870,635	11,265,586

Long-term debt	1,396,606	1,395,931
Other liabilities	331,652	325,897
Stockholders' equity:
Common stock, $0.01 par value — authorized, issued and outstanding: 600,000,000 shares, 267,789,992 shares and 229,994,216 shares at September 30, 2013, respectively, and 600,000,000 shares, 262,542,659 shares and 235,394,281 shares at September 30, 2012, respectively	2,678	2,625
Additional paid-in capital	2,360,992	2,252,470
Retained earnings	1,508,414	1,270,423
Accumulated other comprehensive loss	(35,483)	(32,657)
Treasury stock, at cost: 2013 — 37,795,776 shares; 2012 — 27,148,378 shares	(1,516,856)	(1,038,019)

Total stockholders' equity	2,319,745	2,454,842

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,918,638	$15,442,256

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2013	2012	2011
	(In thousands, except per share data)
Revenue	$87,959,167	$78,080,806	$78,695,659
Cost of goods sold	85,451,348	75,446,120	76,236,682

Gross profit	2,507,819	2,634,686	2,458,977
Operating expenses:
Distribution, selling and administrative	1,333,712	1,152,556	1,138,022
Depreciation	135,047	112,828	88,760
Amortization	27,139	21,547	12,602
Warrants	90,055	—	—
Employee severance, litigation and other	23,467	44,140	23,567
Intangible asset impairments	—	—	6,506

Operating income	898,399	1,303,615	1,189,520
Other loss (income)	44	(5,827)	(4,617)
Interest expense, net	73,897	92,569	76,148

Income from continuing operations before income taxes	824,458	1,216,873	1,117,989
Income taxes	331,023	455,512	420,494

Income from continuing operations	493,435	761,361	697,495
(Loss) income from discontinued operations, net of income tax expense of $9,638, $4,841, and $3,523 for fiscal 2013, 2012, and 2011, respectively	(59,728)	(42,375)	9,129

Net income	$433,707	$718,986	$706,624

Earnings per share:
Basic earnings per share:
Continuing operations	$2.14	$3.01	$2.56
Discontinued operations	(0.26)	(0.17)	0.03

Total	$1.88	$2.84	$2.59

Diluted earnings per share:
Continuing operations	$2.10	$2.96	$2.51
Discontinued operations	(0.25)	(0.16)	0.03
Rounding	(0.01)	—	—

Total	$1.84	$2.80	$2.54

Weighted average common shares outstanding:
Basic	231,067	252,906	272,471
Diluted	235,345	256,903	277,717

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
Net income	$433,707	$718,986	$706,624
Other comprehensive (loss) income:
Net change in foreign currency translation adjustments	(14,181)	15,838	(4,521)
Benefit plan funded status adjustments net of tax of $7,992, $1,096, and $5,472, respectively	11,216	1,538	(3,139)
Other	139	108	108

Total other comprehensive (loss) income	(2,826)	17,484	(7,552)

Total comprehensive income	$430,881	$736,470	$699,072

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In thousands, except per share data)
September 30, 2010	$4,898	$3,899,381	$3,465,886	$(42,589)	$(4,373,332)	$2,954,244
Net income			706,624			706,624
Other comprehensive loss				(7,552)		(7,552)
Cash dividends, $0.43 per share			(117,624)			(117,624)
Exercise of stock options	64	115,756				115,820
Excess tax benefit from exercise of stock options		39,711				39,711
Share-based compensation expense		28,365				28,365
Common stock purchases for employee stock purchase plan		(232)				(232)
Purchases of common stock					(848,614)	(848,614)
Employee tax withholdings related to restricted share vesting					(3,935)	(3,935)
Other	3	(3)	778			778

September 30, 2011	4,965	4,082,978	4,055,664	(50,141)	(5,225,881)	2,867,585
Net income			718,986			718,986
Other comprehensive income				17,484		17,484
Cash dividends, $0.52 per share			(132,760)			(132,760)
Exercise of stock options	45	89,476				89,521
Excess tax benefit from exercise of stock options		25,703				25,703
Share-based compensation expense		26,645				26,645
Common stock purchases for employee stock purchase plan		(299)				(299)
Treasury stock retirement	(2,388)	(1,972,030)	(3,371,467)		5,345,885	—
Purchases of common stock					(1,154,208)	(1,154,208)
Employee tax withholdings related to restricted share vesting					(3,815)	(3,815)
Other	3	(3)				—

September 30, 2012	2,625	2,252,470	1,270,423	(32,657)	(1,038,019)	2,454,842
Net income			433,707			433,707
Other comprehensive loss				(2,826)		(2,826)
Cash dividends, $0.84 per share			(195,716)			(195,716)
Exercise of stock options	50	114,441				114,491
Excess tax benefit from exercise of stock options		41,222				41,222
Share-based compensation expense		36,751				36,751
Settlement of accelerated stock repurchase agreement		(10,312)				(10,312)
Common stock purchases for employee stock purchase plan		(260)				(260)
Warrants		90,055				90,055
Purchases of capped call options		(163,372)				(163,372)
Purchases of common stock					(473,864)	(473,864)
Employee tax withholdings related to restricted share vesting					(4,973)	(4,973)
Other	3	(3)				—

September 30, 2013	$2,678	$2,360,992	$1,508,414	$(35,483)	$(1,516,856)	$2,319,745

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2013	2012	2011
	(In thousands)
OPERATING ACTIVITIES
Net income	$433,707	$718,986	$706,624
Loss (income) from discontinued operations	59,728	42,375	(9,129)

Income from continuing operations	493,435	761,361	697,495
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	138,690	113,765	89,659
Amortization, including amounts charged to interest expense	32,103	26,750	17,310
Provision for doubtful accounts	20,118	23,058	37,878
Provision for deferred income taxes	25,573	61,278	194,797
Warrants	90,055	—	—
Share-based compensation	36,275	25,954	27,279
Loss on disposal of property and equipment	1,663	249	855
Other, including intangible asset impairments	2,064	(9,433)	5,758
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,312,518)	71,510	(23,934)
Merchandise inventories	(1,486,572)	(116,174)	(228,303)
Prepaid expenses and other assets	(169,745)	49,716	(26,284)
Accounts payable, accrued expenses, and income taxes	3,818,288	416,100	388,687
Other liabilities	12,559	(7,177)	(3,799)

Net cash provided by operating activities-continuing operations	701,988	1,416,957	1,177,398
Net cash provided by (used in) operating activities-discontinued operations	86,137	(111,508)	(9,450)

NET CASH PROVIDED BY OPERATING ACTIVITIES	788,125	1,305,449	1,167,948

INVESTING ACTIVITIES
Capital expenditures	(202,450)	(133,292)	(156,142)
Cost of acquired companies, net of cash acquired	—	(775,670)	(45,380)
Proceeds from sales of property and equipment	1,402	23	868
Proceeds from sales of businesses	329,980	—	—

Net cash provided by (used in) investing activities-continuing operations	128,932	(908,939)	(200,654)
Net cash used in investing activities-discontinued operations	(11,672)	(39,010)	(11,764)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	117,260	(947,949)	(212,418)

FINANCING ACTIVITIES
Long-term debt borrowings	—	499,290	—
Long-term debt repayments	—	(447,326)	—
Borrowings under revolving and securitization credit facilities	2,330,000	60,500	35,026
Repayments under revolving and securitization credit facilities	(2,330,000)	(60,500)	(35,068)
Purchases of common stock	(484,176)	(1,162,246)	(840,577)
Exercises of stock options, including excess tax benefits of $41,222, $25,703, and $39,711, in fiscal 2013, 2012, and 2011, respectively	155,713	115,224	155,531
Cash dividends on common stock	(195,716)	(132,760)	(117,624)
Purchases of capped call options	(157,295)	—	—
Debt issuance costs and other	(8,975)	(10,658)	(7,439)

Net cash used in financing activities-continuing operations	(690,449)	(1,138,476)	(810,151)
Net cash (used in) provided by financing activities-discontinued operations	(50,538)	21,594	22,429

NET CASH USED IN FINANCING ACTIVITIES	(740,987)	(1,116,882)	(787,722)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164,398	(759,382)	167,808
Cash and cash equivalents at beginning of year	1,066,608	1,825,990	1,658,182

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,231,006	$1,066,608	$1,825,990

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 1. Summary of Significant Accounting Policies

         AmerisourceBergen Corporation (the "Company") is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. The Company delivers innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain.

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

         The Company's trade accounts receivable are exposed to credit risk, but the risk is moderated because the Company's customer base is diverse and geographically widespread primarily within the U.S. The Company generally does not require collateral for trade receivables. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers' financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company's allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2013, 2012, and 2011 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. The Company's largest customer in fiscal 2013, Express Scripts, Inc., accounted for 24% of revenue and represented approximately 13% of accounts receivable, net as of September 30, 2013. Walgreen Co. ("Walgreens"), the Company's second largest customer in fiscal 2013, represented approximately 32% of accounts receivable net as of September 30, 2013.

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

    Contingencies

         Loss Contingencies:  In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also performs an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, the Company provides disclosure of the loss contingency in the footnotes to its financial statements. The Company reviews all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made (see Note 12).

         Gain Contingencies:  The Company records gain contingencies when they are realized. Gains from antitrust litigation settlements are realized upon the receipt of cash and recorded as a reduction to cost of goods sold because they represent a recovery of amounts historically paid to manufacturers to originally acquire the pharmaceuticals that were the subject of the antitrust litigation settlements (see Note 13).

    Derivative Financial Instruments

         The Company records all derivative financial instruments on the balance sheet at fair value and complies with established criteria for designation and effectiveness of hedging relationships. The Company's policy prohibits it from entering into derivative financial instruments for speculative or trading purposes.

         As of September 30, 2013, the Company had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of the C$50.0 million note that the Company received in conjunction with the sale of AmerisourceBergen Canada Corporation (see Note 3).

         As of September 30, 2012, there were no outstanding derivative financial instruments.

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

    Foreign Currency

         The functional currency of the Company's foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity.

    Goodwill and Other Intangible Assets

         Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units and indefinite lived intangible assets are less than the respective carrying values of those reporting units and indefinite lived intangible assets. The Company elected to bypass performing the qualitative screen and went directly to performing the first step quantitative analysis of the goodwill and indefinite lived intangible asset impairment tests in the current year. The Company may elect to perform the qualitative analysis in future periods.

         The first step in the quantitative process for the goodwill impairment test is to compare the carrying amount of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record any such impairment losses.

         The Company identifies its reporting units at the operating segment level. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides.

         The Company utilizes a combination of income and market-based approaches to valuation for its reporting units. The income approach to valuation relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company's long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company's overall methodology and the population of assumptions used have remained unchanged.

         The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method. The Company believes the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such trademarks and trade names and not having to pay a royalty for their use.

         The Company completed its required annual impairment tests relating to goodwill and other intangible assets in the fiscal years ended September 30, 2013, 2012, and 2011, and, as a result, recorded $6.5 million of impairment charges in fiscal 2011.

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

    Merchandise Inventories

         Inventories are stated at the lower of cost or market. Cost for approximately 83% and 82% of the Company's inventories at September 30, 2013 and 2012, respectively, has been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $533.7 million and $256.7 million higher than the amounts reported at September 30, 2013 and 2012, respectively. The Company recorded a LIFO charge of $277.0 million, $0.7 million, and $34.7 million in fiscal 2013, 2012, and 2011, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturing pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. The Company's LIFO charge in fiscal 2013 was significant due to the additional branded inventory it was required to purchase for the new Walgreens distribution contract and the impact the branded inventory had on the Company's annual inflation index, as well as higher brand drug price inflation and generic drug price deflation.

    Property and Equipment

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and from 3 to 10 years for machinery, equipment and other. The costs of repairs and maintenance are charged to expense as incurred.

         The Company capitalizes project costs relating to computer software developed or obtained for internal use when the activities related to the project reach the application development stage. Costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities are expensed as they are incurred. Software development costs are depreciated using the straight-line method over the estimated useful lives, which range from 3 to 10 years.

    Revenue Recognition

         The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue as reflected in the accompanying consolidated statements of operations is net of estimated sales returns and allowances.

         The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2013 and 2012, the Company's accrual for estimated customer sales returns was $275.8 million and $252.5 million, respectively.

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

    Share-Based Compensation

         The Company accounts for the compensation cost of all share-based payments at fair value and reports the related expense within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow ($41.2 million, $25.7 million, and $39.7 million for the fiscal years ended September 30, 2013, 2012, and 2011, respectively).

    Shipping and Handling Costs

         Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $267.3 million, $259.1 million and $270.2 million for the fiscal years ended September 30, 2013, 2012, and 2011, respectively, are included in distribution, selling and administrative expenses.

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

    Warrants

         The Company accounts for the Warrants issued to subsidiaries of Walgreens and Alliance Boots GmbH ("Alliance Boots") in accordance with the guidance for equity-based payments to non-employees. The various agreements and arrangements with Walgreens and Alliance Boots established various performance commitments that they must satisfy during the vesting periods of the Warrants, and if not fulfilled, the Company has the right to cancel the Warrants. Using a binomial lattice model approach, the fair value of the Warrants was initially measured at the date of issuance, and is being expensed over the three and four year vesting periods as an operating expense. The fair value of the Warrants are re-measured at the end of each quarterly reporting period, and an adjustment is recorded in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date. In total, the Warrants were valued at $572.0 million as of September 30, 2013. The valuation of the Warrants considers the Company's Common Stock price and various assumptions, such as the volatility of the Company's Common Stock, the expected remaining life of the Warrants, the expected dividend yield, and the risk-free interest rate. As a result, future Warrant expense could fluctuate significantly (see Note 7).

Note 2. Acquisitions

  TheraCom, LLC

         In November 2011, the Company acquired TheraCom, LLC ("TheraCom"), a former subsidiary of CVS Caremark Corporation, for a purchase price of $257.2 million, net of a working capital adjustment. TheraCom is a leading provider of commercialization support services for the biotechnology and pharmaceutical industry, specifically providing reimbursement and patient support services. TheraCom's capabilities complement those of the Lash Group, a business within ABCS, and significantly increase the size and scope of its consulting services. The majority of TheraCom's revenues are provided by the specialized distribution component of the integrated reimbursement support services for certain unique prescription products. For segment presentation, TheraCom is included in Other.

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

  World Courier

         In April 2012, the Company acquired World Courier for a purchase price of $518.0 million, net of a working capital adjustment. World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens the Company's service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of the Company's specialty services outside North America. It operates in over 50 countries and has approximately 2,400 employees. For segment presentation, World Courier is included in Other.

         The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $266.7 million, which was allocated to goodwill. The fair value of intangible assets acquired of $250.0 million consists of a trade name of $110.5 million, customer relationships of $130.5 million, and software technology of $9.0 million. The trade name has been determined to have an indefinite life. The Company is amortizing the estimated fair values of the acquired customer relationships and software technology over the remaining estimated useful lives of 16 years and 5 years, respectively. Goodwill resulting from the acquisition is not expected to be deductible for income tax purposes.

Note 3. Discontinued Operations

         In May 2013, the Company completed the divestiture of its packaging and clinical trials services business, AndersonBrecon ("AB"), and completed the divestiture of AmerisourceBergen Canada Corporation ("ABCC"). The Company has classified AB and ABCC's assets and liabilities as held for sale in the accompanying fiscal 2012 consolidated balance sheet and classified AB and ABCC's operating results, net of tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior to being classified within discontinued operations, AB was included in Other and ABCC was included in Pharmaceutical Distribution for segment reporting. AB and ABCC's revenue and (loss) income before income taxes were as follows:

	Fiscal Year Ended September 30,
(in thousands)	2013	2012	2011
Revenue	$1,181,231	$1,639,684	$1,521,899
(Loss) income before income taxes	$(50,090)	$(37,534)	$12,652

         The loss before income taxes in the fiscal year ended September 30, 2013 includes an ABCC goodwill impairment charge of $26.9 million and a $143.7 million loss on the sale of ABCC. The loss is net of a $114.1 million gain on the sale of AB.

         The gain on the sale of AB and the loss on the sale of ABCC include the reclassification of $9.3 million of cumulative foreign currency translation losses previously included within accumulated other comprehensive income. The tax loss on the sale of ABCC more than offsets the tax gain on the sale of AB. There is no impact on income tax expense, as a valuation allowance on the excess capital tax loss was recorded.

         The Company sold AB for $306.5 million, net of a final purchase price working capital adjustment, and sold ABCC for $67.9 million, including a C$50.0 million note due from the buyer, with interest accruing at 3% annually, and scheduled monthly payments to be made over a seven-year term that commenced in June 2013. The Company entered into a foreign currency denominated contract to hedge the foreign currency exchange risk associated with the Canadian Note. The ABCC divestiture continues to be subject to a final purchase price working capital adjustment.

         The following table summarizes the assets and liabilities of AB and ABCC when they were classified as held for sale (in thousands):

September 30, 2012
Assets:
Accounts receivable	$187,179
Merchandise inventories	249,463
Property and equipment, net	131,907
Goodwill and other intangible assets	85,163
Other assets	9,141

Assets held for sale	662,853

Liabilities:
Accounts payable	152,110
Accrued expenses and other	16,554
Other liabilities	71,042

Liabilities held for sale	239,706

Net assets	$423,147

Note 4. Income Taxes

         The following illustrates domestic and foreign income from continuing operations before income taxes (in thousands):

	Fiscal year ended September 30,
	2013	2012	2011
Domestic	$793,137	$1,193,047	$1,105,481
Foreign	31,321	23,826	12,508

Total	$824,458	$1,216,873	$1,117,989

         The income tax provision is as follows (in thousands):

	Fiscal Year Ended September 30,
	2013	2012	2011
Current provision:
Federal	$259,457	$356,843	$194,816
State and local	37,602	32,438	26,527
Foreign	8,391	4,953	4,354

	305,450	394,234	225,697

Deferred provision:
Federal	29,189	47,348	174,412
State and local	(3,375)	11,959	20,462
Foreign	(241)	1,971	(77)

	25,573	61,278	194,797

Provision for income taxes	$331,023	$455,512	$420,494

         A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended September 30,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	3.0	2.3	1.7
Foreign	(0.3)	(0.1)	—
Warrants	2.3	—	—
Other	0.2	0.2	0.9

Effective income tax rate	40.2%	37.4%	37.6%

         In March 2013, the Company issued Warrants in connection with various agreements and arrangements with Walgreens and Alliance Boots. See Note 7 for further details. As of the date of issuance, the Warrants were valued at $242.4 million, which approximates the amount that will be deductible for tax purposes. The fair value of the Warrants as of September 30, 2013 was $572.0 million. The excess of the fair value as of September 30, 2013 over the initial value of $242.4 million is not tax deductible. As a result, the Company's current effective income tax rate is higher than its historic rate. This increase in the income tax rate is reflected in Warrants in the above effective income tax rate reconciliation.

         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2013	2012
Merchandise inventories	$1,016,522	$985,571
Property and equipment	128,289	132,732
Goodwill and other intangible assets	260,357	249,913
Other	1,322	705

Gross deferred tax liabilities	1,406,490	1,368,921

Net operating loss and tax credit carryforwards	(61,726)	(59,994)
Capital loss carryforwards	(297,806)	(230,395)
Allowance for doubtful accounts	(30,073)	(30,856)
Accrued expenses	(16,731)	(9,651)
Employee and retiree benefits	(4,884)	(17,392)
Stock options	(29,356)	(28,197)
Other	(66,537)	(57,596)

Gross deferred tax assets	(507,113)	(434,081)
Valuation allowance for deferred tax assets	327,546	254,182

Deferred tax assets, net of valuation allowance	(179,567)	(179,899)

Net deferred tax liabilities	$1,226,923	$1,189,022

         The following tax carryforward information is presented as of September 30, 2013. The Company had $14.5 million of potential tax benefits from federal net operating loss carryforwards expiring in 8 to 18 years, $59.8 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years and $6.4 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. Included in the state net operating loss carryforwards is $9.3 million of potential tax benefits that if realized would be an increase to additional paid-in-capital. The Company had $297.8 million of potential tax benefits from capital loss carryforwards expiring in 1 to 5 years. The Company had $5.9 million of foreign tax credit carryforwards expiring in 5 to 10 years. The Company had $1.4 million of state tax credit carryforwards.

         In connection with the acquisition of World Courier, the Company acquired net operating loss carryforwards totaling approximately $78 million. The Company agreed with the sellers of World Courier to reimburse them for the Company's utilization of all U.S. net operating loss carryforwards and certain foreign net operating loss carryforwards that existed as of the acquisition date and will be realized by the Company through 2017. As such, the Company recorded a deferred tax asset, net of valuation allowance, for the net operating losses expected to be realized and an offsetting liability for the amount to be repaid to the sellers as part of the purchase price allocation for World Courier.

         In fiscal 2013, the Company increased the valuation allowance on deferred tax assets by $73.4 million primarily due to the addition of capital loss carryforwards resulting from the sale of ABCC. In fiscal 2012, the Company increased the valuation allowance on deferred tax assets by $4.3 million primarily due to the addition of certain foreign net operating loss carryforwards.

         In fiscal 2013, 2012, and 2011, tax benefits of $41.2 million, $25.7 million, and $39.7 million, respectively, related to the exercise of employee stock options and lapse of restricted shares, were recorded as additional paid-in capital.

         Income tax payments, net of refunds, were $313.7 million, $302.1 million and $214.6 million in the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2009.

         As of September 30, 2013 and 2012, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $55.4 million and $43.3 million, respectively, ($39.1 million and $30.1 million, net of federal benefit, respectively). If recognized, these tax benefits would reduce income tax expense and the effective tax rate. As of September 30, 2013 and 2012, included in these amounts are $9.1 million and $6.3 million of interest and penalties, respectively, which the Company records in income tax expense.

         A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, in fiscal 2013, 2012, and 2011 is as follows (in thousands):

Balance at September 30, 2010	$36,830
Additions of tax positions of the current year	5,866
Additions of tax positions of the prior years	3,592
Reductions of tax positions of the prior years	(386)
Settlements with taxing authorities	(7,136)
Expiration of statutes of limitations	(2,963)

Balance at September 30, 2011	35,803
Additions of tax positions of the current year	6,094
Additions of tax positions of the prior years	1,045
Additions of tax positions due to acquisitions	2,748
Reductions of tax positions of the prior years	(5,177)
Settlements with taxing authorities	(2,286)
Expiration of statutes of limitations	(1,237)

Balance at September 30, 2012	36,990
Additions of tax positions of the current year	5,272
Additions of tax positions of the prior years	2,825
Additions of tax positions due to acquisitions	2,500
Settlements with taxing authorities	(519)
Expiration of statutes of limitations	(801)

Balance at September 30, 2013	$46,267

         During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $8.2 million.

         Cumulative undistributed earnings of international subsidiaries were $125.6 million at September 30, 2013. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company's international operations. It is not practicable to estimate the amount of U.S. tax that would result upon the eventual repatriation of such earnings.

Note 5. Goodwill and Other Intangible Assets

         Following is a summary of the changes in the carrying value of goodwill for the fiscal years ended September 30, 2013 and 2012 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2011	$2,421,707	$75,455	$2,497,162
Goodwill recognized in connection with acquisitions (see Note 2)	(134)	444,554	444,420
Foreign currency translation	1,402	—	1,402

Goodwill at September 30, 2012	2,422,975	520,009	2,942,984
Goodwill recognized in connection with acquisitions (see Note 2)	—	3,000	3,000
Foreign currency translation	(1,014)	—	(1,014)

Goodwill at September 30, 2013	$2,421,961	$523,009	$2,944,970

         Following is a summary of other intangible assets (in thousands):

	September 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles — trade names	$343,892	$—	$343,892	$344,004	$—	$344,004
Finite-lived intangibles:
Customer relationships	265,810	(80,767)	185,043	265,981	(61,865)	204,116
Other	69,350	(43,542)	25,808	67,896	(35,568)	32,328

Total other intangible assets	$679,052	$(124,309)	$554,743	$677,881	$(97,433)	$580,448

         During the fiscal year ended September 30, 2011, the Company recorded a goodwill impairment charge of $3.0 million and a customer relationship impairment charge of $3.5 million relating to one of its smaller business units. For segment presentation, this charge was included in Other.

         Amortization expense for other intangible assets was $27.1 million, $21.5 million, and $12.6 million in the fiscal years ended September 30, 2013, 2012, and 2011, respectively. Amortization expense for other intangible assets is estimated to be $25.6 million in fiscal 2014, $21.7 million in fiscal 2015, $20.8 million in fiscal 2016, $17.0 million in fiscal 2017, $14.8 million in 2018 and $111.0 million thereafter.

Note 6. Debt

         Debt consisted of the following:

	September 30,
	2013	2012
	(Dollars in thousands)
Receivables securitization facility due 2016	$—	$—
Multi-currency revolving credit facility due 2018	—	—
Revolving credit note	—	—
$500,000, 5 7/8% senior notes due 2015	499,377	499,091
$400,000, 4 7/8% senior notes due 2019	397,803	397,485
$500,000, 3 1/2% senior notes due 2021	499,426	499,355

Total debt	$1,396,606	$1,395,931

    Long-Term Debt

         The Company has a $1.4 billion multi-currency senior unsecured credit facility, which is scheduled to expire in July 2018 (the "Multi-Currency Revolving Credit Facility"), with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company's debt rating and ranges from 68 basis points to 130 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2013). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at September 30, 2013). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which the Company was compliant as of September 30, 2013.

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

    Receivables Securitization Facility

         The Company has a $950 million receivables securitization facility ("Receivables Securitization Facility"), which is scheduled to expire in June 2016. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. The Company pays an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility. At September 30, 2013, there were no borrowings outstanding under the Receivables Securitization Facility. In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

    Commercial Paper Program

         The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings under the commercial paper program at September 30, 2013.

    Revolving Credit Note

         The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note") for an aggregate principal amount not to exceed $45 million. The Revolving Credit Note provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $45 million at any time outstanding. At September 30, 2013, there were no borrowings outstanding under the Revolving Credit Note.

    Other Information

         Scheduled future principal payments of long-term debt are $500.0 million in fiscal 2015 and $900.0 million in fiscal 2020 and thereafter.

         Interest paid on the above indebtedness during the fiscal years ended September 30, 2013, 2012, and 2011 was $68.5 million, $84.5 million, and $74.2 million, respectively.

         Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $4.2 million, $5.2 million, and $4.7 million, for the fiscal years ended September 30, 2013, 2012, and 2011, respectively.

Note 7. Stockholders' Equity and Earnings per Share

         The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").

         The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2013.

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

         The following table illustrates the components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2013 and 2012 (in thousands):

	September 30,
	2013	2012
Pension and postretirement adjustments (See Note 8)	$(34,612)	$(45,828)
Foreign currency translation	(844)	13,337
Other	(27)	(166)

Total accumulated other comprehensive loss	$(35,483)	$(32,657)

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

         In August 2011, the Company's board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2011, the Company purchased 6.6 million shares of its Common Stock for a total of $250.0 million. During the fiscal year ended September 30, 2012, the Company purchased 13.4 million shares of its Common Stock for $500.0 million to complete its authorization under this program.

         In May 2012, the Company's board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. In August 2012, the Company entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $650 million for the initial delivery of 16.8 million shares. The initial payment of $650 million funded stock purchases of $647.2 million, $2.0 million of previously declared dividends that were scheduled to be paid in September 2012, and $0.8 million in other fees. The number of shares ultimately purchased was based on the volume-weighted average price of the Company's Common Stock during the term of the ASR. The ASR transaction was settled in October 2012, at which time the Company received 0.1 million incremental shares. In addition to the ASR transaction, during the fiscal year ended September 30, 2012, the Company purchased 0.2 million shares of its Common Stock for a total of $5.9 million. During the fiscal year ended September 30, 2013, the Company purchased 0.6 million shares of its Common Stock for a total of $25.7 million under this program. This program was closed during the fiscal year ended September 2013 as a result of the November 2012 ASR transaction (see below).

         In November 2012, the Company's board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. Subsequently, in November 2012, the Company entered into an ASR transaction with a financial institution and paid $250 million for a delivery of 6.2 million shares. The initial payment of $250 million funded stock purchases of $248.5 million, $1.3 million of previously declared dividends that were scheduled to be paid in December 2012, and $0.2 million in other fees. The amount ultimately paid was based on the volume-weighted average price of the Company's Common Stock during the term of the ASR. The ASR transaction was settled in December 2012, at which time the Company paid the financial institution a cash settlement of $10.3 million. The Company applied 1.7 million shares for $71.2 million to the May 2012 share repurchase program, which completed its authorization under that program. The Company applied the remaining 4.5 million shares from the November 2012 ASR for $187.6 million to the November 2012 share repurchase program. In addition to the ASR transaction, during the fiscal year ended September 30, 2013, the Company purchased 3.6 million shares of its Common Stock for a total of $199.4 million. The Company had $363.0 million of availability remaining under this share repurchase program as of September 30, 2013.

         In August 2013, the Company's board of directors authorized the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. This new program increased the total availability remaining under all approved share repurchase programs to $1,113.0 million as of September 30, 2013.

         In March 2013, the Company, Walgreens, and Alliance Boots entered into various agreements and arrangements pursuant to which Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in the Company, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of the Company's Common Stock (approximately 7% of the Company's Common Stock, on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants, as defined below) in open market transactions. In connection with these arrangements, Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of Walgreens, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company's Common Stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of the Company's Common Stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 and Alliance Boots Luxembourg S.à.r.l., a wholly owned subsidiary of Alliance Boots, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company's common Stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of the Company's Common Stock at an exercise price of $52.50 per share exercisable during a six-month period beginning March 2017 (collectively, the "Warrants).

         The Company valued these Warrants as of March 18, 2013 (date of issuance) and revised the valuation each subsequent quarter. As of September 30, 2013, the Warrants with an exercise price of $51.50 were valued at $12.30 per share and the Warrants with an exercise price of $52.50 were valued at $12.90 per share. In total, the Warrants were valued at $572.0 million as of September 30, 2013.

         The Company intends to mitigate the potentially dilutive effect that exercise of the Warrants could have by hedging a portion of its future obligation to deliver Common Stock with a financial institution and repurchasing additional shares of its Common Stock for the Company's own account over time. In June 2013, the Company commenced its hedging strategy by entering into a contract with a financial institution pursuant to which it will execute a series of issuer capped call transactions ("Capped Calls"). The Capped Calls give the Company the right to buy approximately 60% of the shares of its Common Stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and assuming the Company's future share price does not exceed the Capped Call limits.

         Through September 30, 2013, the Company purchased Capped Calls on 15.3 million shares of its Common Stock for a total premium of $163.4 million, which was recorded as a reduction of additional paid-in-capital. The Capped Calls permit the Company to acquire shares of its Common Stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017. The Capped Calls permit net share settlement, which is limited by caps in the market price of the Company's Common Stock. The Company has accounted for the Capped Calls as equity contracts.

         In December 2011, the Company retired 238.8 million shares of its treasury stock.

         Basic earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods plus the dilutive effect of stock options, restricted stock, restricted stock units, and the Warrants. The following table (in thousands) is a reconciliation of the numerator and denominator of the computation of basic and diluted earnings per share.

	September 30,
	2013	2012	2011
Weighted average common shares outstanding — basic	231,067	252,906	272,471
Effect of dilutive securities — stock options, restricted stock, and restricted stock units	4,278	3,997	5,246

Weighted average common shares outstanding — diluted	235,345	256,903	277,717

         There were no potentially dilutive stock options that were antidilutive for fiscal 2013. The potentially dilutive employee stock options that were antidilutive for fiscal 2012 and 2011 were 2.1 million and 2.0 million, respectively.

         For each reporting period, the dilutive impact of the shares potentially issuable upon exercise of the Warrants is required to be calculated using the treasury stock method. Under this approach, the diluted number of shares is determined by dividing the assumed proceeds of the Warrants by the average stock price during the reporting period and then comparing that amount against the number of the Warrants issued. The assumed proceeds are calculated by multiplying the number of shares underlying the Warrants by the exercise price, plus the amount of unrecognized expense during the period. The unrecognized expense represents the difference between the fair value of the Warrants as of the balance sheet date and the cumulative amount of Warrant expense recognized in the Company's Consolidated Statements of Operations. The inclusion of the unrecognized expense in the calculation of assumed proceeds has the effect of reducing the dilutive impact of the Warrants, particularly in the earlier periods of the life of the Warrants. As a result, the Warrants were antidilutive for the fiscal year ended September 30, 2013.

Note 8. Pension and Other Benefit Plans

         The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $22.1 million, $20.3 million, and $19.3 million in fiscal 2013, 2012, and 2011, respectively.

         The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans and postretirement benefit plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of income taxes. Included in accumulated other comprehensive loss at September 30, 2013 are net actuarial losses of $59.3 million ($34.6 million, net of income taxes). The net actuarial loss in accumulated other comprehensive loss that is expected to be amortized into fiscal 2014 net periodic pension expense is $3.6 million ($2.1 million, net of income taxes).

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

         The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal Year Ended September 30,
	2013	2012
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$166,244	$154,887
Interest cost	6,104	6,560
Actuarial (gains) losses	(15,560)	17,942
Benefit payments	(7,384)	(13,134)
Other	—	(11)

Benefit obligation at end of year	$149,404	$166,244

Change in Plan Assets:
Fair value of plan assets at beginning of year	$158,391	$122,242
Actual return on plan assets	8,005	26,775
Employer contributions	2,173	23,444
Expenses	(1,219)	(936)
Benefit payments	(7,384)	(13,134)

Fair value of plan assets at end of year	$159,966	$158,391

Funded Status and Amounts Recognized:
Funded status	$10,562	$(7,853)

Net amount recognized	$10,562	$(7,853)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$16,563	$—
Current liabilities	(2,826)	(4,456)
Noncurrent liabilities	(3,175)	(3,397)

Net amount recognized	$10,562	$(7,853)

         Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2013	2012
Discount rate	4.65%	3.70%
Rate of increase in compensation levels	N/A	N/A

         The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal Year Ended September 30,
	2013	2012	2011
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$6,104	$6,560	$7,036
Expected return on plan assets	(9,955)	(10,475)	(9,289)
Recognized net actuarial loss	5,963	4,758	4,768
Loss due to curtailments, settlements and other	985	1,518	828

Net periodic pension cost of defined benefit pension plans	3,097	2,361	3,343
Net pension cost of multi-employer plans	156	294	340

Total pension expense	$3,253	$2,655	$3,683

         Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2013	2012	2011
Discount rate	3.70%	4.60%	5.00%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	6.75%	8.00%	8.00%

         To determine the expected long-term rate of return on assets, the Company considered the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company expects to change its asset category mix in fiscal 2014, and as a result, the expected long-term rate of return on assets will decrease to 5.75%.

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

         The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities and cash. Securities are also diversified in terms of domestic and international securities and large cap and small cap stocks. The actual and target asset allocations expressed as a percentage of the plans' assets at the measurement date are as follows:

	Pension Asset Allocation		Target Allocation
	2013	2012	2013	2012
Asset Category:
Equity securities	42%	42%	41%	41%
Debt securities	57	57	58	58
Cash and cash equivalents	1	1	1	1

Total	100%	100%	100%	100%

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

         The fair value of the Company's pension plan assets, totaling $160.0 million and $158.4 million at September 30, 2013 and 2012, respectively, is determined using a fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

         The Company's pension plan assets at September 30, 2013 were comprised of $1.5 million invested in money market funds, $66.8 million invested in commingled equity funds, and $91.7 million invested in commingled fixed-income funds. The Company's pension plan assets at September 30, 2012 were comprised of $0.9 million invested in money market funds, $66.4 million invested in commingled equity funds, and $91.1 million invested in commingled fixed income funds. The fair values of the money market funds were determined using the Level 1 hierarchy. The fair values of the equity and fixed-income commingled funds, which have daily net asset values derived from the underlying securities, were determined by using the Level 2 hierarchy.

         As of September 30, 2013, all of the Company's defined benefit pension plans had plan assets in excess of the projected plan benefit obligations. As of September 30, 2012 all of the Company's defined benefit pension plans had accumulated and projected benefit obligations in excess of plan assets. The amounts related to these plans were as follows (in thousands):

	2013	2012
Accumulated benefit obligation	$149,404	$166,244
Projected benefit obligation	$149,404	$166,244
Plan assets at fair value	$159,966	$158,391

         The Company was not required to contribute to its salaried benefit plan in fiscal 2013 or 2012. During fiscal 2013, the Company made no contributions to its salaried benefit plan. During fiscal 2012, the Company elected to make a contribution of $15.0 million. Expected benefit payments over the next ten years, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2014	$9,071
2015	6,794
2016	7,548
2017	7,897
2018	7,514
2019-2023	42,582

Total	$81,406

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

         The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal Year Ended September 30,
	2013	2012
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$10,810	$11,500
Interest cost	383	501
Actuarial (gain) loss	(539)	116
Benefit payments	(1,200)	(1,307)

Benefit obligation at end of year	$9,454	$10,810

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,200	1,307
Benefit payments	(1,200)	(1,307)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(9,454)	$(10,810)

Net amount recognized	$(9,454)	$(10,810)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(729)	$(943)
Noncurrent liabilities	(8,725)	(9,867)

Net amount recognized	$(9,454)	$(10,810)

         Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2013	2012
Discount rate	4.65%	3.70%
Health care trend rate assumed for next year	7.54%	7.82%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2023	2022

         Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$44	$(37)
Effect on benefit obligation	$975	$(834)

         The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal Year Ended September 30,
	2013	2012	2011
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$383	$501	$604
Recognized net actuarial gains	(669)	(958)	(455)

Total postretirement (income)/benefit expense	$(286)	$(457)	$149

         Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2013	2012	2011
Discount rate	3.70%	4.60%	5.00%
Health care trend rate assumed for next year	7.82%	8.10%	8.39%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2023	2022	2021

         Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement Benefits
Fiscal Year:
2014	$765
2015	733
2016	702
2017	644
2018	636
2019-2023	3,121

Total	$6,601

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

         Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2013, 2012, and 2011 were $17.4 million, $16.4 million, and $15.4 million, respectively.

    Deferred Compensation Plan

         The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant's compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2013. The Company's liability relating to its deferred compensation plan as of September 30, 2013 and 2012 was $13.3 million and $10.5 million, respectively.

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

         At September 30, 2013, employee and non-employee director stock options for an additional 28.0 million shares may be granted under the AmerisourceBergen Corporation Equity Incentive Plan.

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

         The weighted average fair values of the options granted during the fiscal years ended September 30, 2013, 2012, and 2011 were $6.54, $6.36, and $7.43, respectively. The following assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2013	2012	2011
Weighted average risk-free interest rate	0.44%	0.59%	1.80%
Expected dividend yield	1.29%	1.39%	1.10%
Weighted average volatility of common stock	24.22%	25.63%	26.46%
Weighted average expected life of the options	3.69 years	3.69 years	3.83 years

         Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2013, 2012, and 2011, the Company recorded stock option expense of $20.2 million, $15.4 million, and $18.8 million, respectively.

         A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000's)			(000's)
Outstanding at September 30, 2012	16,086	$28	5 years
Granted	3,856	$41
Exercised	(4,926)	$23
Forfeited	(897)	$38

Outstanding at September 30, 2013	14,119	$33	4 years	$402,257

Exercisable at September 30, 2013	6,452	$26	3 years	$225,143
Expected to vest after September 30, 2013	7,104	$38	5 years	$164,089

         The intrinsic value of stock option exercises during fiscal 2013, 2012, and 2011 was $131.8 million, $82.1 million, and $118.5 million, respectively.

         A summary of the status of the Company's nonvested options as of September 30, 2013 and changes during the fiscal year ended September 30, 2013 is presented below:

	Options	Weighted Average Grant Date Fair Value
	(000's)
Nonvested at September 30, 2012	7,601	$6
Granted	3,856	$7
Vested	(2,906)	$6
Forfeited	(884)	$6

Nonvested at September 30, 2013	7,667	$7

         During the fiscal years ended September 30, 2013, 2012, and 2011, the total fair values of options vested were $17.4 million, $17.2 million, and $18.0 million, respectively. Expected future compensation expense relating to the 7.7 million nonvested options outstanding as of September 30, 2013 is $35.8 million, which will be recognized over a weighted average period of 2.4 years.

    Restricted Stock and Restricted Stock Units

         Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years. During the fiscal years ended September 30, 2013, 2012, and 2011, the Company recorded restricted stock expense of $12.1 million, $9.0 million, and $8.5 million, respectively.

         A summary of the status of the Company's restricted shares as of September 30, 2013 and changes during the fiscal year ended September 30, 2013 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(000's)
Nonvested at September 30, 2012	1,058	$34
Granted	448	$44
Vested	(318)	$30
Forfeited	(65)	$37

Nonvested at September 30, 2013	1,123	$39

         During the fiscal years ended September 30, 2013, 2012, and 2011, the total fair values of restricted shares vested were $9.7 million, $6.1 million, and $7.3 million, respectively. Expected future compensation expense relating to the 1.1 million restricted shares outstanding as of September 30, 2013 is $19.3 million, which will be recognized over a weighted average period of 1.5 years.

    Performance Stock Units

         Beginning in fiscal 2012, performance stock units were granted to certain executive employees under the Plan, which represent Common Stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from 0 percent to 150 percent of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's Common Stock and the compensation expense associated with nonvested performance stock units is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2013 and 2012, the Company recognized $3.7 million and $1.5 million of compensation expense, respectively, related to these performance stock units.

    Employee Stock Purchase Plan

         The AmerisourceBergen Corporation Employee Stock Purchase Plan provides for an aggregate of 4,000,000 shares of Common Stock that may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). The participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company's Common Stock at a price equal to 95% of the fair market value of the stock on the last business day of each six-month purchase period. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2013, 2012, and 2011, the Company acquired 93,813 shares, 113,692 shares, and 106,959 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2013, the Company has withheld $1.1 million from eligible employees for the purchase of additional shares of Common Stock.

Note 10. Leases and Other Commitments

         At September 30, 2013, future minimum payments totaling $284.0 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2014 — $54.5 million; 2015 — $49.2 million; 2016 — $42.3 million; 2017 — $32.3 million; 2018 — $29.7 million; and thereafter — $76.0 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $79.6 million in fiscal 2013, $65.3 million in fiscal 2012, and $53.3 million in fiscal 2011.

         The Company has commitments to purchase product from influenza vaccine manufacturers through the 2014/2015 flu season. The Company is required to purchase doses at prices it believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $36.9 million as of September 30, 2013.

         The Company outsources to IBM Global Services ("IBM") a significant portion of its corporate and AmerisourceBergen Drug Corporation information technology activities. The remaining commitment under the Company's ten-year arrangement, as amended, which expires in June 2015, is approximately $54.1 million as of September 30, 2013, of which $31.3 million represents the Company's commitment in fiscal 2014.

Note 11. Employee Severance, Litigation and Other

         The following table illustrates the charges incurred by the Company relating to employee severance, litigation and other for the three fiscal years ended September 30, 2013 (in thousands):

	2013	2012	2011
Employee severance	$491	$33,040	$4,382
Litigation costs	—	—	16,000
Deal-related transaction costs	22,976	11,100	3,185

Total employee severance, litigation and other	$23,467	$44,140	$23,567

         During fiscal 2011, the Company introduced its Energiz program, which encompassed a combination of initiatives, to maximize salesforce productivity, improve customer contractual compliance, and drive efficiency by linking the Company's information technology capabilities more effectively with its operations. In connection with the Energiz program, which the Company completed as of September 30, 2011, the Company terminated 103 employees and incurred $4.4 million of severance costs. Additionally, in fiscal 2011, the Company accrued $16.0 million related to a preliminary settlement agreement with respect to a qui tam litigation matter.

         During fiscal 2012, the Company introduced a number of initiatives, some of which were made possible as a result of efficiencies gained through the implementation of the Company's enterprise resource planning system, to improve its operating efficiency across many of its businesses and certain administrative functions. In connection with these initiatives, the Company recorded $33.0 million of employee severance and other related costs in fiscal 2012. Other costs included an estimated $10.3 million liability to exit the Company's participation in a multi-employer pension plan resulting from a distribution facility closure in fiscal 2013. Through September 30, 2013, a total of 314 employees were severed relating to the fiscal 2012 initiatives.

         During fiscal 2013, the Company incurred $23.0 million of deal-related transaction costs (primarily related to professional fees with respect to the Walgreens and Alliance Boots transaction) and $0.5 million of employee severance and other related costs. During fiscal 2012, the Company incurred $11.1 million of deal-related transaction costs in connection with business combinations.

         Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.

         The following table displays the activity recorded within accrued expenses and other from September 30, 2011 to September 30, 2013 related to the matters discussed above (in thousands):

	Employee Severance	Litigation and Other	Total
Balance as of September 30, 2011	$3,610	$20,290	$23,900
Expense recorded during the period	33,040	11,100	44,140
Payments made during the period	(5,668)	(13,537)	(19,205)

Balance as of September 30, 2012	30,982	17,853	48,835
Expense recorded during the period	491	22,976	23,467
Payments made during the period	(15,671)	(39,597)	(55,268)

Balance as of September 30, 2013	$15,802	$1,232	$17,034

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

    Qui Tam

         The qui tam provisions of the federal civil False Claims Act and various state and local civil False Claims Acts permit a private person, known as a "relator" or whistleblower, to file civil actions under these statutes on behalf of the federal, state and local governments. Such cases may involve allegations around the marketing, sale and/or purchase of pharmaceutical products. Qui tam complaints are initially filed by the relator under seal (or on a confidential basis) and the filing of the complaint imposes obligations on government authorities to investigate the allegations in the complaint and to determine whether or not to intervene in the action. Qui tam complaints remain sealed until the court in which the case was filed orders otherwise.

         The Company has learned that there are filings in one or more federal district courts, including a qui tam complaint filed by one of its former employees, that are under seal and may involve allegations against the Company (and/or subsidiaries or businesses of the Company, including its group purchasing organization for oncologists and its oncology distribution business) relating to its distribution of certain pharmaceutical products to providers. The Company and ABSG have also received subpoenas from the United States Attorney's Office for the Eastern District of New York ("USAO") requesting production of documents and information relating to ABSG's oncology distribution center and pharmacy in Dothan, Alabama, its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related to one or more of the qui tam actions that remain under seal. The Company is in the process of responding to the subpoenas and is cooperating fully with the USAO. The Company cannot predict the outcome of any pending action in which any AmerisourceBergen entity is or may become a defendant.

    Subpoenas from United States Attorney's Offices

         In fiscal 2012, the Company's subsidiary, ABDC, received a subpoena from the United States Attorney's Office in New Jersey (the "USAO") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. In addition to requesting information on ABDC's diversion control program generally, the subpoenas also request documents concerning specific customers' purchases of controlled substances. ABDC has responded to the subpoenas and is cooperating fully with the USAO and the DEA. On August 30, 2013, ABDC received a second subpoena from the USAO requesting additional information related to the documents produced in response to the first subpoena, as well as information regarding additional specific customers' purchases of controlled substances. The Company cannot predict the outcome of this matter.

         In fiscal 2013, the Company or ABDC has also received similar subpoenas from the United States Attorney's Office in the District of Kansas and the United States Attorney's Office in the Northern District of Ohio in connection with grand jury proceedings requesting documents in concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific and industrial purposes. As in the New Jersey matter described above, in addition to requesting information on ABDC's diversion control program generally, the subpoenas also request documents concerning specific customers' purchases of controlled substances. The Company is in the process of responding to the subpoenas and cannot predict the outcome of these matters.

    West Virginia Complaint

         On June 26, 2012, the Attorney General of the State of West Virginia ("West Virginia") filed a complaint (the "Complaint") in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants' alleged conduct. On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. On August 27, 2012, West Virginia filed a Motion to Remand, to which J.M. Smith Corporate d/b/a Smith Drug Company, joined by all other defendants, filed a reply. On March 27, 2013, the Court granted West Virginia's Motion to Remand and West Virginia notified the parties that they intend to file an amended complaint. The parties are currently litigating certain procedural matters relating to discovery request. The Company cannot predict the outcome of this matter.

Note 13. Litigation Settlements

    Antitrust Settlements

         Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.

The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2013, 2012, and 2011, the Company recognized gains of $22.9 million, $14.8 million, and $2.1 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company's consolidated statements of operations.

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

         The Company's use of the terms "specialty" and "specialty pharmaceutical products" refers to drugs used to treat complex diseases, such as cancer, diabetes, and multiple sclerosis. Specialty pharmaceutical products are part of complex treatment regimens for serious conditions and diseases that generally require ongoing clinical monitoring. The Company believes the terms "specialty" and "specialty pharmaceutical products" are used consistently by industry participants and its competitors. However, the Company cannot be certain that other distributors of specialty products define these and other similar terms in exactly the same manner as the Company does.

         Both ABDC and ABSG distribute specialty drugs to their customers, with the principal difference between these two operating segments being that ABSG operates distribution facilities that focus primarily on complex disease treatment regimens. Therefore, a product distributed from one of ABSG's distribution facilities results in revenue reported under ABSG, and a product distributed from one of ABDC's distribution centers results in revenue reported under ABDC. Essentially, all of ABSG's sales consist of specialty pharmaceutical products. ABDC sales of specialty pharmaceutical products are a relatively small component of its overall revenue.

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

         The following tables illustrate reportable segment information for the periods indicated (in thousands):

	Revenue
Fiscal year ended September 30,	2013	2012	2011
Pharmaceutical Distribution	$86,387,950	$76,940,544	$78,444,933
Other	1,763,549	1,324,744	302,012
Intersegment eliminations	(192,332)	(184,482)	(51,286)

Revenue	$87,959,167	$78,080,806	$78,695,659

         Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution segment.

	Operating Income
Fiscal year ended September 30,	2013	2012	2011
Pharmaceutical Distribution	$919,455	$1,275,636	$1,184,673
Other	92,466	72,119	28,414
Warrants	(90,055)	—	—
Employee severance, litigation and other	(23,467)	(44,140)	(23,567)

Operating income	898,399	1,303,615	1,189,520
Other loss (income)	44	(5,827)	(4,617)
Interest expense, net	73,897	92,569	76,148

Income from continuing operations before income taxes	$824,458	$1,216,873	$1,117,989

         Segment operating income is evaluated before Warrant expense; employee severance, litigation and other; other loss (income); and interest expense, net. All corporate office expenses are allocated to the operating segments within Pharmaceutical Distribution and Other.

	Assets
At September 30,	2013	2012
Pharmaceutical Distribution	$17,589,320	$13,429,646
Other	1,329,318	1,349,757
Assets held for sale	—	662,853

Total assets	$18,918,638	$15,442,256

	Depreciation & Amortization
Fiscal year ended September 30,	2013	2012	2011
Pharmaceutical Distribution	$116,672	$106,028	$90,005
Other	45,514	28,347	11,357

Total depreciation and amortization	$162,186	$134,375	$101,362

         Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items which are included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2013	2012	2011
Pharmaceutical Distribution	$172,549	$85,980	$143,584
Other	29,901	47,312	12,558

Total capital expenditures	$202,450	$133,292	$156,142

Note 15. Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable at September 30, 2013 and 2012 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had no investments in money market accounts as of September 30, 2013. The Company had $230.0 million of investments in money market accounts as of September 30, 2012. The fair values of the money market accounts were determined on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs. The recorded amount of debt (see Note 6) and the corresponding fair value as of September 30, 2013 were $1,396.6 million and $1,502.0 million, respectively. The recorded amount of debt and the corresponding fair value as of September 30, 2012 were $1,395.9 million and $1,584.7 million, respectively. The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

Note 16. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In thousands, except per share amounts)
Revenue	$21,059,811	$20,523,668	$21,906,648	$24,469,040	$87,959,167
Gross profit (a)	$660,828	$716,989	$562,450	$567,552	$2,507,819
Distribution, selling and administrative expenses, depreciation, and amortization	359,384	363,404	372,311	400,799	1,495,898
Warrants	—	3,761	35,815	50,479	90,055
Employee severance, litigation and other	2,004	(299)	19,678	2,084	23,467

Operating income	$299,440	$350,123	$134,646	$114,190	$898,399
Income from continuing operations	$174,621	$204,143	$64,110	$50,561	$493,435
(Loss) income from discontinued operations, net of tax (b)	(6,010)	(158,509)	104,329	462	(59,728)

Net income	$168,611	$45,634	$168,439	$51,023	$433,707
Earnings per share from continuing operations:
Basic	$0.75	$0.89	$0.28	$0.22	$2.14
Diluted	$0.74	$0.87	$0.27	$0.22	$2.10
Earnings per share:
Basic	$0.73	$0.20	$0.73	$0.22	$1.88
Diluted	$0.71	$0.19	$0.71	$0.22	$1.84

(a)
The first, second, third and fourth quarters of 2013 include gains of $12.3 million, $3.5 million, $6.0 million, and $1.1 million, respectively, from antitrust litigation settlements. The first, second, third, and fourth quarters of 2013 include a LIFO charge of $1.1 million, a LIFO credit of $0.2 million, a LIFO charge of $122.1 million, and a LIFO charge of $154.0 million, respectively.

(b)
Includes (loss) income from AB and ABCC, both of which were divested in May 2013 (see Note 3).

	Fiscal Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In thousands, except per share amounts)
Revenue	$19,981,185	$19,708,371	$19,326,807	$19,064,443	$78,080,806
Gross profit (a)	$573,262	$679,741	$667,866	$713,817	$2,634,686
Distribution, selling and administrative expenses, depreciation and amortization	286,300	293,654	339,345	367,632	1,286,931
Employee severance, litigation and other	3,559	9,027	4,135	27,419	44,140

Operating income	$283,403	$377,060	$324,386	$318,766	$1,303,615
Income from continuing operations	$161,592	$219,143	$190,177	$190,449	$761,361
Income (loss) from discontinued operations, net of tax (b)	524	(7,038)	(8,906)	(26,955)	(42,375)

Net income	$162,116	$212,105	$181,271	$163,494	$718,986
Earnings per share from continuing operations:
Basic	$0.63	$0.85	$0.75	$0.78	$3.01
Diluted	$0.61	$0.84	$0.74	$0.77	$2.96
Earnings per share:
Basic	$0.63	$0.82	$0.72	$0.67	$2.84
Diluted	$0.62	$0.81	$0.71	$0.66	$2.80

(a)
The fourth quarter of fiscal 2012 includes a gain of $14.8 million from antitrust litigation settlements.

(b)
Includes income (loss) from AB and ABCC, both of which were classified as discontinued operations.

Note 17. Subsequent Event

    Dividend Increase

         In November 2013, the Company's board of directors increased the quarterly dividend paid on Common Stock by 12% and declared a regular quarterly cash dividend of $0.235 payable on December 2, 2013 to shareholders of record on November 18, 2013.

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

Changes in Internal Control over Financial Reporting

         There were no changes during the fiscal quarter ended September 30, 2013 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

         AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of AmerisourceBergen Corporation

         We have audited internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 Framework (the COSO criteria). AmerisourceBergen Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

         In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013 and our report dated November 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 26, 2013

ITEM 9B.    OTHER INFORMATION

         None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2014 Annual Meeting of stockholders (the "2014 Proxy Statement") including information under "Election of Directors," "Additional Information about the Directors, the Board and the Board Committees," "Codes of Ethics," "Audit Matters," and "Section 16 (a) Beneficial Reporting Compliance," is incorporated herein by reference. We will file the 2014 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

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

ITEM 11.    EXECUTIVE COMPENSATION

         Information contained in the 2014 Proxy Statement, including information appearing under "Compensation Matters" and "Executive Compensation" in the 2014 Proxy Statement, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information contained in the 2014 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2014 Proxy Statement, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

         Information contained in the 2014 Proxy Statement, including information appearing under "Additional Information about the Directors, the Board, and the Board Committees," "Corporate Governance," "Agreements with Employees" and "Certain Transactions" in the 2014 Proxy Statement, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information contained in the 2014 Proxy Statement, including information appearing under "Audit Matters" in the 2014 Proxy Statement, is incorporated herein by reference.

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

(a) (3) List of Exhibits.*

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment dated as of March 4, 2010, as amended by the Certificate of Amendment dated as of February 7, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
3.2	Amended and Restated Bylaws of the Registrant, as of February 17, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 22, 2011).
4.1
Indenture, dated as of September 14, 2005, between the Registrant and The Bank of New York Mellon (formerly known as The Bank of New York), as successor as trustee to J.P. Morgan Trust Company, National Association, as trustee, related to the Registrant's 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
4.2	Form of 5 7/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
4.3
Indenture, dated as of November 19, 2009, between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 23, 2009).
4.4
First Supplemental Indenture, dated as of November 19, 2009, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 4.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 23, 2009).
4.5
Form of 4.875% Senior Notes due 2019 (incorporated by reference to Exhibit A to First Supplemental Indenture, dated as of November 19, 2009, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 4.875% Senior Notes due 2019, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 23, 2009).
4.6
Second Supplemental Indenture, dated as of November 14, 2011, between the Registrant and U.S. Bank National Association, as trustee, related to Registrant's 3.500% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 14, 2011).
4.7
Form of 3.500% Senior Notes due 2021 (incorporated by reference to Exhibit A to Second Supplemental Indenture, dated as of November 14, 2011, between the Registrant and U.S. Bank National Association, as trustee, related to Registrant's 3.500% Senior Notes due 2021, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 23, 2009).
4.8	Warrant No. 1A issued to Walgreens Pharmacy Strategies, LLC on March 18, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
4.9	Warrant No. 1B issued to Alliance Boots Luxembourg S.à.r.l. on March 18, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
4.10	Warrant No. 2A issued to Walgreens Pharmacy Strategies, LLC on March 18, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
4.11	Warrant No. 2B issued to Alliance Boots Luxembourg S.à.r.l. on March 18, 2013 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
10.1
Framework Agreement, dated as of March 18, 2013, by and among AmerisourceBergen Corporation, Walgreen Co. and Alliance Boots GmbH (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
10.2
Shareholders Agreement, dated as of March 18, 2013, by and among AmerisourceBergen Corporation, Walgreen Co. and Alliance Boots GmbH (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
‡10.3	AmeriSource Master Pension Plan (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 of AmeriSource Health Corporation, Registration No. 33-27835, filed March 29, 1989).
‡10.4
AmerisourceBergen Drug Corporation Supplemental Retirement Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
‡10.5
AmerisourceBergen Corporation 2001 Non-Employee Directors' Stock Option Plan, as amended as of November 9, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
‡10.6
AmerisourceBergen Corporation 2001 Restricted Stock Plan, as amended and restated as of November 12, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

Exhibit Number	Description
‡10.7	AmerisourceBergen Corporation 2001 Deferred Compensation Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
‡10.8
AmerisourceBergen Corporation Supplemental 401(k) Plan, as amended and restated as of November 24, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
‡10.9
AmerisourceBergen Corporation Equity Incentive Plan, as amended and restated as of January 1, 2011(incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 25, 2013).
‡10.10	Form of Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan.
‡10.11	Form of Restricted Stock Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan.
‡10.12	Form of Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan.
‡10.13	Form of Performance-Based Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan.
‡10.14
AmerisourceBergen Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
‡10.15
AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, as amended as of May 16, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013).
‡10.16
Employment Agreement, dated as of February 1, 2010, between the Registrant and June Barry (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2010).
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
‡10.20	Stock Option Award to Steven H. Collis, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 9, 2013).
‡10.21	Restricted Stock Award to Steven H. Collis, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on August 9, 2013).
‡10.22
Employment Agreement, dated as of April 8, 2010, between the Registrant and James D. Frary (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
‡10.23
Employment Agreement, dated as of May 10, 2012, between the Registrant and Tim G. Guttman (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
‡10.24
Employment Agreement, dated as of November 26, 2010, between the Registrant and Peyton R. Howell (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
‡10.25
Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Registrant and David W. Neu (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
‡10.26
Letter Agreement, dated January 7, 2009, between the Registrant and David W. Neu (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
10.27
Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as originator, and AmeriSource Receivables Financial Corporation, as buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

Exhibit Number	Description
10.28	First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between Amerisource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation as originator (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2010).
10.29
Second Amendment to Receivables Sales Agreement, dated as of April 28, 2011, between Amerisource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.30
Third Amendment to Receivables Sale Agreement, dated as of October 28, 2011, between Amerisource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).
10.31
Amended and Restated Receivables Purchase Agreement, dated as of April 29, 2010, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the various purchaser groups party thereto, and Bank of America, National Association, as administrator (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010).
10.32
First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of April 28, 2011, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and Bank of America, National Association, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.33
Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 28, 2011, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, servicer, the purchaser agents and purchasers party thereto, and Bank of America, National Association, as administrator (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).
10.34
Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 16, 2012, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and Bank of America, National Association, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2012).
10.35
Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of January 16, 2013, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on January 17, 2013).
10.36
Fifth Amendment and Restated Receivables Purchase Agreement, dated as of June 28, 2013, among Amerisource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 3, 2013).
10.37
Amended and Restated Performance Undertaking, dated as of December 2, 2004, executed by the Registrant, as performance guarantor, in favor of Amerisource Receivables Financial Corporation, as recipient (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
10.38
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.39
Credit Agreement, dated as of March 18, 2011, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2011).
10.40
Amendment and Restatement Agreement, dated as of October 28, 2011, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).

Exhibit Number	Description
10.41	Second Amendment and Restatement Agreement, dated as of November 20, 2012, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 27, 2012).
10.42
Third Amendment and Restatement Agreement, dated as of July 9, 2013, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 12, 2013).
10.43
Revolving Credit Note, dated as of March 8, 2013, between AmerisourceBergen Corporation and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
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
101
Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

AMERISOURCEBERGEN CORPORATION
Date: November 26, 2013	By:	/s/ STEVEN H. COLLIS Steven H. Collis President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 26, 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS Steven H. Collis	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ TIM G. GUTTMAN Tim G. Guttman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ LAZARUS KRIKORIAN Lazarus Krikorian	Vice President and Corporate Controller
/s/ RICHARD C. GOZON Richard C. Gozon	Director and Chairman
/s/ DOUGLAS R. CONANT Douglas R. Conant	Director
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	Director
/s/ LON R. GREENBERG Lon R. Greenberg	Director
/s/ EDWARD E. HAGENLOCKER Edward E. Hagenlocker	Director
/s/ JANE E. HENNEY, M.D. Jane E. Henney, M.D.	Director
/s/ KATHLEEN W. HYLE Kathleen W. Hyle	Director
/s/ MICHAEL J. LONG Michael J. Long	Director
/s/ HENRY W. MCGEE Henry W. McGee	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions- Describe (3)	Balance at End of Period
	(In thousands)
Year Ended September 30, 2013
Allowance for doubtful accounts	$85,741	$20,118	$—	$(23,479)	$82,380

Year Ended September 30, 2012
Allowance for doubtful accounts	$88,833	$23,058	$—	$(26,150)	$85,741

Year Ended September 30, 2011
Allowance for doubtful accounts	$93,849	$37,878	$62	$(42,956)	$88,833

(1)
Represents the provision for doubtful accounts.

(2)
Represents the aggregate allowances of acquired entities at the respective acquisition dates.

(3)
Represents accounts written off during year, net of recoveries.