Form 10-Q
period 2013-12-31
AMERISOURCEBERGEN CORP
filed 2014-02-07
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  December 31, 2013

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2014 was  229,201,153.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands, except share and per share data)	2013	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$347,465	$1,231,006
Accounts receivable, less allowances for returns and doubtful accounts: $351,241 at December 31, 2013 and $358,161 at September 30, 2013	6,214,193	6,051,920
Merchandise inventories	8,602,809	6,981,494
Prepaid expenses and other	63,878	129,231
Total current assets	15,228,345	14,393,651
Property and equipment, at cost:
Land	37,538	37,538
Buildings and improvements	328,883	324,150
Machinery, equipment and other	1,161,160	1,109,731
Total property and equipment	1,527,581	1,471,419
Less accumulated depreciation	(703,476)	(667,858)
Property and equipment, net	824,105	803,561

Goodwill and other intangible assets	3,501,341	3,499,713
Other assets	242,304	221,713
TOTAL ASSETS	$19,796,095	$18,918,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,858,659	$13,335,792
Accrued expenses and other	533,090	532,564
Short-term debt	423,000	—
Deferred income taxes	1,014,149	1,002,279
Total current liabilities	15,828,898	14,870,635

Long-term debt	1,396,776	1,396,606
Other liabilities	322,619	331,652

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 268,571,263 shares and 230,492,510 shares at December 31, 2013, respectively, and 267,789,992 shares and 229,994,216 shares at September 30, 2013, respectively	2,686	2,678
Additional paid-in capital	2,327,268	2,360,992
Retained earnings	1,495,432	1,508,414
Accumulated other comprehensive loss	(41,076)	(35,483)
Treasury stock, at cost: 38,078,753 shares at December 31, 2013 and 37,795,776 shares at September 30, 2013	(1,536,508)	(1,516,856)
Total stockholders’ equity	2,247,802	2,319,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,796,095	$18,918,638

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2013	2012

Revenue	$29,176,362	$21,059,811
Cost of goods sold	28,488,137	20,398,983
Gross profit	688,225	660,828
Operating expenses:
Distribution, selling, and administrative	364,060	320,700
Depreciation	37,319	31,873
Amortization	6,631	6,811
Warrants	116,297	—
Employee severance, litigation and other	4,302	2,004
Operating income	159,616	299,440
Other income	(597)	(23)
Interest expense, net	18,832	18,525
Income from continuing operations before income taxes	141,381	280,938
Income taxes	92,450	106,317
Income from continuing operations	48,931	174,621
Loss from discontinued operations, net of income taxes	(7,546)	(6,010)
Net income	$41,385	$168,611

Earnings per share:
Basic earnings per share:
Continuing operations	$0.21	$0.75
Discontinued operations	(0.03)	(0.03)
Rounding	—	0.01
Total	$0.18	$0.73
Diluted earnings per share:
Continuing operations	$0.21	$0.74
Discontinued operations	(0.03)	(0.03)
Rounding	(0.01)	—
Total	$0.17	$0.71

Weighted average common shares outstanding:
Basic	230,277	232,361
Diluted	237,012	235,992

Cash dividends declared per share of common stock	$0.235	$0.21

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	December 31
(in thousands)	2013	2012
Net income	$41,385	$168,611
Other comprehensive (loss) income:
Net change in foreign currency translation adjustments	(5,442)	(2,772)
Other	(151)	27
Total other comprehensive loss	(5,593)	(2,745)
Total comprehensive income	$35,792	$165,866

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
(in thousands)	2013	2012

OPERATING ACTIVITIES
Net income	$41,385	$168,611
Loss from discontinued operations	7,546	6,010
Income from continuing operations	48,931	174,621
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation, including amounts charged to cost of goods sold	37,887	33,594
Amortization, including amounts charged to interest expense	7,823	7,963
Provision (benefit) for doubtful accounts	1,688	(562)
Provision for deferred income taxes	2,396	15,727
Warrants	116,297	—
Share-based compensation	11,226	9,326
Other	(2,675)	531
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(159,120)	(429,125)
Merchandise inventories	(1,626,618)	(295,938)
Prepaid expenses and other assets	43,659	14,673
Accounts payable, accrued expenses, and income taxes	523,117	211,423
Other liabilities	(708)	839
Net cash used in operating activities - continuing operations	(996,097)	(256,928)
Net cash (used in) provided by operating activities - discontinued operations	(7,546)	15,221
NET CASH USED IN OPERATING ACTIVITIES	(1,003,643)	(241,707)
INVESTING ACTIVITIES
Capital expenditures	(59,183)	(56,286)
Cost of acquired companies, net of cash acquired	(9,103)	—
Other	83	23
Net cash used in investing activities - continuing operations	(68,203)	(56,263)
Net cash used in investing activities - discontinued operations	—	(5,116)
NET CASH USED IN INVESTING ACTIVITIES	(68,203)	(61,379)
FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	522,500	796,000
Repayments under revolving and securitization credit facilities	(99,500)	(796,000)
Purchases of common stock	(19,652)	(284,691)
Exercises of stock options, including excess tax benefits of $11,631 and $8,632 in fiscal 2014 and 2013, respectively	32,326	39,750
Cash dividends on common stock	(54,367)	(49,595)
Purchases of capped call options	(192,995)	—
Debt issuance costs and other	(7)	(1,090)
Net cash provided by (used in) financing activities - continuing operations	188,305	(295,626)
Net cash used in financing activities - discontinued operations	—	(50,492)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	188,305	(346,118)

DECREASE IN CASH AND CASH EQUIVALENTS	(883,541)	(649,204)
Cash and cash equivalents at beginning of period	1,231,006	1,066,608
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$347,465	$417,404

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2013 and the results of operations and cash flows for the interim periods ended December 31, 2013 and 2012 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts.

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Note 2.  Discontinued Operations

In May 2013, the Company completed the divestiture of its packaging and clinical trials services business, AndersonBrecon (“AB”), and AmerisourceBergen Canada Corporation (“ABCC”).  The Company has classified AB and ABCC’s operating results, net of tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented.  Prior to being classified within discontinued operations, AB was included in Other and ABCC was included in Pharmaceutical Distribution for segment reporting.  AB and ABCC’s revenue and loss before income taxes were as follows:

	Three months ended December 31,
(in thousands)	2013	2012
Revenue	$—	$474,230
Loss before income taxes	$(7,546)	$(2,053)

The loss before income taxes in the three months ended December 31, 2013 includes the impact of a final purchase price working capital adjustment related to the divestiture of ABCC.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of December 31, 2013, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $55.2 million ($38.9 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $8.8 million of interest and penalties, which the Company records in income tax expense.  During the three months ended December 31, 2013, unrecognized tax benefits decreased by $0.2 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $6.3 million.

In March 2013, the Company issued Warrants (as defined in Note 6) in connection with various agreements and arrangements with Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”).  As of the date of issuance, the Warrants were valued at $242.4 million, which approximates the amount that will be deductible for income tax purposes.  The fair value of the Warrants as of December 31, 2013 was $895.2 million.  The excess of the fair value as of December 31, 2013 over the initial value of $242.4 million is not tax deductible.  As a result, the Company’s current effective income tax rate, which includes the impact of the Warrants, is higher than its historical rate.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2013 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2013	$2,400,926	$544,044	$2,944,970
Goodwill recognized in connection with acquisition	—	5,515	5,515
Foreign currency translation	—	(626)	(626)
Goodwill at December 31, 2013	$2,400,926	$548,933	$2,949,859

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	December 31, 2013			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$343,822	$—	$343,822	$343,892	$—	$343,892
Finite-lived intangibles:
Customer relationships	268,592	(85,319)	183,273	265,810	(80,767)	185,043
Other	69,861	(45,474)	24,387	69,350	(43,542)	25,808
Total other intangible assets	$682,275	$(130,793)	$551,482	$679,052	$(124,309)	$554,743

Amortization expense for other intangible assets was $6.6 million and $6.8 million in the three months ended December 31, 2013 and 2012, respectively.  Amortization expense for other intangible assets is estimated to be $26.0 million in fiscal 2014, $22.2 million in fiscal 2015, $21.3 million in fiscal 2016, $17.6 million in fiscal 2017, $15.3 million in fiscal 2018, and $111.9 million thereafter.

Note 5.  Debt

Debt consisted of the following (in thousands):

	December 31,	September 30,
	2013	2013

Receivables securitization facility due 2016	$300,000	$—
Multi-currency revolving credit facility due 2018	78,000	—
Revolving credit note	45,000	—
$500,000, 5 7/8% senior notes due 2015	499,444	499,377
$400,000, 4 7/8% senior notes due 2019	397,881	397,803
$500,000, 3 1/2% senior notes due 2021	499,451	499,426
Total debt	$1,819,776	$1,396,606

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility, which is scheduled to expire in July 2018 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 68 basis points to 130 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee at December 31, 2013).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at December 31, 2013).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

on, among other things, indebtedness of excluded subsidiaries and asset sales, with which the Company was compliant as of December 31, 2013.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at December 31, 2013.

The Company has a $950 million receivables securitization facility (“Receivables Securitization Facility”), which is scheduled to expire in June 2016.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  During December 2013, the Company increased the availability of the Receivables Securitization Facility by $250 million under the accordion feature.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2013.

The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note (“Revolving Credit Note”).  The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $45 million at any time outstanding.

Note 6.  Stockholders’ Equity and Earnings per Share

In November 2013, the Company’s board of directors increased the quarterly cash dividend by 12% from $0.21 per share to $0.235 per share.

In November 2012, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the three months ended December 31, 2013, the Company purchased 0.3 million shares of its common stock for a total of $19.6 million.  The Company had $343.4 million of availability remaining under this share repurchase program as of December 31, 2013.  In August 2013, the Company’s board of directors authorized a new program allowing the Company to purchase up to an additional $750 million of its outstanding shares of common stock, subject to market conditions.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company valued these Warrants as of March 18, 2013 (date of issuance) and revised the valuation each subsequent quarter.  As of December 31, 2013, the Warrants with an exercise price of $51.50 were valued at $19.49 per share and the Warrants with an exercise price of $52.50 were valued at $19.95 per share.  In total, the Warrants were valued at $895.2 million as of December 31, 2013.  Refer to “Critical Accounting Policies and Estimates — Warrants” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for a more detailed description of the accounting for the Warrants.

The Company intends to mitigate the potentially dilutive effect that the exercise of the Warrants could have by hedging a portion of its future obligation to deliver common stock with a financial institution and repurchasing additional shares of its common stock for the Company’s own account over time.  In June 2013, the Company commenced its hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer capped call option transactions (“Capped Calls”).  The Capped Calls give the Company the right to buy 60% of the shares of its common stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and assuming the Company’s future share price does not exceed the “cap” price in the Capped Calls.  If the Company’s share price exceeds the “cap” price in the Capped Calls at the time the Warrants are exercised, the number of shares that will be delivered to the Company under the Capped Calls will be reduced, and accordingly, will cover less than 60% of the shares of common stock subject to the Warrants.

Through September 30, 2013, the Company purchased Capped Calls on 15.3 million shares of its common stock for a total premium of $163.4 million.  During the three months ended December 31, 2013, the Company purchased Capped Calls on an additional 11.3 million shares of its common stock for a total premium of $193.5 million.  The Capped Calls permit the Company to acquire shares of its common stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017.  The Capped Calls permit net share settlement, which is limited by caps on the market price of the Company’s common stock.  The Company has accounted for the Capped Calls as equity contracts and therefore, the above premiums were recorded as a reduction to paid-in capital.

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

	Three months ended
	December 31,
(in thousands)	2013	2012
Weighted average common shares outstanding - basic	230,277	232,361
Dilutive effect of stock options, restricted stock, and restricted stock units	5,106	3,631
Dilutive effect of Warrants	1,629	—
Weighted average common shares outstanding - diluted	237,012	235,992

The potentially dilutive stock options that were antidilutive for the three months ended December 31, 2013 and 2012 were 1.2 million and 1.9 million, respectively.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has learned that there are filings in one or more federal district courts, including a qui tam complaint filed by one of its former employees, that are under seal and may involve allegations against the Company (and/or subsidiaries or businesses of the Company, including its group purchasing organization for oncologists and its oncology distribution business) relating to its distribution of certain pharmaceutical products to providers. The Company and AmerisourceBergen Specialty Group (“ABSG”) have also received subpoenas from the United States Attorney’s Office for the Eastern District of New York (“USAO”) requesting production of documents and information relating to ABSG’s oncology distribution center and former pharmacy in Dothan, Alabama, its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related to one or more of the qui tam actions that remain under seal. The Company is in the process of responding to the subpoenas and is cooperating fully with the USAO. The Company cannot predict the outcome of any pending action in which any AmerisourceBergen entity is or may become a defendant.

Subpoenas from United States Attorney’s Offices

In fiscal 2012, the Company’s subsidiary, AmerisourceBergen Drug Corporation (“ABDC”), received a subpoena from the United States Attorney’s Office in New Jersey (the “USAO”) in connection with a grand jury proceeding requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration (“DEA”) in connection with the matter. In addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request documents concerning specific customers’ purchases of controlled substances. ABDC has responded to the subpoenas and is cooperating fully with the USAO and the DEA. On August 30, 2013, ABDC received a second subpoena from the USAO requesting additional information related to the documents produced in response to the first subpoena, as well as information regarding additional specific customers’ purchases of controlled substances.  On December 31, 2013, ABDC received a third subpoena from the USAO requesting additional information related to electronically stored information.  The Company cannot predict the outcome of this matter.

In fiscal 2013, the Company or ABDC has also received similar subpoenas from the United States Attorney’s Office in the District of Kansas and the United States Attorney’s Office in the Northern District of Ohio in connection with grand jury proceedings requesting documents in concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific and industrial purposes. As in the New Jersey matter described above, in addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request documents concerning specific customers’ purchases of controlled substances. The Company is in the process of responding to the subpoenas and cannot predict the outcome of these matters.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

West Virginia Complaint

On June 26, 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed a complaint (the “Complaint”) in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants’ alleged conduct. On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. On August 27, 2012, West Virginia filed a Motion to Remand, to which J.M. Smith Corporate d/b/a Smith Drug Company, joined by all other defendants, filed a reply. On March 27, 2013, the Court granted West Virginia’s Motion to Remand and West Virginia notified the parties that they intended to file an amended complaint. In advance of filing an amended complaint, West Virginia served discovery requests and subsequently filed a motion to compel.  After responding to West Virginia’s motion to compel and oral argument, defendants were ordered to provide limited responses.  On January 2, 2014, West Virginia filed an amended complaint, which removed the claims for unjust enrichment, medical monitoring and antitrust violations.  The Company cannot predict the outcome of this matter.

Note 8.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  The Company recognized gains of $21.0 million and $12.3 million relating to the above-mentioned class action lawsuits in the three months ended December 2013 and 2012, respectively.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 9.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term debt at December 31, 2013 and September 30, 2013 approximate fair value based upon the relatively short-term nature of these financial instruments.  The recorded amount of long-term debt and the corresponding fair value as of December 31, 2013 were $1,396.8 million and $1,489.7 million, respectively.  The recorded amount of long-term debt and the corresponding fair value as of September 30, 2013 were $1,396.6 million and $1,502.0 million, respectively.  The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers.  The Company’s operations are comprised of the Pharmaceutical Distribution reportable segment and Other.  The Pharmaceutical Distribution reportable segment consists of the AmerisourceBergen Drug Corporation (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”) operating segments.  Other consists of the AmerisourceBergen Consulting Services (“ABCS”) and World Courier Group, Inc. (“World Courier”) operating segments.

The following tables illustrate reportable segment information for the three months ended December 31, 2013 and 2012 (in thousands):

	Revenue
	Three months ended
	December 31,
	2013	2012
Pharmaceutical Distribution	$28,622,591	$20,599,048
Other	604,132	505,050
Intersegment eliminations	(50,361)	(44,287)
Revenue	$29,176,362	$21,059,811

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Operating Income
	Three months ended
	December 31,
	2013	2012
Pharmaceutical Distribution	$286,782	$266,677
Other	35,950	29,725
Total segment operating income	322,732	296,402
Gain on antitrust litigation settlements	21,023	12,308
LIFO expense	(57,582)	(1,167)
Acquisition related intangibles amortization	(5,958)	(6,099)
Warrant expense	(116,297)	—
Employee severance, litigation and other	(4,302)	(2,004)
Operating income	159,616	299,440
Other income	(597)	(23)
Interest expense, net	18,832	18,525
Income from continuing operations before income taxes	$141,381	$280,938

Segment operating income is evaluated by the chief operating decision maker for the Company before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; Warrant expense; employee severance, litigation and other; other income; and interest expense, net.  All corporate office expenses are allocated to ABDC and ABSG within the Pharmaceutical Distribution reportable segment and to ABCS and World Courier within Other.  Management believes that evaluating segment performance excluding the above items is meaningful because it provides insight with respect to operating results of the Company.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and co-pay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers.  World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.

Results of Operations

Revenue

	Three months ended
	December 31,
(dollars in thousands)	2013	2012	Change
Pharmaceutical Distribution	$28,622,591	$20,599,048	39.0%
Other	604,132	505,050	19.6%
Intersegment eliminations	(50,361)	(44,287)	13.7%
Revenue	$29,176,362	$21,059,811	38.5%

Revenue of $29.2 billion in the quarter ended December 31, 2013 increased 38.5% from the prior year quarter.  This increase was largely due to the revenue growth of Pharmaceutical Distribution and, to a lesser extent, the revenue growth of Other.

We currently expect our revenue in fiscal 2014 to increase between 30% and 34%.  Our expected growth rate is driven primarily by our distribution contract with Walgreen Co. (“Walgreens”), which became effective on September 1, 2013.  Fiscal 2014 will include eleven incremental months of brand drug distribution and the phase-in of generic drug distribution to Walgreens.  We are also forecasting a modest increase in revenue from the implementation of the Affordable Care Act.  Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 39.0% from the prior year quarter.  Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue.  These revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC’s facilities.  Total intrasegment revenues were $976.8 million and $863.8 million in the quarters ended December 31, 2013 and 2012, respectively.

ABDC’s revenue of $24.9 billion in the quarter ended December 31, 2013 increased 45.5%, or $7.8 billion, from the prior year quarter (before intrasegment eliminations).  The increase in ABDC’s revenue was primarily due to increased sales to Walgreens of $6.6 billion and increased sales to some of our other larger customers, including our largest pharmacy benefit manager (“PBM”) customer.  The increased sales were offset in part by a prior period loss of a food and drug group purchasing organization (“GPO”) customer, which resulted in a $0.4 billion decrease in the fiscal quarter ended December 31, 2013.

ABSG’s revenue of $4.7 billion in the quarter ended December 31, 2013 increased 8.2% from the prior year quarter (before intrasegment eliminations) primarily due to increased sales of certain specialty products and growth in its blood products, vaccine, and physician office distribution businesses.  The physician office distribution business continues to benefit from sales of an ophthalmology drug.  ABSG’s revenue growth was partially offset by a decline in sales to community oncology practices.  The majority of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.  Under federal sequestration legislation, Medicare physician reimbursement rates for Part B drugs were reduced on April 1, 2013.  Community oncologists and other specialty physicians that administer drugs under Medicare Part B continue to experience declining reimbursement rates for specialty pharmaceutical drugs.  As a result, some physician practices continue to consider consolidation or selling their businesses to hospitals.  While we service the needs of many hospitals, the continuing shift in this service channel has reduced community oncology revenue.  (Refer to Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for a more detailed description of this business risk.)  ABSG’s business may continue to be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians and anemia drugs.  Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in additional revenue reductions.

A number of our contracts with customers or GPOs are typically subject to expiration each year.  We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, or replaced.  During the quarter ended December 31, 2013, no significant contracts expired.  Over the next twelve months, there are no significant contracts scheduled to expire.

Other

Revenue in Other increased 19.6%, or $99.1 million from the prior year quarter primarily due to our TheraCom distribution business within ABCS, which benefited from the launch of two new products in the middle of the prior fiscal year, and increased revenue from World Courier.

Gross Profit

	Three months ended
	December 31,
(dollars in thousands)	2013	2012	Change
Pharmaceutical Distribution	$594,206	$528,134	12.5%
Other	130,578	121,553	7.4%
Gain on antitrust litigation settlements	21,023	12,308
LIFO expense	(57,582)	(1,167)
Gross profit	$688,225	$660,828	4.1%

Gross profit increased 4.1%, or $27.4 million, from the prior year quarter.

Pharmaceutical Distribution gross profit increased 12.5%, or $66.1 million, from the prior year quarter.  This increase was primarily due to the higher sales volume to Walgreens and the growth of our non-community oncology specialty distribution businesses.  This increase was offset, in part, by a prior period loss of a food and drug GPO customer.

As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.08% in the quarter ended December 31, 2013 decreased 48 basis points from the prior year quarter.  This decline was primarily due to a significant increase in lower margin brand business with Walgreens and some of our other larger customers, a prior period loss of a food and drug GPO customer, and competitive pressures on customer margins.

Gross profit in Other increased 7.4%, or $9.0 million, from the prior year quarter.  This increase was primarily due to higher revenue in TheraCom’s distribution business and World Courier.  As a percentage of revenue, gross profit margin in Other of 21.61% in the quarter ended December 31, 2013 decreased from 24.07% in the prior year quarter.  This decrease was primarily due to an increase in TheraCom’s distribution revenue, which has a lower gross profit margin in comparison to other businesses within Other.  This decrease was offset, in part, by an increase in the gross profit margin of World Courier.

We recognized gains of $21.0 million and $12.3 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarters ended December 31, 2013 and 2012, respectively.  The gains were recorded as reductions to cost of goods sold.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision.  The annual LIFO provision, which we estimate on a quarterly basis, is affected by expected changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.  Changes to any of the above factors can have a material impact to our annual LIFO provision.

Operating Expenses

	Three months ended
	December 31,
(dollars in thousands)	2013	2012	Change
Distribution, selling and administrative	$364,060	$320,700	13.5%
Depreciation and amortization	43,950	38,684	13.6%
Warrants	116,297	—
Employee severance, litigation and other	4,302	2,004
Total operating expenses	$528,609	$361,388	46.3%

Distribution, selling and administrative expenses increased 13.5%, or $43.4 million, from the prior year quarter, primarily due to the on-boarding of our distribution agreement with Walgreens.  More specifically, expenses relating to payroll, information technology and delivery were higher in the current year quarter.

Depreciation expense increased from the prior year quarter due to an increase in the amount of capital projects being depreciated.  Amortization expense was comparable to the prior year quarter.

Warrant expense was $116.3 million in the quarter ended December 31, 2013.  The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with Walgreens and Alliance Boots.  Future Warrant expense could fluctuate significantly.  (Refer to “Critical Accounting Policies and Estimates — Warrants” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for a more detailed description of the accounting for the Warrants.)

Employee severance, litigation and other for the quarter ended December 31, 2013 included $2.2 million of deal-related transaction costs and $2.1 million of employee severance and other costs.  Employee severance, litigation and other for the prior year quarter included $1.5 million of employee severance and other costs and $0.5 million of deal-related transaction costs.

As a percentage of revenue, operating expenses were 1.81% in the quarter ended December 31, 2013, an increase of 9 basis points from the prior year quarter.  This increase was due to the Warrant expense.  For the Pharmaceutical Distribution segment, as a percentage of revenue, operating expenses were down 20 basis points from the prior year quarter.

Operating Income

	Three months ended
	December 31,
(dollars in thousands)	2013	2012	Change
Pharmaceutical Distribution	$286,782	$266,677	7.5%
Other	35,950	29,725	20.9%
Total segment operating income	322,732	296,402	8.9%
Gain on antitrust litigation settlements	21,023	12,308
LIFO expense	(57,582)	(1,167)
Acquisition related intangibles amortization	(5,958)	(6,099)	-2.3%
Warrants	(116,297)	—
Employee severance, litigation and other	(4,302)	(2,004)
Operating income	$159,616	$299,440	-46.7%

Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; Warrant expense; and employee severance, litigation and other.

Pharmaceutical Distribution operating income increased 7.5%, or $20.1 million, from the prior year quarter, due to the increase in gross profit, offset in part by the increase in operating expenses.  As a percentage of revenue, Pharmaceutical Distribution operating income margin declined 29 basis points from the prior year quarter due to a significant increase in lower margin brand business with Walgreens and some of our other larger customers, and a prior period loss of a food and drug GPO customer.

Operating income in Other increased 20.9%, or $6.2 million, from the prior year quarter due primarily to the World Courier revenue increase.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended December 31, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$19,043	4.71%	$18,737	4.71%
Interest income	(211)	0.47%	(212)	0.33%
Interest expense, net	$18,832		$18,525

Interest expense was comparable to the prior year quarter.  The increase in variable rate debt outstanding as of December 31, 2013 did not have a significant impact on interest expense in the current quarter as the borrowings were made near the end of the quarter.

Income taxes in the quarter ended December 31, 2013 reflect an effective income tax rate of 65.4%, compared to 37.8% in the prior year quarter.  Our effective tax rate is higher in fiscal 2014 because a significant portion of the Warrant expense is not tax deductible.  Our future effective tax rate could fluctuate significantly depending upon the quarterly valuation of the Warrants for financial reporting purposes.  Excluding the impact of Warrant expense, we expect that our effective tax rate in fiscal 2014 will be in the low 38% range.

Income from continuing operations of $48.9 million in the quarter ended December 31, 2013 decreased 72.0% from the prior year quarter.  Diluted earnings per share from continuing operations of $0.21 in the quarter ended December 31, 2013 decreased 71.6% from $0.74 per share in the prior year quarter.

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of AndersonBrecon (“AB”) and AmerisourceBergen Canada Corporation (“ABCC”).

Liquidity and Capital Resources

The following table illustrates our debt structure at December 31, 2013, including availability under the multi-currency revolving credit facility, the receivables securitization facility and the revolving credit note (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 5 7/8% senior notes due 2015	$499,444	$—
$400,000, 4 7/8% senior notes due 2019	397,881	—
$500,000, 3 1/2% senior notes due 2021	499,451	—
Total fixed-rate debt	1,396,776	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2018	78,000	1,322,000
Receivables securitization facility due 2016	300,000	900,000
Revolving credit note	45,000	—
Total variable-rate debt	423,000	2,222,000
Total debt	$1,819,776	$2,222,000

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility and the revolving credit note provides us sufficient sources of capital to fund our working capital requirements.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which is scheduled to expire in July 2018, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 130 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee at December 31, 2013). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at December 31, 2013). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of December 31, 2013.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $700 million at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at December 31, 2013.

We have a $950 million receivables securitization facility (“Receivables Securitization Facility”), which is scheduled to expire in June 2016.  We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. During December 2013, we increased the availability of the Receivables Securitization Facility by $250 million under the accordion feature.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We pay an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, which we are compliant with as of December 31, 2013.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note (“Revolving Credit Note”).  The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $45 million at any time outstanding.

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

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities.  In November 2012, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the fiscal year ended September 30, 2013, we purchased $387.0 million of our common stock under the share repurchase program.  During the quarter ended December 31, 2013, we purchased $19.6 million of our common stock under the share repurchase program.  As of December 31, 2013, we had $343.4 million of availability remaining on the $750 million share repurchase program.  In August 2013, our board of directors approved a new program allowing us to purchase up to $750 million additional shares of our common stock, subject to market conditions.  We currently expect to purchase $500 million of our common stock in fiscal 2014, subject to market conditions.  Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

If Walgreens and/or Alliance Boots exercise their rights to purchase our common stock pursuant to the Warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.  We intend to mitigate the potentially dilutive effect that exercise of the Warrants could have by hedging a portion of our future obligation to deliver common stock with a financial institution and repurchasing additional shares of our common stock for our own account over time.  In June 2013, we commenced our hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer capped call transactions (“Capped Calls”).  The Capped Calls give us the right to buy 60% of the shares of our common stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and assuming our future share price does not exceed the “cap” price in the Capped Calls.  If our share price exceeds the “cap” price in the Capped Calls at the time the Warrants are exercised, the number of shares that will be delivered to us under the Capped Calls will be reduced, and accordingly, will cover less than 60% of the shares of common stock subject to the Warrants.  If our future share price at the exercise dates is lower than our breakeven share price, then our use of capital for the purchase of the Capped Calls would be ineffective.  To the extent the Capped Calls do not mitigate the dilutive effect of the Warrants, we intend to consider repurchasing additional shares of our common stock.  The amount of dilution that we would be able to mitigate will depend on the relative costs and benefits of such a transaction, considering factors such as:  our financial performance, the current and future share price of our common stock, our expected cash flows, competing priorities for capital, and overall market conditions.

As of December 31, 2013, we completed 98% of the hedge transaction (described above).  During the quarter ended December 31, 2013, we purchased Capped Calls on 11.3 million shares of our common stock for a total premium of $193.5 million, which included a $0.5 million increase to the accrued and unpaid hedge premium as of December 31, 2013, as compared to September 30, 2013.  We completed the hedge transaction in January 2014.

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

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  At December 31, 2013, we had $423.0 million of variable-rate debt outstanding.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at December 31, 2013.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $347.5 million in cash and cash equivalents at December 31, 2013.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the Euro, and the U.K. Pound Sterling.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.  We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.  As of December 31, 2013, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of the C$50.0 million note that we received in conjunction with the sale of ABCC in May 2013.

   Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to Walgreens and Alliance Boots (see Note 6).  As of December 31, 2013, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $37 million and a one percent change in volatility, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $14 million.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$2,144,405	$495,030	$603,375	$74,000	$972,000
Operating leases	283,300	54,719	90,762	62,472	75,347
Other commitments	108,218	63,273	44,945	—	—
Total	$2,535,923	$613,022	$739,082	$136,472	$1,047,347

We have commitments to purchase product from influenza vaccine manufacturers through the 2015/2016 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $50.3 million as of December 31, 2013, of which $25.2 million represents our commitment over the next twelve months, and are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities.  The remaining commitment under our 10-year arrangement, as amended, which expires in June 2015, is approximately $46.2 million as of December 31, 2013, of which $31.0 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above table.

Our liability for uncertain tax positions was $55.2 million (including interest and penalties) as of December 31, 2013.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the quarter ended December 31, 2013, our operating activities used $1.0 billion of cash in comparison to cash used of $241.7 million in the prior year quarter.  Cash used in operations during the quarter ended December 31, 2013 was principally the result of an increase in merchandise inventories of $1.6 billion and an increase in accounts receivable of $159.1 million, offset, in part, by income from continuing operations of $48.9 million, an increase in accounts payable, accrued expenses and income taxes of $523.1 million, and non-cash items of $174.6 million. Accounts receivable increased from September 30, 2013, reflecting the increased volume associated with our new Walgreens business.  We also increased our merchandise inventories at December 31, 2013 to support the increase in volume due to the new Walgreens business and consistent with prior years, due to seasonal needs.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.

	Quarter ended December 31,
	2013	2012
Days sales outstanding	20.1	18.6
Days inventory on hand	27.0	25.6
Days payable outstanding	42.4	42.7

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  We expect cash from operating activities in fiscal 2014 to be between $800 million and $1.0 billion.  Operating cash uses during the quarter ended December 31, 2013 included $18.8 million of interest payments and $3.5 million of income tax payments, net of refunds.

During the quarter ended December 31, 2012, our operating activities used $241.7 million of cash. Cash used in operating activities during the quarter ended December 31, 2012 was principally the result of an increase in accounts receivable of $429.1 million and an increase in merchandise inventories of $295.9 million, offset, in part, by income from continuing operations of $174.6 million, an increase in accounts payable, accrued expenses and income taxes of $211.4 million, and non-cash items of $66.6 million.  Accounts receivable increased from September 30, 2012, reflecting the increased volume associated with our largest PBM customer contract, which became effective on October 1, 2012.  Additionally, while the payment terms in the PBM customer contract are favorable, they are longer than the payment terms in the previous contract.  As a result, there was a negative impact to our working capital in the prior year quarter.  Consistent with prior years, we increased our merchandise inventories at December 31, 2012 due to seasonal needs and to support the increase in volume due to the PBM customer contract.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.  Operating cash uses during the quarter ended December 31, 2012 included $19.3 million of interest payments and $4.1 million of income tax payments, net of refunds.

Capital expenditures for the quarters ended December 31, 2013 and 2012 were $59.2 million and $56.3 million, respectively.  Significant capital expenditures in the quarter ended December 31, 2013 included infrastructure and technology-related costs to on-board the incremental Walgreens distribution volume and other technology initiatives, including costs related to the further development of our ERP system.  We expect to spend approximately $300 million for capital expenditures during fiscal 2014.  Significant capital expenditures in the quarter ended December 31, 2012 included the purchase of one of our leased distribution facilities, technology initiatives including costs related to the further development of our ERP system, and expansion costs related to one of ABDC’s facilities.

During the quarters ended December 31, 2013 and 2012, we paid $19.7 million and $284.7 million, respectively, for purchases of our common stock.  During the quarter ended December 31, 2013, we paid $193.0 million to purchase Capped Calls to hedge the potential dilution associated with the Warrants upon their exercise.

In November 2012, our board of directors increased the quarterly cash dividend by 62% from $0.13 per share to $0.21 per share.  In November 2013, our board of directors increased the quarterly cash dividend by 12% from $0.21 per share to $0.235 per share.  We anticipate that we will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated.  Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following:  changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; the retention of key customer or supplier relationships under less favorable economics; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in branded and/or generic pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances, federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare, and the effect of such changes on our customers; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products we distribute, including certain anemia products; price inflation in branded and generic pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of our information technology systems; our inability to realize the anticipated benefits of the implementation of an enterprise resource planning (ERP) system; interest rate and foreign currency exchange rate fluctuations; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; economic, business, competitive and/or regulatory developments outside of the United States; risks associated with the strategic, long-term relationship among Walgreen Co., Alliance Boots GmbH, and AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents among the parties (including, among others, the distribution agreement or the generics agreement), an impact on our earnings per share resulting from the issuance of the Warrants, an inability to realize anticipated benefits (including benefits resulting from participation in the Walgreens Boots Alliance Development GmbH joint venture), the disruption of AmerisourceBergen’s cash flow and ability to return value to its stockholders in accordance with its past practices, disruption of or changes in vendor, payer and customer relationships and terms, and the reduction of AmerisourceBergen’s operational, strategic or financial flexibility; the acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control; our inability to successfully complete any other transaction that we may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect our tax positions and/or our tax liabilities or adverse resolution of challenges to our tax positions; increased costs of maintaining, or reductions in our ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; natural disasters or other unexpected events that affect our operations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under “Liquidity and Capital Resources” in Item 2 on page 22.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2013 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 7 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.  Risk Factors

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	—	$—	—	$1,113,019,673
November 1 to November 30	171,237	$69.45	171,237	$1,101,126,416
December 1 to December 31	111,740	$69.39	111,740	$1,093,372,329
Total	282,977		282,977

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

10.1                        The Sixth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 7, 2013, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, Market Street Funding LLC, as assignor, PNC Bank, National Association, as assignee, and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013).

10.2                        AmerisourceBergen Corporation Benefit Restoration Plan, amended and restated December 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2013).

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32                        Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101                         Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 7, 2014	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

February 7, 2014	/s/ Tim G. Guttman
Tim G. Guttman
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

The Sixth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 7, 2013, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, Market Street Funding LLC, as assignor, PNC Bank, National Association, as assignee, and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013).

10.2

AmerisourceBergen Corporation Benefit Restoration Plan, amended and restated December 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.