Form 10-Q
period 2014-06-30
AMERISOURCEBERGEN CORP
filed 2014-08-07
CIK 1140859

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2014 was 224,381,645.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands, except share and per share data)	2014	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,261,864	$1,231,006
Accounts receivable, less allowances for returns and doubtful accounts: $798,202 at June 30, 2014 and $358,161 at September 30, 2013	6,133,228	6,051,920
Merchandise inventories	8,421,977	6,981,494
Prepaid expenses and other	74,317	129,231
Total current assets	15,891,386	14,393,651

Property and equipment, at cost:
Land	37,538	37,538
Buildings and improvements	363,737	324,150
Machinery, equipment and other	1,259,309	1,109,731
Total property and equipment	1,660,584	1,471,419
Less accumulated depreciation	(778,422)	(667,858)
Property and equipment, net	882,162	803,561

Goodwill and other intangible assets	3,489,315	3,499,713
Other assets	367,743	221,713
TOTAL ASSETS	$20,630,606	$18,918,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,809,789	$13,335,792
Accrued expenses and other	471,074	532,564
Deferred income taxes	1,058,496	1,002,279
Total current liabilities	16,339,359	14,870,635

Long-term debt	1,995,482	1,396,606
Other liabilities	309,410	331,652

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 270,702,146 shares and 224,286,950 shares at June 30, 2014, respectively, and 267,789,992 shares and 229,994,216 shares at September 30, 2013, respectively	2,707	2,678
Additional paid-in capital	2,564,387	2,360,992
Retained earnings	1,555,538	1,508,414
Accumulated other comprehensive loss	(39,378)	(35,483)
Treasury stock, at cost: 46,415,196 shares at June 30, 2014 and 37,795,776 shares at September 30, 2013	(2,096,899)	(1,516,856)
Total stockholders’ equity	1,986,355	2,319,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,630,606	$18,918,638

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Revenue	$30,348,154	$21,906,648	$87,980,419	$63,490,127
Cost of goods sold	29,656,150	21,344,198	85,870,597	61,549,860
Gross profit	692,004	562,450	2,109,822	1,940,267
Operating expenses:
Distribution, selling, and administrative	387,611	331,173	1,128,012	975,409
Depreciation	40,880	34,395	116,167	99,338
Amortization	6,454	6,743	19,611	20,352
Warrants	145,040	35,815	267,000	39,576
Employee severance, litigation and other	1,142	19,678	7,411	21,383
Operating income	110,877	134,646	571,621	784,209
Other (income) loss	(1,312)	525	(5,692)	1,251
Interest expense, net	20,903	18,190	59,209	55,225
Loss on early retirement of debt	32,954	—	32,954	—
Income from continuing operations before income taxes	58,332	115,931	485,150	727,733
Income taxes	71,112	51,821	268,922	284,859
(Loss) income from continuing operations	(12,780)	64,110	216,228	442,874
Income (loss) from discontinued operations, net of income taxes	—	104,329	(7,546)	(60,190)
Net (loss) income	$(12,780)	$168,439	$208,682	$382,684

Earnings per share:
Basic earnings per share:
Continuing operations	$(0.06)	$0.28	$0.95	$1.91
Discontinued operations	—	0.45	(0.03)	(0.26)
Rounding	—	—	(0.01)	—
Total	$(0.06)	$0.73	$0.91	$1.65

Diluted earnings per share:
Continuing operations	$(0.06)	$0.27	$0.92	$1.88
Discontinued operations	—	0.44	(0.03)	(0.26)
Rounding	—	—	—	0.01
Total	$(0.06)	$0.71	$0.89	$1.63

Weighted average common shares outstanding:
Basic	225,727	231,002	228,477	231,273
Diluted	225,727	235,669	235,532	235,428

Cash dividends declared per share of common stock	$0.235	$0.21	$0.705	$0.63

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net (loss) income	$(12,780)	$168,439	$208,682	$382,684
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	5,223	1,067	(3,392)	(22,574)
Other	(87)	80	(503)	134
Total other comprehensive income (loss)	5,136	1,147	(3,895)	(22,440)
Total comprehensive (loss) income	$(7,644)	$169,586	$204,787	$360,244

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
(in thousands)	2014	2013

OPERATING ACTIVITIES
Net income	$208,682	$382,684
Loss from discontinued operations	7,546	60,190
Income from continuing operations	216,228	442,874
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	118,004	102,737
Amortization, including amounts charged to interest expense	23,214	23,908
Provision for doubtful accounts	16,626	7,922
(Benefit) provision for deferred income taxes	(27,661)	12,390
Warrants	267,000	39,576
Share-based compensation	32,165	26,900
Loss on early retirement of debt	32,954	—
Other	(5,856)	(5,873)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(535,806)	(835,697)
Merchandise inventories	(1,002,589)	(399,087)
Prepaid expenses and other assets	29,528	(65,656)
Accounts payable, accrued expenses, and income taxes	1,475,627	1,380,353
Other liabilities	607	4,692
Net cash provided by operating activities - continuing operations	640,041	735,039
Net cash (used in) provided by operating activities - discontinued operations	(7,546)	84,025
NET CASH PROVIDED BY OPERATING ACTIVITIES	632,495	819,064

INVESTING ACTIVITIES
Capital expenditures	(198,670)	(137,927)
Cost of acquired companies, net of cash acquired	(9,103)	—
Cost of equity investments	(117,794)	—
Proceeds from sales of businesses	—	331,630
Other	6,366	523
Net cash (used in) provided by investing activities - continuing operations	(319,201)	194,226
Net cash used in investing activities - discontinued operations	—	(11,672)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(319,201)	182,554

FINANCING ACTIVITIES
Long-term debt borrowings	1,097,927	—
Long-term debt repayments	(531,525)	—
Borrowings under revolving and securitization credit facilities	17,584,500	2,330,000
Repayments under revolving and securitization credit facilities	(17,584,500)	(2,330,000)
Purchases of common stock	(570,593)	(401,091)
Exercises of stock options, including excess tax benefits of $39,843 and $35,275 in fiscal 2014 and 2013, respectively	109,694	132,766
Cash dividends on common stock	(161,558)	(147,005)
Purchases of capped call options	(211,397)	(27,906)
Debt issuance costs and other	(14,984)	(6,867)
Net cash used in financing activities - continuing operations	(282,436)	(450,103)
Net cash used in financing activities - discontinued operations	—	(50,538)
NET CASH USED IN FINANCING ACTIVITIES	(282,436)	(500,641)

INCREASE IN CASH AND CASH EQUIVALENTS	30,858	500,977
Cash and cash equivalents at beginning of period	1,231,006	1,066,608
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,261,864	$1,567,585

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the interim periods ended June 30, 2014 and 2013 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts.

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contacts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 — Revenue Recognition and most industry-specific guidance throughout the Codification.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting this new accounting guidance.

As of June 30, 2014, there were no other recently issued accounting standards that will have a material impact on the Company’s financial position or results of operations upon their adoption.

Note 2.  Investments

In June 2014, the Company completed the acquisition of a minority ownership interest in Profarma Distribuidora de Produtos Farmacêuticos S.A. (“Profarma”), a leading pharmacetucal wholesaler in Brazil.  In addition, the Company and Profarma launched a joint venture to provide enhanced specialty distribution and services to the Brazilian marketplace.  The Company invested a total of $117.8 million to acquire both a minority ownership interest in Profarma of approximately 19.9% and a 50% ownership interest in the specialty joint venture.

The Company accounts for its interests in both Profarma and the specialty joint venture as equity method investments, which are recorded as “Other Assets” on the consolidated balance sheet at June 30, 2014.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$—	$265,724	$—	$1,181,232
Income (loss) before income taxes	$—	$105,950	$(7,546)	$(50,663)

The loss before income taxes in the nine months ended June 30, 2014 includes the impact of a final purchase price working capital adjustment related to the divestiture of ABCC.  The income before income taxes in the three months ended June 30, 2013 includes a $114.3 million gain on the sale of AB and an $8.9 million increase to the previously estimated loss on ABCC.  The loss before income taxes in the nine months ended June 30, 2013 also includes a goodwill impairment charge of $26.9 million and an estimated $134.8 million loss on the sale of ABCC.

Note 4.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of June 30, 2014, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $51.2 million ($36.2 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $8.4 million of interest and penalties, which the Company records in income tax expense.  During the nine months ended June 30, 2014, unrecognized tax benefits decreased by $4.2 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $5.4 million.

In March 2013, the Company issued Warrants (as defined in Note 7) in connection with various agreements and arrangements with Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”).  As of the date of issuance, the Warrants were valued at $242.4 million, which approximates the amount that will be deductible for income tax purposes.  The fair value of the Warrants as of June 30, 2014 was $948.5 million.  The excess of the fair value of the Warrants over the initial value is not tax deductible.  As a result, in periods where the fair value of the Warrants exceeds the initial value, the Company’s effective income tax rate will be higher than its normal historical rate.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2014 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2013	$2,400,926	$544,044	$2,944,970
Goodwill recognized in connection with acquisition	—	5,715	5,715
Foreign currency translation	—	(737)	(737)
Goodwill at June 30, 2014	$2,400,926	$549,022	$2,949,948

Following is a summary of other intangible assets (in thousands):

	June 30, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$343,812	$—	$343,812	$343,892	$—	$343,892
Finite-lived intangibles:
Customer relationships	268,565	(94,147)	174,418	265,810	(80,767)	185,043
Other	70,583	(49,446)	21,137	69,350	(43,542)	25,808
Total other intangible assets	$682,960	$(143,593)	$539,367	$679,052	$(124,309)	$554,743

Amortization expense for finite-lived intangible assets was $19.6 million and $20.4 million in the nine months ended June 30, 2014 and 2013, respectively.  Amortization expense for finite-lived intangible assets is estimated to be $25.9 million in fiscal 2014, $22.2 million in fiscal 2015, $21.6 million in fiscal 2016, $17.7 million in fiscal 2017, $15.5 million in fiscal 2018, and $112.3 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6.  Debt

Debt consisted of the following (in thousands):

	June 30,	September 30,
	2014	2013

Multi-currency revolving credit facility due 2018	$—	$—
Receivables securitization facility due 2016	—	—
Revolving credit note	—	—
$500,000, 5.875% senior notes due 2015	—	499,377
$600,000, 1.15% senior notes due 2017	599,363	—
$400,000, 4.875% senior notes due 2019	398,041	397,803
$500,000, 3.50% senior notes due 2021	499,479	499,426
$500,000, 3.40% senior notes due 2024	498,599	—
Total debt	$1,995,482	$1,396,606

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in July 2018 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 68 basis points to 130 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee at June 30, 2014).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at June 30, 2014).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which the Company was compliant as of June 30, 2014.

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

The Company has a $950 million receivables securitization facility (“Receivables Securitization Facility”), which expires in June 2016.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2014.

The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note (“Revolving Credit Note”).  The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million.  The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2014, the Company issued $600 million of 1.15% senior notes due May 15, 2017 (the “2017 Notes”) and $500 million of 3.40% senior notes due May 15, 2024 (the “2024 Notes”).  The 2017 Notes were sold at 99.892% of the principal amount and have an effective yield of 1.187%.  The 2024 Notes were sold at 99.715% of the principal amount and have an effective yield of 3.434%.  Interest on the 2017 Notes and 2024 Notes is payable semiannually in arrears, commencing on November 15, 2014.  The 2017 and 2024 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the $400 million 4.875% senior notes due in 2019, and the $500 million 3.50% senior notes due in 2021.  Costs incurred in connection with the issuance of the 2017 Notes and the 2024 Notes were deferred and are being amortized over the terms of the notes.

The Company used a portion of the net proceeds from the 2017 Notes and the 2024 Notes to finance the early retirement of the $500 million 5.875% senior notes due 2015 (the “2015 Notes), including the payment of $31.5 million of premiums and other costs.  The Company used the remaining amount for general corporate purposes, including repurchases of shares of its common stock under its special share repurchase program authorized in May 2014.

Note 7.  Stockholders’ Equity and Earnings per Share

In November 2013, the Company’s board of directors increased the quarterly cash dividend by 12% from $0.21 per share to $0.235 per share.

In November 2012, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the nine months ended June 30, 2014, the Company purchased 5.5 million shares of its common stock for a total of $363.0 million to complete this program.  In August 2013, the Company’s board of directors authorized a program allowing the Company to purchase up to an additional $750 million of its outstanding shares of common stock, subject to market conditions.  During the nine months ended June 30, 2014, the Company purchased 1.0 million shares of its common stock for a total of $68.6 million under this program.  The Company had $681.4 million of availability remaining under this share repurchase program as of June 30, 2014.

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

The Company valued these Warrants as of March 18, 2013 (date of issuance) and revised the valuation each subsequent quarter.  As of June 30, 2014, the Warrants with an exercise price of $51.50 were valued at $20.78 per share and the Warrants with an exercise price of $52.50 were valued at $21.01 per share.  In total, the Warrants were valued at $948.5 million as of June 30, 2014.  Refer to “Critical Accounting Policies and Estimates — Warrants” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for a more detailed description of the accounting for the Warrants.

The Company has taken steps to mitigate the potentially dilutive effect that the exercise of the Warrants could have by hedging a portion of its future obligation to deliver common stock with a financial institution and repurchasing additional shares of its

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Through September 30, 2013, the Company purchased Capped Calls on 15.3 million shares of its common stock for a total premium of $163.4 million.  During the nine months ended June 30, 2014, the Company completed this hedge transaction by purchasing Capped Calls on an additional 11.9 million shares of its common stock for a total premium of $205.3 million.  The Capped Calls permit the Company to acquire shares of its common stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017.  The Capped Calls permit net share settlement, which is limited by caps on the market price of the Company’s common stock.  The Company has accounted for the Capped Calls as equity contracts and therefore, the above premiums were recorded as a reduction to paid-in capital.

In May 2014, the Company’s board of directors authorized a special program allowing the Company to purchase up to $650 million of its outstanding shares of common stock, subject to market conditions, as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplements the Company’s previously executed warrant hedging strategy.  During the three months ended June 30, 2014, the Company purchased 2.0 million shares of its common stock for a total of $141.6 million under this program, which included $2.9 million of purchases that cash settled in July 2014.  The Company has $508.4 million of availability remaining under this special share repurchase program as of June 30, 2014.

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

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Weighted average common shares outstanding - basic	225,727	231,002	228,477	231,273
Dilutive effect of stock options, restricted stock, and restricted stock units	—	4,667	4,834	4,155
Dilutive effect of Warrants	—	—	2,221	—
Weighted average common shares outstanding - diluted	225,727	235,669	235,532	235,428

The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the three and nine months ended June 30, 2014 were 9.9 million and 2.0 million, respectively.  There were no potentially dilutive stock options, restricted stock, or restricted stock units that were antidilutive for the three and nine months ended June 30, 2013.  All of the Warrants were antidilutive for the three and nine months ended June 30, 2013.

Note 8. Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property,

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Subpoenas from United States Attorney’s Offices

In fiscal 2012, the Company’s subsidiary, AmerisourceBergen Drug Corporation (“ABDC”), received a subpoena from the United States Attorney’s Office in New Jersey (the “USAO”) in connection with a grand jury proceeding requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration (“DEA”) in connection with the matter.  In addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request documents concerning specific customers’ purchases of controlled substances. ABDC has responded to the subpoenas and is cooperating fully with the USAO and the DEA. On August 30, 2013, ABDC received a second subpoena from the USAO and also a second subpoena from the DEA requesting additional information related to the documents produced in response to the first subpoena, as well as information regarding additional specific customers’ purchases of controlled substances.  On December 31, 2013, ABDC received a third subpoena from the USAO requesting additional information related to electronically stored information.  On June 20, 2014, ABDC received a fourth subpoena requesting additional information related to the documents produced in response to the first and second subpoenas.  The Company cannot predict the outcome of this matter.

In fiscal 2013 and in 2014, the Company or ABDC has also received similar subpoenas from the United States Attorney’s Office in the District of Kansas and the United States Attorney’s Office in the Northern District of Ohio in connection with grand jury proceedings requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific and industrial purposes.  As in the New Jersey matter described above, in addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request documents concerning specific customers’ purchases of controlled substances. The Company is in the process of responding to the subpoenas and cannot predict the outcome of these matters.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

West Virginia Complaint

On June 26, 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed a complaint (the “Complaint”) in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants’ alleged conduct. On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. On August 27, 2012, West Virginia filed a Motion to Remand, to which J.M. Smith Corporate d/b/a Smith Drug Company, joined by all other defendants, filed a reply. On March 27, 2013, the Court granted West Virginia’s Motion to Remand and West Virginia notified the parties that they intended to file an amended complaint. In advance of filing an amended complaint, West Virginia served discovery requests and subsequently filed a motion to compel.  After responding to West Virginia’s motion to compel and oral argument, defendants were ordered to provide limited responses.  On January 2, 2014, West Virginia filed an amended complaint, which removed the claims for unjust enrichment, medical monitoring and antitrust violations.  On February 14, 2014, the defendants filed motions to dismiss the amended complaint.  The plaintiffs filed responses in opposition to the defendants’ motion to dismiss on May 6, 2014, and the defendants filed reply briefs in support of their motions on May 23, 2014.  The court held oral argument on June 5, 2014.  The motions to dismiss are currently pending before the court.  The Company cannot predict the outcome of this matter.

Note 9.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  During the three and nine months ended June 30, 2014, the Company recognized gains of $2.5 million and $24.4 million, respectively, relating to the above-mentioned class action lawsuits.  During the three and nine months ended June 30, 2013, the Company recognized gains of $6.0 million and $21.7 million, respectively, relating to the above-mentioned class action lawsuits.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 10.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable at June 30, 2014 and September 30, 2013 approximate fair value based upon the relatively short-term nature of these financial instruments.  Within cash and cash equivalents, the Company had $100.0 million of investments in money market accounts as of June 30, 2014.  The Company had no investments in money market accounts as of September 30, 2013.  The fair values of the money market accounts were based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.  The recorded amount of long-term debt and the corresponding fair value as of June 30, 2014 were $1,995.5 million and $2,070.1 million,

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

respectively.  The recorded amount of long-term debt and the corresponding fair value as of September 30, 2013 were $1,396.6 million and $1,502.0 million, respectively.  The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

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

The following tables illustrate reportable segment information for the three and nine months ended June 30, 2014 and 2013 (in thousands):

	Revenue
	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Pharmaceutical Distribution	$29,812,837	$21,407,853	$86,367,923	$62,061,060
Other	620,275	549,400	1,796,910	1,569,392
Intersegment eliminations	(84,958)	(50,605)	(184,414)	(140,325)
Revenue	$30,348,154	$21,906,648	$87,980,419	$63,490,127

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Operating Income
	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Pharmaceutical Distribution	$359,795	$278,728	$1,019,506	$866,482
Other	33,678	33,600	113,261	98,260
Total segment operating income	393,473	312,328	1,132,767	964,742
Gains on antitrust litigation settlements	2,524	5,984	24,396	21,748
LIFO expense	(133,237)	(122,077)	(293,647)	(123,029)
Acquisition related intangibles amortization	(5,701)	(6,096)	(17,484)	(18,293)
Warrants	(145,040)	(35,815)	(267,000)	(39,576)
Employee severance, litigation and other	(1,142)	(19,678)	(7,411)	(21,383)
Operating income	110,877	134,646	571,621	784,209
Other (income) loss	(1,312)	525	(5,692)	1,251
Interest expense, net	20,903	18,190	59,209	55,225
Loss on early retirement of debt	32,954	—	32,954	—
Income from continuing operations before income taxes	$58,332	$115,931	$485,150	$727,733

Segment operating income is evaluated by the chief operating decision maker for the Company before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; Warrants; employee severance, litigation and other; other (income) loss; interest expense, net; and loss on early retirement of debt.  All corporate office expenses are allocated to ABDC and ABSG within the Pharmaceutical Distribution reportable segment and to ABCS and World Courier within Other.  Management believes that evaluating segment performance excluding the above items is meaningful because it provides insight with respect to operating results of the Company.

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

Results of Operations

Revenue

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Pharmaceutical Distribution	$29,812,837	$21,407,853	39.3%	$86,367,923	$62,061,060	39.2%
Other	620,275	549,400	12.9%	1,796,910	1,569,392	14.5%
Intersegment eliminations	(84,958)	(50,605)	67.9%	(184,414)	(140,325)	31.4%
Revenue	$30,348,154	$21,906,648	38.5%	$87,980,419	$63,490,127	38.6%

Revenue increased by 38.5% and 38.6% from the prior year quarter and nine month period, respectively.  This increase was largely due to the revenue growth of Pharmaceutical Distribution and, to a lesser extent, the revenue growth of Other.

We currently expect our revenue in fiscal 2014 to increase approximately 35%.  Our expected growth rate is driven primarily by our distribution contract with Walgreen Co. (“Walgreens”), which became effective on September 1, 2013.  Fiscal 2014 will include eleven incremental months of brand drug distribution and the phase-in of generic drug distribution to Walgreens.  Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 39.3% and 39.2% from the prior year quarter and nine month period, respectively.  Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue.  These revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC’s facilities.  Total intrasegment revenues were $1.1 billion and $809.2 million in the quarters ended June 30, 2014 and 2013, respectively.  Total intrasegment revenues were $3.0 billion and $2.4 billion in the nine months ended June 30, 2014 and 2013, respectively.

ABDC’s revenue of $25.9 billion and $75.1 billion in the quarter and nine months ended June 30, 2014 increased 45.5% and 45.7%, respectively, from the prior year periods (before intrasegment eliminations).  The increase in ABDC’s revenue was primarily due to increased sales to Walgreens of $6.6 billion and $19.7 billion in the quarter and nine months ended June 30, 2014, respectively, and increased sales (including new Hepatitis C drugs) to some of our other larger customers.

ABSG’s revenue of $5.0 billion and $14.3 billion in the quarter and nine months ended June 30, 2014 increased 12.8%  and 10.3%, respectively, from the prior year periods (before intrasegment eliminations) primarily due to increased sales of certain specialty products and growth in its blood products, vaccine, and physician office distribution businesses.  The physician office distribution business continues to benefit from sales of an ophthalmology drug.

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

A number of our contracts with customers or group purchasing organizations (“GPOs”) are typically subject to expiration each year.  We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, or replaced.  During the nine months ended June 30, 2014, no significant contracts expired.  Over the next twelve months, the only significant contract scheduled to expire is our contract with the Department of Defense (“DOD”), which expires in April 2015.  Our revenue, results of operations, and cash flows will be negatively impacted if the DOD contract is not renewed or the terms of the renewed contract are less favorable than the existing contract.

Other

Revenue in Other increased 12.9% and 14.5% from the prior year quarter and nine month period, respectively, primarily due to our TheraCom distribution business within ABCS, which benefited from the launch of two new products in the middle of the prior fiscal year.  Increased revenue from World Courier also contributed to the nine month period revenue growth.

Gross Profit

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Pharmaceutical Distribution	$691,303	$551,985	25.2%	$1,980,711	$1,667,811	18.8%
Other	131,414	126,558	3.8%	398,362	373,737	6.6%
Gains on antitrust litigation settlements	2,524	5,984		24,396	21,748
LIFO expense	(133,237)	(122,077)		(293,647)	(123,029)
Gross profit	$692,004	$562,450	23.0%	$2,109,822	$1,940,267	8.7%

Gross profit increased 23.0%, or $129.6 million, and 8.7%, or $169.6 million, from the prior year quarter and nine month period, respectively.

Pharmaceutical Distribution gross profit increased 25.2%, or $139.3 million, and 18.8%, or $312.9 million, from the prior year quarter and nine month period, respectively.  These increases were primarily due to the higher brand and generic sales volume to Walgreens, brand and generic price appreciation, and the growth of our non-community oncology specialty distribution businesses.  Gross profit in the quarter ended June 30, 2014 also benefited from supplier fee income resulting from our participation in the Walgreens and Alliance Boots procurement joint venture.  As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.32% and 2.29% in the quarter and nine months ended June 30, 2014 decreased 26 basis points and 40 basis points from the prior year quarter and nine month period, respectively.  These declines were primarily due to a significant increase in lower margin brand business with Walgreens and some of our other larger customers and competitive pressures on customer margins.

Gross profit in Other increased 3.8%, or $4.9 million, and 6.6%, or $24.6 million, from the prior year quarter and nine month period, respectively.  These increases were primarily due to improved gross margin in World Courier and higher revenue in TheraCom’s distribution business.  As a percentage of revenue, gross profit margin in Other of 21.19% in the quarter ended June 30, 2014 decreased from 23.04% in the prior year quarter.  As a percentage of revenue, gross profit margin in Other of 22.17% in the nine months ended June 30, 2014 decreased from 23.81% in the prior year nine month period.  These decreases were primarily due to increases in TheraCom’s distribution revenue, which has a lower gross profit margin in comparison to other businesses within Other.  These decreases were offset, in part, by increases in the gross profit margin of World Courier.

We recognized gains of $2.5 million and $6.0 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarters ended June 30, 2014 and 2013, respectively.  We recognized gains of $24.4 million and $21.7 million from antitrust litigation settlements with pharmaceutical manufacturers during the nine months ended June 30, 2014 and 2013, respectively.  The gains were recorded as reductions to cost of goods sold.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision.  We recorded LIFO expense of $133.2 million and $122.1 million in the quarters ended June 30, 2014 and 2013, respectively.  Our LIFO expense was $293.6 million and $123.0 million in the nine months ended June 30, 2014 and 2013, respectively.  The annual LIFO provision, which we estimate on a quarterly basis, is affected by expected changes in inventory quantities (such as the inventory build for the Walgreens business), product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.  Changes to any of the above factors can have a material impact to our annual LIFO provision.

Operating Expenses

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Distribution, selling and administrative	$387,611	$331,173	17.0%	$1,128,012	$975,409	15.6%
Depreciation and amortization	47,334	41,138	15.1%	135,778	119,690	13.4%
Warrants	145,040	35,815		267,000	39,576
Employee severance, litigation and other	1,142	19,678		7,411	21,383
Total operating expenses	$581,127	$427,804	35.8%	$1,538,201	$1,156,058	33.1%

Distribution, selling and administrative expenses increased 17.0%, or $56.4 million, from the prior year quarter, and increased 15.6%, or $152.6 million from the prior year nine month period, primarily due to the on-boarding of our distribution agreement with Walgreens.  More specifically, expenses relating to payroll, information technology and delivery were higher in the current year quarter and nine month period.

Depreciation expense increased from the prior year periods due to an increase in the amount of capital projects being depreciated.  Amortization expense was comparable to the prior year periods.

Warrant expense was $145.0 million and $267.0 million in the quarter and nine month period ended June 30, 2014, respectively, compared to $35.8 million and $39.6 million in the prior year quarter and nine month period, respectively.  The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with Walgreens and Alliance Boots.  Future Warrant expense could fluctuate significantly.  (Refer to “Critical Accounting Policies and Estimates — Warrants” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for a more detailed description of the accounting for the Warrants.)

Employee severance, litigation and other for the quarter ended June 30, 2014 included $1.5 million of employee severance and other costs offset, in part, by the net reversal of $0.4 million of other costs.  Employee severance, litigation and other for the nine months ended June 30, 2014 included $5.3 million of deal-related transaction costs and $2.1 million of employee severance and other costs.  Employee severance, litigation and other for the quarter ended June 30, 2013 included $18.1 million of deal-related transaction costs (primarily related to professional fees with respect to the Walgreens and Alliance Boots transaction) and $1.6 million of facility closure and other costs.  Employee severance, litigation and other for the nine months ended June 30, 2013 included $22.8 million of deal-related transaction costs (primarily related to professional fees with respect to the Walgreens and Alliance Boots transaction), $4.5 million of facility closure and other costs, offset in part by a reversal of $5.9 million of employee severance costs that were initially recorded in connection with fiscal 2012 initiatives.

As a percentage of revenue, operating expenses were 1.91% in the quarter ended June 30, 2014, a decrease of 4 basis points from the prior year quarter.  For the nine months ended June 30, 2014, operating expenses, as a percentage of revenue, were 1.75%, down 7 basis points from the prior year nine month period.  These decreases were primarily due to economies of scale as a result of the increased revenue provided by the Walgreens distribution agreement offset, in part, by the larger Warrant expense in the current year periods.

Operating Income

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Pharmaceutical Distribution	$359,795	$278,728	29.1%	$1,019,506	$866,482	17.7%
Other	33,678	33,600	0.2%	113,261	98,260	15.3%
Total segment operating income	393,473	312,328	26.0%	1,132,767	964,742	17.4%
Gains on antitrust litigation settlements	2,524	5,984		24,396	21,748
LIFO expense	(133,237)	(122,077)		(293,647)	(123,029)
Acquisition related intangibles amortization	(5,701)	(6,096)		(17,484)	(18,293)
Warrants	(145,040)	(35,815)		(267,000)	(39,576)
Employee severance, litigation and other	(1,142)	(19,678)		(7,411)	(21,383)
Operating income	$110,877	$134,646	-17.7%	$571,621	$784,209	-27.1%

Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; Warrants; and employee severance, litigation and other.

Pharmaceutical Distribution operating income increased 29.1%, or $81.1 million, and 17.7%, or $153.0 million, from the prior year quarter and nine month period, respectively, due to the increases in gross profit, offset in part by the increases in operating expenses.  As a percentage of revenue, Pharmaceutical Distribution operating income margin declined 9 basis points from the prior year quarter and declined 22 basis points from the prior year nine month period due to a significant increase in lower margin brand business with Walgreens and some of our other larger customers.

Operating income in Other increased 0.2%, or $0.1 million, as an increase in World Courier’s gross profit was offset by an increase in ABCS operating expenses.  Operating income in Other increased 15.3%, or $15.0 million, from the prior year nine month period primarily due to the increase in gross profit of World Courier.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended June 30, 2014 and 2013 were as follows (in thousands):

	2014		2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$21,125	4.01%	$18,547	4.74%
Interest income	(222)	0.28%	(357)	0.28%
Interest expense, net	$20,903		$18,190

Interest expense increased 13.9%, or $2.6 million, from the prior year quarter due to an increase of $445.0 million in fixed rate average borrowings due to the May 2014 issuance of our $600 million, 1.15% senior notes and our $500 million, 3.40% senior notes, offset in part by the repayment of our $500 million, 5.875% senior notes in June 2014.

Interest expense, interest income, and the respective weighted average interest rates in the nine months ended June 30, 2014 and 2013 were as follows (in thousands):

	2014		2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$59,746	4.19%	$55,931	4.72%
Interest income	(537)	0.37%	(706)	0.29%
Interest expense, net	$59,209		$55,225

Interest expense increased 6.8%, or $3.8 million, from the prior year nine month period due to an increase of $148.2 million in fixed rate average borrowings due to the May 2014 issuance of our $600 million, 1.15% senior notes and our $500 million, 3.40% senior notes, offset in part by the repayment of our $500 million, 5.875% senior notes in June 2014.  In addition, variable rate average borrowings increased $117.5 million to fund seasonal working capital needs and the on-boarding of the Walgreens business.

During the quarter and nine month period ended June 30, 2014, we recorded a $33.0 million loss resulting from the early retirement of our $500 million, 5.875% senior notes due in September 2015 (See Liquidity and Capital Resources).

A significant portion of Warrant expense is not tax deductible.  As a result, income taxes in the quarter ended June 30, 2014 reflect an effective income tax rate of 121.9%, compared to 44.7% in the prior year quarter.  Income taxes in the nine months ended June 30, 2014 reflect an effective tax rate of 55.4%, compared to 39.1% in the prior year period.  The fluctuations in our effective tax rate were the result of quarterly changes in the valuation of the Warrants for financial reporting purposes.  Our future effective tax rate could fluctuate significantly depending upon the quarterly valuation of the Warrants for financial reporting purposes.  Excluding the impact of Warrant expense, we expect that our effective tax rate in fiscal 2014 will be approximately 38%.

Loss from continuing operations of $12.8 million and diluted loss per share from continuing operations of $0.06 in the quarter ended June 30, 2014 was primarily due to the increase in Warrant expense, LIFO expense, and the loss on the early retirement of debt.  Income from continuing operations of $216.2 million in the nine months ended June 30, 2014 decreased 51.2% from the prior year period.  Diluted earnings per share from continuing operations of $0.92 in the nine months ended June 30, 2014 decreased 51.1% from $1.88 in the prior year period.  These declines were primarily due to the increases in Warrant and LIFO expenses and the loss on the early retirement of debt.

Income or loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of AndersonBrecon (“AB”) and AmerisourceBergen Canada Corporation (“ABCC”).  The income in the quarter ended June 30, 2013 also includes the gain on the divestiture of AB and an adjustment to the initial estimated loss on the sale of ABCC.  The loss in the nine months ended June 30, 2013 also includes a goodwill impairment charge and the initial estimated loss on the sale of ABCC.

Liquidity and Capital Resources

The following table illustrates our debt structure at June 30, 2014, including availability under the multi-currency revolving credit facility, the receivables securitization facility and the revolving credit note (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,363	$—
$400,000, 4.875% senior notes due 2019	398,041	—
$500,000, 3.50% senior notes due 2021	499,479	—
$500,000, 3.40% senior notes due 2024	498,599	—
Total fixed-rate debt	1,995,482	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2018	—	1,400,000
Receivables securitization facility due 2016	—	950,000
Revolving credit note	—	75,000
Total variable-rate debt	—	2,425,000
Total debt	$1,995,482	$2,425,000

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility and the revolving credit note provides us sufficient sources of capital to fund our working capital requirements.  We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs.  Our cash balances in the nine months ended June 30, 2014 and 2013 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs, which were higher in the nine months ended June 30, 2014 due to the on-boarding of the Walgreens business.  The greatest amount of variable-rate debt outstanding at any one time during the nine months ended June 30, 2014 and 2013 was $1.1 billion and $595.0 million, respectively.  The $17.6 billion and $2.3 billion of cumulative intra-period borrowings during the nine months ended June 30, 2014 and 2013, respectively, were fully repaid by the end of each respective reporting period.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in July 2018, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 68 basis points to 130 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee at June 30, 2014). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 7 basis points to 20 basis points, annually, of the total commitment (10 basis points at June 30, 2014). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of June 30, 2014.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at June 30, 2014.

We have a $950 million receivables securitization facility (“Receivables Securitization Facility”), which expires in June 2016.  We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We pay an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, which we are compliant with as of June 30, 2014.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note (“Revolving Credit Note”).  The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million.  The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice.

We have $400 million of 4.875% senior notes due November 15, 2019 (the “2019 Notes”) and $500 million of 3.50% senior notes due November 15, 2021 (the “2021 Notes”).  Interest on the 2019 Notes and 2021 Notes is payable semiannually in arrears.

In May 2014, we issued $600 million of 1.15% senior notes due May 15, 2017 (the “2017 Notes”) and $500 million of 3.40% senior notes due May 15, 2024 (the “2024 Notes”).  The 2017 Notes were sold at 99.892% of the principal amount and have an effective yield of 1.187%.  The 2024 Notes were sold at 99.715% of the principal amount and have an effective yield of 3.434%.  Interest on the 2017 Notes and 2024 Notes is payable semiannually in arrears, commencing on November 15, 2014.  The 2017 and 2024 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the 2019 Notes, and the 2021 Notes.  Costs incurred in connection with the issuance of the 2017 and 2024 Notes were deferred and are being amortized over the terms of the notes.

We used a portion of the net proceeds from the 2017 Notes and the 2024 Notes to finance the early retirement of the $500 million 5.875% senior notes due September 15, 2015, including the payment of $31.5 million of premiums and other costs.  We used the remaining amount for general corporate purposes, including repurchases of shares of our common stock under our special share repurchase program approved in May 2014.

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

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities.  In November 2012, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the fiscal year ended September 30, 2013, we purchased $387.0 million of our common stock under the share repurchase program.  During the nine months ended June 30, 2014, we purchased $363.0 million of our common stock to complete this share repurchase program.  In August 2013, our board of directors approved a program allowing us to purchase up to $750 million additional shares of our common stock, subject to market conditions.  During the nine months ended June 30, 2014, we purchased $68.6 million of our common stock under this share repurchase program.  As of June 30, 2014, we had $681.4 million of availability remaining on the $750 million repurchase program.  Excluding purchases under the $650 million special share repurchase program, (see below for further details) we currently expect to purchase $500 million of our common stock in fiscal 2014, subject to market conditions.  Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

If Walgreens and/or Alliance Boots exercise their rights to purchase our common stock pursuant to the Warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.  We have taken steps to mitigate the potentially dilutive effect that exercise of the Warrants could have by hedging a portion of our future obligation to deliver common stock with a financial institution and repurchasing additional shares of our common stock for our own account over time.  We will continue to explore additional opportunities to mitigate the potentially dilutive effect of the Warrants.  In June 2013, we commenced our hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer capped call transactions (“Capped Calls”).  The Capped Calls give us the right to buy 60% of the shares of our common stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and assuming our future share price does not exceed the “cap” price in the Capped Calls.  If our share price exceeds the “cap” price in the Capped Calls at the time the Warrants are exercised, the number of shares that will be delivered to us under the Capped Calls will be reduced, and accordingly, will cover less than 60% of the shares of common stock subject to the Warrants.  If our future share price at the exercise dates is lower than our breakeven share price, then our use of capital for the purchase of the Capped Calls would be ineffective.  We completed this hedge transaction in January 2014.  During the nine months ended June 30, 2014, we purchased Capped Calls on 11.9 million shares of our common stock for a total premium of $211.4 million, which included a $6.1 million payment for a hedge premium accrued at September 30, 2013.  In total, under this hedge transaction, we purchased Capped Calls on 27.2 million shares of our common stock for a total premium of $368.7 million.

To the extent the Capped Calls do not mitigate the dilutive effect of the Warrants, we intend to consider repurchasing additional shares of our common stock.  The amount of dilution that we would be able to mitigate will depend on the relative costs and benefits of such a transaction, considering factors such as:  our financial performance, the current and future share price of our common stock, our expected cash flows, competing priorities for capital, and overall market conditions.  In May 2014, our board of directors approved a special share repurchase program allowing us to purchase up to $650 million shares of our common stock, subject to market conditions, as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplements our previously executed warrant hedging strategy.  During the three months ended June 30, 2014, we purchased $141.6 million under this program, which included $2.9 million of purchases that cash settled after June 30, 2014.  As of June 30, 2014, we had $508.4 million of availability remaining on the special $650 million repurchase program.

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

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  At June 30, 2014, we had no variable-rate debt outstanding.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at June 30, 2014.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $1.3 billion in cash and cash equivalents at June 30, 2014.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the Euro, the U.K. Pound Sterling, and the Brazilian Real.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.   We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.  As of June 30, 2014, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of the C$50.0 million note that we received in conjunction with the sale of ABCC in May 2013.

Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to Walgreens and Alliance Boots (see Note 7).  As of June 30, 2014, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $39 million and a one percent change in volatility, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $10 million.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$2,429,200	$60,900	$721,800	$108,000	$1,538,500
Operating leases	287,009	57,928	92,949	65,980	70,152
Other commitments	207,717	109,926	83,425	14,366	—
Total	$2,923,926	$228,754	$898,174	$188,346	$1,608,652

We have commitments to purchase product from influenza vaccine manufacturers through the 2015/2016 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $94.2 million as of June 30, 2014, of which $47.1 million represents our commitment over the next twelve months, and are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities.  The remaining commitment under our arrangement, as amended in May 2014, which expires in June 2018, is approximately $85.9 million as of June 30, 2014, of which $39.6 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above table.

Our liability for uncertain tax positions was $51.2 million (including interest and penalties) as of June 30, 2014.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the nine months ended June 30, 2014, our operating activities provided $632.5 million of cash in comparison to cash provided of $819.1 million in the prior year period.  Cash provided by operations during the nine months ended June 30, 2014 was principally the result of income from continuing operations of $216.2 million, an increase in accounts payable, accrued expenses, and income taxes of $1.5 billion, and non-cash items of $456.4 million, offset, in part, by an increase in merchandise inventories of $1.0 billion and an increase in accounts receivable of $535.8 million.  Accounts receivable increased from September 30, 2013, reflecting the increased volume associated with our new Walgreens business.  We also increased our merchandise inventories at June 30, 2014 to support the increase in volume due to the new Walgreens business.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The increase in days sales outstanding from the prior year quarter and nine month period reflects the increased sales volume and payment terms under the Walgreens distribution contract.  The increase in days payable outstanding from the prior year quarter is the result of increased purchases of generic pharmaceuticals, which have longer payment terms than brand-name pharmaceuticals.

	Quarter ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Days sales outstanding	19.8	18.6	20.1	18.6
Days inventory on hand	28.0	25.9	28.1	26.2
Days payable outstanding	46.1	44.6	44.7	44.2

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  We expect cash from operating activities in fiscal 2014 to be between $800 million and $1.0 billion.  Operating cash uses during the nine months ended June 30, 2014 included $61.3 million of interest payments and $146.0 million of income tax payments, net of refunds.

During the nine months ended June 30, 2013, our operating activities provided $819.1 million of cash. Cash provided by operations during the nine months ended June 30, 2013 was principally the result of income from continuing operations of $442.9 million, an increase in accounts payable, accrued expenses, and income taxes of $1.4 billion, and non-cash items of $207.6 million, offset, in part, by an increase in accounts receivable of $835.7 million and an increase in merchandise inventories of $399.1 million.  Accounts receivable increased from September 30, 2012, reflecting the increased volume associated with our largest pharmacy benefit manager (“PBM”) customer contract, which became effective on October 1, 2012, and was offset in part by strong customer cash collections.  Additionally, while the payment terms in the PBM customer contract are favorable, they are longer than the payment terms in the previous contract.  As a result, there was a negative impact to our working capital in the nine months ended June 30, 2013.  We also increased our merchandise inventories at June 30, 2013 to support the increase in volume due to the PBM customer contract.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

Capital expenditures for the nine months ended June 30, 2014 and 2013 were $198.7 million and $137.9 million, respectively.  Significant capital expenditures in the nine months ended June 30, 2014 included infrastructure and technology-related costs to on-board the incremental Walgreens distribution volume, costs associated with building our new national distribution center, and other technology initiatives, including costs related to the further development of our enterprise resource planning (“ERP”) system.  We expect to spend approximately $275 million for capital expenditures during fiscal 2014.  Significant capital expenditures in the nine months ended June 30, 2013 included the purchase of one of our leased distribution facilities, technology initiatives including costs related to the further development of our ERP system, technology-related costs to on-board the incremental Walgreens’ distribution volume, and expansion costs related to one of ABDC’s facilities.

In June 2014, we invested $117.8 million to acquire a minority ownership interest in a pharmaceutical wholesaler in Brazil and to form a specialty joint venture with the same entity.  In May 2013, we divested AB and received $308.1 million of cash and divested ABCC and received $23.5 million of cash.

In May 2014, we issued our 2017 Notes and our 2024 Notes for total proceeds of $1.1 billion.  These proceeds were used to finance the early retirement of the 2015 Notes, including the payment of premiums and other costs, totaling $531.5 million.

During the nine months ended June 30, 2014 and 2013, we paid $570.6 million and $401.1 million, respectively, for purchases of our common stock.  During the nine months ended June 30, 2014 and 2013, we paid $211.4 million and $27.9 million to purchase Capped Calls to hedge the potential dilution associated with the Warrants upon their exercise.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated.  Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following:  changes in pharmaceutical market growth rates; the loss of one or more key customer or supplier relationships; the retention of key customer or supplier relationships under less favorable economics; changes in customer mix; customer delinquencies, defaults or insolvencies; supplier defaults or insolvencies; changes in branded and/or generic pharmaceutical manufacturers’ pricing and distribution policies or practices; adverse resolution of any contract or other dispute with customers or suppliers; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances, federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare, and the effect of such changes on AmerisourceBergen’s customers; changes in regulatory or clinical medical guidelines and/or labeling for the pharmaceutical products AmerisourceBergen distributes; price inflation in branded and generic pharmaceuticals and price deflation in generics; greater or less than anticipated benefit from launches of the generic versions of previously patented pharmaceutical products; significant breakdown or interruption of AmerisourceBergen’s information technology systems; AmerisourceBergen’s inability to realize the anticipated benefits of the implementation of an enterprise resource planning (ERP) system; interest rate and foreign currency exchange rate fluctuations; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; economic, business, competitive and/or regulatory developments in countries where AmerisourceBergen does business and/or operates outside of the United States; risks associated with the strategic, long-term relationship among Walgreen Co., Alliance Boots GmbH, and AmerisourceBergen, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents among the parties (including, among others, the distribution agreement or the generics agreement), an impact on AmerisourceBergen’s earnings per share resulting from the issuance of the warrants to subsidiaries of Walgreen Co. and Alliance Boots GmbH (the “Warrants”), an inability to realize anticipated benefits (including benefits resulting from participation in the Walgreens Boots Alliance Development GmbH joint venture), the disruption of AmerisourceBergen’s cash flow and ability to return value to its stockholders in accordance with its past practices, disruption of or changes in vendor, payer and customer relationships and terms, and the reduction of AmerisourceBergen’s operational, strategic or financial flexibility; the acquisition of businesses that do not perform as AmerisourceBergen expects or that are difficult for it to integrate or control; AmerisourceBergen’s inability to implement its hedging strategy to mitigate the potentially dilutive effect of the issuance of its common stock upon exercise of the Warrants, including its inability to repurchase shares of its common stock under its new share repurchase program due to its financial performance, the current and future share price of its common stock, its expected cash flows, competing priorities for capital, and overall market conditions; AmerisourceBergen’s inability to successfully complete any other transaction that it may wish to pursue from time to time; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen’s tax positions and/or AmerisourceBergen’s tax liabilities or adverse resolution of challenges to AmerisourceBergen’s tax positions; increased costs of maintaining, or reductions in AmerisourceBergen’s ability to maintain, adequate liquidity and financing sources; volatility and deterioration of the capital and credit markets; natural disasters or other unexpected events that affect AmerisourceBergen’s operations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting our business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2014 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

ITEM 1A.  Risk Factors

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	1,814,748	$64.65	1,814,748	$725,862,100
May 1 to May 31	964,234	$67.23	963,982	$1,311,050,005
June 1 to June 30	1,683,235	$72.08	1,683,235	$1,189,720,183
Total	4,462,217		4,461,965

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

4.1                       Third Supplemental Indenture, dated as of May 22, 2014, between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to Registrant’s 1.150% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

4.2                       Form of 1.150% Senior Notes due 2017 (incorporated by reference to Exhibit A to Third Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 1.150% Senior Notes due 2017, which is filed as Exhibit 4.1 to the Registrant’s Current Report on 8-K filed on May 22, 2014).

4.3                       Fourth Supplemental Indenture, dated as of May 22, 2014, between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to Registrant’s 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

4.4                       Form of 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit A to Fourth Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 3.400% Senior Notes due 2024, which is filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

10.1                        First Amendment to Revolving Credit Note, dated as of April 4, 2014, between AmerisourceBergen Corporation and Citizens Bank of Pennsylvania.

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32                        Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101                         Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 7, 2014	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

August 7, 2014	/s/ Tim G. Guttman
Tim G. Guttman
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

4.1

Third Supplemental Indenture, dated as of May 22, 2014, between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to Registrant’s 1.150% Senior Notes Due 2017 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

4.2

Form of 1.150% Senior Notes due 2017 (incorporated by reference to Exhibit A to Third Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 1.150% Senior Notes due 2017, which is filed as Exhibit 4.1 to the Registrant’s Current Report on 8-K filed on May 22, 2014).

4.3

Fourth Supplemental Indenture, dated as of May 22, 2014, between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to Registrant’s 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

4.4

Form of 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit A to Fourth Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant’s 3.400% Senior Notes due 2024, which is filed as Exhibit 4.1 to the Registrant’s Current Report on 8-K filed on May 22, 2014.

10.1	First Amendment to Revolving Credit Note, dated as of April 4, 2014, between AmerisourceBergen Corporation and Citizens Bank of Pennsylvania.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.