Form 10-K
period 2014-09-30
AMERISOURCEBERGEN CORP
filed 2014-11-25
CIK 1140859

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

          The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2014 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2014 was $12,186,712,842.

          The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2014 was 218,691,869.

Documents Incorporated by Reference

          Portions of the following document are incorporated by reference in the Part of this report indicated below:

          Part III — Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART I

ITEM 1.    BUSINESS

         As used herein, the terms "Company," "AmerisourceBergen," "we," "us," or "our" refer to AmerisourceBergen Corporation, a Delaware corporation.

         AmerisourceBergen Corporation is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain. More specifically, we distribute a comprehensive offering of brand-name and generic pharmaceuticals (including specialty pharmaceutical products), over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers located in the United States and select global markets, including chain retail and independent pharmacies, mail order pharmacies, acute care hospitals and health systems, physician practices, medical and dialysis clinics, long-term care and other alternate site pharmacies, and other customers. We also provide pharmacy services to certain specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including reimbursement and pharmaceutical consulting services, niche premium logistics services, inventory management, pharmacy automation, and pharmacy management.

Industry Overview

         Pharmaceutical sales in the United States, as recently estimated by IMS Healthcare, Inc. ("IMS"), an independent third party provider of information to the pharmaceutical and healthcare industry, are expected to grow approximately 6.4% annually from 2014 through 2018, primarily due to strong demand, favorable pricing, and new product introductions. IMS expects that generic pharmaceutical sales will grow faster than the overall market.

         In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States, and other industry trends, include:

         Aging Population. The number of individuals age 65 and over in the United States is expected to exceed 50 million by 2018 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.

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

         Increased Use of Generic Pharmaceuticals. A number of patents for widely used brand-name pharmaceutical products will continue to expire during the next several years. In addition, increased emphasis by managed care and other third party payors on utilization of generics has accelerated their growth. We consider the increase in generic usage a favorable trend because generic pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth. Generic pharmaceuticals currently account for approximately 85% of the prescription volume in the United States.

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

    With the rapid growth of generic pharmaceuticals in the U.S. market, we have introduced strategies to enhance our position in the generic marketplace, including the launch of our generic private label program based in Ireland. We source generics globally, offer a value-added generic formulary program to our healthcare provider customers, and monitor our customers' compliance with our generics program. We also provide data and other valuable services to our manufacturing customers, which includes the current expansion of our international presence into Switzerland, where we will lead our global manufacturer relations and commercialization strategy.

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

    Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; Good Neighbor Pharmacy Provider Network®, our managed care network, which connects our retail pharmacy customers to payor plans throughout the country and is the fourth-largest in the U.S.; generic product purchasing and private label services; hospital pharmacy consulting designed to improve operational efficiencies; and packaging solutions for institutional and retail healthcare providers.

    On March 18, 2013, we, Walgreen Co. ("Walgreens"), and Alliance Boots GmbH ("Alliance Boots") entered into various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and us, pursuant to which we will distribute branded and generic pharmaceutical products to Walgreens and an agreement that provides us the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between Walgreens and Alliance Boots. The increased volume associated with the distribution agreement improved our distribution center efficiency and our access to the joint venture is expected to continue to improve our purchasing power.

    In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our strategic growth plans.

  •
  Optimize and Grow Our Specialty Distribution and Service Businesses.  Our specialty pharmaceuticals business has a significant presence in this growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians and other healthcare providers, including hospitals and dialysis clinics, our specialty pharmaceuticals business is a well-developed platform for growth. We are a leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We also distribute plasma and other blood products, injectible pharmaceuticals and vaccines. Additionally, we are well-positioned to service and support many of the new biotechnology therapies that will be coming to market in the near future. We continue to seek opportunities to expand our offerings in specialty distribution and services.

    In fiscal 2014, we expanded globally by acquiring a minority ownership in Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil. In addition, we launched a joint venture with Profarma to provide enhanced specialty distribution and services to the Brazilian marketplace.

  •
  Optimize and Grow Our Manufacturer Services Businesses.  Our consulting service businesses help global pharmaceutical and biotechnology manufacturers commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies in supporting access to branded drugs. We also provide outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical companies. World Courier Group, Inc. ("World Courier"), is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens our service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America. We continue to seek opportunities to expand our offerings in consulting and other services.

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

Operations

         Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2014 are comprised of the Pharmaceutical Distribution reportable segment and Other.

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

         ABSG, through a number of operating businesses, provides pharmaceutical distribution and other services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty products. Additionally, ABSG provides third party logistics and outcomes research, and other services for biotechnology and other pharmaceutical manufacturers.

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

         Sales and Marketing. The majority of ABDC's sales force is led nationally, with regional focus and specialized by either healthcare provider type or size. Customer service representatives are centralized in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. ABDC's marketing organization designs and develops business management solutions for AmerisourceBergen healthcare provider customers. Tailored to specific groups, these programs can be further customized at the business unit or distribution facility level to adapt to local market conditions. ABDC's sales teams and marketing organization also serve national account customers through close coordination with local distribution centers and ensures that our customers are receiving service offerings that meet their needs. Our other operating segments each have independent sales forces and marketing organizations that specialize in their respective product and service offerings. In addition, we have a corporate marketing group that coordinates branding and other marketing activities across the Company.

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

         Our two largest customers, Walgreen Co. ("Walgreens") and Express Scripts, Inc. accounted for 28% and 18%, respectively, of our fiscal 2014 revenue. Our top 10 customers, including governmental agencies, represented approximately 58% of fiscal 2014 revenue. In addition, we have contracts with group purchasing organizations ("GPOs"), each of which functions as a purchasing agent on behalf of its members, who are healthcare providers. Approximately 8% of our revenue in fiscal 2014 was derived from our three largest GPO relationships. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations.

         Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2014. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are good. The 10 largest suppliers in fiscal 2014 accounted for approximately 49% of our purchases.

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

         We expect to continue to enhance and upgrade the ERP system. In addition, in an effort to comply with future pedigree and other supply chain custody requirements (see Risk Factor — Increasing governmental efforts to regulate the pharmaceutical supply channel may increase our costs and reduce our profitability), we expect to continue to make significant investments in our information systems.

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

Employees

         As of September 30, 2014, we had approximately 14,000 employees, of which approximately 13,000 were full-time employees. Approximately 2% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

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

         Federal insurance and health care reform legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance, including coverage for at least a portion of drug costs, through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. In addition, among other things, the Affordable Care Act changed the formula for federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to no less than 175% of the weighted average manufacturer price. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates.

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

Health Information and Privacy Practices

         The Health Information Portability and Accountability Act of 1996 ("HIPAA") and its accompanying federal regulations set forth privacy and security standards designed to protect the privacy of and provide for the security of individually identifiable health information, as such term is defined under the HIPAA regulations. Some of our businesses collect, maintain, and/or access individually identifiable health information and are subject to the HIPAA regulations. Our operations, depending on their location, may also be subject to state or foreign regulations affecting personal data protection and the manner in which information services or products are provided. Significant criminal and civil penalties may be imposed for violation of HIPAA standards and other such laws. We have a HIPAA compliance program to facilitate our ongoing effort to comply with the HIPAA regulations.

         Enacted in 2009, the American Recovery and Reinvestment Act ("ARRA") strengthens federal privacy and security provisions to protect individually identifiable health information. A section of the ARRA known as the Health Information Technology for Economic and Clinical Health Act ("HITECH Act") strengthened certain aspects of the HIPAA privacy and security rules, imposed new notification requirements related to health data security breaches, broadened the rights of the U.S. Department of Health and Human Services ("HHS") to enforce HIPAA, and directed HHS to publish more specific security standards. On January 25, 2013, the Office for Civil Rights of HHS published the HIPAA omnibus final rule ("HIPAA Final Rule"), which amended certain aspects of the HIPAA privacy, security and enforcement rules pursuant to the HITECH Act, extending certain HIPAA obligations to business associates and their subcontractors. Certain components of our business act as "business associates" within the meaning of HIPAA and are subject to these additional obligations under the HIPAA Final Rules.

         Some of our businesses collect, maintain, and/or access other sensitive personal information that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act and the regulations implemented thereunder. Security and disclosure of personal information is also highly regulated in many other countries in which we operate, which regulations continue to evolve.

         There can be no assurances that compliance with these requirements will not impose new costs on our business.

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

         The distribution of pharmaceuticals and related healthcare solutions is highly competitive. We compete with two national wholesale distributors of pharmaceuticals, McKesson and Cardinal; regional and local distributors of pharmaceuticals; national generic distributors; chain drugstores that warehouse their own pharmaceuticals; manufacturers that distribute their products directly to customers; specialty distributors; and re-packaging and healthcare technology companies (see "Competition" on page 5). If we were forced by competition to reduce our prices or offer more favorable payment or other terms, our results of operations or liquidity could be adversely affected. In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this trend continues among our customers and suppliers, it could give the resulting enterprises greater bargaining power, which may lead to greater pressure to reduce prices for our products and services.

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

         Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Interest rate fluctuations, financial market volatility or credit market disruptions may also negatively affect our customers' ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions may also increase our costs. If the economic conditions in the United States or in the countries where we do business do not improve or deteriorate, our results of operations or financial condition could be adversely affected.

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

     Our revenue and results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a significant customer.

         Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. At September 30, 2014, our two largest trade receivable balances due from customers represented approximately 42% and 13% of accounts receivable, net.

     Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer.

         Walgreens Co. ("Walgreens") accounted for 28% of our revenue in fiscal 2014. Express Scripts accounted for 18% of our revenue in fiscal 2014. Our top ten customers, including governmental agencies, represented approximately 58% of fiscal 2014 revenue. We also have contracts with group purchasing organizations ("GPOs"), each of which functions as a purchasing agent on behalf of its members, who are hospitals, pharmacies or other healthcare providers. Approximately 8% of our revenue in fiscal 2014 was derived from our three largest GPO relationships. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows.

     If Walgreens and/or Alliance Boots GmbH ("Alliance Boots") exercise their rights to purchase our common stock pursuant to the warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

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

         In March 2013, we entered into a ten-year distribution agreement with Walgreens to act as its primary wholesale distribution source with respect to branded and generic prescription drugs. Beginning September 1, 2013, we became the supplier of Walgreens' branded prescription drugs. In fiscal year 2014, we began to distribute to Walgreens generic pharmaceutical products. As of September 30, 2014, we are Walgreens' primary distributor of branded and generic pharmaceuticals. If Walgreens' operations are seriously disrupted for any reason, whether by natural disaster, labor disruption, regulatory or governmental action, or otherwise, it could adversely affect our business and our sales and profitability. If our operations are seriously disrupted for any reason, we may have an obligation to pay or credit Walgreens for failure to supply products. In addition, upon the expiration or termination of the agreement, there can be no assurance that we or Walgreens will be willing to renew the agreement or enter into a new agreement, on terms favorable to us or at all.

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

         We entered into the arrangement with Walgreens and Alliance Boots with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, cost savings and operating efficiencies, innovation and sharing of best practices. The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming. Many of the anticipated benefits and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Achieving the anticipated benefits from the arrangement is subject to a number of significant challenges and uncertainties, including: the possibility of faulty assumptions underlying expectations, processes or initiatives, or the inability to realize and/or delays in realizing potential benefits, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits resulting from participation in Walgreens Boots Alliance Development, GmbH, a global sourcing joint venture between Walgreens and Alliance Boots, due to the inability of the joint venture to negotiate successfully with generic manufacturers or otherwise to perform as expected; the potential disruption of our plans and operations as a result of this strategic arrangement, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; the potential changes in supplier and customer relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; and whether the unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner.

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

         The healthcare industry in the United States is highly regulated at the federal and state levels. There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy and departments of health and the FDA, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system ("pedigree tracking"). Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies.

         In recent years, some states have passed or proposed laws and regulations, including laws and regulations that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution.

         At the federal level, final regulations issued pursuant to the Prescription Drug Marketing Act became effective in December 2006. The FDA regulations impose pedigree tracking and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace and/or authentication technologies that leverage data carriers applied by the manufacturer to the sellable units and cases. The FDA is also required to develop a standardized numerical identifier ("SNI"). In March 2010, FDA issued guidance regarding the development of SNIs for prescription drug packages in which the FDA identified package-level SNIs, as an initial step in the FDA's development of additional measures to secure the drug supply chain. In November 2013, Congress passed the Drug Quality and Security Act ("DQSA"). The DQSA establishes federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug track and trace system.

         Complying with these pedigree tracking and other supply chain custody requirements will increase our costs and could otherwise significantly affect our results of operations.

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

         The DEA, FDA, and various other federal and state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. Government authorities may from time to time investigate whether we are in compliance with various security and operating standards applicable to the distribution of controlled substances including whether we are adequately detecting and preventing the illegal diversion of controlled substances. We have received, and may in the future receive, requests for information and subpoenas from the DEA, various United States Attorneys' Offices of the United States Department of Justice, and/or state regulatory agencies related to our distribution of controlled substances or our order monitoring program, which is designed to prevent or detect the illegal diversion of controlled substances. We generally respond to such subpoenas and requests in a thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil, criminal, or regulatory legal proceedings against the Company, as well as to settlements, which can be material.

         The DEA, FDA and other federal and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers' licenses to distribute pharmaceutical products (including controlled substances), seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.

     Legal, regulatory and legislative changes may adversely affect our business and results of operations.

         Both our business and our customers' businesses may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined. Additionally, on occasion, price increases on certain branded and generic pharmaceuticals have been the subject of U.S. Congressional inquiries. Any regulation impacting pharmaceutical pricing could adversely affect our operations.

         Federal insurance and health care reform legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance coverage, including coverage for at least a portion of drug costs through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates. Given the scope of the changes made by the Affordable Care Act and the ongoing implementation efforts, we cannot predict the impact of every aspect of the new law on our operations.

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

         CMS has been conducting a national survey of pharmacies to create a national database of average actual pharmacy acquisition costs, the results of which states may use to determine state-specific pharmaceutical reimbursement rates. CMS uses pharmacies' invoiced drug acquisition costs as reported in the surveys to calculate the National Average Drug Acquisition Cost ("NADAC"). CMS has begun posting final NADAC files, which are updated on a weekly and monthly basis to reflect survey results. There can be no assurances that state pharmaceutical rates derived from this new survey data will not result in lower Medicaid reimbursement levels or lead to other payers reducing their reimbursement levels that could adversely impact our business.

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

         ABSG sells specialty drugs directly to physicians and community oncology practices and provides a number of services to or through physicians. Drugs that are administered in a physician's office, such as drugs that are infused or injected, are typically covered under Medicare Part B. Declining reimbursement rates for Medicare Part B drugs and other economic factors have caused a number of physician practices, including some of our customers, to move from private practice to hospital settings, where they may purchase their specialty drugs under hospital prime vendor arrangements rather than from specialty distributors like ABSG. This trend may continue due to various factors, including legislative and regulatory requirements that affect how CMS calculates average sales price for Medicare Part B drugs, as well as expansion and regulation of the Public Health Services 340B drug discount program. Federal changes in drug reimbursement policy could continue to reduce Medicare reimbursement rates for some Part B drugs, which could accelerate the trend of physician practices moving to or being acquired by hospitals, and could also indirectly impact the prices we can charge our customers for pharmaceuticals and result in corresponding declines in ABSG's profitability. Any future reductions in the rate of reimbursement for drugs covered under Medicare Part B or physician services under Medicare could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare reimbursement or policy changes, if adopted, would not have an adverse effect on our business.

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

         Our operations in jurisdictions outside of the United States are subject to various risks inherent in global operations. We currently have operations in over 50 countries worldwide. We may consider additional foreign acquisitions in the future, which may carry operational risks in addition to the risks of acquisition (as described above). At any particular time, our global operations may be affected by local political changes and local economic environments, including inflation, recession, currency volatility, and competition. The realization of any of these factors could adversely affect our business, financial position, and results of operations.

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

         Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

     Risks generally associated with data privacy regulation and the international transfer of personal data.

         We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these foreign data privacy regulations are more stringent than those in the United States. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.

     Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

         We are a large corporation with operations in the United States and select global markets. As such, we are subject to tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, various legislative initiatives, such as the repeal of last-in, first-out ("LIFO"), treatment, may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. We believe that our historical tax positions are consistent with applicable laws, regulations, and existing precedent. In addition, United States federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

     Natural disasters or other unexpected events may disrupt our operations and may adversely affect our results of operations and financial condition.

         The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the U.S. or in other countries in which we operate or are located could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers, temporary or long-term disruption in the supply of products, delay in the delivery of products to our distribution centers and/or disruption of our ability to deliver products to customers. Existing insurance arrangements may not provide protection for all of the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Any long-term disruption in our ability to service our customers from one or more distribution centers could have a material adverse effect on our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.    PROPERTIES

         As of September 30, 2014, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. In the aggregate, our facilities occupy approximately 9 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2040.

         We lease approximately 185,000 square feet in Chesterbrook, Pennsylvania for our corporate and ABDC headquarters.

         We have 25 full-service ABDC wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 53,000 square feet to 395,000 square feet, with an aggregate of approximately 4.7 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, Colorado, Florida, Hawaii, Minnesota, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas and Virginia.

         As of September 30, 2014, the Specialty Group's operations were conducted in 16 locations, two of which are owned, comprising approximately 1.1 million square feet. The Specialty Group's largest leased facility consisted of approximately 273,000 square feet. Its headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, Nevada, and Ohio.

         As of September 30, 2014, the Consulting Group's operations were conducted in 8 leased locations, comprising approximately 614,000 square feet. The Consulting Group's operations are primarily located in North Carolina and California.

         As of September 30, 2014, World Courier's office and operating facilities are located in over 50 countries throughout the world. Most of the facilities are leased. Significant owned facilities are located in New York, and internationally in Germany, Japan, Singapore, and South Africa.

         We consider all of our operating and office properties to be in satisfactory condition.

ITEM 3.    LEGAL PROCEEDINGS

         Legal proceedings in which we are involved are discussed in Note 12 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

         None.

 EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of our principal executive officers and their ages and positions as of November 15, 2014.

Name	Age	Current Position with the Company
Steven H. Collis	53	President and Chief Executive Officer
June Barry	63	Executive Vice President, Human Resources
John G. Chou	58	Executive Vice President and General Counsel
Gina K. Clark	57	Executive Vice President and Chief Marketing Officer
Dale Danilewitz	52	Executive Vice President and Chief Information Officer
James D. Frary	42	Executive Vice President AmerisourceBergen Corporation, and President AmerisourceBergen Specialty Group
Tim G. Guttman	55	Executive Vice President and Chief Financial Officer
Peyton R. Howell	47	Executive Vice President, AmerisourceBergen Corporation, and President Global Sourcing & Manufacturer Relations
Lawrence Marsh	54	Executive Vice President of New Market Development and Chief Strategy Officer
David W. Neu	57	Executive Vice President and President, AmerisourceBergen Drug Corporation

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

         Ms. Barry became Executive Vice President, Human Resources in November 2014. Ms. Barry joined the Company in February 2010 as Senior Vice President, Human Resources. Prior to joining the Company, she was the Senior Vice President of Human Resources for TD Bank, N.A., from 2006 to 2010.

         Mr. Chou has been General Counsel of the Company since January 2007 and Executive Vice President of the Company since August 2011. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He has served as Secretary of the Company from February 2006 to May 2012. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 12 years.

         Ms. Clark became Executive Vice President and Chief Marketing Officer in November 2014. Ms. Clark was named Senior Vice President and Chief Marketing Officer in June 2011. She previously served as Senior Vice President of Marketing and Business Development for AmerisourceBergen Specialty Group from January 2007 to June 2011. Prior to joining the Company, she worked in executive leadership roles at Premier Inc. and HealthSouth, including Senior Vice President of Marketing and Alliance Relations, Group Vice President of Relationship Management, and Senior Vice President of Managed Care and National Contracting.

         Mr. Danilewitz became Executive Vice President and Chief Information Officer in November 2014. Mr. Danilewitz has been Senior Vice President and Chief Information Officer since June 2012. He served as Chief Information Officer of AmerisourceBergen Specialty Group from March 1999 to May 2012. Prior to joining the Company, he held management positions within American Airlines and The Sabre Group. He also worked for Whirlpool Corporation in the Advanced Technology Group.

         Mr. Frary became Executive Vice President, AmerisourceBergen Corporation, and President, AmerisourceBergen Specialty Group in November 2014. Mr. Frary was named Senior Vice President and President, AmerisourceBergen Specialty Distribution and Services in April 2010. He was Regional Vice President, East Region, of AmerisourceBergen Drug Corporation from October 2007 to April 2010, and Associate Regional Vice President, East Region, from May 2007 to September 2007. Before joining the Company, Mr. Frary was a Principal in Mercer Management Consulting's Strategy Group.

         Mr. Guttman became Executive Vice President and Chief Financial Officer in November 2014. Mr. Guttman was named Senior Vice President and Chief Financial Officer in May 2012. He served as Acting Chief Financial Officer from February 2012 to May 2012. He was Vice President and Corporate Controller from August 2002 to May 2012. Mr. Guttman has been employed by the Company for 12 years.

         Ms. Howell became Executive Vice President, AmerisourceBergen Corporation, and President, Global Sourcing & Manufacturer Relations in November 2014. Ms. Howell has been Senior Vice President and President, Global Sourcing and Manufacturer Relations since December 2012. She served as Senior Vice President, Business Development and President of AmerisourceBergen Consulting Services from May 2010 to December 2012. She was President of Consulting Services and Health Policy, AmerisourceBergen Specialty Group from October 2007 to May 2010. She was President of Lash Group and AmerisourceBergen Specialty Group Manufacturer Services from November 1999 to October 2007. Ms. Howell has been employed by the Company or one of its predecessors for 23 years.

         Mr. Marsh became Executive Vice President of New Market Development and Chief Strategy Officer in November 2014. He was Senior Vice President, New Market Development and Chief Strategy Officer from November 2012 to November 2014. Before joining the Company, Mr. Marsh was a Managing Director in Equity Research at Barclays Capital from 2008 to 2012.

         Mr. Neu became Executive Vice President and President, AmerisourceBergen Drug Corporation in November 2014. Mr. Neu was named Senior Vice President and President, AmerisourceBergen Drug Corporation in April 2011. He served as Senior Vice President, Drug Operations for AmerisourceBergen Drug Corporation from February 2010 to April 2011. He was Senior Vice President, Retail for AmerisourceBergen Drug Corporation from 2001 to 2010. Mr. Neu has been employed by the Company or one of its predecessors for 32 years.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2014, there were 2,978 record holders of the Company's common stock. The following table sets forth the high and low closing sale prices of the Company's common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2014
First Quarter	$70.89	$61.19
Second Quarter	$71.38	$64.11
Third Quarter	$73.66	$62.83
Fourth Quarter	$78.33	$72.70
Fiscal Year Ended September 30, 2013
First Quarter	$43.91	$38.99
Second Quarter	$51.45	$43.40
Third Quarter	$56.30	$51.64
Fourth Quarter	$62.23	$54.83

         In November 2012, our board of directors increased the quarterly dividend by 62% from $0.13 to $0.21 per share. In November 2013, our board of directors increased the quarterly dividend by 12% from $0.21 to $0.235 per share. In November 2014, our board of directors increased the quarterly dividend by 23% from $0.235 per share to $0.29 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

         Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 30170, College Station, TX 77842; (telephone): Domestic 1-877-296-3711, Domestic TDD 1-800-231-5469, International 1-201-680-6578 or International TDD 1-201-680-6610; and (internet) www.computershare.com.

 ISSUER PURCHASES OF EQUITY SECURITIES

         The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	—	$—	—	$1,113,019,673
November 1 to November 30	171,237	$69.45	171,237	$1,101,126,416
December 1 to December 31	111,740	$69.39	111,740	$1,093,372,329
January 1 to January 31	1,396,563	$67.42	1,396,563	$999,218,151
February 1 to February 28	626,292	$65.43	529,849	$964,796,731
March 1 to March 31	1,851,371	$65.69	1,851,185	$843,187,956
April 1 to April 30	1,814,748	$64.65	1,814,748	$725,862,100
May 1 to May 31	964,234	$67.23	963,982	$1,311,050,005
June 1 to June 30	1,683,235	$72.08	1,683,235	$1,189,720,183
July 1 to July 31	58,401	$72.48	58,401	$1,185,487,438
August 1 to August 31	127	$77.39	—	$1,185,487,438
September 1 to September 30	2,744,379	$77.32	2,744,379	$973,291,159

Total	11,422,327	$69.72	11,325,319

(a)
In November 2012, the Company announced a program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2013, the Company purchased 8.1 million shares for $387.0 million under the program. During the fiscal year ended September 30, 2014, the Company purchased 5.5 million shares for $363.0 million to close this program.

(b)
In August 2013, the Company announced a program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2014, the Company purchased 2.4 million shares for $174.7 million under the program. The Company had $575.3 million remaining under this program as of September 30, 2014.

(c)
In May 2014, the Company announced a special program to purchase up to $650 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2014, the Company purchased 3.4 million shares for $252.0 million under this program. The Company had $398.0 million remaining under this special share repurchase program as of September 30, 2014.

(d)
Employees surrendered 97,008 shares during the fiscal year ended September 30, 2014 to meet minimum tax-withholding obligations upon vesting of restricted stock.

 STOCK PERFORMANCE GRAPH

         This graph depicts the Company's five year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2009 to September 30, 2014. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2009. The points on the graph represent fiscal year-end index levels based on the last trading day in each fiscal quarter. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*
$100 invested on September 30, 2009 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 23.

	As of or for the Fiscal Year Ended September 30,
	2014(a)	2013(b)	2012(c)	2011(d)	2010(e)
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$119,569,127	$87,959,167	$78,080,806	$78,695,659	$76,496,106
Gross profit	2,982,366	2,507,819	2,634,686	2,458,977	2,278,421
Operating expenses	2,203,482	1,609,420	1,331,071	1,269,457	1,191,083
Operating income	778,884	898,399	1,303,615	1,189,520	1,087,338
Interest expense, net	76,862	73,897	92,569	76,148	71,790
Income from continuing operations	284,030	493,435	761,361	697,495	626,939
Net income	276,484	433,707	718,986	706,624	636,748
Earnings per share from continuing operations — diluted	$1.21	$2.10	$2.96	$2.51	$2.18
Earnings per share — diluted	$1.17	$1.84	$2.80	$2.54	$2.22
Cash dividends declared per common share	$0.94	$0.84	$0.52	$0.43	$0.32
Weighted average common shares outstanding — diluted	235,405	235,345	256,903	277,717	287,246
Balance Sheet Data:
Cash and cash equivalents	$1,808,513	$1,231,006	$1,066,608	$1,825,990	$1,658,182
Accounts receivable, net	6,312,883	6,051,920	3,784,619	3,675,980	3,674,054
Merchandise inventories	8,593,852	6,981,494	5,472,010	5,320,220	5,103,719
Property and equipment, net	899,582	803,561	743,684	663,623	598,840
Total assets	21,532,183	18,918,638	15,442,256	14,983,398	14,434,790
Accounts payable	15,592,834	13,335,792	9,492,589	9,066,768	8,706,605
Long-term debt, including current portion	1,995,632	1,396,606	1,395,931	1,343,101	1,342,633
Stockholders' equity	1,956,899	2,319,745	2,454,842	2,867,585	2,954,244
Total liabilities and stockholders' equity	$21,532,183	$18,918,638	$15,442,256	$14,983,398	$14,434,790

(a)
Includes $397.5 million of Warrant expense, net of income tax benefit of $25.2 million, $214.6 million of LIFO expense, net of income tax benefit of $133.4 million, $20.3 million of loss on early retirement of debt, net of income tax benefit of $12.7 million, $5.1 million of employee severance, litigation and other costs, net of income tax benefit of $3.1 million, and a $15.1 million gain from antitrust litigation settlements, net of income tax expense of $9.3 million.

(b)
Includes $169.8 million of LIFO expense, net of income tax benefit of $107.2 million, $76.3 million of Warrant expense, net of income tax benefit of $13.7 million, $14.7 million of employee severance, litigation and other costs, net of income tax benefit of $8.8 million and a $14.3 million gain from antitrust litigation settlements, net of income tax expense of $8.6 million.

(c)
Includes $26.5 million of employee severance, litigation and other costs, net of income tax benefit of $17.6 million and a $9.1 million gain from antitrust litigation settlements, net of income tax expense of $5.7 million.

(d)
Includes $16.6 million of employee severance, litigation and other costs, net of income tax benefit of $7.0 million, an intangible asset impairment charge of $4.1 million, net of income tax benefit of $2.4 million, and a $1.3 million gain from antitrust litigation settlements, net of income tax expense of $0.8 million.

(e)
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

         ABSG, through a number of operating businesses, provides pharmaceutical distribution and other services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty products. Additionally, ABSG provides third party logistics and outcomes research, and other services for biotechnology and other pharmaceutical manufacturers.

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

    Results of Operations

Year ended September 30, 2014 compared with Year ended September 30, 2013

Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2014	2013	Change
Pharmaceutical Distribution	$117,383,967	$86,063,531	36.4%
Other	2,449,149	2,087,968	17.3%
Intersegment eliminations	(263,989)	(192,332)	37.3%

Revenue	$119,569,127	$87,959,167	35.9%

         Revenue increased 35.9% from the prior fiscal year. This increase was largely due to the revenue growth of Pharmaceutical Distribution and, to a lesser extent, the revenue growth of Other.

         We currently expect our revenue in fiscal 2015 to increase between 7% and 8%. Our expected growth rate is driven in part by a full year of generic drug distribution to Walgreens, which was phased in during fiscal 2014. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

    Pharmaceutical Distribution Segment

         The Pharmaceutical Distribution segment grew its revenue by 36.4% from the prior fiscal year. Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. These revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC's facilities. Total intrasegment revenues were $4.2 billion and $3.4 billion in the fiscal years ended September 30, 2014 and 2013, respectively.

         ABDC's revenue of $101.9 billion increased 42.0% from the prior fiscal year (before intrasegment eliminations). The increase in ABDC's revenue was primarily due to increased sales to Walgreens of $25.0 billion in the fiscal year ended September 30, 2014, and increased sales (including new Hepatitis C drugs) to some of our other larger customers.

         ABSG's revenue of $19.6 billion increased 11.1% from the prior fiscal year (before intrasegment eliminations) primarily due to increased sales of certain specialty products and growth in its blood products, vaccine, and specialty distribution businesses. The specialty distribution business continues to benefit from sales of an ophthalmology drug.

         A portion of ABSG's revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology. Under federal sequestration legislation, Medicare physician reimbursement rates for Part B drugs were reduced on April 1, 2013. Community oncologists and other specialty physicians that administer drugs under Medicare Part B continue to be impacted by lower reimbursement rates for specialty pharmaceutical drugs. As a result, some physician practices continue to consider consolidating or selling their businesses to hospitals. While we service the needs of many hospitals, the continuing shift in this service channel has reduced oncology revenue. (Refer to item 1A. Risk Factors, in this report, for a more detailed description of this business risk.) ABSG's business may continue to be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians. Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in additional revenue reductions.

         A number of our contracts with customers or group purchasing organizations ("GPOs") are typically subject to expiration each year. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2014, no significant contracts expired. Over the next twelve months, only one significant contract is scheduled to expire. Our contract with Express Scripts, Inc. ("Express Scripts") expires in September 2015. However, it is subject to an automatic one year renewal at the election of Express Scripts. Express Scripts accounted for 18% of our revenue in fiscal 2014. Our revenue, results or operations, and cash flows will be negatively impacted if the Express Scripts contract is not renewed or the terms of the renewed contract are less favorable than the existing contract.

    Other

         Revenue in Other increased 17.3% from the prior fiscal year primarily due to our distribution business within ABCS, which benefited from the launch of two new products in the middle of the prior fiscal year. Increased revenue from World Courier also contributed to the fiscal 2014 revenue growth.

Gross Profit

	Fiscal year ended September 30,
(dollars in thousands)	2014	2013	Change
Pharmaceutical Distribution	$2,771,190	$2,272,792	21.9%
Other	534,803	489,145	9.3%
Gains on antitrust litigation settlements	24,436	22,883
LIFO expense	(348,063)	(277,001)

Gross profit	$2,982,366	$2,507,819	18.9%

         Gross profit increased 18.9%, or $474.5 million, from the prior fiscal year.

         Pharmaceutical Distribution gross profit increased 21.9%, or $498.4 million, from the prior fiscal year. This increase was primarily due to the higher brand and generic sales volume to Walgreens, brand and generic price appreciation, and the growth of our non-community oncology specialty distribution businesses. Gross profit in fiscal 2014 also benefited from income resulting from our participation in the Walgreens and Alliance Boots procurement joint venture. As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.36% in the fiscal year ended September 30, 2014 decreased 28 basis points from the prior fiscal year. The Pharmaceutical Distribution gross profit margin decline was primarily due to a significant increase in lower margin business with Walgreens and some of our other larger customers and competitive pressures on customer margins.

         Gross profit in Other increased 9.3%, or $45.7 million, from the prior fiscal year. The increase in gross profit was primarily due to improved gross margin in World Courier and higher revenue in ABCS' distribution business. As a percentage of revenue, gross profit margin in Other of 21.84% decreased from 23.43% in the prior fiscal year. This decrease was primarily due to an increase in ABCS' distribution revenue, which has a lower gross profit margin in comparison to other businesses within Other. These decreases were offset, in part, by increases in the gross profit margin of World Courier.

         We recognized gains of $24.4 million and $22.9 million from antitrust litigation settlements with pharmaceutical manufacturers during the fiscal years ended September 30, 2014 and 2013, respectively. The gains were recorded as reductions to cost of goods sold. We are unable to estimate future gains, if any, that we will recognize as a result of antitrust litigation settlements (see Note 13 of the Notes to Consolidated Financial Statements).

         Our cost of goods sold includes a last-in, first-out ("LIFO") provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. We recorded LIFO expense of $348.1 million and $277.0 million in the fiscal years ended September 30, 2014 and 2013, respectively.

Operating Expenses

	Fiscal year ended September 30,
(dollars in thousands)	2014	2013	Change
Distribution, selling and administrative	$1,587,261	$1,333,712	19.0%
Depreciation and amortization	185,290	162,186	14.2%
Warrants	422,739	90,055
Employee severance, litigation and other	8,192	23,467

Total operating expenses	$2,203,482	$1,609,420	36.9%

         Distribution, selling and administrative expense increased 19.0%, or $253.5 million, from the prior fiscal year, primarily due to the on-boarding of our distribution agreement with Walgreens. More specifically, expenses related to payroll, information technology, and delivery were higher in the current fiscal year.

         Depreciation expense increased from the prior fiscal year due to an increase in the amount of capital projects being depreciated. Amortization expense was comparable to the prior fiscal year.

         Warrant expense was $422.7 million and $90.1 million in the fiscal years ended September 30, 2014 and 2013, respectively. The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with Walgreens and Alliance Boots. Future warrant expense could fluctuate significantly. Refer to the Critical Accounting Policies and Estimates — Warrants on page 33 for a more detailed description of the accounting for the Warrants.

         Employee severance, litigation and other for the fiscal year ended September 30, 2014 included $6.3 million of deal-related transaction costs and $1.9 million of employee severance and other costs. Employee severance, litigation and other for the fiscal year ended September 30, 2013 included $23.0 million of deal-related transaction costs (primarily related to professional fees with respect to the Walgreens and Alliance Boots transaction) and $0.5 million of employee severance and facility closure costs.

         As a percentage of revenue, operating expenses were 1.84% in fiscal 2014, up 1 basis point from the prior fiscal year. This increase was primarily due to the larger Warrant expense in the current fiscal year, offset, in part, by economies of scale as a result of the increased revenue provided by the Walgreens distribution agreement.

Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2014	2013	Change
Pharmaceutical Distribution	$1,405,992	$1,162,352	21.0%
Other	150,617	128,074	17.6%

Total segment operating income	1,556,609	1,290,426	20.6%
Gains on antitrust litigation settlements	24,436	22,883
LIFO expense	(348,063)	(277,001)
Acquisition related intangibles amortization	(23,167)	(24,387)
Warrant expense	(422,739)	(90,055)
Employee severance, litigation and other	(8,192)	(23,467)

Operating income	$778,884	$898,399	-13.3%

         Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; warrant expense and employee severance, litigation and other.

         Pharmaceutical Distribution operating income increased 21.0%, or $243.6 million, from the prior fiscal year due to the increase in gross profit, offset in part by the increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution operating income margin declined 15 basis points from the prior fiscal year due to a significant increase in lower margin business with Walgreens and some of our other larger customers.

         Operating income in Other increased 17.6%, or $22.5 million, primarily due to the increase in gross profit of World Courier.

         Interest expense, interest income, and the respective weighted average interest rates in fiscal 2014 and 2013 were as follows (in thousands):

	2014		2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$77,703	3.84%	$75,048	4.72%
Interest income	(841)	0.27%	(1,151)	0.33%

Interest expense, net	$76,862		$73,897

         Interest expense, net increased 4.0%, or $3.0 million, from the prior fiscal year due to an increase of $261.3 million in fixed rate average borrowings, due to the May 2014 issuance of our $600 million, 1.15% senior notes and our $500 million, 3.40% senior notes, offset in part by the repayment of our $500 million, 5.875% senior notes in June 2014. In addition, variable rate average borrowings increased $88.1 million to fund seasonal working capital needs and the on-boarding of the Walgreens business.

         Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash.

         During fiscal 2014, we recorded a $33.0 million loss resulting from the early retirement of our $500 million, 5.875% senior notes due September 2015 (See Liquidity and Capital Resources).

         A significant portion of Warrant expense is not tax deductible. As a result, income taxes in fiscal 2014 reflect an effective tax rate of 57.8%, compared to 40.2% in the prior fiscal year. The fluctuation in our effective tax rate was the result of changes in the valuation of the Warrants for financial reporting purposes.

         Income from continuing operations of $284.0 million decreased 42.4% from the prior fiscal year. Diluted earnings per share from continuing operations of $1.21 decreased 42.4% from $2.10 in the prior fiscal year. These declines were primarily due to the increases in Warrant and LIFO expenses and the loss on the early retirement of debt.

         Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of AndersonBrecon ("AB") and AmerisourceBergen Canada Corporation ("ABCC"). The loss in the fiscal year ended September 30, 2013 includes a goodwill impairment charge and the loss on the sale of ABCC. This loss is net of a gain on the sale of AB.

Year ended September 30, 2013 compared with Year ended September 30, 2012

Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2013	2012	Change
Pharmaceutical Distribution	$86,063,531	$76,689,550	12.2%
Other	2,087,968	1,575,738	32.5%
Intersegment eliminations	(192,332)	(184,482)	4.3%

Revenue	$87,959,167	$78,080,806	12.7%

         Revenue of $88.0 billion in fiscal 2013 increased 12.7% from the prior fiscal year. This increase was due to the revenue growth of both Pharmaceutical Distribution and Other.

    Pharmaceutical Distribution Segment

         The Pharmaceutical Distribution segment grew its revenue by 12.2% from the prior fiscal year. Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. These revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC's facilities. Total intrasegment revenues were $3.4 billion and $2.6 billion in the fiscal years ended September 30, 2013 and 2012, respectively.

         ABDC's revenue of $71.8 billion increased 14.1% from the prior fiscal year (before intrasegment eliminations). The increase in ABDC's revenue was primarily due to increased sales to Express Scripts of $7.5 billion and Walgreens of $2.9 billion in the fiscal year ended September 30, 2013. The increased sales were offset in part by the loss of a food and drug retail group purchasing organization ("GPO") customer, which resulted in a $1.7 billion decrease in revenue in the fiscal year ended September 30, 2013. Additionally, revenue was favorably impacted by an increase in brand-name pharmaceutical prices and was unfavorably impacted by an increase in the use of lower priced generic pharmaceuticals. The increased use of generic pharmaceuticals was the result of over 30 brand to generic conversions in fiscal 2012.

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

    Other

         Revenue in Other increased $512.2 million from the prior fiscal year primarily due to the $271.1 million incremental revenue contributions from World Courier, which was acquired in April 2012.

Gross Profit

	Fiscal year ended September 30,
(dollars in thousands)	2013	2012	Change
Pharmaceutical Distribution	$2,272,792	$2,323,217	-2.2%
Other	489,145	297,362	64.5%
Gains on antitrust litigation settlements	22,883	14,813
LIFO expense	(277,001)	(706)

Gross profit	$2,507,819	$2,634,686	-4.8%

         Gross profit decreased 4.8%, or approximately $126.9 million, from the prior fiscal year.

         Pharmaceutical Distribution gross profit decreased 2.2%, or approximately $50.4 million, from the prior fiscal year. This decrease was primarily due to the lower gross profit related to the Express Scripts contract, the loss of a food and drug retail GPO customer, the lower number of generic launches, and the reduced contribution from sales of certain specialty oncology drugs. This decrease was offset, in part, by stronger price appreciation related to generic drugs and the growth of our non-oncology specialty distribution businesses. As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.64% in the fiscal year ended September 30, 2013 decreased 39 basis points from the prior fiscal year. The Pharmaceutical Distribution gross profit margin decline in the fiscal year ended September 30, 2013 was primarily due to lower gross profit margin related to the current Express Scripts contract, the loss of a food and drug retail GPO customer, and competitive pressures on customer margins.

         Gross profit in Other increased by $191.8 million in the fiscal year ended September 30, 2013. The increase in gross profit was primarily due to the $161.3 million incremental contributions made by our fiscal 2012 acquisition of World Courier. As a percentage of revenue, gross profit margin in Other of 23.43% in the fiscal year ended September 30, 2013 increased from 18.87% in the prior fiscal year. This increase was primarily due to the gross profit contributions from our fiscal 2012 acquisition of World Courier.

         In fiscal 2013, we recognized a gain of $22.9 million from antitrust litigation settlements with pharmaceutical manufacturers, in comparison to a gain of $14.8 million in the prior fiscal year. These gains were recorded as reductions to cost of goods sold.

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

         Distribution, selling and administrative expense in fiscal 2013 increased 15.7%, or approximately $181.2 million, from the prior fiscal year, primarily due to the incremental operating costs of our fiscal 2012 acquisition of World Courier and additional costs to support the on-boarding of our distribution agreement with Walgreens.

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

Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2013	2012	Change
Pharmaceutical Distribution	$1,162,352	$1,254,386	-7.3%
Other	128,074	97,716	31.1%

Total segment operating income	1,290,426	1,352,102	-4.6%
Gains on antitrust litigation settlements	22,883	14,813
LIFO expense	(277,001)	(706)
Acquisition related intangibles amortization	(24,387)	(18,454)
Warrant expense	(90,055)	—
Employee severance, litigation and other	(23,467)	(44,140)

Operating income	$898,399	$1,303,615	-31.1%

         Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; warrant expense; and employee severance, litigation and other.

         Pharmaceutical Distribution operating income decreased 7.3%, or $92.0 million from the prior fiscal year. As a percentage of revenue, Pharmaceutical Distribution operating income margin was 1.35% and 1.64% in fiscal 2013 and 2012, respectively. The 29 basis point decline in Pharmaceutical Distribution operating margin from the prior fiscal year was due to decreased contributions from generic launches, a shift in customer mix towards lower margin business in ABDC (most notably the Express Scripts contract), the loss of a food and drug retail GPO customer, and a decline in the operating margin of our oncology business.

         Operating income in Other increased $30.4 million from the prior fiscal year due to the incremental contribution made by our fiscal 2012 World Courier acquisition and an increase in operating income from our ABCS businesses.

         Interest expense, interest income, and their respective weighted average interest rates in fiscal 2013 and 2012 were as follows (in thousands):

	2013		2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$75,048	4.72%	$94,370	4.93%
Interest income	(1,151)	0.33%	(1,801)	0.22%

Interest expense, net	$73,897		$92,569

         Interest expense decreased from the prior fiscal year due to a decrease of $323.8 million in average borrowings, primarily due to the repayment of our $392 million, 5.625% senior notes in September 2012, offset, in part, by the issuance of our $500 million 3.50% senior notes in November 2011.

         Income taxes in fiscal 2013 reflect an effective tax rate of 40.2%, compared to 37.4% in the prior fiscal year. Our effective tax rate was higher in fiscal 2013 because a portion of the Warrant expense is not tax deductible.

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

         Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of AndersonBrecon ("AB") and AmerisourceBergen Canada Corporation ("ABCC"). The loss in the fiscal year ended September 30, 2013 includes a goodwill impairment charge and the loss on the sale of ABCC. This loss is net of a gain on the sale of AB.

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

  Allowance for Doubtful Accounts and Reserve for Customer Sales Returns

         Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for doubtful accounts and a reserve for customer sales returns. Our customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. We record an accrual for estimated customer sales returns at the time of sale to the customer based upon historical customer return trends.

         In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers' financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2014, 2013, and 2012 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts.

         Bad debt expense for the fiscal years ended September 30, 2014, 2013, and 2012 was $26.6 million, $20.1 million, and $23.1 million, respectively. An increase or decrease of 0.1% in the 2014 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $6.4 million.

  Supplier Reserves

         We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on the judgment of management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2014 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $15.6 million. The ultimate outcome of any outstanding claim may be different from our estimate.

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

  Merchandise Inventories

         Inventories are stated at the lower of cost or market. Cost for approximately 84% and 83% of our inventories at September 30, 2014 and 2013, respectively, has been determined using the last-in, first-out ("LIFO") method. If we had used the first-in, first-out ("FIFO") method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $881.8 million and $533.7 million higher than the amounts reported at September 30, 2014 and 2013, respectively. We recorded a LIFO charge of $348.1 million, $277.0 million, and $0.7 million in fiscal 2014, 2013, and 2012 respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict.

  Equity Investments

         We use the equity method of accounting for our investments in entities in which we have significant influence; generally, this represents an ownership interest of between 20% and 50%. Unrealized losses that are determined to be other-than-temporary impairment losses are recorded as a component of earnings in the period in which that determination is made.

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

         We completed our required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2014, 2013, and 2012, and determined that there were no impairments.

  Share-Based Compensation

         We utilize a binomial option pricing model to determine the fair value of share-based compensation expense, which involves the use of several assumptions, including expected term of the option, expected volatility, risk-free interest rate, dividend yield, and forfeiture rate. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of our common stock as well as other factors, such as implied volatility. The fair value of performance stock units is determined by the grant date market price of our common stock and the compensation expense associated with the non-vested performance stock units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate of the number of shares that will ultimately be issued.

  Warrants

         We account for the Warrants issued to Walgreens and Alliance Boots in accordance with the guidance for equity-based payments to non-employees. The various agreements and arrangements with Walgreens and Alliance Boots established various performance commitments that they must satisfy during the vesting periods of the Warrants, and if not fulfilled, we have the right to cancel the Warrants. Using a binomial lattice model approach, the fair value of the Warrants was initially measured at the date of issuance, and is being expensed over the three and four year vesting periods as an operating expense. The fair value of the Warrants is re-measured at the end of each quarterly reporting period, and an adjustment is recorded in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date. In total, the Warrants were valued at $1,139.8 million as of September 30, 2014. The valuation of the Warrants considers our common stock price and various assumptions, such as the volatility of our common stock, the expected remaining life of the Warrants, the expected dividend yield, and the risk-free interest rate. As a result, future Warrant expense could fluctuate significantly.

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

         The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income from continuing operations before income taxes would have caused income tax expense to change by $6.7 million in fiscal 2014.

    Liquidity and Capital Resources

         The following table illustrates our debt structure at September 30, 2014, including availability under the multi-currency revolving credit facility, the receivables securitization facility, and the revolving credit note (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,379	$—
$400,000, 4.875% senior notes due 2019	398,122	—
$500,000, 3.50% senior notes due 2021	499,497	—
$500,000, 3.40% senior notes due 2024	498,634	—

Total fixed-rate debt	1,995,632	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2019	—	1,400,000
Receivables securitization facility due 2016	—	950,000
Revolving credit note	—	75,000

Total variable-rate debt	—	2,425,000

Total debt	$1,995,632	$2,425,000

         Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility, and the revolving credit note provides us sufficient sources of capital to fund our working capital requirements. We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. Our cash balances in the fiscal years ended September 30, 2014 and 2013 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs, which were higher in the fiscal year ended September 30, 2014 due to the on-boarding of the Walgreens business. The greatest amount of variable-rate debt outstanding at any one time during the fiscal years ended September 30, 2014 and 2013 was $1.1 billion and $595.0 million, respectively. The $17.6 billion and $2.3 billion of cumulative intra-period borrowings during the fiscal years ended September 30, 2014 and 2013, respectively, were fully repaid by the end of each fiscal year.

         We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in August 2019, (the "Multi-Currency Revolving Credit Facility") with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2014). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at September 30, 2014). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which we are compliant as of September 30, 2014.

         We have a commercial paper program whereby we may, from time to time, issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program at September 30, 2014.

         We have a $950 million receivables securitization facility ("Receivables Securitization Facility"), which expires in June 2016. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are currently based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We pay an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, which we are compliant with as of September 30, 2014.

         In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. We use the facility as a financing vehicle because it generally offers an attractive interest rate relative to other financing sources.

         We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice.

         In May 2014, we issued $600 million of 1.15% senior notes due May 15, 2017 (the "2017 Notes") and $500 million of 3.40% senior notes due May 15, 2024 (the "2024 Notes"). The 2017 Notes were sold at 99.892% of the principal amount and have an effective yield of 1.187%. The 2024 Notes were sold at 99.715% of the principal amount and have an effective yield of 3.434%. Interest on the 2017 Notes and 2024 Notes is payable semiannually in arrears, commencing on November 15, 2014. The 2017 Notes and 2024 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the $400 million, 4.875% senior notes due in 2019, and the $500 million 3.50% senior notes due in 2021. Costs incurred in connection with the issuance of the 2017 Notes and 2024 Notes were deferred and are being amortized over the terms of the notes.

         We used a portion of the net proceeds from the 2017 and 2024 Notes to finance the early retirement of the $500 million 5.875% senior notes due September 15, 2015, including the payment of $31.5 million of premiums and other costs. We used the remaining amount for general corporate purposes, including repurchases of shares of our common stock under our special share repurchase program approved in May 2014.

         We have $400 million of 4.875% senior notes due November 15, 2019 (the "2019 Notes") and $500 million of 3.50% senior notes due November 15, 2021 (the "2021 Notes"). The 2019 Notes were sold in November 2009 at 99.174% of the principal amount and have an effective yield of 4.98%. The 2021 Notes were sold in November 2011 at 99.858% of the principal amount and have an effective yield of 3.52%. Interest on the 2019 Notes and the 2021 Notes is payable semiannually in arrears.

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

         Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities. In November 2012, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions. During the fiscal year ended September 30, 2014, we purchased $363.0 million of our common stock to complete our authorization under this $750 million share repurchase program. In August 2013, our board of directors approved a program allowing us to purchase up to $750 million additional shares of our common stock, subject to market conditions. During the fiscal year ended September 30, 2014, we purchased $174.7 million of our common stock under this share repurchase program, which included $18.0 million of purchases that cash settled after September 30, 2014. As of September 30, 2014, we had $575.3 million of availability remaining on the $750 million repurchase program. Excluding purchases under the $650 million special share repurchase program, (see below for further details) we currently expect to purchase $400 million of our common stock in fiscal 2015, subject to market conditions. Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

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

         In June 2013, we commenced our hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer capped call transactions ("Capped Calls"). The Capped Calls give us the right to shares of our common stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and were intended to cover approximately 60% of the shares subject to the Warrants at the time we entered into the transactions. If our share price exceeds the "cap" price in the Capped Calls at the time the Warrants are exercised, the number of shares that will be delivered to us under the Capped Calls will be reduced, and accordingly, will cover less than 60% of the shares of common stock subject to the Warrants. In addition, if our future share price at the exercise dates is lower than our breakeven share price, then our purchase of the Capped Calls will have been an ineffective use of capital. We completed this hedge transaction in January 2014. During the fiscal year ended September 30, 2014, we purchased Capped Calls on 11.9 million shares of our common stock for a total premium of $211.4 million, which included a $6.1 million payment for a hedge premium accrued at September 30, 2013. In total, under this hedge transaction, we purchased Capped Calls on 27.2 million shares of our common stock for a total premium of $368.7 million.

         Based upon our recent share price, the number of shares of common stock we expect to receive under the Capped Calls at maturity has been reduced, and we have amended certain of the Capped Calls to increase the "cap" price to continue to address the potentially dilutive effect of the Warrants. To the extent the Capped Calls and share repurchases do not fully mitigate the dilutive effect of the Warrants, we intend to consider repurchasing additional shares of our common stock and other measures, which may include additional amendments to the Capped Calls. The amount of dilution that we would be able to mitigate will depend on the relative costs and benefits of such a transaction, considering factors such as: our financial performance, the current and future share price of our common stock, our expected cash flows, competing priorities for capital, and overall market conditions.

         In May 2014, our board of directors approved a special share repurchase program allowing us to purchase up to $650 million shares of our common stock, subject to market conditions, as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplements our previously executed warrant hedging strategy. During the fiscal year ended September 30, 2014, we purchased $252.0 million under this program, which included $18.0 million of purchases that cash settled after September 30, 2014. As of September 30, 2014, we had $398.0 million of availability remaining on the special $650 million repurchase program. We currently expect to make special share repurchases totaling approximately $400 million of our common stock in fiscal 2015, subject to market conditions.

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

         Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$2,429,200	$60,900	$721,800	$108,000	$1,538,500
Operating leases	338,325	58,221	99,153	75,375	105,576
Other commitments	165,695	109,289	45,482	10,924	—

Total	$2,933,220	$228,410	$866,435	$194,299	$1,644,076

         We have commitments to purchase product from influenza vaccine manufacturers through the 2015/2016 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $72.9 million as of September 30, 2014, of which $57.2 million represents our commitment in fiscal 2015. These influenza vaccine commitments are included in "Other commitments" in the above table.

         We have outsourced to IBM Global Services ("IBM") a significant portion of our corporate and ABDC information technology activities. The remaining commitment under our arrangement, as amended in May 2014, which expires in June 2018, is approximately $74.1 million as of September 30, 2014, of which $37.1 million represents our commitment in fiscal 2015, and is included in "Other commitments" in the above table.

         Our liability for uncertain tax positions was $50.6 million (including interest and penalties) as of September 30, 2014. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

         During fiscal 2014, our operating activities provided $1,463.2 million of cash in comparison to cash provided of $788.1 million in the prior fiscal year. Cash provided by operations in fiscal 2014 was principally the result of income from continuing operations of $284.0 million, an increase in accounts payable, accrued expenses and income taxes of $2,317.6 million and non-cash items of $750.9 million, offset, in part, by an increase in accounts receivable of $938.3 million and an increase in merchandise inventories of $956.5 million. Accounts receivable increased from September 30, 2013 as the result of increased volume associated with our new Walgreens business. We also increased our merchandise inventories at September 30, 2014 to support the increased volume due to the new Walgreens business. The $2,317.6 million increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

         We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The increase in days sales outstanding from the prior fiscal year reflects the increased sales volume and payment terms under the Walgreens distribution contract. The increase in days payable outstanding from the prior fiscal year is the result of increased purchases of generic pharmaceuticals, which have longer payment terms than brand-name pharmaceuticals.

	Fiscal year ended September 30,
	2014	2013	2012
Days sales outstanding	19.8	18.9	18.0
Days inventory on-hand	28.1	26.6	25.6
Days payable outstanding	45.3	44.4	42.8

         Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Operating cash uses during fiscal 2014 included $62.9 million of interest payments and $197.0 million of income tax payments, net of refunds.

         During fiscal 2013, our operating activities provided $788.1 million of cash in comparison to cash provided of $1,305.4 million in fiscal 2012. Cash provided by operations in fiscal 2013 was principally the result of income from continuing operations of $493.4 million, an increase in accounts payable, accrued expenses and income taxes of $3,818.3 million and non-cash items of $346.5 million, offset, in part, by an increase in accounts receivable of $2,312.5 million and an increase in merchandise inventories of $1,486.6 million. The increase in accounts receivable was the result of increased volume associated with our largest pharmacy benefit management ("PBM") customer contract, which became effective October 1, 2012 and Walgreens contract, which became effective September 1, 2013. Additionally, while the payment terms in the PBM customer contract are favorable, they are longer than the payment terms in the previous contract. As a result, there was a negative impact on our working capital in fiscal 2013. We also increased our merchandise inventories at September 30, 2013 to support the increased volume due to the PBM customer and Walgreens contracts. The $3,818.3 million increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in business volume and the timing of inventory purchases made and the related payments to our suppliers.

         Capital expenditures in fiscal 2014, 2013, and 2012 were $264.5 million, $202.5 million, and $133.3 million, respectively. Significant capital expenditures in fiscal 2014 included infrastructure and technology-related costs to on-board the incremental Walgreens distribution volume, costs associated with building our new national distribution center, and other technology initiatives, including costs related to the further development of our enterprise resource planning ("ERP") system. Significant capital expenditures in fiscal 2013 included the purchase of one of our leased distribution facilities, technology initiatives including costs related to the further development of our ERP system, technology-related costs to on-board the incremental Walgreens' distribution volume, and expansion costs related to one of ABDC's facilities. Our most significant capital expenditures in fiscal 2012 related to our new ERP system and investments made in our ABDC and ABCS facilities. Other capital expenditures in fiscal 2012 included ABDC purchases of machinery and equipment, which were previously sold to financial institutions and leased back by us, and other technology initiatives.

         We currently expect to spend approximately $300 million for capital expenditures during fiscal 2015. Several of the larger 2015 capital expenditures include increasing distribution center capacity and automation improvements, the implementation of track-and-trace authentication technology, and information system investments to support increased order volume and future growth.

         In June 2014, we invested $117.8 million to acquire a minority ownership interest in a pharmaceutical wholesaler in Brazil and to form a specialty joint venture with the same entity. In May 2013, we divested AB and received $306.5 million of cash, net of a working capital adjustment, and divested ABCC and received $23.5 million of cash.

         In April 2012, we acquired World Courier for a purchase price of $518.0 million, net of a working capital adjustment. In November 2011, we acquired TheraCom for a purchase price of $257.2 million, net of a working capital adjustment. Additionally, in fiscal 2012, we finalized working capital adjustments relating to our September 2011 acquisitions of IntrinsiQ, LLC and Premier Source, totaling $0.5 million, net.

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

         Net cash used in financing activities in fiscal 2014, 2013, and 2012, included the purchase of $753.9 million, $484.2 million, and $1,162.2 million, respectively, of our common stock in connection with our share repurchase programs.

         During the fiscal years ended September 30, 2014 and 2013, we paid $211.4 million and $157.3 million, respectively, to purchase Capped Calls to hedge the potential dilution associated with the Warrants upon their exercise.

         Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2011	$0.130	$0.115	13%
November 2012	$0.210	$0.130	62%
November 2013	$0.235	$0.210	12%
November 2014	$0.290	$0.235	23%

         We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements and other factors.

    Market Risk

         We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. At September 30, 2014, we had no variable rate debt outstanding. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at September 30, 2014.

         We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1.8 billion in cash and cash equivalents at September 30, 2014. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

         We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the Euro, the U.K. Pound Sterling, and the Brazilian Real. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of September 30, 2014, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of the C$50.0 million note that we received in conjunction with the sale of ABCC in May 2013.

         Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to Walgreens and Alliance Boots (see Note 7). As of September 30, 2014, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $42 million and a one percent change in volatility, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $7 million.

    Cautionary Note Regarding Forward-Looking Statements

         Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: changes in pharmaceutical market growth rates; price inflation in branded and generic pharmaceuticals and price deflation in generics; declining economic conditions, increased costs of maintaining, or reductions in AmerisourceBergen's ability to maintain, adequate liquidity and financing sources, and interest rate and foreign currency exchange rate fluctuations; the disruption of AmerisourceBergen's cash flow and ability to return value to its stockholders in accordance with its past practices, disruption of or changes in vendor, payer and customer relationships and terms, and the reduction of AmerisourceBergen's operational, strategic or financial flexibility; volatility and disruption of the capital and credit markets; economic, business, competitive and/or regulatory developments in countries where AmerisourceBergen does business and/or operates outside of the United States; supplier bankruptcies, insolvencies or other credit failures; customer bankruptcies, insolvencies or other credit failures; the loss of one or more key customer or supplier relationships resulting in changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; risks associated with the strategic, long-term relationship among Walgreen Co., Alliance Boots GmbH, and AmerisourceBergen, including the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents among the parties (including, among others, the distribution agreement or the generics agreement), an impact on AmerisourceBergen's earnings per share resulting from the issuance of the warrants to subsidiaries of Walgreen Co. and Alliance Boots GmbH (the "Warrants"), an inability to realize anticipated benefits (including benefits resulting from participation in the Walgreens Boots Alliance Development GmbH joint venture), AmerisourceBergen's inability to implement its hedging strategy to mitigate the potentially dilutive effect of the issuance of its common stock under its special share repurchase program due to its financial performance, the current and future share price of its common stock, its expected cash flows, competing priorities for capital, and overall market conditions; increasing governmental regulations regarding the pharmaceutical supply channel; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances, federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare, and the effect of such changes on AmerisourceBergen's customers; frequent changes to laws and regulations in respect of healthcare fraud and abuse and the increased scrutiny of the federal government related thereto; ,qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; the acquisition of businesses that do not perform as AmerisourceBergen expects or that are difficult for it to integrate or control or AmerisourceBergen's inability to successfully complete any other transaction that it may wish to pursue from time to time; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; risks generally associated with the sophisticated information systems on which AmerisourceBergen relies, including significant breakdown or interruption of such systems; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen's tax positions and/or AmerisourceBergen's tax liabilities or adverse resolution of challenges to AmerisourceBergen's tax positions; natural disasters or other unexpected events that affect AmerisourceBergen's operations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting AmerisourceBergen's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth elsewhere in this MD&A, in Item 1A (Risk Factors), Item 1 (Business) and elsewhere in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's most significant market risks are the effects of changing interest rates, foreign currency risk, and the changes in the price of the Company's common stock. See discussion on page 38 under the heading "Market Risk," which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

         We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 25, 2014

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,808,513	$1,231,006
Accounts receivable, less allowances for returns and doubtful accounts:
2014 — $998,383; 2013 — $358,161	6,312,883	6,051,920
Merchandise inventories	8,593,852	6,981,494
Prepaid expenses and other	84,957	129,231

Total current assets	16,800,205	14,393,651

Property and equipment, at cost:
Land	37,538	37,538
Buildings and improvements	359,037	324,150
Machinery, equipment and other	1,295,854	1,109,731

Total property and equipment	1,692,429	1,471,419
Less accumulated depreciation	(792,847)	(667,858)

Property and equipment, net	899,582	803,561

Goodwill and other intangible assets	3,481,744	3,499,713
Other assets	350,652	221,713

TOTAL ASSETS	$21,532,183	$18,918,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,592,834	$13,335,792
Accrued expenses and other	561,863	532,564
Deferred income taxes	1,095,463	1,002,279

Total current liabilities	17,250,160	14,870,635

Long-term debt	1,995,632	1,396,606
Other liabilities	329,492	331,652
Stockholders' equity:
Common stock, $0.01 par value — authorized, issued and outstanding: 600,000,000 shares, 271,126,753 shares and 221,908,650 shares at September 30, 2014, respectively, and 600,000,000 shares, 267,789,992 shares and 229,994,216 shares at September 30, 2013, respectively	2,711	2,678
Additional paid-in capital	2,749,185	2,360,992
Retained earnings	1,570,429	1,508,414
Accumulated other comprehensive loss	(52,046)	(35,483)
Treasury stock, at cost: 2014 — 49,218,103 shares; 2013 — 37,795,776 shares	(2,313,380)	(1,516,856)

Total stockholders' equity	1,956,899	2,319,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,532,183	$18,918,638

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2014	2013	2012
	(In thousands, except per share data)
Revenue	$119,569,127	$87,959,167	$78,080,806
Cost of goods sold	116,586,761	85,451,348	75,446,120

Gross profit	2,982,366	2,507,819	2,634,686
Operating expenses:
Distribution, selling and administrative	1,587,261	1,333,712	1,152,556
Depreciation	159,328	135,047	112,828
Amortization	25,962	27,139	21,547
Warrants	422,739	90,055	—
Employee severance, litigation and other	8,192	23,467	44,140

Operating income	778,884	898,399	1,303,615
Other (income) loss	(4,360)	44	(5,827)
Interest expense, net	76,862	73,897	92,569
Loss on early retirement of debt	32,954	—	—

Income from continuing operations before income taxes	673,428	824,458	1,216,873
Income taxes	389,398	331,023	455,512

Income from continuing operations	284,030	493,435	761,361
Loss from discontinued operations, net of income tax expense of $0, $9,638, and $4,841 for fiscal 2014, 2013, and 2012, respectively	(7,546)	(59,728)	(42,375)

Net income	$276,484	$433,707	$718,986

Earnings per share:
Basic earnings per share:
Continuing operations	$1.25	$2.14	$3.01
Discontinued operations	(0.03)	(0.26)	(0.17)

Total	$1.22	$1.88	$2.84

Diluted earnings per share:
Continuing operations	$1.21	$2.10	$2.96
Discontinued operations	(0.03)	(0.25)	(0.16)
Rounding	(0.01)	(0.01)	—

Total	$1.17	$1.84	$2.80

Weighted average common shares outstanding:
Basic	227,367	231,067	252,906
Diluted	235,405	235,345	256,903

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Net income	$276,484	$433,707	$718,986
Other comprehensive (loss) income:
Net change in foreign currency translation adjustments	(18,544)	(14,181)	15,838
Benefit plan funded status adjustments net of tax of $1,361, $7,992, and $1,096, respectively	2,400	11,216	1,538
Other	(419)	139	108

Total other comprehensive (loss) income	(16,563)	(2,826)	17,484

Total comprehensive income	$259,921	$430,881	$736,470

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In thousands, except per share data)
September 30, 2011	$4,965	$4,082,978	$4,055,664	$(50,141)	$(5,225,881)	$2,867,585
Net income			718,986			718,986
Other comprehensive income				17,484		17,484
Cash dividends, $0.52 per share			(132,760)			(132,760)
Exercise of stock options	45	89,476				89,521
Excess tax benefit from exercise of stock options		25,703				25,703
Share-based compensation expense		26,645				26,645
Common stock purchases for employee stock purchase plan		(299)				(299)
Treasury stock retirement	(2,388)	(1,972,030)	(3,371,467)		5,345,885	—
Purchases of common stock					(1,154,208)	(1,154,208)
Employee tax withholdings related to restricted share vesting					(3,815)	(3,815)
Other	3	(3)				—

September 30, 2012	2,625	2,252,470	1,270,423	(32,657)	(1,038,019)	2,454,842
Net income			433,707			433,707
Other comprehensive loss				(2,826)		(2,826)
Cash dividends, $0.84 per share			(195,716)			(195,716)
Exercise of stock options	50	114,441				114,491
Excess tax benefit from exercise of stock options		41,222				41,222
Share-based compensation expense		36,751				36,751
Settlement of accelerated stock repurchase agreement		(10,312)				(10,312)
Common stock purchases for employee stock purchase plan		(260)				(260)
Warrant expense		90,055				90,055
Purchases of capped call options		(163,372)				(163,372)
Purchases of common stock					(473,864)	(473,864)
Employee tax withholdings related to restricted share vesting					(4,973)	(4,973)
Other	3	(3)				—

September 30, 2013	2,678	2,360,992	1,508,414	(35,483)	(1,516,856)	2,319,745
Net income			276,484			276,484
Other comprehensive loss				(16,563)		(16,563)
Cash dividends, $0.94 per share			(214,469)			(214,469)
Exercise of stock options	30	81,535				81,565
Excess tax benefit from exercise of stock options		46,341				46,341
Share-based compensation expense		43,107				43,107
Common stock purchases for employee stock purchase plan		(206)				(206)
Warrant expense		422,739				422,739
Purchases of capped call options		(205,320)				(205,320)
Purchases of common stock					(789,927)	(789,927)
Employee tax withholdings related to restricted share vesting					(6,597)	(6,597)
Other	3	(3)				—

September 30, 2014	$2,711	$2,749,185	$1,570,429	$(52,046)	$(2,313,380)	$1,956,899

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2014	2013	2012
	(In thousands)
OPERATING ACTIVITIES
Net income	$276,484	$433,707	$718,986
Loss from discontinued operations	7,546	59,728	42,375

Income from continuing operations	284,030	493,435	761,361
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	162,089	138,690	113,765
Amortization, including amounts charged to interest expense	30,644	32,103	26,750
Provision for doubtful accounts	26,634	20,118	23,058
Provision for deferred income taxes	39,312	25,573	61,278
Warrant expense	422,739	90,055	—
Share-based compensation	43,107	36,275	25,954
Loss on early retirement of debt	32,954	—	—
Other	(6,539)	3,727	(9,184)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(938,286)	(2,312,518)	71,510
Merchandise inventories	(956,506)	(1,486,572)	(116,174)
Prepaid expenses and other assets	21,107	(169,745)	49,716
Accounts payable, accrued expenses, and income taxes	2,317,589	3,818,288	416,100
Other liabilities	(8,175)	12,559	(7,177)

Net cash provided by operating activities-continuing operations	1,470,699	701,988	1,416,957
Net cash (used in) provided by operating activities-discontinued operations	(7,546)	86,137	(111,508)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,463,153	788,125	1,305,449

INVESTING ACTIVITIES
Capital expenditures	(264,457)	(202,450)	(133,292)
Cost of acquired companies, net of cash acquired	(9,103)	—	(775,670)
Cost of equity investments	(117,794)	—	—
Proceeds from sales of businesses	—	329,980	—
Other	7,199	1,402	23

Net cash (used in) provided by investing activities-continuing operations	(384,155)	128,932	(908,939)
Net cash used in investing activities-discontinued operations	—	(11,672)	(39,010)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(384,155)	117,260	(947,949)

FINANCING ACTIVITIES
Long-term debt borrowings	1,097,927	—	499,290
Long-term debt repayments	(531,525)	—	(447,326)
Borrowings under revolving and securitization credit facilities	17,584,500	2,330,000	60,500
Repayments under revolving and securitization credit facilities	(17,584,500)	(2,330,000)	(60,500)
Purchases of common stock	(753,926)	(484,176)	(1,162,246)
Exercises of stock options, including excess tax benefits of $46,341, $41,222, and $25,703, in fiscal 2014, 2013, and 2012, respectively	127,906	155,713	115,224
Cash dividends on common stock	(214,469)	(195,716)	(132,760)
Purchases of capped call options	(211,397)	(157,295)	—
Debt issuance costs and other	(16,007)	(8,975)	(10,658)

Net cash used in financing activities-continuing operations	(501,491)	(690,449)	(1,138,476)
Net cash (used in) provided by financing activities-discontinued operations	—	(50,538)	21,594

NET CASH USED IN FINANCING ACTIVITIES	(501,491)	(740,987)	(1,116,882)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	577,507	164,398	(759,382)
Cash and cash equivalents at beginning of year	1,231,006	1,066,608	1,825,990

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,808,513	$1,231,006	$1,066,608

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

         The preparation of financial statements in conformity with U.S. generally accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts due to uncertainties inherent in such estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness.

         Effective October 1, 2013, the Company transitioned the financial reporting of its Canadian business from the Pharmaceutical Distribution reportable segment to Other. As a result, reclassifications have been made to prior year amounts in order to conform to the current year presentation.

         In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 — Revenue Recognition, and most industry-specific guidance throughout the Codification. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard's core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this new accounting guidance.

         As of September 30, 2014, there are no other recently issued accounting standards that will have a material impact on the Company's financial position or results of operation upon their adoption.

    Business Combinations

         The purchase price of an acquired company, including the fair value of contingent consideration, is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company's operating results from the dates of acquisition.

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

         The Company's trade accounts receivable are exposed to credit risk, but the risk is moderated because the Company's customer base is diverse and geographically widespread primarily within the U.S. The Company generally does not require collateral for trade receivables. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers' financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company's allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2014, 2013, and 2012 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts. The Company's largest customer in fiscal 2014, Walgreen Co. ("Walgreens") accounted for 28% of revenue and represented approximately 42% of accounts receivable, net as of September 30, 2014. Express Scripts, Inc. ("Express Scripts"), the Company's second largest customer in fiscal 2014, accounted for 18% of revenue and represented approximately 13% of accounts receivable, net as of September 30, 2014.

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

         As of September 30, 2014 and 2013, the Company had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of the C$50.0 million note that the Company received in conjunction with the sale of AmerisourceBergen Canada Corporation (see Note 3).

    Equity Investments

         The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50% (see Note 2). The Company's investments in marketable equity securities in which the Company does not have significant influence are classified as "available for sale"

and are carried at fair value within the Other Assets line item on the consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive loss component of stockholders' equity. Unrealized losses that are determined to be other-than-temporary impairment losses are recorded as a component of earnings in the period in which that determination is made.

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

         The Company utilizes a combination of income and market-based approaches to value its reporting units. The income approach to valuation relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company's long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company's overall methodology and the population of assumptions used have remained unchanged.

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

         The Company completed its required annual impairment tests relating to goodwill and other intangible assets in the fiscal years ended September 30, 2014, 2013, and 2012, and, as a result, determined that there were no impairments.

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

    Merchandise Inventories

         Inventories are stated at the lower of cost or market. Cost for approximately 84% and 83% of the Company's inventories at September 30, 2014 and 2013, respectively, has been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $881.8 million and $533.7 million higher than the amounts reported at September 30, 2014 and 2013, respectively. The Company recorded LIFO expense of $348.1 million, $277.0 million, and $0.7 million in fiscal 2014, 2013, and 2012, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturing pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.

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

         The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2014 and 2013, the Company's accrual for estimated customer sales returns was $932.6 million and $275.8 million, respectively.

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

    Share-Based Compensation

         The Company accounts for the compensation cost of all share-based payments at fair value and reports the related expense within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow ($46.3 million, $41.2 million, and $25.7 million for the fiscal years ended September 30, 2014, 2013, and 2012, respectively). The fair value of performance stock units is determined by the grant date market price of the Company's Common Stock and the compensation expense associated with nonvested performance stock units is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued.

    Shipping and Handling Costs

         Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $348.3 million, $267.3 million and $259.1 million for the fiscal years ended September 30, 2014, 2013, and 2012, respectively, are included in distribution, selling and administrative expenses.

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

    Warrants

         The Company accounts for the warrants issued to subsidiaries of Walgreens and Alliance Boots GmbH ("Alliance Boots") (collectively, the "Warrants") in accordance with the guidance for equity-based payments to non-employees. The various agreements and arrangements with Walgreens and Alliance Boots established various performance commitments that they must satisfy during the vesting periods of the Warrants, and if not fulfilled, the Company has the right to cancel the Warrants. Using a binomial lattice model approach, the fair value of the Warrants was initially measured at the date of issuance, and is being expensed over the three and four year vesting periods as an operating expense. The fair value of the Warrants are re-measured at the end of each quarterly reporting period, and an adjustment is recorded in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date. In total, the Warrants were valued at $1,139.8 million as of September 30, 2014. The valuation of the Warrants considers the Company's Common Stock price and various assumptions, such as the volatility of the Company's Common Stock, the expected remaining life of the Warrants, the expected dividend yield, and the risk-free interest rate. As a result, future Warrant expense could fluctuate significantly (see Note 7).

Note 2. Investments

         In June 2014, the Company completed the acquisition of a minority ownership interest in Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil. In addition, the Company and Profarma launched a joint venture to provide enhanced specialty distribution and services to the Brazilian marketplace. The Company invested a total of $117.8 million to acquire both a minority ownership interest in Profarma of approximately 19.9% and a 50% ownership interest in the specialty joint venture.

         The Company accounts for its interest in both Profarma and the specialty joint venture as equity method investments, which are reported in the Other Assets line item on the consolidated balance sheet at September 30, 2014.

Note 3. Discontinued Operations

         In May 2013, the Company completed the divestiture of its packaging and clinical trials services business, AndersonBrecon ("AB"), and AmerisourceBergen Canada Corporation ("ABCC"). The Company has classified AB and ABCC's operating results, net of tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Prior to being classified within discontinued operations, AB was included in Other and ABCC was included in Pharmaceutical Distribution for segment reporting. AB and ABCC's revenue and loss before income taxes were as follows:

	Fiscal Year Ended September 30,
(in thousands)	2014	2013	2012
Revenue	$—	$1,181,231	$1,639,684
Loss before income taxes	$(7,546)	$(50,090)	$(37,534)

         The loss before income taxes in the fiscal year ended September 30, 2014 includes the impact of a final purchase price working capital adjustment related to the divestiture of ABCC. The loss before income taxes in the fiscal year ended September 30, 2013 includes an ABCC goodwill impairment charge of $26.9 million and a $143.7 million loss on the sale of ABCC. The loss is net of a $114.1 million gain on the sale of AB.

         The gain on the sale of AB and the loss on the sale of ABCC include the reclassification of $9.3 million of cumulative foreign currency translation losses previously included within accumulated other comprehensive income. The tax gain on the sale of AB was more than offset by the tax loss on the sale of ABCC. There was no impact on income tax expense, as a valuation allowance on the excess capital tax loss was recorded.

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

Note 4. Income Taxes

         The following illustrates domestic and foreign income from continuing operations before income taxes (in thousands):

	Fiscal year ended September 30,
	2014	2013	2012
Domestic	$591,909	$793,137	$1,193,047
Foreign	81,519	31,321	23,826

Total	$673,428	$824,458	$1,216,873

         The income tax provision is as follows (in thousands):

	Fiscal Year Ended September 30,
	2014	2013	2012
Current provision:
Federal	$297,052	$259,457	$356,843
State and local	37,301	37,602	32,438
Foreign	15,733	8,391	4,953

	350,086	305,450	394,234

Deferred provision:
Federal	16,576	29,189	47,348
State and local	22,842	(3,375)	11,959
Foreign	(106)	(241)	1,971

	39,312	25,573	61,278

Provision for income taxes	$389,398	$331,023	$455,512

         A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended September 30,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	5.8	3.0	2.3
Foreign	(1.9)	(0.3)	(0.1)
Warrants	18.4	2.3	—
Other	0.5	0.2	0.2

Effective income tax rate	57.8%	40.2%	37.4%

         In March 2013, the Company issued Warrants in connection with various agreements and arrangements with Walgreens and Alliance Boots. See Note 7 for further details. As of the date of issuance, the Warrants were valued at $242.4 million, which approximates the amount that will be deductible for tax purposes. The fair value of the Warrants as of September 30, 2014 was $1,139.8 million. The excess of the fair value as of September 30, 2014 over the initial value of $242.4 million is not tax deductible. As a result, the Company's effective income tax rate in the fiscal years ended September 30, 2014 and 2013 is higher than its historic rate. This increase in the income tax rate is reflected in Warrants in the above effective income tax rate reconciliation.

         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2014	2013
Merchandise inventories	$1,146,695	$1,016,522
Property and equipment	111,525	128,289
Goodwill and other intangible assets	273,147	260,357
Other	988	1,322

Gross deferred tax liabilities	1,532,355	1,406,490

Net operating loss and tax credit carryforwards	(59,404)	(61,726)
Capital loss carryforwards	(61,886)	(297,806)
Allowance for doubtful accounts	(33,915)	(30,073)
Accrued expenses	(23,857)	(16,731)
Employee and retiree benefits	(6,534)	(4,884)
Stock options	(35,845)	(29,356)
Warrants	(25,426)	(8,897)
Other	(54,213)	(57,640)

Gross deferred tax assets	(301,080)	(507,113)
Valuation allowance for deferred tax assets	105,393	327,546

Deferred tax assets, net of valuation allowance	(195,687)	(179,567)

Net deferred tax liabilities	$1,336,668	$1,226,923

         The following tax carryforward information is presented as of September 30, 2014. The Company had $7.6 million of potential tax benefits from federal net operating loss carryforwards expiring in 4 to 17 years, $69.7 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years and $6.4 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. Included in the state net operating loss carryforwards is $13.2 million of potential tax benefits that if realized would be an increase to additional paid-in-capital. The Company had $61.9 million of potential tax benefits from capital loss carryforwards expiring in 2 to 4 years. The Company had $5.8 million of foreign tax credit carryforwards expiring in 4 to 10 years. The Company had $1.4 million of state tax credit carryforwards and $2.4 million in alternative minimum tax credit carryforwards.

         In fiscal 2014, the Company decreased the valuation allowance on deferred tax assets by $222.2 million primarily due to the expiration of capital loss carryforwards. In fiscal 2013, the Company increased the valuation allowance on deferred tax assets by $73.4 million primarily due to the addition of capital loss carryforwards resulting from the sale of ABCC.

         In fiscal 2014, 2013, and 2012, tax benefits of $46.3 million, $41.2 million, and $25.7 million, respectively, related to the exercise of employee stock options and lapse of restricted shares, were recorded as additional paid-in capital.

         Income tax payments, net of refunds, were $197.0 million, $313.7 million and $302.1 million in the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2010.

         As of September 30, 2014 and 2013, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $50.6 million and $55.4 million, respectively, ($35.8 million and $39.1 million, net of federal benefit, respectively). If recognized, these tax benefits would reduce income tax expense and the effective tax rate. As of September 30, 2014 and 2013, included in these amounts are $7.7 million and $9.1 million of interest and penalties, respectively, which the Company records in income tax expense.

         A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, in fiscal 2014, 2013, and 2012 is as follows (in thousands):

Balance at September 30, 2011	$35,803
Additions of tax positions of the current year	6,094
Additions of tax positions of the prior years	1,045
Additions of tax positions due to acquisitions	2,748
Reductions of tax positions of the prior years	(5,177)
Settlements with taxing authorities	(2,286)
Expiration of statutes of limitations	(1,237)

Balance at September 30, 2012	36,990
Additions of tax positions of the current year	5,272
Additions of tax positions of the prior years	2,825
Additions of tax positions due to acquisitions	2,500
Settlements with taxing authorities	(519)
Expiration of statutes of limitations	(801)

Balance at September 30, 2013	46,267
Additions of tax positions of the current year	6,127
Additions of tax positions of the prior years	1,249
Reductions of tax positions of the prior years	(4,167)
Settlements with taxing authorities	(4,788)
Expiration of statutes of limitations	(1,780)

Balance at September 30, 2014	$42,908

         During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $6.9 million.

         Cumulative undistributed earnings of international subsidiaries were $217.0 million at September 30, 2014. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company's international operations. It is not practicable to estimate the amount of U.S. tax that would result upon the eventual repatriation of such earnings.

Note 5. Goodwill and Other Intangible Assets

         Following is a summary of the changes in the carrying value of goodwill for the fiscal years ended September 30, 2014 and 2013 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2012	$2,400,926	$542,058	$2,942,984
Goodwill recognized in connection with acquisitions	—	3,000	3,000
Foreign currency translation	—	(1,014)	(1,014)

Goodwill at September 30, 2013	2,400,926	544,044	2,944,970
Goodwill recognized in connection with acquisitions	—	5,665	5,665
Foreign currency translation	—	(2,133)	(2,133)

Goodwill at September 30, 2014	$2,400,926	$547,576	$2,948,502

         Following is a summary of other intangible assets (in thousands):

	September 30, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles — trade names	$343,707	$—	$343,707	$343,892	$—	$343,892
Finite-lived intangibles:
Customer relationships	268,208	(98,412)	169,796	265,810	(80,767)	185,043
Other	71,114	(51,375)	19,739	69,350	(43,542)	25,808

Total other intangible assets	$683,029	$(149,787)	$533,242	$679,052	$(124,309)	$554,743

         Amortization expense for other intangible assets was $26.0 million, $27.1 million, and $21.5 million in the fiscal years ended September 30, 2014, 2013, and 2012, respectively. Amortization expense for other intangible assets is estimated to be $22.4 million in fiscal 2015, $21.6 million in fiscal 2016, $17.8 million in fiscal 2017, $15.4 million in fiscal 2018, $14.8 million in 2019 and $97.5 million thereafter.

Note 6. Debt

         Debt consisted of the following:

	September 30,
	2014	2013
	(Dollars in thousands)
Multi-currency revolving credit facility due 2019	$—	$—
Receivables securitization facility due 2016	—	—
Revolving credit note	—	—
$500,000, 5.875% senior notes due 2015	—	499,377
$600,000, 1.15% senior notes due 2017	599,379	—
$400,000, 4.875% senior notes due 2019	398,122	397,803
$500,000, 3.50% senior notes due 2021	499,497	499,426
$500,000, 3.40% senior notes due 2024	498,634	—

Total debt	$1,995,632	$1,396,606

    Multi-Currency Revolving Credit Facility

         The Company has a $1.4 billion multi-currency senior unsecured credit facility, which expires in August 2019 (the "Multi-Currency Revolving Credit Facility"), with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company's debt rating and ranges from 69 basis points to

110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2014). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at September 30, 2014). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which the Company was compliant as of September 30, 2014.

    Receivables Securitization Facility

         The Company has a $950 million receivables securitization facility ("Receivables Securitization Facility"), which expires in June 2016. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. The Company pays an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility.

         In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility.

    Commercial Paper Program

         The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program at September 30, 2014.

    Revolving Credit Note

         The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice.

    Senior Notes

         In May 2014, the Company issued $600 million of 1.15% senior notes due May 15, 2017 (the "2017 Notes") and $500 million of 3.40% senior notes due May 15, 2024 (the "2024 Notes"). The 2017 Notes were sold at 99.892% of the principal amount and have an effective yield of 1.187%. The 2024 Notes were sold at 99.715% of the principal amount and have an effective yield of 3.434%. Interest on the 2017 Notes and 2024 Notes is payable semiannually in arrears, commencing on November 15, 2014. The 2017 and 2024 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the $400 million 4.875% senior notes due in 2019, and the $500 million 3.50% senior notes due in 2021. Costs incurred in connection with the issuance of the 2017 Notes and the 2024 Notes were deferred and are being amortized over the terms of the notes.

         The Company used a portion of the net proceeds from the 2017 Notes and the 2024 Notes to finance the early retirement of the $500 million, 5.875% senior notes due 2015 (the "2015 Notes"), including the payment of $31.5 million of premiums and other costs. The Company used the remaining amount for general corporate purposes, including the repurchases of shares of its common stock under its special share repurchase program authorized in May 2014.

         The Company has $400 million of 4.875% senior notes due November 15, 2019 (the "2019 Notes") and $500 million of 3.50% senior notes due November 15, 2021 (the "2021 Notes"). The 2019 Notes, and 2021 Notes were sold at 99.2% and 99.858% of the principal amount, respectively, and have effective interest yields of 4.98% and 3.52% respectively. Interest on the 2019 and 2021 Notes is payable semiannually in arrears. Costs incurred in connection with the issuance of the 2019 and 2021 Notes were deferred and are being amortized over the terms of the notes. The 2017 Notes, 2019 Notes, 2021 Notes, and 2024 Notes are collectively referred to as the "Notes."

         The indentures governing the Notes contain restrictions and covenants which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test, with which the Company was compliant as of September 30, 2014.

    Other Information

         Scheduled future principal payments of long-term debt are $600 million in fiscal 2017 and $1.4 billion in fiscal 2020 and thereafter.

         Interest paid on the above indebtedness during the fiscal years ended September 30, 2014, 2013, and 2012 was $62.9 million, $68.5 million, and $84.5 million, respectively.

         Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $3.9 million, $4.2 million, and $5.2 million, for the fiscal years ended September 30, 2014, 2013, and 2012, respectively.

Note 7. Stockholders' Equity and Earnings per Share

         The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").

         The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2014.

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

         The following table illustrates the components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2014 and 2013 (in thousands):

	September 30,
	2014	2013
Pension and postretirement adjustments (See Note 8)	$(32,212)	$(34,612)
Foreign currency translation	(19,388)	(844)
Other	(446)	(27)

Total accumulated other comprehensive loss	$(52,046)	$(35,483)

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

         In November 2012, the Company's board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. Subsequently, in November 2012, the Company entered into an ASR transaction with a financial institution and paid $250 million for a delivery of 6.2 million shares. The initial payment of $250 million funded stock purchases of $248.5 million, $1.3 million of previously declared dividends that were scheduled to be paid in December 2012, and $0.2 million in other fees. The amount ultimately paid was based on the volume-weighted average price of the Company's Common Stock during the term of the ASR. The ASR transaction was settled in December 2012, at which time the Company paid the financial institution a cash settlement of $10.3 million. The Company applied 1.7 million shares for $71.2 million to the May 2012 share repurchase program, which completed its authorization under that program. The Company applied the remaining 4.5 million shares from the November 2012 ASR for $187.6 million to the November 2012 share repurchase program. In addition to the ASR transaction, during the fiscal year ended September 30, 2013, the Company purchased 3.6 million shares of its Common Stock for a total of $199.4 million. During the fiscal year ended September 30, 2014, the Company purchased 5.5 million shares of its Common Stock for a total of $363.0 million to complete this program.

         In August 2013, the Company's board of directors authorized the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2014, the Company purchased 2.4 million shares of its Common Stock for a total of $174.7 million under this program, which included $18.0 million of purchases that cash settled in October 2014. The Company had $575.3 million of availability remaining under this share repurchase program as of September 30, 2014.

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

         The Company valued these Warrants as of March 18, 2013 (date of issuance) and revised the valuation each subsequent quarter. As of September 30, 2014, the Warrants with an exercise price of $51.50 were valued at $25.20 per share and the Warrants with an exercise price of $52.50 were valued at $25.02 per share. In total, the Warrants were valued at $1,139.8 million as of September 30, 2014.

         The Company has taken steps to mitigate the potentially dilutive effect that exercise of the Warrants could have by hedging a portion of its future obligation to deliver Common Stock with a financial institution and repurchasing additional shares of its Common Stock for the Company's own account over time. In June 2013, the Company commenced its hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer capped call transactions ("Capped Calls"). The Capped Calls give the Company the right to buy shares of its Common Stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and were intended to cover approximately 60% of the shares subject to the Warrants at the time the Company entered into the transactions. The Capped Calls are subject to a "cap" price. If the Company's share price exceeds the "cap" price in the Capped Calls at the time the Warrants are exercised, the number of shares that will be delivered to the Company under the Capped Calls will be reduced, and accordingly, will cover less than 60% of the shares of Common Stock subject to the Warrants.

         Through September 30, 2013, the Company purchased Capped Calls on 15.3 million shares of its Common Stock for a total premium of $163.4 million. During the fiscal year ended September 30, 2014, the Company completed this hedge transaction by purchasing Capped Calls on an additional 11.9 million shares of its Common Stock for a total premium of $205.3 million. The Capped Calls permit the Company to acquire shares of its Common Stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017. The Capped Calls permit net share settlement, which is limited by caps in the market price of the Company's Common Stock. The Company has accounted for the Capped Calls as equity contracts, and therefore, the above premiums were recorded as reductions to paid-in-capital.

         In May 2014, the Company's board of directors authorized a special program allowing the Company to purchase up to $650 million of its outstanding shares of Common Stock, subject to market conditions, as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplements the Company's previously executed warrant hedging strategy. Through September 30, 2014, the Company purchased 3.4 million shares of its Common Stock for a total of $252.0 million under this program, which included $18.0 million of purchases that cash settled in October 2014. The Company has $398.0 million of availability remaining under this special share repurchase program as of September 30, 2014.

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

	September 30,
	2014	2013	2012
Weighted average common shares outstanding — basic	227,367	231,067	252,906
Effect of dilutive securities — stock options, restricted stock, and restricted stock units	4,787	4,278	3,997
Dilutive effect of Warrants	3,251	—	—

Weighted average common shares outstanding — diluted	235,405	235,345	256,903

         The potentially dilutive employee stock options, restricted stock, restricted stock units, and Warrants that were antidilituve for fiscal 2014 and 2012 were 2.0 million and 2.1 million, respectively. There were no potentially dilutive stock options, restricted stock, or restricted stock units that were antidilutive for fiscal 2013. All Warrants were antidilutive for fiscal 2013.

Note 8. Pension and Other Benefit Plans

         The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $27.9 million, $22.1 million, and $20.3 million in fiscal 2014, 2013, and 2012, respectively.

         The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans and postretirement benefit plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of income taxes. Included in accumulated other comprehensive loss at September 30, 2014 are net actuarial losses of $55.5 million ($32.2 million, net of income taxes). The net actuarial loss in accumulated other comprehensive loss that is expected to be amortized into fiscal 2015 net periodic pension expense is $4.1 million ($2.4 million, net of income taxes).

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

         The Company approved the termination, effective August 1, 2014, of the salaried defined benefit pension plan, under which approximately 3,200 participants, including 500 active employees, have accrued benefits. Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to occur by the end of calendar 2015. Plan participants will receive vested benefits from the plan assets by electing either a lump-sum distribution or an annuity contract with a qualifying third-party provider. The purchase of the annuities will result in a one-time expense, which is primarily attributable to pension settlement accounting rules that require accelerated recognition of actuarial losses that were to be amortized over 15 years. The expense is subject to change based on the actual lump sum and annuity purchase rates at the date of distribution.

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

         The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

	Fiscal Year Ended September 30,
	2014	2013
Change in Projected Benefit Obligations:
Benefit obligation at beginning of year	$149,404	$166,244
Interest cost	6,758	6,104
Actuarial losses (gains)	13,329	(15,560)
Benefit payments	(7,803)	(7,384)

Benefit obligation at end of year	$161,688	$149,404

Change in Plan Assets:
Fair value of plan assets at beginning of year	$159,966	$158,391
Actual return on plan assets	22,000	8,005
Employer contributions	2,475	2,173
Expenses	(1,202)	(1,219)
Benefit payments	(7,803)	(7,384)

Fair value of plan assets at end of year	$175,436	$159,966

Funded Status and Amounts Recognized:
Funded status	$13,748	$10,562

Net amount recognized	$13,748	$10,562

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$18,639	$16,563
Current liabilities	(1,771)	(2,826)
Noncurrent liabilities	(3,120)	(3,175)

Net amount recognized	$13,748	$10,562

         Weighted average assumptions used (as of the end of the fiscal year) in computing the benefit obligation were as follows:

	2014	2013
Discount rate	4.08%	4.65%
Rate of increase in compensation levels	N/A	N/A

         The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

	Fiscal Year Ended September 30,
	2014	2013	2012
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$6,758	$6,104	$6,560
Expected return on plan assets	(8,086)	(9,955)	(10,475)
Recognized net actuarial loss	4,092	5,963	4,758
Loss due to curtailments, settlements and other	1,261	985	1,518

Net periodic pension cost of defined benefit pension plans	4,025	3,097	2,361
Net pension cost of multi-employer plans	—	156	294

Total pension expense	$4,025	$3,253	$2,655

         Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2014	2013	2012
Discount rate	4.65%	3.70%	4.60%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	5.30%	6.75%	8.00%

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

         As a result of the planned termination of the salaried defined benefit pension plan, the target asset allocation was adjusted to only include fixed income securities and cash. The fixed income securities are diversified in terms of domestic and international securities and large cap and small cap companies. The actual and target asset allocations expressed as a percentage of the plans' assets at the measurement date are as follows:

	Pension Asset Allocation		Target Allocation
	2014	2013	2014	2013
Asset Category:
Equity securities	—%	42%	—%	41%
Debt securities	99	57	99	58
Cash and cash equivalents	1	1	1	1

Total	100%	100%	100%	100%

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

         The fair value of the Company's pension plan assets, totaling $175.4 million and $160.0 million at September 30, 2014 and 2013, respectively, is determined using a fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

         The Company's pension plan assets at September 30, 2014 were comprised of $1.7 million invested in money market funds and $173.7 million invested in commingled fixed-income funds. The Company's pension plan assets at September 30, 2013 were comprised of $1.5 million invested in money market funds, $66.8 million invested in commingled equity funds, and $91.7 million invested in commingled fixed income funds. The fair values of the money market funds were determined using the Level 1 hierarchy. The fair values of the equity and fixed-income commingled funds, which have daily net asset values derived from the underlying securities, were determined by using the Level 2 hierarchy.

         As of September 30, 2014 and 2013, all of the Company's defined benefit pension plans had plan assets in excess of the projected plan benefit obligations. The amounts related to these plans were as follows (in thousands):

	2014	2013
Accumulated benefit obligation	$161,688	$149,404
Projected benefit obligation	$161,688	$149,404
Plan assets at fair value	$175,436	$159,966

         The Company was not required to contribute to its salaried benefit plan in fiscal 2014 or 2013. During fiscal 2014 and 2013, the Company made no contributions to its salaried benefit plan. Expected benefit payments over the next ten years, assuming the salaried defined benefit pension plan termination does not occur, are anticipated to be paid as follows (in thousands):

Pension Benefits
Fiscal Year:
2015	$8,406
2016	7,757
2017	7,459
2018	7,641
2019	7,880
2020-2024	44,209

Total	$83,352

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

         The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored postretirement benefit plans:

	Fiscal Year Ended September 30,
	2014	2013
Change in Accumulated Benefit Obligations:
Benefit obligation at beginning of year	$9,454	$10,810
Interest cost	423	383
Actuarial loss (gain)	523	(539)
Benefit payments	(881)	(1,200)

Benefit obligation at end of year	$9,519	$9,454

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	881	1,200
Benefit payments	(881)	(1,200)

Fair value of plan assets at end of year	$—	$—

Funded Status and Amounts Recognized:
Funded status	$(9,519)	$(9,454)

Net amount recognized	$(9,519)	$(9,454)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(714)	$(729)
Noncurrent liabilities	(8,805)	(8,725)

Net amount recognized	$(9,519)	$(9,454)

         Weighted average assumptions used (as of the end of the fiscal year) in computing the funded status of the plans were as follows:

	2014	2013
Discount rate	4.08%	4.65%
Health care trend rate assumed for next year	7.27%	7.54%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2024	2023

         Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$46	$(39)
Effect on benefit obligation	$1,024	$(874)

         The following table provides components of net periodic benefit cost for the Company-sponsored postretirement benefit plans (in thousands):

	Fiscal Year Ended September 30,
	2014	2013	2012
Components of Net Periodic Benefit Cost:
Interest cost on projected benefit obligation	$424	$383	$501
Recognized net actuarial gains	(453)	(669)	(958)

Total postretirement income	$(29)	$(286)	$(457)

         Weighted average assumptions used (as of the beginning of the fiscal year) in computing the net periodic benefit cost were as follows:

	2014	2013	2012
Discount rate	4.65%	3.70%	4.60%
Health care trend rate assumed for next year	7.54%	7.82%	8.10%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2024	2023	2022

         Expected postretirement benefit payments over the next ten years are anticipated to be paid as follows (in thousands):

Postretirement Benefits
Fiscal Year:
2015	$751
2016	723
2017	696
2018	644
2019	639
2020-2024	3,162

Total	$6,615

    Defined Contribution Plans

         The Company sponsors the AmerisourceBergen Employee Investment Plan, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 25% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code, may also be made depending upon the Company's performance. A discretionary contribution was approved for the fiscal year ended September 30, 2014. There were no discretionary contributions made in the fiscal years ended September 30, 2013 or 2012. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company that vest in full after five years of credited service.

         The Company also sponsors the AmerisourceBergen Corporation Benefit Restoration Plan. This unfunded plan provides benefits for selected key management, including all of the Company's executive officers. This plan will provide eligible participants with an annual amount equal to 4% of the participant's base salary and bonus incentive to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the Internal Revenue Code.

         Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2014, 2013, and 2012 were $22.5 million, $17.4 million, and $16.4 million, respectively.

    Deferred Compensation Plan

         The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant's compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2014. The Company's liability relating to its deferred compensation plan as of September 30, 2014 and 2013 was $16.2 million and $13.3 million, respectively.

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

         At September 30, 2014, employee and non-employee director stock options for an additional 27.9 million shares may be granted under the AmerisourceBergen Corporation Omnibus Incentive Plan (the "Plan").

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

         The weighted average fair values of the options granted during the fiscal years ended September 30, 2014, 2013, and 2012 were $11.22, $6.54, and $6.36, respectively. The following assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2014	2013	2012
Weighted average risk-free interest rate	0.89%	0.44%	0.59%
Expected dividend yield	1.37%	1.29%	1.39%
Weighted average volatility of common stock	23.91%	24.22%	25.63%
Weighted average expected life of the options	3.69 years	3.69 years	3.69 years

         Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2014, 2013, and 2012, the Company recorded stock option expense of $21.5 million, $20.2 million, and $15.4 million, respectively.

         A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000's)			(000's)
Outstanding at September 30, 2013	14,119	$33	4 years
Granted	2,332	$68
Exercised	(3,059)	$27
Forfeited	(272)	$46

Outstanding at September 30, 2014	13,120	$40	4 years	$488,591

Exercisable at September 30, 2014	6,319	$30	3 years	$296,386
Expected to vest after September 30, 2014	6,303	$49	5 years	$178,113

         The intrinsic value of stock option exercises during fiscal 2014, 2013, and 2012 was $132.4 million, $131.8 million, and $82.1 million, respectively.

         A summary of the status of the Company's nonvested options as of September 30, 2014 and changes during the fiscal year ended September 30, 2014 is presented below:

	Options	Weighted Average Grant Date Fair Value
	(000's)
Nonvested at September 30, 2013	7,667	$7
Granted	2,332	$11
Vested	(2,936)	$7
Forfeited	(262)	$8

Nonvested at September 30, 2014	6,801	$8

         During the fiscal years ended September 30, 2014, 2013, and 2012, the total fair values of options vested were $19.1 million, $17.4 million, and $17.2 million, respectively. Expected future compensation expense relating to the 6.8 million nonvested options outstanding as of September 30, 2014 is $37.6 million, which will be recognized over a weighted average period of 2.2 years.

    Restricted Stock and Restricted Stock Units

         Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years. During the fiscal years ended September 30, 2014, 2013, and 2012, the Company recorded restricted stock expense of $14.7 million, $12.1 million, and $9.0 million, respectively.

         A summary of the status of the Company's restricted shares as of September 30, 2014 and changes during the fiscal year ended September 30, 2014 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(000's)
Nonvested at September 30, 2013	1,123	$39
Granted	237	$69
Vested	(289)	$36
Forfeited	(121)	$39

Nonvested at September 30, 2014	950	$48

         During the fiscal years ended September 30, 2014, 2013, and 2012, the total fair values of restricted shares vested were $10.5 million, $9.7 million, and $6.1 million, respectively. Expected future compensation expense relating to the 1.0 million restricted shares outstanding as of September 30, 2014 is $19.0 million, which will be recognized over a weighted average period of 1.1 years.

    Performance Stock Units

         Beginning in fiscal 2012, performance stock units were granted to certain executive employees under the Plan, which represent Common Stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from 0 percent to 150 percent of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's Common Stock and the compensation expense associated with nonvested performance stock units is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2014, 2013 and 2012, the Company recognized $6.8 million, $3.7 million, and $1.5 million of compensation expense, respectively, related to these performance stock units.

         A summary of the status of the Company's nonvested performance stock units as of September 30, 2014 and changes during the fiscal year ended September 30, 2014 is presented below (based on target award amounts).

	Performance Stock Units	Weighted Average Grant Date Fair Value
	(000's)
Nonvested at September 30, 2013	210	$39
Granted	95	$68
Vested	(85)	$37

Nonvested at September 30, 2014	220	$52

    Employee Stock Purchase Plan

         The AmerisourceBergen Corporation Employee Stock Purchase Plan provides for an aggregate of 4,000,000 shares of Common Stock that may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). The participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company's Common Stock at a price equal to 95% of the fair market value of the stock on the last business day of each six-month purchase period. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2014, 2013, and 2012, the Company acquired 68,700 shares, 93,813 shares, and 113,692 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2014, the Company has withheld $1.2 million from eligible employees for the purchase of additional shares of Common Stock.

Note 10. Leases and Other Commitments

         At September 30, 2014, future minimum payments totaling $338.3 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2015 — $58.2 million; 2016 — $54.4 million; 2017 — $44.7 million; 2018 — $41.2 million; 2019 — $34.2 million; and thereafter — $105.6 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $81.8 million in fiscal 2014, $79.6 million in fiscal 2013, and $65.3 million in fiscal 2012.

         The Company has commitments to purchase product from influenza vaccine manufacturers through the 2015/2016 flu season. The Company is required to purchase doses at prices it believes will represent market prices. The Company currently estimates its remaining purchase commitment under these agreements will be approximately $72.9 million as of September 30, 2014, of which $57.2 million represents the Company's commitment in fiscal 2015.

         The Company outsources to IBM Global Services ("IBM") a significant portion of its corporate and AmerisourceBergen Drug Corporation information technology activities. The remaining commitment under the Company's arrangement, as amended in May 2014, which expires in June 2018, is approximately $74.1 million as of September 30, 2014, of which $37.1 million represents the Company's commitment in fiscal 2015.

Note 11. Employee Severance, Litigation and Other

         The following table illustrates the charges incurred by the Company relating to employee severance, litigation and other for the three fiscal years ended September 30, 2014 (in thousands):

	2014	2013	2012
Employee severance	$1,913	$491	$33,040
Deal-related transaction costs	6,279	22,976	11,100

Total employee severance, litigation and other	$8,192	$23,467	$44,140

         During fiscal 2012, the Company introduced a number of initiatives, some of which were made possible as a result of efficiencies gained through the implementation of the Company's enterprise resource planning system, to improve its operating efficiency across many of its businesses and certain administrative functions. In connection with these initiatives, the Company recorded $33.0 million of employee severance and other related costs in fiscal 2012. Other costs included an estimated $10.3 million liability to exit the Company's participation in a multi-employer pension plan resulting from a distribution facility closure in fiscal 2013. In connection with the fiscal 2012 initiatives, which the Company completed as of September 30, 2013, the Company terminated 314 employees. The Company also incurred $11.1 million of deal-related transaction costs in connection with business combinations in fiscal 2012.

         During fiscal 2013, the Company incurred $23.0 million of deal-related transaction costs (primarily related to professional fees with respect to the Walgreens and Alliance Boots transaction) and $0.5 million of employee severance and other related costs. During fiscal 2014, the Company incurred $6.3 million of deal-related transaction costs and $1.9 million of employee severance and other related costs.

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

         The Company has learned that there are filings in one or more federal district courts, including a qui tam complaint filed by one of its former employees, that are under seal and may involve allegations against the Company (and/or subsidiaries or businesses of the Company, including its group purchasing organization for oncologists and its oncology distribution business) relating to its distribution of certain pharmaceutical products to providers. The Company and AmerisourceBergen Specialty Group ("ABSG") have also received subpoenas from the United States Attorney's Office for the Eastern District of New York ("USAO") requesting production of documents and information relating to ABSG's oncology distribution center and former pharmacy in Dothan, Alabama, its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related to one or more of the qui tam actions that remain under seal. The Company is in the process of responding to the subpoenas. The Company cannot predict the outcome of any pending action in which any AmerisourceBergen entity is or may become a defendant.

    Subpoenas from United States Attorney's Offices

         In fiscal 2012, the Company's subsidiary, AmerisourceBergen Drug Corporation ("ABDC"), received a subpoena from the United States Attorney's Office in New Jersey (the "USAO") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. In addition to requesting information on ABDC's diversion control program generally, the subpoenas also request documents concerning specific customers' purchases of controlled substances. On August 30, 2013, ABDC received a second subpoena from the USAO and also a second subpoena from the DEA requesting additional information related to the documents produced in response to the first subpoena, as well as information regarding additional specific customers' purchases of controlled substances. On December 31, 2013, ABDC received a third subpoena from the USAO requesting additional information related to electronically stored information. On June 20, 2014, ABDC received a fourth subpoena requesting additional information related to the documents produced in response to the first and second subpoenas. On July 23, 2014, ABDC received a fifth subpoena requesting documents relating to specific customers and audits, among other information requests. The Company has responded to the subpoenas and is continuing to respond to subpoenas and requests for information. The Company cannot predict the outcome of this matter.

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

    West Virginia Complaint

         On June 26, 2012, the Attorney General of the State of West Virginia ("West Virginia") filed a complaint (the "Complaint") in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants' alleged conduct. On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. On August 27, 2012, West Virginia filed a Motion to Remand, to which J.M. Smith Corporate d/b/a Smith Drug Company, joined by all other defendants, filed a reply. On March 27, 2013, the Court granted West Virginia's Motion to Remand and West Virginia notified the parties that they intend to file an amended complaint. In advance of filing an amended complaint, West Virginia served discovery requests and subsequently filed a motion to compel. After responding to West Virginia's motion to compel and oral argument, defendants were ordered to provide limited responses. On January 2, 2014, West Virginia filed an amended complaint, which removed the claims for unjust enrichment, medical monitoring, and antitrust violations. On February 14, 2014, the defendants filed motions to dismiss the amended complaint. The plaintiffs filed responses in opposition to the defendants' motion to dismiss on May 6, 2014, and the defendants filed reply briefs in support of their motions on May 23, 2014. The court held oral argument on June 5, 2014. The motions to dismiss are currently pending before the court. The Company cannot predict the outcome of this matter.

Note 13. Litigation Settlements

    Antitrust Settlements

         Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2014, 2013, and 2012, the Company recognized gains of $24.4 million, $22.9 million, and $14.8 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company's consolidated statements of operations.

Note 14. Business Segment Information

         The Company is organized based upon the products and services it provides to its customers. The Company's operations are comprised the Pharmaceutical Distribution reportable segment and Other. The Pharmaceutical Distribution reportable segment consists of the AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG") operating segments. Other consists of the AmerisourceBergen Consulting Services ("ABCS") and World Courier Group, Inc. ("World Courier") operating segments.

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

         ABSG, through a number of operating businesses, provides distribution and other services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty products. Additionally, ABSG provides third party logistics and outcomes research, and other services for biotechnology and other pharmaceutical manufacturers.

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

         The following tables illustrate reportable segment information for the periods indicated (in thousands):

	Revenue
Fiscal year ended September 30,	2014	2013	2012
Pharmaceutical Distribution	$117,383,967	$86,063,531	$76,689,550
Other	2,449,149	2,087,968	1,575,738
Intersegment eliminations	(263,989)	(192,332)	(184,482)

Revenue	$119,569,127	$87,959,167	$78,080,806

         Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Operating Income
Fiscal year ended September 30,	2014	2013	2012
Pharmaceutical Distribution	$1,405,992	$1,162,352	$1,254,386
Other	150,617	128,074	97,716

Total segment operating income	$1,556,609	$1,290,426	$1,352,102

         The following table reconciles total segment operating income to income from continuing operations before income taxes (in thousands):

	Income From Continuing Operations Before Income Taxes
Fiscal year ended September 30,	2014	2013	2012
Total segment operating income	$1,556,609	$1,290,426	$1,352,102
Gains on antitrust litigation settlements	24,436	22,883	14,813
LIFO expense	(348,063)	(277,001)	(706)
Acquisition related intangibles amortization	(23,167)	(24,387)	(18,454)
Warrant expense	(422,739)	(90,055)	—
Employee severance, litigation and other	(8,192)	(23,467)	(44,140)

Operating income	778,884	898,399	1,303,615
Other (income) loss	(4,360)	44	(5,827)
Interest expense, net	76,862	73,897	92,569
Loss on early retirement of debt	32,954	—	—

Income from continuing operations before income taxes	$673,428	$824,458	$1,216,873

         Segment operating income is evaluated by the chief operating decision maker of the Company before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; Warrant expense; employee severance, litigation and other; other (income) loss; interest expense, net; and loss on early retirement of debt. All corporate office expenses are allocated to each operating segment.

	Assets
At September 30,	2014	2013
Pharmaceutical Distribution	$20,009,181	$17,486,861
Other	1,523,002	1,431,777

Total assets	$21,532,183	$18,918,638

	Depreciation & Amortization
Fiscal year ended September 30,	2014	2013	2012
Pharmaceutical Distribution	$131,782	$109,401	$91,915
Other	30,340	28,398	24,006
Acquisition related intangibles amortization	23,167	24,387	18,454

Total depreciation and amortization	$185,290	$162,186	$134,375

         Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items which are included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2014	2013	2012
Pharmaceutical Distribution	$222,985	$170,989	$85,600
Other	41,472	31,461	47,692

Total capital expenditures	$264,457	$202,450	$133,292

Note 15. Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable at September 30, 2014 and 2013 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $400.0 million of investments in money market accounts as of September 30, 2014. The Company had no investments in money market accounts as of September 30, 2013. The fair values of the money market accounts were determined on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs. The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of September 30, 2014 were $1,995.6 million and $2,056.6 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2013 were $1,396.6 million and $1,502.0 million, respectively. The fair values of long-term debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

Note 16. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In thousands, except per share amounts)
Revenue	$29,176,362	$28,455,903	$30,348,154	$31,588,708	$119,569,127
Gross profit(a)	$688,225	$729,593	$692,004	$872,544	$2,982,366
Distribution, selling and administrative expenses, depreciation, and amortization	408,010	420,835	434,945	508,761	1,772,551
Warrant expense	116,297	5,663	145,040	155,739	422,739
Employee severance, litigation and other	4,302	1,967	1,142	781	8,192

Operating income	$159,616	$301,128	$110,877	$207,263	$778,884
Income (loss) from continuing operations	$48,931	$180,077	$(12,780)	$67,802	$284,030
Loss from discontinued operations, net of tax(b)	(7,546)	—	—	—	(7,546)

Net income (loss)	$41,385	$180,077	$(12,780)	$67,802	$276,484
Earnings per share from continuing operations:
Basic	$0.21	$0.78	$(0.06)	$0.30	$1.25
Diluted	$0.21	$0.76	$(0.06)	$0.29	$1.21
Earnings per share:
Basic	$0.18	$0.78	$(0.06)	$0.30	$1.22
Diluted	$0.17	$0.76	$(0.06)	$0.29	$1.17

(a)
The first, second, and third quarters of fiscal 2014 include gains of $21.0 million, $0.8 million, and $2.5 million, respectively, from antitrust litigation settlements. The first, second, third, and fourth quarters of fiscal 2014 include LIFO charges of $57.6 million, $102.8 million, $133.2 million, and $54.4 million, respectively.

(b)
Includes the impact of a final purchase price working capital adjustment related to the divestiture of ABCC (see Note 3).

	Fiscal Year Ended September 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In thousands, except per share amounts)
Revenue	$21,059,811	$20,523,668	$21,906,648	$24,469,040	$87,959,167
Gross profit(a)	$660,828	$716,989	$562,450	$567,552	$2,507,819
Distribution, selling and administrative expenses, depreciation and amortization	359,384	363,404	372,311	400,799	1,495,898
Warrant expense	—	3,761	35,815	50,479	90,055
Employee severance, litigation and other	2,004	(299)	19,678	2,084	23,467

Operating income	$299,440	$350,123	$134,646	$114,190	$898,399
Income from continuing operations	$174,621	$204,143	$64,110	$50,561	$493,435
(Loss) income from discontinued operations, net of tax(b)	(6,010)	(158,509)	104,329	462	(59,728)

Net income	$168,611	$45,634	$168,439	$51,023	$433,707
Earnings per share from continuing operations:
Basic	$0.75	$0.89	$0.28	$0.22	$2.14
Diluted	$0.74	$0.87	$0.27	$0.22	$2.10
Earnings per share:
Basic	$0.73	$0.20	$0.73	$0.22	$1.88
Diluted	$0.71	$0.19	$0.71	$0.22	$1.84

(a)
The first, second, third and fourth quarters of fiscal 2013 include gains of $12.3 million, $3.5 million, $6.0 million, and $1.1 million, respectively, from antitrust litigation settlements. The first, second, third, and fourth quarters of fiscal 2013 include a LIFO charge of $1.1 million, a LIFO credit of $0.2 million, a LIFO charge of $122.1 million, and a LIFO charge of $154.0 million, respectively.

(b)
Includes (loss) income from AB and ABCC, both of which were divested in May 2013 (see Note 3).

Note 17. Subsequent Event

    Dividend Increase

         In November 2014, the Company's board of directors increased the quarterly dividend paid on Common Stock by 23% and declared a regular quarterly cash dividend of $0.29 payable on December 1, 2014 to shareholders of record on November 17, 2014.

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

Changes in Internal Control over Financial Reporting

         There were no changes during the fiscal quarter ended September 30, 2014 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

         AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2014.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of AmerisourceBergen Corporation

         We have audited internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 Framework (the COSO criteria). AmerisourceBergen Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

         In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014 and our report dated November 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 25, 2014

ITEM 9B.    OTHER INFORMATION

         None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2015 Annual Meeting of stockholders (the "2015 Proxy Statement") including information under "Election of Directors," "Additional Information about the Directors, the Board and the Board Committees," "Codes of Ethics," "Audit Matters," and "Section 16 (a) Beneficial Reporting Compliance," is incorporated herein by reference. We will file the 2015 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

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

ITEM 11.    EXECUTIVE COMPENSATION

         Information contained in the 2015 Proxy Statement, including information appearing under "Compensation Matters" and "Executive Compensation" in the 2015 Proxy Statement, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information contained in the 2015 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2015 Proxy Statement, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

         Information contained in the 2015 Proxy Statement, including information appearing under "Additional Information about the Directors, the Board, and the Board Committees," "Corporate Governance," "Agreements with Employees" and "Certain Transactions" in the 2015 Proxy Statement, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information contained in the 2015 Proxy Statement, including information appearing under "Audit Matters" in the 2015 Proxy Statement, is incorporated herein by reference.

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

(a) (3) List of Exhibits.*

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as of March 4, 2010, as amended by the Certificate of Amendment dated as of February 17, 2011 and the Certificate of Amendment dated as of March 6, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014).
3.2	Amended and Restated Bylaws of the Registrant, as of March 6, 2014 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
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
4.8
Third Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to Registrant's 1.150% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2014).
4.9
Form of 1.150% Senior Notes due 2017 (incorporated by reference to Exhibit A to Third Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to Registrant's 1.150% Senior Notes due 2017, which is filed as Exhibit 4.1 to the Registrant's Current Report on 8-K filed on May 22, 2014).
4.10
Fourth Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to Registrant's 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2014).
4.11
Form of 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit A to Fourth Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.400% Senior Notes due 2024, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2014).
4.12	Warrant No. 1A issued to Walgreens Pharmacy Strategies, LLC on March 18, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
4.13	Warrant No. 1B issued to Alliance Boots Luxembourg S.à.r.l. on March 18, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).

Exhibit Number	Description
4.14	Warrant No. 2A issued to Walgreens Pharmacy Strategies, LLC on March 18, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
4.15	Warrant No. 2B issued to Alliance Boots Luxembourg S.à.r.l. on March 18, 2013 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
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
‡10.9
Form of Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).
‡10.10
Form of Restricted Stock Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).
‡10.11
Form of Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).
‡10.12
Form of Performance-Based Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).
‡10.13
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
‡10.15
AmerisourceBergen Corporation Benefit Restoration Plan, as amended and restated as of December 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2013).

Exhibit Number	Description
‡10.16	AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.17
Form of Restricted Stock Award Agreement to Non-Employee Director under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.18
Form of Restricted Stock Unit Agreement to Non-Employee Director under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on form 8-K filed on March 10, 2014).
‡10.19
Form of Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.20
Form of Restricted Stock Unit Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.21
Form of Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.22
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
‡10.26	Stock Option Award to Steven H. Collis, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 9, 2013).
‡10.27	Restricted Stock Award to Steven H. Collis, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on August 9, 2013).
‡10.28
Employment Agreement, dated as of April 8, 2010, between the Registrant and James D. Frary (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
‡10.29
Employment Agreement, dated as of May 10, 2012, between the Registrant and Tim G. Guttman (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
‡10.30
Employment Agreement, dated as of November 26, 2010, between the Registrant and Peyton R. Howell (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
‡10.31
Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Registrant and David W. Neu (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
‡10.32
Letter Agreement, dated January 7, 2009, between the Registrant and David W. Neu (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

Exhibit Number	Description
10.33	Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as originator, and AmeriSource Receivables Financial Corporation, as buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).
10.34
First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation as originator (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2010).
10.35
Second Amendment to Receivables Sales Agreement, dated as of April 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.36
Third Amendment to Receivables Sale Agreement, dated as of October 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).
10.37
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
10.38
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
10.40
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
10.41
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
10.42
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
10.43
Sixth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 7, 2013, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, Market Street Funding LLC, as assignor, PNC Bank, National Association, as assignee, and the Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2013).

Exhibit Number	Description
10.44	Seventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 17, 2014, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2014).
10.45
Amended and Restated Performance Undertaking, dated as of December 2, 2004, executed by the Registrant, as performance guarantor, in favor of AmeriSource Receivables Financial Corporation, as recipient (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
10.46
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.47
Credit Agreement, dated as of March 18, 2011, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2011).
10.48
Amendment and Restatement Agreement, dated as of October 28, 2011, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).
10.49
Second Amendment and Restatement Agreement, dated as of November 20, 2012, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 27, 2012).
10.50
Third Amendment and Restatement Agreement, dated as of July 9, 2013, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 12, 2013).
10.51
Fourth Amendment and Restatement Agreement, dated as of August 18, 2014, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 13, 2014).
10.52
Revolving Credit Note, dated as of March 8, 2013, between AmerisourceBergen Corporation and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.53
First Amendment to Revolving Credit Note, dated as of April 4, 2014, between AmerisourceBergen Corporation and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).
14
AmerisourceBergen Corporation Code of Ethics for Designated Senior Officers (incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description
101	Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

AMERISOURCEBERGEN CORPORATION
Date: November 25, 2014	By:	/s/ STEVEN H. COLLIS Steven H. Collis President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 25, 2014 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS Steven H. Collis	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ TIM G. GUTTMAN Tim G. Guttman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ LAZARUS KRIKORIAN Lazarus Krikorian	Vice President and Corporate Controller
/s/ RICHARD C. GOZON Richard C. Gozon	Director and Chairman
/s/ DOUGLAS R. CONANT Douglas R. Conant	Director
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	Director
/s/ LON R. GREENBERG Lon R. Greenberg	Director
/s/ EDWARD E. HAGENLOCKER Edward E. Hagenlocker	Director
/s/ JANE E. HENNEY, M.D. Jane E. Henney, M.D.	Director

Signature	Title

/s/ KATHLEEN W. HYLE Kathleen W. Hyle	Director
/s/ MICHAEL J. LONG Michael J. Long	Director
/s/ HENRY W. MCGEE Henry W. McGee	Director
/s/ GREGORY D. WASSON Gregory D. Wasson	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts	Deductions- Describe (2)	Balance at End of Period
	(In thousands)
Year Ended September 30, 2014
Allowance for doubtful accounts	$82,380	$26,634	$—	$(19,567)	$89,447

Year Ended September 30, 2013
Allowance for doubtful accounts	$85,741	$20,118	$—	$(23,479)	$82,380

Year Ended September 30, 2012
Allowance for doubtful accounts	$88,833	$23,058	$—	$(26,150)	$85,741

(1)
Represents the provision for doubtful accounts.

(2)
Represents accounts written off during year, net of recoveries.