Form 10-Q
period 2014-12-31
AMERISOURCEBERGEN CORP
filed 2015-02-06
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2014

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2015 was  219,604,997.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands, except share and per share data)	2014	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,298,756	$1,808,513
Accounts receivable, less allowances for returns and doubtful accounts: $931,322 at December 31, 2014 and $998,383 at September 30, 2014	7,144,031	6,312,883
Merchandise inventories	10,628,342	8,593,852
Prepaid expenses and other	73,581	84,957
Total current assets	20,144,710	16,800,205

Property and equipment, at cost:
Land	37,538	37,538
Buildings and improvements	382,789	359,037
Machinery, equipment and other	1,321,327	1,295,854
Total property and equipment	1,741,654	1,692,429
Less accumulated depreciation	(834,650)	(792,847)
Property and equipment, net	907,004	899,582

Goodwill and other intangible assets	3,501,051	3,481,744
Other assets	352,151	350,652
TOTAL ASSETS	$24,904,916	$21,532,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,031,658	$15,592,834
Accrued expenses and other	673,510	561,863
Deferred income taxes	1,099,865	1,095,463
Total current liabilities	20,805,033	17,250,160

Long-term debt	1,995,885	1,995,632
Other liabilities	335,652	329,492

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 272,040,492 shares and 219,340,882 shares at December 31, 2014, respectively, and 271,126,753 shares and 221,908,650 shares at September 30, 2014, respectively	2,720	2,711
Additional paid-in capital	3,102,312	2,749,185
Retained earnings	1,306,457	1,570,429
Accumulated other comprehensive loss	(60,727)	(52,046)
Treasury stock, at cost: 52,699,610 shares at December 31, 2014 and 49,218,103 shares at September 30, 2014	(2,582,416)	(2,313,380)
Total stockholders’ equity	1,768,346	1,956,899
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,904,916	$21,532,183

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
(in thousands, except per share data)	2014	2013

Revenue	$33,588,602	$29,176,362
Cost of goods sold	32,836,303	28,488,137
Gross profit	752,299	688,225
Operating expenses:
Distribution, selling, and administrative	416,491	364,060
Depreciation	43,773	37,319
Amortization	5,524	6,631
Warrants	371,405	116,297
Employee severance, litigation and other	3,503	4,302
Operating (loss) income	(88,397)	159,616
Other loss (income)	1,314	(597)
Interest expense, net	17,342	18,832
(Loss) income from continuing operations before income taxes	(107,053)	141,381
Income taxes	92,894	92,450
(Loss) income from continuing operations	(199,947)	48,931
Loss from discontinued operations, net of income taxes	—	(7,546)
Net (loss) income	$(199,947)	$41,385

Earnings per share:
Basic earnings per share:
Continuing operations	$(0.91)	$0.21
Discontinued operations	—	(0.03)
Total	$(0.91)	$0.18
Diluted earnings per share:
Continuing operations	$(0.91)	$0.21
Discontinued operations	—	(0.03)
Rounding	—	(0.01)
Total	$(0.91)	$0.17

Weighted average common shares outstanding:
Basic	219,456	230,277
Diluted	219,456	237,012

Cash dividends declared per share of common stock	$0.29	$0.235

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	December 31, 2014
(in thousands)	2014	2013
Net (loss) income	$(199,947)	$41,385
Other comprehensive loss:
Net change in foreign currency translation adjustments	(8,730)	(5,442)
Other	49	(151)
Total other comprehensive loss	(8,681)	(5,593)
Total comprehensive (loss) income	$(208,628)	$35,792

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
(in thousands)	2014	2013

OPERATING ACTIVITIES
Net (loss) income	$(199,947)	$41,385
Loss from discontinued operations	—	7,546
(Loss) income from continuing operations	(199,947)	48,931
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation, including amounts charged to cost of goods sold	44,518	37,887
Amortization, including amounts charged to interest expense	6,652	7,823
(Benefit) provision for doubtful accounts	(1,379)	1,688
(Benefit) provision for deferred income taxes	(18,058)	2,396
Warrant expense	371,405	116,297
Share-based compensation	19,567	11,226
Other	(1,951)	(2,675)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(766,718)	(159,120)
Merchandise inventories	(2,096,578)	(1,626,618)
Prepaid expenses and other assets	10,992	43,659
Accounts payable, accrued expenses, and income taxes	3,529,971	523,117
Other liabilities	(1,510)	(708)
Net cash provided by (used in) operating activities - continuing operations	896,964	(996,097)
Net cash used in operating activities - discontinued operations	—	(7,546)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	896,964	(1,003,643)
INVESTING ACTIVITIES
Capital expenditures	(52,557)	(59,183)
Cost of acquired companies, net of cash acquired	(24,604)	(9,103)
Other	5	83
NET CASH USED IN INVESTING ACTIVITIES	(77,156)	(68,203)
FINANCING ACTIVITIES
Borrowings under revolving and securitization credit facilities	—	522,500
Repayments under revolving and securitization credit facilities	—	(99,500)
Purchases of common stock	(300,213)	(19,652)
Exercises of stock options, including excess tax benefits of $17,332 and $11,631 in fiscal 2015 and 2014, respectively	40,164	32,326
Cash dividends on common stock	(64,025)	(54,367)
Purchases of capped call options	—	(192,995)
Debt issuance costs and other	(5,491)	(7)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(329,565)	188,305

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	490,243	(883,541)
Cash and cash equivalents at beginning of period	1,808,513	1,231,006
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,298,756	$347,465

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2014 and the results of operations and cash flows for the interim periods ended December 31, 2014 and 2013 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 — Revenue Recognition and most industry-specific guidance throughout the Codification.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods.  Early adoption is not permitted under GAAP and either full or modified retrospective application is required.  The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting guidance.

As of December 31, 2014, there were no other recently issued accounting standards that will have a material impact on the Company’s financial position or results of operations upon their adoption.

Note 2.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of December 31, 2014, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $53.0 million ($37.5 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $8.2 million of interest and penalties, which the Company records in income tax expense.  During the three months ended December 31, 2014, unrecognized tax benefits increased by $2.4 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $6.6 million.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2013, the Company issued Warrants (as defined in Note 5) in connection with various agreements and arrangements with Walgreens Boots Alliance, Inc. (“WBA”), as successor in interest to Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”).  As of the date of issuance, the Warrants were valued at $242.4 million, which approximates the amount that will be deductible for income tax purposes.  The fair value of the Warrants as of December 31, 2014 was $1,688.9 million.  The excess of the fair value of the Warrants over the initial value is not tax deductible.  As a result, in periods where the fair value of the Warrants exceeds the initial value, the Company’s effective income tax rate will be higher than its normal historical rate.

Note 3.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2014 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2014	$2,400,926	$547,576	$2,948,502
Goodwill recognized in connection with acquisition	12,812	—	12,812
Foreign currency translation	—	(921)	(921)
Goodwill at December 31, 2014	$2,413,738	$546,655	$2,960,393

Following is a summary of other intangible assets (in thousands):

	December 31, 2014			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$343,629	$—	$343,629	$343,707	$—	$343,707
Finite-lived intangibles:
Customer relationships	275,026	(102,004)	173,022	268,208	(98,412)	169,796
Other	77,103	(53,096)	24,007	71,114	(51,375)	19,739
Total other intangible assets	$695,758	$(155,100)	$540,658	$683,029	$(149,787)	$533,242

Amortization expense for finite-lived intangible assets was $5.5 million and $6.6 million in the three months ended December 31, 2014 and 2013, respectively.  Amortization expense for finite-lived intangible assets is estimated to be $24.0 million in fiscal 2015, $23.9 million in fiscal 2016, $20.0 million in fiscal 2017, $17.6 million in fiscal 2018, $17.0 million in fiscal 2019, and $100.0 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Debt

Debt consisted of the following (in thousands):

	December 31,	September 30,
	2014	2014

Multi-currency revolving credit facility due 2019	$—	$—
Receivables securitization facility due 2017	—	—
Revolving credit note	—	—
$600,000, 1.15% senior notes due 2017	599,496	599,379
$400,000, 4.875% senior notes due 2019	398,204	398,122
$500,000, 3.50% senior notes due 2021	499,515	499,497
$500,000, 3.40% senior notes due 2024	498,670	498,634
Total debt	$1,995,885	$1,995,632

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in August 2019 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2014).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at December 31, 2014).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which the Company was compliant as of December 31, 2014.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at December 31, 2014.

The Company has a $950 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in June 2016.  In December 2014, the Company entered into an amendment to the Receivables Securitization Facility to extend the maturity date to December 2017.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2014.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Stockholders’ Equity and Earnings per Share

In November 2014, the Company’s board of directors increased the quarterly cash dividend by 23% from $0.235 per share to $0.29 per share.

In August 2013, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the three months ended December 31, 2014, the Company purchased 1.7 million shares of its common stock for a total of $132.0 million under this program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  The Company had $443.3 million of availability remaining under this share repurchase program as of December 31, 2014.

In March 2013, the Company and WBA entered into various agreements and arrangements pursuant to which WBA was granted the right to purchase a minority equity position in the Company, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of the Company’s common stock (approximately 7% of the Company’s common stock, on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants, as defined below) in open market transactions.  In connection with these arrangements, Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of WBA, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company’s common stock at an exercise price of $51.50 per share exercisable during a six month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of the Company’s common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 and Alliance Boots Luxembourg S.à.r.l., also a wholly owned subsidiary of WBA, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company’s common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to 11,348,456 shares of the Company’s common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the “Warrants”).

The Company valued these Warrants as of March 18, 2013 (date of issuance) and revised the valuation each subsequent quarter.  As of December 31, 2014, the Warrants with an exercise price of $51.50 were valued at $37.69 per share and the Warrants with an exercise price of $52.50 were valued at $36.72 per share.  In total, the Warrants were valued at $1,688.9 million as of December 31, 2014.  Refer to “Critical Accounting Policies and Estimates — Warrants” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for a more detailed description of the accounting for the Warrants.

The Company has taken steps to mitigate the potentially dilutive effect that the exercise of the Warrants could have by hedging a portion of its future obligation to deliver common stock with a financial institution and repurchasing additional shares of its common stock for the Company’s own account over time.  In June 2013, the Company commenced its hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer capped call option transactions (“Capped Calls”).  The Capped Calls give the Company the right to buy shares of its common stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and were initially intended to cover approximately 60% of the shares subject to the Warrants at the time the Company entered into the transactions.  If the Warrants are exercised, the Company will use a majority of the proceeds to repurchase its shares under the Capped Calls.  The Capped Calls are subject to a “cap” price.  If the Company’s share price exceeds the “cap” price in the Capped Calls at the time the Warrants are exercised, the number of shares that will be delivered to the Company under the Capped Calls will be reduced, and accordingly, will cover less than 60% of the shares of common stock subject to the Warrants.  This hedge transaction was completed in January 2014, and included the purchase of Capped Calls on a total of 27.2 million shares of the Company’s common stock for a total premium of $368.7 million.

Based upon the Company’s recent share price, the number of shares of common stock the Company expects to receive under the Capped Calls at maturity has been reduced.  Therefore, the Company amended certain of the Capped Calls to increase their “cap” price to continue to address the potentially dilutive effect of the Warrants.  The Company paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the warrants that become exercisable in 2016.  As of

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2014, the Company had $78.0 million recorded as a liability related to the total premium.  The Capped Calls permit the Company to acquire shares of its common stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017.  The Capped Calls permit net share settlement, which is limited by caps on the market price of the Company’s common stock.  The Company has accounted for the Capped Calls as equity contracts and therefore, the above premiums were recorded as a reduction to paid-in capital.

In May 2014, the Company’s board of directors authorized a special program allowing the Company to purchase up to $650 million of its outstanding shares of common stock, subject to market conditions, as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplements the Company’s previously executed warrant hedging strategy.  During the three months ended December 31, 2014, the Company purchased 1.7 million shares of its common stock for a total of $132.1 million under this program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  The Company has $265.9 million of availability remaining under this special share repurchase program as of December 31, 2014.

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

	Three months ended
	December 31,
(in thousands)	2014	2013
Weighted average common shares outstanding - basic	219,456	230,277
Dilutive effect of stock options, restricted stock, and restricted stock units	—	5,106
Dilutive effect of Warrants	—	1,629
Weighted average common shares outstanding - diluted	219,456	237,012

The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the three months ended December 31, 2014 and 2013 were 15.8 million and 1.2 million, respectively.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

West Virginia Complaint

On June 26, 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed a complaint (the “Complaint”) in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The Complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The Complaint also seeks a jury trial to determine any losses and damages sustained by West

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Virginia as a result of the defendants’ alleged conduct. On July 26, 2012, one of the defendants, J.M. Smith Corporation d/b/a Smith Drug Company, filed a Notice of Removal from the Circuit Court of Boone County, West Virginia to the United States District Court for the Southern District of West Virginia, and ABDC and all other defendants filed Consents to Removal. On August 27, 2012, West Virginia filed a Motion to Remand, to which J.M. Smith Corporate d/b/a Smith Drug Company, joined by all other defendants, filed a reply. On March 27, 2013, the Court granted West Virginia’s Motion to Remand and West Virginia notified the parties that they intended to file an amended complaint. In advance of filing an amended complaint, West Virginia served discovery requests and subsequently filed a motion to compel.  After responding to West Virginia’s motion to compel and oral argument, defendants were ordered to provide limited responses.  On January 2, 2014, West Virginia filed an amended complaint, which removed the claims for unjust enrichment, medical monitoring and antitrust violations.  On February 14, 2014, the defendants filed motions to dismiss the amended complaint.  The plaintiffs filed responses in opposition to the defendants’ motion to dismiss on May 6, 2014, and the defendants filed reply briefs in support of their motions on May 23, 2014.  The court held oral arguments on June 5, 2014.  On December 12, 2014, the court denied defendants’ motions to dismiss, but granted defendants’ motion for a more definite statement.  On January 13, 2015, West Virginia filed a second amended compliant under seal and an accompanying motion to modify the protective order so that the second amended complaint may be unsealed and served on all defendants.  The second amended complaint has not currently been served on any of the defendants.  The Company cannot predict the outcome of this matter.

Note 7.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  The Company recognized no gains during the three months ended December 31, 2014 and recognized gains of $21.0 million during the three months ended December 31, 2013 related to the above-mentioned class action lawsuits.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 8.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable at December 31, 2014 and September 30, 2014 approximate fair value based upon the relatively short-term nature of these financial instruments.  Within cash and cash equivalents, the Company had $450.0 million and $400.0 million of investments in money market accounts as of December 31, 2014 and September 30, 2014, respectively.  The fair values of the money market accounts were based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.  The recorded amount of long-term debt and the corresponding fair value as of December 31, 2014 were $1,995.9 million and $2,061.0 million, respectively.  The recorded amount of long-term debt and the corresponding fair value as of September 30, 2014 were $1,995.6 million and $2,056.6 million, respectively.  The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

segments.  Other consists of the AmerisourceBergen Consulting Services (“ABCS”) and World Courier Group, Inc. (“World Courier”) operating segments.

The following tables illustrate reportable segment information for the three months ended December 31, 2014 and 2013 (in thousands):

	Revenue
	Three months ended
	December 31,
	2014	2013
Pharmaceutical Distribution	$32,982,724	$28,622,591
Other	696,001	604,132
Intersegment eliminations	(90,123)	(50,361)

Revenue	$33,588,602	$29,176,362

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Operating Income
	Three months ended
	December 31,
	2014	2013
Pharmaceutical Distribution	$390,401	$286,782
Other	45,166	35,950
Total segment operating income	$435,567	$322,732

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reconciles total segment operating income to (loss) income from continuing operations before income taxes (in thousands):

	(Loss) Income From Continuing
	Operations Before Income Taxes
	Three months ended
	December 31,
	2014	2013
Total segment operating income	$435,567	$322,732
Gains on antitrust litigation settlements	—	21,023
LIFO expense	(144,024)	(57,582)
Acquisition related intangibles amortization	(5,032)	(5,958)
Warrant expense	(371,405)	(116,297)
Employee severance, litigation and other	(3,503)	(4,302)
Operating (loss) income	(88,397)	159,616
Other loss (income)	1,314	(597)
Interest expense, net	17,342	18,832
(Loss) income from continuing operations before income taxes	$(107,053)	$141,381

Segment operating income is evaluated by the chief operating decision maker for the Company before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; Warrant expense; employee severance, litigation and other; other loss (income); and interest expense, net.  All corporate office expenses are allocated to each operating segment.

Note 10.  Subsequent Event

In January 2015, the Company entered into a definitive merger agreement (“Merger Agreement”) to acquire MWI Veterinary Supply, Inc. (“MWI”), a leading animal health distribution company in the United States.

Under the terms and conditions of the Merger Agreement, on January 26, 2015, the Company commenced a cash tender offer for all of the outstanding shares of MWI at a price of $190.00 per share, representing a fully diluted equity value of approximately $2.5 billion.  The Company expects to finance the transaction through a combination of cash and long-term debt.  In January 2015, in advance of securing the long-term debt, we received a commitment for a $2.15 billion senior unsecured 364-day bridge term loan facility, which may be used to fund the transaction contemplated by the Merger Agreement.  The tender offer is conditioned on MWI’s stockholders tendering at least a majority of outstanding shares in the tender offer, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions.  The transaction is expected to close during the March quarter of 2015.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Recent Developments

In January 2015, we entered into a definitive merger agreement (“Merger Agreement”) to acquire MWI Veterinary Supply, Inc. (“MWI”), a leading animal health distribution company in the United States.

Under the terms and conditions of the Merger Agreement, on January 26, 2015, we made a cash tender offer for all of the outstanding shares of MWI at a price of $190.00 per share, representing a fully diluted equity value of approximately $2.5 billion.  We expect to finance the transaction through a combination of cash and long-term debt.  In January 2015, in advance of securing the long-term debt, we received a commitment for a $2.15 billion senior unsecured 364-day bridge term loan facility, which may be used to fund the transaction contemplated by the Merger Agreement.  The tender offer is conditioned on MWI’s stockholders tendering at least a majority of outstanding shares in the tender offer, clearance under the Hart-Scott-Radino Antitrust Improvements Act, and other customary closing conditions.  The transaction is expected to close during the March quarter of 2015.

Executive Summary

This executive summary provides highlights from the results of operations that follows:

•                  Revenue increased 15.1% from the prior year quarter, as a result of having a full quarter of generic drug distribution from ABDC to Walgreens Boots Alliance, Inc. (“WBA”), increased sales of brand and generic products (including products that treat Hepatitis C), and the strong growth of ABSG and ABCS;

•                  Pharmaceutical Distribution gross profit increased 26.6% from the prior year quarter, as the result of our strong revenue growth in brand and generic pharmaceuticals in ABDC, better than expected brand and generic price appreciation, and the incremental income from ABDC’s participation in the WBA procurement joint venture;

•                  Total gross profit was impacted by LIFO expense, which was $144.0 million in the current year quarter in comparison to $57.6 million in the prior year quarter;

•                  Distribution, selling, and administrative expenses increased 14.4% to support our revenue growth;

•                  Total operating expenses were impacted by Warrant expense, which was $371.4 million in the current year quarter in comparison to $116.3 million in the prior year quarter;

•                  Total segment operating income increased by 35.0% compared to the prior year quarter primarily due to the increase in Pharmaceutical Distribution’s gross profit; and

•                  Net income and diluted earnings per share were impacted by the significant LIFO and Warrant expenses.

Results of Operations

Revenue

	Three months ended
	December 31,
(dollars in thousands)	2014	2013	Change
Pharmaceutical Distribution	$32,982,724	$28,622,591	15.2%
Other	696,001	604,132	15.2%
Intersegment eliminations	(90,123)	(50,361)	79.0%
Revenue	$33,588,602	$29,176,362	15.1%

Revenue increased by $4.4 billion or 15.1% from the prior year quarter.  This increase was largely due to the revenue growth of Pharmaceutical Distribution and, to a lesser extent, the revenue growth of Other.

We currently expect our revenue in fiscal 2015 to increase in the range of 10% to 11%.  Our expected growth rate is driven in part by a full year of generic drug distribution to WBA, which was phased in during fiscal 2014.  Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 15.2% from the prior year quarter.  Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue.  These revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC’s facilities.  Total intrasegment revenues were $1.6 billion and $976.8 million in the quarters ended December 31, 2014 and 2013, respectively.

ABDC’s revenue of $28.6 billion in the quarter ended December 31, 2014 increased 15.2% from the prior year quarter (before intrasegment eliminations).  The increase in ABDC’s revenue was primarily due to increased sales to WBA of $2.2 billion, which was largely driven by a full quarter of generic drug distribution; increased sales of products that treat Hepatitis C; and overall market growth.

ABSG’s revenue of $6.0 billion in the quarter ended December 31, 2014 increased 25.7% from the prior year quarter (before intrasegment eliminations).  The increase in ABSG’s revenue was due to the continued growth in our blood products, vaccine and physician office distribution businesses, the impact of manufacturer shifts of certain infused oncology products from full line distribution to specialty distribution, an increase in sales in our third party logistics business, and the growth in oncology product sales (including an increase in sales to community oncologists).

A portion of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.  Under federal sequestration legislation, Medicare physician reimbursement rates for Part B drugs were reduced on April 1, 2013.  Community oncologists and other specialty physicians that administer drugs under Medicare Part B continue to be impacted by lower reimbursement rates for specialty pharmaceutical drugs.  As a result, some physician practices continue to consider consolidating or selling their businesses to hospitals.  While we service the needs of many hospitals, any shift in this service channel could reduce oncology revenue.  (Refer to Item 1A. Risk Factors, in our Annual Report on

Form 10-K for the fiscal year ended September 30, 2014 for a more detailed description of this business risk.)  ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians.  Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in revenue reductions.

A number of our contracts with customers or group purchasing organizations (“GPOs”) are typically subject to expiration each year.  We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, or replaced.  During the quarter ended December 31, 2014, no significant contracts expired.  Over the next twelve months, only one significant contract is scheduled to expire.  Our contract with Express Scripts, Inc. (“Express Scripts”) expires in September 2015.  However, it is subject to an automatic one year renewal at the election of Express Scripts.  Express Scripts accounted for approximately 17% of our revenue in the quarter ended December 31, 2014.  Our revenue, results of operations, and cash flows will be negatively impacted if the Express Scripts contract is not renewed or the terms of the renewed contract are less favorable than the existing contract.

Other

Revenue in Other increased 15.2% from the prior year quarter primarily due to growth in our distribution business within ABCS, increased revenue from our manufacturer consulting businesses, and an increase in World Courier revenue.

Gross Profit

	Three months ended
	December 31,
(dollars in thousands)	2014	2013	Change
Pharmaceutical Distribution	$752,056	$594,206	26.6%
Other	144,267	130,578	10.5%
Gains on antitrust litigation settlements	—	21,023
LIFO expense	(144,024)	(57,582)
Gross profit	$752,299	$688,225	9.3%

Gross profit increased 9.3%, or $64.1 million from the prior year quarter.

Pharmaceutical Distribution gross profit increased 26.6%, or $157.9 million from the prior year quarter.  This increase was due to the revenue growth in brand and generic pharmaceuticals in ABDC, the growth of our specialty distribution businesses, and due to an increase in price appreciation.  Gross profit in the quarter ended December 31, 2014 also benefited from income resulting from our participation in the WBA procurement joint venture.  There was no income from this joint venture in the prior year quarter.  As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.28% in the quarter ended December 31, 2014 increased 20 basis points from the prior year quarter.  This increase was primarily due to brand and generic manufacturer price increases and incremental income from our participation in the WBA procurement joint venture.

Gross profit in Other increased 10.5%, or $13.7 million from the prior year quarter.  This increase was due to higher revenue in ABCS and, to a lesser extent, the increase in World Courier’s revenue.  As a percentage of revenue, gross profit margin in Other of 20.73% in the quarter ended December 31, 2014 decreased from 21.61% in the prior year quarter.  This decrease was primarily due to an increase in ABCS distribution revenue, which has a lower gross profit margin in comparison to other businesses within Other.

We recognized gains of $21.0 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarter ended December 31, 2013.  The gains were recorded as reductions to cost of goods sold.

Our cost of goods sold for interim periods includes a last-in, first-out (“LIFO”) provision that is based on our estimated annual LIFO provision.  We recorded LIFO expense of $144.0 million and $57.6 million in the quarters ended December 31, 2014 and 2013, respectively.  The annual LIFO provision, which we estimate on a quarterly basis, is affected by expected changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict.  Changes to any of the above factors can have a material impact to our annual LIFO provision.

Operating Expenses

	Three months ended
	December 31,
(dollars in thousands)	2014	2013	Change
Distribution, selling and administrative	$416,491	$364,060	14.4%
Depreciation and amortization	49,297	43,950	12.2%
Warrants	371,405	116,297	219.4%
Employee severance, litigation and other	3,503	4,302	-18.6%
Total operating expenses	$840,696	$528,609	59.0%

Distribution, selling and administrative expenses increased 14.4%, or $52.4 million, from the prior year quarter primarily to support the increase in our revenue, including the WBA volume, which was not fully phased in during the prior year quarter.  More specifically, expenses related to payroll and delivery were higher in the current year quarter.

Depreciation expense increased from the prior year quarter due to an increase in the amount of capital projects being depreciated.  Amortization expense was comparable to the prior year quarter.

Warrant expense was $371.4 million and $116.3 million in the quarters ended December 31, 2014 and 2013, respectively.  The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with WBA.  Warrant expense is largely dependent upon changes in our stock price, therefore, future Warrant expense could fluctuate significantly.  (Refer to “Critical Accounting Policies and Estimates — Warrants” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for a more detailed description of the accounting for the Warrants.)

Employee severance, litigation and other for the quarter ended December 31, 2014 included $3.0 million of deal-related transaction costs and $0.5 million of employee severance and other costs.  Employee severance, litigation and other for the quarter ended December 31, 2013 included $2.2 million of deal-related transaction costs and $2.1 million of employee severance and other costs.

As a percentage of revenue, operating expenses were 2.50% in the quarter ended December 31, 2014, an increase of 69 basis points from the prior year quarter.  This increase was due to the larger Warrant expense in the current year quarter.

Operating Income

	Three months ended
	December 31,
(dollars in thousands)	2014	2013	Change
Pharmaceutical Distribution	$390,401	$286,782	36.1%
Other	45,166	35,950	25.6%
Total segment operating income	435,567	322,732	35.0%
Gains on antitrust litigation settlements	—	21,023
LIFO expense	(144,024)	(57,582)
Acquisition related intangibles amortization	(5,032)	(5,958)
Warrant expense	(371,405)	(116,297)
Employee severance, litigation and other	(3,503)	(4,302)
Operating (loss) income	$(88,397)	$159,616	-155.4%

Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; Warrant expense; and employee severance, litigation and other.

Pharmaceutical Distribution operating income increased 36.1%, or $103.6 million from the prior year quarter due to the increase in gross profit, offset in part by the increase in operating expenses.  As a percentage of revenue, Pharmaceutical Distribution operating income margin increased 18 basis points from the prior year quarter primarily due to brand and generic manufacturer price increases and the incremental income from our participation in the WBA procurement joint venture.

Operating income in Other increased 25.6%, or $9.2 million, as an increase in gross profit in ABCS and World Courier was offset, in part, by an increase in ABCS operating expenses.

Total operating loss for the quarter ended December 31, 2014 was primarily driven by the significant Warrant expense resulting from the increase in the market share price of our common stock.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended December 31, 2014 and 2013 were as follows (in thousands):

	2014		2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$17,891	3.05%	$19,043	4.71%
Interest income	(549)	0.17%	(211)	0.47%
Interest expense, net	$17,342		$18,832

Interest expense decreased 6.0%, or $1.2 million, from the prior year quarter due to the repayment of our $500 million, 5.875% senior notes in June 2014, offset, in part, by the May 2014 issuance of our $600 million, 1.15% senior notes and our $500 million, 3.40% senior notes.

Income tax expense was $92.9 million and $92.5 million in the quarters ended December 31, 2014 and 2013, respectively and is determined based on our taxable income.  A significant portion of Warrant expense is not tax deductible.  As a result, our effective tax rate fluctuates significantly due to quarterly changes in the valuation of the Warrants for financial reporting purposes.

Loss from continuing operations of $199.9 million and diluted loss per share from continuing operations of $0.91 in the quarter ended December 31, 2014 was primarily due to the increase in Warrant expense and LIFO expense.

Loss from discontinued operations, net of income taxes, includes the impact of a final purchase price adjustment related to the divestiture of AmerisourceBergen Canada Corporation in the three months ended December 31, 2013.

Liquidity and Capital Resources

The following table illustrates our debt structure at December 31, 2014, including availability under the multi-currency revolving credit facility, the receivables securitization facility and the revolving credit note (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,496	$—
$400,000, 4.875% senior notes due 2019	398,204	—
$500,000, 3.50% senior notes due 2021	499,515	—
$500,000, 3.40% senior notes due 2024	498,670	—

Total fixed-rate debt	1,995,885	—

Variable-Rate Debt:
Multi-currency revolving credit facility due 2019	—	1,400,000
Receivables securitization facility due 2017	—	950,000
Revolving credit note	—	75,000

Total variable-rate debt	—	2,425,000
Total debt	$1,995,885	$2,425,000

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility and the revolving credit note provides us sufficient sources of capital to fund our working capital requirements.  We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs.  Our cash balances in the quarter ended December 31, 2013 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs, which were higher in the quarter ended December 31, 2013 due to the on-boarding of the WBA business.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in August 2019, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee at December 31, 2014). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at December 31, 2014). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of December 31, 2014.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at December 31, 2014.

We have a $950 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in June 2016.  In December 2014, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to December 2017.  We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We pay an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, which we are compliant with as of December 31, 2014.

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

We have $600 million of 1.15% senior notes due May 15, 2017 (the “2017 Notes”), $400 million of 4.875% senior notes due November 15, 2019 (the “2019 Notes”), $500 million of 3.50% senior notes due November 15, 2021 (the “2021 Notes”), and $500 million of 3.40% senior notes due May 15, 2024 (the “2024 Notes”).  Interest on the 2017 Notes, the 2019 Notes, the 2021 Notes, and the 2024 Notes is payable semiannually in arrears.

Our operating results have generated cash flow, which, together with availability under our debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt, dividends, repurchases of shares of our common stock, and our hedging strategy (see below for further details).

Our primary ongoing cash requirements will be to finance working capital, fund the repayment of debt, fund the payment of interest on debt, fund repurchases of our common stock, fund the payment of dividends, finance acquisitions, and fund capital expenditures and routine growth and expansion through new business opportunities.  We intend to finance the acquisition of MWI using a combination of cash, a bank term loan, and the issuance of senior notes.  Future cash flows from operations and borrowings are expected to be sufficient to fund our ongoing cash requirements.

In August 2013, our board of directors approved a program allowing us to purchase up to $750 million shares of our common stock, subject to market conditions.  During the fiscal year ended September 30, 2014, we purchased $174.7 million of our common stock under this share repurchase program.  During the quarter ended December 31, 2014, we purchased $132.0 million of our common stock under this share repurchase program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  As of December 31, 2014, we had $443.3 million of availability remaining on the $750 million repurchase program.  Excluding purchases under the $650 million special share repurchase program, (see below for further details) we currently expect to purchase $200 million of our common stock in fiscal 2015, subject to market conditions.

If WBA exercises its right to purchase our common stock pursuant to the Warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.  We have taken steps to mitigate the potentially dilutive effect that exercise of the Warrants could have by hedging a portion of our future obligation to deliver common stock with a financial institution and repurchasing additional shares of our common stock for our own account over time.

In June 2013, we commenced our hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer capped call transactions (“Capped Calls”).  The Capped Calls give us the right to buy shares of our common stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and were initially intended to cover approximately 60% of the shares subject to the Warrants at the time we entered into the transactions.  If the Warrants are exercised, we will use a majority of the proceeds to repurchase our shares under the Capped Calls.  If our share price exceeds the “cap” price in the Capped Calls at the time the Warrants are exercised, the number of shares that will be delivered to us under the Capped Calls will be reduced, and accordingly, will cover less than 60% of the shares of common stock subject to the Warrants.  In addition, if our future share price at the exercise dates is lower than our breakeven share price, then our purchase of the Capped Calls will have been an ineffective use of capital.  We completed this hedge transaction in January 2014.  In total, under the hedge transaction, we purchased Capped Calls on 27.2 million shares of our common stock for a total premium of $368.7 million.

Based upon our recent share price, the number of shares of common stock we expect to receive under the Capped Calls at maturity has been reduced.  Therefore, we amended certain of the Capped Calls to increase their “cap” price to continue to address the potentially dilutive effect of the Warrants.  We paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the warrants that become exercisable in 2016.  As of December 31, 2014, we had $78.0 million recorded as a liability related to the total premium.  To the extent the Capped Calls and share repurchases do not fully mitigate the dilutive effect of the Warrants, we intend to consider repurchasing additional shares of our common stock and other measures, which may include additional amendments to the Capped Calls.  The amount of dilution that we would be able to mitigate will depend on the relative costs and benefits of such a transaction, considering factors such as:  our financial performance, the current and future share price of our common stock, our expected cash flows, competing priorities for capital, and overall market conditions.

In May 2014, our board of directors approved a special share repurchase program allowing us to purchase up to $650 million shares of our common stock, subject to market conditions, as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplements our previously executed warrant hedging strategy.  During the quarter ended December 31, 2014, we purchased $132.1 million under this program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  As of December 31, 2014, we had $265.9 million of availability remaining on the special $650 million repurchase program.

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  At December 31, 2014, we had no variable-rate debt outstanding.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at December 31, 2014.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $2.3 billion in cash and cash equivalents at December 31, 2014.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the Euro, the U.K. Pound Sterling, and the Brazilian Real.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.  We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.  As of December 31, 2014, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of the C$50.0 million note that we received in conjunction with the sale of ABCC in May 2013.

Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to WBA (see Note 5).  As of December 31, 2014, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $43 million and a one percent change in volatility, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $3 million.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$2,398,750	$60,900	$718,350	$508,000	$1,111,500
Operating leases	333,539	58,209	98,922	74,915	101,493
Other commitments	135,272	97,462	30,271	7,539	—
Total	$2,867,561	$216,571	$847,543	$590,454	$1,212,993

We have commitments to purchase product from influenza vaccine manufacturers through the 2015/2016 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $47.1 million as of December 31, 2014, all of which represents our commitment over the next twelve months, and are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities.  The remaining commitment under our arrangement, as amended in May 2014, which expires in June 2018, is approximately $64.8 million as of December 31, 2014, of which $31.4 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above table.

Our liability for uncertain tax positions was $53.0 million (including interest and penalties) as of December 31, 2014.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the quarter ended December 31, 2014, our operating activities provided $897.0 million of cash in comparison to cash used of $1.0 billion in the prior year quarter.  Cash provided by operations during the quarter ended December 31, 2014 was principally the result of an increase in accounts payable, accrued expenses, and income taxes of $3.5 billion and non-cash items of $420.8 million, offset, in part, by loss from continuing operations of $199.9 million, an increase in merchandise inventories of $2.1 billion and an increase in accounts receivable of $766.7 million.  Accounts receivable increased from September 30, 2014, reflecting our increased revenue volume, including additional sales to WBA.  Our accounts receivable balance was also favorably impacted by the timing of cash receipts from our customers.  We also increased our merchandise inventories at December 31, 2014 to support the increase in volume and, consistent with prior years, due to seasonal needs.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Quarter ended December 31,
	2014	2013
Days sales outstanding	18.8	20.1
Days inventory on hand	30.4	27.0
Days payable outstanding	48.4	42.4

The increase in days payable outstanding from the prior year quarter is the result of increased purchases of generic pharmaceuticals, which have longer payment terms than brand-name pharmaceuticals.

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  Operating cash uses during the quarter ended December 31, 2014 included $31.2 million of interest payments and $3.2 million of income tax payments, net of refunds.

During the quarter ended December 31, 2013, our operating activities used $1.0 billion of cash.  Cash used in operations during the quarter ended December 31, 2013 was principally the result of an increase in merchandise inventories of $1.6 billion and an increase in accounts receivable of $159.1 million, offset, in part, by income from continuing operations of $48.9 million, an increase in accounts payable, accrued expenses and income taxes of $523.1 million, and non-cash items of $174.6 million.  Accounts receivable increased from September 2013, reflecting the increased volume associated with our WBA business.  We also increased our merchandise inventories at December 31, 2013 to support the increase in volume due to the WBA business and, consistent with prior years, due to seasonal needs.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

Capital expenditures for the quarter ended December 31, 2014 and 2013 were $52.6 million and $59.2 million, respectively.  Significant capital expenditures in the quarter ended December 31, 2014 included technology initiatives, including costs related to the further development of our enterprise resource planning (“ERP”) system, costs associated with building our new national distribution center, and expansion of support facilities.  We currently expect to spend approximately $250 million for capital expenditures during fiscal 2015.  Significant capital expenditures in the quarter ended December 31, 2013 included infrastructure and technology-related costs to on-board the incremental WBA distribution volume and other technology initiatives, including costs related to the further development of our ERP system.

During the quarters ended December 31, 2014 and 2013, we paid $300.2 million and $19.7 million, respectively, for purchases of our common stock.  During the quarter ended December 31, 2013, we paid $193.0 million to purchase Capped Calls to hedge the potential dilution associated with the Warrants upon their exercise.

In November 2013, our board of directors increased the quarterly cash dividend by 12% from $0.21 per share to $0.235 per share.  In November 2014, our board of directors increased the quarterly cash dividend by 23% from $0.235 per share to $0.29 per share.  We anticipate that we will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated.  Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following:  changes in pharmaceutical market growth rates; price inflation in branded and generic pharmaceuticals and price deflation in generics; declining economic conditions, increased costs of maintaining, or reductions in AmerisourceBergen’s ability to maintain, adequate liquidity and financing sources, and interest rate and foreign currency exchange rate fluctuations; the disruption of AmerisourceBergen’s cash flow and ability to return value to its stockholders in accordance with its past practices, disruption of or changes in vendor, payer, and customer relationships and terms, and the reduction of AmerisourceBergen’s operational, strategic, or financial flexibility; volatility and disruption of the capital and credit markets; economic, business, competitive and/or regulatory developments in countries where AmerisourceBergen does business and/or operates outside of the United States; supplier bankruptcies, insolvencies, or other credit failures; customer bankruptcies, insolvencies, or other credit failures; the loss of one or more key customer or supplier relationships resulting in changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. (including its subsidiaries Walgreen Co. and Alliance Boots GmbH) and AmerisourceBergen, including the occurrence of any event, change, or other circumstance that could give rise to the termination, cross-termination, or modification of any of the transaction documents among the parties (including, among others, the distribution agreement or the generics agreement), an impact on AmerisourceBergen’s earnings per share resulting from the issuance of the warrants to subsidiaries of Walgreens Boots Alliance, Inc. (the “Warrants”), an inability to realize anticipated benefits (including benefits resulting from participation in the Walgreens Boots Alliance Development GmbH joint venture), AmerisourceBergen’s inability to implement its hedging strategy to mitigate the potentially dilutive effect of the issuance of its common stock under its new share repurchase program due to its financial performance, the current and future share price of its common stock, its expected cash flows, competing priorities for capital, and overall market conditions; increasing governmental regulations regarding the pharmaceutical supply channel; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances, federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relation to our distribution of controlled substances; changes in federal and state legislation or regulatory action affecting pharmaceutical product pricing or reimbursement policies, including under Medicaid and Medicare, and the effect of such changes on AmerisourceBergen’s customers; frequent changes to laws and regulations in respect of healthcare fraud and abuse and the increased scrutiny of the federal government related thereto; qui tam legislation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation, including shareholder derivative lawsuits; the acquisition of businesses that do not perform as AmerisourceBergen expects or that are difficult for it to integrate or control or AmerisourceBergen’s inability to successfully complete any other transaction that it may wish to pursue from time to time; risks associated with AmerisourceBergen’s proposed acquisition of MWI, including uncertainties as to the timing of the tender offer and the subsequent merger, the possibility that various conditions to the consummation of the tender offer or the merger may not be satisfied or waived, the effects of disruption from the transactions on the respective businesses of AmerisourceBergen and MWI and the fact that the announcement or pendency of the transactions may make it more difficult to establish or maintain relationships with employees, suppliers and other business partners; risks associated with international business operations, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; risks generally associated with the sophisticated information systems on which AmerisourceBergen relies, including significant breakdown or interruption of such systems; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen’s tax positions and/or AmerisourceBergen’s tax liabilities or adverse resolution of challenges to AmerisourceBergen’s tax positions; natural disasters or other unexpected events that affect AmerisourceBergen’s operations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting AmerisourceBergen’s business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2014 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

ITEM 1A.  Risk Factors

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	3,427,147	$77.08	3,427,100	$709,133,791
November 1 to November 30	53,900	$88.71	—	$709,133,791
December 1 to December 31	460	$90.84	—	$709,133,791
Total	3,481,507		3,427,100

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

10.1                        Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2014, by and among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchaser Agents and Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator (incorporated by reference to the Current Report on Form 8-K filed on December 8, 2014).

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32                        Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101                         Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 6, 2015	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

February 6, 2015	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1

Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2014, by and among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchaser Agents and Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator (incorporated by reference to the Current Report on Form 8-K filed on December 8, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.