Form 10-Q
period 2015-03-31
AMERISOURCEBERGEN CORP
filed 2015-05-08
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  March 31, 2015

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2015 was 219,685,548.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands, except share and per share data)	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,336,979	$1,808,513
Accounts receivable, less allowances for returns and doubtful accounts: $884,810 at March 31, 2015 and $998,383 at September 30, 2014	7,560,122	6,312,883
Merchandise inventories	9,517,312	8,593,852
Prepaid expenses and other	142,410	84,957
Total current assets	19,556,823	16,800,205

Property and equipment, at cost:
Land	39,490	37,538
Buildings and improvements	407,071	359,037
Machinery, equipment and other	1,365,364	1,295,854
Total property and equipment	1,811,925	1,692,429
Less accumulated depreciation	(856,367)	(792,847)
Property and equipment, net	955,558	899,582

Goodwill and other intangible assets	6,122,137	3,481,744
Other assets	371,012	350,652

TOTAL ASSETS	$27,005,530	$21,532,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,395,154	$15,592,834
Accrued expenses and other	649,637	561,863
Short-term debt	64,205	—
Deferred income taxes	1,116,910	1,095,463
Total current liabilities	20,225,906	17,250,160

Long-term debt	3,942,517	1,995,632
Other liabilities	920,852	329,492

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 274,067,580 shares and 221,110,118 shares at March 31, 2015, respectively, and 271,126,753 shares and 221,908,650 shares at September 30, 2014, respectively	2,741	2,711
Additional paid-in capital	3,868,378	2,749,185
Retained earnings	728,973	1,570,429
Accumulated other comprehensive loss	(75,585)	(52,046)
Treasury stock, at cost: 52,957,462 shares at March 31, 2015 and 49,218,103 shares at September 30, 2014	(2,608,252)	(2,313,380)
Total stockholders’ equity	1,916,255	1,956,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,005,530	$21,532,183

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share data)	2015	2014	2015	2014

Revenue	$32,669,267	$28,455,903	$66,257,869	$57,632,265
Cost of goods sold	31,757,291	27,726,310	64,593,594	56,214,447
Gross profit	911,976	729,593	1,664,275	1,417,818
Operating expenses:
Distribution, selling, and administrative	442,443	376,341	858,934	740,401
Depreciation	45,699	37,968	89,472	75,287
Amortization	10,506	6,526	16,030	13,157
Warrants	752,706	5,663	1,124,111	121,960
Employee severance, litigation and other	24,871	1,967	28,374	6,269
Operating (loss) income	(364,249)	301,128	(452,646)	460,744
Other loss (income)	11,405	(3,783)	12,719	(4,380)
Interest expense, net	22,946	19,474	40,288	38,306
(Loss) income from continuing operations before income taxes	(398,600)	285,437	(505,653)	426,818
Income taxes	114,790	105,360	207,684	197,810
(Loss) income from continuing operations	(513,390)	180,077	(713,337)	229,008
Loss from discontinued operations, net of income taxes	—	—	—	(7,546)
Net (loss) income	$(513,390)	$180,077	$(713,337)	$221,462

Earnings per share:
Basic earnings per share:
Continuing operations	$(2.33)	$0.78	$(3.24)	$1.00
Discontinued operations	—	—		(0.03)
Rounding		—		(0.01)
Total	$(2.33)	$0.78	$(3.24)	$0.96
Diluted earnings per share:
Continuing operations	$(2.33)	$0.76	$(3.24)	$0.97
Discontinued operations	—	—		(0.03)
Total	$(2.33)	$0.76	$(3.24)	$0.94

Weighted average common shares outstanding:
Basic	220,243	229,409	219,854	229,852
Diluted	220,243	236,268	219,854	236,650

Cash dividends declared per share of common stock	$0.290	$0.235	$0.580	$0.470

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2015	2014	2015	2014
Net (loss) income	$(513,390)	$180,077	$(713,337)	$221,462
Other comprehensive loss:
Net change in foreign currency translation adjustments	(18,108)	(3,173)	(26,838)	(8,615)
Other	3,250	(265)	3,299	(416)
Total other comprehensive loss	(14,858)	(3,438)	(23,539)	(9,031)
Total comprehensive (loss) income	$(528,248)	$176,639	$(736,876)	$212,431

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
(in thousands)	2015	2014

OPERATING ACTIVITIES
Net (loss) income	$(713,337)	$221,462
Loss from discontinued operations	—	7,546
(Loss) income from continuing operations	(713,337)	229,008
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	89,436	76,395
Amortization, including amounts charged to interest expense	18,394	15,556
(Benefit) provision for doubtful accounts	(606)	13,095
Benefit for deferred income taxes	(5,717)	(11,143)
Warrant expense	1,124,111	121,960
Share-based compensation	33,408	22,018
Loss on sale of business	7,814	—
Other	(3,587)	(6,309)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(810,902)	(495,495)
Merchandise inventories	(611,235)	(1,486,055)
Prepaid expenses and other assets	(54,138)	27,083
Accounts payable, accrued expenses, and income taxes	2,566,923	1,612,833
Other liabilities	(1,880)	1,253
Net cash provided by operating activities - continuing operations	1,638,684	120,199
Net cash used in operating activities - discontinued operations	—	(7,546)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,638,684	112,653
INVESTING ACTIVITIES
Capital expenditures	(105,201)	(125,392)
Cost of acquired companies, net of cash acquired	(2,603,918)	(9,103)
Proceeds from sale of business	18,498	—
Other	1,168	6,360
NET CASH USED IN INVESTING ACTIVITIES	(2,689,453)	(128,135)
FINANCING ACTIVITIES
Long-term debt borrowings	1,996,390	—
Borrowings under revolving and securitization credit facilities	33,076	16,133,500
Repayments under revolving and securitization credit facilities	(18,685)	(16,133,500)
Purchases of common stock	(316,480)	(251,961)
Exercises of stock options, including excess tax benefits of $66,032 and $22,670 in fiscal 2015 and 2014, respectively	141,895	59,675
Cash dividends on common stock	(128,119)	(108,397)
Purchases of capped call options	(100,000)	(211,397)
Debt issuance costs and other	(28,842)	(6,714)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,579,235	(518,794)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	528,466	(534,276)
Cash and cash equivalents at beginning of period	1,808,513	1,231,006
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,336,979	$696,730

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the interim periods ended March 31, 2015 and 2014 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 — Revenue Recognition and most industry-specific guidance throughout the Codification.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods.  Early adoption is not permitted under GAAP and either full or modified retrospective application is required.  In April 2015, the Financial Accounting Standards Board issued an exposure draft of the proposed ASU that will delay the effective date of ASU 2014-09 by one year and also permit entities to adopt the standard as early as the original public entity effective date.  The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting guidance.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).   ASU 2015-03 is the result of the Financial Accounting Standards Board’s simplification initiative intended to improve U.S. GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  ASU 2015-03 specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note.  ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years.  ASU 2015-03 will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated condensed balance sheets.  ASU 2015-03 will have no effect on the Company’s results of operations or liquidity.

As of March 31, 2015, there were no other recently issued accounting standards that will have a material impact on the Company’s financial position or results of operations upon their adoption.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Acquisition

On February 24, 2015, the Company acquired MWI Veterinary Supply, Inc. (“MWI”) for a purchase price of $2.6 billion.  MWI is a leading animal health distribution company in the United States and in the United Kingdom.  MWI’s annual revenues are estimated to be approximately $3.0 billion.  For reportable segment presentation, MWI’s operating results are included within Other.

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.  The preliminary allocation is pending finalization of the appraisals of intangible assets and the corresponding deferred taxes, as well as the finalization of the working capital account balances. There can be no assurance that the estimated amounts recorded represent the final purchase price allocation.  The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $1.2 billion, which was allocated to goodwill.  The estimated fair value of accounts receivable, inventory, and accounts payable acquired was $384.9 million, $440.0 million and $365.1 million, respectively.  The estimated fair value of the intangible assets acquired of $1.5 billion consists of customer relationships of $1.1 billion, a trade name of $344.0 million, and software technology of $11.0 million.  The Company established an estimated deferred tax liability of $562.7 million primarily in connection with the intangible assets acquired.  The Company is amortizing the estimated fair values of the acquired customer relationships and software technology over the remaining estimated useful lives of 20 years and 8 years, respectively.  The trade name has been determined to have an indefinite life.  Goodwill and intangibles resulting from the acquisition are not expected to be deductible for income tax purposes.

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of March 31, 2015, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $54.7 million ($38.6 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $8.5 million of interest and penalties, which the Company records in income tax expense.  During the six months ended March 31, 2015, unrecognized tax benefits increased by $4.1 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $6.7 million.

In March 2013, the Company issued Warrants (as defined in Note 6) in connection with various agreements and arrangements with Walgreens Boots Alliance, Inc. (“WBA”), as successor in interest to Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”).  As of the date of issuance, the Warrants were valued at $242.4 million, which approximates the amount that will be deductible for income tax purposes.  The fair value of the Warrants as of March 31, 2015 was $2,743.8 million.  The excess of the fair value of the Warrants over the initial value is not tax deductible.  As a result, in periods where the fair value of the Warrants exceeds the initial value, the Company’s effective income tax rate will be higher than its normal historical rate.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2015 (in thousands):

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2014	$2,400,926	$547,576	$2,948,502
Goodwill recognized in connection with acquisitions	17,048	1,177,529	1,194,577
Goodwill disposed in connection with divestiture	(3,605)	—	(3,605)
Foreign currency translation	—	(3,053)	(3,053)
Goodwill at March 31, 2015	$2,414,369	$1,722,052	$4,136,421

Following is a summary of other intangible assets (in thousands):

	March 31, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$685,055	$—	$685,055	$343,707	$—	$343,707
Finite-lived intangibles:
Customer relationships	1,377,500	(110,162)	1,267,338	268,208	(98,412)	169,796
Other	77,153	(43,830)	33,323	71,114	(51,375)	19,739
Total other intangible assets	$2,139,708	$(153,992)	$1,985,716	$683,029	$(149,787)	$533,242

Amortization expense for finite-lived intangible assets was $16.0 million and $13.2 million in the six months ended March 31, 2015 and 2014, respectively.  Amortization expense for finite-lived intangible assets is estimated to be $55.4 million in fiscal 2015, $78.7 million in fiscal 2016, $75.5 million in fiscal 2017, $73.4 million in fiscal 2018, $72.9 million in fiscal 2019, and $961.8 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Debt

Debt consisted of the following (in thousands):

	March 31,	September 30,
	2015	2014

Multi-currency revolving credit facility due 2019	$—	$—
Receivables securitization facility due 2017	—	—
Revolving credit note	—	—
Overdraft facility	14,205	—
Term loan	1,000,000	—
$600,000, 1.15% senior notes due 2017	599,550	599,379
$400,000, 4.875% senior notes due 2019	398,287	398,122
$500,000, 3.50% senior notes due 2021	499,532	499,497
$500,000, 3.40% senior notes due 2024	498,706	498,634
$500,000, 3.25% senior notes due 2025	497,369	—
$500,000, 4.25% senior notes due 2045	499,073	—
Total debt	$4,006,722	$1,995,632
Less current portion	64,205	—
Total, net of current portion	$3,942,517	$1,995,632

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in August 2019 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2015).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at March 31, 2015).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which the Company was compliant as of March 31, 2015.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at March 31, 2015.

The Company has a $950 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in June 2016.  In December 2014, the Company entered into an amendment to the Receivables Securitization Facility to extend the maturity date to December 2017.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2015.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note (“Revolving Credit Note”).  The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million.  The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice.  MWI also has an uncommitted U.K. overdraft facility (“Overdraft Facility”), which allows it to borrow up to £20 million to fund short term normal trading cycle fluctuations.  The Overdraft Facility expires in November 2016.

In February 2015, the Company entered into a $1.0 billion term loan credit agreement (“Term Loan”), which matures in 2020.  The Term Loan is subject to quarterly principal payments equal to (1) 1.25% of the aggregate principal amount of the Term Loan beginning with the first quarterly principal payment to and including the third anniversary of the first quarterly principal payment, and (2) thereafter, 2.50% of the aggregate principal amount of the Term Loan, with the remaining balance of the Term Loan due upon maturity.  The Term Loan will bear interest at a rate equal either to a base rate plus a margin or a LIBOR rate plus a margin.  The margin will be based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points at March 31, 2015) and 0 to 25 basis points over a base rate.  The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2015.

In February 2015, the Company issued $500 million of 3.25% senior notes due March 1, 2025 (the “2025 Notes”) and $500 million of 4.25% senior notes due March 1, 2045 (the “2045 Notes”).  The 2025 Notes were sold at 99.47% of the principal amount and have an effective yield of 3.31%.  The 2045 Notes were sold at 99.81% of the principal amount and have an effective yield of 4.26%.  The interest on the 2025 and 2045 Notes is payable semi-annually in arrears, commencing on September 1, 2015.  The 2025 and 2045 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, the $600 million 1.15% senior notes due in 2017, the $400 million 4.875% senior notes due in 2019, the $500 million 3.50% senior notes due in 2021, and the $500 million 3.40% senior notes due in 2024.

The Company used the proceeds from Term Loan, the 2025 Notes and the 2045 Notes to finance a portion of the $2.6 billion purchase price of MWI.

Note 6.  Stockholders’ Equity and Earnings per Share

In November 2014, the Company’s board of directors increased the quarterly cash dividend by 23% from $0.235 per share to $0.29 per share.

In August 2013, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the six months ended March 31, 2015, the Company purchased 1.9 million shares of its common stock for a total of $148.3 million under this program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  The Company had $427.0 million of availability remaining under this share repurchase program as of March 31, 2015.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

The Company valued these Warrants as of March 18, 2013 (date of issuance) and revised the valuation each subsequent quarter.  As of March 31, 2015 the Warrants with an exercise price of $51.50 were valued at $61.22 per share and the Warrants with an exercise price of $52.50 were valued at $59.67 per share.  In total, the Warrants were valued at $2,743.8 million as of March 31, 2015.  Refer to “Critical Accounting Policies and Estimates — Warrants” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for a more detailed description of the accounting for the Warrants.

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

In May 2014, the Company’s board of directors authorized a special program allowing the Company to purchase up to $650 million of its outstanding shares of common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants and supplements the Company’s previously executed warrant hedging strategy.  During the six months ended March 31, 2015, the Company purchased 1.7 million shares of its common stock for a total of $132.1 million under this program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  The Company has $265.9 million of availability remaining under this special share repurchase program as of March 31, 2015.

In March 2015, the Company supplemented its hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer call options (“Call Options”).  The Call Options give the Company the right to buy shares of its common stock subject to the Warrants at specified prices between April and October 2015.  In total, the Company purchased Call Options on six million shares of its common stock for a total premium of $80.0 million, which was accrued as of March 31, 2015.  The Company has accounted for the Call Options as equity contracts and therefore, the above premiums were recorded as a reduction to paid-in capital.

Based on the closing stock price of the Company’s common stock on March 31, 2015, the Capped Calls associated with the warrants exercisable in 2016 would have covered approximately 46% of the shares subject to the warrants and the Capped Calls associated with the warrants exercisable in 2017 would have covered approximately 42% of the shares subject to the warrants.  Adding the shares repurchased through March 31, 2015 under the special share repurchase program, the Company would have covered approximately 70% of the warrants exercisable in 2016.

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

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2015	2014	2015	2014
Weighted average common shares outstanding - basic	220,243	229,409	219,854	229,852
Dilutive effect of stock options, restricted stock, and restricted stock units	—	4,863	—	4,985
Dilutive effect of Warrants	—	1,996	—	1,813
Weighted average common shares outstanding - diluted	220,243	236,268	219,854	236,650

The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the three and six months ended March 31, 2015 were 17.4 million and 16.0 million, respectively, and 2.3 million and 1.8 million for the three and six months ended March 31, 2014, respectively.

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

Qui Tam Matters

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

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

Subpoenas and Investigations

In fiscal 2012, the Company’s subsidiary, AmerisourceBergen Drug Corporation (“ABDC”), received a subpoena from the United States Attorney’s Office in New Jersey (the “USAO”) in connection with a grand jury proceeding requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration (“DEA”) in connection with the matter.  In addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request additional information related to electronically stored information and documents concerning specific customers’ purchases of controlled substances. Since fiscal 2012, ABDC has received a number of subpoenas from both the USAO and the DEA requesting additional information. In fiscal 2013 and in 2014, the Company or ABDC has also received similar subpoenas from the United States Attorney’s Office in the District of Kansas and the United States Attorney’s Office in the Northern District of Ohio in connection with grand jury proceedings requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific and industrial purposes.  As in the New Jersey matter described above, in addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request documents concerning specific customers’ purchases of controlled substances.  The Company is in the process of responding to the subpoenas and requests for information.  The Company cannot predict the outcome of these matters.

State Proceedings

On June 26, 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed a complaint in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants’ alleged conduct. On January 2, 2014, West Virginia filed an Amended Complaint, which removed the claims for unjust enrichment, medical monitoring and antitrust violations and named two additional plaintiffs, the West Virginia Department of Military Affairs and Public Safety and the West Virginia Department of Health and Human Resources (together with West Virginia, “Plaintiffs”).  On January 13, 2015, Plaintiffs filed a Second Amended Complaint under seal, which reasserted an unjust enrichment claim.  Plaintiffs also filed an accompanying motion to modify the protective order so that the Second Amended Complaint may be unsealed and served on all defendants.  On April 6, 2015, ABDC filed a renewed motion to dismiss and to strike the Second Amended Complaint.  The Company cannot predict the outcome of this matter.

On March 10, 2015, the County of Fulton, Georgia (“County”), through its County Attorney R. David Ware, filed a complaint in the Superior Court for Fulton County, Georgia, against a number of pharmaceutical wholesalers, including the Company’s subsidiary ABDC.  The complaint alleges that ABDC and other defendants failed to maintain effective controls against the diversion of controlled substances, failed to maintain records, and failed to report suspicious orders in violation of the Georgia Controlled Substances Act and the Georgia Pharmacy Practice Act.  The complaint also alleges that the defendants acted negligently in the marketing, promotion, and distribution of controlled substances by failing to guard against misconduct by physicians, pharmacists, and other parties who diverted controlled substances for illegitimate users.  The complaint further asserts that defendants

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

were unjustly enriched by such conduct and created a public nuisance.  The County seeks injunctive relief and a trial by jury to determine damages.    The defendants filed a Notice of Removal on April 14, 2015 and filed a motion to dismiss on April 21, 2015. The Company cannot predict the outcome of this matter.

Note 8.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  During the three and six months ended March 31, 2015, the Company recognized gains of $21.5 million, relating to the above-mentioned class action lawsuits.  During the three and six months ended March 31, 2014, the Company recognized gains of $0.8 million and $21.9 million, respectively, relating to the above-mentioned class action lawsuits.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 9.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable at March 31, 2015 and September 30, 2014 approximate fair value based upon the relatively short-term nature of these financial instruments.  Within cash and cash equivalents, the Company had $875.0 million and $400.0 million of investments in money market accounts as of March 31, 2015 and September 30, 2014, respectively.  The fair values of the money market accounts were based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.  The recorded amount of long-term debt and the corresponding fair value as of March 31, 2015 were $3,942.5 million and $4,070.0 million, respectively.  The recorded amount of long-term debt and the corresponding fair value as of September 30, 2014 were $1,995.6 million and $2,056.6 million, respectively.  The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

Note 10.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers.  The Company’s operations are comprised of the Pharmaceutical Distribution reportable segment and Other.  The Pharmaceutical Distribution reportable segment consists of the AmerisourceBergen Drug Corporation (“ABDC”) and AmerisourceBergen Specialty Group (“ABSG”) operating segments.  Other consists of the AmerisourceBergen Consulting Services (“ABCS”), World Courier Group, Inc. (“World Courier”), and MWI Veterinary Supply, Inc. (“MWI”) operating segments.

The following tables illustrate reportable segment information for the three and six months ended March 31, 2015 and 2014 (in thousands):

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

	Revenue
	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
Pharmaceutical Distribution	$31,762,523	$27,932,495	$64,745,247	$56,555,086
Other	986,069	572,503	1,682,070	1,176,635
Intersegment eliminations	(79,325)	(49,095)	(169,448)	(99,456)
Revenue	$32,669,267	$28,455,903	$66,257,869	$57,632,265

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Operating Income
	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
Pharmaceutical Distribution	$488,574	$372,929	$878,976	$659,711
Other	64,150	43,633	109,316	79,583
Total segment operating income	$552,724	$416,562	$988,292	$739,294

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

The following table reconciles total segment operating income to (loss) income from continuing operations before income taxes (in thousands):

	(Loss) Income From Continuing
	Operations Before Income Taxes
	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
Total segment operating income	$552,724	$416,562	$988,292	$739,294
Gains on antitrust litigation settlements	21,483	849	21,483	21,872
LIFO expense	(151,144)	(102,828)	(295,168)	(160,410)
Acquisition related intangibles amortization	(9,735)	(5,825)	(14,768)	(11,783)
Warrant expense	(752,706)	(5,663)	(1,124,111)	(121,960)
Employee severance, litigation and other	(24,871)	(1,967)	(28,374)	(6,269)
Operating (loss) income	(364,249)	301,128	(452,646)	460,744
Other loss (income)	11,405	(3,783)	12,719	(4,380)
Interest expense, net	22,946	19,474	40,288	38,306
(Loss) income from continuing operations before income taxes	$(398,600)	$285,437	$(505,653)	$426,818

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

Other

Other consists of the AmerisourceBergen Consulting Services (“ABCS”) operating segment, the World Courier Group, Inc. (“World Courier”) operating segment, and the MWI Veterinary Supply, Inc. (“MWI”) operating segment.  The results of operations of these operating segments are not significant enough to require separate reportable segment disclosure, and therefore, have been included in “Other” for the purpose of our reportable segment presentation.

ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and co-pay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers.  World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.  MWI is a leading animal health distribution company in the United States and in the United Kingdom.  MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets.

Recent Developments

On February 24, 2015, we acquired MWI, a leading animal health distribution company in the United States and in the United Kingdom for a price of $190.00 per share, or $2.6 billion in total.  We financed the transaction through a combination of cash and long-term debt.  In February 2015, we issued $500 million 3.25% senior notes due in 2025 and $500 million 4.25% senior notes due in 2045, and we entered into a $1.0 billion variable rate term loan, which matures in 2020 and is subject to quarterly principal payments, as defined.

Executive Summary

This executive summary provides highlights from the results of operations that follows:

•                  Revenue increased 14.8% and 15.0% from the prior year quarter and six month period, respectively, as a result of the gradual phase in of generic drug distribution from ABDC to Walgreens Boots Alliance, Inc. (“WBA”) in fiscal 2014, increased sales of brand and generic products (including products that treat Hepatitis C), and the strong growth of ABSG and ABCS.  Additionally, the acquisition of MWI contributed to our revenue growth in the current quarter;

•                  Pharmaceutical Distribution gross profit increased 22.1% and 24.2% from the prior year quarter and six month period, respectively, as the result of our strong revenue growth in brand and generic pharmaceuticals in ABDC and ABSG, greater brand and generic price appreciation, and the incremental income from ABDC’s participation in the WBA procurement joint venture;

•                  Total gross profit was impacted by LIFO expense, which was $151.1 million and $295.2 million in the current year quarter and six month period, respectively, in comparison to $102.8 million and $160.4 million in the prior year quarter and six month period, respectively;

•                  Distribution, selling, and administrative expenses increased 17.6% and 16.0% in the quarter and six month period, respectively, to support our revenue growth.  Additionally, these expenses were greater in the current year quarter due to the addition of MWI;

•                  Total operating expenses were impacted by Warrant expense, which was $752.7 million and $1,124.1 million in the current year quarter and six month period, respectively, in comparison to $5.7 million and $122.0 million in the prior year quarter and six month period, respectively;

•                  Total segment operating income increased by 32.7% and 33.7% compared to the prior year quarter and six month period, respectively, primarily due to the increase in Pharmaceutical Distribution’s gross profit and the addition of MWI; and

•                  Net income and diluted earnings per share in the quarter and six month period were impacted by the significant LIFO and Warrant expenses.

Results of Operations

Revenue

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Pharmaceutical Distribution	$31,762,523	$27,932,495	13.7%	$64,745,247	$56,555,086	14.5%
Other	986,069	572,503	72.2%	1,682,070	1,176,635	43.0%
Intersegment eliminations	(79,325)	(49,095)	61.6%	(169,448)	(99,456)	70.4%
Revenue	$32,669,267	$28,455,903	14.8%	$66,257,869	$57,632,265	15.0%

Revenue increased by 14.8% and 15.0% from the prior year quarter and six month period, respectively.  The increases in revenue were primarily due to increased sales to WBA of $2.0 billion and $4.2 billion from the prior year quarter and six month period, respectively.  Fiscal 2014 revenue included the gradual phase in of the WBA generics business beginning in January 2014.  Excluding WBA, our revenue increased by 8% from the prior year quarter and six month period.  See discussions below under “Pharmaceutical Distribution” and “Other” for additional commentary regarding our revenue growth.

We currently expect our revenue in fiscal 2015 to increase in the range of 12% to 13%.  Our expected growth rate is driven in part by a full year of generic drug distribution to WBA, which was phased in during fiscal 2014.  Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 13.7% and 14.5% from the prior year quarter and six month period, respectively.  Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue.  Intrasegment revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC’s facilities.  Intrasegment revenues were $1.6 billion and $1.0 billion in the quarters ended March 31, 2015 and 2014, respectively, and $3.2 billion and $2.0 billion in the six months ended March 31, 2015 and 2014, respectively.

ABDC’s revenue of $27.6 billion and $56.2 billion in the quarter and six months ended March 31, 2015 increased 13.4% and 14.3%, respectively, from the prior year periods (before intrasegment eliminations).  The increase in ABDC’s revenue was primarily due to increased sales to WBA of $2.0 billion and $4.2 billion in the quarter and six months ended March 31, 2015 (as noted above); increased sales of products that treat Hepatitis C; and overall market growth.

ABSG’s revenue of $5.8 billion and $11.7 billion in the quarter and six months ended March 31, 2015 increased 25.3% and 25.5%, respectively, from the prior year periods (before intrasegment eliminations).  The increase in ABSG’s revenue was due to the continued growth in our blood products, vaccine and physician office distribution businesses, the impact of manufacturer shifts of certain infused oncology products from full line distribution to specialty distribution, an increase in sales in our third party logistics business, and the growth in oncology product sales (including an increase in sales to community oncologists).  Excluding the impact of the manufacturer shifts of certain infused oncology products from full line distribution to specialty distribution, ABSG revenue grew by 15.8% and 16.2% in the quarter and six months ended March 31, 2015, respectively.

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

A number of our contracts with customers or group purchasing organizations (“GPOs”) are typically subject to expiration each year.  We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, or replaced.  During the six months ended March 31, 2015, no significant contracts expired.  Our contract with Express Scripts, Inc. (“Express Scripts”) was scheduled to expire in September 2015; however, the current contract was recently extended for one year at the election of Express Scripts.  Over the next twelve months, there are no significant contracts scheduled to expire.

Other

Revenue in Other increased 72.2% and 43.0% from the prior year quarter and six month period, respectively, primarily due to the $304.3 million revenue contribution from MWI.

Gross Profit

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Pharmaceutical Distribution	$849,148	$695,202	22.1%	$1,601,204	$1,289,408	24.2%
Other	192,489	136,370	41.2%	336,756	266,948	26.2%
Gains on antitrust litigation settlements	21,483	849		21,483	21,872
LIFO expense	(151,144)	(102,828)		(295,168)	(160,410)
Gross profit	$911,976	$729,593	25.0%	$1,664,275	$1,417,818	17.4%

Gross profit increased 25.0%, or $182.4 million, and 17.4%, or $246.5 million, from the prior year quarter and six month period, respectively.  These increases were due to the increase in Pharmaceutical Distribution gross profit and the increase in the gross profit of Other (see further discussion below) and was offset in part by the $48.3 million and $134.8 million increase in LIFO expense from the prior year quarter and six month period, respectively.  The increase in LIFO expense was primarily due to lower generic drug deflation resulting from the generics pricing environment, a lower number of more significant generic drugs coming off their exclusivity period, and a slight increase in brand inflation.

Pharmaceutical Distribution gross profit increased 22.1%, or $153.9 million, and 24.2%, or $311.8 million, from the prior year quarter and six month period, respectively.  These increases were due to higher brand and generic sales volume largely attributable to WBA (as noted above).  Gross profit also increased due to the growth of our specialty distribution businesses, an increase in price appreciation, and an increase in income resulting from our participation in the WBA procurement joint venture.  As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.67% and 2.47% in the quarter and six months ended March 31, 2015 increased 18 basis points and 19 basis points from the prior year quarter and six month period, respectively.  These increases were primarily due to brand and generic manufacturer price increases and incremental income from our participation in the WBA procurement joint venture.

Gross profit in Other increased 41.2%, or $56.1 million, and 26.2%, or $69.8 million, from the prior year quarter and six month period, respectively.  These increases were primarily due to the contribution of our MWI acquisition, and, to a lesser extent, the increase in ABCS and World Courier’s revenue.  As a percentage of revenue, gross profit margin in Other of 19.5% in the quarter ended March 31, 2015 decreased from 23.8% in the prior year quarter.  As a percentage of revenue, gross profit margin in Other of 20.0% in the six months ended March 31, 2015 decreased from 22.7% in the prior year six month period.  These decreases were primarily due to the contribution from our MWI acquisition and the increase in ABCS distribution revenue, both of which have a lower gross profit margin in comparison to other businesses within Other.

We recognized gains of $21.5 million and $0.8 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarters ended March 31, 2015 and 2014, respectively.  We recognized gains of $21.5 million and $21.9 million from antitrust litigation settlements with pharmaceutical manufacturers during the six months ended March 31, 2015 and 2014, respectively.  The gains were recorded as reductions to cost of goods sold.

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

Operating Expenses

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Distribution, selling and administrative	$442,443	$376,341	17.6%	$858,934	$740,401	16.0%
Depreciation and amortization	56,205	44,494	26.3%	105,502	88,444	19.3%
Warrants	752,706	5,663		1,124,111	121,960
Employee severance, litigation and other	24,871	1,967		28,374	6,269
Total operating expenses	$1,276,225	$428,465		$2,116,921	$957,074

Distribution, selling and administrative expenses increased 17.6%, or $66.1 million, from the prior year quarter, and increased 16.0%, or $118.5 million from the prior year six month period, primarily to support the increase in our revenue, including the WBA volume, which was not fully phased in during the prior year periods.  More specifically, expenses related to payroll and delivery were higher in the current year quarter and six month period.  In addition, operating expenses in the current year quarter were higher due to our recent acquisition of MWI.  As a percentage of revenue, distribution, selling and administrative expenses were 1.35% and 1.30% in the current year quarter and six month period ended March 31, 2015, respectively, and represents an increase of 3 basis points and 2 basis points, respectively, in comparison to the prior year periods.

Depreciation expense increased from the prior year periods due to an increase in the amount of capital projects being depreciated.  Amortization expense increased from prior year periods primarily due to the amortization of newly acquired intangible assets resulting from the MWI acquisition.

Warrant expense increased significantly from the prior year periods primarily due to the increase in our stock price.  The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with WBA.  Warrant expense is largely dependent upon changes in our stock price, therefore, future Warrant expense could fluctuate significantly.  (Refer to “Critical Accounting Policies and Estimates — Warrants” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for a more detailed description of the accounting for the Warrants.)

Employee severance, litigation and other for the quarter ended March 31, 2015 included $24.3 million of deal-related transaction costs (primarily related to professional fees with respect to the MWI acquisition) and $0.5 million of employee severance and other costs.  Employee severance, litigation and other for the six months ended March 31, 2015 included $27.3 million of deal-related transaction costs and $1.1 million of employee severance and other costs.  Employee severance, litigation and other for the quarter ended March 31, 2014 included $3.5 million of deal-related transaction costs offset in part by the net reversal of $1.5 million of employee severance and other costs. Employee severance, litigation and other for the six months ended March 31, 2014 included $5.7 million of deal-related transaction costs and $0.6 million of employee severance and other costs.

Operating Income

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Pharmaceutical Distribution	$488,574	$372,929	31.0%	$878,976	$659,711	33.2%
Other	64,150	43,633	47.0%	109,316	79,583	37.4%
Total segment operating income	552,724	416,562	32.7%	988,292	739,294	33.7%
Gains on antitrust litigation settlements	21,483	849		21,483	21,872
LIFO expense	(151,144)	(102,828)		(295,168)	(160,410)
Acquisition related intangibles amortization	(9,735)	(5,825)		(14,768)	(11,783)
Warrant expense	(752,706)	(5,663)		(1,124,111)	(121,960)
Employee severance, litigation and other	(24,871)	(1,967)		(28,374)	(6,269)
Operating (loss) income	$(364,249)	$301,128	-221.0%	$(452,646)	$460,744	-198.2%

Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; Warrant expense; and employee severance, litigation and other.

Pharmaceutical Distribution operating income increased 31.0%, or $115.6 million, and 33.2%, or $219.3 million, from the prior year quarter and six month period, respectively, due to the increase in gross profit, offset in part by the increase in operating expenses.  As a percentage of revenue, Pharmaceutical Distribution operating income margin increased 20 basis points from the prior year quarter and increased 19 basis points from the prior year six month period primarily due to manufacturer price increases and the incremental income from our participation in the WBA procurement joint venture.

Operating income in Other increased 47.0%, or $20.5 million, and 37.4%, or $29.7 million, from the prior year quarter and six month period, respectively, primarily as a result of the contribution of our recent MWI acquisition.

Total operating loss for the quarter and six month period ended March 31, 2015 was primarily driven by the significant Warrant expense resulting from the increase in the market share price of our common stock and our LIFO expense.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended March 31, 2015 and 2014 were as follows (in thousands):

	2015		2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$23,374	2.94%	$19,577	3.85%
Interest income	(428)	0.18%	(103)	0.50%
Interest expense, net	$22,946		$19,474

Interest expense, interest income, and the respective weighted average interest rates in the six months ended March 31, 2015 and 2014 were as follows (in thousands):

	2015		2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$41,265	2.98%	$38,621	4.23%
Interest income	(977)	0.18%	(315)	0.48%
Interest expense, net	$40,288		$38,306

Interest expense, net, increased 17.8%, or $3.5 million, from the prior year quarter and 5.2%, or $2.0 million, from the prior year six month period due to the  February 2015 issuance of our $500 million 3.25% senior notes, our $500 million 4.25% senior notes, and our $1.0 billion variable-rate term loan borrowing to finance a portion of the MWI acquisition.

Income tax expense was $114.8 million and $207.7 million in the quarter and six month period ended March 31, 2015, compared to $105.4 million and $197.8 million in the prior year quarter and six month period, respectively and is determined based on our taxable income.  A significant portion of Warrant expense is not tax deductible.  As a result, our effective tax rate fluctuates significantly due to quarterly changes in the valuation of the Warrants for financial reporting purposes.

Loss from continuing operations was $513.4 million and $713.3 million in the quarter and six month period ended March 31, 2015.  Diluted loss per share from continuing operations of $2.33 and $3.24 in the quarter and six month period ended March 31, 2015 was primarily due to the increase in Warrant expense and LIFO expense.

Loss from discontinued operations, net of income taxes, includes the impact of a final purchase price adjustment related to the divestiture of AmerisourceBergen Canada Corporation in the six months ended March 31, 2014.

Liquidity and Capital Resources

The following table illustrates our debt structure at March 31, 2015, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note and the overdraft facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,550	$—
$400,000, 4.875% senior notes due 2019	398,287	—
$500,000, 3.50% senior notes due 2021	499,532	—
$500,000, 3.40% senior notes due 2024	498,706	—
$500,000, 3.25% senior notes due 2025	497,369	—
$500,000, 4.25% senior notes due 2045	499,073	—

Total fixed-rate debt	2,992,517	—

Variable-Rate Debt:
Term loan	1,000,000	—
Multi-currency revolving credit facility due 2019	—	1,400,000
Receivables securitization facility due 2017	—	950,000
Revolving credit note	—	75,000
Overdraft facility (£20,000)	14,205	15,387

Total variable-rate debt	1,014,205	2,440,387
Total debt	$4,006,722	$2,440,387

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility, our revolving credit note, and our overdraft facility provides us sufficient sources of capital to fund our working capital requirements.  We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs.  Our cash balances in the six months ended March 31, 2014 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs, which were higher in the six months ended March 31, 2014 due to the on-boarding of the WBA business.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in August 2019, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee at March 31, 2015). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at March 31, 2015). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of March 31, 2015.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at March 31, 2015.

We have a $950 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in June 2016.  In December 2014, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to December 2017.  We have available to us an accordion feature whereby the commitment on the Receivables

Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We pay an unused fee of 40 basis points, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, which we are compliant with as of March 31, 2015.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note (“Revolving Credit Note”).  The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million.  The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice.  MWI also has an uncommitted U.K. overdraft facility (“Overdraft Facility”), which allows MWI to borrow up to £20 million to fund short term normal trading cycle fluctuations.  The Overdraft Facility expires in November 2016.

In February 2015, we entered into a $1.0 billion term loan credit agreement (“Term Loan”), which matures in 2020.  The Term Loan is subject to quarterly principal payments equal to (1) 1.25% of the aggregate principal amount of the Term Loan beginning with the first quarterly principal payment to and including the third anniversary of the first quarterly principal payment, and (2) thereafter, 2.50% of the aggregate principal amount of the Term Loan, with the remaining balance of the Term Loan due upon maturity.  The Term Loan will bear interest at a rate equal either to a base rate plus a margin or a LIBOR rate plus a margin.  The margin will be based on our public debt ratings and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points at March 31, 2015) and 0 to 25 basis points over a base rate.  The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant with as of March 31, 2015.

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

In February 2015, we issued $500 million of 3.25% senior notes due March 1, 2025 (the “2025 Notes”) and $500 million of 4.25% senior notes due March 1, 2045 (the “2045 Notes”).  The 2025 Notes were sold at 99.47% of the principal amount and have an effective yield of 3.31%.  The 2045 Notes were sold at 99.81% of the principal amount and have an effective yield of 4.26%.  The interest on the 2025 and 2045 Notes is payable semi-annually in arrears, commencing on September 1, 2015.  The 2025 and 2045 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the 2017 Notes, the 2019 Notes, the 2021 Notes, and the 2024 Notes.

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

In August 2013, our board of directors approved a program allowing us to purchase up to $750 million in shares of our common stock, subject to market conditions.  During the fiscal year ended September 30, 2014, we purchased $174.7 million of our common stock under this share repurchase program.  During the six months ended March 31, 2015, we purchased $148.3 million of our common stock under this share repurchase program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  As of March 31, 2015, we had $427.0 million of availability remaining on the $750 million repurchase program.  Excluding purchases under the $650 million special share repurchase program, (see below for further details) we currently expect to purchase $200 million of our common stock in fiscal 2015, subject to market conditions.

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

In May 2014, our board of directors approved a special share repurchase program allowing us to purchase up to $650 million in shares of our common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants and supplements our previously executed warrant hedging strategy.  During the six months ended March 31, 2015, we purchased $132.1 million under this program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  As of March 31, 2015, we had $265.9 million of availability remaining on the special $650 million repurchase program.

In March 2015, we supplemented our hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer call options (“Call Options”).  The Call Options give us the right to buy shares of our common stock subject to the Warrants at specified prices between April and October 2015.  In total, we purchased Call Options on six million shares of our common stock for a total premium of $80.0 million, which was accrued as of March 31, 2015.

In April 2015, our board of directors approved a new special share repurchase program allowing us to repurchase up to $1 billion in shares of our common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants as part of our warrant hedging strategy.  Availability under our special share repurchase programs (including the remaining availability under our $650 million special share repurchase program) will be reduced by future share repurchases, if any, of our common stock on the open market under the special programs as well as share repurchases due to the Company’s exercise of Call Options and/or Capped Calls.

Based on the closing price of our Common Stock on March 31, 2015, the Capped Calls associated with the warrants exercisable in 2016 would have covered approximately 46% of the shares subject to the warrants and the Capped Calls associated with the warrants exercisable in 2017 would have covered approximately 42% of the shares subject to the warrants.  Adding the shares repurchased through March 31, 2015 under the special share repurchase program, we would have covered approximately 70% of the warrants exercisable in 2016.  Assuming we successfully exercise the six million Call Options between April and October 2015, we will have covered approximately 95% of the warrants exercisable in 2016.  For every five dollar increase in the price of our Common Stock, our coverage on each warrant will decrease by approximately two percent, and for every five dollar decrease in the price of our Common Stock, our coverage on each warrant will increase by approximately two percent.

To the extent the Capped Calls, share repurchases and Call Options do not fully mitigate the dilutive effect of the Warrants, we intend to consider repurchasing additional shares of our common stock and other measures, which may include additional amendments to the Capped Calls or the purchase of additional Call Options.  The amount of dilution that we would be able to mitigate will depend on the relative costs and benefits of such a transaction, considering factors such as:  our financial performance, the current and future share price of our common stock, our expected cash flows, competing priorities for capital, and overall market conditions.

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  In the quarter ended March 31, 2015, we used a $1.0 billion variable rate term loan to finance a portion of the MWI acquisition price.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at March 31, 2015.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $2.3 billion in cash and cash equivalents at March 31, 2015.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the Euro, the U.K. Pound Sterling, and the Brazilian Real.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.   We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.  As of March 31, 2015, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$50.0 million note that we received in conjunction with the sale of a Canadian business in May 2013.

Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to WBA (see Note 6).  As of March 31, 2015, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $45 million and a one percent change in volatility, holding other assumptions constant, would have no impact on the fair value of the Warrants.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at March 31, 2015 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$5,059,878	$178,902	$916,788	$1,452,688	$2,511,500
Operating leases	356,575	63,743	108,747	81,357	102,728
Other commitments	113,846	77,716	31,451	4,679	—
Total	$5,530,299	$320,361	$1,056,986	$1,538,724	$2,614,228

We have commitments to purchase product from influenza vaccine manufacturers through the 2015/2016 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $47.1 million as of March 31, 2015, all of which represents our commitment over the next twelve months, and are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities.  The remaining commitment under our arrangement, as amended in May 2014, which expires in June 2018, is approximately $55.6 million as of March 31, 2015, of which $25.8 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above table.

Our liability for uncertain tax positions was $54.7 million (including interest and penalties) as of March 31, 2015.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the six months ended March 31, 2015, our operating activities provided $1.6 billion of cash in comparison to cash provided of $112.7 million in the prior year period.  Cash provided by operations during the six months ended March 31, 2015 was principally the result of an increase in accounts payable, accrued expenses, and income taxes of $2.6 billion and non-cash items of $1.3 billion, offset, in part, by the loss from continuing operations of $713.3 million, an increase in accounts receivable of $810.9 million, and an increase in merchandise inventories of $611.2 million.  The non-cash items were comprised primarily of $1.1 billion of warrant expense.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.  Accounts receivable increased from September 30, 2014, reflecting our increased revenue volume, including additional sales to WBA.  We also increased our merchandise inventories at March 31, 2015 to support the increase in business volume.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Quarter ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Days sales outstanding	20.2	20.5	19.5	20.3
Days inventory on hand	30.1	29.3	30.2	28.1
Days payable outstanding	51.9	45.5	50.1	43.9

The increase in days payable outstanding from the prior year quarter and six month period is the result of increased purchases of generic pharmaceuticals, which have longer payment terms than brand-name pharmaceuticals.

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  Operating cash uses during the six months ended March 31, 2015 included $32.7 million of interest payments and $124.9 million of income tax payments, net of refunds.

During the six months ended March 31, 2014, our operating activities provided $112.7 million of cash.  Cash provided by operations during the six months ended March 31, 2014 was principally the result of income from continuing operations of $229.0 million, an increase in accounts payable, accrued expenses, and income taxes of $1.6 billion, and non-cash items of $231.6 million, offset, in part, by an increase in merchandise inventories of $1.5 billion and an increase in accounts receivable of $495.5 million.  Accounts receivable increased from September 2013, reflecting the increased volume associated with our WBA business.  We also increased our merchandise inventories at March 31, 2014 to support the increase in volume due to the WBA business and, consistent with prior years, due to seasonal needs.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

Capital expenditures for the six months ended March 31, 2015 and 2014 were $105.2 million and $125.4 million, respectively.  Significant capital expenditures in the six months ended March 31, 2015 included technology initiatives, including costs related to the further development of our enterprise resource planning (“ERP”) system, costs associated with building our new national distribution center, and expansion of support facilities.  We currently expect to spend approximately $250 million for capital expenditures during fiscal 2015.  Significant capital expenditures in the six months ended March 31, 2014, included infrastructure and technology-related costs to on-board the incremental WBA distribution volume, costs associated with building our new national distribution center, and other technology initiatives, including costs related to the further development of our ERP system.

Net cash provided by financing activities in fiscal 2015 included $1.0 billion of borrowing under our term loan and $996.4 million of proceeds received related to the February 2015 issuance of our 2025 Notes and 2045 Notes.  We used the proceeds from these financing activities to fund a portion of the MWI purchase price.

During the six months ended March 31, 2015 and 2014, we paid $316.5 million and $252.0 million, respectively, for purchases of our common stock.  During the six months ended March 31, 2015 and 2014, we paid $100.0 million and $211.4 million, respectively, to purchase or amend Capped Calls to hedge the potential dilution associated with the Warrants upon their exercise.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: competition; industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; price inflation in branded and generic pharmaceuticals and price deflation in generics; declining economic conditions in the United States and abroad; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; interest rate and foreign currency exchange rate fluctuations; the disruption of AmerisourceBergen’s cash flow and ability to return value to its stockholders in accordance with its past practices; risks associated with the strategic, long-term relationship between Walgreen Boots Alliance, Inc. and AmerisourceBergen, including with respect to the pharmaceutical distribution agreement and/or the global sourcing joint venture;  risks associated with the potential impact on AmerisourceBergen’s earnings per share resulting from the issuance of the warrants to subsidiaries of Walgreen Boots Alliance, Inc. (the “Warrants”); AmerisourceBergen’s inability to implement its hedging strategy to mitigate the potentially dilutive effect of the issuance of its common stock in accordance with the Warrants under its special share repurchase program due to its financial performance, the current and future share price of its common stock, its expected cash flows, competing priorities for capital, and overall market conditions; changes in the United States healthcare and regulatory environment; increasing governmental regulations regarding the pharmaceutical supply channel; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; increased federal scrutiny and qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation; material adverse resolution of pending legal proceedings; declining reimbursement rates for pharmaceuticals; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of recently-acquired MWI or ability to capture all of the anticipated synergies related thereto; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; malfunction, failure or breach of the sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen’s tax positions and/or AmerisourceBergen’s tax liabilities or adverse resolution of challenges to AmerisourceBergen’s tax positions; natural disasters or other unexpected events that affect AmerisourceBergen’s operations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting AmerisourceBergen’s business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) in Item 1A (Risk Factors) and Item 1 (Business) in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and elsewhere in that report and (ii) in other reports.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under “Liquidity and Capital Resources” in Item 2 on page 27.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2015, excluding MWI, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of MWI on AmerisourceBergen’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	—	$—	—	$709,133,791
February 1 to February 28	197,547	$99.23	104,658	$699,076,038
March 1 to March 31	60,305	$102.92	60,305	$692,869,282
Total	257,852		164,963

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

2.1

Agreement and Plan of Merger, dated as of January 11, 2015, by and among AmerisourceBergen Corporation, Roscoe Acquisition Corp. and MWI Veterinary Supply, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 12, 2015).

4.1

Fifth Supplemental Indenture, dated as of February 20, 2015, between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to AmerisourceBergen Corporation’s Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

4.2

Form of 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit A to Fifth Supplemental Indenture, dated as of February 20, 2015 between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to AmerisourceBergen Corporation’s Senior Notes due 2025, which is filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

4.3

Sixth Supplemental Indenture, dated as of February 20, 2015, between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to AmerisourceBergen Corporation’s Senior Notes due 2045 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

4.4

Form of 4.250% Senior Notes due 2045 (incorporated by reference to Exhibit A to Sixth Supplemental Indenture, dated as of February 20, 2015 between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to AmerisourceBergen Corporation’s Senior Notes due 2045, which is filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

10.1

Commitment Letter, dated as of January 11, 2015, among AmerisourceBergen Corporation, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 12, 2015).

10.2

Term Loan Credit Agreement, dated as of February 9, 2015, among AmerisourceBergen Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2015).

10.3

Amendment to Fourth Amendment and Restatement Agreement, dated as of February 9, 2015, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 9, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 8, 2015	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

May 8, 2015	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1

Agreement and Plan of Merger, dated as of January 11, 2015, by and among AmerisourceBergen Corporation, Roscoe Acquisition Corp. and MWI Veterinary Supply, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 12, 2015).

4.1

Fifth Supplemental Indenture, dated as of February 20, 2015, between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to AmerisourceBergen Corporation’s Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

4.2

Form of 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit A to Fifth Supplemental Indenture, dated as of February 20, 2015 between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to AmerisourceBergen Corporation’s Senior Notes due 2025, which is filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

4.3

Sixth Supplemental Indenture, dated as of February 20, 2015, between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to AmerisourceBergen Corporation’s Senior Notes due 2045 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

4.4

Form of 4.250% Senior Notes due 2045 (incorporated by reference to Exhibit A to Sixth Supplemental Indenture, dated as of February 20, 2015 between AmerisourceBergen Corporation and U.S. Bank National Association, as trustee, related to AmerisourceBergen Corporation’s Senior Notes due 2045, which is filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015).

10.1

Commitment Letter, dated as of January 11, 2015, among AmerisourceBergen Corporation, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 12, 2015).

10.2

Term Loan Credit Agreement, dated as of February 9, 2015, among AmerisourceBergen Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2015).

10.3

Amendment to Fourth Amendment and Restatement Agreement, dated as of February 9, 2015, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 9, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.