Form 10-Q
period 2015-06-30
AMERISOURCEBERGEN CORP
filed 2015-08-06
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2015 was 216,202,116.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(in thousands, except share and per share data)	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,555,183	$1,808,513
Accounts receivable, less allowances for returns and doubtful accounts: $911,727 at June 30, 2015 and $998,383 at September 30, 2014	7,596,558	6,312,883
Merchandise inventories	9,639,961	8,593,852
Prepaid expenses and other	110,332	84,957
Total current assets	19,902,034	16,800,205

Property and equipment, at cost:
Land	39,514	37,538
Buildings and improvements	405,861	359,037
Machinery, equipment and other	1,409,023	1,295,854
Total property and equipment	1,854,398	1,692,429
Less accumulated depreciation	(895,711)	(792,847)
Property and equipment, net	958,687	899,582

Goodwill and other intangible assets	6,115,499	3,481,744
Other assets	357,284	350,652

TOTAL ASSETS	$27,333,504	$21,532,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,348,994	$15,592,834
Accrued expenses and other	633,050	561,863
Short-term debt	7,370	—
Deferred income taxes	1,127,877	1,095,463
Total current liabilities	21,117,291	17,250,160

Long-term debt	3,742,781	1,995,632
Other liabilities	897,808	329,492

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 274,673,530 shares and 216,517,538 shares at June 30, 2015, respectively, and 271,126,753 shares and 221,908,650 shares at September 30, 2014, respectively	2,747	2,711
Additional paid-in capital	3,902,810	2,749,185
Retained earnings	879,201	1,570,429
Accumulated other comprehensive loss	(69,006)	(52,046)
Treasury stock, at cost: 58,155,992 shares at June 30, 2015 and 49,218,103 shares at September 30, 2014	(3,140,128)	(2,313,380)
Total stockholders’ equity	1,575,624	1,956,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,333,504	$21,532,183

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Revenue	$34,233,556	$30,348,154	$100,491,425	$87,980,419
Cost of goods sold	33,342,092	29,656,150	97,935,686	85,870,597
Gross profit	891,464	692,004	2,555,739	2,109,822
Operating expenses:
Distribution, selling, and administrative	502,744	387,611	1,361,678	1,128,012
Depreciation	48,283	40,880	137,755	116,167
Amortization	20,147	6,454	36,177	19,611
Warrants	(14,900)	145,040	1,109,211	267,000
Employee severance, litigation and other	2,625	1,142	30,999	7,411
Operating income (loss)	332,565	110,877	(120,081)	571,621
Other (income) loss	(1,534)	(1,312)	11,185	(5,692)
Interest expense, net	29,793	20,903	70,081	59,209
Loss on early retirement of debt	—	32,954	—	32,954
Income (loss) from continuing operations before income taxes	304,306	58,332	(201,347)	485,150
Income taxes	90,143	71,112	297,827	268,922
Income (loss) from continuing operations	214,163	(12,780)	(499,174)	216,228
Loss from discontinued operations, net of income taxes	—	—	—	(7,546)
Net income (loss)	$214,163	$(12,780)	$(499,174)	$208,682

Earnings per share:
Basic earnings per share:
Continuing operations	$0.98	$(0.06)	$(2.27)	$0.95
Discontinued operations	—	—	—	(0.03)
Rounding	—	—	—	(0.01)
Total	$0.98	$(0.06)	$(2.27)	$0.91
Diluted earnings per share:
Continuing operations	$0.89	$(0.06)	$(2.27)	$0.92
Discontinued operations	—	—	—	(0.03)
Total	$0.89	$(0.06)	$(2.27)	$0.89

Weighted average common shares outstanding:
Basic	219,359	225,727	219,689	228,477
Diluted	240,236	225,727	219,689	235,532

Cash dividends declared per share of common stock	$0.290	$0.235	$0.870	$0.705

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net income (loss)	$214,163	$(12,780)	$(499,174)	$208,682
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	6,712	5,223	(20,126)	(3,392)
Other	(133)	(87)	3,166	(503)
Total other comprehensive income (loss)	6,579	5,136	(16,960)	(3,895)
Total comprehensive income (loss)	$220,742	$(7,644)	$(516,134)	$204,787

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
(in thousands)	2015	2014

OPERATING ACTIVITIES
Net (loss) income	$(499,174)	$208,682
Loss from discontinued operations	—	7,546
(Loss) income from continuing operations	(499,174)	216,228
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	137,870	118,004
Amortization, including amounts charged to interest expense	39,943	23,214
(Benefit) provision for doubtful accounts	(3,482)	16,626
Benefit for deferred income taxes	(15,799)	(27,661)
Warrant expense	1,109,211	267,000
Share-based compensation	46,496	32,165
Loss on sale of business	9,128	—
Loss on early retirement of debt	—	32,954
Other	(9,322)	(5,856)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(868,708)	(535,806)
Merchandise inventories	(700,331)	(1,002,589)
Prepaid expenses and other assets	(16,008)	29,528
Accounts payable, accrued expenses, and income taxes	3,530,780	1,475,627
Other liabilities	(339)	607
Net cash provided by operating activities - continuing operations	2,760,265	640,041
Net cash used in operating activities - discontinued operations	—	(7,546)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,760,265	632,495
INVESTING ACTIVITIES
Capital expenditures	(157,089)	(198,670)
Cost of acquired companies, net of cash acquired	(2,606,524)	(9,103)
Cost of equity investments	—	(117,794)
Proceeds from sale of business	17,184	—
Other	1,790	6,366
NET CASH USED IN INVESTING ACTIVITIES	(2,744,639)	(319,201)
FINANCING ACTIVITIES
Long-term debt borrowings	1,996,390	1,097,927
Long-term debt repayments	(250,000)	(531,525)
Borrowings under revolving and securitization credit facilities	75,542	17,584,500
Repayments under revolving and securitization credit facilities	(68,641)	(17,584,500)
Purchases of common stock	(800,299)	(570,593)
Exercises of stock options, including excess tax benefits of $82,345 and $39,843 in fiscal 2015 and 2014, respectively	178,146	109,694
Cash dividends on common stock	(192,054)	(161,558)
Purchases of call options	(180,000)	(211,397)
Debt issuance costs and other	(28,040)	(14,984)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	731,044	(282,436)
INCREASE IN CASH AND CASH EQUIVALENTS	746,670	30,858
Cash and cash equivalents at beginning of period	1,808,513	1,231,006
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,555,183	$1,261,864

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the interim periods ended June 30, 2015 and 2014 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 — Revenue Recognition and most industry-specific guidance throughout the Codification.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods.  In July 2015, the Financial Accounting Standards Board deferred the effective date of ASU 2014-09 by one year.  Entities are permitted to adopt the standard as early as the original public entity effective date, and either full or modified retrospective application is required.  The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting guidance.

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

As of June 30, 2015, there were no other recently issued accounting standards that will have a material impact on the Company’s financial position or results of operations upon their adoption.

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

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.  The preliminary allocation is pending the finalization of the appraisals of intangible assets and the corresponding deferred taxes, as well as the finalization of the working capital account balances.  There can be no assurance that the estimated amounts recorded represent the final purchase price allocation.  The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $1.2 billion, which was allocated to goodwill.  The estimated fair value of accounts receivable, inventory, and accounts payable acquired was $346.9 million, $440.0 million and $327.1 million, respectively.  The estimated fair value of the intangible assets acquired of $1.5 billion consists of customer relationships of $1.1 billion, a trade name of $344.0 million, and software technology of $11.0 million.  The Company established an estimated deferred tax liability of $570.2 million primarily in connection with the intangible assets acquired.  The Company is amortizing the estimated fair values of the acquired customer relationships and software technology over the remaining useful lives of 20 years and 8 years, respectively.  The trade name has been determined to have an indefinite life.  Goodwill and intangibles resulting from the acquisition are not expected to be deductible for income tax purposes.

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of June 30, 2015, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $55.5 million ($39.1 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $8.7 million of interest and penalties, which the Company records in income tax expense.  During the nine months ended June 30, 2015, unrecognized tax benefits increased by $4.9 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $6.7 million.

In March 2013, the Company issued Warrants (as defined in Note 6) in connection with various agreements and arrangements with Walgreens Boots Alliance, Inc. (“WBA”), as successor in interest to Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”).  As of the date of issuance, the Warrants were valued at $242.4 million, which approximates the amount that will be deductible for income tax purposes.  The fair value of the Warrants as of June 30, 2015 was $2,421.5 million.  The excess of the fair value of the Warrants over the initial value is not tax deductible.  As a result, in periods where the fair value of the Warrants exceeds the initial value, the Company’s effective income tax rate will be higher than its normal historical rate.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2015 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2014	$2,400,926	$547,576	$2,948,502
Goodwill recognized in connection with acquisitions	17,048	1,157,442	1,174,490
Goodwill disposed in connection with divestiture	(3,605)	—	(3,605)
Foreign currency translation	—	(2,582)	(2,582)
Goodwill at June 30, 2015	$2,414,369	$1,702,436	$4,116,805

Following is a summary of other intangible assets (in thousands):

	June 30, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$685,085	$—	$685,085	$343,707	$—	$343,707
Finite-lived intangibles:
Customer relationships	1,409,631	(128,333)	1,281,298	268,208	(98,412)	169,796
Other	78,181	(45,870)	32,311	71,114	(51,375)	19,739
Total other intangible assets	$2,172,897	$(174,203)	$1,998,694	$683,029	$(149,787)	$533,242

Amortization expense for finite-lived intangible assets was $36.2 million and $19.6 million in the nine months ended June 30, 2015 and 2014, respectively.  Amortization expense for finite-lived intangible assets is estimated to be $56.4 million in fiscal 2015, $80.5 million in fiscal 2016, $77.4 million in fiscal 2017, $75.1 million in fiscal 2018, $74.4 million in fiscal 2019, and $986.1 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Debt

Debt consisted of the following (in thousands):

	June 30,	September 30,
	2015	2014

Multi-currency revolving credit facility due 2019	$—	$—
Receivables securitization facility due 2017	—	—
Revolving credit note	—	—
Overdraft facility	7,370	—
Term loan	750,000	—
$600,000, 1.15% senior notes due 2017	599,604	599,379
$400,000, 4.875% senior notes due 2019	398,371	398,122
$500,000, 3.50% senior notes due 2021	499,550	499,497
$500,000, 3.40% senior notes due 2024	498,741	498,634
$500,000, 3.25% senior notes due 2025	497,437	—
$500,000, 4.25% senior notes due 2045	499,078	—
Total debt	$3,750,151	$1,995,632
Less current portion	7,370	—
Total, net of current portion	$3,742,781	$1,995,632

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in August 2019 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2015).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at June 30, 2015).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which the Company was compliant as of June 30, 2015.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at June 30, 2015.

The Company has a $950 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in June 2016.  In December 2014, the Company entered into an amendment to the Receivables Securitization Facility to extend the maturity date to December 2017.  The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters.  Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points.  The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2015.

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

In February 2015, the Company entered into a $1.0 billion term loan credit agreement (“Term Loan”), which matures in 2020.  The Term Loan is subject to quarterly principal payments equal to (1) 1.25% of the aggregate principal amount of the Term Loan beginning with the first quarterly principal payment in June 2015 to and including March 2018, and (2) thereafter, 2.50% of the aggregate principal amount of the Term Loan, with the remaining balance of the Term Loan due upon maturity.  In June 2015, the Company elected to make an early principal payment of $250 million on the Term Loan, $12.5 million of which was scheduled to be paid in June 2015.  The payment was applied in direct order to scheduled principal payments, and as a result, the Company’s next required quarterly principal payment is due in June 2019.  The Term Loan will bear interest at a rate equal either to a base rate plus a margin or a LIBOR rate plus a margin.  The margin will be based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points at June 30, 2015) and 0 to 25 basis points over a base rate.  The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2015.

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

In August 2013, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the nine months ended June 30, 2015, the Company purchased 2.9 million shares of its common stock for a total of $260.2 million under this program, which included $33.6 million of purchases that cash settled in July 2015 and excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  The Company had $315.1 million of availability remaining under this share repurchase program as of June 30, 2015.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company valued these Warrants as of March 18, 2013 (date of issuance) and revised the valuation each subsequent quarter.  As of June 30, 2015 the Warrants with an exercise price of $51.50 were valued at $54.14 per share and the Warrants with an exercise price of $52.50 were valued at $52.55 per share.  In total, the Warrants were valued at $2,421.5 million as of June 30, 2015.  Refer to “Critical Accounting Policies and Estimates — Warrants” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for a more detailed description of the accounting for the Warrants.

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

In May 2014, the Company’s board of directors authorized a special program allowing the Company to purchase up to $650 million of its outstanding shares of common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants and supplements the Company’s previously executed warrant hedging strategy.  During the nine months ended June 30, 2015, the Company purchased 4.3 million shares (1.6 million shares under the Call Options, as defined below) of its common stock for a total of $398.0 million under this program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014, to complete its authorization under this program.

In March 2015, the Company supplemented its hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer call options (“Call Options”).  The Call Options give the Company the right to buy shares of its common stock subject to the Warrants at specified prices between April 2015 and October 2015.  In total, the Company purchased Call Options on six million shares of its common stock for a total premium of $80.0 million.  The Company has accounted for the Call Options as equity contracts and therefore, the above premiums were recorded as a reduction to paid-in capital.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In April 2015, the Company’s board of directors authorized a new special share repurchase program allowing it to repurchase up to $1.0 billion in shares of its common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants as part of its warrant hedging strategy.  During the nine months ended June 30, 2015, the Company purchased 1.6 million shares (1.4 million under the Call Options) of its common stock for a total of $153.9 million under this program, which included $14.3 million of purchases that cash settled in July 2015.  The Company has $846.1 million of availability remaining under this special share repurchase program as of June 30, 2015.  Availability under the new special share repurchase program is reduced by share repurchases, if any, of its common stock on the open market under the special program, as well as share repurchases due to the Company’s exercise of Call Options and/or Capped Calls.

Based on the closing stock price of the Company’s common stock on June 30, 2015, the Capped Calls associated with the warrants exercisable in 2016 would have covered approximately 49% of the shares subject to the warrants and the Capped Calls associated with the warrants exercisable in 2017 would have covered approximately 45% of the shares subject to the warrants.  Adding the shares repurchased through June 30, 2015 under the special share repurchase programs, the Company would have covered approximately 90% of the warrants exercisable in 2016.

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

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Weighted average common shares outstanding - basic	219,359	225,727	219,689	228,477
Dilutive effect of stock options, restricted stock, and restricted stock units	4,878	—	—	4,834
Dilutive effect of Warrants	15,999	—	—	2,221
Weighted average common shares outstanding - diluted	240,236	225,727	219,689	235,532

There were no potentially dilutive stock options, restricted stock, restricted stock units, or Warrants that were anti-dilutive for the three months ended June 30, 2015.  The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the nine months ended June 30, 2015 were 17.6 million.  The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive were 9.9 million and 2.0 million for the three and nine months ended June 30, 2014, respectively.

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

Subpoenas and Investigations

In fiscal 2012, the Company’s subsidiary, AmerisourceBergen Drug Corporation (“ABDC”), received a subpoena from the United States Attorney’s Office in New Jersey (the “USAO”) in connection with a grand jury proceeding requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration (“DEA”) in connection with the matter.  In addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request additional information related to electronically stored information and documents concerning specific customers’ purchases of controlled substances. Since fiscal 2012, ABDC has received a number of subpoenas from both the USAO and the DEA requesting additional information, including for grand jury testimony and related documents concerning DEA audits. In fiscal 2013 and in 2014, the Company or ABDC has also received similar subpoenas from the United States Attorney’s Office in the District of Kansas and the United States Attorney’s Office in the Northern District of Ohio in connection with grand jury proceedings requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific and industrial purposes.  As in the New Jersey matter described above, in addition to requesting information on ABDC’s diversion control program generally, the subpoenas also request documents concerning specific customers’ purchases of controlled substances.  The Company is in the process of responding to the subpoenas and requests for information.  The Company cannot predict the outcome of these matters.

State Proceedings

On June 26, 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed a complaint in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other things, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia. The complaint also alleges that the distributors acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse prescription pain medication and were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. West Virginia is seeking injunctive relief to enjoin alleged violations of state regulations requiring suspicious order monitoring and reporting and to require defendants to fund a medical monitoring treatment program. The complaint also seeks a jury trial to determine any losses and damages sustained by West Virginia as a result of the defendants’ alleged conduct. On January 2, 2014, West Virginia filed an Amended Complaint, which removed the

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

claims for unjust enrichment, medical monitoring and antitrust violations and named two additional plaintiffs, the West Virginia Department of Military Affairs and Public Safety and the West Virginia Department of Health and Human Resources (together with West Virginia, “Plaintiffs”).  On January 13, 2015, Plaintiffs filed a Second Amended Complaint under seal, which reasserted an unjust enrichment claim.  Plaintiffs also filed an accompanying motion to modify the protective order so that the Second Amended Complaint may be unsealed and served on all defendants.  On April 6, 2015, ABDC filed a renewed motion to dismiss and to strike the Second Amended Complaint.  A hearing on this motion was held on June 1, 2015.  Pursuant to the Court’s order at that hearing, ABDC filed a proposed order relating to its renewed motion to dismiss on July 7, 2015 and is awaiting the Court’s ruling.  The Company cannot predict the outcome of this matter.

On March 10, 2015, the County of Fulton, Georgia (“County”), through its County Attorney R. David Ware, filed a complaint in the Superior Court for Fulton County, Georgia, against a number of pharmaceutical wholesalers, including the Company’s subsidiary ABDC.  The complaint alleges that ABDC and other defendants failed to maintain effective controls against the diversion of controlled substances, failed to maintain records, and failed to report suspicious orders in violation of the Georgia Controlled Substances Act and the Georgia Pharmacy Practice Act.  The complaint also alleges that the defendants acted negligently in the marketing, promotion, and distribution of controlled substances by failing to guard against misconduct by physicians, pharmacists, and other parties who diverted controlled substances for illegitimate users.  The complaint further asserts that defendants were unjustly enriched by such conduct and created a public nuisance.  The County seeks injunctive relief and a trial by jury to determine damages.  The defendants filed a Notice of Removal on April 14, 2015 and filed a motion to dismiss on April 21, 2015. On May 15, 2015, the County filed a Voluntary Dismissal Without Prejudice and the Court dismissed the case without prejudice on May 18, 2015.

Note 8.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  During the three and nine months ended June 30, 2015, the Company recognized gains of $43.6 million and $65.1 million, respectively, relating to the above-mentioned class action lawsuits.  During the three and nine months ended June 30, 2014, the Company recognized gains of $2.5 million and $24.4 million, respectively, relating to the above-mentioned class action lawsuits.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 9.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable at June 30, 2015 and September 30, 2014 approximate fair value based upon the relatively short-term nature of these financial instruments.  Within cash and cash equivalents, the Company had $600.0 million and $400.0 million of investments in money market accounts as of June 30, 2015 and September 30, 2014, respectively.  The fair values of the money market accounts were based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.  The recorded amount of long-term debt and the corresponding fair value as of June 30, 2015 were $3,742.8 million and $3,734.3 million, respectively.  The recorded amount of long-term debt and the corresponding fair value as of September 30, 2014 were $1,995.6 million and $2,056.6 million, respectively.  The fair values of debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

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

The following tables illustrate reportable segment information for the three and nine months ended June 30, 2015 and 2014 (in thousands):

	Revenue
	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Pharmaceutical Distribution	$32,758,828	$29,812,837	$97,504,075	$86,367,923
Other	1,532,907	620,275	3,214,977	1,796,910
Intersegment eliminations	(58,179)	(84,958)	(227,627)	(184,414)
Revenue	$34,233,556	$30,348,154	$100,491,425	$87,980,419

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Segment Operating Income
	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Pharmaceutical Distribution	$377,771	$359,795	$1,256,747	$1,019,506
Other	77,372	33,678	186,688	113,261
Total segment operating income	$455,143	$393,473	$1,443,435	$1,132,767

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reconciles total segment operating income to income (loss) from continuing operations before income taxes (in thousands):

	Income (Loss) From Continuing
	Operations Before Income Taxes
	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Total segment operating income	$455,143	$393,473	$1,443,435	$1,132,767
Gains on antitrust litigation settlements	43,567	2,524	65,050	24,396
LIFO expense	(158,710)	(133,237)	(453,878)	(293,647)
Acquisition related intangibles amortization	(19,710)	(5,701)	(34,478)	(17,484)
Warrant expense	14,900	(145,040)	(1,109,211)	(267,000)
Employee severance, litigation and other	(2,625)	(1,142)	(30,999)	(7,411)
Operating income (loss)	332,565	110,877	(120,081)	571,621
Other (income) loss	(1,534)	(1,312)	11,185	(5,692)
Interest expense, net	29,793	20,903	70,081	59,209
Loss on early retirement of debt	—	32,954	—	32,954
Income (loss) from continuing operations before income taxes	$304,306	$58,332	$(201,347)	$485,150

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

We are one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care.  We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health.  We are organized based upon the products and services we provide to our customers.  Our operations are comprised of the Pharmaceutical Distribution reportable segment and Other.

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

ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals (including specialty pharmaceutical products), over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies, and other customers.  ABDC also provides pharmacy management, staffing and other consulting services, and supply management software to a variety of retail and institutional healthcare providers.  Additionally, ABDC delivers packaging solutions to institutional and retail healthcare providers.

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

Executive Summary

This executive summary provides highlights from the results of operations that follows:

•                  Revenue increased 12.8% and 14.2% from the prior year quarter and nine month period, respectively, as a result of the gradual phase in of generic drug distribution from ABDC to Walgreens Boots Alliance, Inc. (“WBA”) in fiscal 2014, increased sales of brand and generic products, and the strong growth of ABSG and ABCS.  Additionally, the acquisition of MWI contributed to our revenue growth in the current year quarter and nine month period;

•                  Pharmaceutical Distribution gross profit increased 7.9% and 18.5% from the prior year quarter and nine month period, respectively, as the result of our strong revenue growth in brand and generic pharmaceuticals in ABDC and ABSG and the incremental income from ABDC’s participation in the WBA procurement joint venture.  Gross profit growth in the current year quarter was adversely impacted by the renewal of our contract with the Department of Defense (“DOD”) at less favorable terms and lower generic price appreciation;

•                  Total gross profit was impacted by LIFO expense, which was $158.7 million and $453.9 million in the current year quarter and nine month period, respectively, in comparison to $133.2 million and $293.6 million in the prior year quarter and nine month period, respectively.  The increase in LIFO expense was primarily due to higher brand inflation and lower generic drug deflation resulting from the generics pricing environment;

•                  Distribution, selling, and administrative expenses increased 29.7% and 20.7% in the quarter and nine month period, respectively, to support our revenue growth.  Additionally, these expenses were greater in the current year quarter and nine month period due to the addition of MWI;

•                  Total operating expenses were impacted by Warrants.  Warrant income was $14.9 million in the current year quarter compared to Warrant expense of $145.0 million in the prior year quarter.  Warrant expense decreased significantly from the prior year quarter primarily due to the decline in our stock price during the quarter ended June 30, 2015.  Warrant expense was $1,109.2 million in the current year nine month period compared to Warrant expense of $267.0 million in the prior year nine month period.  Warrant expense increased significantly from the prior year nine month period primarily due to the increase in our stock price since June 30, 2014;

•                  Total segment operating income increased by 15.7% and 27.4% compared to the prior year quarter and nine month period, respectively, primarily due to the increase in Pharmaceutical Distribution’s gross profit and the addition of MWI; and

•                  Net income and diluted earnings per share in the quarter were impacted by the significant LIFO expense.  Net loss and diluted loss per share in the nine month period were impacted by the significant LIFO and Warrant expense.

Results of Operations

Revenue

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Pharmaceutical Distribution	$32,758,828	$29,812,837	9.9%	$97,504,075	$86,367,923	12.9%
Other	1,532,907	620,275	147.1%	3,214,977	1,796,910	78.9%
Intersegment eliminations	(58,179)	(84,958)	(31.5)%	(227,627)	(184,414)	23.4%
Revenue	$34,233,556	$30,348,154	12.8%	$100,491,425	$87,980,419	14.2%

Revenue increased by 12.8% and 14.2% from the prior year quarter and nine month period, respectively.  The increases in revenue were primarily due to increased sales to WBA of $1.8 billion and $6.0 billion from the prior year quarter and nine month period, respectively.  Fiscal 2014 revenue included the gradual phase in of the WBA generics business beginning in January 2014.  Excluding WBA, our revenue increased by 7% from the prior year quarter and nine month period.  See discussions below under “Pharmaceutical Distribution” and “Other” for additional commentary regarding our revenue growth.

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

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 9.9% and 12.9% from the prior year quarter and nine month period, respectively.  Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue.  Intrasegment revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC’s facilities.  Intrasegment revenues were $1.6 billion and $1.1 billion in the quarters ended June 30, 2015 and 2014, respectively, and $4.7 billion and $3.0 billion in the nine months ended June 30, 2015 and 2014, respectively.

ABDC’s revenue of $28.2 billion and $84.4 billion in the quarter and nine months ended June 30, 2015 increased 9.0% and 12.5%, respectively, from the prior year periods (before intrasegment eliminations).  The increase in ABDC’s revenue was primarily due to increased sales to WBA of $1.8 billion and $6.0 billion in the quarter and nine months ended June 30, 2015 (as noted above); increased sales of products that treat Hepatitis C; and overall market growth.

ABSG’s revenue of $6.1 billion and $17.8 billion in the quarter and nine months ended June 30, 2015 increased 22.4% and 24.4%, respectively, from the prior year periods (before intrasegment eliminations).  The increase in ABSG’s revenue was due to the continued growth in our blood products, vaccine and physician office distribution businesses, the impact of manufacturer shifts of certain infused oncology products from full line distribution to specialty distribution, and growth in oncology product sales (including an increase in sales to community oncologists).  Excluding the impact of the manufacturer shifts of certain infused oncology products from full line distribution to specialty distribution, ABSG revenue grew by 13.1% and 15.1% in the quarter and nine months ended June 30, 2015, respectively.

A portion of ABSG’s revenue is generated from the distribution of pharmaceuticals to physicians who specialize in a variety of disease states, especially oncology.  Community oncologists and other specialty physicians that administer drugs under Medicare Part B have been impacted by lower reimbursement rates for specialty pharmaceutical drugs.  ABSG’s business may be adversely impacted in the future by changes in medical guidelines and the Medicare reimbursement rates for certain pharmaceuticals, especially oncology drugs administered by physicians.  Since ABSG provides a number of services to or through physicians, any changes affecting this service channel could result in revenue reductions.  (Refer to Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for a more detailed description of this business risk.)

A number of our contracts with customers or group purchasing organizations (“GPOs”) are typically subject to expiration each year.  We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, or replaced.  During the nine months ended June 30, 2015, no significant contracts expired.  Over the next twelve months, the only significant contract scheduled to expire is our contract with Kaiser Permanente (“Kaiser”), which expires in June 2016.  Our revenue, results of operations, and cash flows will be negatively impacted if the Kaiser contract is not renewed or the terms of the renewed contract are less favorable than the existing contract.

Other

Revenue in Other increased 147.1% and 78.9% from the prior year quarter and nine month period, respectively, primarily due to the $810.0 million and $1.1 billion revenue contribution from MWI for the quarter and nine month period, respectively, and increases in ABCS revenue.

Gross Profit

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Pharmaceutical Distribution	$745,866	$691,303	7.9%	$2,347,070	$1,980,711	18.5%
Other	260,741	131,414	98.4%	597,497	398,362	50.0%
Gains on antitrust litigation settlements	43,567	2,524		65,050	24,396
LIFO expense	(158,710)	(133,237)		(453,878)	(293,647)
Gross profit	$891,464	$692,004	28.8%	$2,555,739	$2,109,822	21.1%

Gross profit increased 28.8%, or $199.5 million, and 21.1%, or $445.9 million, from the prior year quarter and nine month period, respectively.  These increases were due to the increase in Pharmaceutical Distribution gross profit, the increase in the gross profit of Other, and larger gains on antitrust litigation settlements and were offset in part by the $25.5 million and $160.2 million increase in LIFO expense from the prior year quarter and nine month period, respectively.  The increase in LIFO expense was primarily due to higher brand inflation and lower generic drug deflation resulting from the generics pricing environment.

Pharmaceutical Distribution gross profit increased 7.9%, or $54.6 million, and 18.5%, or $366.4 million, from the prior year quarter and nine month period, respectively.  These increases were due to higher brand and generic sales volume largely attributable to WBA (as noted above).  Gross profit also increased due to the growth of our specialty distribution businesses and an increase in income resulting from our participation in the WBA procurement joint venture.  Gross profit growth in the current year quarter was adversely impacted by the renewal of our contract with the DOD at less favorable terms and lower generic price appreciation.  As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.28% and 2.41% in the quarter and nine months ended June 30, 2015 decreased 4 basis points and increased 12 basis points from the prior year quarter and nine month period, respectively.  The decrease in the quarter ended June 30, 2015 was primarily due to the DOD contract renewal and a decrease in generic price appreciation, and the increase in the nine month period ended June 30, 2015 was primarily due to the increase in ABDC and ABSG sales volume and incremental income from our participation in the WBA procurement joint venture.

Gross profit in Other increased 98.4%, or $129.3 million, and 50.0%, or $199.1 million, from the prior year quarter and nine month period, respectively.  These increases were primarily due to the contribution of our MWI acquisition, and, to a lesser extent, the increase in ABCS and World Courier’s revenue.  As a percentage of revenue, gross profit margin in Other of 17.01% in the quarter ended June 30, 2015 decreased from 21.19% in the prior year quarter.  As a percentage of revenue, gross profit margin in Other of 18.58% in the nine months ended June 30, 2015 decreased from 22.17% in the prior year nine month period.  These decreases were primarily due to the contribution from our MWI acquisition and the increase in ABCS distribution revenue, both of which have a lower gross profit margin in comparison to other businesses within Other.

We recognized gains of $43.6 million and $2.5 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarters ended June 30, 2015 and 2014, respectively.  We recognized gains of $65.1 million and $24.4 million from antitrust litigation settlements with pharmaceutical manufacturers during the nine months ended June 30, 2015 and 2014, respectively.  The gains were recorded as reductions to cost of goods sold.

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

Operating Expenses

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Distribution, selling and administrative	$502,744	$387,611	29.7%	$1,361,678	$1,128,012	20.7%
Depreciation and amortization	68,430	47,334	44.6%	173,932	135,778	28.1%
Warrants	(14,900)	145,040		1,109,211	267,000
Employee severance, litigation and other	2,625	1,142		30,999	7,411
Total operating expenses	$558,899	$581,127		$2,675,820	$1,538,201

Distribution, selling and administrative expenses increased 29.7%, or $115.1 million, from the prior year quarter, and increased 20.7%, or $233.7 million from the prior year nine month period, primarily due to the recent acquisition of MWI.  In addition, operating expenses during the current year periods were higher to support the increase in our revenue, including the WBA volume, which was not fully phased in during the prior year periods.  More specifically, expenses related to payroll (including incentive compensation), delivery and information technology were higher in the current year periods.  As a percentage of revenue, distribution, selling and administrative expenses were 1.47% and 1.36% in the current year quarter and nine month period ended June 30, 2015, respectively, and represents an increase of 19 basis points and 8 basis points, respectively, in comparison to the prior year periods.  These increases were primarily due to our acquisition of MWI, which has higher operating expenses as a percentage of revenue in comparison to Pharmaceutical Distribution.

Depreciation expense increased from the prior year periods due to an increase in the amount of capital projects being depreciated.  Amortization expense increased from prior year periods primarily due to the amortization of newly acquired intangible assets resulting from the MWI acquisition.

Warrant expense decreased significantly from the prior year quarter primarily due to the decline in our stock price during the quarter ended June 30, 2015.  Warrant expense increased significantly from the prior year nine month period primarily due to the increase in our stock price since June 30, 2014.  The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with WBA.  Warrant expense is largely dependent upon changes in our stock price, therefore, future Warrant expense could fluctuate significantly.  (Refer to “Critical Accounting Policies and Estimates — Warrants” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for a more detailed description of the accounting for the Warrants.)

Employee severance, litigation and other for the quarter ended June 30, 2015 included $2.3 million of deal-related transaction costs and $0.4 million of employee severance and other costs.  Employee severance, litigation and other for the nine months ended June 30, 2015 included $29.6 million of deal-related transaction costs (primarily related to professional fees with respect to the MWI acquisition) and $1.4 million of employee severance and other costs.  Employee severance, litigation and other for the quarter ended June 30, 2014 included $1.5 million of employee severance and other costs, offset in part by the net reversal of $0.4 million of other costs. Employee severance, litigation and other for the nine months ended June 30, 2014 included $5.3 million of deal-related transaction costs and $2.1 million of employee severance and other costs.

Operating Income

	Three months ended			Nine months ended
	June 30,			June 30,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Pharmaceutical Distribution	$377,771	$359,795	5.0%	$1,256,747	$1,019,506	23.3%
Other	77,372	33,678	129.7%	186,688	113,261	64.8%
Total segment operating income	455,143	393,473	15.7%	1,443,435	1,132,767	27.4%
Gains on antitrust litigation settlements	43,567	2,524		65,050	24,396
LIFO expense	(158,710)	(133,237)		(453,878)	(293,647)
Acquisition related intangibles amortization	(19,710)	(5,701)		(34,478)	(17,484)
Warrant expense	14,900	(145,040)		(1,109,211)	(267,000)
Employee severance, litigation and other	(2,625)	(1,142)		(30,999)	(7,411)
Operating income (loss)	$332,565	$110,877		$(120,081)	$571,621

Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition related intangibles amortization; Warrant expense; and employee severance, litigation and other.

Pharmaceutical Distribution operating income increased 5.0%, or $18.0 million, and 23.3%, or $237.2 million, from the prior year quarter and nine month period, respectively, due to the increase in gross profit, offset in part by the increase in operating expenses from the prior year quarter and nine month period.  As a percentage of revenue, Pharmaceutical Distribution operating income margin decreased 6 basis points from the prior year quarter primarily due to the DOD contract renewal and a decrease in generic price appreciation and increased 11 basis points from the prior year nine month period primarily due to the increase in ABDC and ABSG sales volume and incremental income from our participation in the WBA procurement joint venture.

Operating income in Other increased 129.7%, or $43.7 million, and 64.8%, or $73.4 million, from the prior year quarter and nine month period, respectively, primarily as a result of the contribution of our recent MWI acquisition.

Total operating loss for the nine month period ended June 30, 2015 was primarily driven by the significant Warrant expense resulting from the increase in the market share price of our common stock and our LIFO expense.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended June 30, 2015 and 2014 were as follows (in thousands):

	2015		2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$30,654	2.78%	$21,125	4.01%
Interest income	(861)	0.16%	(222)	0.28%
Interest expense, net	$29,793		$20,903

Interest expense, net, increased 42.5%, or $8.9 million, from the prior year quarter due to an increase of $2.1 billion in average borrowings primarily due to the February 2015 issuance of our $500 million 3.25% senior notes, our $500 million 4.25%

senior notes, and our variable-rate term loan borrowing to finance a portion of the MWI acquisition.  Our average borrowing rate was lower during the current year quarter primarily as a result of the recent financings, which bear interest at lower rates.

Interest expense, interest income, and the respective weighted average interest rates in the nine months ended June 30, 2015 and 2014 were as follows (in thousands):

	2015		2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$71,919	2.89%	$59,746	4.19%
Interest income	(1,838)	0.17%	(537)	0.37%
Interest expense, net	$70,081		$59,209

Interest expense, net, increased 18.4%, or $10.9 million, from the prior year nine month period due to an increase of $1.2 billion in average borrowings primarily due to the February 2015 issuance of our $500 million 3.25% senior notes, our $500 million 4.25% senior notes, and our variable-rate term loan borrowing to finance a portion of the MWI acquisition.  Our average borrowing rate was lower during the current year nine month period primarily as a result of the recent financings, which bear interest at lower rates.

During the quarter and nine month period ended June 30, 2014, we recorded a $33.0 million loss resulting from the early retirement of our $500 million 5.875% senior notes due in September 2015.

Income tax expense was $90.1 million and $297.8 million in the quarter and nine month period ended June 30, 2015, compared to $71.1 million and $268.9 million in the prior year quarter and nine month period, respectively, and is determined based on our taxable income.  A significant portion of Warrant expense is not tax deductible.  As a result, our effective tax rate fluctuates significantly due to quarterly changes in the valuation of the Warrants for financial reporting purposes.

Income from continuing operations was $214.2 million in the quarter ended June 30, 2015.  Loss from continuing operations was $499.2 million in the nine month period ended June 30, 2015.  Diluted earnings per share from continuing operations was $0.89 in the quarter ended June 30, 2015.  Diluted loss per share from continuing operations of $2.27 in the nine month period ended June 30, 2015 was primarily due to Warrant expense and LIFO expense.

Loss from discontinued operations, net of income taxes, includes the impact of a final purchase price adjustment related to the divestiture of AmerisourceBergen Canada Corporation in the nine months ended June 30, 2014.

Liquidity and Capital Resources

The following table illustrates our debt structure at June 30, 2015, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note and the overdraft facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,604	$—
$400,000, 4.875% senior notes due 2019	398,371	—
$500,000, 3.50% senior notes due 2021	499,550	—
$500,000, 3.40% senior notes due 2024	498,741	—
$500,000, 3.25% senior notes due 2025	497,437	—
$500,000, 4.25% senior notes due 2045	499,078	—
Total fixed-rate debt	2,992,781	—

Variable-Rate Debt:
Term loan	750,000	—
Multi-currency revolving credit facility due 2019	—	1,400,000
Receivables securitization facility due 2017	—	950,000
Revolving credit note	—	75,000
Overdraft facility (£20,000)	7,370	24,126
Total variable-rate debt	757,370	2,449,126
Total debt	$3,750,151	$2,449,126

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility, our revolving credit note, and our overdraft facility provides us sufficient sources of capital to fund our working capital requirements.  We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs.  Our cash balances in the nine months ended June, 2014 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs, which were higher in the nine months ended June 30, 2014 due to the on-boarding of the WBA business.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in August 2019, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders.  Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee at June 30, 2015). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at June 30, 2015). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of June 30, 2015.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under our commercial paper program at June 30, 2015.

We have a $950 million receivables securitization facility (“Receivables Securitization Facility”), which was scheduled to expire in June 2016.  In December 2014, we entered into an amendment to the Receivables Securitization Facility to extend the maturity date to December 2017.  We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, which we are compliant with as of June 30, 2015.

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

In February 2015, we entered into a $1.0 billion term loan credit agreement (“Term Loan”), which matures in 2020.  The Term Loan is subject to quarterly principal payments equal to (1) 1.25% of the aggregate principal amount of the Term Loan beginning with the first quarterly principal payment in June 2015 to and including March 2018, and (2) thereafter, 2.50% of the aggregate principal amount of the Term Loan, with the remaining balance of the Term Loan due upon maturity.  In June 2015, we elected to make an early principal payment of $250 million on the Term Loan, $12.5 million of which was scheduled to be paid in June 2015.  The payment was applied in direct order to scheduled principal payments, and as a result, our next required quarterly principal payment is due in June 2019.  The Term Loan will bear interest at a rate equal either to a base rate plus a margin or a LIBOR rate plus a margin.  The margin will be based on our public debt ratings and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points at June 30, 2015) and 0 to 25 basis points over a base rate.  The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant with as of June 30, 2015.

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

In August 2013, our board of directors approved a program allowing us to purchase up to $750 million in shares of our common stock, subject to market conditions.  During the fiscal year ended September 30, 2014, we purchased $174.7 million of our common stock under this share repurchase program.  During the nine months ended June 30, 2015, we purchased $260.2 million of our common stock under this share repurchase program, which included $33.6 million of purchases that cash settled in July 2015 and excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014.  As of June 30, 2015, we had $315.1 million of availability remaining on the $750 million repurchase program.  Excluding purchases under our special share repurchase programs, (see below for further details) we currently expect to purchase $300 million of our common stock in fiscal 2015, subject to market conditions.

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

In May 2014, our board of directors approved a special share repurchase program allowing us to purchase up to $650 million in shares of our common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants and supplements our previously executed warrant hedging strategy.  During the nine months ended June 30, 2015, we purchased $398.0 million under this program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014, to complete our authorization under this program.

In March 2015, we supplemented our hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer call options (“Call Options”).  The Call Options give us the right to buy shares of our common stock subject to the Warrants at specified prices between April 2015 and October 2015.  In total, we purchased Call Options on six million shares of our common stock for a total premium of $80.0 million.

In April 2015, our board of directors approved a new special share repurchase program allowing us to repurchase up to $1.0 billion in shares of our common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants as part of our warrant hedging strategy.  During the nine months ended June 30, 2015, we purchased $153.9 million of our common stock under this program, which included $14.3 million of purchases that cash settled in July 2015.  As of June 30, 2015, we had $846.1 million of availability remaining on this program.  Availability under our new special share repurchase program is reduced by share repurchases, if any, of our common stock on the open market under the special program as well as share repurchases due to the Company’s exercise of Call Options and/or Capped Calls.

Based on the closing price of our Common Stock on June 30, 2015, the Capped Calls associated with the warrants exercisable in 2016 would have covered approximately 49% of the shares subject to the warrants and the Capped Calls associated with the warrants exercisable in 2017 would have covered approximately 45% of the shares subject to the warrants.  Adding the shares repurchased through June 30, 2015 under the special share repurchase programs, we would have covered approximately 90% of the warrants exercisable in 2016.  Assuming we successfully exercise the remaining three million Call Options between July 2015 and October 2015, we will have covered 100% of the warrants exercisable in 2016 and 49% of the warrants exercisable in 2017.  For every five dollar increase in the price of our Common Stock, our coverage on each warrant will decrease by approximately two percent, and for every five dollar decrease in the price of our Common Stock, our coverage on each warrant will increase by approximately two percent.

To the extent the Capped Calls, share repurchases and Call Options do not fully mitigate the dilutive effect of the Warrants, we intend to consider repurchasing additional shares of our common stock and other measures, which may include additional amendments to the Capped Calls or the purchase of additional Call Options.  The amount of dilution that we would be able to mitigate will depend on the relative costs and benefits of such a transaction, considering factors such as:  our financial performance, the current and future share price of our common stock, our expected cash flows, competing priorities for capital, and overall market conditions.  However, we expect to deploy the capital necessary to cover 100% of the warrants exercisable in 2016.

We have market risk exposure to interest rate fluctuations relating to our debt.  We manage interest rate risk by using a combination of fixed-rate and variable-rate debt.  The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  In the quarter ended March 31, 2015, we used a $1.0 billion variable rate term loan to finance a portion of the MWI acquisition price.  In the quarter ended June 30, 2015, we elected to make an early principal payment of $250 million on the new term loan.  We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at June 30, 2015.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $2.6 billion in cash and cash equivalents at June 30, 2015.  The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt.  For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations.  Our largest exposure to foreign exchange rates exists primarily with the Canadian Dollar, the Euro, the U.K. Pound Sterling, and the Brazilian Real.  We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates.  We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.  As of June 30, 2015, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$50.0 million note that we received in conjunction with the sale of a Canadian business in May 2013.

Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to WBA (see Note 6).  As of June 30, 2015, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $45 million and a one percent change in volatility, holding other assumptions constant, would have no impact on the fair value of the Warrants.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at June 30, 2015 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$4,753,134	$115,114	$807,719	$1,336,051	$2,494,250
Operating leases	350,891	64,825	109,684	80,719	95,663
Other commitments	192,899	152,974	34,669	5,256	—
Total	$5,296,924	$332,913	$952,072	$1,422,026	$2,589,913

We have commitments to purchase product from influenza vaccine manufacturers through the 2015/2016 flu season.  We are required to purchase doses at prices that we believe will represent market prices.  We currently estimate our remaining purchase commitment under these agreements will be approximately $106.1 million as of June 30, 2015, all of which represents our commitment over the next twelve months, and are included in “Other commitments” in the above table.

We have outsourced to IBM Global Services (“IBM”) a significant portion of our corporate and ABDC information technology activities.  The remaining commitment under our arrangement, as amended in June 2015, which expires in June 2018, is approximately $65.2 million as of June 30, 2015, of which $39.0 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above table.

Our liability for uncertain tax positions was $55.5 million (including interest and penalties) as of June 30, 2015.  This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities.  Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the nine months ended June 30, 2015, our operating activities provided $2.8 billion of cash in comparison to cash provided of $632.5 million in the prior year period.  Cash provided by operations during the nine months ended June 30, 2015 was principally the result of an increase in accounts payable, accrued expenses, and income taxes of $3.5 billion and non-cash items of $1.3 billion, offset, in part, by the loss from continuing operations of $499.2 million, an increase in accounts receivable of $868.7 million, and an increase in merchandise inventories of $700.3 million.  The non-cash items were comprised primarily of $1.1 billion of warrant expense.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.  Accounts receivable increased from September 30, 2014, reflecting our increased revenue volume, including additional sales to WBA.  We also increased our merchandise inventories at June 30, 2015 to support the increase in business volume.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Quarter ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Days sales outstanding	20.5	19.8	19.8	20.1
Days inventory on hand	29.6	28.0	30.0	28.1
Days payable outstanding	54.0	46.1	51.4	44.7

The increase in days payable outstanding from the prior year quarter and nine month period is the result of increased purchases of generic pharmaceuticals, which have longer payment terms than brand-name pharmaceuticals.

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital.  Operating cash uses during the nine months ended June 30, 2015 included $67.5 million of interest payments and $199.2 million of income tax payments, net of refunds.

During the nine months ended June 30, 2014, our operating activities provided $632.5 million of cash.  Cash provided by operations during the nine months ended June 30, 2014 was principally the result of income from continuing operations of $216.2 million, an increase in accounts payable, accrued expenses, and income taxes of $1.5 billion, and non-cash items of $456.4 million, offset, in part, by an increase in merchandise inventories of $1.0 billion and an increase in accounts receivable of $535.8 million.  Accounts receivable increased from September 2013, reflecting the increased volume associated with our WBA business.  We also increased our merchandise inventories at June 30, 2014 to support the increase in volume due to the WBA business.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

Capital expenditures for the nine months ended June 30, 2015 and 2014 were $157.1 million and $198.7 million, respectively.  Significant capital expenditures in the nine months ended June 30, 2015 included technology initiatives, including costs related to the further development of our enterprise resource planning (“ERP”) system, costs associated with building our new national distribution center, and expansion of support facilities.  We currently expect to spend approximately $215 million for capital expenditures during fiscal 2015.  Significant capital expenditures in the nine months ended June 30, 2014, included infrastructure and technology-related costs to on-board the incremental WBA distribution volume, costs associated with building our new national distribution center, and other technology initiatives, including costs related to the further development of our ERP system.

Net cash provided by financing activities in fiscal 2015 included $1.0 billion of borrowing under our term loan and $996.4 million of proceeds received related to the February 2015 issuance of our 2025 Notes and 2045 Notes.  We used the proceeds from these financing activities to fund a portion of our February 24, 2015 acquisition of MWI, a leading animal health distribution company in the United States and in the United Kingdom for a price of $190.00 per share, or $2.6 billion in total.

In June 2014, we invested $117.8 million to acquire a minority ownership interest in a pharmaceutical wholesaler in Brazil and to form a specialty joint venture with the same entity.

During the nine months ended June 30, 2015 and 2014, we paid $800.3 million and $570.6 million, respectively, for purchases of our common stock.  During the nine months ended June 30, 2015 and 2014, we paid $180.0 million and $211.4 million, respectively, to purchase or amend Capped Calls and Call Options, to hedge the potential dilution associated with the Warrants upon their exercise.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under “Liquidity and Capital Resources” in Item 2 on page 28.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2015, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.  Risk Factors

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	1,500,000	$96.00	1,500,000	$1,548,869,282
May 1 to May 31	760,746	$113.96	760,489	$1,462,204,186
June 1 to June 30	2,937,784	$102.51	2,936,996	$1,161,144,642
Total	5,198,530		5,197,485

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

10.1	AmerisourceBergen Corporation 2011 Employee Stock Purchase Plan, as amended and restated on May 14, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 6, 2015	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

August 6, 2015	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	AmerisourceBergen Corporation 2011 Employee Stock Purchase Plan, as amended and restated on May 14, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.