Form 10-K
period 2015-09-30
AMERISOURCEBERGEN CORP
filed 2015-11-24
CIK 1140859

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

          The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2015 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2015 was $20,376,106,134.

          The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2015 was 205,632,943.

Documents Incorporated by Reference

          Portions of the following document are incorporated by reference in the Part of this report indicated below:

          Part III — Registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART I

ITEM 1.    BUSINESS

         As used herein, the terms "Company," "AmerisourceBergen," "we," "us," or "our" refer to AmerisourceBergen Corporation, a Delaware corporation.

         AmerisourceBergen Corporation is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. More specifically, we distribute a comprehensive offering of brand-name and generic pharmaceuticals (including specialty pharmaceutical products), over-the-counter healthcare products, home healthcare supplies and equipment, and related services to a wide variety of healthcare providers located in the United States and select global markets, including chain retail and independent pharmacies, mail order pharmacies, acute care hospitals and health systems, physician practices, medical and dialysis clinics, long-term care and other alternate site pharmacies, veterinarians and other customers. We also provide pharmacy services to certain specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including reimbursement and pharmaceutical consulting services, niche premium logistics services, inventory management, pharmacy automation, and pharmacy management.

Industry Overview

         Pharmaceutical sales in the United States, as recently estimated by IMS Healthcare, Inc. ("IMS"), an independent third party provider of information to the pharmaceutical and healthcare industry, are expected to grow approximately 7.2% annually from 2015 through 2019, primarily due to strong demand, favorable pricing, and new product introductions.

         In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States, and other industry trends, include:

         Aging Population. The number of individuals age 65 and over in the United States is expected to exceed 53 million by 2019 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.

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

         Increased Use of Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate healthcare costs, we believe drug therapy has had a beneficial impact on healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for approximately 11% of overall healthcare costs. Pharmaceutical manufacturers' continued emphasis on research and development is expected to result in the continuing introduction of cost-effective drug therapies and new uses for existing drug therapies.

         Legislative Developments. In recent years, regulation of the healthcare industry has changed significantly in an effort to increase drug utilization and reduce costs. In March 2010, the federal government enacted major health reform legislation designed to expand access to health insurance, which increased the number of people in the United States who are eligible to be reimbursed for all or a portion of prescription drug costs. The health reform law provides for sweeping changes to Medicare and Medicaid policies (including drug reimbursement policies), expanded disclosure requirements regarding financial arrangements within the healthcare industry, enhanced enforcement authority to prevent fraud and abuse, and new taxes and fees on pharmaceutical and medical device manufacturers. These policies and other legislative developments may affect our businesses directly and/or indirectly (see Government Regulation on page 6 for further details).

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

Strategy

         Our business strategy is focused on the global pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians and veterinarians) and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

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

    We believe we have one of the lowest cost operating structures among all pharmaceutical distributors. AmerisourceBergen Drug Corporation has a distribution facility network totaling 26 distribution facilities in the United States. We continue to seek opportunities to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt "best practices" in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility.

    We offer value-added services and solutions to assist healthcare providers and pharmaceutical manufacturers to improve their efficiency and their patient outcomes. Services for manufacturers include: assistance with rapid new product launches, promotional and marketing services to accelerate product sales, product data reporting and logistical support.

    Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; Elevate Provider Network®, our managed care network, which connects our retail pharmacy customers to payor plans throughout the country and is one of the largest in the U.S.; generic product purchasing and private label services; hospital pharmacy consulting designed to improve operational efficiencies; and packaging solutions for institutional and retail healthcare providers.

    In March 2013, we and Walgreens Boots Alliance, Inc. ("WBA") entered into various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between WBA and us, pursuant to which we will distribute branded and generic pharmaceutical products to WBA and an agreement that provides us the ability to access generics and related pharmaceutical products through a global sourcing arrangement with Walgreens Boots Alliance Development GmbH ("WBAD"). The increased volume associated with the distribution agreement improved our distribution center efficiency and our access to WBAD is expected to continue to improve our purchasing power.

    In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our strategic growth plans.

    In November 2015, we acquired PharMEDium Healthcare Holdings, Inc. ("PharMEDium"), the leading national provider of outsourced compounded sterile preparations ("CSPs") to acute care hospitals in the United States. PharMEDium is the premier provider of customized outsourced CSPs that meet specific hospital and physician clinical needs and quality standards in formulations that are not otherwise commercially available. PharMEDium delivers "sterile to sterile" CSPs in a ready to use form with enhanced safety, labeling, sterility assurance, and extended expiration dating supported by appropriate studies that often exceeds what hospital pharmacies can accomplish on their own. The CSPs are prepared in state-of-the-art, FDA and state board of pharmacy inspected facilities, using only FDA-approved or allowed drugs in finished dosage form and FDA-approved diluents and FDA-cleared containers (see Risk Factor — Increasing governmental efforts to regulate the pharmaceutical supply channel and pharmaceutical compounding may increase our costs and reduce our profitability). PharMEDium maintains 4 compounding facilities, provides a broad range of 2,000 SKUs and serves over 3,000 hospital customers across all 50 states. The acquisition of PharMEDium strengthens our core business and meaningfully expands our innovative service offerings to our health systems customers.

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

  •
  Enter into the Animal Health Distribution and Service Business.  In February 2015, we acquired MWI Veterinary Supply, Inc. ("MWI"), a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. MWI also offers its customers a variety of value-added services, including its e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, and educational seminars, which we believe closely integrate MWI with its customers' day-to-day operations and provide them with meaningful incentives to continue doing business with MWI. We continue to seek opportunities to expand our offerings in animal health distribution and services.

  •
  Divestitures.  In order to allow us to concentrate on our strategic focus areas of pharmaceutical distribution and related services and specialty pharmaceutical distribution and related services, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.

Operations

         Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2015 are comprised of the Pharmaceutical Distribution reportable segment and Other.

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

    Other

         Other consists of the AmerisourceBergen Consulting Services ("ABCS") operating segment, the World Courier Group, Inc. ("World Courier") operating segment, and the MWI Veterinary Supply, Inc. ("MWI") operating segment. The results of operations of these operating segments are not significant enough to require separate reportable segment disclosure, and therefore, have been included in "Other" for the purpose of our reportable segment presentation.

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

         Sales and Marketing. The majority of ABDC's sales force is led nationally, with geographic focus and specialized by either healthcare provider type or size. Customer service representatives are centralized in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. ABDC's marketing organization designs and develops business management solutions for AmerisourceBergen healthcare provider customers. Tailored to specific groups, these programs can be further customized at the business unit or distribution facility level to adapt to local market conditions. ABDC's sales teams and marketing organization also serve national account customers through close coordination with local distribution centers and ensures that our customers are receiving service offerings that meet their needs. Our other operating segments each have independent sales forces and marketing organizations that specialize in their respective product and service offerings. In addition, we have a corporate marketing group that coordinates branding and other marketing activities across the Company.

         Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physicians, and physician group practices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies, pharmacy departments of supermarkets and mass merchandisers, and veterinarians. We are typically the primary source of supply for our healthcare provider customers. Our manufacturing customers include branded, generic and biotechnology manufacturers of prescription pharmaceuticals, as well as over-the-counter product and health and beauty aid manufacturers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers.

         Our two largest customers, WBA and Express Scripts, Inc. ("Express Scripts"), accounted for 30% and 16%, respectively, of our fiscal 2015 revenue. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPOs"), represented approximately 64% of fiscal 2015 revenue. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations.

         Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2015. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are good. The 10 largest suppliers in fiscal 2015 accounted for approximately 46% of our purchases.

         Information Systems. The ABDC operating segment operates its full-service wholesale pharmaceutical distribution facilities in the U.S. on a centralized enterprise resource planning ("ERP") system. ABDC's ERP system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. ABDC's systems are intended to strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the basic and value-added services offered to our customers, including marketing, product demand data, inventory replenishment, single-source billing, third party claims processing, computer price updates and price labels.

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

         Our other operating segments operate the majority of their businesses on their own common, centralized ERP systems resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities.

         We expect to continue to enhance and upgrade our ERP systems. In addition, in an effort to comply with future pedigree and other supply chain custody requirements (see Risk Factor — Increasing governmental efforts to regulate the pharmaceutical supply channel and pharmaceutical compounding may increase our costs and reduce our profitability), we expect to continue to make significant investments in our information systems.

Competition

         We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson") and Cardinal Health, Inc. ("Cardinal"). ABDC competes with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG's operating businesses face competition from a variety of competitors, including McKesson, Cardinal, FFF Enterprises, Henry Schein, Inc., and UPS Logistics, among others. Our ABCS, World Courier and MWI businesses also face competition from a variety of competitors. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

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

Employees

         As of September 30, 2015, we had approximately 17,500 employees, of which approximately 16,500 were full-time employees. Approximately 3% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

Government Regulation

         We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies.

         The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA") and various other federal and state regulatory authorities regulate the compounding, purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances and entities that compound pharmaceuticals that contain controlled substances must hold valid DEA licenses, meet various security and operating standards and comply with regulations governing the sale, marketing, compounding, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution and compounding centers from distributing controlled substances, seize or recall products and impose significant criminal, civil and administrative sanctions. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical compounding and wholesale distribution requirements needed to conduct our operations.

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

         In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. At the federal level, Congress has enacted legislation to regulate the pharmaceutical distribution system by establishing federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level. This same legislation establishes new requirements for drug wholesale distributors and third party logistics providers and calls for enhanced regulation of compounded sterile preparations ("CSPs"), including heightened compliance, reporting, labeling and inspection standards. The legislation also creates Section 503B outsourcing facilities as a new category for providers of CSPs, allowing such facilities to voluntarily register with the FDA. These and other requirements are expected to increase the cost of our operations.

         Federal insurance and health care reform legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance, including coverage for at least a portion of drug costs, through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. In addition, among other things, the Affordable Care Act changed the formula for Medicaid federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to no less than 175% of the weighted average manufacturer price; however, that change has not yet been implemented by the Centers for Medicare & Medicaid Services ("CMS").

         As a result of political, economic and regulatory influences, scrutiny of the healthcare delivery system in the United States can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the production, delivery or pricing of pharmaceutical products, as well as additional changes to the structure of the present healthcare delivery system.

         Any future reductions in Medicare or Medicaid reimbursement rates could negatively impact our customers' businesses and their ability to continue to purchase drugs from us. We cannot predict what additional initiatives, if any, will be adopted, when they may be adopted, or what impact they may have on us.

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

         Some of our businesses collect, maintain, and/or access other sensitive personal information that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act and the regulations implemented thereunder. Security and disclosure of personal information is also highly regulated in many other countries in which we operate, and such regulations continue to evolve. Additionally, we need to comply with applicable privacy and security requirements of countries throughout the world in which we maintain operations, including but not limited to those in the European Union.

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

     Competition and industry consolidation may erode our profit.

         The industries in which we operate, including distribution of human and animal health pharmaceuticals and related healthcare solutions, are highly competitive. Our distribution competitors include two national wholesale distributors of pharmaceuticals, McKesson and Cardinal; regional and local distributors of pharmaceuticals; national generic distributors; chain drugstores that warehouse their own pharmaceuticals; manufacturers that distribute their products directly to customers; and national, regional, local and specialty distributors. Our other competitors include logistics, re-packaging and healthcare technology companies, and producers of compounded sterile preparations (see "Competition" on page 6). If we do not compete successfully against these and other organizations, it could have a material and adverse effect on our business and results of operations. In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this trend continues among our customers, suppliers, and competitors, it could give the resulting enterprises greater bargaining power, which may lead to greater pressure to reduce prices for our products and services.

     Our results of operations are impacted by prices set by manufacturers and the profitability of future generic pharmaceutical launches.

         Certain distribution service agreements that we have entered into with branded and generic pharmaceutical manufacturers continue to have an inflation-based compensation component to them. As a result, our gross profit from brand-name and generic manufacturers continues to be subject to fluctuation based upon the timing and extent of manufacturer price increases, which we do not control. If the frequency or rate of branded and generic pharmaceutical price increases slows, our results of operations could be adversely affected. In addition, generic pharmaceuticals are also subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, our results of operations could be adversely affected. A decline in the number of generic pharmaceutical launches, or launches that are less profitable than those in the past, could also adversely impact our results of operations.

     Declining economic conditions could adversely affect our results of operations and financial condition.

         Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Negative trends in the general economy, including interest rate fluctuations, financial market volatility or credit market disruptions, may also affect our customers' ability to obtain credit to finance their businesses on acceptable terms and reduce discretionary spending on health products. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions may also increase our costs. If the economic conditions in the United States or in the countries where we do business do not improve or deteriorate, our results of operations or financial condition could be adversely affected.

     Our stock price and our ability to access credit markets may be adversely affected by financial market volatility and disruption.

         If the capital and credit markets experience significant disruption and volatility in the future, there can be no assurance that we will not experience downward movement in our stock price without regard to our financial condition or results of operations or an adverse effect, which may be material, on our ability to access credit. Although we believe that our operating cash flow and existing credit arrangements give us the ability to meet our financing needs, there can be no assurance that disruption and volatility will not increase our costs of borrowing, impair our liquidity, or adversely impact our business.

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

         Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. At September 30, 2015, our two largest trade receivable balances due from customers represented approximately 40% and 10% of accounts receivable, net.

     Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer.

         WBA accounted for 30% of our revenue in fiscal 2015. Express Scripts accounted for 16% of our revenue in fiscal 2015. Our top ten customers, including governmental agencies and group purchasing organizations ("GPOs"), represented approximately 64% of fiscal 2015 revenue. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows.

     If WBA exercises its rights to purchase our common stock pursuant to the warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the warrants could dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

         In connection with our strategic relationship with WBA, we entered into a Framework Agreement with affiliates of WBA, dated as of March 18, 2013 (the "Framework Agreement"), pursuant to which (i) subsidiaries of WBA were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of our common stock (approximately 7% of our common stock on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants described below) in open market transactions, with the right to designate up to two members of our board of directors upon achieving specified ownership levels; (ii) Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of WBA, was issued (a) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017; and (iii) Alliance Boots Luxembourg S.à.r.l., also a wholly owned subsidiary of WBA, was issued (a) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to 11,348,456 shares of our common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the "Warrants"). The Warrants collectively represent approximately 16% of our common stock on a fully diluted basis as of the date of issuance, assuming exercise in full of the Warrants. The number of shares which may be purchased in the open market is subject to increase in certain circumstances if the market price of our common stock is less than the exercise price of the first tranche of Warrants when those Warrants are exercisable in 2016. In such event, the incremental number of shares purchased in the open market would reduce share-for-share the number of shares exercisable pursuant to the first tranche of Warrants.

         Future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then-existing stockholders. In addition, the dilutive effect of the Warrants will be reflected in our diluted earnings per share during the period that the Warrants are outstanding. A decrease in our diluted earnings per share could, in turn, adversely affect the market value of our common stock. In addition, any sales in the public market of any common stock acquired pursuant to open market purchases by WBA or issuable upon the exercise of the Warrants could adversely affect prevailing market prices of our common stock. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for steps taken to mitigate the potentially dilutive effect that the exercise of the Warrants could have on our then existing shareholders.

     A disruption in our distribution arrangement with WBA could adversely affect our business and financial results.

         In March 2013, we entered into a ten-year distribution agreement with WBA to act as its primary wholesale distribution source for Walgreens' pharmacies in the United States with respect to branded and generic prescription drugs. We are the primary distributor of branded and generic pharmaceuticals for WBA. If the operations of WBA are seriously disrupted for any reason, whether by natural disaster, labor disruption, regulatory or governmental action, or otherwise, it could adversely affect our business and our sales and profitability. If our operations are seriously disrupted for any reason, we may have an obligation to pay or credit WBA for failure to supply products. In addition, upon the expiration or termination of the agreement, there can be no assurance that we or WBA will be willing to renew the agreement or enter into a new agreement, on terms favorable to us or at all.

         In addition, our business may be adversely affected by any operational, financial or regulatory difficulties that WBA experiences, including any disruptions of certain of its existing distribution facilities or retail pharmacies resulting from ongoing inspections by the DEA and/or state regulatory agencies and possible revocation of the controlled substance registrations for those facilities and pharmacies.

     The anticipated strategic and financial benefits of our relationship with WBA may not be realized.

         We entered into the arrangement with WBA with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, cost savings and operating efficiencies, innovation and sharing of best practices. The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming. Many of the anticipated benefits and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Achieving the anticipated benefits from the arrangement is subject to a number of significant challenges and uncertainties, including: the possibility of faulty assumptions underlying expectations, processes or initiatives, or the inability to realize and/or delays in realizing potential benefits, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits resulting from participation in our global sourcing arrangement with WBAD, due to its inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; the potential disruption of our plans and operations as a result of this strategic arrangement, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; the potential changes in supplier and customer relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; and whether the unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner.

         In addition, WBA has the right, but not the obligation, under the transactions contemplated by the Framework and Shareholder Agreements to invest in our common stock. We could also encounter unforeseen costs, circumstances, or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework and Shareholder Agreements. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition, and results of operations and the price of our common stock.

     Increasing governmental efforts to regulate the pharmaceutical supply channel and pharmaceutical compounding may increase our costs and reduce our profitability.

         The healthcare industry in the United States is highly regulated at the federal and state levels. There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy and departments of health and the FDA, to regulate the pharmaceutical distribution system and pharmacy compounding activities. Regulation of pharmaceutical distribution is intended to prevent the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies.

         In recent years, some states have passed or proposed laws and regulations, including laws and regulations that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution and pharmaceutical compounding. For example, there are new and significantly elevated state regulatory requirements designed to increase the quality and raise the oversight of hospital pharmacies and other producers of compounded sterile preparations ("CSPs").

         At the federal level, final regulations issued pursuant to the Prescription Drug Marketing Act impose pedigree tracking and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace and/or authentication technologies that leverage data carriers applied by the manufacturer to the sellable units and cases. The FDA is also required to develop a standardized numerical identifier ("SNI"). In March 2010, the FDA issued guidance regarding the development of SNIs for prescription drug packages in which the FDA identified package-level SNIs, as an initial step in the FDA's development of additional measures to secure the drug supply chain. In November 2013, Congress passed the Drug Quality and Security Act ("DQSA"). The DQSA establishes federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug track and trace system. The DSQA also establishes new requirements for drug wholesale distributors and third party logistics providers, including licensing requirements in states that had not previously licensed such entities.

         The DQSA also establishes new requirements for drug wholesale distributors and third party logistics providers, and calls for enhanced regulation of CSPs, including heightened compliance, reporting, labeling and inspection standards. One change resulting from the DQSA is the creation of Section 503B outsourcing facilities as a new category for providers of CSPs, allowing such facilities to voluntarily register with the FDA. Our CSP business locations have registered with the FDA as Section 503B outsourcing facilities and have implemented policies and procedures to achieve compliance with the DQSA requirements for such facilities. However, there can be no assurance that we are fully compliant with the new requirements, and any failure to comply may result in additional costs to bring our CSP facilities into compliance. Moreover, the FDA continues to issue draft and final guidance under the DQSA, including those relating to current good manufacturing practices, which may require changes to our CSP business, some of which may be significant. Complying with these and other supply chain of custody and pharmaceutical compounding requirements will increase our costs and could otherwise adversely affect our results of operations.

     The suspension or revocation by federal or state authorities of any of the registrations that must be in effect for our distribution and compounding facilities to purchase, store and distribute pharmaceuticals and controlled substances or the refusal by such authorities to issue a registration to any such facility may adversely affect our reputation, our business and our results of operations.

         The DEA, FDA, and various other federal and state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances and the compounding of pharmaceuticals that contain controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, compounding, holding and distribution of controlled substances. Government authorities may from time to time investigate whether we are in compliance with various security and operating standards applicable to the distribution of controlled substances including whether we are adequately detecting and preventing the illegal diversion of controlled substances. We have received, and may in the future receive, requests for information, letters and subpoenas from the DEA, FDA, various United States Attorneys' Offices of the United States Department of Justice, and/or state regulatory agencies related to our distribution of controlled substances, our order monitoring program, which is designed to prevent and detect the illegal diversion of controlled substances, or other matters.

         The FDA and other governmental entities enforce compliance with applicable cGMP requirements and sterile product requirements under applicable state law through periodic risk-based inspections. It is common for FDA Form 483 reports to be provided in connection with inspections of compounding outsourcing facilities, and FDA observations may be further followed by Warning Letters and other enforcement actions as the FDA deems warranted. For example, prior to our acquisition of the business, PharMEDium received a Warning Letter from the FDA in 2014 following the inspection of PharMEDium's Mississippi, New Jersey, Tennessee and Texas outsourcing facilities in 2013. The FDA reinspected these facilities in 2015.

         We generally respond to such subpoenas, requests and letters in a thorough and timely manner. These responses require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas, requests and letters can also lead to the assertion of claims or the commencement of civil, criminal, or regulatory legal proceedings against the Company, as well as to settlements, which can be material.

         The DEA, FDA and other federal and state regulatory authorities have broad enforcement powers, including (i) the ability to suspend our distribution centers' and outsourcing facilities' licenses to distribute and compound pharmaceutical products (including controlled substances), (ii) seize or recall products and (iii) impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. Although we have procedures intended to ensure compliance, there can be no assurance that a regulatory agency or tribunal would conclude that our operations are compliant with applicable laws and regulations, and any non-compliance could lead to litigation and have a material adverse impact on our results of operations. With respect to the FDA Warning Letter issued to PharMEDium in 2014, we cannot be assured that the FDA will be satisfied with the sufficiency or timing of PharMEDium's corrective actions, and, as such, we cannot predict when or if the FDA will consider the matters described in the 2014 Warning Letter or any matters raised during 2015 onsite inspections to have been fully resolved.

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

         Federal insurance and health care reform legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance coverage, including coverage for at least a portion of drug costs through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. While certain provisions of the Affordable Care Act took effect immediately, others will be implemented over time. Given the scope of the changes made by the Affordable Care Act and the ongoing implementation efforts, we cannot predict the impact of every aspect of the new law on our operations.

         The Affordable Care Act changed the formula for Medicaid federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average manufacturer price ("AMP"). While the draft federal upper limit prices and methodology released to date would represent a significant reduction from the federal upper limits currently in place, the impact of the changes cannot be determined until CMS's methodology is finalized, and may also depend upon how the changes are implemented by each state Medicaid program. Any reduction in the Medicaid reimbursement rates to our customers for certain multisource pharmaceuticals may indirectly impact the prices that we can charge our customers for multisource pharmaceuticals and cause corresponding declines in our profitability.

         The Affordable Care Act also amends the Medicaid rebate statute to increase minimum Medicaid rebates paid by pharmaceutical manufacturers and makes other changes expected to result in increased Medicaid rebate payments by pharmaceutical manufacturers, which could indirectly impact our business. CMS issued proposed regulations to implement the Affordable Care Act's provisions regarding Medicaid rebates and Medicaid reimbursement to pharmacies, but the regulations have not been finalized to date. The federal government and state governments could take other actions in the future that impact Medicaid reimbursement and rebate amounts. For example, a number of states have announced plans to use average acquisition cost to reimburse pharmacies for the cost of drugs. CMS also has been conducting a national survey of pharmacies to create a national database of average actual pharmacy acquisition costs, the results of which states may use to determine state-specific pharmaceutical reimbursement rates.

         There can be no assurance that recent or future changes in Medicaid prescription drug reimbursement policies will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement and related reporting requirements could adversely affect our results of operations.

         The Medicare Prescription Drug Improvement and Modernization Act of 2003 significantly expanded Medicare coverage for outpatient prescription drugs through the Medicare Part D program. The Part D program has increased the use of pharmaceuticals in the supply channel, which has had a positive impact on our revenues and profitability. There have been additional legislative and regulatory changes to the Part D program since its enactment. There can be no assurances that recent and future changes to the Part D program will not have an adverse impact on our business.

         The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on health care entities. For instance, under the "sequestration" provision of the Budget Control Act of 2011, a 2% cut is being made to Medicare provider and plan payments, generally effective for services provided on or after April 1, 2013. Any future reductions in Medicare reimbursement rates could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare and/or Medicaid payment or policy changes, if adopted, would not have an adverse effect on our business.

     ABSG's business may be adversely affected in the future by the impact of declining reimbursement rates for pharmaceuticals and other economic factors.

         ABSG sells specialty drugs directly to physicians and community oncology practices and provides a number of services to or through physicians. Drugs that are administered in a physician's office, such as drugs that are infused or injected, are typically covered under Medicare Part B. Declining reimbursement rates for Medicare Part B drugs and other economic factors have caused a number of physician practices, including some of our customers, to move from private practice to hospital settings, where they may purchase their specialty drugs under hospital prime vendor arrangements rather than from specialty distributors like ABSG. Although this trend has slowed down in the past year, it could increase in the future due to various factors, including legislative and regulatory requirements that affect how CMS calculates average sales price for Medicare Part B drugs, as well as the ability of certain hospitals to purchase drugs at significant, statutorily-mandated discounts pursuant to the federal 340B drug discount program. In addition, federal changes in drug reimbursement policy could reduce the rate of reimbursement for drugs covered under Medicare Part B or physician services under Medicare, which could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us, and thereby result in corresponding declines in ABSG's profitability. At this time, we can provide no assurances that future Medicare reimbursement or policy changes, if adopted, would not have an adverse effect on our business.

     Changes to the United States healthcare environment may negatively impact our business and our profitability.

         Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare funding affecting our healthcare provider customer base; consolidation of competitors, suppliers and customers; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding at the state or federal level for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, pharmaceutical compounding, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued government and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce our profitability.

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

         The Company has learned that there are filings in one or more federal district courts, including a qui tam complaint filed by one of our former employees, that are under seal and may involve allegations against the Company (and/or subsidiaries or businesses of the Company, including our group purchasing organization for oncologists and our oncology distribution business) relating to its distribution of certain pharmaceutical products to providers. With regard to any of these filings, our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and damages arising from resultant false claims, if government authorities decide to intervene in any such matters and/or if we are found liable for all or any portion of violations alleged in any such matters.

     Our results of operations and financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect or that are difficult for us to integrate.

         As part of our strategy we have recently completed, and expect to continue to pursue, acquisitions of other companies. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.

         Acquisitions involve numerous risks and uncertainties and may be of businesses in which we lack operational experience. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including: changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities, including litigation risks; the fair value of assets acquired and liabilities assumed not being properly estimated; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.

     Our results of operations and our financial condition may be adversely affected by our global operations.

         Our operations in jurisdictions outside of the United States are subject to various risks inherent in global operations. We currently have operations in over 50 countries worldwide. We may conduct business in additional foreign jurisdictions in the future, which may carry operational risks in addition to the risks of acquisition described above. At any particular time, our global operations may be affected by local changes in laws, regulations, and the political and economic environments, including inflation, recession, currency volatility, and competition. Any of these factors could adversely affect our business, financial position, and results of operations.

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

         Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Certain of our businesses continue to make substantial investments in information systems, and third party service providers are also responsible for managing a significant portion of our information systems. To the extent our information systems are not successfully implemented or fail, our business and results of operations may be adversely affected. Our business and results of operations may also be adversely affected if a third party service provider does not perform satisfactorily, or if the information systems are interrupted or damaged by unforeseen events, including due to the actions of third parties.

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

     Tax legislation or challenges to our tax positions could adversely affect our results of operations and financial condition.

         We are a large corporation with operations in the United States and select global markets. As such, we are subject to tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, various legislative initiatives, such as the repeal of last-in, first-out ("LIFO"), treatment, may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by legislation resulting from these initiatives. We believe that our historical tax positions are consistent with applicable laws, regulations, and existing precedent. In addition, United States federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

     Natural disasters or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be covered by insurance.

         The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the U.S. or in other countries in which we operate or are located could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or outsourcing facilities, temporary or long-term disruption in the supply of products, delay in the delivery of products to our distribution centers and/or disruption of our ability to deliver products to customers. Existing insurance arrangements may not provide protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations.

     Our goodwill or intangible assets may become impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.

         U.S. generally accepted accounting principles ("GAAP") require us to test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates, the loss of a significant customer, or divestiture of a business or asset for below its carrying value. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any such charge could have a material adverse impact on our results of operations.

     The products compounded by our CSP business are administered by our customers to patients intravenously, and failures or errors in production, labeling or packaging could contribute to patient harm or death, which may subject us to significant liabilities and reputational harm.

         The production, labeling and packaging of CSPs is inherently risky. Our CSP business sells CSPs to acute care hospitals, freestanding hospital outpatient departments and ambulatory surgery centers, who then administer the CSPs to patients intravenously or through other injectable routes of administration. There are a number of factors that could result in the injury or death of a patient who receives one of our CSPs, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of our products. In addition, in the ordinary course of business, we may voluntarily retrieve products. Any retrieval or recall, whether voluntary or requested by the FDA or state regulatory authorities, could result in significant costs and negative publicity. Negative publicity, including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and harm our ability to successfully launch new products and services. These problems could also result in enforcement actions by state and federal authorities or other healthcare self-regulatory bodies, or product liability claims or lawsuits, including those brought by individuals or groups seeking to represent a class or establish multidistrict litigation proceedings. Any such action, litigation, recall or reputational harm, even recalls or negative publicity resulting from patient harm or death caused by CSPs prepared by a competitor or a hospital pharmacy, could result in a material adverse effect on our business, results of operations, financial condition and liquidity. Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Because of the increasing cost of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.    PROPERTIES

         As of September 30, 2015, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. In the aggregate, our facilities occupy approximately 11 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2040.

         We lease approximately 185,000 square feet in Chesterbrook, Pennsylvania and 106,000 square feet in Conshohocken, Pennsylvania for our corporate and ABDC headquarters.

         We have 26 full-service ABDC wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 53,000 square feet to 395,000 square feet, with an aggregate of approximately 4.8 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, Colorado, Florida, Hawaii, Kentucky, Minnesota, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas, and Virginia.

         As of September 30, 2015, the Specialty Group's operations were conducted in 17 locations, two of which are owned, comprising approximately 1.2 million square feet. The Specialty Group's largest leased facility consisted of approximately 273,000 square feet. Its headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, Nevada, and Ohio.

         As of September 30, 2015, the Consulting Group's operations were conducted in 6 leased locations, comprising approximately 595,000 square feet. The Consulting Group's operations are primarily located in North Carolina and Maryland.

         As of September 30, 2015, World Courier's office and operating facilities are located in over 50 countries throughout the world. Most of the facilities are leased. Significant owned facilities are located in New York, and internationally in Germany, Japan, Singapore, and South Africa.

         As of September 30, 2015, MWI's operations were conducted in 20 locations, three of which are owned, in the United States and in the United Kingdom, ranging from 30,000 square feet to 225,000 square feet, with an aggregate of approximately 2 million square feet. Leased facilities are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Kansas, Massachusetts, Pennsylvania, Texas, Washington and the United Kingdom. Significant owned facilities are located in Idaho, Texas, and the United Kingdom. Its headquarters are located in Boise, Idaho.

         We consider all of our operating and office properties to be in satisfactory condition.

ITEM 3.    LEGAL PROCEEDINGS

         Legal proceedings in which we are involved are discussed in Note 13 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

         None.

 EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of our executive officers and their ages and positions as of October 31, 2015.

Name	Age	Current Position with the Company
Steven H. Collis	54	President and Chief Executive Officer
June Barry	64	Executive Vice President and Chief Human Resources Officer
John G. Chou	59	Executive Vice President and General Counsel
Gina K. Clark	58	Executive Vice President and Chief Marketing Officer
James F. Cleary, Jr.	52	Executive Vice President and President, MWI Veterinary Supply
Dale Danilewitz	53	Executive Vice President and Chief Information Officer
James D. Frary	43	Executive Vice President and President, AmerisourceBergen Specialty Group
Tim G. Guttman	56	Executive Vice President and Chief Financial Officer
Peyton R. Howell	48	Executive Vice President and President, Global Sourcing & Manufacturer Relations
Lawrence Marsh	55	Executive Vice President of New Market Development and Chief Strategy Officer
Robert Mauch	48	Executive Vice President and President, AmerisourceBergen Drug Corporation
David W. Neu	58	Executive Vice President of Retail Strategy and President, Good Neighbor Pharmacy

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

         Ms. Barry became Executive Vice President and Chief Human Resources Officer in November 2014. Ms. Barry joined the Company in February 2010 as Senior Vice President, Human Resources. Prior to joining the Company, she was the Senior Vice President of Human Resources for TD Bank, N.A., from 2006 to 2010.

         Mr. Chou has been General Counsel of the Company since January 2007 and Executive Vice President of the Company since August 2011. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He has served as Secretary of the Company from February 2006 to May 2012. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 13 years.

         Mr. Cleary became Executive Vice President and President, MWI Veterinary Supply in March 2015. Prior to joining the Company, he was President and Chief Executive Officer of MWI Veterinary Supply, Inc. since June 2002.

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

         Mr. Frary became Executive Vice President, and President, AmerisourceBergen Specialty Group, in November 2014. Mr. Frary was named Senior Vice President and President, AmerisourceBergen Specialty Distribution and Services in April 2010. He was Regional Vice President, East Region, of AmerisourceBergen Drug Corporation from October 2007 to April 2010, and Associate Regional Vice President, East Region, from May 2007 to September 2007. Before joining the Company, Mr. Frary was a Principal in Mercer Management Consulting's Strategy Group.

         Mr. Guttman became Executive Vice President and Chief Financial Officer in November 2014. Mr. Guttman was named Senior Vice President and Chief Financial Officer in May 2012. He served as Acting Chief Financial Officer from February 2012 to May 2012. He was Vice President and Corporate Controller from August 2002 to May 2012. Mr. Guttman has been employed by the Company for 13 years.

         Ms. Howell became Executive Vice President and President, Global Sourcing & Manufacturer Relations, in November 2014. Ms. Howell has been Senior Vice President and President, Global Sourcing and Manufacturer Relations since December 2012. She served as Senior Vice President, Business Development and President of AmerisourceBergen Consulting Services from May 2010 to December 2012. She was President of Consulting Services and Health Policy, AmerisourceBergen Specialty Group from October 2007 to May 2010. She was President of Lash Group and AmerisourceBergen Specialty Group Manufacturer Services from November 1999 to October 2007. Ms. Howell has been employed by the Company or one of its predecessors for 24 years.

         Mr. Marsh became Executive Vice President of New Market Development and Chief Strategy Officer in November 2014. He was Senior Vice President, New Market Development and Chief Strategy Officer from November 2012 to November 2014. Before joining the Company, Mr. Marsh was a Managing Director in Equity Research at Barclays Capital from 2008 to 2012.

         Mr. Mauch became Executive Vice President and President, AmerisourceBergen Drug Corporation, in February 2015. He served as Senior Vice President Chief Operating Officer, AmerisourceBergen Drug Corporation from March 2014 to February 2015. He was Senior Vice President, Operations, AmerisourceBergen Drug Corporation from April 2012 to March 2014. He was Senior Vice President of Sales and Marketing, AmerisourceBergen Drug Corporation from April 2011 to April 2012. He was Senior Vice President, Alternate Care Sales and Marketing, AmerisourceBergen Drug Corporation from May 2010 to April 2011. Mr. Mauch has been employed by the Company or one of its predecessors for 21 years.

         Mr. Neu became Executive Vice President of Retail Strategy and President of Good Neighbor Pharmacy in February 2015. He was Executive Vice President and President, AmerisourceBergen Drug Corporation from November 2014 to February 2015. Mr. Neu was named Senior Vice President and President, AmerisourceBergen Drug Corporation in April 2011. He served as Senior Vice President, Drug Operations for AmerisourceBergen Drug Corporation from February 2010 to April 2011. He was Senior Vice President, Retail for AmerisourceBergen Drug Corporation from 2001 to 2010. Mr. Neu has been employed by the Company or one of its predecessors for 33 years.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2015, there were 2,848 record holders of the Company's common stock. The following table sets forth the high and low closing sale prices of the Company's common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2015
First Quarter	$92.56	$75.02
Second Quarter	$113.89	$89.69
Third Quarter	$115.48	$106.10
Fourth Quarter	$114.95	$94.99
Fiscal Year Ended September 30, 2014
First Quarter	$70.89	$61.19
Second Quarter	$71.38	$64.11
Third Quarter	$73.66	$62.83
Fourth Quarter	$78.33	$72.70

         In November 2013, our board of directors increased the quarterly dividend by 12% from $0.21 to $0.235 per share. In November 2014, our board of directors increased the quarterly dividend by 23% from $0.235 per share to $0.29 per share. In November 2015, our board of directors increased the quarterly dividend by 17% from $0.29 per share to $0.34 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

         Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 30170, College Station, TX 77842; (telephone): Domestic 1-877-296-3711, Domestic TDD 1-800-231-5469, International 1-201-680-6578 or International TDD 1-201-680-6610; and (internet) www.computershare.com.

 ISSUER PURCHASES OF EQUITY SECURITIES

         The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	3,427,147	$77.08	3,427,100	$709,133,791
November 1 to November 30	53,900	$88.71	—	$709,133,791
December 1 to December 31	460	$90.84	—	$709,133,791
January 1 to January 31	—	$—	—	$709,133,791
February 1 to February 28	197,547	$99.23	104,658	$699,076,038
March 1 to March 31	60,305	$102.92	60,305	$692,869,282
April 1 to April 30	1,500,000	$96.00	1,500,000	$1,548,869,282
May 1 to May 31	760,746	$113.96	760,489	$1,462,204,186
June 1 to June 30	2,937,784	$102.51	2,936,996	$1,161,144,642
July 1 to July 31	1,692,200	$106.59	1,692,200	$980,777,710
August 1 to August 31	5,895,907	$100.12	5,895,907	$390,497,111
September 1 to September 30	2,355,852	$101.91	2,355,852	$2,550,403,347

Total	18,881,848	$97.31	18,733,507

(a)
In August 2013, the Company announced a program to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2015, the Company purchased 3.3 million shares for $300.8 million under the program. The Company had $274.5 million remaining under this program as of September 30, 2015.

(b)
In May 2014, the Company announced a special program to purchase up to $650 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2015, the Company purchased 4.3 million shares for $398.0 million to complete its authorization under this program.

(c)
In April 2015, the Company announced a special program to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2015, the Company purchased 10.0 million shares for $1.0 billion to complete its authorization under this program.

(d)
In September 2015, the Company announced a special program to purchase up to $2.4 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2015, the Company purchased 1.2 million shares for $124.1 million under this program. The Company had $2,275.9 million remaining under this program as of September 30, 2015.

(e)
Employees surrendered 148,341 shares during the fiscal year ended September 30, 2015 to meet minimum tax-withholding obligations upon vesting of restricted stock.

 STOCK PERFORMANCE GRAPH

         This graph depicts the Company's five year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2010 to September 30, 2015. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2010. The points on the graph represent fiscal year-end index levels based on the last trading day in each fiscal quarter. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*
$100 invested on September 30, 2010 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 25.

	As of or for the Fiscal Year Ended September 30,
	2015(a)	2014(b)	2013(c)	2012(d)	2011(e)
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$135,961,803	$119,569,127	$87,959,167	$78,080,806	$78,695,659
Gross profit	3,529,313	2,982,366	2,507,819	2,634,686	2,458,977
Operating expenses	3,111,943	2,203,482	1,609,420	1,331,071	1,269,457
Operating income	417,370	778,884	898,399	1,303,615	1,189,520
Interest expense, net	99,001	76,862	73,897	92,569	76,148
(Loss) income from continuing operations	(134,887)	284,030	493,435	761,361	697,495
Net (loss) income	(134,887)	276,484	433,707	718,986	706,624
Earnings per share from continuing operations — diluted	$(0.62)	$1.21	$2.10	$2.96	$2.51
Earnings per share — diluted	$(0.62)	$1.17	$1.84	$2.80	$2.54
Cash dividends declared per common share	$1.16	$0.94	$0.84	$0.52	$0.43
Weighted average common shares outstanding — diluted	217,786	235,405	235,345	256,903	277,717
Balance Sheet Data:
Cash and cash equivalents	$2,167,442	$1,808,513	$1,231,006	$1,066,608	$1,825,990
Accounts receivable, net	8,222,951	6,312,883	6,051,920	3,784,619	3,675,980
Merchandise inventories	9,755,094	8,593,852	6,981,494	5,472,010	5,320,220
Property and equipment, net	979,251	899,582	803,561	743,684	663,623
Total assets	27,736,157	21,532,183	18,918,638	15,442,256	14,983,398
Accounts payable	20,886,439	15,592,834	13,335,792	9,492,589	9,066,768
Long-term debt, including current portion	3,493,048	1,995,632	1,396,606	1,395,931	1,343,101
Stockholders' equity	633,520	1,956,899	2,319,745	2,454,842	2,867,585
Total liabilities and stockholders' equity	$27,736,157	$21,532,183	$18,918,638	$15,442,256	$14,983,398

(a)
Includes $887.5 million of Warrant expense, net of income tax benefit of $25.3 million, $336.2 million of LIFO expense, net of income tax benefit of $206.6 million, $23.5 million of employee severance, litigation and other costs, net of income tax benefit of $14.4 million, a $40.6 million gain from antitrust litigation settlements, net of income tax expense of $24.9 million, and a $30.6 million impairment charge on an equity investment, with no income tax benefit.

(b)
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

(c)
Includes $169.8 million of LIFO expense, net of income tax benefit of $107.2 million, $76.3 million of Warrant expense, net of income tax benefit of $13.7 million, $14.7 million of employee severance, litigation and other costs, net of income tax benefit of $8.8 million and a $14.3 million gain from antitrust litigation settlements, net of income tax expense of $8.6 million.

(d)
Includes $26.5 million of employee severance, litigation and other costs, net of income tax benefit of $17.6 million, a $9.1 million gain from antitrust litigation settlements, net of income tax expense of $5.7 million, and $0.4 million of LIFO expense, net of income tax benefit of $0.3 million.

(e)
Includes $16.6 million of employee severance, litigation and other costs, net of income tax benefit of $7.0 million, an intangible asset impairment charge of $4.1 million, net of income tax benefit of $2.4 million, a $1.3 million gain from antitrust litigation settlements, net of income tax expense of $0.8 million, and $21.7 million of LIFO expense, net of income tax benefit of $13.1 million.

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

    Other

         Other consists of the AmerisourceBergen Consulting Services ("ABCS") operating segment, the World Courier Group, Inc. ("World Courier") operating segment and the MWI Veterinary Supply, Inc. ("MWI") operating segment. The results of operations of these operating segments are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in "Other" for the purpose of our reportable segment presentation.

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

    Recent Developments

         On November 6, 2015, we acquired PharMEDium Healthcare Holdings, Inc. ("PharMEDium"), a privately held leading national provider of outsourced compounded sterile preparations ("CSPs") to acute care hospitals in the United States, for $2.7 billion in cash, which included certain purchase price adjustments. We financed the transaction through a combination of cash and long-term debt. In November 2015, we entered into a $1.0 billion variable rate term loan, which matures in November 2020 and is subject to quarterly principal payments, as defined. PharMEDium is considered a component of ABDC within our Pharmaceutical Distribution reportable segment.

    Executive Summary

         This executive summary provides highlights from the results of operations that follows:

  •
  Revenue increased 13.7% from the prior fiscal year as a result of a full year of generic drug distribution to WBA in fiscal 2015, increased sales of brand and generic products, and the strong growth of ABSG and ABCS. Additionally, the acquisition of MWI contributed to our revenue growth in the current fiscal year;

  •
  Pharmaceutical Distribution gross profit increased 13.3% from the prior fiscal year as the result of our strong revenue growth in brand and generic pharmaceuticals in ABDC and ABSG and the incremental income from ABDC's participation in the global sourcing arrangement with WBAD. Gross profit growth in the current fiscal year was adversely impacted by the renewal of our contract with the Department of Defense ("DOD") at less favorable terms and lower generic price appreciation;

  •
  Total gross profit was impacted by LIFO expense, which was $542.8 million in comparison to $348.1 million in the prior fiscal year. The increase in LIFO expense was primarily due to higher brand inflation and lower generic drug deflation resulting from the generics pricing environment;

  •
  Distribution, selling, and administrative expenses increased 20.8% from the prior fiscal year to support our revenue growth. Additionally, these expenses were greater in the current fiscal year due to the addition of MWI;

  •
  Total operating expenses were impacted by Warrants. Warrant expense was $912.7 million in the current fiscal year compared to $422.7 million in the prior fiscal year. Warrant expense increased significantly from the prior fiscal year primarily due to the increase in our stock price since September 30, 2014;

  •
  Total segment operating income increased by 22.0% compared to the prior fiscal year primarily due to the increase in Pharmaceutical Distribution's gross profit and the addition of MWI; and

  •
  Net loss and diluted loss per share in the current fiscal year were impacted by the significant LIFO and Warrant expense.

    Results of Operations

Year ended September 30, 2015 compared with Year ended September 30, 2014

Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2015	2014	Change
Pharmaceutical Distribution	$131,480,550	$117,383,967	12.0%
Other	4,772,178	2,449,149	94.9%
Intersegment eliminations	(290,925)	(263,989)	10.2%

Revenue	$135,961,803	$119,569,127	13.7%

         Revenue increased by 13.7% from the prior fiscal year. The increase in revenue was primarily due to increased sales to WBA of $7.3 billion from the prior fiscal year. Fiscal 2014 revenue included the gradual phase in of the WBA generics business beginning in January 2014. Excluding the incremental sales to WBA, our revenue increased by 7.6% from the prior fiscal year. See discussion below under "Pharmaceutical Distribution" and "Other" for additional commentary regarding our revenue growth.

         We currently expect our revenue in fiscal 2016 to increase in the range of 8% and 10%. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

    Pharmaceutical Distribution Segment

         The Pharmaceutical Distribution segment grew its revenue by 12.0% from the prior fiscal year. Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. Intrasegment revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC's facilities. Intrasegment revenues were $6.4 billion and $4.2 billion in the fiscal years ended September 30, 2015 and 2014, respectively.

         ABDC's revenue of $113.5 billion increased 11.3% from the prior fiscal year (before intrasegment eliminations). The increase in ABDC's revenue was primarily due to increased sales to WBA of $7.3 billion in the fiscal year ended September 30, 2015 (as noted above); increased sales of products that treat Hepatitis C; and overall market growth.

         ABSG's revenue of $24.4 billion increased 24.3% from the prior fiscal year (before intrasegment eliminations). The increase in ABSG's revenue was due to the continued growth in our blood products, vaccine and physician office distribution businesses, the impact of manufacturer shifts of certain infused oncology products from full line distribution to specialty distribution, and growth in oncology product sales (including an increase in sales to community oncologists). Excluding the impact of the manufacturer shifts of certain infused oncology products from full line distribution to specialty distribution, ABSG revenue grew by 15.2% in the fiscal year ended September 30, 2015.

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

         A number of our contracts with customers or group purchasing organizations ("GPOs") are typically subject to expiration each year. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2015, no significant contracts expired. Over the next twelve months, the two significant contracts scheduled to expire are our contracts with Kaiser Permanente ("Kaiser"), which expires in June 2016, and Express Scripts, which expires in September 2016. Our revenue, results of operations, and cash flows will be negatively impacted if the Kaiser or Express Scripts contracts are not renewed or the terms of the renewed contracts are less favorable than the existing contracts.

    Other

         Revenue in Other increased 94.9% from the prior fiscal year, primarily due to the $1.9 billion revenue contribution from MWI, and an increase in ABCS revenue.

Gross Profit

	Fiscal year ended September 30,
(dollars in thousands)	2015	2014	Change
Pharmaceutical Distribution	$3,141,053	$2,771,190	13.3%
Other	865,574	534,803	61.8%
Gains on antitrust litigation settlements	65,493	24,436
LIFO expense	(542,807)	(348,063)

Gross profit	$3,529,313	$2,982,366	18.3%

         Gross profit increased 18.3%, or $546.9 million, from the prior fiscal year. The increase was due to the increase in Pharmaceutical Distribution gross profit, the increase in the gross profit of Other, and larger gains on antitrust litigation settlements and was offset in part by the $194.7 million increase in LIFO expense from the prior fiscal year. The increase in LIFO expense was primarily due to higher brand inflation and lower generic drug deflation resulting from the generics pricing environment.

         Pharmaceutical Distribution gross profit increased 13.3%, or $369.9 million, from the prior fiscal year. The increase was due to higher brand and generic sales volume largely attributable to WBA (as noted above). Gross profit also increased due to the growth of our specialty distribution businesses and an increase in income resulting from our participation in our global sourcing arrangement with WBAD. Gross profit growth in the current year was adversely impacted by the renewal of our contract with the DOD at less favorable terms and lower generic price appreciation. As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.39% in the current fiscal year increased 3 basis points from the prior fiscal year. The increase from the prior fiscal year was primarily due to the increase in ABDC and ABSG sales volume and incremental income from our participation in our global sourcing arrangement with WBAD.

         Gross profit in Other increased 61.8%, or $330.8 million, from the prior fiscal year. The increase was primarily due to the contribution of our MWI acquisition, and, to a lesser extent, the increase in ABCS and World Courier's revenue. As a percentage of revenue, gross profit margin in Other of 18.14% in the current fiscal year decreased from 21.84% in the prior fiscal year. The decrease was primarily due to the contribution from our MWI acquisition and the increase in ABCS distribution revenue, both of which have a lower gross profit margin in comparison to other businesses within Other.

         We recognized gains of $65.5 million and $24.4 million from antitrust litigation settlements with pharmaceutical manufacturers during the fiscal years ended September 30, 2015 and 2014, respectively. The gains were recorded as reductions to cost of goods sold (see Note 14 of the Notes to Consolidated Financial Statements).

         Our cost of goods sold includes a last-in, first-out ("LIFO") provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. We recorded LIFO expense of $542.8 million and $348.1 million in the fiscal years ended September 30, 2015 and 2014, respectively.

Operating Expenses

	Fiscal year ended September 30,
(dollars in thousands)	2015	2014	Change
Distribution, selling and administrative	$1,918,045	$1,587,261	20.8%
Depreciation and amortization	243,280	185,290	31.3%
Warrants	912,724	422,739
Employee severance, litigation and other	37,894	8,192

Total operating expenses	$3,111,943	$2,203,482	41.2%

         Distribution, selling and administrative expenses increased 20.8%, or $330.8 million, from the prior fiscal year, primarily due to the fiscal 2015 acquisition of MWI. In addition, operating expenses during the current fiscal year were higher to support the increase in our revenue, including the WBA volume, which was not fully phased in during the prior fiscal year. More specifically, expenses related to payroll (including incentive compensation), delivery and information technology were higher in the current fiscal year. As a percentage of revenue, distribution, selling and administrative expenses were 1.41% in the current fiscal year, and represent an increase of 8 basis points in comparison to the prior fiscal year. The increase was primarily due to our acquisition of MWI, which has higher operating expenses as a percentage of revenue in comparison to Pharmaceutical Distribution.

         Depreciation expense increased from the prior fiscal year due to an increase in the amount of capital projects being depreciated. Amortization expense increased from prior fiscal year primarily due to the amortization of newly acquired intangible assets resulting from the MWI acquisition.

         Warrant expense increased significantly from the prior fiscal year primarily due to the increase in our stock price since September 30, 2014. The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with WBA. Warrant expense is largely dependent upon changes in our stock price, therefore, future Warrant expense could fluctuate significantly (refer to "Critical Accounting Policies and Estimates — Warrants" in this report for a more detailed description of the accounting for the Warrants).

         Employee severance, litigation and other for the fiscal year ended September 30, 2015 included $32.6 million of deal-related transaction costs (primarily related to professional fees with respect to the MWI acquisition) and $5.3 million of employee severance and other costs. Employee severance, litigation and other for the fiscal year ended September 30, 2014 included $6.3 million of deal-related transaction costs and $1.9 million of employee severance and other costs.

Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2015	2014	Change
Pharmaceutical Distribution	$1,644,891	$1,405,992	17.0%
Other	254,506	150,617	69.0%

Total segment operating income	1,899,397	1,556,609	22.0%
Gains on antitrust litigation settlements	65,493	24,436
LIFO expense	(542,807)	(348,063)
Acquisition-related intangibles amortization	(54,095)	(23,167)
Warrant expense	(912,724)	(422,739)
Employee severance, litigation and other	(37,894)	(8,192)

Operating income	$417,370	$778,884

         Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; warrant expense and employee severance, litigation and other.

         Pharmaceutical Distribution operating income increased 17.0%, or $238.9 million, from the prior fiscal year due to the increase in gross profit, offset in part by the increase in operating expenses from the prior fiscal year. As a percentage of revenue, Pharmaceutical Distribution operating income margin increased 5 basis points from the prior fiscal year primarily due to the increase in ABDC and ABSG sales volume and incremental income from our participation in the global sourcing arrangement with WBAD, and was offset in part by the DOD contract renewal and a decrease in generic price appreciation.

         Operating income in Other increased 69.0%, or $103.9 million, from the prior fiscal year primarily as a result of the contribution of our fiscal 2015 MWI acquisition.

         Interest expense, interest income, and the respective weighted average interest rates in fiscal 2015 and 2014 were as follows (in thousands):

	2015		2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$101,986	2.88%	$77,703	3.84%
Interest income	(2,985)	0.18%	(841)	0.27%

Interest expense, net	$99,001		$76,862

         Interest expense, net, increased 28.8%, or $22.1 million, from the prior fiscal year due to an increase of $1.4 billion in average borrowings primarily due to the February 2015 issuance of our $500 million 3.25% senior notes, our $500 million 4.25% senior notes, and our variable-rate term loan borrowing to finance a portion of the MWI acquisition. Our average borrowing rate was lower during the current fiscal year primarily as a result of the recent financings, which bear interest at lower rates.

         Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash. We currently expect our interest expense in fiscal 2016 to increase due to a full year of borrowings related to the MWI acquisition and the incremental financing to acquire PharMEDium.

         During fiscal 2015, we recorded an impairment charge of $30.6 million relating to our 19.9% minority ownership interest in a pharmaceutical wholesaler in Brazil. The impairment charge was based on our determination that the decline in the pharmaceutical wholesaler's stock price from the date on which the investment was made to September 30, 2015 was other-than-temporary.

         Income tax expense was $409.0 million in fiscal 2015 compared to $389.4 million in fiscal 2014, and was determined based on our taxable income. As of September 30, 2015, a significant portion of Warrant expense was not tax deductible. As a result, our effective tax rate fluctuated significantly due to changes in the valuation of the Warrants for financial reporting purposes (see Note 18 — Subsequent Events for recent developments regarding the tax treatment of the Warrants).

         Net loss was $134.9 million in the fiscal year ended September 30, 2015. Diluted loss per share of $0.62 in the fiscal year ended September 30, 2015 was driven primarily due to the significant Warrant expense and LIFO expense.

Year ended September 30, 2014 compared with Year ended September 30, 2013

Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2014	2013	Change
Pharmaceutical Distribution	$117,383,967	$86,063,531	36.4%
Other	2,449,149	2,087,968	17.3%
Intersegment eliminations	(263,989)	(192,332)	37.3%

Revenue	$119,569,127	$87,959,167	35.9%

         Revenue of $119.6 billion in fiscal 2014 increased 35.9% from the prior fiscal year. This increase was largely due to the revenue growth of Pharmaceutical Distribution and, to a lesser extent, the revenue growth of Other.

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

         ABDC's revenue of $101.9 billion increased 42.0% from the prior fiscal year (before intrasegment eliminations). The increase in ABDC's revenue was primarily due to increased sales to WBA of $25.0 billion in the fiscal year ended September 30, 2014, and increased sales (including new Hepatitis C drugs) to some of our other larger customers.

         ABSG's revenue of $19.6 billion increased 11.1% from the prior fiscal year (before intrasegment eliminations) primarily due to increased sales of certain specialty products and growth in its blood products, vaccine, and specialty distribution businesses. The specialty distribution business benefited from sales of an ophthalmology drug.

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

         Pharmaceutical Distribution gross profit increased 21.9%, or $498.4 million, from the prior fiscal year. This increase was primarily due to the higher brand and generic sales volume to WBA, brand and generic price appreciation, and the growth of our non-community oncology specialty distribution businesses. Gross profit in fiscal 2014 also benefited from income resulting from our participation in the global sourcing arrangement with WBAD. As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.36% in the fiscal year ended September 30, 2014 decreased 28 basis points from the prior fiscal year. The Pharmaceutical Distribution gross profit margin decline was primarily due to a significant increase in lower margin business with WBA and some of our other larger customers and competitive pressures on customer margins.

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

         We recognized gains of $24.4 million and $22.9 million from antitrust litigation settlements with pharmaceutical manufacturers during the fiscal years ended September 30, 2014 and 2013, respectively. These gains were recorded as reductions to cost of goods sold.

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

         Distribution, selling and administrative expense increased 19.0%, or $253.5 million, from the prior fiscal year, primarily due to the on-boarding of our distribution agreement with WBA. More specifically, expenses related to payroll, information technology, and delivery were higher in the current fiscal year.

         Depreciation expense increased from the prior fiscal year due to an increase in the amount of capital projects being depreciated. Amortization expense was comparable to the prior fiscal year.

         Warrant expense was $422.7 million and $90.1 million in the fiscal years ended September 30, 2014 and 2013, respectively.

         Employee severance, litigation and other for the fiscal year ended September 30, 2014 included $6.3 million of deal-related transaction costs and $1.9 million of employee severance and other costs. Employee severance, litigation and other for the fiscal year ended September 30, 2013 included $23.0 million of deal-related transaction costs (primarily related to professional fees with respect to the WBA transaction) and $0.5 million of employee severance and facility closure costs.

         As a percentage of revenue, operating expenses were 1.84% in fiscal 2014, up 1 basis point from the prior fiscal year. This increase was primarily due to the larger Warrant expense in the current fiscal year, offset, in part, by economies of scale as a result of the increased revenue provided by the Walgreens distribution agreement.

Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2014	2013	Change
Pharmaceutical Distribution	$1,405,992	$1,162,352	21.0%
Other	150,617	128,074	17.6%

Total segment operating income	1,556,609	1,290,426	20.6%
Gains on antitrust litigation settlements	24,436	22,883
LIFO expense	(348,063)	(277,001)
Acquisition-related intangibles amortization	(23,167)	(24,387)
Warrant expense	(422,739)	(90,055)
Employee severance, litigation and other	(8,192)	(23,467)

Operating income	$778,884	$898,399

         Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; warrant expense; and employee severance, litigation and other.

         Pharmaceutical Distribution operating income increased 21.0%, or $243.6 million, from the prior fiscal year due to the increase in gross profit, offset in part by the increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution operating income margin declined 15 basis points from the prior fiscal year due to a significant increase in lower margin business with WBA and some of our other larger customers.

         Operating income in Other increased 17.6%, or $22.5 million, from the prior fiscal year primarily due to the increase in gross profit of World Courier.

         Interest expense, interest income, and their respective weighted average interest rates in fiscal 2014 and 2013 were as follows (in thousands):

	2014		2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$77,703	3.84%	$75,048	4.72%
Interest income	(841)	0.27%	(1,151)	0.33%

Interest expense, net	$76,862		$73,897

         Interest expense, net increased 4.0%, or $3.0 million, from the prior fiscal year due to an increase of $261.3 million in fixed rate average borrowings, due to the May 2014 issuance of our $600 million, 1.15% senior notes and our $500 million, 3.40% senior notes, offset in part by the repayment of our $500 million, 5.875% senior notes in June 2014. In addition, variable rate average borrowings increased $88.1 million to fund seasonal working capital needs and the on-boarding of the WBA business.

         During fiscal 2014, we recorded a $33.0 million loss resulting from the early retirement of our $500 million, 5.875% senior notes due September 2015.

         Income tax expense was in $389.4 million in fiscal 2014 compared to $331.0 million in fiscal 2013.

         Income from continuing operations of $284.0 million decreased 42.4% from the prior fiscal year. Diluted earnings per share from continuing operations of $1.21 decreased 42.4% from $2.10 in the prior fiscal year. The decreases were primarily due to the increases in Warrant and LIFO expenses and the loss on the early retirement of debt.

         Loss from discontinued operations, net of income taxes, for fiscal 2014 and 2013 includes the operating results of AndersonBrecon ("AB") and AmerisourceBergen Canada Corporation ("ABCC"). The loss in the fiscal year ended September 30, 2013 includes a goodwill impairment charge and the loss on the sale of ABCC. This loss is net of a gain on the sale of AB.

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

         In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers' financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal documented reviews of the allowance at least quarterly and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2015, 2014, and 2013 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts and reserve for customer sales returns.

         Bad debt expense for the fiscal years ended September 30, 2015, 2014, and 2013 was $8.1 million, $26.6 million, and $20.1 million, respectively. An increase or decrease of 0.1% in the 2015 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $8.3 million.

  Supplier Reserves

         We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on the judgment of management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2015 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $20.9 million. The ultimate outcome of any outstanding claim may be different from our estimate.

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

  Merchandise Inventories

         Inventories are stated at the lower of cost or market. Cost for approximately 80% and 84% of our inventories at September 30, 2015 and 2014, respectively, has been determined using the last-in, first-out ("LIFO") method. If we had used the first-in, first-out ("FIFO") method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1.4 billion and $881.8 million higher than the amounts reported at September 30, 2015 and 2014, respectively. We recorded a LIFO charge of $542.8 million, $348.1 million, and $277.0 million in fiscal 2015, 2014, and 2013 respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict.

  Equity Investments

         We use the equity method of accounting for our investments in entities in which we have significant influence; generally, this represents an ownership interest of between 20% and 50%. Unrealized losses that are determined to be other-than-temporary impairment losses are recorded as a component of earnings in the period in which that determination is made. We recorded an impairment charge of $30.6 million in fiscal 2015 related to our minority ownership interest in a pharmaceutical wholesaler in Brazil. The impairment charge was based on our determination that the decline in the pharmaceutical wholesaler's stock price from the date on which the investment was made to September 30, 2015 was other-than-temporary. There were no impairment charges on equity investments in fiscal 2014 or 2013.

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

         We utilize a combination of income and market-based approaches to value the reporting units. The income approach to valuation relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. We believe that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While we use the best available information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.

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

         We completed our required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2015, 2014, and 2013, and determined that there were no impairments.

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

  Warrants

         We account for the Warrants issued to subsidiaries of WBA in accordance with the guidance for equity-based payments to non-employees. The various agreements and arrangements with WBA established various performance commitments that they must satisfy during the vesting periods of the Warrants, and if not fulfilled, we have the right to cancel the Warrants. Using a binomial lattice model approach, the fair value of the Warrants was initially measured at the date of issuance, and is being expensed over the three and four year vesting periods as an operating expense. The fair value of the Warrants is re-measured at the end of each quarterly reporting period, and an adjustment is recorded in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date. In total, the Warrants were valued at $1,917.9 million as of September 30, 2015. The valuation of the Warrants considers our common stock price and various assumptions, such as the volatility of our common stock, the expected remaining life of the Warrants, the expected dividend yield, and the risk-free interest rate. As a result, future Warrant expense could fluctuate significantly.

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

         The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on losses from continuing operations before income taxes would have caused income tax expense to change by $2.7 million in fiscal 2015.

    Liquidity and Capital Resources

         The following table illustrates our debt structure at September 30, 2015, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note and the overdraft facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,658	$—
$400,000, 4.875% senior notes due 2019	398,456	—
$500,000, 3.50% senior notes due 2021	499,568	—
$500,000, 3.40% senior notes due 2024	498,777	—
$500,000, 3.25% senior notes due 2025	497,503	—
$500,000, 4.25% senior notes due 2045	499,086	—

Total fixed-rate debt	2,993,048	—

Variable-Rate Debt:
Term loan	500,000	—
Multi-currency revolving credit facility due 2019	—	1,400,000
Receivables securitization facility due 2017	—	950,000
Revolving credit note	—	75,000
Overdraft facility (£20,000)	—	30,256

Total variable-rate debt	500,000	2,455,256

Total debt	$3,493,048	$2,455,256

         Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility, our revolving credit note, and our overdraft facility provide us sufficient sources of capital to fund our working capital requirements and other strategic initiatives. We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. Our cash balances in the fiscal years ended September 30, 2015 and 2014 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs, which were higher in the fiscal year ended September 30, 2014 due to the on-boarding of the WBA business. The greatest amount of intra-period borrowings under our revolving and securitization credit facilities that were outstanding at any one time during the fiscal years ended September 30, 2015 and 2014 was $15.9 million and $1.1 billion, respectively. The $111.1 million and $17.6 billion of cumulative intra-period borrowings under our revolving and securitization credit facilities during the fiscal years ended September 30, 2015 and 2014, respectively, were fully repaid by the end of each fiscal year.

         We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which was scheduled to expire in August 2019, (the "Multi-Currency Revolving Credit Facility") with a syndicate of lenders. In November 2015, we entered into an amendment with the syndicate of lenders to extend the maturity date to November 2020. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR / EURIBOR / Bankers Acceptance Stamping Fee at September 30, 2015). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at September 30, 2015). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, which we are compliant with as of September 30, 2015.

         We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program at September 30, 2015.

         We have a $950 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in December 2017. In November 2015, we extended the maturity date to November 2018. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, which we are compliant with as of September 30, 2015.

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

         We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also has an uncommitted U.K. overdraft facility ("Overdraft Facility"), which allows us to borrow up to £20 million to fund short term normal trading cycle fluctuations related to our MWI business. The Overdraft Facility expires in November 2016.

         In February 2015, we entered into a $1.0 billion term loan credit agreement ("Term Loan"), which matures in 2020. The Term Loan is subject to quarterly principal payments equal to (1) 1.25% of the aggregate principal amount of the Term Loan beginning with the first quarterly principal payment in June 2015 to and including March 2018, and (2) thereafter, 2.50% of the aggregate principal amount of the Term Loan, with the remaining balance of the Term Loan due upon maturity. In fiscal 2015, we elected to make early principal payments totaling $500 million on the Term Loan, $25.0 million of which was scheduled to be paid in fiscal 2015. The payments were applied in direct order to scheduled principal payments, and as a result, our next required principal payment is due upon maturity. The Term Loan will bear interest at a rate equal either to a base rate plus a margin or a LIBOR rate plus a margin. The margin will be based on our public debt ratings and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points at September 30, 2015) and 0 to 25 basis points over a base rate. The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of September 30, 2015.

         We have $600 million of 1.15% senior notes due May 15, 2017 (the "2017 Notes"), $400 million of 4.875% senior notes due November 15, 2019 (the "2019 Notes"), $500 million of 3.50% senior notes due November 15, 2021 (the "2021 Notes"), and $500 million of 3.40% senior notes due May 15, 2024 (the "2024 Notes"). Interest on the 2017 Notes, the 2019 Notes, the 2021 Notes, and the 2024 Notes is payable semiannually in arrears.

         In February 2015, we issued $500 million of 3.25% senior notes due March 1, 2025 (the "2025 Notes") and $500 million of 4.25% senior notes due March 1, 2045 (the "2045 Notes"). The 2025 Notes were sold at 99.47% of the principal amount and have an effective yield of 3.31%. The 2045 Notes were sold at 99.81% of the principal amount and have an effective yield of 4.26%. The interest on the 2025 and 2045 Notes is payable semi-annually in arrears, commencing on September 1, 2015. The 2025 and 2045 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the 2017 Notes, the 2019 Notes, the 2021 Notes, and the 2024 Notes. We used the proceeds from the Term Loan, the 2025 Notes and the 2045 Notes to finance a portion of the $2.6 billion purchase price of MWI.

         In November 2015, we entered into a $1.0 billion term loan credit agreement (the "Term Loan Credit Agreement"), which matures in 2020. The Term Loan Credit Agreement is subject to quarterly principal payments of $25 million on the last business day of each March, June, September and December, commencing in March 2016. The remaining unpaid principal amount of the Term Loan Credit Agreement is due on the maturity date. The Term Loan Credit Agreement will bear interest at a rate equal either to a base rate, plus a margin, or a LIBOR, plus a margin. The margin will be based on our public debt ratings and ranges from 0 basis points to 25 basis points over a base rate, and ranges from 75 basis points to 125 basis points over LIBOR. The Term Loan Credit Agreement contains similar covenants to the Term Loan, with which we are compliant as of September 30, 2015. We used the proceeds from the Term Loan Credit Agreement to repay funding sources used to finance a portion of the cash consideration paid in connection with the acquisition of PharMEDium.

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

         In August 2013, our board of directors approved a program allowing us to purchase up to $750 million in shares of our common stock, subject to market conditions. During the fiscal years ended September 30, 2015 and 2014, we purchased $300.8 million and $174.7 million, respectively, of our common stock under this share repurchase program. As of September 30, 2015, we had $274.5 million of availability remaining on the $750 million repurchase program. We currently expect to reduce purchases of our common stock in fiscal 2016.

         If subsidiaries of WBA exercise their right to purchase our common stock pursuant to the Warrants that we issued to them, the future issuances of shares of our common stock upon exercise of the Warrants will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock. We have taken steps to mitigate the potentially dilutive effect that the exercise of the Warrants could have by hedging a portion of our future obligation to deliver common stock with a financial institution and repurchasing additional shares of our common stock for our own account over time.

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

         Based upon our recent share price, the number of shares of common stock we expect to receive under the Capped Calls at maturity has been reduced. Therefore, we amended certain of the Capped Calls to increase their "cap" price to continue to address the potentially dilutive effect of the Warrants. We paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the Warrants that become exercisable in 2016.

         In May 2014, our board of directors approved a special share repurchase program allowing us to purchase up to $650 million in shares of our common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants and supplements our previously executed warrant hedging strategy. During the fiscal year ended September 30, 2015, we purchased $398.0 million under this program, which excluded $18.0 million of fiscal 2014 purchases that cash settled in October 2014, to complete our authorization under this program.

         In March 2015, we supplemented our hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer call options ("Call Options"). The Call Options give us the right to buy shares of our common stock subject to the Warrants at specified prices between April 2015 and October 2015. In total, we purchased Call Options on six million shares of our common stock for a total premium of $80.0 million. In fiscal 2015, we exercised 4.5 million of the Call Options for $427.5 million, which reduced the availability under our special share repurchase programs.

         In April 2015, our board of directors approved a new special share repurchase program allowing us to repurchase up to $1.0 billion in shares of our common stock, subject to market conditions. In fiscal 2015, we purchased $1.0 billion of our common stock under this program to complete our authorization under this program. In September 2015, our board of directors approved a new special share repurchase program allowing us to repurchase up to $2.4 billion in shares of our common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants as part of our warrant hedging strategy. In fiscal 2015, we purchased $124.1 million of our common stock under this program. As of September 30, 2015, we had $2,275.9 million of availability remaining on this program. Availability under our new special share repurchase program is reduced by share repurchases, if any, of our common stock on the open market under the special program as well as share repurchases related to the Company's exercise of Call Options and/or Capped Calls.

         Based on the closing price of our Common Stock on September 30, 2015, the Capped Calls associated with the Warrants exercisable in 2016 would have covered approximately 56% of the shares subject to the Warrants and the Capped Calls associated with the Warrants exercisable in 2017 would have covered approximately 50% of the shares subject to the Warrants. Adding the shares repurchased through September 30, 2015 under the special share repurchase programs, we would have covered 100% of the Warrants exercisable in 2016 and approximately 89% of the Warrants exercisable in 2017. For every five dollar increase in the price of our Common Stock, the coverage provided by the Capped Calls on each Warrant will decrease by approximately two percent, and for every five dollar decrease in the price of our Common Stock, the coverage provided by the Capped Calls on each Warrant will increase by approximately two percent.

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

         Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at September 30, 2015 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$4,678,017	$104,726	802,552	1,082,739	2,688,000
Operating leases	374,577	74,179	119,888	82,342	98,168
Other commitments	97,659	46,737	46,792	4,130	—

Total	$5,150,253	$225,642	$969,232	$1,169,211	$2,786,168

         We have outsourced to IBM Global Services ("IBM") a significant portion of our corporate and ABDC information technology activities. The remaining commitment under our arrangement, as amended in June 2015, which expires in June 2018, is approximately $77.6 million as of September 30, 2015, of which $38.9 million represents our commitment in fiscal 2016, and is included in "Other commitments" in the above table.

         Our liability for uncertain tax positions was $52.8 million (including interest and penalties) as of September 30, 2015. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

         During fiscal 2015, our operating activities provided $3,920.4 million of cash in comparison to cash provided of $1,463.2 million in the prior fiscal year. Cash provided by operations in fiscal 2015 was principally the result of an increase in accounts payable, accrued expenses, and income taxes of $5,125.9 million and non-cash items of $1,286.1 million, offset, in part, by the loss from continuing operations of $134.9 million, an increase in accounts receivable of $1,478.8 million, and an increase in merchandise inventories of $836.4 million. The non-cash items were comprised primarily of $912.7 million of warrant expense. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. Accounts receivable increased from September 30, 2014, reflecting our increased revenue volume, including additional sales to WBA. We also increased our merchandise inventories at September 30, 2015 to support the increase in business volume.

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

         We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon an annual average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Fiscal year ended September 30,
	2015	2014	2013
Days sales outstanding	20.0	19.8	18.9
Days inventory on-hand	29.5	28.1	26.6
Days payable outstanding	51.9	45.3	44.4

         The increase in days payable outstanding from fiscal 2014 to fiscal 2015 has benefited from the increase in purchases of generic pharmaceuticals, which have longer payment terms than brand-name pharmaceuticals.

         Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Operating cash uses during fiscal 2015 included $91.5 million of interest payments and $299.6 million of income tax payments, net of refunds.

         During fiscal 2014, our operating activities provided $1,463.2 million of cash in comparison to cash provided of $788.1 million in fiscal 2013. Cash provided by operations in fiscal 2014 was principally the result of income from continuing operations of $284.0 million, an increase in accounts payable, accrued expenses and income taxes of $2,317.6 million and non-cash items of $750.9 million, offset, in part, by an increase in accounts receivable of $938.3 million and an increase in merchandise inventories of $956.5 million. Accounts receivable increased from September 30, 2013 as the result of increased volume associated with our new WBA business. We also increased our merchandise inventories at September 30, 2014 to support the increased volume due to the new WBA business. The $2,317.6 million increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

         Capital expenditures in fiscal 2015, 2014, and 2013 were $231.6 million, $264.5 million, and $202.5 million, respectively. Significant capital expenditures in fiscal 2015 included technology initiatives, including costs related to the further development of our primary enterprise resource planning ("ERP") system, costs associated with building our new national distribution center, and expansion of support facilities. Significant capital expenditures in fiscal 2014 included infrastructure and technology-related costs to on-board the incremental WBA distribution volume, costs associated with building our new national distribution center, and other technology initiatives, including costs related to the further development of our primary ERP system. Significant capital expenditures in fiscal 2013 included the purchase of one of our leased distribution facilities, technology initiatives including costs related to the further development of our ERP system, technology-related costs to on-board the incremental WBA distribution volume, and expansion costs related to one of ABDC's facilities.

         We currently expect to spend approximately $400 million for capital expenditures during fiscal 2016. Several of the larger 2016 capital expenditures include building a new distribution center and replacing or upgrading existing distribution centers, and information system investments to support a data center consolidation and a new operating system for one of our business units.

         In fiscal 2014, we invested $117.8 million to acquire a minority ownership interest in a pharmaceutical wholesaler in Brazil and to form a specialty joint venture with the same entity. In May 2013, we divested AB and received $306.5 million of cash, net of a working capital adjustment, and divested ABCC and received $23.5 million of cash.

         Net cash provided by financing activities in fiscal 2015 included $1.0 billion of borrowings under our term loan and $996.4 million of proceeds received related to the February 2015 issuance of our 2025 Notes and 2045 Notes. We used the proceeds from these financing activities to fund a portion of our February 2015 acquisition of MWI, a leading animal health distribution company in the United States and in the United Kingdom for a price of $190.00 per share, or $2.6 billion in total.

         In fiscal 2014, we issued our 2017 Notes and our 2024 Notes for total proceeds of $1.1 billion. These proceeds were used to finance the early retirement of the 2015 Notes, including the payment of premiums and other costs, totaling $531.5 million.

         In fiscal 2015, 2014, and 2013, we paid $1.9 billion, $753.9 million, and $484.2 million, respectively, for purchases of our common stock. In fiscal 2015, 2014, and 2013, we paid $180.0 million, $211.4 million and $157.3 million, respectively, to purchase or amend Capped Calls and Call Options, to hedge the potential dilution associated with the Warrants upon their exercise.

         Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2012	$0.210	$0.130	62%
November 2013	$0.235	$0.210	12%
November 2014	$0.290	$0.235	23%
November 2015	$0.340	$0.290	17%

         We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements and other factors.

    Market Risk

         We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. In fiscal 2015, we used a $1.0 billion variable rate term loan to finance a portion of the MWI acquisition price. In fiscal 2015, we elected to make early principal payments totaling $500 million on the new term loan. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us. There were no such financial instruments in effect at September 30, 2015.

         We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2.2 billion in cash and cash equivalents at September 30, 2015. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

         We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, Canadian Dollar, and the Brazilian Real. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of September 30, 2015, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$50.0 million note that we received in conjunction with the sale of a Canadian business in May 2013.

         Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to subsidiaries of WBA (see Note 8). As of September 30, 2015, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $44 million and a one percent change in volatility, holding other assumptions constant, would have approximately $1 million of an impact on the fair value of the Warrants.

    Cautionary Note Regarding Forward-Looking Statements

         Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: competition; industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; price inflation in branded and generic pharmaceuticals, and price deflation in generics; declining economic conditions in the United States and abroad; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; interest rate and foreign currency exchange rate fluctuations; the disruption of AmerisourceBergen's cash flow and ability to return value to its stockholders in accordance with its past practices; risks associated with the strategic, long-term relationship between Walgreen Boots Alliance, Inc. and AmerisourceBergen, including with respect to the pharmaceutical distribution agreement and/or the global sourcing arrangement; risks associated with the potential impact on AmerisourceBergen's earnings per share resulting from the issuance of the warrants to subsidiaries of Walgreen Boots Alliance, Inc. (the "Warrants"); AmerisourceBergen's inability to fully implement its hedging strategy to mitigate the potentially dilutive effect of the issuance of its common stock in accordance with the Warrants under its special share repurchase program due to its financial performance, the current and future share price of its common stock, its expected cash flows, competing priorities for capital, and overall market conditions; changes in the United States healthcare and regulatory environment; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; increased federal scrutiny and qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation; material adverse resolution of pending legal proceedings; declining reimbursement rates for pharmaceuticals; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of MWI and PharMEDium, or the inability to capture all of the anticipated synergies related thereto; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen's tax positions and/or AmerisourceBergen's tax liabilities or adverse resolution of challenges to AmerisourceBergen's tax positions; natural disasters or other unexpected events that affect AmerisourceBergen's operations; the impairment of goodwill or other intangible assets, resulting in a charge to earnings; errors in the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting AmerisourceBergen's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth elsewhere in this MD&A, in Item 1A (Risk Factors), Item 1 (Business) and elsewhere in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's most significant market risks are the effects of changing interest rates, foreign currency risk, and the changes in the price of the Company's common stock. See discussion on page 42 under the heading "Market Risk," which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

         We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmerisourceBergen Corporation's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated November 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 24, 2015

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,167,442	$1,808,513
Accounts receivable, less allowances for returns and doubtful accounts:
2015 — $899,764; 2014 — $998,383	8,222,951	6,312,883
Merchandise inventories	9,755,094	8,593,852
Prepaid expenses and other	189,001	84,957

Total current assets	20,334,488	16,800,205

Property and equipment, at cost:
Land	39,499	37,538
Buildings and improvements	413,854	359,037
Machinery, equipment and other	1,449,545	1,295,854

Total property and equipment	1,902,898	1,692,429
Less accumulated depreciation	(923,647)	(792,847)

Property and equipment, net	979,251	899,582

Goodwill and other intangible assets	6,123,944	3,481,744
Other assets	298,474	350,652

TOTAL ASSETS	$27,736,157	$21,532,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,886,439	$15,592,834
Accrued expenses and other	679,309	561,863
Deferred income taxes	1,135,017	1,095,463

Total current liabilities	22,700,765	17,250,160

Long-term debt	3,493,048	1,995,632
Deferred income taxes	819,188	241,205
Other liabilities	89,636	88,287
Stockholders' equity:
Common stock, $0.01 par value — authorized, issued and outstanding: 600,000,000 shares, 274,991,824 shares and 206,891,873 shares at September 30, 2015, respectively, and 600,000,000 shares, 271,126,753 shares and 221,908,650 shares at September 30, 2014, respectively	2,750	2,711
Additional paid-in capital	3,736,477	2,749,185
Retained earnings	1,181,623	1,570,429
Accumulated other comprehensive loss	(136,333)	(52,046)
Treasury stock, at cost: 2015 — 68,099,951 shares; 2014 — 49,218,103 shares	(4,150,997)	(2,313,380)

Total stockholders' equity	633,520	1,956,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,736,157	$21,532,183

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2015	2014	2013
	(In thousands, except per share data)
Revenue	$135,961,803	$119,569,127	$87,959,167
Cost of goods sold	132,432,490	116,586,761	85,451,348

Gross profit	3,529,313	2,982,366	2,507,819
Operating expenses:
Distribution, selling and administrative	1,918,045	1,587,261	1,333,712
Depreciation	186,789	159,328	135,047
Amortization	56,491	25,962	27,139
Warrants	912,724	422,739	90,055
Employee severance, litigation and other	37,894	8,192	23,467

Operating income	417,370	778,884	898,399
Other loss (income)	13,598	(4,360)	44
Impairment charge on equity investment	30,622	—	—
Interest expense, net	99,001	76,862	73,897
Loss on early retirement of debt	—	32,954	—

Income from continuing operations before income taxes	274,149	673,428	824,458
Income taxes	409,036	389,398	331,023

(Loss) income from continuing operations	(134,887)	284,030	493,435
Loss from discontinued operations, net of income tax expense of $0 and $9,638 for fiscal 2014 and 2013, respectively	—	(7,546)	(59,728)

Net (loss) income	$(134,887)	$276,484	$433,707

Earnings per share:
Basic earnings per share:
Continuing operations	$(0.62)	$1.25	$2.14
Discontinued operations	—	(0.03)	(0.26)

Total	$(0.62)	$1.22	$1.88

Diluted earnings per share:
Continuing operations	$(0.62)	$1.21	$2.10
Discontinued operations	—	(0.03)	(0.25)
Rounding	—	(0.01)	(0.01)

Total	$(0.62)	$1.17	$1.84

Weighted average common shares outstanding:
Basic	217,786	227,367	231,067
Diluted	217,786	235,405	235,345

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
	2015	2014	2013
	(In thousands)
Net (loss) income	$(134,887)	$276,484	$433,707
Other comprehensive loss:
Net change in foreign currency translation adjustments	(84,142)	(18,544)	(14,181)
Benefit plan funded status adjustments net of tax of $1,055, $1,361, and $7,992, respectively	(4,607)	2,400	11,216
Other	4,462	(419)	139

Total other comprehensive loss	(84,287)	(16,563)	(2,826)

Total comprehensive (loss) income	$(219,174)	$259,921	$430,881

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In thousands, except per share data)
September 30, 2012	$2,625	$2,252,470	$1,270,423	$(32,657)	$(1,038,019)	$2,454,842
Net income			433,707			433,707
Other comprehensive loss				(2,826)		(2,826)
Cash dividends, $0.84 per share			(195,716)			(195,716)
Exercise of stock options	50	114,441				114,491
Excess tax benefit from exercise of stock options		41,222				41,222
Share-based compensation expense		36,751				36,751
Settlement of accelerated stock repurchase agreement		(10,312)				(10,312)
Common stock purchases for employee stock purchase plan		(260)				(260)
Warrant expense		90,055				90,055
Purchases of call options		(163,372)				(163,372)
Purchases of common stock					(473,864)	(473,864)
Employee tax withholdings related to restricted share vesting					(4,973)	(4,973)
Other	3	(3)				—

September 30, 2013	2,678	2,360,992	1,508,414	(35,483)	(1,516,856)	2,319,745
Net income			276,484			276,484
Other comprehensive loss				(16,563)		(16,563)
Cash dividends, $0.94 per share			(214,469)			(214,469)
Exercise of stock options	30	81,535				81,565
Excess tax benefit from exercise of stock options		46,341				46,341
Share-based compensation expense		43,107				43,107
Common stock purchases for employee stock purchase plan		(206)				(206)
Warrant expense		422,739				422,739
Purchases of call options		(205,320)				(205,320)
Purchases of common stock					(789,927)	(789,927)
Employee tax withholdings related to restricted share vesting					(6,597)	(6,597)
Other	3	(3)				—

September 30, 2014	2,711	2,749,185	1,570,429	(52,046)	(2,313,380)	1,956,899
Net loss			(134,887)			(134,887)
Other comprehensive loss				(84,287)		(84,287)
Cash dividends, $1.16 per share			(253,919)			(253,919)
Exercise of stock options	36	105,839				105,875
Excess tax benefit from exercise of stock options		88,116				88,116
Share-based compensation expense		60,944				60,944
Common stock purchases for employee stock purchase plan		(328)				(328)
Warrant expense		912,724				912,724
Purchases of call options		(180,000)				(180,000)
Purchases of common stock					(1,823,106)	(1,823,106)
Employee tax withholdings related to restricted share vesting					(14,511)	(14,511)
Other	3	(3)				—

September 30, 2015	$2,750	$3,736,477	$1,181,623	$(136,333)	$(4,150,997)	$633,520

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2015	2014	2013
	(In thousands)
OPERATING ACTIVITIES
Net (loss) income	$(134,887)	$276,484	$433,707
Loss from discontinued operations	—	7,546	59,728

(Loss) income from continuing operations	(134,887)	284,030	493,435
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	187,935	162,089	138,690
Amortization, including amounts charged to interest expense	61,665	30,644	32,103
Provision for doubtful accounts	8,119	26,634	20,118
Provision for deferred income taxes	22,733	39,312	25,573
Warrant expense	912,724	422,739	90,055
Share-based compensation	60,944	43,107	36,275
Loss on sale of business	12,953	—	—
Impairment charge on equity investment	30,622	—	—
Loss on early retirement of debt	—	32,954	—
Other	(11,604)	(6,539)	3,727
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,478,793)	(938,286)	(2,312,518)
Merchandise inventories	(836,382)	(956,506)	(1,486,572)
Prepaid expenses and other assets	(37,131)	21,107	(169,745)
Accounts payable, accrued expenses, and income taxes	5,125,914	2,317,589	3,818,288
Other liabilities	(4,433)	(8,175)	12,559

Net cash provided by operating activities-continuing operations	3,920,379	1,470,699	701,988
Net cash (used in) provided by operating activities-discontinued operations	—	(7,546)	86,137

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,920,379	1,463,153	788,125

INVESTING ACTIVITIES
Capital expenditures	(231,585)	(264,457)	(202,450)
Cost of acquired companies, net of cash acquired	(2,633,412)	(9,103)	—
Cost of equity investments	—	(117,794)	—
Proceeds from sales of businesses	17,163	—	329,980
Purchases of investment securities available-for-sale	(86,214)	—	—
Other	2,883	7,199	1,402

Net cash (used in) provided by investing activities-continuing operations	(2,931,165)	(384,155)	128,932
Net cash used in investing activities-discontinued operations	—	—	(11,672)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,931,165)	(384,155)	117,260

FINANCING ACTIVITIES
Long-term debt borrowings	1,996,390	1,097,927	—
Long-term debt repayments	(500,000)	(531,525)	—
Borrowings under revolving and securitization credit facilities	111,100	17,584,500	2,330,000
Repayments under revolving and securitization credit facilities	(111,100)	(17,584,500)	(2,330,000)
Purchases of common stock	(1,859,106)	(753,926)	(484,176)
Exercises of stock options, including excess tax benefits of $88,116, $46,341, and $41,222, in fiscal 2015, 2014, and 2013, respectively	193,991	127,906	155,713
Cash dividends on common stock	(253,919)	(214,469)	(195,716)
Purchases of call options	(180,000)	(211,397)	(157,295)
Debt issuance costs and other	(27,641)	(16,007)	(8,975)

Net cash used in financing activities-continuing operations	(630,285)	(501,491)	(690,449)
Net cash used in financing activities-discontinued operations	—	—	(50,538)

NET CASH USED IN FINANCING ACTIVITIES	(630,285)	(501,491)	(740,987)

INCREASE IN CASH AND CASH EQUIVALENTS	358,929	577,507	164,398
Cash and cash equivalents at beginning of year	1,808,513	1,231,006	1,066,608

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,167,442	$1,808,513	$1,231,006

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

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

         In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 — Revenue Recognition, and most industry-specific guidance throughout the Codification. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard's core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the Financial Accounting Standards Board deferred the effective date of ASU 2014-09 by one year. Entities are permitted to adopt the standard as early as the original public entity effective date, and either full or modified retrospective application is required. The Company has not yet selected an adoption date or a transition method and is currently evaluating the impact of adopting this new accounting guidance.

         In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 is the result of the Financial Accounting Standards Board's simplification initiative intended to improve U.S. GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information. ASU 2015-03 specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated condensed balance sheets. ASU 2015-03 will have no effect on the Company's results of operations or liquidity.

         As of September 30, 2015, there are no other recently issued accounting standards that will have a material impact on the Company's financial position or results of operation upon their adoption.

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

    Concentrations of Credit Risk and Allowance for Doubtful Accounts

         The Company sells its merchandise inventories to a large number of customers in the healthcare industry that include institutional and retail healthcare providers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies, pharmacy departments of supermarkets and mass merchandisers, and veterinarians. The financial condition of the Company's customers can be affected by changes in government reimbursement policies as well as by other economic pressures in the healthcare industry.

         The Company's trade accounts receivable are exposed to credit risk. The Company's largest customer in fiscal 2015, Walgreens Boots Alliance, Inc. ("WBA"), accounted for 30% of revenue and represented approximately 40% of accounts receivable, net as of September 30, 2015. Express Scripts, Inc., the Company's second largest customer in fiscal 2015, accounted for 16% of revenue and represented approximately 10% of accounts receivable, net as of September 30, 2015. The Company generally does not require collateral for trade receivables. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers' financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company's allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2015, 2014, and 2013 and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries and other adjustments.

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

    Contingencies

         Loss Contingencies:  In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also performs an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, the Company provides disclosure of the loss contingency in the footnotes to its financial statements. The Company reviews all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made (see Note 13).

         Gain Contingencies:  The Company records gain contingencies when they are realized. Gains from antitrust litigation settlements are realized upon the receipt of cash and recorded as a reduction to cost of goods sold because they represent a recovery of amounts historically paid to manufacturers to originally acquire the pharmaceuticals that were the subject of the antitrust litigation settlements (see Note 14).

    Derivative Financial Instruments

         The Company records all derivative financial instruments on the balance sheet at fair value and complies with established criteria for designation and effectiveness of hedging relationships. The Company's policy prohibits it from entering into derivative financial instruments for speculative or trading purposes.

         The Company had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$46.9 million note outstanding as of September 30, 2015.

    Equity Method Investments

         The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50% (see Note 3). Declines in value that are determined to be other-than-temporary are recorded as impairment charges as a component of earnings in the period in which that determination is made.

         The Company recorded an impairment charge of $30.6 million in fiscal 2015 related to its minority interest in a pharmaceutical wholesaler in Brazil. The impairment charge was based on the determination by the Company that the decline in the pharmaceutical wholesaler's stock price from the date on which the investment was made to September 30, 2015 was other-than-temporary. There were no impairment charges on equity investments in fiscal 2014 or 2013.

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

         The Company completed its required annual impairment tests relating to goodwill and other intangible assets in the fiscal years ended September 30, 2015, 2014, and 2013, and, as a result, determined that there were no impairments.

         Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

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

    Investment Securities Available-For-Sale

         All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company's marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument's underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company's marketable debt is carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income in shareholders' equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method. As of September 30, 2015, the fair value of the Company's investment securities available-for-sale was $86.2 million, $50.8 million of which was within Prepaid Expenses and Other and $35.4 million of which was within Other Assets on the Company's consolidated balance sheets. The Company did not have any investment securities available-for-sale as of September 30, 2014.

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

    Merchandise Inventories

         Inventories are stated at the lower of cost or market. Cost for approximately 80% and 84% of the Company's inventories at September 30, 2015 and 2014, respectively, has been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,424.6 million and $881.8 million higher than the amounts reported at September 30, 2015 and 2014, respectively. The Company recorded LIFO expense of $542.8 million, $348.1 million, and $277.0 million in fiscal 2015, 2014, and 2013, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturing pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.

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

         The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2015 and 2014, the Company's accrual for estimated customer sales returns was $841.3 million and $932.6 million, respectively.

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

    Share-Based Compensation

         The Company accounts for the compensation cost of all share-based payments at fair value and reports the related expense within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow ($88.1 million, $46.3 million, and $41.2 million for the fiscal years ended September 30, 2015, 2014, and 2013, respectively). The fair value of performance stock units is determined by the grant date market price of the Company's Common Stock and the compensation expense associated with nonvested performance stock units is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued.

    Shipping and Handling Costs

         Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $419.2 million, $348.3 million and $267.3 million for the fiscal years ended September 30, 2015, 2014, and 2013, respectively, are included in distribution, selling and administrative expenses.

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

    Warrants

         The Company accounts for the warrants issued to subsidiaries of WBA (collectively, the "Warrants") in accordance with the guidance for equity-based payments to non-employees. The various agreements and arrangements with WBA established various performance commitments that they must satisfy during the vesting periods of the Warrants, and if not fulfilled, the Company has the right to cancel the Warrants. Using a binomial lattice model approach, the fair value of the Warrants was initially measured at the date of issuance, and is being expensed over the three and four year vesting periods as an operating expense. The fair value of the Warrants are re-measured at the end of each quarterly reporting period, and an adjustment is recorded in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date. In total, the Warrants were valued at $1,917.9 million as of September 30, 2015. The valuation of the Warrants considers the Company's Common Stock price and various assumptions, such as the volatility of the Company's Common Stock, the expected remaining life of the Warrants, the expected dividend yield, and the risk-free interest rate. As a result, future Warrant expense could fluctuate significantly (see Note 8).

Note 2. Acquisition

         On February 24, 2015, the Company acquired MWI Veterinary Supply, Inc. ("MWI") for a purchase price of $2.6 billion. MWI is a leading animal health distribution company in the United States and in the United Kingdom. MWI's annual revenues are estimated to be approximately $3.0 billion. For reportable segment presentation, MWI's operating results are included within Other.

         The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $1.2 billion, which was allocated to goodwill. The fair value of accounts receivable, inventory, and accounts payable acquired was $346.9 million, $440.0 million and $327.1 million, respectively. The fair value of the intangible assets acquired totaled $1.5 billion and consisted of customer relationships of $1.1 billion, trade name of $344.0 million, and software technology of $11.0 million. The Company established a deferred tax liability of $570.7 million primarily in connection with the intangible assets acquired. The Company is amortizing the fair values of the acquired customer relationships and software technology over the remaining useful lives of 20 years and 8 years, respectively. The trade name has been determined to have an indefinite life. Goodwill and intangibles resulting from the acquisition are not deductible for income tax purposes.

Note 3. Equity Method Investments

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

         The Company accounts for its interest in both Profarma and the specialty joint venture as equity method investments, which are reported in the Other Assets line item on the consolidated balance sheet.

         In fiscal 2015, the Company recorded an impairment charge of $30.6 million relating to its 19.9% minority ownership interest in Profarma. The impairment charge was based on the determination by the Company that the decline in Profarma's stock price from the date on which the investment was made to September 30, 2015 was other-than-temporary.

         As of September 30, 2015, the carrying value of the Company's equity method investments in Brazil was $30.5 million after adjusting for changes in exchange rates and earnings.

Note 4. Discontinued Operations

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

	Fiscal Year Ended September 30,
(in thousands)	2015	2014	2013
Revenue	$—	$—	$1,181,231
Loss before income taxes	$—	$(7,546)	$(50,090)

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

Note 5. Income Taxes

         The following illustrates domestic and foreign income from continuing operations before income taxes (in thousands):

	Fiscal year ended September 30,
	2015	2014	2013
Domestic	$60,730	$591,909	$793,137
Foreign	213,419	81,519	31,321

Total	$274,149	$673,428	$824,458

         The income tax provision is as follows (in thousands):

	Fiscal Year Ended September 30,
	2015	2014	2013
Current provision:
Federal	$310,847	$297,052	$259,457
State and local	46,240	37,301	37,602
Foreign	29,216	15,733	8,391

	386,303	350,086	305,450

Deferred provision:
Federal	2,923	16,576	29,189
State and local	18,468	22,842	(3,375)
Foreign	1,342	(106)	(241)

	22,733	39,312	25,573

Provision for income taxes	$409,036	$389,398	$331,023

         A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended September 30,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	10.2	4.1	3.0
Foreign	(20.0)	(1.9)	(0.3)
Warrants	107.7	18.4	2.3
Valuation allowance	9.1	1.7	—
Other	7.2	0.5	0.2

Effective income tax rate	149.2%	57.8%	40.2%

         In March 2013, the Company issued Warrants in connection with various agreements and arrangements with WBA. See Note 8 for further details. As of the date of issuance, the Warrants were valued at $242.4 million, which approximates the amount deductible for tax purposes. The fair value of the Warrants as of September 30, 2015 was $1,917.9 million. The excess of the fair value as of September 30, 2015 over the initial value of $242.4 million is not tax deductible (see Note 18 — Subsequent Events). As a result, the Company's effective income tax rate in the fiscal years ended September 30, 2015 and 2014 is higher than its historic rate. This increase in the income tax rate is reflected in Warrants in the above effective income tax rate reconciliation.

         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2015	2014
Merchandise inventories	$1,207,356	$1,146,695
Property and equipment	116,537	111,525
Goodwill and other intangible assets	865,316	273,147
Other	1,107	988

Gross deferred tax liabilities	2,190,316	1,532,355

Net operating loss and tax credit carryforwards	(73,691)	(59,404)
Capital loss carryforwards	(65,811)	(61,886)
Allowance for doubtful accounts	(30,549)	(33,915)
Accrued expenses	(24,248)	(23,857)
Employee and retiree benefits	(6,165)	(6,534)
Stock options	(41,233)	(35,845)
Warrants	(59,917)	(25,426)
Other	(66,582)	(54,213)

Gross deferred tax assets	(368,196)	(301,080)
Valuation allowance for deferred tax assets	132,085	105,393

Deferred tax assets, net of valuation allowance	(236,111)	(195,687)

Net deferred tax liabilities	$1,954,205	$1,336,668

         The following tax carryforward information is presented as of September 30, 2015. The Company had $6.2 million of potential tax benefits from federal net operating loss carryforwards expiring in 3 to 16 years, $75.9 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years and $15.4 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. Included in the state net operating loss carryforwards is $13.2 million of potential tax benefits that if realized would be an increase to additional paid-in-capital. The Company had $65.8 million of potential tax benefits from capital loss carryforwards expiring in 1 to 5 years. The Company had $5.8 million of foreign tax credit carryforwards expiring in 3 to 9 years. The Company had $2.2 million of state tax credit carryforwards and $2.1 million in alternative minimum tax credit carryforwards.

         In fiscal 2015, the Company increased the valuation allowance on deferred tax assets by $26.7 million primarily due to the addition of certain state net operating loss carryforwards. In fiscal 2014, the Company decreased the valuation allowance on deferred tax assets by $222.2 million primarily due to the expiration of capital loss carryforwards.

         In fiscal 2015, 2014, and 2013, tax benefits of $88.1 million, $46.3 million, and $41.2 million, respectively, related to the exercise of employee stock options and lapse of restricted shares, were recorded as additional paid-in capital.

         Income tax payments, net of refunds, were $299.6 million, $197.0 million and $313.7 million in the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2011.

         As of September 30, 2015 and 2014, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $52.8 million and $50.6 million, respectively, ($37.2 million and $35.8 million, net of federal benefit, respectively). If recognized, these tax benefits would reduce income tax expense and the effective tax rate. As of September 30, 2015 and 2014, included in these amounts are $8.1 million and $7.7 million of interest and penalties, respectively, which the Company records in income tax expense.

         A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, in fiscal 2015, 2014, and 2013 is as follows (in thousands):

Balance at September 30, 2012	$36,990
Additions of tax positions of the current year	5,272
Additions of tax positions of the prior years	2,825
Additions of tax positions due to acquisitions	2,500
Settlements with taxing authorities	(519)
Expiration of statutes of limitations	(801)

Balance at September 30, 2013	46,267
Additions of tax positions of the current year	6,127
Additions of tax positions of the prior years	1,249
Reductions of tax positions of the prior years	(4,167)
Settlements with taxing authorities	(4,788)
Expiration of statutes of limitations	(1,780)

Balance at September 30, 2014	42,908
Additions of tax positions of the current year	3,616
Reductions of tax positions of the prior years	(871)
Settlements with taxing authorities	(33)
Expiration of statutes of limitations	(898)

Balance at September 30, 2015	$44,722

         During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $9.5 million.

         Cumulative undistributed earnings of international subsidiaries were $412.7 million at September 30, 2015. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company's international operations. It is not practicable to estimate the amount of U.S. tax that would result upon the eventual repatriation of such earnings.

Note 6. Goodwill and Other Intangible Assets

         Following is a summary of the changes in the carrying value of goodwill for the fiscal years ended September 30, 2015 and 2014 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2013	$2,400,926	$544,044	$2,944,970
Goodwill recognized in connection with acquisitions	—	5,665	5,665
Foreign currency translation	—	(2,133)	(2,133)

Goodwill at September 30, 2014	2,400,926	547,576	2,948,502
Goodwill recognized in connection with acquisitions	21,485	1,171,199	1,192,684
Goodwill disposed in connection with divestitures	(3,605)	(2,626)	(6,231)
Foreign currency translation	—	(4,130)	(4,130)

Goodwill at September 30, 2015	$2,418,806	$1,712,019	$4,130,825

         Following is a summary of other intangible assets (in thousands):

	September 30, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles — trade names	$684,966	$—	$684,966	$343,707	$—	$343,707
Finite-lived intangibles:
Customer relationships	1,421,230	(146,227)	1,275,003	268,208	(98,412)	169,796
Other	81,241	(48,091)	33,150	71,114	(51,375)	19,739

Total other intangible assets	$2,187,437	$(194,318)	$1,993,119	$683,029	$(149,787)	$533,242

         Amortization expense for other intangible assets was $56.5 million, $26.0 million, and $27.1 million in the fiscal years ended September 30, 2015, 2014, and 2013, respectively. Amortization expense for other intangible assets is estimated to be $82.1 million in fiscal 2016, $79.0 million in fiscal 2017, $76.6 million in fiscal 2018, $74.9 million in fiscal 2019, $72.6 million in 2020 and $923.0 million thereafter.

Note 7. Debt

         Debt consisted of the following:

	September 30,
	2015	2014
	(Dollars in thousands)
Multi-currency revolving credit facility due 2019	$—	$—
Receivables securitization facility due 2017	—	—
Revolving credit note	—	—
Overdraft facility	—	—
Term loan	500,000	—
$600,000, 1.15% senior notes due 2017	599,658	599,379
$400,000, 4.875% senior notes due 2019	398,456	398,122
$500,000, 3.50% senior notes due 2021	499,568	499,497
$500,000, 3.40% senior notes due 2024	498,777	498,634
$500,000, 3.25% senior notes due 2025	497,503	—
$500,000, 4.25% senior notes due 2045	499,086	—

Total debt	$3,493,048	$1,995,632

    Multi-Currency Revolving Credit Facility

         The Company has a $1.4 billion multi-currency senior unsecured credit facility, which was scheduled to expire in August 2019 (the "Multi-Currency Revolving Credit Facility"), with a syndicate of lenders. In November 2015, the Company entered into an amendment with the syndicate of lenders to extend the maturity date to November 2020. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company's debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (90 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2015). Additionally, interest on borrowings denominated in Canadian dollars may accrue at the greater of the Canadian prime rate or the CDOR rate. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (10 basis points at September 30, 2015). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which the Company was compliant as of September 30, 2015.

    Receivables Securitization Facility

         The Company has a $950 million receivables securitization facility (the "Receivables Securitization Facility"), which was scheduled to expire in December 2017. In November 2015, the Company extended the maturity date to November 2018. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.

         In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2015.

    Commercial Paper Program

         The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program at September 30, 2015.

    Revolving Credit Note and Overdraft Facility

         The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note (the "Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has an uncommitted U.K. overdraft facility ("Overdraft Facility"), which allows it to borrow up to £20 million to fund short term normal trading cycle fluctuations related to its MWI business. The Overdraft Facility expires in November 2016.

    Term Loan

         In February 2015, the Company entered into a $1.0 billion term loan credit agreement (the "Term Loan"), which matures in 2020. The Term Loan is subject to quarterly principal payments equal to (1) 1.25% of the aggregate principal amount of the Term Loan beginning with the first quarterly principal payment in June 2015 to and including March 2018, and (2) thereafter, 2.50% of the aggregate principal amount of the Term Loan, with the remaining balance of the Term Loan due upon maturity. In fiscal 2015, the Company elected to make early principal payments totaling $500 million on the Term Loan, $25.0 million of which was scheduled to be paid in fiscal 2015. The payments were applied in direct order to scheduled principal payments, and as a result, the Company's next required principal payment is due upon maturity. The Term Loan will bear interest at a rate equal either to a base rate plus a margin or a LIBOR rate plus a margin. The margin will be based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points at September 30, 2015) and 0 to 25 basis points over a base rate. The Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2015.

    Senior Notes

         In February 2015, the Company issued $500 million of 3.25% senior notes due March 1, 2025 (the "2025 Notes") and $500 million of 4.25% senior notes due March 1, 2045 (the "2045 Notes"). The 2025 Notes were sold at 99.47% of the principal amount and have an effective yield of 3.31%. The 2045 Notes were sold at 99.81% of the principal amount and have an effective yield of 4.26%. The interest on the 2025 and 2045 Notes is payable semi-annually in arrears, commencing on September 1, 2015. The 2025 and 2045 Notes rank pari passu to the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, the $600 million 1.15% senior notes due in 2017, the $400 million 4.875% senior notes due in 2019, the $500 million 3.50% senior notes due in 2021, and the $500 million 3.40% senior notes due in 2024.

         The Company used the proceeds from the Term Loan, the 2025 Notes and the 2045 Notes to finance a portion of the $2.6 billion purchase price of MWI.

         In May 2014, the Company issued $600 million of 1.15% senior notes due May 15, 2017 (the "2017 Notes") and $500 million of 3.40% senior notes due May 15, 2024 (the "2024 Notes"). The 2017 Notes were sold at 99.892% of the principal amount and have an effective yield of 1.187%. The 2024 Notes were sold at 99.715% of the principal amount and have an effective yield of 3.434%. Interest on the 2017 Notes and 2024 Notes is payable semiannually in arrears.

         The Company used a portion of the net proceeds from the 2017 Notes and the 2024 Notes to finance the early retirement of the $500 million, 5.875% senior notes due 2015 (the "2015 Notes"), including the payment of $31.5 million of premiums and other costs. The Company used the remaining amount for general corporate purposes, including the repurchases of shares of its common stock under its special share repurchase program.

         The Company has $400 million of 4.875% senior notes due November 15, 2019 (the "2019 Notes") and $500 million of 3.50% senior notes due November 15, 2021 (the "2021 Notes"). The 2019 Notes, and 2021 Notes were sold at 99.2% and 99.858% of the principal amount, respectively, and have effective interest yields of 4.98% and 3.52% respectively. Interest on the 2019 and 2021 Notes is payable semiannually in arrears. The 2017 Notes, 2019 Notes, 2021 Notes, 2024 Notes, 2025 Notes, and 2045 Notes are collectively referred to as the "Notes." Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes.

         The indentures governing the Notes contain restrictions and covenants which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test, with which the Company was compliant as of September 30, 2015.

    Other Information

         Scheduled future principal payments of long-term debt are $600 million in fiscal 2017, $900 million in fiscal 2019, and $2.0 billion in fiscal 2021 and thereafter.

         Interest paid on the above indebtedness during the fiscal years ended September 30, 2015, 2014, and 2013 was $91.5 million, $62.9 million, and $68.5 million, respectively.

         Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $5.2 million, $3.9 million, and $4.2 million, for the fiscal years ended September 30, 2015, 2014, and 2013, respectively.

Note 8. Stockholders' Equity and Earnings per Share

         The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").

         The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2015.

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

         The following table illustrates the components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2015 and 2014 (in thousands):

	September 30,
	2015	2014
Pension and postretirement adjustments (See Note 9)	$(36,819)	$(32,212)
Foreign currency translation	(99,393)	(19,388)
Other	(121)	(446)

Total accumulated other comprehensive loss	$(136,333)	$(52,046)

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

         In November 2012, the Company's board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. Subsequently, in November 2012, the Company entered into an ASR transaction with a financial institution and paid $250 million for a delivery of 6.2 million shares. The initial payment of $250 million funded stock purchases of $248.5 million, $1.3 million of previously declared dividends that were scheduled to be paid in December 2012, and $0.2 million in other fees. The amount ultimately paid was based on the volume-weighted average price of the Company's Common Stock during the term of the ASR. The ASR transaction was settled in December 2012, at which time the Company paid the financial institution a cash settlement of $10.3 million. The Company applied 1.7 million shares for $71.2 million to the May 2012 share repurchase program, which completed its authorization under that program. The Company applied the remaining 4.5 million shares from the November 2012 ASR for $187.6 million to the November 2012 share repurchase program. In addition to the ASR transaction, during the fiscal year ended September 30, 2013, the Company purchased 3.6 million shares of its Common Stock for a total of $199.4 million. During the fiscal year ended September 30, 2014, the Company purchased 5.5 million shares of its Common Stock for a total of $363.0 million to complete its authorization under this program.

         In August 2013, the Company's board of directors authorized the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2014, the Company purchased 2.4 million shares of its Common Stock for a total of $174.7 million under this program, which included $18.0 million fiscal 2014 purchases that cash settled in October 2014. During the fiscal year ended September 30, 2015, the Company purchased 3.3 million shares of its Common Stock for a total of $300.8 million under this program. The Company had $274.5 million of availability remaining under this share repurchase program as of September 30, 2015.

         In March 2013, the Company and WBA entered into various agreements and arrangements pursuant to which subsidiaries of WBA were granted the right to purchase a minority equity position in the Company, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of the Company's Common Stock (approximately 7% of the Company's Common Stock, on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants, as defined below) in open market transactions. In connection with these arrangements, Walgreens Pharmacy Strategies, LLC, a wholly owned subsidiary of WBA, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company's Common Stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of the Company's Common Stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 and Alliance Boots Luxembourg S.à.r.l., a wholly owned subsidiary of WBA, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company's common Stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of the Company's Common Stock at an exercise price of $52.50 per share exercisable during a six-month period beginning March 2017 (collectively, the "Warrants").

         The Company valued these Warrants as of March 18, 2013 (date of issuance) and revised the valuation each subsequent quarter. As of September 30, 2015, the Warrants with an exercise price of $51.50 were valued at $43.03 per share and the Warrants with an exercise price of $52.50 were valued at $41.47 per share. In total, the Warrants were valued at $1,917.9 million as of September 30, 2015.

         The Company has taken steps to mitigate the potentially dilutive effect that exercise of the Warrants could have by hedging a portion of its future obligation to deliver Common Stock with a financial institution and repurchasing additional shares of its Common Stock for the Company's own account over time. In June 2013, the Company commenced its hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer capped call transactions ("Capped Calls"). The Capped Calls give the Company the right to buy shares of its Common Stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017 and were initially intended to cover approximately 60% of the shares subject to the Warrants at the time the Company entered into the transactions. If the Warrants are exercised, the Company will use a majority of the proceeds to repurchase its shares under the Capped Calls. The Capped Calls are subject to a "cap" price. If the Company's share price exceeds the "cap" price in the Capped Calls at the time the Warrants are exercised, the number of shares that will be delivered to the Company under the Capped Calls will be reduced, and accordingly, will cover less than 60% of the shares of Common Stock subject to the Warrants. This hedge transaction was completed in January 2014, and included the purchase of Capped Calls on a total of 27.2 million shares of the Company's common stock for a total premium of $368.7 million.

         Based upon the Company's recent share price, the number of shares of common stock the Company expects to receive under the Capped Calls at maturity has been reduced. Therefore, the Company amended certain of the Capped Calls to increase their "cap" price to continue to address the potentially dilutive effect of the Warrants. The Company paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the warrants that become exercisable in 2016. The Capped Calls permit the Company to acquire shares of its common stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017. The Capped Calls permit net share settlement, which is limited by caps on the market price of the Company's common stock. The Company has accounted for the Capped Calls as equity contracts and therefore, the above premiums were recorded as a reduction to paid-in capital.

         In May 2014, the Company's board of directors authorized a special program allowing the Company to purchase up to $650 million of its outstanding shares of Common Stock, subject to market conditions, as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplements the Company's previously executed warrant hedging strategy. During the fiscal year ended September 30, 2014, the Company purchased 3.4 million shares of its Common Stock for a total of $252.0 million under this program, which included $18.0 million of purchases that cash settled in October 2014. During the fiscal year ended September 30, 2015, the Company purchased 4.3 million shares (1.6 million under the Call Options for a total of $151.2 million, as defined below) of its Common Stock for a total of $398.0 million under this program, which excluded $18.0 million of purchases that cash settled in October 2014, to complete its authorization under this program.

         In March 2015, the Company supplemented its hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer call options ("Call Options"). The Call Options give the Company the right to buy shares of its common stock subject to the Warrants at specified prices between April 2015 and October 2015. In total, the Company purchased Call Options on six million shares of its common stock for a total premium of $80.0 million. The Company has accounted for the Call Options as equity contracts and therefore, the above premiums were recorded as a reduction to paid-in capital.

         In April 2015, the Company's board of directors authorized a new special share repurchase program allowing it to repurchase up to $1.0 billion in shares of its common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants as part of its warrant hedging strategy. During the fiscal year ended September 30, 2015, the Company purchased 10.0 million shares (2.9 million under the Call Options for a total of $276.3 million) of its common stock for a total of $1.0 billion under this program to complete its authorization under this program.

         In September 2015, the Company's board of directors authorized a new special share repurchase program allowing it to repurchase up to $2.4 billion in shares of its common stock, subject to market conditions. During the fiscal year ended September 30, 2015, the Company purchased 1.2 million shares of its common stock for a total of $124.1 million under this program. The Company had $2,275.9 million of availability remaining under this special share repurchase program as of September 30, 2015. Availability under the new special share repurchase program is reduced by share repurchases, if any, of its common stock on the open market under the special program, as well as share repurchases related to the Company's exercise of Call Options and/or Capped Calls.

         Based on the closing stock price of the Company's common stock on September 30, 2015, the Capped Calls associated with the warrants exercisable in 2016 would have covered approximately 56% of the shares subject to the warrants and the Capped Calls associated with the warrants exercisable in 2017 would have covered 50% of the shares subject to the warrants. Adding the shares repurchased through September 30, 2015 under the special share repurchase programs, the Company would have covered 100% of the warrants exercisable in 2016 and approximately 89% of the warrants exercisable in 2017.

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

         The following table (in thousands) illustrates the components of diluted weighted average shares outstanding:

	September 30,
	2015	2014	2013
Weighted average common shares outstanding — basic	217,786	227,367	231,067
Effect of dilutive securities — stock options, restricted stock, and restricted stock units	—	4,787	4,278
Dilutive effect of Warrants	—	3,251	—

Weighted average common shares outstanding — diluted	217,786	235,405	235,345

         The potentially dilutive employee stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for fiscal 2015 and 2014 were 18.6 million and 2.0 million, respectively. There were no potentially dilutive stock options, restricted stock, or restricted stock units that were antidilutive for fiscal 2013. All Warrants were antidilutive for fiscal 2013.

Note 9. Pension and Other Benefit Plans

         The Company sponsors various retirement benefit plans, including defined benefit pension plans, defined contribution plans, postretirement medical plans and a deferred compensation plan covering eligible employees. Expenses relating to these plans were $26.4 million, $27.9 million, and $22.1 million in fiscal 2015, 2014, and 2013, respectively.

         The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit pension plans and postretirement benefit plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of income taxes. Included in accumulated other comprehensive loss at September 30, 2015 are net actuarial losses of $59.1 million ($36.8 million, net of income taxes).

         The Compensation and Succession Planning Committee ("Compensation Committee") of the Company's board of directors has delegated the administration of the pension and benefit plans to the Company's Benefits Committee, an internal committee, composed of senior finance, human resources and legal executives. The Benefits Committee is responsible for oversight of the investment management of the assets of the Company's pension plans and the investment options under the Company's savings plans, as well as the performance of the investment advisers and plan administrators. The Benefits Committee has adopted an investment policy for the Company's pension plans, which includes guidelines regarding, among other things, the selection of acceptable asset classes, allowable ranges of holdings, rebalancing of assets, the definition of acceptable securities within each class, and investment performance expectations.

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

         The Company approved the termination, effective August 1, 2014, of the salaried defined benefit pension plan, under which approximately 3,200 participants, including 500 active employees, have accrued benefits. In fiscal 2015, the Company obtained regulatory approval from the Internal Revenue Service to settle the plan. The Company did not recognize a gain or loss related to the settlement of the terminated plan in the fiscal year ended September 30, 2015 as the distribution of plan assets pursuant to the termination is not expected to occur until the first quarter of fiscal 2016. Plan participants will receive vested benefits from the plan assets by electing either a lump-sum distribution or an annuity contract with a qualifying third-party provider. The purchase of the annuities will result in a one-time expense, which is primarily attributable to pension settlement accounting rules that require accelerated recognition of actuarial losses that are included in accumulated other comprehensive income. The expense is estimated to be $65 million, but is subject to change based on the actual lump sum and annuity purchase rates at the date of distribution.

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

         As of September 30, 2015, the Company's pension plans had a projected benefit obligation and an accumulated benefit obligation of $159.5 million and plan assets of $168.9 million. As of September 30, 2014, the Company's pension plans had a projected benefit obligation of $161.7 million and plan assets of $175.4 million. The discount rate used in computing the benefit obligation was 4.12% and 4.08% for fiscal years ended September 30, 2015 and 2014, respectively.

         As a result of the planned termination of the salaried defined benefit pension plan, the target asset allocation was adjusted to only include commingled fixed-income securities and cash. The commingled fixed-income securities are diversified in terms of domestic and international securities and large cap and small cap companies. The actual and target asset allocations expressed as a percentage of the plan's assets were 64% and 99% debt securities and 36% and 1% cash and cash equivalents at September 30, 2015 and 2014, respectively.

         The fair value hierarchy has three levels based on the reliability of the inputs to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant unobservable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

         The Company's salaried defined benefit pension plan assets at September 30, 2015 were comprised of $60.5 million invested in money market funds and $108.4 million invested in commingled fixed-income funds, which have daily net asset values derived from the underlying securities, and were classified as Level 1 and Level 2 in the fair value hierarchy, respectively. The Company's pension plan assets at September 30, 2014 were comprised of $1.7 million invested in money market funds and $173.7 million invested in commingled fixed-income funds and were classified as Level 1 and Level 2 in the fair value hierarchy, respectively.

         The Company made no contributions to its salaried defined benefit pension plan in fiscal 2015, 2014 or 2013.

    Defined Contribution Plans

         The Company sponsors the AmerisourceBergen Employee Investment Plan, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 25% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code, may also be made depending upon the Company's performance. A discretionary contribution was made for the fiscal year ended September 30, 2014. There were no discretionary contributions made for the fiscal year ended September 30, 2015 or 2013. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company that vest in full after five years of credited service.

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

         Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2015, 2014, and 2013 were $23.5 million, $22.5 million, and $17.4 million, respectively.

    Deferred Compensation Plan

         The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant's compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2015. The Company's liability relating to its deferred compensation plan as of September 30, 2015 and 2014 was $18.0 million and $16.2 million, respectively.

Note 10. Share-Based Compensation

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

         At September 30, 2015, employee and non-employee director stock options for an additional 24.8 million shares may be granted under the AmerisourceBergen Corporation Omnibus Incentive Plan (the "Plan").

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

         The weighted average fair values of the options granted during the fiscal years ended September 30, 2015, 2014, and 2013 were $14.91, $11.22, and $6.54, respectively. The following weighted average assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2015	2014	2013
Risk-free interest rate	1.23%	0.89%	0.44%
Expected dividend yield	1.29%	1.37%	1.29%
Volatility of common stock	23.12%	23.91%	24.22%
Expected life of the options	3.73 years	3.69 years	3.69 years

         Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2015, 2014, and 2013, the Company recorded stock option expense of $30.2 million, $21.5 million, and $20.2 million, respectively.

         A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000s)			(000s)
Outstanding at September 30, 2014	13,120	$40	4 years
Granted	2,421	$90
Exercised	(3,522)	$31
Forfeited	(132)	$59

Outstanding at September 30, 2015	11,887	$53	4 years	$502,528

Exercisable at September 30, 2015	5,502	$37	3 years	$317,683
Expected to vest after September 30, 2015	5,917	$66	5 years	$171,292

         The intrinsic value of stock option exercises during fiscal 2015, 2014, and 2013 was $240.2 million, $132.4 million, and $131.8 million, respectively.

         A summary of the status of the Company's nonvested options as of September 30, 2015 and changes during the fiscal year ended September 30, 2015 is presented below:

	Options	Weighted Average Grant Date Fair Value
	(000s)
Nonvested at September 30, 2014	6,801	$8
Granted	2,421	$15
Vested	(2,705)	$8
Forfeited	(132)	$10

Nonvested at September 30, 2015	6,385	$11

         During the fiscal years ended September 30, 2015, 2014, and 2013, the total fair values of options vested were $20.7 million, $19.1 million, and $17.4 million, respectively. Expected future compensation expense relating to the 6.4 million nonvested options outstanding as of September 30, 2015 is $41.5 million, which will be recognized over a weighted average period of 2.1 years.

    Restricted Stock and Restricted Stock Units

         Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period of three years. During the fiscal years ended September 30, 2015, 2014, and 2013, the Company recorded restricted stock expense of $20.1 million, $14.7 million, and $12.1 million, respectively.

         A summary of the status of the Company's nonvested restricted shares as of September 30, 2015 and changes during the fiscal year ended September 30, 2015 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(000s)
Nonvested at September 30, 2014	950	$48
Granted	226	$91
Vested	(290)	$38
Forfeited	(18)	$53

Nonvested at September 30, 2015	868	$63

         During the fiscal years ended September 30, 2015, 2014, and 2013, the total fair values of restricted shares vested were $10.9 million, $10.5 million, and $9.7 million, respectively. Expected future compensation expense relating to the 0.9 million restricted shares outstanding as of September 30, 2015 is $18.6 million, which will be recognized over a weighted average period of 1.0 years.

    Performance Stock Units

         Performance stock units are granted to certain executive employees under the Plan, which represent Common Stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from 0 percent to 150 percent of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's Common Stock and the compensation expense associated with nonvested performance stock units is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2015, 2014 and 2013, the Company recognized $10.6 million, $6.8 million, and $3.7 million of compensation expense, respectively, related to these performance stock units.

         A summary of the status of the Company's nonvested performance stock units as of September 30, 2015 and changes during the fiscal year ended September 30, 2015 is presented below (based on target award amounts).

	Performance Stock Units	Weighted Average Grant Date Fair Value
	(000s)
Nonvested at September 30, 2014	220	$52
Granted	86	$89
Vested	(126)	$40

Nonvested at September 30, 2015	180	$78

    Employee Stock Purchase Plan

         The AmerisourceBergen Corporation Employee Stock Purchase Plan provides for an aggregate of 4,000,000 shares of Common Stock that may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). The participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company's Common Stock at a price equal to 95% of the fair market value of the stock on the last business day of each six-month purchase period. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2015, 2014, and 2013, the Company acquired 53,434 shares, 68,700 shares, and 93,813 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2015, the Company has withheld $1.4 million from eligible employees for the purchase of additional shares of Common Stock.

Note 11. Leases and Other Commitments

         At September 30, 2015, future minimum payments totaling $374.6 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2016 — $74.2 million; 2017 — $63.3 million; 2018 — $56.6 million; 2019 — $45.7 million; 2020 — $36.6 million; and thereafter — $98.2 million. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses. Total rental expense was $88.9 million in fiscal 2015, $81.8 million in fiscal 2014, and $79.6 million in fiscal 2013.

         The Company outsources to IBM Global Services ("IBM") a significant portion of its corporate and AmerisourceBergen Drug Corporation information technology activities. The remaining commitment under the Company's arrangement, as amended in June 2015, which expires in June 2018, is approximately $77.6 million as of September 30, 2015, of which $38.9 million represents the Company's commitment in fiscal 2016.

Note 12. Employee Severance, Litigation and Other

         The following table illustrates the charges incurred by the Company relating to employee severance, litigation and other for the three fiscal years ended September 30, 2015 (in thousands):

	2015	2014	2013
Employee severance and other	$5,336	$1,913	$491
Deal-related transaction costs	32,558	6,279	22,976

Total employee severance, litigation and other	$37,894	$8,192	$23,467

         During fiscal 2013, the Company incurred $23.0 million of deal-related transaction costs (primarily related to professional fees with respect to the WBA transaction) and $0.5 million of employee severance and other related costs. During fiscal 2014, the Company incurred $6.3 million of deal-related transaction costs and $1.9 million of employee severance and other related costs. During fiscal 2015, the Company incurred $32.6 million of deal-related transaction costs (primarily related to professional fees in connection with the MWI acquisition) and $5.3 million of employee severance and other related costs.

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

    Subpoenas and Ongoing Investigations

         From time to time, the Company receives subpoenas or requests for information from various government agencies relating to the Company's business or to the business of a customer, supplier or other industry participant. The Company generally responds to such subpoenas and requests in a cooperative manner. These responses often require time and effort and can result in considerable costs being incurred by the Company. Most of these matters are resolved without incident; however, such subpoenas or requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to substantial settlements.

         Since fiscal 2012, the Company and AmerisourceBergen Specialty Group ("ABSG") have been responding to subpoenas from the United States Attorney's Office for the Eastern District of New York ("USAO-EDNY") requesting production of documents and information relating to ABSG's oncology distribution center and former pharmacy in Dothan, Alabama (including the practices and procedures of the former pharmacy's pre-filled syringe program), its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related in whole or in part to one or more of the qui tam actions that remain under seal. The Company continues to engage in dialogue with the USAO-EDNY.

         In fiscal 2012, the Company's subsidiary, AmerisourceBergen Drug Corporation ("ABDC"), received a subpoena from the United States Attorney's Office in New Jersey (the "USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. In addition to requesting information on ABDC's diversion control program generally, the subpoenas also request additional information related to electronically stored information and documents concerning specific customers' purchases of controlled substances. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and the DEA requesting additional information, including for grand jury testimony and related documents concerning DEA audits. The Company continues to engage in dialogue with the USAO-NJ.

         Since fiscal 2013, the Company or ABDC has received subpoenas from the United States Attorney's Office in the District of Kansas and the United States Attorney's Office in the Northern District of Ohio in connection with grand jury proceedings requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific and industrial purposes. As in the New Jersey matter described above, in addition to requesting information on ABDC's diversion control program generally, the subpoenas have also requested documents concerning specific customers' purchases of controlled substances. The Company is in the process of responding to the subpoenas and requests for information.

         The Company cannot predict the outcome of these ongoing investigations, or the impact on the Company as a result of these matters, which may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity obligations and/or other civil and criminal penalties.

    State Proceedings

         In June 2012, the Attorney General of the State of West Virginia ("West Virginia") filed complaints, which have been amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary, ABDC, alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations. In addition to monetary damages and injunctive and other equitable relief, West Virginia is seeking to require the defendants to fund a medical monitoring treatment program. On April 6, 2015, ABDC filed a motion to dismiss, which was subsequently denied. On October 23, 2015, ABDC, together with all other defendants, filed a writ of prohibition, and on October 30, 2015, ABDC filed an answer to West Virginia's second amended complaint. ABDC is vigorously defending itself and cannot predict the outcome of this matter.

Note 14. Litigation Settlements

    Antitrust Settlements

         Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2015, 2014, and 2013, the Company recognized gains of $65.5 million, $24.4 million, and $22.9 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company's consolidated statements of operations.

Note 15. Business Segment Information

         The Company is organized based upon the products and services it provides to its customers. The Company's operations are comprised the Pharmaceutical Distribution reportable segment and Other. The Pharmaceutical Distribution reportable segment consists of the AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG") operating segments. Other consists of the AmerisourceBergen Consulting Services ("ABCS"), World Courier Group, Inc. ("World Courier") and MWI Veterinary Supply, Inc. ("MWI") operating segments.

         The Company has aggregated the operating segments of ABDC and ABSG into one reportable segment, the Pharmaceutical Distribution segment. The results of operations of the ABCS, World Courier and MWI operating segments are not significant enough to require separate reportable segment disclosure, and therefore have been included in Other for the purpose of reportable segment presentation.

         The Company's ability to aggregate ABDC and ABSG into one reportable segment was based on the following:

  •
  the objective and basic principles of ASC 280;

  •
  the aggregation criteria as noted in ASC 280; and

  •
  the fact that ABDC and ABSG have similar economic characteristics.

         The chief operating decision maker ("CODM") for the Company is the President and Chief Executive Officer of the Company whose function is to allocate resources to, and assess the performance of, the ABDC and ABSG operating segments. ABDC and ABSG each have an executive who functions as an operating segment manager whose role includes reporting directly to the President and Chief Executive Officer of the Company on their respective operating segment's business activities, financial results and operating plans.

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

         As noted above, Other consists of the ABCS, World Courier and MWI operating segments. ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and co-pay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. MWI is a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets.

         The following tables illustrate reportable segment information for the periods indicated (in thousands):

	Revenue
Fiscal year ended September 30,	2015	2014	2013
Pharmaceutical Distribution	$131,480,550	$117,383,967	$86,063,531
Other	4,772,178	2,449,149	2,087,968
Intersegment eliminations	(290,925)	(263,989)	(192,332)

Revenue	$135,961,803	$119,569,127	$87,959,167

         Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Segment Operating Income
Fiscal year ended September 30,	2015	2014	2013
Pharmaceutical Distribution	$1,644,891	$1,405,992	$1,162,352
Other	254,506	150,617	128,074

Total segment operating income	$1,899,397	$1,556,609	$1,290,426

         The following table reconciles total segment operating income to income from continuing operations before income taxes (in thousands):

	Income From Continuing Operations Before Income Taxes
Fiscal year ended September 30,	2015	2014	2013
Total segment operating income	$1,899,397	$1,556,609	$1,290,426
Gains on antitrust litigation settlements	65,493	24,436	22,883
LIFO expense	(542,807)	(348,063)	(277,001)
Acquisition-related intangibles amortization	(54,095)	(23,167)	(24,387)
Warrant expense	(912,724)	(422,739)	(90,055)
Employee severance, litigation and other	(37,894)	(8,192)	(23,467)

Operating income	417,370	778,884	898,399
Other loss (income)	13,598	(4,360)	44
Impairment charge on equity investment	30,622	—	—
Interest expense, net	99,001	76,862	73,897
Loss on early retirement of debt	—	32,954	—

Income from continuing operations before income taxes	$274,149	$673,428	$824,458

         Segment operating income is evaluated by the chief operating decision maker of the Company before gains on antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrant expense; employee severance, litigation and other; other loss (income); impairment charge on equity investment; interest expense, net; and loss on early retirement of debt. All corporate office expenses are allocated to each operating segment.

	Assets
At September 30,	2015	2014
Pharmaceutical Distribution	$22,469,558	$20,009,181
Other	5,266,599	1,523,002

Total assets	$27,736,157	$21,532,183

         The CODM does not review assets by operating segment for purposes of assessing performance or allocating resources.

	Depreciation & Amortization
Fiscal year ended September 30,	2015	2014	2013
Pharmaceutical Distribution	$150,198	$131,782	$109,401
Other	38,987	30,340	28,398
Acquisition-related intangibles amortization	54,095	23,167	24,387

Total depreciation and amortization	$243,280	$185,290	$162,186

         Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items which are included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2015	2014	2013
Pharmaceutical Distribution	$179,870	$222,985	$170,989
Other	51,715	41,472	31,461

Total capital expenditures	$231,585	$264,457	$202,450

Note 16. Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable at September 30, 2015 and 2014 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had no investments in money market accounts as of September 30, 2015. The Company had $400.0 million of investments in money market accounts as of September 30, 2014. The fair values of the money market accounts were determined on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

         The Company had $213.1 million of investment securities available-for-sale, $126.9 million of which are within cash and cash equivalents, at September 30, 2015. The fair values of the investments were based on inputs other than quoted prices, otherwise known as Level 2 inputs. The investments consist of fixed-income securities with maturities ranging from October 2015 to July 2017. The fair value and the amortized cost of the investments was $213.1 million at September 30, 2015.

         The recorded amount of long-term debt (see Note 7) and the corresponding fair value as of September 30, 2015 were $3,493.0 million and $3,515.1 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2014 were $1,995.6 million and $2,056.6 million, respectively. The fair values of long-term debt were determined based on quoted market prices, otherwise known as Level 2 inputs.

Note 17. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In thousands, except per share amounts)
Revenue	$33,588,602	$32,669,267	$34,233,556	$35,470,378	$135,961,803
Gross profit(a)	$752,299	$911,976	$891,464	$973,574	$3,529,313
Distribution, selling and administrative expenses, depreciation, and amortization	465,788	498,648	571,174	625,715	2,161,325
Warrant expense	371,405	752,706	(14,900)	(196,487)	912,724
Employee severance, litigation and other	3,503	24,871	2,625	6,895	37,894

Operating (loss) income	$(88,397)	$(364,249)	$332,565	$537,451	$417,370
Net (loss) income	$(199,947)	$(513,390)	$214,163	$364,287	$(134,887)
Earnings per share operations:
Basic	$(0.91)	$(2.33)	$0.98	$1.72	$(0.62)
Diluted	$(0.91)	$(2.33)	$0.89	$1.56	$(0.62)

(a)
The second, third and fourth quarters of fiscal 2015 include gains of $21.5 million, $43.6 million, and $0.4 million, respectively, from antitrust litigation settlements. The first, second, third, and fourth quarters of fiscal 2015 include LIFO charges of $144.0 million, $151.1 million, $158.7 million, and $88.9 million, respectively.

	Fiscal Year Ended September 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In thousands, except per share amounts)
Revenue	$29,176,362	$28,455,903	$30,348,154	$31,588,708	$119,569,127
Gross profit(a)	$688,225	$729,593	$692,004	$872,544	$2,982,366
Distribution, selling and administrative expenses, depreciation and amortization	408,010	420,835	434,945	508,761	1,772,551
Warrant expense	116,297	5,663	145,040	155,739	422,739
Employee severance, litigation and other	4,302	1,967	1,142	781	8,192

Operating income	$159,616	$301,128	$110,877	$207,263	$778,884
Income (loss) from continuing operations	$48,931	$180,077	$(12,780)	$67,802	$284,030
Loss from discontinued operations, net of tax(b)	(7,546)	—	—	—	(7,546)

Net income (loss)	$41,385	$180,077	$(12,780)	$67,802	$276,484
Earnings per share from continuing operations:
Basic	$0.21	$0.78	$(0.06)	$0.30	$1.25
Diluted	$0.21	$0.76	$(0.06)	$0.29	$1.21
Earnings per share:
Basic	$0.18	$0.78	$(0.06)	$0.30	$1.22
Diluted	$0.17	$0.76	$(0.06)	$0.29	$1.17

(a)
The first, second, and third quarters of fiscal 2014 include gains of $21.0 million, $0.8 million, and $2.5 million, respectively, from antitrust litigation settlements. The first, second, third, and fourth quarters of fiscal 2014 include LIFO charges of $57.6 million, $102.8 million, $133.2 million, and $54.4 million, respectively.

(b)
Includes the impact of a final purchase price working capital adjustment related to the divestiture of ABCC (see Note 4).

Note 18. Subsequent Events

    Acquisition

         On November 6, 2015, the Company acquired PharMEDium Healthcare Holdings, Inc. ("PharMEDium"), a privately held leading national provider of outsourced compounded sterile preparations ("CSPs") to acute care hospitals in the United States for $2.7 billion in cash, which included certain purchase price adjustments. The Company financed the transaction through a combination of cash and long-term debt. In November 2015, the Company entered into a $1.0 billion variable rate term loan, which matures in November 2020. This term loan is subject to quarterly principal payments of $25 million on the last business day of each March, June, September and December, commencing in March 2016. The remaining unpaid principal amount of the term loan is due on the maturity date. The term loan will bear interest at a rate equal either to a base rate, plus a margin, or a LIBOR, plus a margin. The margin will be based on our public debt ratings and ranges from 0 basis points to 25 basis points over a base rate, and ranges from 75 basis points to 125 basis points over LIBOR. The term loan contains similar covenants to the Company's previously existing Term Loan, with which we are compliant as of September 30, 2015. The Company used the proceeds from the term loan to repay funding sources used to finance a portion of the cash consideration paid in connection with the acquisition of PharMEDium.

    Dividend Increase

         In November 2015, the Company's board of directors increased the quarterly dividend paid on Common Stock by 17% and declared a regular quarterly cash dividend of $0.34 payable on December 1, 2015 to shareholders of record on November 16, 2015.

    Income Taxes

         In March 2013, the Company issued Warrants (as defined in Note 8) in connection with various agreements and arrangements with WBA. At that time, the Company determined that the Warrants had a fair value of $242.4 million on the date of issuance, which approximated the tax deductible amount that would be deducted ratably on the Company's tax return over the 10-year term of the various agreements, and that any value in excess of the initial fair value of the Warrants on the date of issuance would not be tax deductible.

         On November 23, 2015, the Company received a private letter ruling from the Internal Revenue Service determining that the Company may recognize the tax consequences of the Warrants when they are exercised. As a result, the Company will be entitled to an income tax deduction when the Warrants are exercised for the Warrant expense equal to the difference between the fair value of the Warrants on the date of exercise and the strike price to be paid to exercise the Warrants. As a result of the receipt of the private letter ruling, in the quarter ending December 31, 2015, the Company will recognize in earnings a tax benefit adjustment of approximately $456 million representing the estimated tax deduction for the increase in the value of the Warrants since the inception of the arrangement through September 30, 2015. Additionally, the Company also expects to recognize the tax impact of the change in fair value of the Warrants, through the date of exercise, within the Company's results of earnings subsequently at the applicable tax rate, currently estimated to be 36.5%.

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

Changes in Internal Control over Financial Reporting

         There were no changes during the fiscal quarter ended September 30, 2015 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

         AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2015.

         During the second quarter of fiscal 2015, the Company acquired MWI Veterinary Supply, Inc. ("MWI"). As permitted by related SEC staff interpretive guidance for newly acquired businesses, the Company excluded MWI from management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In the aggregate, MWI represented 13% of the total assets and 1% of total revenues of the Company as of and for the fiscal year ended September 30, 2015.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of AmerisourceBergen Corporation

         We have audited AmerisourceBergen Corporation and subsidiaries' internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework (the COSO criteria). AmerisourceBergen Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

         As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MWI Veterinary Supply, Inc., which is included in the 2015 consolidated financial statements of AmerisourceBergen Corporation and subsidiaries and constituted 13% of total assets as of September 30, 2015 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of MWI Veterinary Supply, Inc.

         In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015 of AmerisourceBergen Corporation and subsidiaries and our report dated November 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 24, 2015

ITEM 9B.    OTHER INFORMATION

         None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2016 Annual Meeting of stockholders (the "2016 Proxy Statement") including information under "Election of Directors," "Additional Information about the Directors, the Board and the Board Committees," "Codes of Ethics," "Audit Matters," and "Section 16 (a) Beneficial Reporting Compliance," is incorporated herein by reference. We will file the 2016 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

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

ITEM 11.    EXECUTIVE COMPENSATION

         Information contained in the 2016 Proxy Statement, including information appearing under "Compensation Committee Matters" and "Executive Compensation" in the 2016 Proxy Statement, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information contained in the 2016 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2016 Proxy Statement, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

         Information contained in the 2016 Proxy Statement, including information appearing under "Additional Information about the Directors, the Board, and the Board Committees," "Corporate Governance," "Employment Agreements" and "Certain Transactions" in the 2016 Proxy Statement, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information contained in the 2016 Proxy Statement, including information appearing under "Audit Matters" in the 2016 Proxy Statement, is incorporated herein by reference.

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

(a) (3) List of Exhibits.*

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 11, 2015, by and among the Registrant, Roscoe Acquisition Corp. and MWI Veterinary Supply, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 12, 2015).
3.1
Amended and Restated Certificate of Incorporation of the Registrant, dated as of March 4, 2010, as amended by the Certificate of Amendment dated as of February 17, 2011 and the Certificate of Amendment dated as of March 6, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014).
3.2	Amended and Restated Bylaws of the Registrant, dated as of November 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 18, 2015).
4.1
Indenture, dated as of November 19, 2009, between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 23, 2009).
4.2
First Supplemental Indenture, dated as of November 19, 2009, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 4.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 23, 2009).
4.3
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
4.5
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
4.7
Form of 1.150% Senior Notes due 2017 (incorporated by reference to Exhibit A to Third Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to Registrant's 1.150% Senior Notes due 2017, which is filed as Exhibit 4.1 to the Registrant's Current Report on 8-K filed on May 22, 2014).
4.8
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
4.10
Fifth Supplemental Indenture, dated as of February 20, 2015, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).
4.11
Form of 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit A to Fifth Supplemental Indenture, dated as of February 20, 2015 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.250% Senior Notes due 2025, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).

Exhibit Number	Description
4.12	Sixth Supplemental Indenture, dated as of February 20, 2015, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 4.250% Senior Notes due 2045 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).
4.13
Form of 4.250% Senior Notes due 2045 (incorporated by reference to Exhibit A to Sixth Supplemental Indenture, dated as of February 20, 2015 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 4.250% Senior Notes due 2045, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).
4.14	Warrant No. 1A issued to Walgreens Pharmacy Strategies, LLC on March 18, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
4.15	Warrant No. 1B issued to Alliance Boots Luxembourg S.à.r.l. on March 18, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
4.16	Warrant No. 2A issued to Walgreens Pharmacy Strategies, LLC on March 18, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
4.17	Warrant No. 2B issued to Alliance Boots Luxembourg S.à.r.l. on March 18, 2013 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
10.1
Framework Agreement, dated as of March 18, 2013, by and among the Registrant, Walgreen Co. and Alliance Boots GmbH (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
10.2
Shareholders Agreement, dated as of March 18, 2013, by and among the Registrant, Walgreen Co. and Alliance Boots GmbH (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 20, 2013).
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

Exhibit Number	Description
‡10.12	Form of Performance-Based Restricted Stock Unit Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).
‡10.13
AmerisourceBergen Corporation 2011 Employee Stock Purchase Plan, as amended and restated on May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015).
10.14
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
‡10.25	Employment Agreement, dated as of June 21, 2012, between the Registrant and Gina K. Clark.
‡10.26
Second Amendment and Restatement of Employment Agreement, dated as of November 11, 2010, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2010).
‡10.27	Stock Option Award to Steven H. Collis, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 9, 2013).
‡10.28	Restricted Stock Award to Steven H. Collis, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on August 9, 2013).
‡10.29	Employment Agreement, dated as of June 4, 2012, between the Registrant and Dale B. Danilewitz.

Exhibit Number	Description
‡10.30	Employment Agreement, dated as of April 8, 2010, between the Registrant and James D. Frary (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
‡10.31
Employment Agreement, dated as of May 10, 2012, between the Registrant and Tim G. Guttman (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
‡10.32
Employment Agreement, dated as of November 26, 2010, between the Registrant and Peyton R. Howell (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
‡10.33	Employment Agreement, dated as of November 12, 2012, between the Registrant and Lawrence C. Marsh.
‡10.34	Employment Agreement, dated July 15, 2015, between the Registrant and Robert P. Mauch.
‡10.35
Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Registrant and David W. Neu (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
‡10.36
Letter Agreement, dated January 7, 2009, between the Registrant and David W. Neu (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
10.37
Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as originator, and AmeriSource Receivables Financial Corporation, as buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).
10.38
First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation as originator (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2010).
10.39
Second Amendment to Receivables Sales Agreement, dated as of April 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.40
Third Amendment to Receivables Sale Agreement, dated as of October 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).
10.41
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
10.42
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
10.43
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

Exhibit Number	Description
10.44	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 16, 2012, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and Bank of America, National Association, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2012).
10.45
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
10.46
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
10.47
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
10.48
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
10.49
Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2014, by and among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 8, 2014).
10.50
Amended and Restated Performance Undertaking, dated as of December 2, 2004, executed by the Registrant, as performance guarantor, in favor of AmeriSource Receivables Financial Corporation, as recipient (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
10.51
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).
10.52
Credit Agreement, dated as of March 18, 2011, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2011).
10.53
Amendment and Restatement Agreement, dated as of October 28, 2011, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).
10.54
Second Amendment and Restatement Agreement, dated as of November 20, 2012, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 27, 2012).

Exhibit Number	Description
10.55	Third Amendment and Restatement Agreement, dated as of July 9, 2013, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 12, 2013).
10.56
Fourth Amendment and Restatement Agreement, dated as of August 13, 2014, among the Registrant, the borrowing subsidiaries party thereto, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 18, 2014).
10.57
Amendment to Fourth Amendment and Restatement Agreement, dated as of February 9, 2015, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 9, 2015).
10.58
Revolving Credit Note, dated as of March 8, 2013, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.59
First Amendment to Revolving Credit Note, dated as of April 4, 2014, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).
10.60
Term Loan Credit Agreement, dated as of February 9, 2015, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2015).
12	Computation of Ratio of Earnings to Fixed Charges.
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
101
Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

AMERISOURCEBERGEN CORPORATION
Date: November 24, 2015	By:	/s/ STEVEN H. COLLIS Steven H. Collis President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 24, 2015 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS Steven H. Collis	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ TIM G. GUTTMAN Tim G. Guttman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ LAZARUS KRIKORIAN Lazarus Krikorian	Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ RICHARD C. GOZON Richard C. Gozon	Director and Chairman
/s/ ORNELLA BARRA Ornella Barra	Director
/s/ DOUGLAS R. CONANT Douglas R. Conant	Director
/s/ D. MARK DURCAN D. Mark Durcan	Director
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	Director
/s/ LON R. GREENBERG Lon R. Greenberg	Director

Signature	Title

/s/ JANE E. HENNEY, M.D. Jane E. Henney, M.D.	Director
/s/ KATHLEEN W. HYLE Kathleen W. Hyle	Director
/s/ MICHAEL J. LONG Michael J. Long	Director
/s/ HENRY W. MCGEE Henry W. McGee	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions- Describe(2)	Balance at End of Period(3)
	(In thousands)
Year Ended September 30, 2015
Allowances for returns and doubtful accounts	$1,022,052	$2,721,263	$(2,819,560)	$923,755

Year Ended September 30, 2014
Allowances for returns and doubtful accounts	$358,161	$3,643,663	$(2,979,772)	$1,022,052

Year Ended September 30, 2013
Allowances for returns and doubtful accounts	$338,245	$1,099,905	$(1,079,989)	$358,161

(1)
Represents the provision for returns and doubtful accounts.

(2)
Represents accounts receivable written off during year, net of recoveries and reductions to the returns allowance.

(3)
Includes an allowance for doubtful accounts for long-term accounts receivable within the Other Assets on the consolidated balance sheets of $23,991, $23,668 and $0 as of September 30, 2015, 2014 and 2013, respectively.