Form 10-Q
period 2015-12-31
AMERISOURCEBERGEN CORP
filed 2016-02-04
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2016 was 205,462,465.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands, except share and per share data)	2015	2015
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$978,090	$2,167,442
Accounts receivable, less allowances for returns and doubtful accounts: $879,333 at December 31, 2015 and $899,764 at September 30, 2015	8,380,652	8,222,951
Merchandise inventories	10,863,974	9,755,094
Prepaid expenses and other	138,959	189,001
Total current assets	20,361,675	20,334,488

Property and equipment, at cost:
Land	40,339	39,499
Buildings and improvements	463,073	413,854
Machinery, equipment and other	1,539,928	1,449,545
Total property and equipment	2,043,340	1,902,898
Less accumulated depreciation	(983,839)	(923,647)
Property and equipment, net	1,059,501	979,251

Goodwill and other intangible assets	9,052,837	6,123,944
Other assets	281,789	298,474

TOTAL ASSETS	$30,755,802	$27,736,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,536,323	$20,886,439
Accrued expenses and other	592,553	679,309
Short-term debt	108,412	—
Deferred income taxes	787,053	1,135,017
Total current liabilities	24,024,341	22,700,765

Long-term debt	4,393,317	3,493,048
Deferred income taxes	932,299	819,188
Other liabilities	105,826	89,636

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 275,880,785 shares and 206,315,699 shares at December 31, 2015, respectively, and 274,991,824 shares and 206,891,873 shares at September 30, 2015, respectively	2,759	2,750
Additional paid-in capital	4,260,078	3,736,477
Retained earnings	1,440,801	1,181,623
Accumulated other comprehensive loss	(115,814)	(136,333)
Treasury stock, at cost: 69,565,086 shares at December 31, 2015 and 68,099,951 shares at September 30, 2015	(4,287,805)	(4,150,997)
Total stockholders’ equity	1,300,019	633,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,755,802	$27,736,157

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
(in thousands, except per share data)	2015	2014

Revenue	$36,709,046	$33,588,602
Cost of goods sold	35,744,169	32,836,303
Gross profit	964,877	752,299
Operating expenses:
Distribution, selling, and administrative	528,296	416,491
Depreciation	49,342	43,773
Amortization	32,096	5,524
Warrants	467,375	371,405
Employee severance, litigation and other	18,868	3,503
Pension settlement charge	48,731	—
Operating loss	(179,831)	(88,397)
Other (income) loss	(310)	1,314
Interest expense, net	30,879	17,342
Loss from operations before income taxes	(210,400)	(107,053)
Income tax (benefit) expense	(540,777)	92,894
Net income (loss)	$330,377	$(199,947)

Earnings per share:
Basic	$1.60	$(0.91)
Diluted	$1.46	$(0.91)

Weighted average common shares outstanding:
Basic	206,180	219,456
Diluted	226,718	219,456

Cash dividends declared per share of common stock	$0.34	$0.29

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	December 31,
(in thousands)	2015	2014
Net income (loss)	$330,377	$(199,947)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(10,434)	(8,730)
Pension plan adjustments, net of tax of $19,054 and $0, respectively	31,538	—
Other	(585)	49
Total other comprehensive income (loss)	20,519	(8,681)
Total comprehensive income (loss)	$350,896	$(208,628)

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
(in thousands)	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$330,377	$(199,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	53,668	44,518
Amortization, including amounts charged to interest expense	33,801	6,652
Provision (benefit) for doubtful accounts	4,080	(1,379)
Benefit for deferred income taxes	(610,771)	(18,058)
Warrant expense	467,375	371,405
Share-based compensation	22,255	19,567
Pension settlement charge	48,731	—
Other	(7,982)	(1,951)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(76,261)	(766,718)
Merchandise inventories	(1,086,296)	(2,096,578)
Prepaid expenses and other assets	31,966	10,992
Accounts payable, accrued expenses, and income taxes	1,522,332	3,529,971
Other liabilities	17,573	(1,510)
NET CASH PROVIDED BY OPERATING ACTIVITIES	750,848	896,964
INVESTING ACTIVITIES
Capital expenditures	(90,110)	(52,557)
Cost of acquired companies, net of cash acquired	(2,726,632)	(24,604)
Proceeds from sale of investment securities available-for-sale	88,829	—
Purchases of investment securities available-for-sale	(41,136)	—
Other	(3,438)	5
NET CASH USED IN INVESTING ACTIVITIES	(2,772,487)	(77,156)
FINANCING ACTIVITIES
Long-term debt borrowings	1,000,000	—
Borrowings under revolving and securitization credit facilities	1,755,310	—
Repayments under revolving and securitization credit facilities	(1,746,766)	—
Purchases of common stock	(118,575)	(300,213)
Exercises of stock options, including excess tax benefits of $17,436 and $17,332 in fiscal 2016 and 2015, respectively	33,980	40,164
Cash dividends on common stock	(71,199)	(64,025)
Debt issuance costs and other	(20,463)	(5,491)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	832,287	(329,565)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,189,352)	490,243
Cash and cash equivalents at beginning of period	2,167,442	1,808,513
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$978,090	$2,298,756

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2015 and the results of operations and cash flows for the interim periods ended December 31, 2015 and 2014 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).”  ASU 2015-17 is the result of the FASB’s simplification initiative intended to improve U.S. GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  The guidance does not change the existing requirement that prohibits companies from offsetting deferred tax liabilities from one jurisdiction against deferred assets of another jurisdiction.  ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  ASU 2015-17 will have no effect on the Company’s results of operations or liquidity.

As of December 31, 2015, there were no other recently issued accounting standards that will have a material impact on the Company’s financial position or results of operations upon their adoption.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Acquisition

On November 6, 2015, the Company acquired PharMEDium Healthcare Holdings, Inc. (“PharMEDium”) for $2.7 billion in cash, which included certain purchase price adjustments. PharMEDium is a leading national provider of outsourced compounded sterile preparations (“CSPs”) to acute care hospitals in the United States. PharMEDium is a component of AmerisourceBergen Drug Corporation (“ABDC”) within the Pharmaceutical Distribution reportable segment.

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the corresponding deferred taxes, as well as the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $1.8 billion, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, and accounts payable acquired was $63.2 million, $43.1 million and $22.8 million, respectively. The estimated fair value of the intangible assets acquired of $1.1 billion consists of customer relationships of $883.4 million, trade name of $167.6 million, and software technology of $52.6 million. The Company established an estimated deferred tax liability of $424.5 million primarily in connection with the intangible assets acquired. The Company is amortizing the estimated fair values of the acquired customer relationships and trade name over their estimated useful lives of 15 years. The estimated fair value of the acquired software technology is being amortized over its estimated useful life of 10 years. Goodwill and intangible assets resulting from the acquisition are not expected to be deductible for income tax purposes.

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of December 31, 2015, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $51.9 million ($36.6 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $7.9 million of interest and penalties, which the Company records in income tax expense.  During the three months ended December 31, 2015, unrecognized tax benefits decreased by $0.9 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $7.5 million.

In March 2013, the Company issued Warrants (as defined in Note 6) in connection with various agreements and arrangements with Walgreens Boots Alliance, Inc. (“WBA”), as successor in interest to Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”). At that time, the Company determined that the Warrants had a fair value of $242.4 million on the date of issuance, which approximated the tax deductible amount that would be deducted ratably on the Company’s income tax return over the 10-year term of the various agreements, and that any value in excess of the initial fair value of the Warrants on the date of issuance would not be tax deductible. In November 2015, the Company received a private letter ruling from the Internal Revenue Service, which entitles it to an income tax deduction equal to the fair value of the Warrants on the date of exercise.  As a result, the Company recorded a deferred tax asset and recognized a tax benefit adjustment of approximately $456 million, which represented the estimated tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015.  This tax benefit adjustment had a significant impact to the Company’s effective tax rate in the quarter ended December 31, 2015.  An additional tax benefit of approximately $173 million was recognized primarily related to the change in the fair value of the Warrants during the three months ended December 31, 2015.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2015 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2015	$2,418,806	$1,712,019	$4,130,825
Goodwill recognized in connection with acquisitions	1,825,590	27,115	1,852,705
Foreign currency translation	—	(1,786)	(1,786)
Goodwill at December 31, 2015	$4,244,396	$1,737,348	$5,981,744

Following is a summary of other intangible assets (in thousands):

	December 31, 2015			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$684,899	$—	$684,899	$684,966	$—	$684,966
Finite-lived intangibles: Customer relationships	2,309,819	(173,352)	2,136,467	1,421,230	(146,227)	1,275,003
Trade names and other	302,632	(52,905)	249,727	81,241	(48,091)	33,150
Total other intangible assets	$3,297,350	$(226,257)	$3,071,093	$2,187,437	$(194,318)	$1,993,119

Amortization expense for finite-lived intangible assets was $32.1 million and $5.5 million in the three months ended December 31, 2015 and 2014, respectively.  Amortization expense for finite-lived intangible assets is estimated to be $150.9 million in fiscal 2016, $155.2 million in fiscal 2017, $153.0 million in fiscal 2018, $151.1 million in fiscal 2019, $148.7 million in fiscal 2020, and $1,659.4 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Debt

Debt consisted of the following (in thousands):

	December 31,	September 30,
	2015	2015

Multi-currency revolving credit facility due 2020	$—	$—
Receivables securitization facility due 2018	—	—
Revolving credit note	—	—
Overdraft facility	8,412	—
Term loans	1,500,000	500,000
$600,000, 1.15% senior notes due 2017	599,712	599,658
$400,000, 4.875% senior notes due 2019	398,543	398,456
$500,000, 3.50% senior notes due 2021	499,586	499,568
$500,000, 3.40% senior notes due 2024	498,812	498,777
$500,000, 3.25% senior notes due 2025	497,570	497,503
$500,000, 4.25% senior notes due 2045	499,094	499,086
Total debt	$4,501,729	$3,493,048
Less current portion	108,412	—
Total, net of current portion	$4,393,317	$3,493,048

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in November 2020 (the “Multi-Currency Revolving Credit Facility”), with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2015).  Additionally, interest on borrowings denominated in Canadian dollars may accrue at either the Canadian prime rate or the CDOR rate.  The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (9 basis points at December 31, 2015).  The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2015.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program at December 31, 2015.

The Company has a $950 million receivables securitization facility (“Receivables Securitization Facility”), which expires in November 2018. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2015.

The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note (“Revolving Credit Note”).  The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In February 2015, the Company entered into a $1.0 billion variable-rate term loan (“February 2015 Term Loan”), which matures in 2020. In fiscal 2015, the Company elected to make principal payments of $500 million on the February 2015 Term Loan, and as a result, the Company’s next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin or a LIBOR plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over a LIBOR (100 basis points at December 31, 2015) and 0 to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2015.

In November 2015, the Company entered into a $1.0 billion variable-rate term loan (“November 2015 Term Loan”), which matures in 2020. The November 2015 Term Loan is subject to quarterly principal payments of $25 million on the last business day of each March, June, September and December, commencing in March 2016.  The remaining unpaid principal amount of the November 2015 Term Loan is due on the maturity date.  The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or a LIBOR, plus a margin.  The margin is based on our public debt ratings and ranges from 0 basis points to 25 basis points over a base rate, and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at December 31, 2015).  The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2015.

Note 6.  Stockholders’ Equity and Earnings per Share

In November 2015, the Company’s board of directors increased the quarterly cash dividend by 17% from $0.29 per share to $0.34 per share.

In August 2013, the Company’s board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the three months ended December 31, 2015, the Company did not purchase any shares of its common stock under this program.  The Company had $274.5 million of availability remaining under this share repurchase program as of December 31, 2015.

In March 2013, the Company and WBA entered into various agreements and arrangements pursuant to which subsidiaries of WBA were granted the right to purchase a minority equity position in the Company, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of the Company’s Common Stock (approximately 7% of the Company’s Common Stock, on a fully diluted basis as of the date of issuance, assuming the exercise in full of the Warrants, as defined below) in open market transactions.  In connection with these arrangements, Walgreens Pharmacy Strategies, LLC, a wholly-owned subsidiary of WBA, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company’s Common Stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of the Company’s Common Stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017, and Alliance Boots Luxembourg S.à.r.l., a wholly-owned subsidiary of WBA, was issued (a) a warrant to purchase up to 11,348,456 shares of the Company’s common Stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of the Company’s Common Stock at an exercise price of $52.50 per share exercisable during a six-month period beginning March 2017 (collectively, the “Warrants”).

The Company valued these Warrants as of March 18, 2013 (date of issuance) and revised the valuation each subsequent quarter.  As of December 31, 2015 the Warrants with an exercise price of $51.50 were valued at $51.98 per share, and the Warrants with an exercise price of $52.50 were valued at $50.19 per share.  In total, the Warrants were valued at $2,318.9 million as of

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2015.  Refer to “Critical Accounting Policies and Estimates — Warrants” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a more detailed description of the accounting for the Warrants.

The Company has taken steps to mitigate the potentially dilutive effect that the exercise of the Warrants could have by hedging a portion of its future obligation to deliver common stock with a financial institution and repurchasing additional shares of its common stock for the Company’s own account over time.  In June 2013, the Company commenced its hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer capped call option transactions (“Capped Calls”).  The Capped Calls give the Company the right to buy shares of its common stock subject to the Warrants at specified prices at maturity, should the Warrants be exercised in 2016 and 2017, and were initially intended to cover approximately 60% of the shares subject to the Warrants at the time the Company entered into the transactions.  If the Warrants are exercised, the Company will use a majority of the proceeds to repurchase its shares under the Capped Calls.  The Capped Calls are subject to a “cap” price.  If the Company’s share price exceeds the “cap” price in the Capped Calls at the time the Warrants are exercised, the number of shares that will be delivered to the Company under the Capped Calls will be reduced, and accordingly, will cover less than 60% of the shares of common stock subject to the Warrants.  This hedge transaction was completed in January 2014, and included the purchase of Capped Calls on a total of 27.2 million shares of the Company’s common stock for a total premium of $368.7 million.

Subsequently, the Company amended certain of the Capped Calls to increase their “cap” price to continue to address the potentially dilutive effect of the Warrants.  The Company paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the warrants that become exercisable in 2016.  The Capped Calls permit the Company to acquire shares of its common stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017.  The Capped Calls permit net share settlement, which is limited by caps on the market price of the Company’s common stock.  The Company has accounted for the Capped Calls as equity contracts and therefore, the above premiums were recorded as a reduction to paid-in capital.

In fiscal 2014 and 2015, the Company purchased $1,774.1 million of its common stock under special share repurchase programs as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplement the Company’s previously executed warrant hedging strategy.

In March 2015, the Company supplemented its hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer call options (“Call Options”).  The Call Options gave the Company the right to buy shares of its common stock subject to the Warrants at specified prices between April 2015 and October 2015.  In total, the Company purchased Call Options on six million shares of its common stock for a total premium of $80.0 million.  The Company accounted for the Call Options as equity contracts and therefore, the above premiums were recorded as a reduction to paid-in capital.

In September 2015, the Company’s board of directors authorized a new special share repurchase program allowing it to repurchase up to $2.4 billion in shares of its common stock, subject to market conditions.  During the three months ended December 31, 2015, the Company purchased 1.3 million shares (all under the Call Options) of its common stock for a total of $118.6 million under this program.  The Company has $2,157.3 million of availability remaining under this special share repurchase program as of December 31, 2015.  Availability under the new special share repurchase program is reduced by share repurchases, if any, of its common stock on the open market under the special program, as well as share repurchases due to the Company’s exercise of Call Options and/or Capped Calls.

Based on the closing stock price of the Company’s common stock on December 31, 2015, the Capped Calls associated with the Warrants exercisable in 2016 would have covered approximately 51% of the shares subject to the Warrants and the Capped Calls associated with the Warrants exercisable in 2017 would have covered approximately 46% of the shares subject to the Warrants.  Adding the shares repurchased through December 31, 2015 under the special share repurchase programs, the Company would have covered 100% of the Warrants exercisable in 2016 and approximately 85% of the Warrants exercisable in 2017.

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

	Three months ended
	December 31,
(in thousands)	2015	2014
Weighted average common shares outstanding - basic	206,180	219,456
Dilutive effect of stock options, restricted stock, and restricted stock units	3,858	—
Dilutive effect of Warrants	16,680	—
Weighted average common shares outstanding - diluted	226,718	219,456

The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the three months ended December 31, 2015 and 2014 were 1.5 million and 15.8 million, respectively.

Note 7. Pension Plan

The Company approved the termination, effective August 1, 2014, of the salaried defined benefit pension plan, under which approximately 3,200 participants, including 500 active employees, had accrued benefits.  In fiscal 2015, the Company obtained regulatory approval from the Internal Revenue Service to settle the plan.

In December 2015, the Company completed the settlement of plan benefits through the combination of lump-sum distributions to participants and the purchase of a nonparticipating annuity contract, which transferred the remaining obligation from the plan. Plan assets were sufficient to satisfy the obligations of the plan. In December 2015, the Company recorded a pension settlement charge of $48.7 million, which primarily consisted of the recognition of unrecognized actuarial losses that were included in accumulated other comprehensive income, net of the related deferred tax assets.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subpoenas and Ongoing Investigations

From time to time, the Company receives subpoenas or requests for information from various government agencies relating to the Company’s business or to the business of a customer, supplier or other industry participant. The Company generally responds to such subpoenas and requests in a cooperative manner. These responses often require time and effort and can result in considerable costs being incurred by the Company. Most of these matters are resolved without incident; however, such subpoenas or requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to substantial settlements.

Since fiscal 2012, the Company and AmerisourceBergen Specialty Group (“ABSG”) have been responding to subpoenas from the United States Attorney’s Office for the Eastern District of New York (“USAO-EDNY”) requesting production of documents and information relating to ABSG’s oncology distribution center and former pharmacy in Dothan, Alabama (including the practices and procedures of the former pharmacy’s pre-filled syringe program), its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related in whole or in part to one or more of the qui tam actions that remain under seal. The Company continues to engage in dialogue with the USAO-EDNY.

In fiscal 2012, the Company’s subsidiary, AmerisourceBergen Drug Corporation (“ABDC”), received a subpoena from the United States Attorney’s Office in New Jersey (the “USAO-NJ”) in connection with a grand jury proceeding requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration (“DEA”) in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers’ purchases of controlled substances, and DEA audits. The Company continues to engage in dialogue with the USAO-NJ.

Since fiscal 2013, the Company or ABDC has received subpoenas from the United States Attorney’s Office in the District of Kansas and the United States Attorney’s Office in the Northern District of Ohio in connection with grand jury proceedings requesting documents concerning ABDC’s program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific and industrial purposes.  As in the New Jersey matter described above, in addition to requesting information on ABDC’s diversion control program generally, the subpoenas have also requested documents concerning specific customers’ purchases of controlled substances.  The Company has responded to the subpoenas and requests for information.

The Company cannot predict the outcome of these ongoing investigations, or the impact on the Company as a result of these matters, which may include settlements in significant amounts that are not currently estimable, limitations on the Company’s conduct, the imposition of corporate integrity obligations and/or other civil and criminal penalties.

State Proceedings

In June 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed complaints, which have been amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations.  In addition to monetary damages and injunctive and other equitable relief, West Virginia is seeking to require the defendants to fund a medical monitoring treatment program.  On April 6, 2015, ABDC filed a motion to dismiss, which was subsequently denied on September 8, 2015. On October 23, 2015, ABDC, together with all other defendants, filed a writ of prohibition to the Supreme Court of Appeals of West Virginia. On October 30, 2015, ABDC filed

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

an answer to West Virginia’s second amended complaint. The writ of prohibition filed on October 23, 2015 was denied on January 5, 2016. ABDC is vigorously defending itself and cannot predict the outcome of this matter.

Note 9.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  During the three months ended December 31, 2015, the Company recognized gains of $12.8 million relating to the above-mentioned class action lawsuits.  During the three months ended December 31, 2014, the Company recognized no gains relating to the above-mentioned class action lawsuits.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 10.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at December 31, 2015 and September 30, 2015 approximate fair value based upon the relatively short-term nature of these financial instruments.

The Company had $38.3 million of investment securities available-for-sale, none of which are within cash and cash equivalents, at December 31, 2015.  The Company had $213.1 million of investment securities available-for-sale, $126.9 million of which were within cash and cash equivalents, at September 30, 2015.  The fair value of the investments was based on inputs other than quoted prices, otherwise known as Level 2 inputs.  The investments held as of December 31, 2015 consist of fixed-income securities with maturities ranging from November 2016 to July 2017.  The amortized cost of the investments was $38.4 million and $213.1 million at December 31, 2015 and September 30, 2015, respectively.

The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of December 31, 2015 were $4,393.3 million and $4,388.7 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2015 were $3,493.0 million and $3,515.1 million, respectively.  The fair value of long-term debt was determined based on quoted market prices, otherwise known as Level 2 inputs.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables illustrate reportable segment information for the three months ended December 31, 2015 and 2014 (in thousands):

	Revenue
	Three months ended
	December 31,
	2015	2014
Pharmaceutical Distribution	$35,194,679	$32,982,724
Other	1,577,815	696,001
Intersegment eliminations	(63,448)	(90,123)
Revenue	$36,709,046	$33,588,602

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Segment Operating Income
	Three months ended
	December 31,
	2015	2014
Pharmaceutical Distribution	$379,559	$390,401
Other	95,565	45,166
Total segment operating income	$475,124	$435,567

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reconciles total segment operating income to loss from operations before income taxes (in thousands):

	Loss From
	Operations Before Income Taxes
	Three months ended
	December 31,
	2015	2014
Total segment operating income	$475,124	$435,567
Gains on antitrust litigation settlements	12,791	—
LIFO expense	(101,562)	(144,024)
Acquisition-related intangibles amortization	(31,210)	(5,032)
Warrant expense	(467,375)	(371,405)
Employee severance, litigation and other	(18,868)	(3,503)
Pension settlement charge	(48,731)	—
Operating loss	(179,831)	(88,397)
Other (income) loss	(310)	1,314
Interest expense, net	30,879	17,342
Loss from operations before income taxes	$(210,400)	$(107,053)

Segment operating income is evaluated by the chief operating decision maker of the Company before gains on antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrant expense; employee severance, litigation and other; pension settlement charge; other (income) loss; and interest expense, net. All corporate office expenses are allocated to each operating segment.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals (including specialty pharmaceutical products), over-the-counter healthcare products, home healthcare supplies and equipment, outsourced compounded sterile preparations, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and other alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and other consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, ABDC delivers packaging solutions to institutional and retail healthcare providers.

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

Recent Developments

On November 6, 2015, we acquired PharMEDium Healthcare Holdings, Inc. (“PharMEDium”), a privately held leading national provider of outsourced compounded sterile preparations to acute care hospitals in the United States, for $2.7 billion in cash, which included certain purchase price adjustments. We financed the transaction through a combination of cash and long-term debt. In November 2015, we entered into a $1.0 billion variable rate term loan, which matures in November 2020 and is subject to quarterly principal payments, as defined. PharMEDium is a component of ABDC within our Pharmaceutical Distribution reportable segment.

Executive Summary

This executive summary provides highlights from the results of operations that follows:

•                  Revenue increased 9.3% from the prior year quarter as a result of ABDC’s increased sales of brand and generic products, the strong revenue growth of ABSG and the addition of MWI, which was acquired in February 2015;

•                  Pharmaceutical Distribution gross profit increased 2.6% from the prior year quarter as the result of ABDC’s and ABSG’s revenue growth, the incremental income from ABDC’s participation in the WBA global sourcing arrangement, and the contribution from our recent PharMEDium acquisition. Gross profit growth in the current year quarter was adversely impacted by lower generic price appreciation and the renewal of our contract with the Department of Defense (“DOD”) at less favorable terms;

•                  Total gross profit increased 28.3% primarily due to the addition of MWI and a reduction in LIFO expense, which was $101.6 million in the current year quarter in comparison to $144.0 million in the prior year quarter. The decrease in LIFO expense was primarily due to lower brand inflation and higher generic drug deflation;

•                  Distribution, selling, and administrative expenses increased 26.8% in the quarter primarily due to the addition of MWI and to support our revenue growth;

•                  Total operating expenses were impacted by an increase in Warrant expense of $96.0 million, a pension settlement charge of $48.7 million, and an increase in depreciation and amortization expense of $32.1 million. Warrant expense increased significantly due to the rise in our stock price during the quarter ended December 31, 2015. We incurred the pension charge in the current year quarter in connection with the settlement of our salaried defined benefit pension plan;

•                  Total segment operating income increased by 9.1% compared to the prior year quarter primarily due to the addition of MWI; and

•                  Income taxes were a benefit of $540.8 million in the current year quarter as compared to an expense of $92.9 million in the prior year quarter. In November 2015, we received a private letter ruling, which entitles us to an income tax deduction equal to the fair value of the Warrants at the date of exercise. As a result, we recognized a tax benefit adjustment of approximately $456 million, which represented the estimated tax deduction for the increase in the value of the Warrants from the issuance date through September 30, 2015. This tax benefit adjustment had a significant impact to our effective tax rate in the quarter ended December 31, 2015.  An additional tax benefit of approximately $173 million was recognized primarily related to the change in the fair value of the Warrants during the three months ended December 31, 2015.

Results of Operations

Revenue

	Three months ended
	December 31,
(dollars in thousands)	2015	2014	Change
Pharmaceutical Distribution	$35,194,679	$32,982,724	6.7%
Other	1,577,815	696,001	126.7%
Intersegment eliminations	(63,448)	(90,123)	(29.6)%
Revenue	$36,709,046	$33,588,602	9.3%

Revenue increased by 9.3% from the prior year quarter. See discussions below under “Pharmaceutical Distribution” and “Other” for commentary regarding our revenue growth.

We continue to expect our revenue in fiscal 2016 to increase in the range of 8% to 10%. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, price increases and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 6.7% from the prior year quarter. Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. Intrasegment revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC’s facilities. Intrasegment revenues were $1.7 billion and $1.6 billion in the quarters ended December 31, 2015 and 2014, respectively.

ABDC’s revenue of $30.1 billion in the quarter ended December 31, 2015 increased 5.2% from the prior year quarter (before intrasegment eliminations). The increase in ABDC’s revenue was primarily due to overall market growth including sales to WBA, and increased sales of products that treat Hepatitis C.

ABSG’s revenue of $6.8 billion in the quarter ended December 31, 2015 increased 14.6% from the prior quarter (before intrasegment eliminations). The increase in ABSG’s revenue was due to the continued growth in our oncology business (including an increase in sales to community oncologists) and in our blood products, vaccine and physician office distribution businesses.

A number of our contracts with customers, including group purchasing organizations (“GPOs”), are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the quarter ended December 31, 2015, no significant contracts expired. Over the next twelve months, the two significant contracts scheduled to expire are our contracts with Kaiser Permanente (“Kaiser”), which expires in June 2016, and Express Scripts, which expires in September 2016. Our revenue, results of operations, and cash flows may be negatively impacted if the Kaiser or Express Scripts contracts are not renewed or the terms of the renewed contracts are less favorable than the existing contracts. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Other

Revenue in Other increased 126.7% from the prior year quarter primarily due to the revenue contribution from MWI.

Gross Profit

	Three months ended
	December 31,
(dollars in thousands)	2015	2014	Change
Pharmaceutical Distribution	$771,968	$752,056	2.6%
Other	281,680	144,267	95.2%
Gains on antitrust litigation settlements	12,791	—
LIFO expense	(101,562)	(144,024)
Gross profit	$964,877	$752,299	28.3%

Gross profit increased 28.3%, or $212.6 million from the prior year quarter. The increase was due to the increase in Pharmaceutical Distribution gross profit, the increase in the gross profit of Other, gains on antitrust litigation settlements, and the $42.5 million decrease in LIFO expense from the prior year quarter. The decrease in LIFO expense was primarily due to lower brand inflation and higher generic drug deflation.

Pharmaceutical Distribution gross profit increased 2.6%, or $19.9 million, from the prior year quarter. The increase was due to higher brand and generic sales volume largely attributable to WBA (as noted above). Gross profit also increased due to an increase in income resulting from our participation in the WBA global sourcing arrangement, the contribution from our recent PharMEDium acquisition, and the growth of our specialty distribution businesses. Gross profit growth in the current year quarter was adversely impacted by lower generic price appreciation and the renewal of our contract with the DOD at less favorable terms. As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.19% in the quarter ended December 31, 2015 decreased 9 basis points from the prior year quarter. The decrease was primarily due to a decline in generic price appreciation and the DOD contract renewal.

Gross profit in Other increased 95.2%, or $137.4 million, from the prior year quarter. The increase was primarily due to the contribution from our February 2015 acquisition of MWI, and, to a lesser extent, the increase in ABCS’s revenue. As a percentage of revenue, gross profit margin in Other of 17.85% in the quarter ended December 31, 2015 decreased from 20.73% in the prior year quarter. The decrease was primarily due to the addition of MWI and the increase in ABCS distribution revenue, both of which have lower gross profit margins in comparison to other businesses within Other.

We recognized gains of $12.8 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarter ended December 31, 2015. The gains were recorded as reductions to cost of goods sold. There were no gains in the quarter ended December 31, 2014.

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

Operating Expenses

	Three months ended
	December 31,
(dollars in thousands)	2015	2014	Change
Distribution, selling and administrative	$528,296	$416,491	26.8%
Depreciation and amortization	81,438	49,297	65.2%
Warrants	467,375	371,405
Employee severance, litigation and other	18,868	3,503
Pension settlement charge	48,731	—
Total operating expenses	$1,144,708	$840,696

Distribution, selling and administrative expenses increased 26.8%, or $111.8 million, from the prior year quarter, primarily due to our February 2015 acquisition of MWI. In addition, Pharmaceutical Distribution operating expenses, including technology spend, during the current year quarter were higher to support the growth in our business. As a percentage of revenue, distribution, selling and administrative expenses were 1.44% in the current year quarter and represents an increase of 20 basis points in comparison to the prior year quarter. The increase was primarily due to the addition of MWI, which has higher operating expenses as a percentage of revenue in comparison to the Pharmaceutical Distribution segment.

Depreciation expense increased from the prior year quarter due to an increase in the amount of capital projects being depreciated. Amortization expense increased from prior year quarter primarily due to the amortization of intangible assets from our MWI and PharMEDium acquisitions.

Warrant expense increased significantly from the prior year quarter primarily due to the rise in our stock price during the quarter ended December 31, 2015. The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with WBA. Warrant expense is largely dependent upon changes in our stock price, therefore, future Warrant expense could fluctuate significantly. (Refer to “Critical Accounting Policies and Estimates — Warrants” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a more detailed description of the accounting for the Warrants.)

Employee severance, litigation and other for the quarter ended December 31, 2015 included $16.1 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition) and $2.8 million of employee severance and other costs. Employee severance, litigation and other for the quarter ended December 31, 2014 included $3.0 million of deal-related transaction costs and $0.5 million of employee severance and other costs.

We recorded a pension settlement charge of $48.7 million in the quarter ended December 31, 2015 related to the settlement of our salaried defined benefit plan (see Note 7).

Operating Income

	Three months ended
	December 31,
(dollars in thousands)	2015	2014	Change
Pharmaceutical Distribution	$379,559	$390,401	-2.8%
Other	95,565	45,166	111.6%
Total segment operating income	475,124	435,567	9.1%

Gains on antitrust litigation settlements	12,791	—
LIFO expense	(101,562)	(144,024)
Acquisition-related intangibles amortization	(31,210)	(5,032)
Warrant expense	(467,375)	(371,405)
Employee severance, litigation and other	(18,868)	(3,503)
Pension settlement charge	(48,731)	—
Operating loss	$(179,831)	$(88,397)

Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrant expense; employee severance, litigation and other; and the pension settlement charge.

Pharmaceutical Distribution operating income decreased 2.8%, or $10.8 million, from the prior year quarter due to the increase in operating expenses, offset in part by the increase in gross profit from the prior year quarter. As a percentage of revenue, Pharmaceutical Distribution operating income margin decreased 10 basis points from the prior year quarter primarily due to a decrease in generic price appreciation and the DOD contract renewal.

Operating income in Other increased 111.6%, or $50.4 million, from the prior year quarter primarily due to the February 2015 acquisition of MWI.

Total operating loss for the quarters ended December 31, 2015 and 2014 was driven by the significant Warrant expense resulting from the rise in our stock price during the quarters ended December 31, 2015 and 2014.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended December 31, 2015 and 2014 were as follows (in thousands):

	2015		2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$31,587	2.76%	$17,891	3.05%
Interest income	(708)	0.28%	(549)	0.17%
Interest expense, net	$30,879		$17,342

Interest expense, net, increased 78.1%, or $13.5 million, from the prior year quarter due to an increase of $2.1 billion in average borrowings primarily due to the February 2015 issuance of senior notes totaling $1.0 billion and the February 2015 and November 2015 variable-rate term loan borrowings to finance a portion of the MWI and PharMEDium acquisitions, respectively. Our average borrowing rate was lower during the current year quarter primarily as a result of the recent variable-rate financings, which bear interest at lower rates.

Income taxes were a benefit of $540.8 million in the quarter ended December 31, 2015 as compared to an expense of $92.9 million in the prior year quarter and were determined based on our taxable income. In November 2015, we received a private letter ruling from the Internal Revenue Service, which entitles us to an income tax deduction equal to the fair value of the Warrants on the date of exercise. As a result, we recognized a tax benefit adjustment of approximately $456 million, which represented the estimated tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015.  This tax benefit adjustment had a significant impact to our effective tax rate in the quarter ended December 31, 2015.  An additional tax benefit of approximately $173 million was recognized primarily related to the change in the fair value of the Warrants during the three months ended December 31, 2015.

Net income was $330.4 million in the quarter ended December 31, 2015 compared to a net loss of $199.9 million in the prior year quarter and was primarily due to the income tax benefit associated with the Warrants, as described above.

Liquidity and Capital Resources

The following table illustrates our debt structure at December 31, 2015, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note and the overdraft facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,712	$—
$400,000, 4.875% senior notes due 2019	398,543	—
$500,000, 3.50% senior notes due 2021	499,586	—
$500,000, 3.40% senior notes due 2024	498,812	—
$500,000, 3.25% senior notes due 2025	497,570	—
$500,000, 4.25% senior notes due 2045	499,094	—
Total fixed-rate debt	2,993,317	—

Variable-Rate Debt:
Term loans	1,500,000	—
Multi-currency revolving credit facility due 2020	—	1,400,000
Receivables securitization facility due 2018	—	950,000
Revolving credit note	—	75,000
Overdraft facility (£20,000)	8,412	21,060
Total variable-rate debt	1,508,412	2,446,060
Total debt	$4,501,729	$2,446,060

Along with our cash balances, our aggregate availability under our multi-currency revolving credit facility, our receivables securitization facility, our revolving credit note, and our overdraft facility provide us sufficient sources of capital to fund our working capital requirements and other strategic initiatives. We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. Our cash balance in the quarter ended December 31, 2015 needed to be supplemented by intra-period credit facility borrowings to cover a portion of the purchase price of PharMEDium in advance of securing long-term financing and to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolver and securitization credit facilities that was outstanding at any one time during the quarter ended December 31, 2015 was $1,018.2 million. All but $8.4 million of the $1,755.3 million of cumulative intra-period borrowings under our credit facilities during the quarter ended December 31, 2015 were repaid by the end of the quarter.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in November 2020, (the “Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 69 basis points to 110 basis points over LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over LIBOR / EURIBOR / Bankers Acceptance

Stamping Fee at December 31, 2015). Additionally, interest on borrowings denominated in Canadian dollars may accrue at either the Canadian prime rate or the CDOR rate. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (9 basis points at December 31, 2015). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, which we are compliant with as of December 31, 2015.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program at December 31, 2015.

We have a $950 million receivables securitization facility (“Receivables Securitization Facility”), which expires in November 2018. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, which we are compliant with as of December 31, 2015.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note (“Revolving Credit Note”). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also have an uncommitted U.K. overdraft facility (“Overdraft Facility”), which allows us to borrow up to £20 million to fund short term normal trading cycle fluctuations related to our MWI business. The Overdraft Facility expires in November 2016.

In February 2015, we entered into a variable-rate term loan (“February 2015 Term Loan”), which matures in 2020. In fiscal 2015, we elected to make principal payments of $500 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin or a LIBOR plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over a LIBOR (100 basis points at December 31, 2015) and 0 to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant with as of December 31, 2015.

In November 2015, we entered into a $1.0 billion variable-rate term loan (the “November 2015 Term Loan”), which matures in 2020. The November 2015 Term Loan is subject to quarterly principal payments of $25 million on the last business day of each March, June, September and December, commencing in March 2016. The remaining unpaid principal amount of the November 2015 Term Loan is due on the maturity date. The November 2015 Term Loan will bear interest at a rate equal either to a base rate, plus a margin, or a LIBOR, plus a margin. The margin will be based on our public debt ratings and ranges from 0 basis points to 25 basis points over a base rate, and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at December 31, 2015). The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of December 31, 2015. We used the proceeds from the November 2015 Term Loan to finance a portion of the cash consideration paid in connection with the acquisition of PharMEDium.

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

In August 2013, our board of directors approved a program allowing us to purchase up to $750 million in shares of our common stock, subject to market conditions. During the quarter ended December 31, 2015, none of our common stock was purchased under this share repurchase program. As of December 31, 2015, we had $274.5 million of availability remaining on the $750 million repurchase program.

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

Subsequently, we amended certain of the Capped Calls to increase their “cap” price to continue to address the potentially dilutive effect of the Warrants. We paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the warrants that become exercisable in 2016.

In fiscal 2014 and 2015, we purchased $1,774.1 million of our common stock under special share repurchase programs as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplement our previously executed warrant hedging strategy.

In March 2015, we supplemented our hedging strategy by entering into a contract with a financial institution pursuant to which it has executed a series of issuer call options (“Call Options”). The Call Options give us the right to buy shares of our common stock subject to the Warrants at specified prices between April 2015 and October 2015. In total, we purchased Call Options on six million shares of our common stock for a total premium of $80.0 million. In the three months ended December 31, 2015, we exercised 1.3 million of the Call Options for $118.6 million, which reduced the availability under our special share repurchase programs.

In September 2015, our board of directors approved a new special share repurchase program allowing us to repurchase up to $2.4 billion in shares of our common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants as part of our warrant hedging strategy. During the quarter ended December 31, 2015, we purchased $118.6 million of our common stock under this program (all under the Call Options). As of December 31, 2015, we had $2,157.3 million of availability remaining on this program.

Based on the closing price of our Common Stock on December 31, 2015, the Capped Calls associated with the Warrants exercisable in 2016 would have covered approximately 51% of the shares subject to the Warrants and the Capped Calls associated with the Warrants exercisable in 2017 would have covered approximately 46% of the shares subject to the Warrants. Adding the shares repurchased through December 31, 2015 under the special share repurchase programs, we would have covered 100% of the Warrants exercisable in 2016 and approximately 85% of the Warrants exercisable in 2017. For every five dollar increase in the price of our Common Stock, the coverage provided by the Capped Calls on each Warrant will decrease by approximately two percent, and for every five dollar decrease in the price of our Common Stock, the coverage provided by the Capped Calls on each Warrant will increase by approximately two percent.

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

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  In the quarter ended December 31, 2015, we used a $1.0 billion variable rate term loan to finance a portion of the PharMEDium acquisition price. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at December 31, 2015.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $978.1 million in cash and cash equivalents at December 31, 2015. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of December 31, 2015, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$44.5 million outstanding note that we received in conjunction with the sale of a Canadian business in May 2013.

Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to WBA and the related tax benefit. As of December 31, 2015, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $45 million and a one percent change in volatility, holding other assumptions constant, would have no impact on the fair value of the Warrants.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$5,728,500	$227,725	$1,028,276	$1,801,749	$2,670,750
Operating leases	384,404	77,890	126,532	86,978	93,004
Other commitments	83,657	39,669	40,636	3,352	—
Total	$6,196,561	$345,284	$1,195,444	$1,892,079	$2,763,754

We outsource to IBM Global Services a portion of our corporate and ABDC data center operations. The remaining commitment under our arrangement, which expires in June 2018, is approximately $66.7 million as of December 31, 2015, of which $33.5 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above table.

Our liability for uncertain tax positions was $51.9 million (including interest and penalties) as of December 31, 2015. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the quarter ended December 31, 2015, our operating activities provided $750.8 million of cash in comparison to cash provided of $897.0 million in the prior year quarter. Cash provided by operations during the quarter ended December 31, 2015 was principally the result of net income of $330.4 million and an increase in accounts payable, accrued expenses, and income taxes of $1.5 billion, offset, in part by an increase in merchandise inventories of $1.1 billion. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. We also increased our merchandise inventories at December 31, 2015 to support the increase in business volume and, consistent with prior years, due to seasonal needs.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Quarter ended December 31,
	2015	2014
Days sales outstanding	20.8	18.8
Days inventory on hand	29.5	30.4
Days payable outstanding	55.0	48.4

The increase in days payable outstanding from the prior year quarter has benefited from the increase in purchases of generic pharmaceuticals, which have longer payment terms than brand-name pharmaceuticals.

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash uses during the quarter ended December 31, 2015 included $33.6 million of interest payments and $3.0 million of income tax payments, net of refunds.

During the quarter ended December 31, 2014, our operating activities provided $897.0 million of cash. Cash provided by operations during the quarter ended December 31, 2014 was principally the result of an increase in accounts payable, accrued expenses, and income taxes of $3.5 billion and non-cash items of $420.8 million, offset, in part, by the net loss of $199.9 million, an increase in merchandise inventories of $2.1 billion and an increase in accounts receivable of $766.7 million.  Accounts receivable increased from September 30, 2014, reflecting our increased revenue volume, including additional sales to WBA.  Our accounts receivable balance was also favorably impacted by the timing of cash receipts from our customers.  We also increased our merchandise inventories at December 31, 2014 to support the increase in volume and, consistent with prior years, due to seasonal needs.  The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

Capital expenditures for the quarter ended December 31, 2015 and 2014 were $90.1 million and $52.6 million, respectively. Significant capital expenditures in the quarter ended December 31, 2015 included technology initiatives, including costs related to the development of track-and-trace technology, costs associated with expanding distribution capacity, and expansion of support facilities. We currently expect to spend approximately $400 million for capital expenditures during fiscal 2016. Significant capital expenditures in the quarter ended December 31, 2014 included technology initiatives, including costs related to the further development of our enterprise resource planning (“ERP”) system, costs associated with building our national distribution center, and expansion of support facilities.

Net cash provided by financing activities in fiscal 2015 included $1.0 billion of borrowings under our November 2015 Term Loan. We used the proceeds from this financing activity to fund a portion of our November 2015 acquisition of PharMEDium.

During the quarters ended December 31, 2015 and 2014, we paid $118.6 million and $300.2 million, respectively, for purchases of our common stock.

In November 2014, our board of directors increased the quarterly cash dividend by 23% from $0.235 per share to $0.29 per share.  In November 2015, our board of directors increased the quarterly cash dividend by 17% from $0.29 per share to $0.34 per share.  We anticipate that we will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: competition; industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; price inflation in branded and generic pharmaceuticals, and price deflation in generics; declining economic conditions in the United States and abroad; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes in any of the economic models used by any of our suppliers to set pricing and/or other terms for the purchase of pharmaceuticals; interest rate and foreign currency exchange rate fluctuations; the disruption of AmerisourceBergen’s cash flow and ability to return value to its stockholders in accordance with its past practices; risks associated with the strategic, long-term relationship between Walgreen Boots Alliance, Inc. and AmerisourceBergen, including with respect to the pharmaceutical distribution agreement and/or the global sourcing arrangement;  risks associated with the potential impact on AmerisourceBergen’s earnings per share resulting from the issuance of the warrants to subsidiaries of Walgreen Boots Alliance, Inc. (the “Warrants”); AmerisourceBergen’s inability to fully implement its hedging strategy to mitigate the potentially dilutive effect of the issuance of its common stock in accordance with the Warrants under its special share repurchase program due to its financial performance, the current and future share price of its common stock, its expected cash flows, competing priorities for capital, and overall market conditions; changes in the United States healthcare and regulatory environment; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; increased federal scrutiny and qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation; material adverse resolution of pending legal proceedings; declining reimbursement rates for pharmaceuticals; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of MWI and PharMEDium, or the inability to capture all of the anticipated synergies related thereto; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen’s tax positions and/or AmerisourceBergen’s tax liabilities or adverse resolution of challenges to AmerisourceBergen’s tax positions; natural disasters or other unexpected events that affect AmerisourceBergen’s operations; the impairment of goodwill or other intangible assets, resulting in a charge to earnings; errors in the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting AmerisourceBergen’s business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2016, excluding PharMEDium, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of PharMEDium on AmerisourceBergen’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.  Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended September 30, 2015 to which reference is made herein.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,275,000	$93.00	1,275,000	$2,431,828,347
November 1 to November 30	190,135	$95.88	—	$2,431,828,347
December 1 to December 31	—	$—	—	$2,431,282,347
Total	1,465,135		1,275,000

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

2.1

Agreement and Plan of Merger, dated as of October 5, 2015, by and among PharMEDium Healthcare Holdings, Inc., the Registrant, Paris Acquisition Corp. and Clayton, Dubilier & Rice LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2015).

3.1	Amended and Restated Bylaws of the Registrant, dated as of November 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2015).

10.1

Omnibus Amendment, dated November 4, 2015 to (i) the Amended and Restated Receivables Purchase Agreement, dated as of April 29, 2010, as amended, among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchaser Agents and Purchasers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator and (ii) the Receivables Sale Agreement, dated as of July 10, 2003, as amended, among AmeriSource Receivables Financial Corporation as Buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2015).

10.2

Term Loan Credit Agreement, dated as of November 13, 2015, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2015).

10.3

Fifth Amendment and Restatement Agreement, dated as of November 13, 2015, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2015).

10.4

Amendment No. 1 to Term Loan Credit Agreement, dated as of November 25, 2015, among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 4, 2016	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

February 4, 2016	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1

Agreement and Plan of Merger, dated as of October 5, 2015, by and among PharMEDium Healthcare Holdings, Inc., the Registrant, Paris Acquisition Corp. and Clayton, Dubilier & Rice LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2015).

3.1	Amended and Restated Bylaws of the Registrant, dated as of November 12, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2015).

10.1

Omnibus Amendment, dated November 4, 2015 to (i) the Amended and Restated Receivables Purchase Agreement, dated as of April 29, 2010, as amended, among AmeriSource Receivables Financial Corporation, as Seller, AmerisourceBergen Drug Corporation, as Servicer, the Purchaser Agents and Purchasers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrator and (ii) the Receivables Sale Agreement, dated as of July 10, 2003, as amended, among AmeriSource Receivables Financial Corporation as Buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2015).

10.2

Term Loan Credit Agreement, dated as of November 13, 2015, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2015).

10.3

Fifth Amendment and Restatement Agreement, dated as of November 13, 2015, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2015).

10.4

Amendment No. 1 to Term Loan Credit Agreement, dated as of November 25, 2015, among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.