Form 10-Q
period 2016-03-31
AMERISOURCEBERGEN CORP
filed 2016-05-05
CIK 1140859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO___________

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2016 was 215,854,745.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(in thousands, except share and per share data)	2016	2015
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,525,287	$2,167,442
Accounts receivable, less allowances for returns and doubtful accounts: $891,370 at March 31, 2016 and $899,764 at September 30, 2015	8,766,994	8,222,951
Merchandise inventories	10,644,586	9,755,094
Prepaid expenses and other	133,201	189,001
Total current assets	22,070,068	20,334,488

Property and equipment, at cost:
Land	40,328	39,499
Buildings and improvements	469,231	413,854
Machinery, equipment and other	1,603,278	1,449,545
Total property and equipment	2,112,837	1,902,898
Less accumulated depreciation	(1,018,126)	(923,647)
Property and equipment, net	1,094,711	979,251

Goodwill and other intangible assets	9,028,488	6,123,944
Other assets	302,088	298,474

TOTAL ASSETS	$32,495,355	$27,736,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,986,172	$20,886,439
Accrued expenses and other	665,185	679,309
Short-term debt	119,553	—
Total current liabilities	23,770,910	21,565,748

Long-term debt	4,368,586	3,493,048
Deferred income taxes	2,041,191	1,954,205
Other liabilities	123,506	89,636

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 276,520,775 shares and 224,001,276 shares at March 31, 2016, respectively, and 274,991,824 shares and 206,891,873 shares at September 30, 2015, respectively	2,765	2,750
Additional paid-in capital	4,079,676	3,736,477
Retained earnings	1,974,306	1,181,623
Accumulated other comprehensive loss	(102,184)	(136,333)
Treasury stock, at cost: 52,519,499 shares at March 31, 2016 and 68,099,951 shares at September 30, 2015	(3,763,401)	(4,150,997)
Total stockholders’ equity	2,191,162	633,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,495,355	$27,736,157

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share data)	2016	2015	2016	2015

Revenue	$35,698,357	$32,669,267	$72,407,403	$66,257,869
Cost of goods sold	34,623,026	31,757,291	70,367,195	64,593,594
Gross profit	1,075,331	911,976	2,040,208	1,664,275
Operating expenses:
Distribution, selling and administrative	522,760	442,443	1,051,056	858,934
Depreciation	51,471	45,699	100,813	89,472
Amortization	39,841	10,506	71,937	16,030
Warrants	(503,946)	752,706	(36,571)	1,124,111
Employee severance, litigation and other	17,617	24,871	36,485	28,374
Pension settlement	(1,124)	—	47,607	—
Operating income (loss)	948,712	(364,249)	768,881	(452,646)
Other (income) loss	(756)	11,405	(1,066)	12,719
Interest expense, net	33,113	22,946	63,992	40,288
Income (loss) from operations before income taxes	916,355	(398,600)	705,955	(505,653)
Income tax expense (benefit)	312,220	114,790	(228,557)	207,684
Net income (loss)	$604,135	$(513,390)	$934,512	$(713,337)

Earnings per share:
Basic	$2.91	$(2.33)	$4.51	$(3.24)
Diluted	$2.68	$(2.33)	$4.13	$(3.24)

Weighted average common shares outstanding:
Basic	207,858	220,243	207,017	219,854
Diluted	225,450	220,243	226,082	219,854

Cash dividends declared per share of common stock	$0.34	$0.29	$0.68	$0.58

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$604,135	$(513,390)	$934,512	$(713,337)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	13,911	(18,108)	3,477	(26,838)
Pension plan adjustment, net of tax of $19,054	—	—	31,538	—
Other	(281)	3,250	(866)	3,299
Total other comprehensive income (loss)	13,630	(14,858)	34,149	(23,539)
Total comprehensive income (loss)	$617,765	$(528,248)	$968,661	$(736,876)

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
(in thousands)	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$934,512	$(713,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	109,796	89,436
Amortization, including amounts charged to interest expense	75,144	18,394
Provision (benefit) for doubtful accounts	8,065	(606)
Benefit for deferred income taxes	(292,154)	(5,717)
Warrants (income) expense	(36,571)	1,124,111
Share-based compensation	39,787	33,408
Pension settlement	47,607	—
Loss on sale of business	—	7,814
Other	(193)	(3,587)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(472,074)	(810,902)
Merchandise inventories	(853,077)	(611,235)
Prepaid expenses and other assets	17,642	(54,138)
Accounts payable, accrued expenses, and income taxes	2,028,560	2,566,923
Other liabilities	23,542	(1,880)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,630,586	1,638,684
INVESTING ACTIVITIES
Capital expenditures	(180,012)	(105,201)
Cost of acquired companies, net of cash acquired	(2,731,356)	(2,603,918)
Proceeds from sale of business	—	18,498
Proceeds from sale of investment securities available-for-sale	88,829	—
Purchases of investment securities available-for-sale	(41,136)	—
Other	(10,878)	1,168
NET CASH USED IN INVESTING ACTIVITIES	(2,874,553)	(2,689,453)
FINANCING ACTIVITIES
Long-term debt borrowings	1,000,000	1,996,390
Long-term debt repayments	(25,000)	—
Borrowings under revolving and securitization credit facilities	8,237,792	33,076
Repayments under revolving and securitization credit facilities	(8,217,849)	(18,685)
Purchases of common stock	(436,804)	(316,480)
Exercises of warrants	1,168,891	—
Exercises of stock options, including excess tax benefits of $0 and $66,032 in fiscal 2016 and 2015, respectively	37,285	141,895
Cash dividends on common stock	(141,829)	(128,119)
Purchases of call options	—	(100,000)
Debt issuance costs and other	(20,674)	(28,842)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,601,812	1,579,235
INCREASE IN CASH AND CASH EQUIVALENTS	357,845	528,466
Cash and cash equivalents at beginning of period	2,167,442	1,808,513
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,525,287	$2,336,979

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the interim periods ended March 31, 2016 and 2015 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior-period amounts in order to conform to the current year presentation.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 — Revenue Recognition, and most industry-specific guidance throughout the Codification.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods.  In July 2015, the Financial Accounting Standards Board deferred the effective date of ASU 2014-09 by one year.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) — Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09. Entities are permitted to adopt the standards as early as the original public entity effective date of ASU 2014-09, and either full or modified retrospective application is required. The Company has not yet selected an adoption date or a transition method and is currently evaluating the impact of adopting this new accounting guidance.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 is the result of the Financial Accounting Standards Board’s simplification initiative intended to improve U.S. GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information. ASU 2015-03 specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 will require the Company to

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated condensed balance sheets. ASU 2015-03 will have no effect on the Company’s results of operations or liquidity.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 is the result of the FASB’s simplification initiative intended to improve U.S. GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  The guidance does not change the existing requirement that prohibits companies from offsetting deferred tax liabilities from one jurisdiction against deferred assets of another jurisdiction.  ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  During the quarter ended March 31, 2016, the Company early adopted ASU 2015-17, which resulted in the reclassification of $1,135.0 million from current deferred income taxes to long-term deferred income taxes on the September 30, 2015 Consolidated Balance Sheet.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (“ASU 2016-02”).” ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Entities are permitted to adopt the standard early, and a modified retrospective application is required. The Company is currently evaluating the impact of adopting this new accounting guidance.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).” ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  Entities are permitted to adopt the standard early in any interim or annual period. The Company is currently evaluating the impact of adopting this new accounting guidance.

As of March 31, 2016, there were no other recently issued accounting standards that will have a material impact on the Company’s financial position or results of operations upon their adoption.

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

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the corresponding deferred taxes, as well as the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $1.8 billion, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, and accounts payable acquired was $63.2 million, $43.1 million and $22.8 million, respectively. The estimated fair value of the intangible assets acquired of $1.1 billion consisted of customer relationships of $882.7 million, trade name of $167.6 million, and software technology of $52.6 million. The Company established an estimated deferred tax liability of $358.1 million primarily in connection with the intangible assets acquired. The Company is amortizing the estimated fair values of the acquired customer relationships and trade name over their estimated useful lives of 15 years. The estimated fair value of the acquired software technology is being amortized over its estimated useful life of 10 years. Goodwill and intangible assets resulting from the acquisition are not expected to be deductible for income tax purposes.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of March 31, 2016, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $61.4 million ($45.6 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $8.5 million of interest and penalties, which the Company records in income tax expense.  During the six months ended March 31, 2016, unrecognized tax benefits increased by $8.6 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $5.2 million.

In March 2013, the Company issued Warrants (as defined in Note 6) in connection with various agreements and arrangements with Walgreens Boots Alliance, Inc. (“WBA”), as successor in interest to Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”). At that time, the Company determined that the Warrants had a fair value of $242.4 million on the date of issuance, which approximated the tax deductible amount that would be deducted ratably on the Company’s income tax return over the 10-year term of the various agreements, and that any value in excess of the initial fair value of the Warrants on the date of issuance would not be tax deductible. In November 2015, the Company received a private letter ruling from the Internal Revenue Service, which entitles it to an income tax deduction equal to the fair value of the Warrants on the date of exercise.  As a result, the Company recorded a deferred tax asset and recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015.  This tax benefit adjustment had a significant impact to the Company’s effective tax rate in the six months ended March 31, 2016.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2016 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2015	$2,418,806	$1,712,019	$4,130,825
Goodwill recognized in connection with acquisitions	1,832,114	18,195	1,850,309
Foreign currency translation	—	(635)	(635)
Goodwill at March 31, 2016	$4,250,920	$1,729,579	$5,980,499

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of other intangible assets (in thousands):

	March 31, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$685,009	—	$685,009	$684,966	$—	$684,966
Finite-lived intangibles: Customer relationships	2,324,207	(206,783)	2,117,424	1,421,230	(146,227)	1,275,003
Trade names and other	305,123	(59,567)	245,556	81,241	(48,091)	33,150
Total other intangible assets	$3,314,339	$(266,350)	$3,047,989	$2,187,437	$(194,318)	$1,993,119

Amortization expense for finite-lived intangible assets was $71.9 million and $16.0 million in the six months ended March 31, 2016 and 2015, respectively.  Amortization expense for finite-lived intangible assets is estimated to be $152.5 million in fiscal 2016, $157.9 million in fiscal 2017, $155.6 million in fiscal 2018, $152.6 million in fiscal 2019, $149.3 million in fiscal 2020, and $1,667.1 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Debt

Debt consisted of the following (in thousands):

	March 31,	September 30,
	2016	2015

Multi-currency revolving credit facility due 2020	$—	$—
Receivables securitization facility due 2018	—	—
Revolving credit note	—	—
Overdraft facility	19,553	—
Term loans	1,475,000	500,000
$600,000, 1.15% senior notes due 2017	599,766	599,658
$400,000, 4.875% senior notes due 2019	398,630	398,456
$500,000, 3.50% senior notes due 2021	499,604	499,568
$500,000, 3.40% senior notes due 2024	498,848	498,777
$500,000, 3.25% senior notes due 2025	497,637	497,503
$500,000, 4.25% senior notes due 2045	499,101	499,086
Total debt	$4,488,139	$3,493,048
Less current portion	119,553	—
Total, net of current portion	$4,368,586	$3,493,048

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in November 2020 (“Multi-Currency Revolving Credit Facility”), with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 69 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2016) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (9 basis points at March 31, 2016). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2016.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program as of March 31, 2016.

The Company has a $950 million receivables securitization facility (“Receivables Securitization Facility”), which expires in November 2018. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2016.

The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note (“Revolving Credit Note”).  The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice.  The Company also has an uncommitted U.K. overdraft facility (“Overdraft Facility”) to fund short term normal trading cycle fluctuations related to its MWI business. In February 2016, the Company amended the Overdraft Facility to extend the maturity date from November 2016 to February 2021 and increase the borrowing capacity from £20 million to £30 million.

In February 2015, the Company entered into a $1.0 billion variable-rate term loan (“February 2015 Term Loan”), which matures in 2020. In fiscal 2015, the Company elected to make principal payments of $500 million on the February 2015 Term Loan, and as a result, the Company’s next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or a LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over a LIBOR (100 basis points at March 31, 2016) and 0 to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2016.

In November 2015, the Company entered into a $1.0 billion variable-rate term loan (“November 2015 Term Loan”), which matures in 2020. The November 2015 Term Loan is subject to quarterly principal payments of $25 million on the last business day of each March, June, September and December, commencing in March 2016. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or a LIBOR, plus a margin.  The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at March 31, 2016) and 0 basis points to 25 basis points over a base rate.  The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2016.

Note 6.  Stockholders’ Equity and Earnings per Share

In November 2015, the Company’s board of directors increased the quarterly cash dividend by 17% from $0.29 per share to $0.34 per share.

In August 2013, the Company’s board of directors authorized a share repurchase program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions.  During the six months ended March 31, 2016, the Company purchased 1.1 million shares of its common stock for a total of $100.0 million under this program.  The Company had $174.5 million of availability remaining under this share repurchase program as of March 31, 2016.

In March 2013, the Company and Walgreens Boots Alliance, Inc. (“WBA”) entered into various agreements and arrangements pursuant to which subsidiaries of WBA were granted the right to purchase a minority equity position in the Company, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of the Company’s common stock in open market transactions (approximately 7% of the Company’s common stock on a fully diluted basis as of the date of issuance of the Warrants described below, assuming their exercise in full).  In connection with these arrangements, wholly-owned subsidiaries of WBA were issued (a) warrants to purchase up to an aggregate of 22,696,912 shares of the Company’s common stock at an exercise price of $51.50 per share, exercisable during a six-month period beginning in March 2016 (the “2016 Warrants”), and (b) warrants to purchase up to 22,696,912 shares of the Company’s common stock at an exercise price of $52.50 per share, exercisable during a six-month period beginning in March 2017 (the “2017 Warrants” and, together with the 2016 Warrants, the “Warrants”).

In June 2013, the Company commenced its hedging strategy by entering into a contract with a financial institution pursuant to which it executed a series of issuer capped call option transactions (“Capped Calls”).  The Capped Calls give the Company the right to buy shares of its common stock subject to the Warrants at specified prices at maturity. The Capped Calls are subject to a “cap” price.  If the Company’s share price exceeds the “cap” price in the Capped Calls at the time the Capped Calls are exercised, the number of shares that will be delivered to the Company under the Capped Calls will be reduced accordingly. This hedge transaction was completed in January 2014, and included the purchase of Capped Calls on a total of 27.2 million shares of the Company’s common stock for a total premium of $368.7 million.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequently, the Company amended certain of the Capped Calls to increase their “cap” price to continue to address the dilutive effect of the Warrants.  The Company paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the 2016 Warrants.  The Capped Calls permit the Company to acquire shares of its common stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017.  The Capped Calls permit net share settlement, which is limited by caps on the market price of the Company’s common stock.  The Company has accounted for the Capped Calls as equity contracts and therefore the above premiums were recorded as a reduction to paid-in capital.

In fiscal 2014 and 2015, the Company purchased 18.8 million shares of its common stock for a total of $1,774.1 million under special share repurchase programs to further mitigate the dilutive effect of the Warrants and supplement the Company’s previously executed warrant hedging strategy.

In March 2015, the Company supplemented its hedging strategy by entering into a contract with a financial institution pursuant to which it executed a series of issuer call options (“Call Options”).  The Call Options gave the Company the right to buy shares of its common stock subject to the Warrants at specified prices between April 2015 and October 2015.  In total, the Company purchased Call Options on six million shares of its common stock for a total premium of $80.0 million.  The Company accounted for the Call Options as equity contracts and therefore, the above premium was recorded as a reduction to paid-in capital.

In September 2015, the Company’s board of directors authorized a new special share repurchase program allowing the Company to purchase up to $2.4 billion in shares of its common stock, subject to market conditions. During the six months ended March 31, 2016, the Company purchased 5.9 million shares (all under the Call Options and Capped Calls) of its common stock for a total of $360.2 million under this program, which included $23.4 million of purchases that cash settled in April 2016. The Company had $1,915.7 million of availability remaining under this special share repurchase program as of March 31, 2016. In April 2016, the Company purchased 8.4 million shares (all under the Capped Calls) of its common stock for a total of $459.8 million under this program. Availability under the new special share repurchase program is reduced by share repurchases, if any, of the Company’s common stock on the open market under the special program, as well as share repurchases due to the Company’s exercise of Call Options and/or Capped Calls.

In March 2016, the 2016 Warrants were exercised by WBA for $1,168.9 million in cash. The shares issued for the 2016 Warrants were from the Company’s treasury stock on a first-in, first-out basis, and were originally purchased for $866.0 million. The Company recognized a reissuance gain in paid-in capital of $302.9 million. The earnings per share dilutive effect of the 2016 Warrants was fully mitigated by the Company hedging a portion of its obligation to deliver common stock with a financial institution and repurchasing additional shares of its common stock under special share repurchase programs for the Company’s own account over time (see above).

The following table illustrates the dilutive impact of the Warrants based on the closing price of the Company’s common stock on March 31, 2016:

(in thousands)	2016 Warrants	2017 Warrants
Warrants Exercised	22,697	—
Warrants Exercisable	—	22,697

Shares repurchased under special share repurchase programs through March 31, 2016	22,697	2,015
Shares repurchased under special share repurchase programs in April 2016	—	8,432
Shares expected to be repurchased under remaining Capped Calls	—	12,550
Total repurchases	22,697	22,997

Warrants Coverage	100%	101%

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company valued the Warrants as of their March 18, 2013 date of issuance and revised the valuation each subsequent quarter.  As of March 31, 2016, the 2017 Warrants (with an exercise price of $52.50) were valued at $33.16 per share.  In total, the 2017 Warrants were valued at $752.6 million as of March 31, 2016.  Refer to “Critical Accounting Policies and Estimates — Warrants” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a more detailed description of the accounting for the Warrants.

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

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2016	2015	2016	2015
Weighted average common shares outstanding - basic	207,858	220,243	207,017	219,854
Dilutive effect of stock options, restricted stock, and restricted stock units	3,421	—	3,639	—
Dilutive effect of Warrants	14,171	—	15,426	—
Weighted average common shares outstanding - diluted	225,450	220,243	226,082	219,854

The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the three and six months ended March 31, 2016 were 2.3 million and 1.9 million, respectively, and 17.4 million and 16.0 million for the three and six months ended March 31, 2015, respectively.

Note 7. Related Party Transactions

As a result of WBA’s exercise of the 2016 Warrants (see Note 6), it owns more than 10% of the Company’s common stock, and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement, pursuant to which the Company distributes branded and generic pharmaceutical products to WBA and an agreement that provides the Company the ability to access generics and related pharmaceutical products through a global sourcing arrangement with Walgreens Boots Alliance Development GmbH. The Company recently extended both of these agreements for three years to now expire in 2026.

Revenue from the various agreements and arrangements with WBA was $10.7 billion and $21.7 billion in the three and six months ended March 31, 2016, respectively, and $9.9 billion and $20.0 billion in the three and six months ended March 31, 2015, respectively. The Company’s receivable from WBA (net of incentives owed to it) was $3.2 billion and $3.1 billion at March 31, 2016 and September 30, 2015, respectively.

Note 8. Pension Plan

The Company approved the termination, effective August 1, 2014, of the salaried defined benefit pension plan, under which approximately 3,200 participants, including 500 active employees, had accrued benefits.  In fiscal 2015, the Company obtained regulatory approval from the Internal Revenue Service to settle the plan.

In December 2015, the Company completed the settlement of plan benefits through the combination of lump-sum distributions to participants and the purchase of a nonparticipating annuity contract, which transferred the remaining obligation from the plan. Plan assets were sufficient to satisfy the obligations of the plan. During the six months ended March 31, 2016, the Company recorded a pension settlement charge of $47.6 million, which primarily consisted of the recognition of unrecognized actuarial losses that were included in accumulated other comprehensive income, net of the related deferred tax assets.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Since fiscal 2012, the Company and AmerisourceBergen Specialty Group (“ABSG”) have been responding to subpoenas from the United States Attorney’s Office for the Eastern District of New York (“USAO-EDNY”) requesting production of documents and information relating to ABSG’s oncology distribution center and former pharmacy in Dothan, Alabama (including the practices and procedures of the former pharmacy’s pre-filled syringe program), its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related in whole or in part to one or more of the qui tam actions that remain under seal. The Company recently received another subpoena from the USAO-EDNY and continues to produce documents and engage in dialogue with the USAO-EDNY.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

State Proceedings

In June 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed complaints, which have been amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations.  West Virginia is seeking monetary damages and injunctive and other equitable relief.  On April 6, 2015, ABDC filed a motion to dismiss, which was subsequently denied on September 8, 2015. On October 23, 2015, ABDC, together with all other defendants, filed a writ of prohibition to the Supreme Court of Appeals of West Virginia. On October 30, 2015, ABDC filed an answer to West Virginia’s second amended complaint. The writ of prohibition filed on October 23, 2015 was denied on January 5, 2016.  Trial is currently scheduled for October, 2016.  ABDC is vigorously defending itself and cannot predict the outcome of this matter.

Note 10.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  During the six months ended March 31, 2016, the Company recognized gains of $12.8 million relating to the above-mentioned class action lawsuits.  During the three and six months ended March 31, 2015, the Company recognized $21.5 million relating to the above-mentioned class action lawsuits.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 11.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at March 31, 2016 and September 30, 2015 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $900.0 million of investments in money market accounts as of March 31, 2016. The Company had no investments in money market accounts as of September 30, 2015.

The Company had $38.2 million of investment securities available-for-sale, none of which are within cash and cash equivalents, at March 31, 2016.  The Company had $213.1 million of investment securities available-for-sale, $126.9 million of which were within cash and cash equivalents, at September 30, 2015.  The fair value of the investments was based on inputs other than quoted prices, otherwise known as Level 2 inputs.  The investments held as of March 31, 2016 consist of fixed-income securities with

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

maturities ranging from November 2016 to July 2017.  The amortized cost of the investments was $38.2 million and $213.1 million at March 31, 2016 and September 30, 2015, respectively.

The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of March 31, 2016 were $4,368.6 million and $4,439.8 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2015 were $3,493.0 million and $3,515.1 million, respectively.  The fair value of long-term debt was determined based on quoted market prices, otherwise known as Level 2 inputs.

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

The following tables illustrate reportable segment information for the three and six months ended March 31, 2016 and 2015 (in thousands):

	Revenue
	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015
Pharmaceutical Distribution	$34,165,733	$31,762,523	$69,360,412	$64,745,247
Other	1,599,805	986,069	3,177,620	1,682,070
Intersegment eliminations	(67,181)	(79,325)	(130,629)	(169,448)
Revenue	$35,698,357	$32,669,267	$72,407,403	$66,257,869

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Segment Operating Income
	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015
Pharmaceutical Distribution	$498,395	$488,574	$877,954	$878,976
Other	93,956	64,150	189,521	109,316
Total segment operating income	$592,351	$552,724	$1,067,475	$988,292

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reconciles total segment operating income to income (loss) from operations before income taxes (in thousands):

	Income (Loss) From
	Operations Before Income Taxes
	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015
Total segment operating income	$592,351	$552,724	$1,067,475	$988,292
Gains on antitrust litigation settlements	7	21,483	12,798	21,483
LIFO expense	(92,379)	(151,144)	(193,941)	(295,168)
Acquisition-related intangibles amortization	(38,720)	(9,735)	(69,930)	(14,768)
Warrants income (expense)	503,946	(752,706)	36,571	(1,124,111)
Employee severance, litigation and other	(17,617)	(24,871)	(36,485)	(28,374)
Pension settlement	1,124	—	(47,607)	—
Operating income (loss)	948,712	(364,249)	768,881	(452,646)
Other (income) loss	(756)	11,405	(1,066)	12,719
Interest expense, net	33,113	22,946	63,992	40,288
Income (loss) from operations before income taxes	$916,355	$(398,600)	$705,955	$(505,653)

Segment operating income is evaluated by the chief operating decision maker of the Company before gains on antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrants income (expense); employee severance, litigation and other; pension settlement; other (income) loss; and interest expense, net. All corporate office expenses are allocated to each operating segment.

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

Recent Developments

In March 2016, Walgreens Boots Alliance, Inc. (“WBA”) exercised the 2016 Warrants and purchased 22,696,912 shares of our common stock for $1,168.9 million. The earnings per share dilutive effect of the exercise of the 2016 Warrants was 100% mitigated by our hedging a portion of our obligation to deliver common stock with a financial institution and repurchasing additional shares of our common stock under special share repurchase programs for our own account over time.

We recently extended our ten-year pharmaceutical distribution agreement with WBA for three years to now expire in 2026. We also extended for three years the agreement that provides us the ability to access generics and related pharmaceutical products through a global sourcing arrangement with Walgreens Boots Alliance Development GmbH to now expire in 2026. Additionally, we agreed to make working capital investments over time related to our strategic relationship with WBA.

In May 2016, our board of directors authorized a new share repurchase program that, together with availability remaining under the existing share repurchase program, permits us to purchase up to $750 million in shares of our common stock, subject to market conditions.

Executive Summary

This executive summary provides highlights from the results of operations that follows:

•                  Revenue increased 9.3% from both the prior year quarter and six month period as a result of ABDC’s increased sales of brand and generic products, the strong revenue growth of ABSG and the addition of MWI, which was acquired in February 2015;

•                  Pharmaceutical Distribution gross profit increased 3.9% and 3.3% from the prior year quarter and six month period, respectively, as the result of the contribution from our recent PharMEDium acquisition, ABDC’s and ABSG’s revenue growth, and the incremental income from ABDC’s participation in the WBA global sourcing arrangement. Gross profit growth in the current year quarter and six month period was adversely impacted by lower generic price appreciation and the renewal of our contract with the Department of Defense (“DOD”) at less favorable terms;

•                  Total gross profit increased 17.9% and 22.6% from the prior year quarter and six month period, respectively, primarily due to the addition of MWI and a reduction in LIFO expense, which was $92.4 million and $193.9 million in the current year quarter and six month period, respectively, in comparison to $151.1 million and $295.2 million in the prior year quarter and six month period, respectively. The decrease in LIFO expense was primarily due to lower brand inflation and higher generic drug deflation;

•                  Distribution, selling, and administrative expenses increased 18.2% and 22.4% in the quarter and six month period, respectively, primarily due to the addition of MWI, and to a lesser extent, PharMEDium, and to support our revenue growth;

•                  Total operating expenses were impacted by Warrants. Warrants income was $503.9 million in the current year quarter compared to Warrants expense of $752.7 million in the prior year quarter. Warrants income was $36.6 million in the current year six month period compared to Warrants expense of $1,124.1 million in the prior year six month period. Warrants expense decreased significantly due to the decline in our stock price during the quarter ended March 31, 2016.  We also incurred a pension settlement charge during the six month period ended March 31, 2016 in connection with the settlement of our salaried defined benefit pension plan. In addition, depreciation and amortization expense increased $35.1 million and $67.2 million from the prior year quarter and six month period, respectively;

•                  Total segment operating income increased by 7.2% and 8.0% compared to the prior year quarter and six month period, respectively, primarily due to the additions of MWI and PharMEDium; and

•                  Income taxes were an expense of $312.2 million and a benefit of $228.6 million in the current year quarter and six month period, respectively, as compared to an expense of $114.8 million and $207.7 million in the prior year quarter and six month period, respectively. In November 2015, we received a private letter ruling from the Internal Revenue Service, which entitles us to an income tax deduction equal to the fair value of the Warrants at the date of exercise. As a result, we recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the value of the Warrants from the issuance date through September 30, 2015. This tax benefit adjustment had a significant impact to our effective tax rate in the six month period ended March 31, 2016. Our income tax rate has also been favorably impacted in fiscal 2016 due to the growth of our international service offerings.

Results of Operations

Revenue

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Pharmaceutical Distribution	$34,165,733	$31,762,523	7.6%	$69,360,412	$64,745,247	7.1%
Other	1,599,805	986,069	62.2%	3,177,620	1,682,070	88.9%
Intersegment eliminations	(67,181)	(79,325)	(15.3)%	(130,629)	(169,448)	(22.9)%
Revenue	$35,698,357	$32,669,267	9.3%	$72,407,403	$66,257,869	9.3%

Revenue increased by 9.3% from both the prior year quarter and six month period. See discussions below under “Pharmaceutical Distribution” and “Other” for commentary regarding our revenue growth.

We currently expect our revenue in fiscal 2016 to increase by approximately 8%. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, price increases and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 7.6% and 7.1% from the prior year quarter and six month period, respectively. Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. Intrasegment revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC facilities. Intrasegment revenues were $1.8 billion and $1.6 billion in the quarters ended March 31, 2016 and 2015, respectively, and $3.5 billion and $3.2 billion in the six months ended March 31, 2016 and 2015, respectively.

ABDC’s revenue of $29.1 billion and $59.2 billion in the quarter and six months ended March 31, 2016 increased 5.6% and 5.4%, respectively, from the prior year periods (before intrasegment eliminations). The increases in ABDC’s revenue were primarily due to overall market growth including sales to WBA. Revenue in the current year quarter was negatively impacted by lower sales of products that treat Hepatitis C.

ABSG’s revenue of $6.9 billion and $13.7 billion in the quarter and six months ended March 31, 2016 increased 18.5% and 16.5%, respectively, from the prior year periods (before intrasegment eliminations). The increases in ABSG’s revenue were due to the continued growth in our oncology business (including an increase in sales to community oncologists), in our blood products, vaccine and physician office distribution businesses, and increased sales in our third party logistics business.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2016, no significant contracts expired; however, one significant contract with a group purchasing organization was renewed, effective April 1, 2016, at less favorable terms. Over the next twelve months, the one significant contract scheduled to expire is our contract with Kaiser Permanente (“Kaiser”), which expires in June 2016. Our contract with Express Scripts, Inc. (“Express Scripts”) was scheduled to expire in September 2016; however, the current contract was recently extended for one year at the election of Express Scripts. Our revenue, results of operations, and cash flows may be negatively impacted if the Kaiser contract is not renewed or the terms of the renewed contract are less favorable than the existing contract. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Other

Revenue in Other increased 62.2% and 88.9% from the prior year quarter and six month period, respectively, primarily due to the revenue contribution from MWI.

Gross Profit

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Pharmaceutical Distribution	$882,209	$849,148	3.9%	$1,654,177	$1,601,204	3.3%
Other	285,494	192,489	48.3%	567,174	336,756	68.4%
Gains on antitrust litigation settlements	7	21,483		12,798	21,483
LIFO expense	(92,379)	(151,144)		(193,941)	(295,168)
Gross profit	$1,075,331	$911,976	17.9%	$2,040,208	$1,664,275	22.6%

Gross profit increased 17.9%, or $163.4 million, and 22.6%, or $375.9 million, from the prior year quarter and six month period, respectively. The increases were due to the increase in gross profit of Other, the increase in gross profit of Pharmaceutical Distribution, and the $58.8 million and $101.2 million decrease in LIFO expense from the prior year quarter and six month period, respectively. The decreases in LIFO expense were primarily due to lower brand inflation and higher generic drug deflation.

Pharmaceutical Distribution gross profit increased 3.9%, or $33.1 million, and 3.3%, or $53.0 million, from the prior year quarter and six month period, respectively. The increases were due to the contribution from our recent PharMEDium acquisition, an increase in income resulting from our participation in the WBA global sourcing arrangement, and the growth of our businesses. Gross profit growth in the current year quarter and six month period was adversely impacted by lower generic price appreciation and the renewal of our contract with the DOD at less favorable terms. As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.58% and 2.38% in the quarter and six months ended March 31, 2016 decreased 9 basis points from the prior year quarter and six month period. The decrease was primarily due to a decline in generic price appreciation, the DOD contract renewal, and increased sales to our larger customers that typically have a lower gross profit margin.

Gross profit in Other increased 48.3%, or $93.0 million, and 68.4%, or $230.4 million, from the prior year quarter and six month period, respectively. The increases were primarily due to the contribution from our February 2015 acquisition of MWI, and, to a lesser extent, the increase in ABCS’s revenue. As a percentage of revenue, gross profit margin in Other of 17.85% in the quarter ended March 31, 2016, decreased from 19.52% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 17.85% in the six months ended March 31, 2016, decreased from 20.02% in the prior year six month period. The decreases were primarily due to the addition of MWI and the increase in ABCS distribution revenue, both of which have lower gross profit margins in comparison to other businesses within Other.

No significant gains from antitrust litigation settlements with pharmaceutical manufacturers were recognized in the quarter ended March 31, 2016. We recognized gains of $21.5 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarter ended March 31, 2015. We recognized gains of $12.8 million and $21.5 million from antitrust litigation settlements with pharmaceutical manufacturers during the six months ended March 31, 2016 and 2015, respectively. The gains were recorded as reductions to cost of goods sold.

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

Operating Expenses

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Distribution, selling and administrative	$522,760	$442,443	18.2%	$1,051,056	$858,934	22.4%
Depreciation and amortization	91,312	56,205	62.5%	172,750	105,502	63.7%
Warrants	(503,946)	752,706		(36,571)	1,124,111
Employee severance, litigation and other	17,617	24,871		36,485	28,374
Pension settlement charge	(1,124)	—		47,607	—
Total operating expenses	$126,619	$1,276,225		$1,271,327	$2,116,921

Distribution, selling and administrative expenses increased 18.2%, or $80.3 million, from the prior year quarter, and increased 22.4%, or $192.1 million, from the prior six month period, primarily due to our February 2015 acquisition of MWI, and to a lesser extent, our November 2015 acquisition of PharMEDium. As a percentage of revenue, distribution, selling and administrative expenses were 1.46% and 1.45% in the current year quarter and six month period, respectively, and represent an increase of 11 basis points and 15 basis points in comparison to the prior year quarter and six month period, respectively. The increases were primarily due to the addition of MWI, which has higher operating expenses as a percentage of revenue in comparison to the Pharmaceutical Distribution segment.

Depreciation expense increased from the prior year quarter and six month period due to an increase in the amount of capital projects being depreciated. Amortization expense increased from prior year quarter and six month period primarily due to the amortization of intangible assets from our MWI and PharMEDium acquisitions.

Warrants expense decreased significantly from the prior year quarter and six month period primarily due to the decline in our stock price during the quarter ended March 31, 2016. The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with WBA. Warrants expense is largely dependent upon changes in our stock price, therefore, future Warrants expense related to the 2017 Warrants could fluctuate significantly. (Refer to “Critical Accounting Policies and Estimates — Warrants” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a more detailed description of the accounting for the Warrants.)

Employee severance, litigation and other for the quarter ended March 31, 2016 included $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items), $2.6 million of employee severance and other costs, and $2.0 million of deal-related transaction costs. Employee severance, litigation and other for the six months ended March 31, 2016 included $18.1 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), $13.0 million of costs related to customer contract extensions, and $5.4 million of employee severance and other costs. Employee severance, litigation and other for the quarter ended March 31, 2015 included $24.3 million of deal-related transaction costs (primarily related to professional fees with respect to the MWI acquisition) and $0.5 million of employee severance and other costs. Employee severance, litigation and other for the six months ended March 31, 2015 included $27.3 million of deal-related transaction costs and $1.1 million of employee severance and other costs.

We recorded a pension settlement charge of $47.6 million in the six month period ended March 31, 2016 related to the settlement of our salaried defined benefit plan (see Note 8).

Operating Income

	Three months ended			Six months ended
	March 31,			March 31,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Pharmaceutical Distribution	$498,395	$488,574	2.0%	$877,954	$878,976	-0.1%
Other	93,956	64,150	46.5%	189,521	109,316	73.4%
Total segment operating income	592,351	552,724	7.2%	1,067,475	988,292	8.0%

Gains on antitrust litigation settlements	7	21,483		12,798	21,483
LIFO expense	(92,379)	(151,144)		(193,941)	(295,168)
Acquisition-related intangibles amortization	(38,720)	(9,735)		(69,930)	(14,768)
Warrants income (expense)	503,946	(752,706)		36,571	(1,124,111)
Employee severance, litigation and other	(17,617)	(24,871)		(36,485)	(28,374)
Pension settlement	1,124	—		(47,607)	—
Operating income (loss)	$948,712	$(364,249)		$768,881	$(452,646)

Segment operating income is evaluated before gains on antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrants income (expense); employee severance, litigation and other; and the pension settlement.

Pharmaceutical Distribution operating income increased 2.0%, or $9.8 million, from the prior year quarter due to the increase in gross profit, offset in part by the increase in operating expenses. Pharmaceutical Distribution operating income decreased 0.1%, or $1.0 million, from the prior year six month period due to the increase in operating expenses, offset in part by the increase in gross profit. As a percentage of revenue, Pharmaceutical Distribution operating income margin decreased 8 basis points and 9 basis points from the prior year quarter and six month period, respectively, primarily due to a decrease in generic price appreciation, the DOD contract renewal, and increased sales to our larger customers that typically have a lower gross profit margin.

Operating income in Other increased 46.5%, or $29.8 million, and 73.4%, or $80.2 million, from the prior year quarter and six month period, respectively, primarily due to the February 2015 acquisition of MWI.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended March 31, 2016 and 2015 were as follows (in thousands):

	2016		2015
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$33,859	2.67%	$23,374	2.94%
Interest income	(746)	0.80%	(428)	0.18%
Interest expense, net	$33,113		$22,946

Interest expense, interest income, and the respective weighted average interest rates in the six months ended March 31, 2016 and 2015 were as follows (in thousands):

	2016		2015
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$65,446	2.71%	$41,265	2.98%
Interest income	(1,454)	0.42%	(977)	0.18%
Interest expense, net	$63,992		$40,288

Interest expense, net, increased 44.3%, or $10.2 million, from the prior year quarter and 58.8%, or $23.7 million, from the prior year six month period due to an increase of $1.8 billion and $2.0 billion in average borrowings from the prior year quarter and six month period ended March 31, 2015, respectively, primarily due to the February 2015 issuance of senior notes totaling $1.0 billion and the February 2015 and November 2015 variable-rate term loan borrowings to finance a portion of the MWI and PharMEDium acquisitions, respectively. Our average borrowing rate was lower during the current year quarter and six month period primarily as a result of the recent variable-rate financings, which bear interest at lower rates.

Income taxes expense was $312.2 million in the quarter ended March 31, 2016 as compared to $114.8 million in the prior year quarter. Income taxes were a benefit of $228.6 million in the six month period ended March 31, 2016 as compared to an expense of $207.7 million in the prior year six month period.  In November 2015, we received a private letter ruling from the Internal Revenue Service, which entitles us to an income tax deduction equal to the fair value of the Warrants on the date of exercise. As a result, we recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015.  This tax benefit adjustment had a significant impact to our effective tax rate in the six month period ended March 31, 2016. Our income tax rate has also been favorably impacted in fiscal 2016 due to the growth of our international service offerings.

Net income was $604.1 million and $934.5 million in the quarter and six month period ended March 31, 2016, respectively, compared to a net loss of $513.4 million and $713.3 million in the prior year quarter and six month period. Net income (loss) for the current and prior year periods have been significantly impacted by Warrants income (expense), net of income taxes.

Liquidity and Capital Resources

The following table illustrates our debt structure at March 31, 2016, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note and the overdraft facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,766	$—
$400,000, 4.875% senior notes due 2019	398,630	—
$500,000, 3.50% senior notes due 2021	499,604	—
$500,000, 3.40% senior notes due 2024	498,848	—
$500,000, 3.25% senior notes due 2025	497,637	—
$500,000, 4.25% senior notes due 2045	499,101	—
Total fixed-rate debt	2,993,586	—

Variable-Rate Debt:
Term loans	1,475,000	—
Multi-currency revolving credit facility due 2020	—	1,400,000
Receivables securitization facility due 2018	—	950,000
Revolving credit note	—	75,000
Overdraft facility (£30,000)	19,553	23,527
Total variable-rate debt	1,494,553	2,448,527
Total debt	$4,488,139	$2,448,527

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

As of March 31, 2016 and September 30, 2015, our cash and cash equivalents held by foreign subsidiaries were $375.2 million and $266.3 million, respectively. We expect that the growth of our cash and cash equivalents held by foreign subsidiaries will generally be based in U.S. dollar denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We do not have any plans to repatriate these amounts back to the U.S., as we intend to use this cash for future foreign strategic investments or other expenditures.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. Our cash balance in the six months ended March 31, 2016 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs and a portion of the purchase price of PharMEDium in advance of securing long-term financing. The largest amount of intra-period borrowings under our revolver and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2016 was $1,018.2 million. All but $19.6 million of the $8,237.8 million of cumulative intra-period borrowings under our credit facilities during the six months ended March 31, 2016 were repaid by the end of the quarter.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in November 2020, (“Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 69 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers

Acceptance Stamping Fee at March 31, 2016) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (9 basis points at March 31, 2016). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we are compliant as of March 31, 2016.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of March 31, 2016.

We have a $950 million receivables securitization facility (“Receivables Securitization Facility”), which expires in November 2018. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of March 31, 2016.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note (“Revolving Credit Note”). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also have an uncommitted U.K. overdraft facility (“Overdraft Facility”) to fund short term normal trading cycle fluctuations related to our MWI business. In February 2016, we amended the Overdraft Facility to extend the maturity date from November 2016 to February 2021 and increase the borrowing capacity from £20 million to £30 million.

In February 2015, we entered into a variable-rate term loan (“February 2015 Term Loan”), which matures in 2020. In fiscal 2015, we elected to make principal payments of $500 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or a LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over a LIBOR (100 basis points at March 31, 2016) and 0 to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of March 31, 2016.

In November 2015, we entered into a $1.0 billion variable-rate term loan (the “November 2015 Term Loan”), which matures in 2020. The November 2015 Term Loan is subject to quarterly principal payments of $25 million on the last business day of each March, June, September and December, commencing in March 2016. The remaining unpaid principal amount of the November 2015 Term Loan is due on the maturity date. The November 2015 Term Loan will bear interest at a rate equal either to a base rate, plus a margin, or a LIBOR, plus a margin. The margin will be based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at March 31, 2016) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of March 31, 2016. We used the proceeds from the November 2015 Term Loan to finance a portion of the cash consideration paid in connection with the acquisition of PharMEDium.

In August 2013, our board of directors approved a program allowing us to purchase up to $750 million in shares of our common stock, subject to market conditions. During the six months ended March 31, 2016, we purchased $100.0 million our common stock under this share repurchase program. As of March 31, 2016, we had $174.5 million of availability remaining under this repurchase program. In May 2016, our board of directors authorized a new share repurchase program that, together with availability remaining under the existing share repurchase program, permits us to purchase up to $750 million in shares of our common stock, subject to market conditions.

In March 2013, we and WBA entered into various agreements and arrangements pursuant to which subsidiaries of WBA were granted the right to purchase a minority equity position in us, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of our common stock in open market transactions (approximately 7% of the our common stock on a fully diluted basis as of the date of issuance of the Warrants described below, assuming their exercise in full).  In connection with these arrangements, wholly-owned subsidiaries of WBA were issued (a) warrants to purchase up to an aggregate of 22,696,912 shares of our common stock at an exercise price of $51.50 per share, exercisable during a six-month period beginning in March 2016 (the “2016 Warrants”), and (b) warrants to purchase up to 22,696,912 shares of our common stock at an exercise price of $52.50 per share, exercisable during a six-month period beginning in March 2017 (the “2017 Warrants” and, together with the 2016 Warrants, the “Warrants”).

In June 2013, we commenced our hedging strategy by entering into a contract with a financial institution pursuant to which we executed a series of issuer capped call option transactions (“Capped Calls”).  The Capped Calls give us the right to buy shares of our common stock subject to the Warrants at specified prices at maturity. The Capped Calls are subject to a “cap” price.  If our share price exceeds the “cap” price in the Capped Calls at the time the Capped Calls are exercised, the number of shares that will be delivered to us under the Capped Calls will be reduced accordingly. This hedge transaction was completed in January 2014, and included the purchase of Capped Calls on a total of 27.2 million shares of our common stock for a total premium of $368.7 million.

Subsequently, we amended certain of the Capped Calls to increase their “cap” price to continue to address the dilutive effect of the Warrants. We paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the 2016 Warrants. The Capped Calls permit us to acquire shares of our common stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017. The Capped Calls permit net share settlement, which is limited by caps on the market price of our common stock.  We accounted for the Capped Calls as equity contracts and therefore the above premiums were recorded as a reduction to paid-in capital.

In fiscal 2014 and 2015, we purchased $1,774.1 million of our common stock under special share repurchase programs to further mitigate the potentially dilutive effect of the Warrants and supplement our previously executed warrant hedging strategy.

In March 2015, we supplemented our hedging strategy by entering into a contract with a financial institution pursuant to which we executed a series of issuer call options (“Call Options”). The Call Options gave us the right to buy shares of our common stock subject to the Warrants at specified prices between April 2015 and October 2015.  In total, we purchased Call Options on six million shares of our common stock for a total premium of $80.0 million.  We accounted for the Call Options as equity contracts and therefore, the above premium was recorded as a reduction to paid-in capital.

In September 2015, our board of directors authorized a new special share repurchase program allowing us to purchase up to $2.4 billion in shares of its common stock, subject to market conditions. During the six months ended March 31, 2016, we purchased $360.2 million of our common stock (all under the Call Options and Capped Calls) under this program, which included $23.4 million of purchases that cash settled in April 2016. We had $1,915.7 million of availability remaining under this special share repurchase program as of March 31, 2016. In April 2016, we purchased $459.8 million of our common stock (all under the Capped Calls) under this program. Availability under the new special share repurchase program is reduced by share repurchases, if any, of our common stock on the open market under the special program, as well as share repurchases due to our exercise of Call Options and/or Capped Calls.

In March 2016, the 2016 Warrants were exercised for $1,168.9 million in cash. The earnings per share dilutive effect of the 2016 Warrants was fully mitigated by our hedging a portion of our obligation to deliver common stock with a financial institution and repurchasing additional shares of our common stock under special share repurchase programs for our own account over time (see above).

The following table illustrates the dilutive impact of the Warrants based on the closing price of our common stock on March 31, 2016:

(in thousands)	2016 Warrants	2017 Warrants
Warrants Exercised	22,697	—
Warrants Exercisable	—	22,697

Shares repurchased under special share repurchase programs through March 31, 2016	22,697	2,015
Shares repurchased under special share repurchase programs in April 2016	—	8,432
Shares expected to be repurchased under remaining Capped Calls	—	12,550
Total repurchases	22,697	22,997

Warrants Coverage	100%	101%

To the extent the remaining Capped Calls do not fully mitigate the dilutive effect of the Warrants, we intend to consider repurchasing additional shares of our common stock and other measures, which may include additional amendments to the Capped Calls or the purchase of additional Call Options. The amount of dilution that we would be able to mitigate will depend on the relative costs and benefits of such a transaction, considering factors such as: our financial performance, the current and future share price of our common stock, our expected cash flows, competing priorities for capital, and overall market conditions.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  In the six months ended March 31, 2016, we used a $1.0 billion variable rate term loan to finance a portion of the PharMEDium acquisition price. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at March 31, 2016.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $2,525.3 million in cash and cash equivalents at March 31, 2016. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We are exposed to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of March 31, 2016, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$42.2 million outstanding note that we received in conjunction with the sale of a Canadian business in May 2013.

Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to WBA and the related tax benefit. As of March 31, 2016, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $22 million and a one percent change in volatility, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $1 million.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at March 31, 2016 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$5,682,155	$240,553	1,026,784	1,762,818	2,652,000
Operating leases	420,133	80,557	137,539	95,444	106,593
Other commitments	72,590	35,091	34,925	2,574	—
Total	$6,174,878	$356,201	$1,199,248	$1,860,836	$2,758,593

We outsource to IBM Global Services a portion of our corporate and ABDC data center operations. The remaining commitment under our arrangement, which expires in June 2018, is approximately $55.8 million as of March 31, 2016, of which $28.2 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above table.

Our liability for uncertain tax positions was $61.4 million (including interest and penalties) as of March 31, 2016. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the six months ended March 31, 2016, our operating activities provided $1,630.6 million of cash in comparison to cash provided of $1,638.7 million in the prior year period. Cash provided by operations during the six months ended March 31, 2016 was principally the result of net income of $934.5 million and an increase in accounts payable, accrued expenses, and income taxes of $2.0 billion, offset, in part by an increase in merchandise inventories of $853.1 million and an increase in accounts receivable of $472.1 million. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. We also increased our merchandise inventories at March 31, 2016 to support the increase in business volume and, consistent with prior years, due to seasonal needs. Accounts receivable increased as a result of our increased revenue volume, including additional sales to WBA.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Days sales outstanding	21.7	20.2	21.3	19.5
Days inventory on hand	31.2	30.1	30.3	30.2
Days payable outstanding	57.3	51.9	56.2	50.1

The increase in days payable outstanding from the prior year periods has benefited from the increase in purchases of generic pharmaceuticals, which have longer payment terms than brand-name pharmaceuticals.

Our cash flow from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. We expect our days sales outstanding to increase in the second half of fiscal 2016 and in fiscal 2017 as the result of a gradual change in payment terms with our largest customer. Operating cash flows during the six months ended March 31, 2016 included $58.9 million of interest payments and $6.9 million of income tax refunds, net of payments.

During the six months ended March 31, 2015, our operating activities provided $1.6 billion of cash. Cash provided by operations during the six months ended March 31, 2015 was principally the result of an increase in accounts payable, accrued expenses, and income taxes of $2.6 billion and non-cash items of $1.3 billion, offset, in part, by the loss from continuing operations of $713.3 million, an increase in accounts receivable of $810.9 million, and an increase in merchandise inventories of $611.2 million. The non-cash items were comprised primarily of $1.1 billion of Warrants expense. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. Accounts receivable increased, reflecting our increased revenue volume, including additional sales to WBA. We also increased our merchandise inventories at March 31, 2015 to support the increase in business volume.

Capital expenditures for the six months ended March 31, 2016 and 2015 were $180.0 million and $105.2 million, respectively. Significant capital expenditures in the six months ended March 31, 2016 included technology initiatives, including costs related to the development of track-and-trace technology, costs associated with expanding distribution capacity, and expansion of support facilities. We currently expect to spend approximately $400 million for capital expenditures during fiscal 2016. Significant capital expenditures in the six months ended March 31, 2015 included technology initiatives, including costs related to the further development of our enterprise resource planning system, costs associated with building our new national distribution center, and expansion of support facilities.

Net cash provided by financing activities in fiscal 2016 included $1.2 billion received upon the exercise of the 2016 Warrants by WBA and $1.0 billion of borrowings under our November 2015 Term Loan. We used the proceeds from the November 2015 Term Loan to fund a portion of our November 2015 acquisition of PharMEDium. We used a portion of the proceeds from the exercise of the 2016 Warrants to purchase our common stock under our special share repurchase program. During the six months ended March 31, 2016 and 2015, we paid $436.8 million and $316.5 million, respectively, for purchases of our common stock.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: competition; industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; price inflation in branded and generic pharmaceuticals, and price deflation in generics; declining economic conditions in the United States and abroad; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; changes in any of the economic models used by any of our suppliers to set pricing and/or other terms for the purchase of pharmaceuticals; interest rate and foreign currency exchange rate fluctuations; the disruption of AmerisourceBergen’s cash flow and ability to return value to its stockholders in accordance with its past practices; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and AmerisourceBergen, including with respect to the pharmaceutical distribution agreement and/or the global sourcing arrangement;  risks associated with the potential impact on AmerisourceBergen’s earnings per share resulting from the issuance of the warrants to subsidiaries of Walgreens Boots Alliance, Inc. (the “Warrants”); AmerisourceBergen’s inability to fully implement its hedging strategy to mitigate the potentially dilutive effect of the issuance of its common stock in accordance with the Warrants under its special share repurchase program due to its financial performance, the current and future share price of its common stock, its expected cash flows, competing priorities for capital, and overall market conditions; changes in the United States healthcare and regulatory environment; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; increased federal scrutiny and qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation; material adverse resolution of pending legal proceedings; declining reimbursement rates for pharmaceuticals; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of MWI and PharMEDium, or the inability to capture all of the anticipated synergies related thereto; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen’s tax positions and/or AmerisourceBergen’s tax liabilities or adverse resolution of challenges to AmerisourceBergen’s tax positions; natural disasters or other unexpected events that affect AmerisourceBergen’s operations; the impairment of goodwill or other intangible assets, resulting in a charge to earnings; errors in the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting AmerisourceBergen’s business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2016, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	1,063,260	$94.04	1,063,260	$2,331,837,825
February 1 to February 29	1,332,084	$52.66	1,332,084	$2,261,694,960
March 1 to March 31	3,255,981	$52.66	3,255,981	$2,090,234,575
Total	5,651,325		5,651,325

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

3.1	Amended and Restated Bylaws of the Registrant, dated as of January 22, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2016).

10.1

AmerisourceBergen Corporation Policy for Non-Employee Directors, effective as of March 3, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1

Amendment No. 1 to Fifth Amendment and Restated Credit Agreement, dated as of April 1, 2016, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

99.2	Amendment No. 1 to Term Loan Credit Agreement, dated as of April 1, 2016, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

99.3	Amendment No. 2 to Term Loan Credit Agreement, dated as of April 1, 2016, among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 5, 2016	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

May 5, 2016	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of the Registrant, dated as of January 22, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2016).

10.1

AmerisourceBergen Corporation Policy for Non-Employee Directors, effective as of March 3, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1

Amendment No. 1 to Fifth Amendment and Restated Credit Agreement, dated as of April 1, 2016, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

99.2	Amendment No. 1 to Term Loan Credit Agreement, dated as of April 1, 2016, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

99.3	Amendment No. 2 to Term Loan Credit Agreement, dated as of April 1, 2016, among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

101

Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.