Form 10-Q
period 2016-06-30
AMERISOURCEBERGEN CORP
filed 2016-08-02
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2016 was 214,734,255.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,865,202	$2,167,442
Accounts receivable, less allowances for returns and doubtful accounts: $909,533 at June 30, 2016 and $899,764 at September 30, 2015	8,984,533	8,222,951
Merchandise inventories	10,492,561	9,755,094
Prepaid expenses and other	114,959	189,001
Total current assets	21,457,255	20,334,488

Property and equipment, at cost:
Land	40,300	39,499
Buildings and improvements	485,634	413,854
Machinery, equipment and other	1,693,849	1,449,545
Total property and equipment	2,219,783	1,902,898
Less accumulated depreciation	(1,054,120)	(923,647)
Property and equipment, net	1,165,663	979,251

Goodwill and other intangible assets	8,986,106	6,123,944
Other assets	305,219	298,474

TOTAL ASSETS	$31,914,243	$27,736,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,692,064	$20,886,439
Accrued expenses and other	692,011	679,309
Short-term debt	613,180	—
Total current liabilities	23,997,255	21,565,748

Long-term debt	3,794,036	3,493,048
Deferred income taxes	2,121,331	1,954,205
Other liabilities	122,304	89,636

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 600,000,000 shares; issued and outstanding: 276,977,072 shares and 214,646,806 shares at June 30, 2016, respectively, and 274,991,824 shares and 206,891,873 shares at September 30, 2015, respectively	2,770	2,750
Additional paid-in capital	4,063,724	3,736,477
Retained earnings	2,250,868	1,181,623
Accumulated other comprehensive loss	(110,978)	(136,333)
Treasury stock, at cost: 62,330,266 shares at June 30, 2016 and 68,099,951 shares at September 30, 2015	(4,327,067)	(4,150,997)
Total stockholders’ equity	1,879,317	633,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,914,243	$27,736,157
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Revenue	$36,881,680	$34,233,556	$109,289,083	$100,491,425
Cost of goods sold	35,773,817	33,342,092	106,141,012	97,935,686
Gross profit	1,107,863	891,464	3,148,071	2,555,739
Operating expenses:
Distribution, selling and administrative	520,032	502,744	1,571,088	1,361,678
Depreciation	52,419	48,283	153,232	137,755
Amortization	40,268	20,147	112,205	36,177
Warrants	(83,704)	(14,900)	(120,275)	1,109,211
Employee severance, litigation and other	52,234	2,625	88,719	30,999
Pension settlement	—	—	47,607	—
Operating income (loss)	526,614	332,565	1,295,495	(120,081)
Other (income) loss	(2,158)	(1,534)	(3,224)	11,185
Interest expense, net	32,115	29,793	96,107	70,081
Income (loss) from operations before income taxes	496,657	304,306	1,202,612	(201,347)
Income tax expense (benefit)	146,854	90,143	(81,703)	297,827
Net income (loss)	$349,803	$214,163	$1,284,315	$(499,174)

Earnings per share:
Basic	$1.62	$0.98	$6.12	$(2.27)
Diluted	$1.56	$0.89	$5.69	$(2.27)

Weighted average common shares outstanding:
Basic	215,688	219,359	209,898	219,689
Diluted	224,802	240,236	225,646	219,689

Cash dividends declared per share of common stock	$0.34	$0.29	$1.02	$0.87
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$349,803	$214,163	$1,284,315	$(499,174)
Other comprehensive (loss) income
Net change in foreign currency translation adjustments	(8,911)	6,712	(5,434)	(20,126)
Pension plan adjustment, net of tax of $19,054	—	—	31,538	—
Other	117	(133)	(749)	3,166
Total other comprehensive (loss) income	(8,794)	6,579	25,355	(16,960)
Total comprehensive income (loss)	$341,009	$220,742	$1,309,670	$(516,134)
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$1,284,315	$(499,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	167,124	137,870
Amortization, including amounts charged to interest expense	116,931	39,943
Provision (benefit) for doubtful accounts	11,310	(3,482)
Benefit for deferred income taxes	(219,535)	(15,799)
Warrants (income) expense	(120,275)	1,109,211
Share-based compensation	56,561	46,496
Pension settlement	47,607	—
Loss on sale of business	—	9,128
Other	(6,446)	(9,322)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(705,462)	(868,708)
Merchandise inventories	(675,582)	(700,331)
Prepaid expenses and other assets	35,270	(16,008)
Accounts payable, accrued expenses, and income taxes	1,812,329	3,530,780
Other liabilities	17,811	(339)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,821,958	2,760,265
INVESTING ACTIVITIES
Capital expenditures	(310,178)	(157,089)
Cost of acquired companies, net of cash acquired	(2,731,356)	(2,606,524)
Cost of equity investments	(19,034)	—
Proceeds from sale of business	—	17,184
Proceeds from sale of investment securities available-for-sale	101,829	—
Purchases of investment securities available-for-sale	(41,136)	—
Other	(21,186)	1,790
NET CASH USED IN INVESTING ACTIVITIES	(3,021,061)	(2,744,639)
FINANCING ACTIVITIES
Term loan and senior note borrowings	1,000,000	1,996,390
Term loan repayments	(600,000)	(250,000)
Borrowings under revolving and securitization credit facilities	8,788,432	75,542
Repayments under revolving and securitization credit facilities	(8,273,610)	(68,641)
Purchases of common stock	(1,023,149)	(800,299)
Exercises of warrants	1,168,891	—
Exercises of stock options, including excess tax benefits of $21,853 and $82,345 in fiscal 2016 and 2015, respectively	73,356	178,146
Cash dividends on common stock	(215,070)	(192,054)
Purchases of call options	—	(180,000)
Debt issuance costs and other	(21,987)	(28,040)
NET CASH PROVIDED BY FINANCING ACTIVITIES	896,863	731,044
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(302,240)	746,670
Cash and cash equivalents at beginning of period	2,167,442	1,808,513
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,865,202	$2,555,183
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-1 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the interim periods ended June 30, 2016 and 2015 have been included.  Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).” ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  Entities are permitted to adopt the standard early in any interim or annual period. The updated guidance provides companies with alternative methods of adoption, with certain items that are allowed to be applied retrospectively and certain other items that are only to be applied prospectively in the period of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting guidance.

As of June 30, 2016, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position or results of operations upon their adoption.

Note 2.  Acquisition

On November 6, 2015, the Company acquired PharMEDium Healthcare Holdings, Inc. (“PharMEDium”) for $2.7 billion in cash, which included certain purchase price adjustments. PharMEDium is a leading national provider of outsourced compounded sterile preparations to acute care hospitals in the United States. PharMEDium is a component of AmerisourceBergen Drug Corporation within the Pharmaceutical Distribution reportable segment.

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the corresponding deferred taxes, as well as the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $1.8 billion, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, and accounts payable acquired was $63.2 million, $43.1 million and $22.8 million, respectively. The estimated fair value of the intangible assets acquired of $1.1 billion consisted of customer relationships of $882.7 million, trade name of $167.6 million, and software technology of $52.6 million. The Company established an estimated deferred tax liability of $358.1 million primarily in connection with the intangible assets acquired. The Company is amortizing the estimated fair values of the acquired customer relationships and trade name over their useful lives of 15 years. The estimated fair value of the acquired software technology is being amortized over its estimated useful life of 10 years. Goodwill and intangible assets resulting from the acquisition are not expected to be deductible for income tax purposes.

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions.  As of June 30, 2016, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $63.1 million ($47.7 million, net of federal benefit).  If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $7.9 million of interest and penalties, which the Company records in income tax expense.  During the nine months ended June 30, 2016, unrecognized tax benefits increased by $10.3 million.  During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $5.0 million.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2013, the Company issued Warrants (as defined in Note 6) in connection with various agreements and arrangements with Walgreens Boots Alliance, Inc. (“WBA”), as successor in interest to Walgreen Co. (“Walgreens”) and Alliance Boots GmbH (“Alliance Boots”). At that time, the Company determined that the Warrants had a fair value of $242.4 million on the date of issuance, which approximated the tax deductible amount that would be deducted ratably on the Company’s income tax return over the 10-year term of the various agreements, and that any value in excess of the initial fair value of the Warrants on the date of issuance would not be tax deductible. In November 2015, the Company received a private letter ruling from the Internal Revenue Service, which entitles it to an income tax deduction equal to the fair value of the Warrants on the date of exercise.  As a result, the Company recorded a deferred tax asset and recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015.  This tax benefit adjustment had a significant impact to the Company’s effective tax rate in the nine months ended June 30, 2016.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2016 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2015	$2,418,806	$1,712,019	$4,130,825
Goodwill recognized in connection with acquisitions	1,832,114	18,195	1,850,309
Foreign currency translation	—	(2,354)	(2,354)
Goodwill at June 30, 2016	$4,250,920	$1,727,860	$5,978,780

Following is a summary of other intangible assets (in thousands):

	June 30, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles - trade names	$685,020	$—	$685,020	$684,966	$—	$684,966
Finite-lived intangibles: Customer relationships	2,322,887	(240,222)	2,082,665	1,421,230	(146,227)	1,275,003
Trade names and other	305,981	(66,340)	239,641	81,241	(48,091)	33,150
Total other intangible assets	$3,313,888	$(306,562)	$3,007,326	$2,187,437	$(194,318)	$1,993,119

Amortization expense for finite-lived intangible assets was $112.2 million and $36.2 million in the nine months ended June 30, 2016 and 2015, respectively.  Amortization expense for finite-lived intangible assets is estimated to be $153.5 million in fiscal 2016, $157.0 million in fiscal 2017, $155.8 million in fiscal 2018, $152.7 million in fiscal 2019, $149.2 million in fiscal 2020, and $1,666.3 million thereafter.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.  Debt

Debt consisted of the following (in thousands):

	June 30, 2016	September 30, 2015
Revolving credit note	$—	$—
Receivables securitization facility due 2018	500,000	—
Term loans due in 2020	900,000	500,000
Multi-currency revolving credit facility due 2020	—	—
Overdraft facility due in 2021	13,360	—
$600,000, 1.15% senior notes due 2017	599,820	599,658
$400,000, 4.875% senior notes due 2019	398,718	398,456
$500,000, 3.50% senior notes due 2021	499,621	499,568
$500,000, 3.40% senior notes due 2024	498,884	498,777
$500,000, 3.25% senior notes due 2025	497,704	497,503
$500,000, 4.25% senior notes due 2045	499,109	499,086
Total debt	$4,407,216	$3,493,048
Less current portion	613,180	—
Total, net of current portion	$3,794,036	$3,493,048

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in November 2020 (“Multi-Currency Revolving Credit Facility”), with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 69 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2016) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (9 basis points at June 30, 2016). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time.  The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2016.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time.  Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time.  The maturities on the notes will vary, but may not exceed 365 days from the date of issuance.  The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts.  The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility.  There were no borrowings outstanding under the commercial paper program as of June 30, 2016.

The Company has a receivables securitization facility (“Receivables Securitization Facility”), which expires in November 2018. In June 2016, the Company amended the Receivables Securitization Facility to increase the borrowing capacity from $950 million to $1,450 million. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.  The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2016.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(“Overdraft Facility”) to fund short term normal trading cycle fluctuations related to its MWI business. In February 2016, the Company amended the Overdraft Facility to extend the maturity date from November 2016 to February 2021 and increase the borrowing capacity from £20 million to £30 million.

In February 2015, the Company entered into a $1.0 billion variable-rate term loan (“February 2015 Term Loan”), which matures in 2020. Through June 2016, the Company elected to make principal payments of $575 million on the February 2015 Term Loan, and as a result, the Company’s next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or a LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over a LIBOR ( 100 basis points at June 30, 2016) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2016.

In November 2015, the Company entered into a $1.0 billion variable-rate term loan (“November 2015 Term Loan”), which matures in 2020. In June 2016, the Company elected to make principal payments of $500 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or a LIBOR, plus a margin.  The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at June 30, 2016) and 0 basis points to 25 basis points over a base rate.  The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2016.

Note 6.  Stockholders’ Equity and Earnings per Share

In November 2015, the Company’s board of directors increased the quarterly cash dividend by 17% from $0.29 per share to $0.34 per share.

In August 2013, the Company’s board of directors authorized a share repurchase program allowing the Company to purchase up to $750 million of its outstanding shares of common stock.  During the six months ended March 31, 2016, the Company purchased 1.1 million shares of its common stock for a total of $100.0 million under this program. In May 2016, the Company's board of directors authorized a new share repurchase program that, together with availability remaining under the existing August 2013 share repurchase program, permits the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the three months ended June 30, 2016, the Company purchased 1.3 million shares of its common stock for a total of $103.1 million under the May 2016 program.  The Company had $646.9 million of availability remaining under the May 2016 share repurchase program as of June 30, 2016.

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

In June 2013, the Company commenced its hedging strategy by entering into a contract with a financial institution pursuant to which it executed a series of issuer capped call option transactions (“Capped Calls”).  The Capped Calls give the Company the right to buy shares of its common stock subject to the Warrants at specified prices at maturity. The Capped Calls are subject to a “cap” price.  If the Company’s share price exceeds the “cap” price in the Capped Calls at the time the Capped Calls are exercised, the number of shares that will be delivered to the Company under the Capped Calls will be reduced accordingly. This hedge transaction was completed in January 2014 and included the purchase of Capped Calls on a total of 27.2 million shares of the Company’s common stock for a total premium of $368.7 million.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In September 2015, the Company’s board of directors authorized a new special share repurchase program allowing the Company to purchase up to $2.4 billion in shares of its common stock, subject to market conditions. During the nine months ended June 30, 2016, the Company purchased 14.3 million shares (all under the Call Options and Capped Calls) of its common stock for a total of $820.0 million under this program. The Company had $1,455.9 million of availability remaining under this special share repurchase program as of June 30, 2016. Availability under the special share repurchase program is reduced by share repurchases, if any, of the Company’s common stock on the open market under the special program, as well as share repurchases due to the Company’s exercise of Call Options and/or Capped Calls.

In March 2016, the 2016 Warrants were exercised by WBA for $1,168.9 million in cash. The shares issued for the 2016 Warrants were from the Company’s treasury stock on a first-in, first-out basis, and were originally purchased for $866.0 million. The Company recognized a reissuance gain in paid-in capital of $302.9 million. The earnings per share dilutive effect of the 2016 Warrants was fully mitigated by the Company hedging a portion of its obligation to deliver common stock with a financial institution and repurchasing additional shares of its common stock under special share repurchase program for the Company’s own account over time (see above).

The following table illustrates the dilutive impact of the 2017 Warrants based on the closing price of the Company’s common stock on June 30, 2016:

(in thousands)
Warrants Exercisable	22,697

Shares repurchased under special share repurchase program through June 30, 2016	10,447
Shares expected to be repurchased under remaining Capped Calls	13,620
Total repurchases	24,067

Warrants Coverage	106%

The Company valued the Warrants as of their March 18, 2013 date of issuance and revised the valuation each subsequent quarter.  As of June 30, 2016, the 2017 Warrants (with an exercise price of $52.50) were valued at $26.16 per share.  In total, the 2017 Warrants were valued at $593.8 million as of June 30, 2016.  Refer to “Critical Accounting Policies and Estimates — Warrants” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a more detailed description of the accounting for the Warrants.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2016	2015	2016	2015
Weighted average common shares outstanding - basic	215,688	219,359	209,898	219,689
Dilutive effect of stock options, restricted stock, and restricted stock units	3,042	4,878	3,440	—
Dilutive effect of Warrants	6,072	15,999	12,308	—
Weighted average common shares outstanding - diluted	224,802	240,236	225,646	219,689

The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the three and nine months ended June 30, 2016 were 4.1 million and 2.6 million, respectively. There were no potentially dilutive options, restricted stock, restricted stock units, or Warrants that were anti-dilutive for the three months ended June 30, 2015. The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were anti-dilutive for the nine months ended June 30, 2015 were 17.6 million.

Note 7. Related Party Transactions

As a result of WBA’s exercise of the 2016 Warrants (see Note 6), it owns more than 10% of the Company’s common stock, and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement, pursuant to which the Company distributes branded and generic pharmaceutical products to WBA and an agreement that provides the Company the ability to access generics and related pharmaceutical products through a global sourcing arrangement with Walgreens Boots Alliance Development GmbH. Both of these agreements expire in 2026.

Revenue from the various agreements and arrangements with WBA was $10.8 billion and $32.5 billion in the three and nine months ended June 30, 2016, respectively, and $10.0 billion and $30.0 billion in the three and nine months ended June 30, 2015, respectively. The Company’s receivable from WBA (net of incentives owed to it) was $3.6 billion and $3.1 billion at June 30, 2016 and September 30, 2015, respectively.

Note 8. Pension Plan

The Company approved the termination, effective August 1, 2014, of the salaried defined benefit pension plan, under which approximately 3,200 participants, including 500 active employees, had accrued benefits.  In fiscal 2015, the Company obtained regulatory approval from the Internal Revenue Service to settle the plan.

In December 2015, the Company completed the settlement of plan benefits through the combination of lump-sum distributions to participants and the purchase of a nonparticipating annuity contract, which transferred the remaining obligation from the plan. Plan assets were sufficient to satisfy the obligations of the plan. During the nine months ended June 30, 2016, the Company recorded a pension settlement charge of $47.6 million, which primarily consisted of the recognition of unrecognized actuarial losses that were included in accumulated other comprehensive income, net of the related deferred tax assets.

In June 2016, the Company transferred the surplus plan assets to its defined contribution 401(k) plan and recorded a charge of $17.1 million to Employee Severance, Litigation and Other in the Company's consolidated statements of operations. The transferred amount will be allocated in early 2017 to participants who were active in the defined contribution 401(k) plan as of December 31, 2015, based on their eligible calendar 2016 earnings.

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

Since fiscal 2012, the Company and AmerisourceBergen Specialty Group (“ABSG”) have been responding to subpoenas from the United States Attorney’s Office for the Eastern District of New York (“USAO-EDNY”) requesting production of documents and information relating to ABSG’s oncology distribution center and former pharmacy in Dothan, Alabama (including the practices and procedures of the former pharmacy’s pre-filled syringe program), its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related in whole or in part to one or more of the qui tam actions that remain under seal. The Company continues to produce documents and engage in dialogue with the USAO-EDNY.

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

State Proceedings

In June 2012, the Attorney General of the State of West Virginia (“West Virginia”) filed complaints, which have been amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company’s subsidiary, ABDC, alleging, among other claims, that the distributors failed to provide effective controls and

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations.  West Virginia is seeking monetary damages and injunctive and other equitable relief.  On April 6, 2015, ABDC filed a motion to dismiss, which was subsequently denied on September 8, 2015. On October 23, 2015, ABDC, together with all other defendants, filed a writ of prohibition to the Supreme Court of Appeals of West Virginia. On October 30, 2015, ABDC filed an answer to West Virginia’s second amended complaint. The writ of prohibition filed on October 23, 2015 was denied on January 5, 2016.  Trial is currently scheduled for January 2017.  ABDC is vigorously defending itself and cannot predict the outcome of this matter.

Note 10.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market.  The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers).  None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds.  During the three and nine months ended June 30, 2016, the Company recognized gains of $121.0 million and $133.8 million, respectively, relating to the above-mentioned class action lawsuits.  During the three and nine months ended June 30, 2015, the Company recognized gains of $43.6 million and $65.1 million, respectively, relating to the above-mentioned class action lawsuits.  These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 11.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable at June 30, 2016 and September 30, 2015 approximate fair value based upon the relatively short-term nature of these financial instruments.

The Company had $25.1 million of investment securities available-for-sale, none of which were within cash and cash equivalents, at June 30, 2016.  The Company had $213.1 million of investment securities available-for-sale, $126.9 million of which were within cash and cash equivalents, at September 30, 2015.  The fair value of the investments was based on inputs other than quoted prices, otherwise known as Level 2 inputs.  The investments held as of June 30, 2016 consist of fixed-income securities with maturities ranging from November 2016 to July 2017.  The amortized cost of the investments was $25.1 million and $213.1 million at June 30, 2016 and September 30, 2015, respectively.

The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of June 30, 2016 were $3,794.0 million and $3,961.7 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2015 were $3,493.0 million and $3,515.1 million, respectively.  The fair value of long-term debt was determined based on inputs other than quoted prices, otherwise known as Level 2 inputs.

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

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables illustrate reportable segment information for the three and nine months ended June 30, 2016 and 2015 (in thousands):

	Revenue
	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Pharmaceutical Distribution	$35,373,725	$32,758,828	$104,734,137	$97,504,075
Other	1,576,368	1,532,907	4,753,988	3,214,977
Intersegment eliminations	(68,413)	(58,179)	(199,042)	(227,627)
Revenue	$36,881,680	$34,233,556	$109,289,083	$100,491,425

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Segment Operating Income
	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Pharmaceutical Distribution	$410,718	$377,771	$1,288,672	$1,256,747
Other	82,511	77,372	272,032	186,688
Total segment operating income	$493,229	$455,143	$1,560,704	$1,443,435

The following table reconciles total segment operating income to income (loss) from operations before income taxes (in thousands):

	Income (Loss) From Operations Before Income Taxes
	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Total segment operating income	$493,229	$455,143	$1,560,704	$1,443,435
Gain from antitrust litigation settlements	120,960	43,567	133,758	65,050
LIFO expense	(80,364)	(158,710)	(274,305)	(453,878)
Acquisition-related intangibles amortization	(38,681)	(19,710)	(108,611)	(34,478)
Warrants income (expense)	83,704	14,900	120,275	(1,109,211)
Employee severance, litigation and other	(52,234)	(2,625)	(88,719)	(30,999)
Pension settlement	—	—	(47,607)	—
Operating income (loss)	526,614	332,565	1,295,495	(120,081)
Other (income) loss	(2,158)	(1,534)	(3,224)	11,185
Interest expense, net	32,115	29,793	96,107	70,081
Income (loss) from operations before income taxes	$496,657	$304,306	$1,202,612	$(201,347)

Segment operating income is evaluated by the chief operating decision maker of the Company before gain from antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrants income (expense); employee severance, litigation and other; pension settlement; other (income) loss; and interest expense, net. All corporate office expenses are allocated to each operating segment.

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

Executive Summary

This executive summary provides highlights from the results of operations that follows:

•
Revenue increased 7.7% and 8.8% from the prior year quarter and nine month period, respectively, as a result of ABDC’s increased sales of brand and generic products, and the strong revenue growth of ABSG. The addition of MWI, which was acquired in February 2015, also contributed to the revenue growth in the current year nine month period;

•
Pharmaceutical Distribution gross profit increased 6.5% and 4.3% from the prior year quarter and nine month period, respectively, as the result of the contribution from our recent PharMEDium acquisition, and segment revenue growth. Gross profit growth in the current year quarter was adversely impacted by the early renewal of our contract with a significant group purchasing organization (“GPO”) customer at less favorable terms. Gross profit growth in the current year nine month period benefited from the incremental income from ABDC's participation in the WBA global sourcing arrangement and was adversely impacted by lower generic price appreciation and contract renewals with the Department of Defense (“DOD”) and a significant GPO customer at less favorable terms;

•
Total gross profit increased 24.3% in the current year quarter primarily due to the reduction of LIFO expense, which was $80.4 million in the current year quarter in comparison to $158.7 million in the prior year quarter and an increased gain from antitrust litigation settlements, which was $121.0 million in the current year quarter in comparison to $43.6 million in the prior year quarter. Total gross profit increased 23.2% in the current year nine month period primarily due to the addition of MWI, a reduction in LIFO expense, which was $274.3 million in the current year nine month period, in comparison to $453.9 million in the prior year nine month period, and an increased gain from antitrust litigation settlements, which was $133.8 million in the current year nine month period, in comparison to $65.1 million in the prior year nine month period;

•
Distribution, selling, and administrative expenses increased 3.4% compared to the prior year quarter, primarily due to our November 2015 acquisition of PharMEDium and 15.4% compared to the prior year nine month period, primarily due to the addition of MWI, and to a lesser extent, PharMEDium, and to support our revenue growth;

•
Total operating expenses were impacted by Warrants. Warrants income was $83.7 million in the current year quarter and $14.9 million in the prior year quarter. Warrants income was $120.3 million in the current year nine month period compared to Warrants expense of $1,109.2 million in the prior year nine month period. Warrants income in the current year quarter increased primarily due to the decline in our stock price during the quarter ended June 30, 2016.  Warrants expense decreased significantly from the prior year nine month period primarily due to the decline in our stock price since June 30, 2015. We also incurred a pension settlement charge during the nine month period ended June 30, 2016 in connection with the settlement of our salaried defined benefit pension plan. In addition, depreciation and amortization expense increased $24.3 million and $91.5 million from the prior year quarter and nine month period, respectively;

•
Total segment operating income increased by 8.4% compared to the prior year quarter primarily due to the addition of PharMEDium, and 8.1% compared to the prior year nine month period, primarily due to the additions of MWI and PharMEDium; and

•
Income taxes were an expense of $146.9 million and a benefit of $81.7 million in the current year quarter and nine month period, respectively, as compared to an expense of $90.1 million and $297.8 million in the prior year quarter and nine month period, respectively. In November 2015, we received a private letter ruling from the Internal Revenue Service, which entitles us to an income tax deduction equal to the fair value of the Warrants at the date of exercise. As a result, we recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the value of the Warrants from the issuance date through September 30, 2015. This tax benefit adjustment had a significant impact to our effective tax rate in the nine month period ended June 30, 2016. Our income tax rate has also been favorably impacted in fiscal 2016 due to the growth of our international service offerings.

Results of Operations

Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Pharmaceutical Distribution	$35,373,725	$32,758,828	8.0%	$104,734,137	$97,504,075	7.4%
Other	1,576,368	1,532,907	2.8%	4,753,988	3,214,977	47.9%
Intersegment eliminations	(68,413)	(58,179)	17.6%	(199,042)	(227,627)	(12.6)%
Revenue	$36,881,680	$34,233,556	7.7%	$109,289,083	$100,491,425	8.8%

Revenue increased by 7.7% and 8.8% from the prior year quarter and nine month period, respectively. See discussions below under “Pharmaceutical Distribution” and “Other” for commentary regarding our revenue growth.

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

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 8.0% and 7.4% from the prior year quarter and nine month period, respectively. Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. Intrasegment revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC facilities. Intrasegment revenues were $2.0 billion and $1.6 billion in the quarters ended June 30, 2016 and 2015, respectively, and $5.5 billion and $4.7 billion in the nine months ended June 30, 2016 and 2015, respectively.

ABDC’s revenue of $30.1 billion and $89.3 billion in the quarter and nine months ended June 30, 2016 increased 6.5% and 5.7%, respectively, from the prior year periods (before intrasegment eliminations). The increases in ABDC’s revenue were primarily due to overall market growth including sales to WBA. Revenue in the current year quarter and nine month period were negatively impacted by lower sales of products that treat Hepatitis C.

ABSG’s revenue of $7.3 billion and $21.0 billion in the quarter and nine months ended June 30, 2016 increased 20.2% and 17.8%, respectively, from the prior year periods (before intrasegment eliminations). The increases in ABSG’s revenue were due to increased sales in our third party logistics business, the continued growth in our oncology business (including an increase in sales to community oncologists), and increases in our blood products, vaccine and physician office distribution businesses.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the nine months ended June 30, 2016, no significant contracts expired. In June 2016, we signed an agreement with Kaiser Permanente for a five-year term commencing on July 1, 2016 at less favorable terms than the previous contract. Over the next twelve months, no significant contracts are scheduled to expire. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Other

Revenue in Other increased 2.8% from the prior year quarter, primarily due to increased revenue from MWI, and increased 47.9% from the prior year nine month period primarily due to the incremental revenue contribution from MWI, which was acquired in February 2015.

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Pharmaceutical Distribution	$794,424	745,866	6.5%	2,448,601	2,347,070	4.3%
Other	272,843	260,741	4.6%	840,017	597,497	40.6%
Gain from antitrust litigation settlements	120,960	43,567		133,758	65,050
LIFO expense	(80,364)	(158,710)		(274,305)	(453,878)
Gross profit	$1,107,863	$891,464	24.3%	$3,148,071	$2,555,739	23.2%

Gross profit increased 24.3%, or $216.4 million, and 23.2%, or $592.3 million, from the prior year quarter and nine month period, respectively. The increases were due to the increase in gross profit of Pharmaceutical Distribution, the increase in gross profit of Other, the $78.3 million and $179.6 million decrease in LIFO expense from the prior year quarter and nine month period, respectively, and the $77.4 million and $68.7 million increase of gain from antitrust litigation settlements from the prior year quarter and nine month period, respectively. The decreases in LIFO expense were primarily due to lower brand inflation and higher generic drug deflation.

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

Pharmaceutical Distribution gross profit increased 6.5%, or $48.6 million, and 4.3%, or $101.5 million, from the prior year quarter and nine month period, respectively. The increases were due to the contribution from our recent PharMEDium acquisition and the growth of our businesses. Gross profit in the current year quarter was adversely impacted by the early renewal of a contract with a significant GPO customer at less favorable terms. Gross profit growth in the current year nine month period benefited from the incremental income from ABDC's participation in the WBA global sourcing arrangement and was adversely impacted by lower generic price appreciation and contract renewals with the DOD and a significant GPO customer at less favorable terms. As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.25% and 2.34% in the quarter and nine months ended June 30, 2016 decreased 3 basis points and 7 basis points from the prior year quarter and nine month period, respectively. The decrease from the prior year nine month period was primarily due to a decline in generic price appreciation, contract renewals with the DOD and a significant GPO customer, and increased sales to our larger customers that typically have a lower gross profit margin.

Gross profit in Other increased 4.6%, or $12.1 million, and 40.6%, or $242.5 million, from the prior year quarter and nine month period, respectively. The increase from the prior year quarter was primarily due to the increase in MWI's revenue. The increase from the prior year nine month period was primarily due to the contribution from our February 2015 acquisition of MWI, and, to a lesser extent, the increase in ABCS’s revenue. As a percentage of revenue, gross profit margin in Other of 17.31% in the quarter ended June 30, 2016, increased from 17.01% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 17.67% in the nine months ended June 30, 2016, decreased from 18.58% in the prior year nine month period. The decrease from the prior year nine month period was primarily due to the addition of MWI, which has a lower gross profit margin in comparison to other businesses within Other.

We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $121.0 million and $43.6 million during the quarters ended June 30, 2016 and 2015, respectively. We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $133.8 million and $65.1 million during the nine months ended June 30, 2016 and 2015, respectively. The gains were recorded as reductions to cost of goods sold.

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Distribution, selling and administrative	$520,032	$502,744	3.4%	$1,571,088	$1,361,678	15.4%
Depreciation and amortization	92,687	68,430	35.4%	265,437	173,932	52.6%
Warrants (income) expense	(83,704)	(14,900)		(120,275)	1,109,211
Employee severance, litigation and other	52,234	2,625		88,719	30,999
Pension settlement charge	—	—		47,607	—
Total operating expenses	$581,249	$558,899		$1,852,576	$2,675,820

Distribution, selling and administrative expenses increased 3.4%, or $17.3 million, from the prior year quarter, primarily due to our November 2015 acquisition of PharMEDium. Distribution, selling and administrative expenses increased 15.4%, or $209.4 million, from the prior year nine month period, primarily due to our February 2015 acquisition of MWI, and to a lesser extent, our November 2015 acquisition of PharMEDium. As a percentage of revenue, distribution, selling and administrative expenses were 1.41% and 1.44% in the current year quarter and nine month period, respectively, and represent an decrease of 6 basis points compared to the prior year quarter and an increase of 8 basis points compared to the prior year nine month period, respectively. The decrease of 6 basis points in comparison to the prior year quarter was primarily due to an initiative to improve operating efficiency across many of our businesses and certain administrative functions. The increase of 8 basis points in comparison to the prior year nine month period was primarily due to the addition of MWI, which has higher operating expenses as a percentage of revenue in comparison to the Pharmaceutical Distribution segment.

Depreciation expense increased 8.6% and 11.2% from the prior year quarter and nine month period, respectively, due to an increase in the amount of capital projects being depreciated. Amortization expense increased 99.9% from prior year quarter primarily due to the amortization of intangible assets from our PharMEDium acquisition. Amortization expense increased 210.2% from the prior year nine month period primarily due to the amortization of intangible assets from our MWI and PharMEDium acquisitions.

Warrants income increased from the prior year quarter primarily due to the decline in our stock price during the quarter ended June 30, 2016. Warrants expense decreased significantly from the prior year nine month period primarily due to the decline in our stock price since June 30, 2015. The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with WBA. Warrants (income) expense is largely dependent upon changes in our stock price, therefore, future Warrants (income) expense related to the 2017 Warrants could fluctuate significantly. (Refer to “Critical Accounting Policies and Estimates — Warrants” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a more detailed description of the accounting for the Warrants.)

Employee severance, litigation and other for the quarter ended June 30, 2016 included $34.6 million of employee severance and other costs, a $17.1 million charge related to the transfer of surplus assets from our settled salaried defined benefit pension plan to our defined contribution 401(k) plan, and $0.5 million of deal-related transaction costs. Employee severance, litigation and other for the nine months ended June 30, 2016 included $40.2 million of employee severance and other costs, $18.3 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), a $17.1 million charge related to the transfer of surplus assets from our settled salaried defined benefit pension plan to our defined contribution 401(k) plan, and $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items). Employee severance, litigation and other for the quarter ended June 30, 2015 included $2.3 million of deal-related transaction costs and $0.4 million of employee severance and other costs. Employee severance, litigation and other for the nine months ended June 30, 2015 included $29.6 million of deal-related transaction costs (primarily related to professional fees with respect to the MWI acquisition) and $1.4 million of employee severance and other costs.

We recorded a pension settlement charge of $47.6 million in the nine month period ended June 30, 2016 related to the settlement of our salaried defined benefit plan (see Note 8).

Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Pharmaceutical Distribution	$410,718	$377,771	8.7%	$1,288,672	$1,256,747	2.5%
Other	82,511	77,372	6.6%	272,032	186,688	45.7%
Total segment operating income	493,229	455,143	8.4%	1,560,704	1,443,435	8.1%

Gain from antitrust litigation settlements	120,960	43,567		133,758	65,050
LIFO expense	(80,364)	(158,710)		(274,305)	(453,878)
Acquisition-related intangibles amortization	(38,681)	(19,710)		(108,611)	(34,478)
Warrants income (expense)	83,704	14,900		120,275	(1,109,211)
Employee severance, litigation and other	(52,234)	(2,625)		(88,719)	(30,999)
Pension settlement	—	—		(47,607)	—
Operating income (loss)	$526,614	$332,565		$1,295,495	$(120,081)

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrants income (expense); employee severance, litigation and other; and the pension settlement.

Pharmaceutical Distribution operating income increased 8.7%, or $32.9 million, and 2.5%, or $31.9 million, from the prior year quarter and nine month period, respectively, due to the increase in gross profit, offset in part by the increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution operating income margin increased 1 basis point from the prior year quarter primarily due to our initiative to improve operating efficiency. As a percentage of revenue, Pharmaceutical Distribution operating income margin decreased 6 basis points from the prior year nine month period primarily due to a decrease in generic price appreciation, contract renewals with the DOD and a significant GPO customer, and increased sales to our larger customers that typically have a lower gross profit margin.

Operating income in Other increased 6.6%, or $5.1 million, from the prior year quarter, primarily due to the MWI revenue increase, and 45.7%, or $85.3 million, from the prior year nine month period, primarily due to the February 2015 acquisition of MWI.

Interest expense, interest income, and the respective weighted average interest rates in the quarters ended June 30, 2016 and 2015 were as follows (in thousands):

	2016		2015
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$33,640	2.71%	$30,654	2.78%
Interest income	(1,525)	0.50%	(861)	0.16%
Interest expense, net	$32,115		$29,793

Interest expense, interest income, and the respective weighted average interest rates in the nine months ended June 30, 2016 and 2015 were as follows (in thousands):

	2016		2015
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$99,086	2.71%	$71,919	2.89%
Interest income	(2,979)	0.46%	(1,838)	0.17%
Interest expense, net	$96,107		$70,081

Interest expense, net, increased 7.8%, or $2.3 million, from the prior year quarter and 37.1%, or $26.0 million, from the prior year nine month period due to an increase of $0.5 billion and $1.5 billion in average borrowings from the prior year quarter and nine month period ended June 30, 2015, respectively, primarily due to the February 2015 issuance of senior notes totaling $1.0 billion and the February 2015 and November 2015 variable-rate term loan borrowings to finance a portion of the MWI and PharMEDium acquisitions, respectively. Our average borrowing rate was lower during the current year quarter and nine month period primarily as a result of the recent variable-rate financings, which bear interest at lower rates.

Income tax expense was $146.9 million in the quarter ended June 30, 2016 as compared to $90.1 million in the prior year quarter. Income taxes were a benefit of $81.7 million in the nine month period ended June 30, 2016 as compared to an expense of $297.8 million in the prior year nine month period.  In November 2015, we received a private letter ruling from the Internal Revenue Service, which entitles us to an income tax deduction equal to the fair value of the Warrants on the date of exercise. As a result, we recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015.  This tax benefit adjustment had a significant impact to our effective tax rate in the nine month period ended June 30, 2016. Our income tax rate has also been favorably impacted in fiscal 2016 due to the growth of our international service offerings.

Net income was $349.8 million and $1,284.3 million in the quarter and nine month period ended June 30, 2016, respectively, compared to net income of $214.2 million and a net loss of $499.2 million in the prior year quarter and nine month period, respectively. Net income (loss) for the current and prior year periods has been significantly impacted by Warrants income (expense), net of income taxes.

Liquidity and Capital Resources

The following table illustrates our debt structure at June 30, 2016, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note and the overdraft facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,820	$—
$400,000, 4.875% senior notes due 2019	398,718	—
$500,000, 3.50% senior notes due 2021	499,621	—
$500,000, 3.40% senior notes due 2024	498,884	—
$500,000, 3.25% senior notes due 2025	497,704	—
$500,000, 4.25% senior notes due 2045	499,109	—
Total fixed-rate debt	2,993,856	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2018	500,000	950,000
Term loans due in 2020	900,000	—
Multi-currency revolving credit facility due 2020	—	1,400,000
Overdraft facility due in 2021 (£30,000)	13,360	26,579
Total variable-rate debt	1,413,360	2,451,579
Total debt	$4,407,216	$2,451,579

Our operating results have generated cash flows, which, together with availability under our debt agreements and credit terms from suppliers, has provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt, dividends, repurchases of shares of our common stock, and our hedging strategy (see below for further details).

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

As of June 30, 2016 and September 30, 2015, our cash and cash equivalents held by foreign subsidiaries were $468.6 million and $266.3 million, respectively. We expect that the growth of our cash and cash equivalents held by foreign subsidiaries will generally be based in U.S. dollar denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We do not have any plans to repatriate these amounts back to the U.S., as our foreign subsidiaries intend to indefinitely reinvest this cash in foreign investments or foreign operations.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. Our cash balance in the nine months ended June 30, 2016 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs and a portion of the purchase price of PharMEDium in advance of securing long-term financing. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2016 was $1,018.2 million. We had $8,273.6 million of cumulative intra-period borrowings under our credit facilities during the nine months ended June 30, 2016. Additionally, we borrowed $500.0 million under our receivables securitization facility that we used to finance principal payments that we elected to make on the November 2015 Term Loan (see below).

We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which expires in November 2020, (“Multi-Currency Revolving Credit Facility”) with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 69 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2016) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (9 basis points at June 30, 2016). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we are compliant as of June 30, 2016.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of June 30, 2016.

We have a receivables securitization facility (“Receivables Securitization Facility”), which expires in November 2018. In June 2016, we amended the Receivables Securitization Facility to increase the borrowing capacity from $950 million to $1,450 million. In June 2016, we utilized the increased capacity to borrow $500 million on the Receivables Securitization Facility to finance $500 million of principal payments that we elected to make on the November 2015 Term Loan, as the Receivables Securitization Facility bears interest at a lower rate. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of June 30, 2016.

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

In February 2015, we entered into a variable-rate term loan (“February 2015 Term Loan”), which matures in 2020. Through June 2016, we elected to make principal payments of $575 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or a LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over a LIBOR (100 basis points at June 30, 2016) and 0 basis points to 25 basis points over a base rate. The

February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of June 30, 2016.

In November 2015, we entered into a $1.0 billion variable-rate term loan (the “November 2015 Term Loan”), which matures in 2020. In June 2016, we elected to make principal payments of $500 million on the November 2015 Term Loan, and as a result, our next scheduled principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or a LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at June 30, 2016) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of June 30, 2016. We used the proceeds from the November 2015 Term Loan to finance a portion of the cash consideration paid in connection with the acquisition of PharMEDium.

In August 2013, our board of directors approved a program allowing us to purchase up to $750 million in shares of our common stock. During the six months ended March 31, 2016, we purchased $100.0 million of our common stock under this program. In May 2016, our board of directors authorized a new share repurchase program that, together with availability remaining under the existing August 2013 share repurchase program, permits us to purchase up to $750 million in shares of our common stock, subject to market conditions. During the three months ended June 30, 2016, we purchased $103.1 million of our common stock under the May 2016 program. As of June 30, 2016, we had $646.9 million of availability remaining under the May 2016 repurchase program.

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

In September 2015, our board of directors authorized a new special share repurchase program allowing us to purchase up to $2.4 billion in shares of our common stock, subject to market conditions. During the nine months ended June 30, 2016, we purchased $820.0 million of our common stock (all under the Call Options and Capped Calls) under this program. We had $1,455.9 million of availability remaining under this special share repurchase program as of June 30, 2016. Availability under the special share repurchase program is reduced by share repurchases, if any, of our common stock on the open market under the special program, as well as share repurchases due to our exercise of Call Options and/or Capped Calls.

In March 2016, the 2016 Warrants were exercised for $1,168.9 million in cash. The earnings per share dilutive effect of the 2016 Warrants was fully mitigated by our hedging a portion of our obligation to deliver common stock with a financial institution and repurchasing additional shares of our common stock under special share repurchase program for our own account over time (see above).

The following table illustrates the dilutive impact of the 2017 Warrants based on the closing price of our common stock on June 30, 2016:

(in thousands)
Warrants Exercisable	22,697

Shares repurchased under special share repurchase program through June 30, 2016	10,447
Shares expected to be repurchased under remaining Capped Calls	13,620
Total repurchases	24,067

Warrants Coverage	106%

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

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements.  In the nine months ended June 30, 2016, we used a $1.0 billion variable rate term loan to finance a portion of the PharMEDium acquisition price. We also borrowed $500 million from the Receivables Securitization Facility to finance $500 million of principal payments that we elected to make on the November 2015 Term Loan. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and on terms acceptable to us.  There were no such financial instruments in effect at June 30, 2016.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $1,865.2 million in cash and cash equivalents at June 30, 2016. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is less than one percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of June 30, 2016, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$39.8 million outstanding note that we received in conjunction with the sale of a Canadian business in May 2013.

Changes in the price and volatility of our common stock may have a significant impact on the fair value of the Warrants issued to WBA and the related tax benefit. As of June 30, 2016, a one dollar change in our common stock, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $22 million and a one percent change in volatility, holding other assumptions constant, would increase or decrease the fair value of the Warrants by approximately $1 million.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and minimum payments on our other commitments at June 30, 2016 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt, including interest payments	$5,559,905	$732,555	$720,786	$1,471,814	$2,634,750
Operating leases	519,387	84,660	156,691	113,703	164,333
Other commitments	97,029	64,611	29,909	2,509	—
Total	$6,176,321	$881,826	$907,386	$1,588,026	$2,799,083

We outsource to IBM Global Services a portion of our corporate and ABDC data center operations. The remaining commitment under our arrangement, which expires in June 2018, is approximately $44.9 million as of June 30, 2016, of which $22.9 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above table.

We have commitments to purchase product from influenza vaccine manufacturers through the 2016/2017 flu season. We are required to purchase doses at prices that we believe will represent market prices. We currently estimate our remaining purchase commitment under these agreements will be approximately $34.5 million as of June 30, 2016, all of which represents our commitment over the next twelve months, and are included in "Other commitments" in the above table.

Our liability for uncertain tax positions was $63.1 million (including interest and penalties) as of June 30, 2016. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the nine months ended June 30, 2016, our operating activities provided $1,822.0 million of cash in comparison to cash provided of $2,760.3 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2016 was principally the result of net income of $1,284.3 million and an increase in accounts payable, accrued expenses, and income taxes of $1,812.3 million, offset, in part by an increase in accounts receivable of $705.5 million and an increase in merchandise inventories of $675.6 million. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. We also increased our merchandise inventories at June 30, 2016 to support the increase in business volume. Accounts receivable increased as a result of our revenue growth, including additional sales to WBA.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.  The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Days sales outstanding	21.6	20.5	21.4	19.8
Days inventory on hand	29.8	29.6	30.2	30.0
Days payable outstanding	57.7	54.0	56.7	51.4

The increase in days payable outstanding from the prior year periods has benefited from the increase in purchases of generic pharmaceuticals, which have longer payment terms than brand-name pharmaceuticals.

Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. We expect our days sales outstanding to increase in the remainder of fiscal 2016 and in fiscal 2017 as the result of a gradual change in payment terms with our largest customer. Operating cash flows during the nine months ended June 30, 2016 included $97.7 million of interest payments and $0.4 million of income tax refunds, net of payments. Operating cash flows during the nine months ended June 30, 2015 included $67.5 million of interest payments and $199.2 million of income tax payments, net of refunds.

During the nine months ended June 30, 2015, our operating activities provided $2,760.3 million of cash. Cash provided by operations during the nine months ended June 30, 2015 was principally the result of an increase in accounts payable, accrued expenses, and income taxes of $3,530.8 million and non-cash items of $1,314.0 million, offset, in part by the net loss of $499.2 million, an increase in accounts receivable of $868.7 million, and an increase in merchandise inventories of $700.3 million. The non-cash items were comprised primarily of $1,109.2 million of Warrants expense. The increase in accounts payable, accrued expenses and income taxes was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. Accounts receivable increased, reflecting our increased revenue volume, including additional sales to WBA. We also increased our merchandise inventories at June 30, 2015 to support the increase in business volume.

Capital expenditures for the nine months ended June 30, 2016 and 2015 were $310.2 million and $157.1 million, respectively. Significant capital expenditures in the nine months ended June 30, 2016 included technology initiatives, including costs related to the development of track-and-trace technology, costs associated with expanding distribution capacity, and expansion of support facilities. We currently expect to spend approximately $400 million for capital expenditures during fiscal 2016. Significant capital expenditures in the nine months ended June 30, 2015 included technology initiatives, including costs related to the further development of our enterprise resource planning system, costs associated with building our new national distribution center, and expansion of support facilities.

Net cash provided by financing activities in fiscal 2016 included $1,168.9 million received upon the exercise of the 2016 Warrants by WBA and $1.0 billion of borrowings under our November 2015 Term Loan. We used the proceeds from the November 2015 Term Loan to fund a portion of our November 2015 acquisition of PharMEDium. We used a portion of the proceeds from the exercise of the 2016 Warrants to purchase our common stock under our special share repurchase program. During the nine months ended June 30, 2016 and 2015, we paid $1,023.1 million and $800.3 million, respectively, for purchases of our common stock.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: competition; industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; price inflation in branded and generic pharmaceuticals, and price deflation in generics; declining economic conditions in the United States and abroad; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; changes in any of the economic models used by any of our suppliers to set pricing and/or other terms for the purchase of pharmaceuticals; interest rate and foreign currency exchange rate fluctuations; the disruption of AmerisourceBergen’s cash flow and ability to return value to its stockholders in accordance with its past practices; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and AmerisourceBergen, including with respect to the pharmaceutical distribution agreement and/or the global sourcing arrangement;  risks associated with the potential impact on AmerisourceBergen’s earnings per share resulting from the issuance of the warrants to subsidiaries of Walgreens Boots Alliance, Inc. (the “Warrants”); AmerisourceBergen’s inability to fully implement its hedging strategy to mitigate the potentially dilutive effect of the issuance of its common stock in accordance with the Warrants under its special share repurchase program due to its financial performance, the current and future share price of its common stock, its expected cash flows, competing priorities for capital, and overall market conditions; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; increased federal scrutiny and qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation; material adverse resolution of pending legal proceedings; declining reimbursement rates for pharmaceuticals; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of MWI and PharMEDium, or the inability to capture all of the anticipated synergies related thereto; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen’s tax positions and/or AmerisourceBergen’s tax liabilities or adverse resolution of challenges to AmerisourceBergen’s tax positions; natural disasters or other unexpected events that affect AmerisourceBergen’s operations; the impairment of goodwill or other intangible assets, resulting in a charge to earnings; errors in the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting AmerisourceBergen’s business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2016, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	8,431,508	$54.54	8,431,508	$1,630,408,114
May 1 to May 31	1,368,588	$75.28	1,360,807	$2,103,533,257
June 1 to June 30	10,671	$73.63	10,149	$2,102,787,504
Total	9,810,767		9,802,464

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

10.1
Tenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 21, 2016, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto,Working Capital Management Co., LP, as assignor, Advantage Asset Securitization Corp., Mizuho Bank, Ltd., as assignee, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).

10.2
Fifth Amendment to Receivables Sale Agreement, dated as of June 21, 2016, among AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).

10.3	Employment Agreement, dated as of May 20, 2016, between the Registrant and Kathy H. Gaddes.

10.4	Employment Agreement, dated as of May 20, 2016, between the Registrant and Sun Park.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 2, 2016	/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

August 2, 2016	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Tenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 21, 2016, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto,Working Capital Management Co., LP, as assignor, Advantage Asset Securitization Corp., Mizuho Bank, Ltd., as assignee, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).

10.2
Fifth Amendment to Receivables Sale Agreement, dated as of June 21, 2016, among AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).

10.3	Employment Agreement, dated May 20, 2016, between the Registrant and Kathy H. Gaddes.

10.4	Employment Agreement, dated May 20, 2016, between the Registrant and Sun Park.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Steven H. Collis, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q (the “Report”) of AmerisourceBergen Corporation (the “Registrant”);

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(d)
Disclosed in this Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 2, 2016

/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Tim G. Guttman, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q (the “Report”) of AmerisourceBergen Corporation (the “Registrant”);

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(d)
Disclosed in this Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 2, 2016

/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President and Chief Financial Officer

Exhibit 32

Section 1350 Certification of Chief Executive Officer

In connection with the Quarterly Report of AmerisourceBergen Corporation (the “Company”) on Form 10-Q for the quarter ended June 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven H. Collis, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven H. Collis
Steven H. Collis
President and Chief Executive Officer

August 2, 2016

Section 1350 Certification of Chief Financial Officer

In connection with the Quarterly Report of AmerisourceBergen Corporation (the “Company”) on Form 10-Q for the quarter ended June 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tim G. Guttman, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President and Chief Financial Officer

August 2, 2016