Form 10-K
period 2016-09-30
AMERISOURCEBERGEN CORP
filed 2016-11-22
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
________________
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
Common Stock, $0.01 par value per share        Registered on New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2016 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2016 was $13,618,229,743.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2016 was 220,100,206.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference in the Part of this report indicated below:
Part III — Registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders.

PART I

ITEM 1.    BUSINESS
As used herein, the terms "Company," "AmerisourceBergen," "we," "us," or "our" refer to AmerisourceBergen Corporation, a Delaware corporation.
AmerisourceBergen Corporation is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. More specifically, we distribute a comprehensive offering of brand-name and generic pharmaceuticals (including specialty pharmaceutical products), over-the-counter healthcare products, home healthcare supplies and equipment, outsourced compounded sterile preparations, and related services to a wide variety of healthcare providers located in the United States and select global markets, including chain retail and independent pharmacies, mail order pharmacies, acute care hospitals and health systems, physician practices, medical and dialysis clinics, long-term care and other alternate site pharmacies, veterinarians, and other customers. We also provide pharmacy services to certain specialty drug patients. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including reimbursement and pharmaceutical consulting services, niche premium logistics services, inventory management, pharmacy automation, and pharmacy management.
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IMS Healthcare, Inc., an independent third party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 7.1% from 2015 through 2020, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases.
In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States, and other industry trends, include:
Aging Population. The number of individuals age 65 and over in the United States is expected to exceed 55 million by 2020 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.
Introduction of New Pharmaceuticals. Traditional research and development, as well as the advent of new research, production, and delivery methods, such as biotechnology and gene therapy, continue to generate new pharmaceuticals and delivery methods that are more effective in treating diseases. We believe ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry. In particular, we believe ongoing research and development of biotechnology and other specialty pharmaceutical drugs will provide opportunities for the continued growth of our specialty pharmaceuticals business.
Increased Use of Generic Pharmaceuticals. A number of patents for widely used brand-name pharmaceutical products will continue to expire during the next several years. In addition, increased emphasis by managed care and other third party payors on utilization of generics has accelerated their growth. We consider the increase in generic usage a favorable trend because generic pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth. Generic pharmaceuticals currently account for approximately 89% of the prescription volume in the United States.
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

Legislative Developments. In recent years, regulation of the healthcare industry has changed significantly in an effort to increase drug utilization and reduce costs. In March 2010, the federal government enacted major health reform legislation designed to expand access to health insurance, which increased the number of people in the United States who are eligible to be reimbursed for all or a portion of prescription drug costs. The health reform law provides for sweeping changes to Medicare and Medicaid policies (including drug reimbursement policies), expanded disclosure requirements regarding financial arrangements within the healthcare industry, enhanced enforcement authority to prevent fraud and abuse, and new taxes and fees on pharmaceutical and medical device manufacturers. These policies and other legislative developments (including potential revisions to or repeal of any portions of the health reform legislation) may affect our businesses directly and/or indirectly (see Government Regulation on page 6 for further details).
Other economic conditions and certain risk factors could adversely affect our business and prospects (see Item 1A. Risk Factors on page 9).
The Company
We currently serve our customers (healthcare providers, pharmaceutical and biotech manufacturers, and certain specialty drug patients) through a geographically diverse network of distribution service centers and other operations in the United States and selected global markets. In our pharmaceutical distribution business, we are typically the primary supplier of pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allow them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.
Strategy
Our business strategy is focused on the global pharmaceutical supply channel where we provide value-added distribution and service solutions to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians, and veterinarians) and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to continue to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

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

With the rapid growth of generic pharmaceuticals in the U.S. market, we have introduced strategies to enhance our position in the generic marketplace, including our generic private label program based in Ireland. We source generics globally, offer a value-added generic formulary program to our healthcare provider customers, and monitor our customers' compliance with our generics program. We also provide data and other valuable services to our manufacturing customers, which includes the current expansion of our international presence into Switzerland, where we lead our global manufacturer relations and commercialization strategy.
We offer value-added services and solutions to assist healthcare providers and pharmaceutical manufacturers to improve their efficiency and their patient outcomes. Services for manufacturers include: assistance with rapid new product launches, promotional and marketing services to accelerate product sales, product data reporting, and logistical support.
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
We believe we have one of the lowest cost operating structures among all pharmaceutical distributors. AmerisourceBergen Drug Corporation ("ABDC") has a distribution facility network totaling 26 distribution facilities in the United States. This network includes a national distribution center in Columbus, OH, which offers pharmaceutical manufacturers a single shipping destination. We continue to seek opportunities to achieve productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt "best practices" in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility.

In March 2013, we and Walgreens Boots Alliance, Inc. ("WBA") entered into various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between WBA and us pursuant to which we distribute branded and generic pharmaceutical products to WBA and an agreement that provides us the ability to access generics and related pharmaceutical products through a global sourcing arrangement with Walgreens Boots Alliance Development GmbH ("WBAD"). In May 2016, our distribution agreement with WBA and our global sourcing arrangement with WBAD were extended to now expire in 2026. The increased volume associated with the distribution agreement improved our distribution center efficiency and our access to WBAD continues to improve our purchasing power.
In an effort to supplement our organic growth, we continue to utilize a disciplined approach to seek acquisitions that will assist us with our strategic growth plans.
In November 2015, we acquired PharMEDium Healthcare Holdings, Inc. ("PharMEDium"), the leading national provider of outsourced compounded sterile preparations ("CSPs") to acute care hospitals in the United States. PharMEDium is the premier provider of customized outsourced CSPs that meet specific hospital and physician clinical needs and quality standards in formulations that are not otherwise commercially available. PharMEDium delivers "sterile to sterile" CSPs in a ready to use form with enhanced safety, labeling, sterility assurance, and extended expiration dating supported by appropriate studies that often exceeds what hospital pharmacies can accomplish on their own. The CSPs are prepared in state-of-the-art, FDA and state board of pharmacy inspected facilities, using only FDA-approved or allowed drugs in finished dosage form and FDA-approved diluents and FDA-cleared containers (see Risk Factor — Increasing governmental efforts to regulate the pharmaceutical supply channel and pharmaceutical compounding may increase our costs and reduce our profitability). PharMEDium maintains four Section 503B outsourcing facilities, provides a broad range of 2,000 SKUs, and serves over 3,000 hospital customers across all 50 states. The acquisition of PharMEDium strengthened our core business and meaningfully expanded our innovative service offerings to our health systems customers.

•
Optimize and Grow Our Specialty Distribution and Service Businesses.  Our specialty pharmaceuticals business has a significant presence in this growing part of the pharmaceutical supply channel. With distribution and value-added services to physicians and other healthcare providers, including hospitals and dialysis clinics, our specialty pharmaceuticals business is a well-developed platform for growth. We are a leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We also distribute plasma and other blood products, injectible pharmaceuticals, and vaccines. Additionally, we are well-positioned to service and support many of the new biotechnology therapies that will be coming to market in the near future. We continue to seek opportunities to expand our offerings in specialty distribution and services.

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

•
Optimize and Grow Our Animal Health Distribution and Service Business.  In February 2015, we acquired MWI Veterinary Supply, Inc. ("MWI"), a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. MWI also offers its customers a variety of value-added services, including its e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, and educational seminars, which we believe closely integrate MWI with its customers' day-to-day operations and provide them with meaningful incentives to continue doing business with MWI. We continue to seek opportunities to expand our offerings in animal health distribution and services.

•
Divestitures.  In order to allow us to concentrate on our strategic focus areas of pharmaceutical distribution and related services and specialty pharmaceutical distribution and related services, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.

Operations
Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2016 are comprised of the Pharmaceutical Distribution reportable segment and Other. See Note 17 of the Notes to Consolidated Financial Statements for reportable segment information.
Pharmaceutical Distribution Segment
The Pharmaceutical Distribution reportable segment is comprised of two operating segments, which include the operations of ABDC and AmerisourceBergen Specialty Group ("ABSG"). Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution segment's operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.
ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals (including specialty pharmaceutical products), over-the-counter healthcare products, home healthcare supplies and equipment, outsourced CSPs, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, ABDC delivers packaging solutions to institutional and retail healthcare providers.
ABSG, through a number of operating businesses, provides pharmaceutical distribution and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty products. Additionally, ABSG provides third party logistics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers.
Our use of the terms "specialty" and "specialty pharmaceutical products" refer to drugs used to treat complex diseases, such as cancer, diabetes, and multiple sclerosis. Specialty pharmaceutical products are part of complex treatment regimens for serious conditions and diseases that generally require ongoing clinical monitoring. We believe the terms "specialty" and "specialty pharmaceutical products" are used consistently by industry participants and our competitors. However, we cannot be certain that other distributors of specialty products define these and other similar terms in exactly the same manner as we do.
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
Other
Other consists of the AmerisourceBergen Consulting Services ("ABCS") operating segment, the World Courier operating segment, and the MWI operating segment. The results of operations of these operating segments are not significant enough to require separate reportable segment disclosure, and therefore, have been included in "Other" for the purpose of our reportable segment presentation.
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
Sales and Marketing. The majority of ABDC's sales force is led nationally, with geographic focus and specialized by either healthcare provider type or size. Customer service representatives are centralized in order to respond to customer needs in a timely and effective manner. ABDC also has support professionals focused on its various technologies and service offerings. ABDC's marketing organization designs and develops business management solutions for AmerisourceBergen healthcare provider customers. Tailored to specific groups, these programs can be further customized at the business unit or distribution facility level to adapt to local market conditions. ABDC's sales teams and marketing organization also serve national account customers through close coordination with local distribution centers and ensure that our customers are receiving service offerings that meet their needs. Our other operating segments each have independent sales forces and marketing organizations that specialize in their respective product and service offerings. In addition, we have a corporate marketing group that coordinates branding and other marketing activities across the Company.
Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies, and providers of pharmacy services to such facilities, physicians, and physician group practices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies, pharmacy departments of supermarkets and mass merchandisers, and veterinarians. We are typically the primary source of supply for our healthcare provider customers. Our manufacturing customers include branded, generic, and biotechnology manufacturers of prescription pharmaceuticals, as well as over-the-counter product and health and beauty aid manufacturers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers.
Our two largest customers, WBA and Express Scripts, Inc. ("Express Scripts"), accounted for 30% and 16%, respectively, of our fiscal 2016 revenue. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPOs"), represented approximately 65% of fiscal 2016 revenue. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations.
Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in fiscal 2016. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are good. The 10 largest suppliers in fiscal 2016 accounted for approximately 45% of our purchases.
Information Systems. The ABDC operating segment operates its full-service wholesale pharmaceutical distribution facilities in the U.S. on a centralized enterprise resource planning ("ERP") system. ABDC's ERP system provides for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. All of our other operating segments operate the majority of their businesses on their own common, centralized ERP systems resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities. We expect to make significant investments over the next few years to enhance and upgrade the ERP systems utilized by our other operating segments.
Additionally, over the next couple of years, we intend to improve our entity-wide infrastructure environment to drive efficiency, capabilities, and speed to market.
We will continue to invest in advanced information systems and automated warehouse technology. For example, in an effort to comply with future pedigree and other supply chain custody requirements (see Risk Factor - Increasing governmental efforts to regulate the pharmaceutical supply channel and pharmaceutical compounding may increase our costs and reduce our profitability), we expect to continue to make significant investments in our secure supply chain information systems.
In fiscal 2016, ABDC began to make significant investments in its electronic ordering systems. These investments will continue into fiscal 2017. ABDC's systems are intended to strengthen customer relationships by allowing the customer to lower its operating costs and by providing a platform for a number of the basic and value-added services offered to our customers, including product demand data, inventory replenishment, single-source billing, third party claims processing, real-time price and incentive updates, and price labels.
ABDC processes a substantial portion of its purchase orders, invoices, and payments electronically. However, it continues to make substantial investments to expand its electronic interface with its suppliers. ABDC has a warehouse operating system, which is used to manage the majority of ABDC's transactional volume. The warehouse operating system has improved ABDC's productivity and operating leverage.
A significant portion of our information technology activities relating to ABDC and our corporate functions are outsourced to IBM Global Services and other third party service providers.
Competition
We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson") and Cardinal Health, Inc. ("Cardinal"). ABDC competes with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. The distribution and related service businesses in which ABSG engages are also highly competitive. ABSG's operating businesses face competition from a variety of competitors, including McKesson, Cardinal, FFF Enterprises, Henry Schein, Inc., and UPS Logistics, among others. Our ABCS, World Courier, and MWI businesses also face competition from a variety of competitors. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
Intellectual Property
We use a number of trademarks and service marks. All of the principal trademarks and service marks used in the course of our business have been registered in the United States and, in some cases, in foreign jurisdictions or are the subject of pending applications for registration.
We have developed or acquired various proprietary products, processes, software, and other intellectual property that are used either to facilitate the conduct of our business or that are made available as products or services to customers. We generally seek to protect such intellectual property through a combination of trade secret, patent and copyright laws, and through confidentiality and other contractually imposed protections.
We hold patents and have patent applications pending that relate to certain of our products, particularly our automated pharmacy dispensing equipment, our medication and supply dispensing equipment, certain warehousing equipment, and some of our proprietary packaging solutions. We seek patent protection for our proprietary intellectual property from time to time as appropriate.
Although we believe that our patents or other proprietary products and processes do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.
Employees
As of September 30, 2016, we had approximately 19,000 employees, of which approximately 18,000 were full-time employees. Approximately 2% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.
Government Regulation
We are subject to extensive oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations, and policies.
The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA"), and various other federal and state regulatory authorities regulate the compounding, purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances and entities that compound pharmaceuticals that contain controlled substances must hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing the sale, marketing, compounding, packaging, holding, and distribution of controlled substances. Our Section 503B outsourcing facilities must comply with current Good Manufacturing Practices ("GMPs") and are inspected by the FDA periodically to determine that we are complying with such GMPs. The DEA, FDA, and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers or Section 503B outsourcing facilities from distributing controlled substances, seize or recall products, and impose significant criminal, civil, and administrative sanctions. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical compounding and wholesale distribution requirements needed to conduct our current operations.
We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statute. The anti-kickback statute prohibits persons from soliciting, offering, receiving, or paying any remuneration in order to induce the purchasing, leasing, or ordering, induce a referral to purchase, lease, or order, or arrange for or recommend purchasing, leasing, or ordering items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The fraud and abuse laws and regulations are broad in scope and are subject to frequent and varied interpretation.
In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated, or mislabeled pharmaceuticals into the distribution system. At the federal level, Congress has enacted legislation to regulate the pharmaceutical distribution system by establishing federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level. This same legislation establishes new requirements for drug wholesale distributors and third party logistics providers and calls for enhanced regulation of CSPs, including heightened compliance, reporting, labeling, and inspection standards. The legislation also creates Section 503B outsourcing facilities as a new category for providers of CSPs, allowing such facilities to voluntarily register with the FDA. Our CSP business locations have registered with the FDA as Section 503B outsourcing facilities and have implemented policies and procedures to achieve compliance with current legislative requirements for such facilities. However, there can be no assurance that we are fully compliant with the new requirements, and any failure to comply may result in additional costs to bring our CSP facilities into compliance. These and other requirements will continue to increase the cost of our operations.
Federal insurance and health care reform legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance, including coverage for at least a portion of drug costs, through a combination of insurance market reforms, an expansion of Medicaid, subsidies, and health insurance mandates. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. Among other things, the Affordable Care Act changed the formula for Medicaid federal upper limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to no less than 175% of the weighted average manufacturer price. Further, recent regulations require state Medicaid programs to implement payment mechanisms for branded prescription drugs which are consistent with pharmacies' "actual acquisition costs" for drugs. These provisions could reduce prescription drug reimbursement levels under state Medicaid programs.
As a result of political, economic, and regulatory influences, scrutiny of the healthcare delivery system in the United States can be expected to continue at both the state and federal levels. This process may result in additional legislation and/or regulation governing the production, delivery, or pricing of pharmaceutical products, as well as additional changes to the structure of the present healthcare delivery system. In addition, changes in the interpretations of existing regulations may result in significant additional compliance costs or the discontinuation of our ability to continue to operate our distribution centers or Section 503B outsourcing facilities, which may have a material adverse effect on our financial condition and results of operations.
Any future reductions in Medicare or Medicaid reimbursement rates could negatively impact our customers' businesses and their ability to continue to purchase drugs from us. We cannot predict what additional initiatives, if any, will be adopted, when they may be adopted, or what impact they may have on us.
We are subject to various federal, state, and local environmental laws, including with respect to the sale, transportion, storage, handling, and disposal of hazardous or potentially hazardous substances, as well as laws relating to safe working conditions and laboratory practices.
The costs, burdens, and/or impacts of complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our results of operations and financial condition.
See "Risk Factors" below for a discussion of additional legal and regulatory developments, as well as enforcement actions or other litigation that may arise out of our failure to adequately comply with applicable laws and regulations that may negatively affect our results of operations and financial condition.
Health Information and Privacy Practices
The Health Information Portability and Accountability Act of 1996 ("HIPAA") and its implementing regulations set forth privacy and security standards designed to protect the privacy of and provide for the security of protected health information, as such term is defined under the HIPAA regulations. Some of our businesses collect, maintain, and/or access protected health information and are subject to the HIPAA regulations. Our operations, depending on their location, may also be subject to state or foreign regulations affecting personal data protection and the manner in which information services or products are provided. Significant criminal and civil penalties may be imposed for violation of HIPAA standards and other such laws. We have a HIPAA compliance program to facilitate our ongoing efforts to comply with the HIPAA regulations.
The Health Information Technology for Economic and Clinical Health Act ("HITECH Act"), enacted as part of the 2009 American Recovery and Reinvestment Act ("ARRA") strengthened federal privacy and security provisions governing protected health information. Among other things, the HITECH expanded certain aspects of the HIPAA privacy and security rules, imposed new notification requirements related to health data security breaches, broadened the rights of the U.S. Department of Health and Human Services ("HHS") to enforce HIPAA, and directed HHS to publish more specific security standards. On January 25, 2013, the Office for Civil Rights of HHS published the HIPAA omnibus final rule ("HIPAA Final Rule"), which amended certain aspects of the HIPAA privacy, security, and enforcement rules pursuant to the HITECH Act, extending certain HIPAA obligations to business associates and their subcontractors. Certain components of our business act as "business associates" within the meaning of HIPAA and are subject to these additional obligations under the HIPAA Final Rule.
Some of our businesses collect, maintain, and/or access other sensitive personal information that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act and the implementing regulations. Security and disclosure of personal information is also highly regulated in many other countries in which we operate, and such regulations continue to evolve. Additionally, we need to comply with applicable privacy and security requirements of countries throughout the world in which we maintain operations, including but not limited to those in the European Union.
There can be no assurances that compliance with these requirements will not impose new costs on our business.
Available Information
For more information about us, visit our website at www.amerisourcebergen.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q, and 8-K, and any amendments to these reports) are available free of charge through the "Investor Relations" section of our website immediately after we electronically file with or furnish them to the Securities and Exchange Commission and may also be viewed using their website at www.sec.gov.

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
In fiscal 2016, we experienced unfavorable trends in brand and generic pharmaceutical pricing. Those trends are expected to continue in fiscal 2017, and could have a material and adverse effect on our results of operations.
Competition and industry consolidation may erode our profit.
As described in greater detail in the “Competition” section beginning on page 5, the industries in which we operate are highly competitive. In addition, in recent years the healthcare industry has been subject to increasing consolidation, including among pharmaceutical manufacturers. If we do not compete successfully, it could have a material and adverse effect on our business and results of operations. The impact on us will be greater if consolidation among our customers, suppliers, and competitors gives the resulting enterprises greater bargaining power, which may lead to greater pressure to reduce prices for our products and services.
Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer or group purchasing organization.
WBA accounted for 30% of our revenue in fiscal 2016. Express Scripts accounted for 16% of our revenue in fiscal 2016. Our top ten customers, including governmental agencies and GPOs, represented approximately 65% of fiscal 2016 revenue. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows.
Increasing governmental efforts to regulate the pharmaceutical supply channel and pharmaceutical compounding may increase our costs and reduce our profitability.
The healthcare industry in the United States is highly regulated at the federal and state levels. There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy, departments of health and the FDA, to regulate the pharmaceutical distribution system and pharmacy compounding activities. Regulation of pharmaceutical distribution is intended to prevent the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or proposed laws and regulations, including laws and regulations that are intended to protect the safety of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution and pharmaceutical compounding.
At the federal level, final regulations issued pursuant to the Prescription Drug Marketing Act impose pedigree tracking and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards include track-and-trace and/or authentication technologies that leverage data carriers applied by the manufacturer to the sellable units and cases. The FDA is also required to develop a standardized numerical identifier ("SNI"). In March 2010, the FDA issued guidance regarding the development of SNIs for prescription drug packages in which the FDA identified package-level SNIs, as an initial step in the FDA's development of additional measures to secure the drug supply chain. In November 2013,

Congress passed the Drug Quality and Security Act ("DQSA"). The DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DSQA also establishes new requirements for drug wholesale distributors and third party logistics providers, including licensing requirements in states that had not previously licensed such entities.
One additional change resulting from the DQSA is the creation of Section 503B outsourcing facilities as a new category for producers of compounded sterile preparations (“CSPs”), allowing such facilities to voluntarily register with the FDA. Our CSP business locations have registered with the FDA as Section 503B outsourcing facilities and have implemented policies and procedures to achieve compliance with current DQSA requirements for such facilities. However, there can be no assurance that we are fully compliant with the new requirements, and any failure to comply may result in additional costs to bring our CSP facilities into compliance. Moreover, the FDA continues to issue draft and final guidance in its efforts to implement the requirements in DQSA, including those relating to current good manufacturing practices and other matters related to 503B outsourcing facilities, which may require changes to our CSP business, some of which may be significant. Complying with these and other supply chain of custody and pharmaceutical compounding requirements will increase our costs and could otherwise adversely affect our results of operations.
The suspension or revocation by federal or state authorities of any of the registrations that must be in effect for our distribution and 503B outsourcing facilities to purchase, compound, store, and/or distribute pharmaceuticals and controlled substances, the refusal by such authorities to issue a registration to any such facility, or any enforcement action or other litigation that arises out of our failure to comply with applicable laws and regulations governing distribution and 503B outsourcing facilities may adversely affect our reputation, our business and our results of operations.
The DEA, FDA, and various other federal and state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances and the compounding of pharmaceuticals that contain controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substances Act and its implementing regulations governing the sale, marketing, packaging, compounding, holding and distribution of controlled substances. Government authorities may from time to time investigate whether we are in compliance with various security and operating standards applicable to the distribution of controlled substances including whether we are adequately detecting and preventing the illegal diversion of controlled substances. Although we have procedures in place that are intended to ensure compliance with such laws and regulations, there can be no assurance that a regulatory agency or tribunal would conclude that our operations are compliant with applicable laws and regulations. If we were found to be non-compliant with such laws and regulations, federal and state authorities have broad enforcement powers, including (i) the ability to suspend our distribution centers' and 503B outsourcing facilities' licenses to distribute and compound pharmaceutical products (including controlled substances), (ii) seize or recall products and (iii) impose significant criminal, civil and administrative sanctions for violations of these laws and regulations, each of which could have a material adverse effect on our reputation, business and results of operations.
We have received, and may in the future receive, requests for information, letters and subpoenas from the DEA, FDA, various United States Attorneys' Offices of the United States Department of Justice, and/or state regulatory authorities and agencies related to our distribution of controlled substances, our order monitoring program, which is designed to prevent and detect the illegal diversion of controlled substances, or other matters. We generally respond to subpoenas, requests, letters and other authority and/or agency correspondence in a thorough and timely manner. These responses require time and effort and can result in considerable costs being incurred by the Company, such as costs related to addressing the observations listed on FDA Form 483 reports. Such subpoenas, requests and letters can also lead to the assertion of claims or the commencement of civil, criminal, or regulatory legal proceedings against the Company, as well as to settlements and the suspension or revocation of registrations required by our distribution and 503B outsourcing facilities, each of which could have a material adverse effect on our reputation, business and results of operations.
The FDA and other governmental entities enforce compliance with applicable current GMP requirements under applicable state law through periodic risk-based inspections. It is common for FDA Form 483 reports to be provided in connection with inspections of 503B outsourcing facilities, and FDA observations may be followed by warning letters or subsequent enforcement actions. Prior to our acquisition of the business, PharMEDium received a warning letter from the FDA in 2014 following the inspection of PharMEDium's Mississippi, New Jersey, Tennessee and Texas 503B outsourcing facilities in 2013. The FDA reinspected all of these facilities in 2015 and 2016 and issued FDA Form 483 reports at each of the facilities as well as at PharMEDium’s headquarters in Lake Forest, Illinois. We cannot be assured that the FDA will be satisfied with the sufficiency or timing of PharMEDium’s corrective actions in response to the Agency’s Form 483 reports and, as such, we cannot predict when or if the FDA will consider the agency’s observations to be fully resolved. A failure to adequately address observations identified by the FDA in Form 483 reports or warning letters issued by the FDA or observations identified by any other federal and state regulatory authority, including a failure to resolve the observations identified by the FDA in the 2014 warning letter and subsequent

FDA Form 483 reports relating to PharMEDium’s 503B outsourcing facilities, could lead to an enforcement action, monetary penalties and/or license revocation, each of which could have a material adverse effect on our reputation, business and results of operations.
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
Federal insurance and health care reform legislation known as the Affordable Care Act became law in March 2010. The Affordable Care Act is intended to expand health insurance coverage, including coverage for at least a portion of drug costs through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. Given the scope of the changes made by the Affordable Care Act and the ongoing implementation efforts, we cannot predict the impact of every aspect of the law on our operations. Likewise, we cannot predict the impact of any efforts to change or repeal any provisions of the Affordable Care Act.
The Affordable Care Act changed the formula for Medicaid federal upper limits (“FULs”) for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average manufacturer price ("AMP"). On February 1, 2016, CMS published its final rule with comment period to implement the Affordable Care Act’s Medicaid covered outpatient drug provisions, under which CMS will calculate FULs for multiple source drugs as 175 percent of the weighted average of AMPs, with certain exceptions. In addition, the rule requires state Medicaid programs to implement payment methods for brand (non-multiple source) products designed to be consistent with such drugs’ actual acquisition cost (“AAC”). The rule was generally effective on April 1, 2016, and states had until May 2016 to implement the FULs and until April 1, 2017 to implement any changes necessary in light of the AAC standard. Medicaid reimbursement for drugs calculated under the final rule may represent significant reductions from prior reimbursement levels, although the impact of the changes depend upon how the changes are implemented by each state Medicaid program. Any reduction in the Medicaid reimbursement rates to our customers may indirectly impact the prices that we can charge our customers for multisource pharmaceuticals and cause corresponding declines in our profitability.
The Affordable Care Act also amended the Medicaid rebate statute to increase minimum Medicaid rebates paid by pharmaceutical manufacturers and made other changes expected to result in increased Medicaid rebate payments by pharmaceutical manufacturers, which could indirectly impact our business. In addition, the Bipartisan Budget Act of 2015, signed into law on November 2, 2015, extended to generic drugs inflation-based Medicaid drug rebates similar to those that are paid on brand drugs. The federal government and state governments could take other actions in the future that impact Medicaid reimbursement and rebate amounts.
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
ABSG sells specialty drugs directly to physicians and community oncology practices and provides a number of services to or through physicians. Drugs that are administered in a physician's office, such as drugs that are infused or injected, are typically covered under Medicare Part B. Declining reimbursement rates for Medicare Part B drugs and other economic factors have caused a number of physician practices, including some of our customers, to move from private practice to hospital settings, where they may purchase their specialty drugs under hospital prime vendor arrangements rather than from specialty distributors like ABSG. Although this trend has slowed down in the past year, it could increase in the future due to various factors, including legislative and regulatory requirements that affect how CMS reimburses for Medicare Part B drugs, as well as the ability of certain hospitals to purchase drugs at significant, statutorily-mandated discounts pursuant to the federal 340B drug discount program for groups of patients. In addition, federal changes in drug reimbursement policy could reduce the rate of reimbursement for drugs covered under Medicare Part B or physician services under Medicare, which could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us, and thereby result in corresponding declines in ABSG's profitability. For instance, CMS published a proposed rule on March 11, 2016 that would establish a program to test new Medicare payment methods for certain Part B drugs to determine whether alternative payment designs will reduce Medicare expenditures while maintaining quality of care; that proposed rule has not yet been finalized. At this time, we can provide no assurances that future Medicare reimbursement or policy changes, if adopted, would not have an adverse effect on our business.
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
We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud and abuse. The federal government continues to strengthen its scrutiny of practices potentially involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse, and these enforcement authorities were further expanded by the Affordable Care Act. While we believe that we are in compliance with applicable laws and regulations, many of the regulations applicable to us, including those relating to marketing incentives offered in connection with pharmaceutical sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could be subject to civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
Our business and results of operations could be adversely affected by qui tam litigation or other legal proceedings.
Our business involves the manufacture, distribution and dispensing of healthcare products, which may cause us to become involved in legal disputes or proceedings. Violations of various federal and state laws governing the marketing, sale, purchase and dispensing of pharmaceutical products can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Any settlement, judgment or fine that is in excess of our insurance limits, or that is not otherwise covered, could adversely affect our results of operations.

Among other things, statutory and/or regulatory violations can form the basis for qui tam complaints to be filed. The qui tam provisions of the federal and various state civil False Claims Acts authorize a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. Under False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on government authorities to investigate the allegations and determine whether or not to intervene in the action. Such cases may involve allegations around the marketing, sale, purchase, and/or dispensing of branded and/or generic pharmaceutical products and wrongdoing in the marketing, sale, purchase and/or dispensing of such products. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise.
The Company has learned that there are filings in one or more federal district courts that are under seal and may involve allegations against the Company (and/or subsidiaries or businesses of the Company, including our group purchasing organization for oncologists and our oncology distribution business) relating to its distribution of certain pharmaceutical products to providers. With regard to any of these filings, our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and damages arising from resultant false claims, if government authorities decide to intervene in any such matters and/or if we are found liable for all or any portion of violations alleged in any such matters.
The products compounded by our CSP business are administered by our customers to patients intravenously, and failures or errors in production, labeling or packaging could contribute to patient harm or death, which may subject us to significant liabilities and reputational harm.
The production, labeling and packaging of CSPs is inherently risky. Our CSP business sells CSPs to acute care hospitals, freestanding hospital outpatient departments and ambulatory surgery centers, who then administer the CSPs to patients intravenously or through other injectable routes of administration. There are a number of factors that could result in the injury or death of a patient who receives one of our CSPs, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of our products. In addition, in the ordinary course of business, we may voluntarily recall or retrieve products. Any recall or retreival, whether voluntary or requested by the FDA or state regulatory authorities, could result in significant costs and negative publicity. Negative publicity, including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and harm our ability to successfully launch new products and services. These problems could also result in enforcement actions by state and federal authorities or other healthcare self-regulatory bodies, or product liability claims or lawsuits, including those brought by individuals or groups seeking to represent a class or establish multidistrict litigation proceedings. Any such action, litigation, recall or reputational harm, even recalls or negative publicity resulting from patient harm or death caused by CSPs prepared by a competitor or a hospital pharmacy, could result in a material adverse effect on our business, results of operations, financial condition and liquidity. Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Because of the increasing cost of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.
A disruption in our distribution or global sourcing arrangements with WBA could adversely affect our business and financial results.
We act as the primary wholesale distribution source for Walgreens' pharmacies in the United States with respect to branded and generic prescription drugs. We are the primary distributor of branded and generic pharmaceuticals for WBA. Our generic pharmaceutical program has also benefited from the global sourcing arrangement with WBA. If the operations of WBA are seriously disrupted for any reason, whether by natural disaster, labor disruption, regulatory or governmental action, or otherwise, it could adversely affect our business and our sales and profitability. If the global sourcing arrangement does not continue to be successful, our margins and results of operations could also be adversely affected.
If our operations are seriously disrupted for any reason, we may have an obligation to pay or credit WBA for failure to supply products. In addition, upon the expiration or termination of the distribution agreement or global sourcing arrangement, there can be no assurance that we or WBA will be willing to renew, on terms favorable to us or at all.
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

The anticipated ongoing strategic and financial benefits of our relationship with WBA may not be realized.
In May 2016, we extended to 2026 our strategic arrangement with WBA with the expectation that it would result in various benefits including, among other things, continued cost savings and operating efficiencies, innovation and sharing of best practices. The processes and initiatives needed to achieve and maintain these benefits are complex, costly and time-consuming. Achieving the anticipated benefits from the arrangement on an ongoing basis is subject to a number of significant challenges and uncertainties, including: the potential inability to realize and/or delays in realizing potential benefits resulting from participation in our global sourcing arrangement with WBAD, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits due to its inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; the potential disruption of our plans and operations as a result of this strategic arrangement, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; potential changes in supplier relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; unforeseen changes in the economic terms under which we distribute pharmaceuticals to WBA; and whether the unique corporate cultures of separate organizations will continue to work collaboratively in an efficient and effective manner.
In addition, WBA has the right, but not the obligation, under the transactions contemplated by the Framework and Shareholder Agreements dated March 18, 2013 to make additional investments in our Common Stock. Any sales in the public market of common stock currently held by WBA or acquired by WBA pursuant to open market purchases could adversely affect prevailing market prices of our common stock. We could also encounter unforeseen costs, circumstances, or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework and Shareholder Agreements. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected future benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition, and results of operations and the price of our common stock.
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
Acquisitions involve numerous risks and uncertainties and may be of businesses in which we lack operational experience. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including: regulatory or compliance issues that could arise; changes in regulations and laws; the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities, including litigation risks; the fair value of assets acquired and liabilities assumed not being properly estimated; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.
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
We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act, any violation of which could create substantial liability for us and also cause a loss of reputation in the market. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with government agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business, financial position, and results of operations.
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
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based on our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. At September 30, 2016, our two largest trade receivable balances due from customers represented approximately 43% and 10% of accounts receivable, net.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of September 30, 2016, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. In the aggregate, our facilities occupy approximately 14 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2040.
We lease approximately 185,000 square feet in Chesterbrook, Pennsylvania and approximately 106,000 square feet in Conshohocken, Pennsylvania for our corporate and ABDC headquarters.
We have 26 full-service ABDC wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 53,000 square feet to 328,000 square feet, with an aggregate of approximately 4.7 million square feet. Leased facilities are located in Puerto Rico plus the following states: Arizona, Colorado, Florida, Hawaii, Indiana, Minnesota, Mississippi, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas, and Virginia.
As of September 30, 2016, the Specialty Group's operations were conducted in 18 locations, two of which are owned, comprising approximately 1.2 million square feet. The Specialty Group's largest leased facility consisted of approximately 273,000 square feet. Its headquarters are located in Texas and it has significant operations in the states of Alabama, Kentucky, Nevada, and Ohio.
As of September 30, 2016, the Consulting Group's operations were conducted in seven leased locations, comprising approximately 668,000 square feet. Its headquarters are located in South Carolina and its other operations are primarily located in Maryland and North Carolina.
As of September 30, 2016, World Courier's office and operating facilities are located in over 50 countries throughout the world. Its headquarters are located in London, England. Most of the facilities are leased. Significant owned facilities are located in New York, and internationally in Germany, Japan, Singapore, and South Africa.
As of September 30, 2016, MWI's operations were conducted in 19 locations, three of which are owned, in the United States and in the United Kingdom, ranging from approximately 41,000 square feet to 225,000 square feet, with an aggregate of approximately 2.0 million square feet. Leased facilities are located in California, Colorado, Florida, Georgia, Idaho, Indiana, Kansas, Massachusetts, Minnesota, Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Idaho, Texas and internationally in the United Kingdom. Its headquarters are located in Boise, Idaho.
We consider all of our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 15 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of our executive officers and their ages and positions as of October 31, 2016.

Name	Age	Current Position with the Company
Steven H. Collis	55	Chairman, President, and Chief Executive Officer
John G. Chou	60	Executive Vice President and General Counsel
Gina K. Clark	59	Executive Vice President and Chief Marketing Officer
James F. Cleary, Jr.	53	Executive Vice President and President, MWI Veterinary Supply
Dale Danilewitz	54	Executive Vice President and Chief Information Officer
James D. Frary	44	Executive Vice President and President, AmerisourceBergen Specialty Group
Kathy H. Gaddes	53	Executive Vice President and Chief Human Resources Officer
Tim G. Guttman	57	Executive Vice President and Chief Financial Officer
Peyton R. Howell	49	Executive Vice President and President, Global Sourcing & Manufacturer Relations
Robert P. Mauch	49	Executive Vice President and President, AmerisourceBergen Drug Corporation
Sun Park	40	Executive Vice President, Strategy and Development
Unless indicated to the contrary, the business experience summaries provided below for our executive officers describe positions held by the named individuals during the last five years.
Mr. Collis has been President and Chief Executive Officer of the Company since July 2011 and Chairman since March 2016. From November 2010 to July 2011, he served as President and Chief Operating Officer. He served as Executive Vice President and President of AmerisourceBergen Drug Corporation from September 2009 to November 2010. He was Executive Vice President and President of AmerisourceBergen Specialty Group from September 2007 to September 2009 and was Senior Vice President of the Company and President of AmerisourceBergen Specialty Group from August 2001 to September 2007. Mr. Collis has been employed by the Company or one of its predecessors for 22 years.
Mr. Chou has been General Counsel of the Company since January 2007 and Executive Vice President of the Company since August 2011. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He has served as Secretary of the Company from February 2006 to May 2012. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 14 years.
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
Mr. Frary became Executive Vice President, and President, AmerisourceBergen Specialty Group, in November 2014. Mr. Frary was named Senior Vice President and President, AmerisourceBergen Specialty Distribution and Services in April 2010. He was Regional Vice President, East Region of AmerisourceBergen Drug Corporation from October 2007 to April 2010, and Associate Regional Vice President, East Region from May 2007 to September 2007. Before joining the Company, Mr. Frary was a Principal in Mercer Management Consulting's Strategy Group.
Ms. Gaddes became Executive Vice President and Chief Human Resources Officer in April 2016. She served as Vice President, Group General Counsel and Secretary from May 2012 to April 2016. She served as Assistant General Counsel, Corporate and Securities from December 2011 to May 2012. Prior to joining the Company, Ms. Gaddes was Associate Corporate Secretary at ARCO Chemical Company.
Mr. Guttman became Executive Vice President and Chief Financial Officer in November 2014. Mr. Guttman was named Senior Vice President and Chief Financial Officer in May 2012. He served as Acting Chief Financial Officer from February 2012 to May 2012. He was Vice President and Corporate Controller from August 2002 to May 2012. Mr. Guttman has been employed by the Company for 14 years.
Ms. Howell became Executive Vice President and President, Global Sourcing & Manufacturer Relations in November 2014. Ms. Howell has been Senior Vice President and President, Global Sourcing and Manufacturer Relations since December 2012. She served as Senior Vice President, Business Development and President of AmerisourceBergen Consulting Services from May 2010 to December 2012. She was President of Consulting Services and Health Policy, AmerisourceBergen Specialty Group from October 2007 to May 2010. She was President of Lash Group and AmerisourceBergen Specialty Group Manufacturer Services from November 1999 to October 2007. Ms. Howell has been employed by the Company or one of its predecessors for 25 years.
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
Mr. Park became Executive Vice President, Strategy and Development in May 2016. He served as Senior Vice President, Business Development from November 2012 to May 2016. Prior to joining the Company, Mr. Park served in various leadership roles at MedImmune and AstraZeneca, and held positions at Charterhouse Group International and Merrill Lynch & Company.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2016, there were 2,747 record holders of the Company's common stock. The following table sets forth the high and low closing sale prices of the Company's common stock for the periods indicated.
PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2016
First Quarter	$105.02	$92.71
Second Quarter	$103.36	$83.62
Third Quarter	$91.89	$73.66
Fourth Quarter	$89.89	$80.16
Fiscal Year Ended September 30, 2015
First Quarter	$92.56	$75.02
Second Quarter	$113.89	$89.69
Third Quarter	$115.48	$106.10
Fourth Quarter	$114.95	$94.99
In November 2014, our board of directors increased the quarterly dividend by 23% from $0.235 per share to $0.29 per share. In November 2015, our board of directors increased the quarterly dividend by 17% from $0.29 per share to $0.34 per share. In November 2016, our board of directors increased the quarterly dividend by 7% from $0.34 per share to $0.365 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.
Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 30170, College Station, TX 77842; (telephone): Domestic 1-877-296-3711, Domestic TDD 1-800-231-5469, International 1-201-680-6578 or International TDD 1-201-680-6610; and (internet) www.computershare.com.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,275,000	$93.00	1,275,000	$2,431,828,347
November 1 to November 30	190,135	$95.88	—	$2,431,828,347
December 1 to December 31	—	$—	—	$2,431,828,347
January 1 to January 31	1,063,260	$94.04	1,063,260	$2,331,837,825
February 1 to February 29	1,332,084	$52.66	1,332,084	$2,261,694,960
March 1 to March 31	3,255,981	$52.66	3,255,981	$2,090,234,575
April 1 to April 30	8,431,508	$54.54	8,431,508	$1,630,408,114
May 1 to May 31	1,368,588	$75.28	1,360,807	$2,103,533,257
June 1 to June 30	10,671	$73.63	10,149	$2,102,787,504
July 1 to July 31	33	$81.92	—	$2,102,787,504
August 1 to August 31	12,049,393	$60.38	12,013,456	$1,378,434,875
September 1 to September 30	6,020,480	$86.18	6,020,480	$859,615,476
Total	34,997,133	$65.39	34,762,725
________________________________________________

(a)
In August 2013, the Company announced a program to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. During the six months ended March 31, 2016, the Company purchased 1.1 million shares of its Common Stock for a total of $100.0 million under this program. In May 2016, the Company's board of directors authorized a new share purchase program that, together with availability remaining under the existing August 2013 share repurchase program, permits the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. In September 2016, the Company entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $400.0 million for the delivery of 4.5 million shares of its Common Stock. The initial payment of $400.0 million funded stock purchases of $380.0 million and a share holdback of $20.0 million. The ASR transaction was settled in November 2016, at which time the financial institution delivered an additional 0.5 million shares of the Company's Common Stock. The number of shares ultimately received was based on the volume-weighted average price of the Company's Common Stock during the term of the ASR. The Company applied the $400.0 million ASR to the May 2016 share repurchase program. In addition to the ASR transaction, the Company purchased 2.9 million shares of its Common Stock for a total of $231.2 million under the May 2016 program. The Company had $118.8 million of availability remaining under this share repurchase program as of September 30, 2016.

(b)
In September 2015, the Company announced a special program to purchase up to $2.4 billion of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2016, the Company purchased 26.3 million shares of its Common Stock for a total of $1,535.1 million under this program. The Company had $740.9 million of availability remaining under this special share repurchase program as of September 30, 2016. However, this availability will not be utilized subsequent to September 30, 2016 as the earnings per share dilution effect of the Warrants was fully mitigated by the Company concurrent with the August 2016 exercise of the 2017 Warrants (see Note 9 of the Notes to Consolidated Financial Statements); therefore, the availability under the Company's share repurchase programs was limited to $118.8 million as of September 30, 2016.

(c)	Employees surrendered 234,408 shares during the fiscal year ended September 30, 2016 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company's five year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2011 to September 30, 2016. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2011. The points on the graph represent fiscal year-end index levels based on the last trading day in each fiscal quarter. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

* $100 invested on September 30, 2011 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 25. The Company revised its previously reported selected financial data to correct its accounting for certain leases (see Note 2 of the Notes to Consolidated Financial Statements for further details).

	As of or for the Fiscal Year Ended September 30,
(Amounts in thousands, except per share amounts)	2016(a)	2015(b)	2014(c)	2013(d)	2012(e)
		(As Revised)	(As Revised)	(As Revised)	(As Revised)
Statement of Operations Data:
Revenue	$146,849,686	$135,961,803	$119,569,127	$87,959,167	$78,080,806
Gross profit	4,272,606	3,529,313	2,982,366	2,507,819	2,634,686
Operating expenses	2,746,832	3,107,093	2,200,275	1,605,417	1,327,483
Operating income	1,525,774	422,220	782,091	902,402	1,307,203
Interest expense, net	139,912	109,036	83,634	80,326	98,452
Income (loss) from continuing operations	1,427,929	(138,165)	281,776	491,901	759,910
Net income (loss)	1,427,929	(138,165)	274,230	432,173	717,535
Earnings per share from continuing operations — diluted	$6.32	$(0.63)	$1.20	$2.09	$2.96
Earnings per share — diluted	$6.32	$(0.63)	$1.16	$1.84	$2.79
Cash dividends declared per common share	$1.36	$1.16	$0.94	$0.84	$0.52
Weighted average common shares outstanding — diluted	225,959	217,786	235,405	235,345	256,903
Balance Sheet Data:
Cash and cash equivalents	$2,741,832	$2,167,442	$1,808,513	$1,231,006	$1,066,608
Accounts receivable, net	9,175,876	8,222,951	6,312,883	6,051,920	3,784,619
Merchandise inventories	10,723,920	9,755,094	8,593,852	6,981,494	5,472,010
Property and equipment, net	1,530,682	1,192,510	1,044,831	907,562	850,795
Total assets	33,656,200	27,962,982	21,677,432	19,022,639	15,549,367
Accounts payable	23,926,320	20,886,439	15,592,834	13,335,792	9,492,589
Long-term debt, including current portion	4,205,402	3,493,048	1,995,632	1,396,606	1,395,931
Stockholders' equity	2,129,404	616,386	1,943,043	2,308,143	2,444,774
Total liabilities and stockholders' equity	$33,656,200	$27,962,982	$21,677,432	$19,022,639	$15,549,367
_________________________________

(a)
Includes $367.2 million of Warrants income, net of income tax benefit of $507.5 million, $120.9 million of LIFO expense, net of income tax benefit of $79.3 million, an $80.8 million gain from antitrust litigation settlements, net of income tax expense of $53.0 million, $62.1 million of employee severance, litigation, and other costs, net of income tax benefit of $40.8 million, and a $28.7 million pension settlement charge, net of income tax benefit of $18.9 million.

(b)
Includes $887.5 million of Warrants expense, net of income tax benefit of $25.3 million, $336.2 million of LIFO expense, net of income tax benefit of $206.6 million, a $40.6 million gain from antitrust litigation settlements, net of income tax expense of $24.9 million, a $30.6 million impairment charge on an equity investment, with no income tax benefit, and $23.5 million of employee severance, litigation, and other costs, net of income tax benefit of $14.4 million.

(c)
Includes $397.5 million of Warrants expense, net of income tax benefit of $25.2 million, $214.6 million of LIFO expense, net of income tax benefit of $133.4 million, $20.3 million of loss on early retirement of debt, net of income tax benefit of $12.7 million, a $15.1 million gain from antitrust litigation settlements, net of income tax expense of $9.3 million, and $5.1 million of employee severance, litigation, and other costs, net of income tax benefit of $3.1 million.

(d)
Includes $169.8 million of LIFO expense, net of income tax benefit of $107.2 million, $76.3 million of Warrants expense, net of income tax benefit of $13.7 million, $14.7 million of employee severance, litigation, and other costs, net of income tax benefit of $8.8 million, and a $14.3 million gain from antitrust litigation settlements, net of income tax expense of $8.6 million.

(e)
Includes $26.5 million of employee severance, litigation, and other costs, net of income tax benefit of $17.6 million, a $9.1 million gain from antitrust litigation settlements, net of income tax expense of $5.7 million, and $0.4 million of LIFO expense, net of income tax benefit of $0.3 million.

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
ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals (including specialty pharmaceutical products), over-the-counter healthcare products, home healthcare supplies and equipment, outsourced CSPs, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, ABDC delivers packaging solutions to institutional and retail healthcare providers.
ABSG, through a number of operating businesses, provides pharmaceutical distribution and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty products. Additionally, ABSG provides third party logistics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers.
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
Both ABDC and ABSG distribute specialty drugs to their customers, with the principal difference between these two operating segments being that ABSG operates distribution facilities that focus primarily on complex disease treatment regimens. Therefore, a product distributed from one of ABSG's distribution facilities results in revenue reported under ABSG, and a product distributed from one of ABDC's distribution centers results in revenue reported under ABDC. Essentially all of ABSG's sales consist of specialty pharmaceutical products. ABDC's sales of specialty pharmaceutical products have historically been a relatively small component of its overall revenue.
Other
Other consists of the ABCS operating segment, the World Courier operating segment, and the MWI operating segment. The results of operations of these operating segments are not significant enough to require separate reportable segment disclosure, and therefore, have been included in "Other" for the purpose of our reportable segment presentation.
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

Recent Developments
In August 2016, we and WBA amended the 2017 Warrants so that they became exercisable in whole or in part during the six month period beginning in August 2016 at an exercise price of $52.50. In August 2016, WBA exercised the 2017 Warrants and purchased 22,696,912 shares of our Common Stock for $1,191.6 million. The earnings per share dilutive effect of the exercise of the Warrants was fully mitigated by our hedging a portion of our obligation to deliver common stock with a financial institution and repurchasing additional shares of our Common Stock under special share repurchase programs for our own account over time.
In November 2016, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion in shares of our Common Stock, subject to market conditions.
Executive Summary
This executive summary provides highlights from the results of operations that follow:

•
Revenue increased 8.0% from the prior fiscal year as a result of ABDC's increased sales of brand and generic products and the strong revenue growth of ABSG. The addition of MWI, which was acquired in February 2015, also contributed to the revenue growth in the current fiscal year;

•
Pharmaceutical Distribution gross profit increased 2.9% from the prior fiscal year as the result of the contribution from our recent PharMEDium acquisition and segment revenue growth. Gross profit growth in the current fiscal year benefited from the incremental income from ABDC's participation in the WBA global sourcing arrangement and was adversely impacted by lower generic price appreciation, an increase in generic price deflation, and contract renewals with the Department of Defense ("DOD"), a significant GPO customer, and Kaiser Permanente ("Kaiser"), at less favorable terms;

•
Total gross profit increased 21.1% from the prior fiscal year primarily due to the addition of MWI, a reduction in LIFO expense, which was $200.2 million in the current fiscal year in comparison to $542.8 million in the prior fiscal year, and an increased gain from antitrust litigation settlements, which was $133.8 million in the current fiscal year in comparison to $65.5 million in the prior fiscal year;

•	Distribution, selling, and administrative expenses increased 9.6% from the prior fiscal year, primarily due to the addition of MWI, and to a lesser extent, PharMEDium;

•
Total operating expenses were impacted by Warrants. Warrants expense was $140.3 million in the current fiscal year compared $912.7 million in the prior fiscal year. Warrants expense decreased significantly from the prior fiscal year primarily due to the decline in our stock price since September 30, 2015. Amortization expense increased $96.0 million from the prior fiscal year primarily due to the amortization of intangible assets originating from the PharMEDium and MWI acquisitions. We incurred significantly more employee severance costs in the current fiscal year due to an initiative to improve operating efficiency, and we also incurred a settlement charge during the current fiscal year in connection with the final settlement of our salaried defined benefit pension plan;

•	Total segment operating income increased by 6.6% compared to the prior fiscal year, primarily due to the additions of MWI and PharMEDium; and

•
Income taxes were a benefit of $37.0 million in the current fiscal year as compared to an expense of $407.1 million in the prior fiscal year. In November 2015, we received a private letter ruling from the Internal Revenue Service ("IRS"), which entitles us to an income tax deduction equal to the fair value of the Warrants on the date of exercise. As a result, we recorded a deferred tax asset and recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015. This tax benefit adjustment had a significant impact to our effective tax rate in the fiscal year ended September 30, 2016. In March 2016 and August 2016, the Warrants were exercised by WBA, and an additional tax benefit of approximately $52 million was recognized primarily related to the change in the fair value of the Warrants from September 30, 2015 to their respective exercise dates in fiscal 2016. Our income tax rate was also favorably impacted in fiscal 2016 due to the growth of our international service offerings.

Results of Operations
Year ended September 30, 2016 compared with Year ended September 30, 2015
Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2016	2015	Change
Pharmaceutical Distribution	$140,731,224	$131,480,550	7.0%
Other	6,386,917	4,772,178	33.8%
Intersegment eliminations	(268,455)	(290,925)	(7.7)%
Revenue	$146,849,686	$135,961,803	8.0%
Revenue increased by 8.0% from the prior fiscal year. See discussions below under "Pharmaceutical Distribution" and "Other" for commentary regarding our revenue growth.
We currently expect our revenue in fiscal 2017 to increase between 6.5% and 8%. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers, price increases and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.
Pharmaceutical Distribution Segment
The Pharmaceutical Distribution segment grew its revenue by 7.0% from the prior fiscal year. Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. Intrasegment revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC facilities. Intrasegment revenues were $7.6 billion and $6.4 billion in the fiscal years ended September 30, 2016 and 2015, respectively.
ABDC's revenue of $119.8 billion increased 5.6% from the prior fiscal year (before intrasegment eliminations). The increase in ABDC's revenue was primarily due to overall market growth, including sales to WBA. Revenue in the current fiscal year was negatively impacted by lower sales of products that treat Hepatitis C.
ABSG's revenue of $28.5 billion increased 17.1% from the prior fiscal year (before intrasegment eliminations). The increase in ABSG's revenue was due to the continued growth in our oncology business (including an increase in sales to community oncologists), increased sales in our third party logistics business, and increases in our blood products, vaccine, and physician office distribution businesses.
A number of our contracts with customers, including GPOs, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2016, no significant contracts expired. However, a significant contract with a GPO was renewed, effective April 1, 2016, and our agreement with Kaiser was renewed for a five-year term commencing on July 1, 2016, both at less favorable terms than the previous contracts. Over the next twelve months, only one significant contract is scheduled to expire. Our contract with Express Scripts expires in September 2017. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
Other
Revenue in Other increased 33.8% from the prior fiscal year, primarily due to incremental revenue contribution from MWI, which was acquired in February 2015.

Gross Profit

	Fiscal year ended September 30,
(dollars in thousands)	2016	2015	Change
Pharmaceutical Distribution	$3,233,283	$3,141,053	2.9%
Other	1,105,899	865,574	27.8%
Intersegment eliminations	(104)	—
Gain from antitrust litigation settlements	133,758	65,493
LIFO expense	(200,230)	(542,807)
Gross profit	$4,272,606	$3,529,313	21.1%
Gross profit increased 21.1%, or $743.3 million, from the prior fiscal year. The increase was due to the increase in gross profit of Pharmaceutical Distribution, the increase in the gross profit of Other, the $342.6 million decrease in LIFO expense from the prior fiscal year, and the $68.3 million increase in gain from antitrust litigation settlements from the prior fiscal year. The decrease in LIFO expense was primarily due to lower brand inflation and higher generic drug deflation.
Our costs of goods sold includes a last-in, first-out ("LIFO") provision that is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to our annual LIFO provision.
Pharmaceutical Distribution gross profit increased 2.9%, or $92.2 million, from the prior fiscal year. The increase was due to the contribution from our recent PharMEDium acquisition and the growth of ABSG's revenue. Gross profit growth in the current fiscal year benefited from the incremental income from ABDC's participation in the WBA global sourcing arrangement and was adversely impacted by lower generic price appreciation, an increase in generic price deflation, and contract renewals with the DOD, a significant GPO customer, and Kaiser, all at less favorable terms. As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.30% in the current fiscal year decreased 9 basis points from the prior fiscal year. The decrease from the prior fiscal year was primarily due to lower generic price appreciation, an increase in generic price deflation, contract renewals at less favorable terms, and increased sales to our larger customers that typically have a lower gross profit margin.
Gross profit in Other increased 27.8%, or $240.3 million, from the prior fiscal year. The increase was primarily due to the contribution of our February 2015 acquisition of MWI, and, to a lesser extent, the increase in ABCS's revenue. As a percentage of revenue, gross profit margin in Other of 17.32% in the current fiscal year decreased from 18.14% in the prior fiscal year. The decrease from the prior fiscal year was primarily due to the addition of MWI, which has a lower gross profit margin in comparison to other businesses within Other.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $133.8 million and $65.5 million during the fiscal years ended September 30, 2016 and 2015, respectively. The gains were recorded as reductions to cost of goods sold (see Note 16 of the Notes to Consolidated Financial Statements).
Operating Expenses

	Fiscal year ended September 30,
(dollars in thousands)	2016	2015	Change
		(As Revised)
Distribution, selling, and administrative	$2,091,237	$1,907,840	9.6%
Depreciation and amortization	364,735	248,635	46.7%
Warrants expense	140,342	912,724
Employee severance, litigation, and other	102,911	37,894
Pension settlement	47,607	—
Total operating expenses	$2,746,832	$3,107,093
Distribution, selling, and administrative expenses increased 9.6%, or $183.4 million from the prior fiscal year primarily due to our February 2015 acquisition of MWI, and to a lesser extent, our November 2015 acquisition of PharMEDium. As a percentage of revenue, distribution, selling, and administrative expenses were 1.42% in the current fiscal year, and represents an increase of 2 basis points compared to the prior fiscal year. The increase of 2 basis points was primarily due to the addition of MWI, which has higher operating expenses as a percentage of revenue in comparison to the Pharmaceutical Distribution segment, offset in part by an initiative to improve operating efficiency across many of our businesses and certain administrative functions.

Depreciation expense increased 10.5% from the prior fiscal year due to an increase in the amount of capital projects being depreciated. Amortization expense increased 169.9% from prior fiscal year primarily due to the amortization of intangible assets originating from our MWI and PharMEDium acquisitions.
Warrants expense decreased significantly from the prior fiscal year primarily due to the decline in our stock price since September 30, 2015. The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with WBA. The Warrants were exercised by WBA in full in the fiscal year ended September 30, 2016.
Employee severance, litigation, and other for the fiscal year ended September 30, 2016 included $53.5 million of employee severance and other costs, $19.2 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), a $17.1 million charge related to the transfer of surplus assets from our settled salaried defined benefit pension plan to our defined contribution 401(k) plan, and $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items). Employee severance, litigation, and other for the fiscal year ended September 30, 2015 included $32.6 million of deal-related transaction costs (primarily related to professional fees with respect to the MWI acquisition) and $5.3 million of employee severance and other costs.
We recorded a pension settlement charge of $47.6 million in the fiscal year ended September 30, 2016 related to the final settlement of our salaried defined benefit plan (see Note 11 of the Notes to Consolidated Financial Statements).
Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2016	2015	Change
		(As Revised)
Pharmaceutical Distribution	$1,688,055	$1,649,741	2.3%
Other	342,416	254,506	34.5%
Intersegment eliminations	(103)	—
Total segment operating income	2,030,368	1,904,247	6.6%

Gain from antitrust litigation settlements	133,758	65,493
LIFO expense	(200,230)	(542,807)
Acquisition-related intangibles amortization	(147,262)	(54,095)
Warrants expense	(140,342)	(912,724)
Employee severance, litigation, and other	(102,911)	(37,894)
Pension settlement	(47,607)	—
Operating income	$1,525,774	$422,220
Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrants expense; employee severance, litigation, and other; and the pension settlement.
Pharmaceutical Distribution operating income increased 2.3%, or $38.3 million, from the prior fiscal year due to the increase in gross profit, offset in part by the increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution operating income margin decreased 5 basis points from the prior fiscal year primarily due to lower generic price appreciation, an increase in generic price deflation, contract renewals at less favorable terms, and increased sales to our larger customers that typically have a lower gross profit margin, offset in part by our initiative to improve operating efficiency.
Operating income in Other increased 34.5%, or $87.9 million, from the prior fiscal year primarily due to the February 2015 acquisition of MWI.

Interest expense, net and the respective weighted average interest rates in fiscal years ended September 30, 2016 and 2015 were as follows (in thousands):

	2016		2015
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
			(As Revised)
Interest expense	$144,349	2.72%	$112,021	2.88%
Interest income	(4,437)	0.45%	(2,985)	0.18%
Interest expense, net	$139,912		$109,036
Interest expense, net increased 28.3%, or $30.9 million, from the prior fiscal year due to an increase of $1.3 billion in average borrowings from the prior fiscal year primarily due to the February 2015 issuance of senior notes totaling $1.0 billion and the February 2015 and November 2015 variable-rate term loan borrowings to finance a portion of the MWI and PharMEDium acquisitions, respectively. Our average borrowing rate was lower during the current fiscal year primarily as a result of the recent variable-rate financings, which bear interest at lower rates.
Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash.
Income taxes were a benefit of $37.0 million in fiscal 2016 compared to an expense of $407.1 million in fiscal 2015. In November 2015, we received a private letter ruling from the Internal Revenue Service ("IRS"), which entitles us to an income tax deduction equal to the fair value of the Warrants on the date of exercise. As a result, we recorded a deferred tax asset and recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015. This tax benefit adjustment had a significant impact to our effective tax rate in the fiscal year ended September 30, 2016. In March 2016 and August 2016, the Warrants were exercised by WBA, and an additional tax benefit of approximately $52 million was recognized primarily related to the change in the fair value of the Warrants from September 30, 2015 to their respective exercise dates in fiscal 2016. Our income tax rate was also favorably impacted in fiscal 2016 due to the growth of our international service offerings.
Net income was $1,427.9 million in the fiscal year ended September 30, 2016. Net loss was $138.2 million in the fiscal year ended September 30, 2015. Net income for the current and prior fiscal years was significantly impacted by Warrants expense, net of income taxes.
Year ended September 30, 2015 compared with Year ended September 30, 2014
Revenue

	Fiscal year ended September 30,
(dollars in thousands)	2015	2014	Change
Pharmaceutical Distribution	$131,480,550	$117,383,967	12.0%
Other	4,772,178	2,449,149	94.9%
Intersegment eliminations	(290,925)	(263,989)	10.2%
Revenue	$135,961,803	$119,569,127	13.7%
Revenue increased 13.7% from the prior fiscal year. The increase in revenue was primarily due to increased sales to WBA from the prior fiscal year. Fiscal 2014 revenue included the gradual phase in of the WBA generics business beginning in January 2014. Excluding the incremental sales to WBA, our revenue increased by 7.6% from the prior fiscal year.
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
ABDC's revenue of $113.5 billion increased 11.3% from the prior fiscal year (before intrasegment eliminations). The increase in ABDC's revenue was primarily due to increased sales to WBA in the fiscal year ended September 30, 2015 (as noted above), increased sales of products that treat Hepatitis C, and overall market growth.

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
Gross Profit

	Fiscal year ended September 30,
(dollars in thousands)	2015	2014	Change
Pharmaceutical Distribution	$3,141,053	$2,771,190	13.3%
Other	865,574	534,803	61.8%
Gain from antitrust litigation settlements	65,493	24,436
LIFO expense	(542,807)	(348,063)
Gross profit	$3,529,313	$2,982,366	18.3%
Gross profit increased 18.3%, or $546.9 million, from the prior fiscal year. The increase was due to the increase in Pharmaceutical Distribution gross profit, the increase in the gross profit of Other, and larger gains from antitrust litigation settlements and was offset in part by the $194.7 million increase in LIFO expense from the prior fiscal year. The increase in LIFO expense was primarily due to higher brand inflation and lower generic drug deflation resulting from the generics pricing environment.
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
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $65.5 million and $24.4 million during the fiscal years ended September 30, 2015 and 2014, respectively. The gains were recorded as reductions to cost of goods sold.

Operating Expenses

	Fiscal year ended September 30,
(dollars in thousands)	2015	2014	Change
	(As Revised)	(As Revised)
Distribution, selling, and administrative	$1,907,840	$1,580,664	20.7%
Depreciation and amortization	248,635	188,680	31.8%
Warrants expense	912,724	422,739
Employee severance, litigation and other	37,894	8,192
Total operating expenses	$3,107,093	$2,200,275
Distribution, selling, and administrative expenses increased 20.7%, or $327.2 million, from the prior fiscal year, primarily due to the fiscal 2015 acquisition of MWI. In addition, operating expenses during the current fiscal year were higher to support the increase in our revenue, including the WBA volume, which was not fully phased in during the prior fiscal year. More specifically, expenses related to payroll (including incentive compensation), delivery, and information technology were higher in the current fiscal year. As a percentage of revenue, distribution, selling, and administrative expenses were 1.40% in the current fiscal year and represent an increase of 8 basis points in comparison to the prior fiscal year. The increase was primarily due to our acquisition of MWI, which has higher operating expenses as a percentage of revenue in comparison to Pharmaceutical Distribution.
Depreciation expense increased from the prior fiscal year due to an increase in the amount of capital projects being depreciated. Amortization expense increased from prior fiscal year primarily due to the amortization of newly acquired intangible assets resulting from the MWI acquisition.
Warrants expense increased significantly from the prior fiscal year primarily due to the increase in our stock price since September 30, 2014.
Employee severance, litigation, and other for the fiscal year ended September 30, 2015 included $32.6 million of deal-related transaction costs (primarily related to professional fees with respect to the MWI acquisition) and $5.3 million of employee severance and other related costs. Employee severance, litigation, and other for the fiscal year ended September 30, 2014 included $6.3 million of deal-related transaction costs and $1.9 million of employee severance and other related costs.
Operating Income

	Fiscal year ended September 30,
(dollars in thousands)	2015	2014	Change
	(As Revised)	(As Revised)
Pharmaceutical Distribution	$1,649,741	$1,409,199	17.1%
Other	254,506	150,617	69.0%
Total segment operating income	1,904,247	1,559,816	22.1%

Gain from antitrust litigation settlements	65,493	24,436
LIFO expense	(542,807)	(348,063)
Acquisition-related intangibles amortization	(54,095)	(23,167)
Warrants expense	(912,724)	(422,739)
Employee severance, litigation, and other	(37,894)	(8,192)
Operating income	$422,220	$782,091
Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; warrants expense; and employee severance, litigation, and other.
Pharmaceutical Distribution operating income increased 17.1%, or $240.5 million, from the prior fiscal year due to the increase in gross profit, offset in part by the increase in operating expenses from the prior fiscal year. As a percentage of revenue, Pharmaceutical Distribution operating income margin increased 5 basis points from the prior fiscal year primarily due to the increase in ABDC and ABSG sales volume and incremental income from our participation in the global sourcing arrangement with WBAD, and was offset in part by the DOD contract renewal and a decrease in generic price appreciation.

Operating income in Other increased 69.0%, or $103.9 million, from the prior fiscal year primarily as a result of the contribution of our fiscal 2015 MWI acquisition.
Interest expense, net and the respective weighted average interest rates in fiscal 2015 and 2014 were as follows (in thousands):

	2015		2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(As Revised)		(As Revised)
Interest expense	$112,021	2.88%	$84,475	3.84%
Interest income	(2,985)	0.18%	(841)	0.27%
Interest expense, net	$109,036		$83,634
Interest expense, net, increased 30.4%, or $25.4 million, from the prior fiscal year due to an increase of $1.4 billion in average borrowings primarily due to the February 2015 issuance of our $500 million 3.25% senior notes, our $500 million 4.25% senior notes, and our variable-rate term loan borrowing to finance a portion of the MWI acquisition. Our average borrowing rate was lower during the current fiscal year primarily as a result of the recent financings, which bear interest at lower rates.
During fiscal 2015, we recorded an impairment charge of $30.6 million relating to our 19.9% minority ownership interest in a pharmaceutical wholesaler in Brazil. The impairment charge was based on our determination that the decline in the pharmaceutical wholesaler's stock price from the date on which the investment was made to September 30, 2015 was other-than-temporary.
Income tax expense was $407.1 million in fiscal 2015 compared to $388.1 million in fiscal 2014.
Net loss was $138.2 million in the fiscal year ended September 30, 2015. Diluted loss per share of $0.63 in the fiscal year ended September 30, 2015 was driven primarily due to the significant Warrants expense and LIFO expense.
Critical Accounting Policies and Estimates
Critical accounting policies are those policies which involve accounting estimates and assumptions that can have a material impact on our financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management's judgment. Actual results may differ from these estimates due to uncertainties inherent in such estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For a complete list of significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.
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
In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers' financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal, documented reviews of the allowance at least quarterly, and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2016, 2015, and 2014, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries, and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts and reserve for customer sales returns.
Bad debt expense for the fiscal years ended September 30, 2016, 2015, and 2014 was $13.1 million, $8.1 million, and $26.6 million, respectively. An increase or decrease of 0.1% in the 2016 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $9.2 million. The allowance for doubtful accounts was $69.8 million and $82.4 million as of September 30, 2016 and 2015, respectively.
Supplier Reserves
We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on the judgment of management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs, and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. An increase or decrease of 0.1% in the 2016 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $23.9 million. The ultimate outcome of any outstanding claim may be different from our estimate.
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
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 79% and 80% of our inventories at September 30, 2016 and 2015, respectively, has been determined using the last-in, first-out ("LIFO") method. If we had used the first-in, first-out ("FIFO") method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,624.8 million and $1,424.6 million higher than the amounts reported at September 30, 2016 and 2015, respectively. We recorded a LIFO charge of $200.2 million, $542.8 million, and $348.1 million in fiscal 2016, 2015, and 2014 respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict.
Equity Investments
We use the equity method of accounting for our investments in entities in which we have significant influence; generally, this represents an ownership interest of between 20% and 50%. Unrealized losses that are determined to be other-than-temporary impairment losses are recorded as a component of earnings in the period in which that determination is made. We recorded an impairment charge of $30.6 million in fiscal 2015 related to our minority ownership interest in a pharmaceutical wholesaler in Brazil. The impairment charge was based on our determination that the decline in the pharmaceutical wholesaler's stock price from the date on which the investment was made to September 30, 2015 was other-than-temporary. There were no impairment charges on equity investments in fiscal 2016 or 2014.
Business Combinations
The purchase price of an acquired company, including the fair value of any contingent consideration, is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. We engage third party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to: future expected cash flows from and economic lives of customer relationships, trade names, existing technology, and other intangible assets, and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions or estimates.

Goodwill and Intangible Assets
Goodwill and other intangible assets with indefinite lives, certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units and indefinite lived intangible assets are less than the respective carrying values of those reporting units and indefinite lived intangible assets. We elected to bypass performing the qualitative analysis and went directly to performing the first step quantitative analysis of the goodwill and indefinite lived intangible asset impairment tests in the current year. We may elect to perform the qualitative analysis in future periods.
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
We identify our reporting units based on our management reporting structure, and our reporting units are the same as our operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides.
We utilize an income-based approach to value the reporting units. The income-based approach relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. We believe that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While we use the best available information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.
The impairment test for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of our indefinite-lived intangibles using the relief from royalty method. We believe the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such trademarks and trade names and not having to pay a royalty for their use.
We completed our required annual impairment tests relating to goodwill and other intangible assets with indefinite lives in the fourth quarter of fiscal 2016, 2015, and 2014, and determined that there were no impairments.
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
We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation, and/or as concluded through the various jurisdictions' tax court systems. Significant judgment is exercised in applying complex tax laws and regulations across multiple global jurisdictions where we conduct our operations. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income from continuing operations before income taxes would have caused income tax expense to change by $13.9 million in fiscal 2016.
Liquidity and Capital Resources
The following table illustrates our debt structure at September 30, 2016, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility (in thousands):

	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,874	$—
$400,000, 4.875% senior notes due 2019	398,808	—
$500,000, 3.50% senior notes due 2021	499,639	—
$500,000, 3.40% senior notes due 2024	498,919	—
$500,000, 3.25% senior notes due 2025	497,771	—
$500,000, 4.25% senior notes due 2045	499,116	—
Total fixed-rate debt	2,994,127	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2018	500,000	950,000
Term loans due in 2020	700,000	—
Multi-currency revolving credit facility due 2020	—	1,400,000
Overdraft facility due in 2021 (£30,000)	11,275	27,656
Total variable-rate debt	1,211,275	2,452,656
Total debt	$4,205,402	$2,452,656
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
As of September 30, 2016 and 2015, our cash and cash equivalents held by foreign subsidiaries were $582.9 million and $266.3 million, respectively. We expect that the growth of our cash and cash equivalents held by foreign subsidiaries will generally be based in U.S. dollar denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We do not have any plans to repatriate these amounts to the U.S., as our foreign subsidiaries intend to indefinitely reinvest this cash in foreign investments or foreign operations.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. Our cash balance in the fiscal years ended September 30, 2016 and 2015 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. Our cash balance in the fiscal year ended September 30, 2016 also needed to be supplemented by intra-period credit facility borrowings to cover a portion of the purchase price of PharMEDium in advance of securing long-term financing. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the fiscal years ended September 30, 2016 and 2015 was $1,018.2 million and $15.9 million, respectively. We had $8,333.7 million $111.1 million, and $17,584.5 million of cumulative intra-period borrowings under our credit facilities during the fiscal years ended September 30, 2016, 2015, and 2014, respectively. Additionally, in the fiscal year ended September 30, 2016, we borrowed $500.0 million under our receivables securitization facility that we used to finance principal payments that we elected to make on the November 2015 Term Loan (see below).
We have a $1.4 billion multi-currency senior unsecured revolving credit facility, which was scheduled to expire in November 2020, (the "Multi-Currency Revolving Credit Facility") with a syndicate of lenders. In November 2016, we entered into an amendment with the syndicate of lenders to extend the maturity date to November 2021. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 69 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2016) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (9 basis points at September 30, 2016). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of excluded subsidiaries and asset sales, with which we are compliant with as of September 30, 2016.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of September 30, 2016 and 2015.
We have a receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2018. In June 2016, we amended the Receivables Securitization Facility to increase the borrowing capacity from $950 million to $1,450 million, and in November 2016, we extended the maturity date to November 2019. In June 2016, we utilized the increased capacity to borrow $500 million on the Receivables Securitization Facility to finance $500 million of principal payments that we elected to make on the November 2015 Term Loan, as the Receivables Securitization Facility bears interest at a lower rate. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of September 30, 2016.
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
We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also have an uncommitted U.K. overdraft facility ("Overdraft Facility") to fund short term, normal trading cycle fluctuations related to our MWI business. In February 2016 we amended the Overdraft Facility to extend the maturity date from November 2016 to February 2021 and increase the borrowing capacity from £20 million to £30 million.
In February 2015, we entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through September 30, 2016, we elected to make early principal payments of $700 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or a LIBOR rate, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points at September 30, 2015) and 0 to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2016.
In November 2015, we entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. In fiscal 2016, we elected to make payments of $575 million on the November 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or a LIBOR rate, plus a margin. The margin is based on our public debt ratings of the Company and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points as of September 30, 2016) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2016. We used the proceeds from the November 2015 Term Loan to finance a portion of the cash consideration paid in connection with the acquisition of PharMEDium.
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
In November 2012, our board of directors authorized a program allowing us to purchase up to $750 million of our outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2014, we purchased $363.0 million to complete our authorization under this program.
In August 2013, our board of directors approved a program allowing us to purchase up to $750 million in shares of our Common Stock, subject to market conditions. During fiscal 2014 and 2015, we purchased $174.7 million and $300.8 million, respectively, under this share repurchase program. During the six months ended March 31, 2016, we purchased $100.0 million of our Common Stock under this program. In May 2016, our board of directors authorized a new share purchase program that, together with availability remaining under the existing August 2013 share repurchase program, permits us to purchase up to $750 million in shares of our Common Stock, subject to market conditions. In September 2016, we entered into an ASR transaction with a financial institution and paid $400 million for shares of our Common Stock. The initial payment of $400 million funded stock purchases of $380.0 million and a share holdback of $20.0 million. The ASR transaction was settled in November 2016, at which time the financial institution delivered additional shares to us. The number of shares ultimately received was based on the volume-weighted average price of our Common Stock during the term of the ASR. We applied the $400 million ASR to the May 2016 share repurchase program. In addition to the ASR, we purchased $231.2 million of our Common Stock under the May 2016 program. As of September 30, 2016, we had $118.8 million of availability remaining under the May 2016 repurchase program.
In March 2013, we and WBA entered into various agreements and arrangements pursuant to which subsidiaries of WBA were granted the right to purchase a minority equity position in us, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of our Common Stock in open market transactions (approximately 7% of our Common Stock on a fully diluted basis as of the date of issuance of the Warrants described below, assuming their exercise in full). In connection with these arrangements, wholly-owned subsidiaries of WBA were issued (a) warrants to purchase up to an aggregate of 22,696,912 shares of our Common Stock at an exercise price of $51.50 per share, exercisable during a six month period beginning in March 2016 (the "2016 Warrants"), and (b) warrants to purchase up to 22,696,912 shares of our Common Stock at an exercise price of $52.50 per share, exercisable during a six month period beginning in March 2017 (the "2017 Warrants" and together with the 2016 Warrants, the "Warrants").
In June 2013, we commenced a hedging strategy by entering into a contract with a financial institution pursuant to which we executed a series of issuer capped call transactions ("Capped Calls"). The Capped Calls gave us the right to buy shares of our Common Stock subject to the Warrants at specified prices at maturity. This hedge transaction was completed in January 2014, and included the purchase of Capped Calls on a total of 27.2 million shares of our Common Stock for a total premium of $368.7 million.
Subsequently, we paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the 2016 Warrants. The Capped Calls allowed us to acquire shares of our Common Stock at strike prices of $51.50 and $52.50 and have expiration dates ranging from February 2016 through October 2017. The Capped Calls permitted net share settlement, which is limited by caps on the market price of our Common Stock. We accounted for the Capped Calls as equity contracts and therefore the above premiums were recorded as a reduction to paid-in capital.
In fiscal 2014 and 2015, we purchased $1,774.1 million of our Common Stock under special share repurchase programs to further mitigate the potentially dilutive effect of the Warrants and supplement our previously executed warrant hedging strategy.
In March 2015, we further supplemented our hedging strategy by entering into a contract with a financial institution pursuant to which we executed a series of issuer call options ("Call Options"). The Call Options gave us the right to buy shares of our Common Stock subject to the Warrants at specified prices between April 2015 and October 2015. In total, we purchased Call Options on six million shares of our Common Stock for a total premium of $80.0 million. We accounted for the Call Options as equity contracts and therefore, the above premium was recorded as a reduction to paid-in capital.
In September 2015, our board of directors authorized a new special share repurchase program allowing us to purchase up to $2.4 billion in shares of our Common Stock, subject to market conditions. During the fiscal year ended September 30, 2016, we purchased $1,535.1 million of our Common Stock under (all under the Call Options and Capped Calls) this program. We had $740.9 million of availability remaining under this special share repurchase program as of September 30, 2016. However, this availability will not be utilized subsequent to September 30, 2016 as the earnings per share dilutive effect of the Warrants was fully mitigated by us concurrent with the August 2016 exercise of the 2017 Warrants (see below).
In March 2016, the 2016 Warrants were exercised for $1,168.9 million in cash. In August 2016, the 2017 Warrants were amended so that they became exercisable in whole or in part during the six month period beginning in August 2016 at an exercise price of $52.50. In August 2016, the 2017 Warrants were exercised by WBA for $1,191.6 million in cash.
The earnings per share dilutive effect of the Warrants was fully mitigated by our hedging a portion of our obligation to deliver Common Stock with a financial institution and repurchasing additional shares of our Common Stock under the special share repurchase programs, as described above, for our own account over time.
Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments at September 30, 2016 (in thousands):

Payments Due by Period	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$728,932	$63,072	$23,062	$55,038	$870,104
1-3 years	715,222	103,556	47,450	58,181	924,409
4-5 years	1,265,898	71,067	38,622	19,318	1,394,905
After 5 years	2,616,000	77,916	72,008	—	2,765,924
Total	$5,326,052	$315,611	$181,142	$132,537	$5,955,342

[1] Represents the portion of future minimum lease payments relating to facility leases where we were determined to be the accounting owner (see Note 1 of the Notes to Consolidated Financial Statements). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future noncash termination of the financing obligation.

We outsource to IBM Global Services a significant portion of our corporate and ABDC data center operations. The remaining commitment under our arrangement, which expires in January 2021, is approximately $112.8 million as of September 30, 2016, of which $45.1 million represents our commitment in fiscal 2017, and is included in "Other commitments" in the above table.
Our liability for uncertain tax positions was $88.2 million (including interest and penalties) as of September 30, 2016. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.
During fiscal 2016, our operating activities provided $3,178.5 million of cash in comparison to cash provided by operations of $3,922.2 million in the prior fiscal year. Cash provided by operations in fiscal 2016 was principally the result of an increase in accounts payable of $3,011.5 million, net income of $1,427.9 million, and non-cash items of $722.4 million, offset, in part by an increase in accounts receivable of $912.7 million and an increase in merchandise inventories of $1,107.3 million. The non-cash items were comprised primarily of $232.5 million of depreciation expense, $200.2 million of LIFO expense, and $159.6 million of amortization expense. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. Accounts receivable and merchandise inventories increased as a result of our overall revenue growth.

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

	Fiscal year ended September 30,
	2016	2015	2014
Days sales outstanding	21.6	20.0	19.8
Days inventory on-hand	30.0	29.5	28.1
Days payable outstanding	56.9	51.9	45.3
The increase in days payable outstanding from fiscal 2015 to fiscal 2016 has benefited from the increase in purchases of merchandise inventories from certain pharmaceutical manufacturers with longer payment terms.
Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. We expect our days sales outstanding to increase in fiscal 2017 as a result of a gradual change in payment terms with our largest customer. Operating cash flows during fiscal 2016 included $123.5 million of interest payments and $17.5 million of income tax payments, net of refunds. Operating cash flows during fiscal 2015 included $91.5 million of interest payments and $299.6 million of income tax payments, net refunds.
During fiscal 2015, our operating activities provided $3,922.2 million of cash in comparison to cash provided by operations of $1,464.7 million in fiscal 2014. Cash provided by operations in fiscal 2015 was principally the result of an increase in accounts payable of $4,957.2 million and non-cash items of $1,833.4 million, offset, in part, by an increase in accounts receivable of $1,478.8 million, an increase in merchandise inventories of $1,379.2 million, and loss from continuing operations of $138.2 million. The non-cash items were comprised primarily of $912.7 million of Warrants expense and $542.8 million of LIFO expense. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. Accounts receivable increased from September 30, 2014, reflecting our increased revenue volume, including additional sales to WBA. We also increased our merchandise inventories at September 30, 2015 to support increase in business volume.
Capital expenditures in fiscal 2016, 2015, and 2014 were $464.6 million, $231.6 million, and $264.5 million, respectively. Significant capital expenditures in fiscal 2016 included costs associated with expanding distribution capacity, technology initiatives, including costs related to the development of track-and-trace technology, and the expansion of support facilities. Significant capital expenditures in fiscal 2015 included technology initiatives, including costs related to the further development of our primary ERP system, costs associated with building our new national distribution center, and expansion of support facilities. Significant capital expenditures in fiscal 2014 included infrastructure and technology-related costs to on-board the incremental WBA distribution volume, costs associated with building our new national distribution center, and other technology initiatives, including costs related to the further development of our primary ERP system.
We currently expect to spend approximately $500 million for capital expenditures during fiscal 2017. Larger 2017 capital expenditures include building new distribution centers and/or replacing or upgrading existing distribution centers, information system investments to support a data center consolidation, track-and-trace technology, and a new operating system for certain business units.
Cost of acquired companies, net of cash acquired, in fiscal 2016 was $2,731.4 million and primarily consisted of our PharMEDium acquisition. Cost of acquired companies, net of cash acquired, in fiscal 2015 was $2,633.4 million and primarily consisted of our MWI acquisition. In fiscal 2014, we invested $117.8 million to acquire a minority ownership interest in a pharmaceutical wholesaler in Brazil and to form a specialty joint venture with the same entity. In fiscal 2016, we invested an additional $17.2 million in that same pharmaceutical wholesaler and specialty joint venture.
Net cash provided by financing activities in fiscal 2016 included $2,360.5 million received upon the exercise of the Warrants by WBA and $1.0 billion of borrowings under our November 2015 Term Loan. We used a portion of the proceeds from the exercise of the Warrants to purchase our Common Stock under our special share repurchase program. In fiscal 2016, 2015, and 2014, we paid $2,266.3 million, $1,859.1 million, and $753.9 million, respectively, for purchases of our Common Stock. We used the proceeds from the November 2015 Term Loan to fund a portion of our November 2015 acquisition of PharMEDium.

Net cash provided by financing activities in fiscal 2015 included $1.0 billion of borrowings under our February 2015 term loan and $996.4 million of proceeds related to the February 2015 issuance of our 2025 Notes and 2045 Notes. We used the proceeds from these financing activities to fund a portion of our February 2015 acquisition of MWI.
In fiscal 2015 and 2014, we paid $180.0 million and $211.4 million, respectively, to purchase or amend Capped Calls and Call Options, to hedge the potential dilution associated with the Warrants upon their exercise.
Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2013	$0.235	$0.210	12%
November 2014	$0.290	$0.235	23%
November 2015	$0.340	$0.290	17%
November 2016	$0.365	$0.340	7%
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Market Risk
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. In fiscal 2016, we used a $1.0 billion variable rate term loan to finance a portion of the PharMEDium acquisition price. We also borrowed $500 million from the Receivables Securitization Facility to finance $500 million of principal payments that we elected to make on the November 2015 Term Loan. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect at September 30, 2016.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $2,741.8 million in cash and cash equivalents at September 30, 2016. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is less than one percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of September 30, 2016, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$37.4 million outstanding note.

Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; the disruption of AmerisourceBergen's cash flow and ability to return value to its stockholders in accordance with its past practices; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and AmerisourceBergen, including with respect to the pharmaceutical distribution agreement and/or the global sourcing arrangement;  changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; increased federal scrutiny and qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation; material adverse resolution of pending legal proceedings; declining reimbursement rates for pharmaceuticals; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of PharMEDium, or the inability to capture all of the anticipated synergies related thereto; regulatory action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; declining economic conditions in the United States and abroad; financial market volatility and disruption; the loss, bankruptcy or insolvency of a major supplier; interest rate and foreign currency exchange rate fluctuations; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen's tax positions and/or AmerisourceBergen's tax liabilities or adverse resolution of challenges to AmerisourceBergen's tax positions; natural disasters or other unexpected events that affect AmerisourceBergen's operations; the impairment of goodwill or other intangible assets, resulting in a charge to earnings; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting AmerisourceBergen's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this MD&A, (ii) in Item 1A (Risk Factors), (iii) Item 1 (Business), (iv) elsewhere in this report and (v) in other reports filed by the Company pursuant to the Securities Exchange Act.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's most significant market risks are the effects of changing interest rates, foreign currency risk, and the changes in the price of the Company's common stock. See discussion on page 41 under the heading "Market Risk," which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmerisourceBergen Corporation’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 22, 2016

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2016	September 30, 2015
		(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$2,741,832	$2,167,442
Accounts receivable, less allowances for returns and doubtful accounts: 2016 — $905,345; 2015 — $899,764	9,175,876	8,222,951
Merchandise inventories	10,723,920	9,755,094
Prepaid expenses and other	210,219	189,001
Total current assets	22,851,847	20,334,488

Property and equipment, at cost:
Land	40,290	39,499
Buildings and improvements	859,148	653,542
Machinery, equipment, and other	1,717,298	1,449,545
Total property and equipment	2,616,736	2,142,586
Less accumulated depreciation	(1,086,054)	(950,076)
Property and equipment, net	1,530,682	1,192,510

Goodwill	5,991,497	4,144,391
Other intangible assets	2,967,849	1,993,119
Other assets	314,325	298,474

TOTAL ASSETS	$33,656,200	$27,962,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,926,320	$20,886,439
Accrued expenses and other	743,839	691,788
Short-term debt	611,149	—
Total current liabilities	25,281,308	21,578,227

Long-term debt	3,594,253	3,493,048
Long-term financing obligation	275,991	246,177
Deferred income taxes	2,214,774	1,944,240
Other liabilities	160,470	84,904

Stockholders' equity:
Common stock, $0.01 par value — authorized, issued, and outstanding: 600,000,000 shares, 277,753,762 shares and 220,050,502 shares at September 30, 2016, respectively, and 600,000,000 shares, 274,991,824 shares and 206,891,873 shares at September 30, 2015, respectively	2,778	2,750
Additional paid-in capital	4,333,001	3,736,477
Retained earnings	2,303,941	1,164,489
Accumulated other comprehensive loss	(114,308)	(136,333)
Treasury stock, at cost: 2016 — 57,703,260 shares; 2015 — 68,099,951 shares	(4,396,008)	(4,150,997)
Total stockholders' equity	2,129,404	616,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,656,200	$27,962,982
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2016	2015	2014
		(As Revised)	(As Revised)
Revenue	$146,849,686	$135,961,803	$119,569,127
Cost of goods sold	142,577,080	132,432,490	116,586,761
Gross profit	4,272,606	3,529,313	2,982,366
Operating expenses:
Distribution, selling, and administrative	2,091,237	1,907,840	1,580,664
Depreciation	212,242	192,144	162,718
Amortization	152,493	56,491	25,962
Warrants	140,342	912,724	422,739
Employee severance, litigation, and other	102,911	37,894	8,192
Pension settlement	47,607	—	—
Operating income	1,525,774	422,220	782,091
Other (income) loss	(5,048)	13,598	(4,360)
Impairment charge on equity investment	—	30,622	—
Interest expense, net	139,912	109,036	83,634
Loss on early retirement of debt	—	—	32,954
Income from continuing operations before income taxes	1,390,910	268,964	669,863
Income tax (benefit) expense	(37,019)	407,129	388,087
Income (loss) from continuing operations	1,427,929	(138,165)	281,776
Loss from discontinued operations	—	—	(7,546)
Net income (loss)	$1,427,929	$(138,165)	$274,230

Earnings per share:
Basic earnings per share:
Continuing operations	$6.73	$(0.63)	$1.24
Discontinued operations	—	—	(0.03)
Total	$6.73	$(0.63)	$1.21

Diluted earnings per share:
Continuing operations	$6.32	$(0.63)	$1.20
Discontinued operations	—	—	(0.03)
Rounding	—	—	(0.01)
Total	$6.32	$(0.63)	$1.16

Weighted average common shares outstanding:
Basic	212,206	217,786	227,367
Diluted	225,959	217,786	235,405
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2016	2015	2014
		(As Revised)	(As Revised)
Net income (loss)	$1,427,929	$(138,165)	$274,230
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(9,311)	(84,142)	(18,544)
Benefit plan funded status adjustments net of tax of $333, $1,055, and $1,361, respectively	(562)	(4,607)	2,400
Pension plan adjustment, net of tax of $19,054	31,538	—	—
Other	360	4,462	(419)
Total other comprehensive income (loss)	22,025	(84,287)	(16,563)
Total comprehensive income (loss)	$1,449,954	$(222,452)	$257,667
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury	Total
September 30, 2013 (As Revised)	$2,678	$2,360,992	$1,496,812	$(35,483)	$(1,516,856)	$2,308,143
Net income (As Revised)			274,230			274,230
Other comprehensive loss				(16,563)		(16,563)
Cash dividends, $0.94 per share			(214,469)			(214,469)
Exercises of stock options	30	81,535				81,565
Excess tax benefit related to share-based compensation		46,341				46,341
Share-based compensation expense		43,107				43,107
Common stock purchases for employee stock purchase plan		(206)				(206)
Warrants expense		422,739				422,739
Purchases of call options		(205,320)				(205,320)
Purchases of common stock					(789,927)	(789,927)
Employee tax withholdings related to restricted share vesting					(6,597)	(6,597)
Other	3	(3)				—
September 30, 2014 (As Revised)	2,711	2,749,185	1,556,573	(52,046)	(2,313,380)	1,943,043
Net loss (As Revised)			(138,165)			(138,165)
Other comprehensive loss				(84,287)		(84,287)
Cash dividends, $1.16 per share			(253,919)			(253,919)
Exercises of stock options	36	105,839				105,875
Excess tax benefit related to share-based compensation		88,116				88,116
Share-based compensation expense		60,944				60,944
Common stock purchases for employee stock purchase plan		(328)				(328)
Warrants expense		912,724				912,724
Purchases of call options		(180,000)				(180,000)
Purchases of common stock					(1,823,106)	(1,823,106)
Employee tax withholdings related to restricted share vesting					(14,511)	(14,511)
Other	3	(3)				—
September 30, 2015 (As Revised)	2,750	3,736,477	1,164,489	(136,333)	(4,150,997)	616,386
Net income			1,427,929			1,427,929
Other comprehensive income				22,025		22,025
Cash dividends, $1.36 per share			(288,477)			(288,477)
Exercises of stock options	22	74,746				74,768
Share-based compensation expense		64,992				64,992
Common stock purchases for employee stock purchase plan		(548)				(548)
Warrants expense		140,342				140,342
Exercises of warrants		336,998			2,023,481	2,360,479
Purchases of common stock					(1,866,344)	(1,866,344)
Accelerated share repurchase transaction		(20,000)			(380,000)	(400,000)
Employee tax withholdings related to restricted share vesting					(22,148)	(22,148)
Other	6	(6)				—
September 30, 2016	$2,778	$4,333,001	$2,303,941	$(114,308)	$(4,396,008)	$2,129,404
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year Ended September 30,
(in thousands)	2016	2015	2014
		(As Revised)	(As Revised)
OPERATING ACTIVITIES
Net income (loss)	$1,427,929	$(138,165)	$274,230
Loss from discontinued operations	—	—	7,546
Income (loss) from continuing operations	1,427,929	(138,165)	281,776
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	232,538	193,290	165,479
Amortization, including amounts charged to interest expense	159,628	62,698	31,138
Provision for doubtful accounts	13,124	8,119	26,634
(Benefit) provision for deferred income taxes	(130,927)	20,826	38,001
Warrants expense	140,342	912,724	422,739
Share-based compensation	64,992	60,944	43,107
LIFO expense	200,230	542,807	348,063
Pension settlement	47,607	—	—
Loss on sale of businesses	—	12,953	—
Impairment charge on equity investment	—	30,622	—
Loss on early retirement of debt	—	—	32,954
Other	(5,171)	(11,604)	(6,539)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(912,724)	(1,478,793)	(938,286)
Merchandise inventories	(1,107,252)	(1,379,189)	(1,304,569)
Prepaid expenses and other assets	(46,159)	(37,131)	21,107
Accounts payable	3,011,508	4,957,227	2,255,321
Accrued expenses, income taxes, and other liabilities	82,832	164,900	55,275
Net cash provided by operating activities-continuing operations	3,178,497	3,922,228	1,472,200
Net cash used in operating activities-discontinued operations	—	—	(7,546)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,178,497	3,922,228	1,464,654
INVESTING ACTIVITIES
Capital expenditures	(464,616)	(231,585)	(264,457)
Cost of acquired companies, net of cash acquired	(2,731,356)	(2,633,412)	(9,103)
Cost of equity investments	(19,034)	—	(117,794)
Proceeds from sales of businesses	—	17,163	—
Proceeds from sales of investment securities available-for-sale	101,829	—	—
Purchases of investment securities available-for-sale	(42,083)	(86,214)	—
Other	(13,919)	2,883	7,199
NET CASH USED IN INVESTING ACTIVITIES	(3,169,179)	(2,931,165)	(384,155)
FINANCING ACTIVITIES
Term loan and senior note borrowings	1,000,000	1,996,390	1,097,927
Term loan repayments	(800,000)	(500,000)	(531,525)
Borrowings under revolving and securitization credit facilities	8,846,876	111,100	17,584,500
Repayments under revolving and securitization credit facilities	(8,333,662)	(111,100)	(17,584,500)
Purchases of common stock	(2,266,344)	(1,859,106)	(753,926)
Exercises of warrants	2,360,479	—	—
Exercises of stock options, including excess tax benefits of $0, $88,116, and $46,341, in fiscal 2016, 2015, and 2014, respectively	74,768	193,991	127,906
Cash dividends on common stock	(288,477)	(253,919)	(214,469)
Purchases of call options	—	(180,000)	(211,397)
Debt issuance costs and other	(28,568)	(29,490)	(17,508)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	565,072	(632,134)	(502,992)
INCREASE IN CASH AND CASH EQUIVALENTS	574,390	358,929	577,507
Cash and cash equivalents at beginning of year	2,167,442	1,808,513	1,231,006
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,741,832	$2,167,442	$1,808,513
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts due to uncertainties inherent in such estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Certain reclassifications have been made to prior-period amounts in order to conform to the current year presentation.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740) —Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that prohibits companies from offsetting deferred tax liabilities from one jurisdiction against deferred assets of another jurisdiction. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. As of October 1, 2015, the Company early adopted ASU 2015-17, which resulted in the reclassification of $1,135.0 million from current Deferred Income Taxes to long-term Deferred Income Taxes on the September 30, 2015 Consolidated balance sheet.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 — "Revenue Recognition" and most industry-specific guidance throughout the Codification. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard's core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the Financial Accounting Standards Board deferred the effective date of ASU 2014-09 by one year.
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) — Principal versus Agent Considerations" ("ASU 2016-08"), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09. Entities are permitted to adopt the standards as early as the original public entity effective date of ASU 2014-09, and either full or modified retrospective application is required. The Company has not yet selected an adoption date or a transition method for ASU 2014-09, 2016-08, and 2016-10 and is currently evaluating the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact that the adoption of the above standards will have on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 specifies that debt issuance costs related to a note shall be reported on the balance sheet as a direct reduction from the face amount of the note. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. ASU 2015-03 will require the

Company to reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated condensed balance sheets. ASU 2015-03 will have no effect on the Company's results of operations or liquidity.
 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842) ("ASU 2016-02")." ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Entities are permitted to adopt the standard early, and a modified retrospective application is required. The Company is currently evaluating the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact that the adoption of this standard will have on the its financial statements.
 In March 2016, the FASB issued ASU No. 2016-09, "Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee's shares than it may currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period. The updated guidance provides companies with alternative methods of adoption, with certain items that are allowed to be applied retrospectively and certain other items that are only to be applied prospectively in the period of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact that the adoption of this standard will have on its financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 aims to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period, and a retrospective application is required. The Company is currently evaluating the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact that the adoption of this standard will have on its financial statements.
As of September 30, 2016, there are no other recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.
Business Combinations
The purchase price of an acquired company, including the fair value of contingent consideration, is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company's operating results from the dates of acquisition.
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
The Company's trade accounts receivable are exposed to credit risk. Revenue from the various agreements and arrangements with the Company's largest customer in fiscal 2016, Walgreens Boots Alliance, Inc. ("WBA"), accounted for 30% of revenue and represented approximately 43% of accounts receivable, net (after incentives owed to it) as of September 30, 2016. Express Scripts, Inc., the Company's second largest customer in fiscal 2016, accounted for 16% of revenue and represented approximately 10% of accounts receivable, net as of September 30, 2016. The Company generally does not require collateral for trade receivables. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, its customers' financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company's allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based on historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2016, 2015, and 2014, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries, and other adjustments.
The Company maintains cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and, therefore, bear minimal credit risk. The Company seeks to mitigate such risks by monitoring the risk profiles of these counterparties. The Company also seeks to mitigate risk by monitoring the investment strategy of money market accounts in which it is invested, which are classified as cash equivalents.
Contingencies
Loss Contingencies: In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also performs an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, the Company provides disclosure of the loss contingency in the footnotes to its financial statements. The Company reviews all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made (see Note 15).
Gain Contingencies: The Company records gain contingencies when they are realized. Gains from antitrust litigation settlements are realized upon the receipt of cash and recorded as a reduction to cost of goods sold because they represent a recovery of amounts historically paid to manufacturers to originally acquire the pharmaceuticals that were the subject of the antitrust litigation settlements (see Note 16).
Derivative Financial Instruments
The Company records all derivative financial instruments on the balance sheet at fair value and complies with established criteria for designation and effectiveness of hedging relationships. The Company's policy prohibits it from entering into derivative financial instruments for speculative or trading purposes.
The Company had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$37.4 million note outstanding as of September 30, 2016.
Equity Method Investments
The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50% (see Note 4). Declines in value that are determined to be other-than-temporary are recorded as impairment charges as a component of earnings in the period in which that determination is made.
The Company recorded an impairment charge of $30.6 million in fiscal 2015 related to its minority interest in a pharmaceutical wholesaler in Brazil. The impairment charge was based on the determination by the Company that the decline in the pharmaceutical wholesaler's stock price from the date on which the investment was made to September 30, 2015 was other-than temporary. There were no impairment charges on equity investments in fiscal 2016 or 2014.
Foreign Currency
When the functional currency of the Company's foreign operations is the applicable local currency, assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss within Stockholders' Equity.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite lives, certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. The Company elected to bypass performing the qualitative analysis and went directly to performing the first step quantitative analysis of the goodwill and indefinite-lived intangible asset impairment tests in the current year. The Company may elect to perform the qualitative analysis in future periods.
The first step in the quantitative analysis for the goodwill impairment test is to compare the carrying amount of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record any such impairment losses.
The Company identifies its reporting units based on its management reporting structure, and its reporting units are the same as its operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides.
The Company uses an income-based approach to value its reporting units. The income-based approach relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon the Company's long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company's overall methodology and the population of assumptions used have remained unchanged.
The impairment test for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method. The Company believes the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such trademarks and trade names and not having to pay a royalty for their use.
The Company completed its required annual impairment tests relating to goodwill and other intangible assets in the fiscal years ended September 30, 2016, 2015, and 2014, and, as a result, determined that there were no impairments.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.
Income Taxes
The Company accounts for income taxes using a method that requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities (commonly known as the asset and liability method). In assessing the need to establish a valuation allowance on deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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

Investment Securities Available-For-Sale
The Company's marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument's underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company's marketable debt securities are carried at fair value, with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Loss in Stockholders' Equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method. As of September 30, 2016, the fair value of the Company's investment securities available-for-sale was $26.1 million, all of which was within Prepaid Expenses and Other on the Company's consolidated balance sheets. As of September 30, 2015, the fair value of the Company's investment securities available-for-sale was $86.2 million, $50.8 million of which was within Prepaid Expenses and Other and $35.4 million of which was within Other Assets on the Company's consolidated balance sheets.
Leases
The Company is often involved in the construction of its distribution facilities. In certain cases, the Company makes payments for certain structural components included in the lessor's construction of the leased assets, which result in the Company being deemed the owner of the leased assets for accounting purposes. As a result, regardless of the significance of the payments, Accounting Standards Codification 840, Leases, ("ASC 840") defines those payments as automatic indicators of ownership and requires the Company to capitalize the lessor's total project cost with a corresponding financing obligation. Upon completion of the lessor's project, the Company performs a sale-leaseback analysis pursuant to ASC 840 to determine if these assets and the related financing obligations can be derecognized from the Company's consolidated balance sheet. If the Company is deemed to have "continuing involvement," the leased assets and the related financing obligations remain on the Company's consolidated balance sheet and are amortized over the life of the assets and the lease term, respectively. All other leases are considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments are not recorded on the Company's consolidated balance sheet. Rent expense is recognized on a straight-line basis over the expected lease term.
Manufacturer Incentives
The Company accounts for fees and other incentives received from its suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold. The Company considers these fees and other incentives to represent product discounts, and, as a result, they are recognized within cost of goods sold upon the sale of the related inventory.
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 79% and 80% of the Company's inventories at September 30, 2016 and 2015, respectively, has been determined using the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,624.8 million and $1,424.6 million higher than the amounts reported at September 30, 2016 and 2015, respectively. The Company recorded LIFO expense of $200.2 million, $542.8 million, and $348.1 million in fiscal 2016, 2015, and 2014, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturing pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.
Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and from 3 to 10 years for machinery, equipment, and other. The costs of repairs and maintenance are charged to expense as incurred.
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
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue, as reflected in the accompanying consolidated statements of operations, is net of estimated sales returns and allowances.

The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. At September 30, 2016 and 2015, the Company's accrual for estimated customer sales returns was $856.3 million and $841.3 million, respectively.
The Company reports the gross dollar amount of bulk deliveries to customer warehouses in revenue and the related costs in cost of goods sold. Bulk delivery transactions are arranged by the Company at the express direction of the customer, and involve either drop shipments from the supplier directly to customers' warehouse sites or cross-dock shipments from the supplier to the Company for immediate shipment to the customers' warehouse sites. The Company is a principal to these transactions because it is the primary obligor and has the ultimate and contractual responsibility for fulfillment and acceptability of the products purchased, and it bears full risk of delivery and loss for products, whether the products are drop-shipped or shipped via cross-dock. The Company also bears full credit risk associated with the creditworthiness of any bulk delivery customer. As a result, the Company records bulk deliveries to customer warehouses as gross revenues. Gross profit earned by the Company on bulk deliveries was not material in any year presented.
Share-Based Compensation
The Company accounts for the compensation cost of all share-based payments at fair value and reports the related expense within distribution, selling and administrative expenses to correspond with the same line item as the cash compensation paid to employees. Share-based compensation expense is recognized over the requisite service period. The benefits of tax deductions in excess of recognized compensation expense ("excess tax benefits") are reported as a financing cash flow. There were no excess tax benefits related to share-based compensation for the fiscal year ended September 30, 2016. Excess tax benefits related to share-based compensation was $88.1 million and $46.3 million for the fiscal years ended September 30, 2015 and 2014, respectively. The fair value of performance stock units is determined based upon the grant date market price of the Company's Common Stock, and the compensation expense associated with nonvested performance stock units is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued.
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $494.7 million, $419.2 million, and $348.3 million for the fiscal years ended September 30, 2016, 2015, and 2014, respectively, are included in distribution, selling, and administrative expenses.
Supplier Reserves
The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them from the Company. These reserve estimates are established based on the judgment of Company management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs, and any other pertinent information available to the Company. The Company evaluates the amounts due from its suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than the Company's estimate.
Warrants
The Company accounted for the warrants issued to subsidiaries of WBA (collectively, the "Warrants") in accordance with the guidance for equity-based payments to non-employees. Using a binomial lattice model approach, the fair value of the Warrants was initially measured at the date of issuance, and the related expenses were recognized over the vesting period as an operating expense. The fair value of the Warrants was remeasured at the end of each reporting period, and an adjustment was recorded in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date. In fiscal 2016, the Warrants were exercised by WBA in full (see Note 9).

Note 2. Revision of Previously Issued Financial Statements

As a result of the Company’s planned expansion of new distribution facilities, it engaged in a review of the accounting treatment of leases. As part of this review, the Company assessed its historical application of ASC 840 regarding lessee involvement in the construction of leased assets, and identified corrections to be made in its accounting for these leases. In a number of its leases, the Company made payments for certain structural components included in the lessor's construction of the leased assets, which result in the Company being deemed the owner of the leased assets for accounting purposes. As a result, regardless of the significance of the payments, ASC 840 defines those payments as automatic indicators of ownership and requires the Company to capitalize the lessor's total project cost on the balance sheet with a corresponding financing obligation. In these situations, the Company has not historically accounted for the total project costs of the lessor as owned assets. Additionally, upon completion of the lessor's project, the Company must perform a sale-leaseback analysis pursuant to ASC 840 to determine if it can derecognize these assets and the related financing obligations from its consolidated balance sheet. In a substantial number of its leases, due to many of the same factors that require it to account for the total project costs as owned assets during the construction period (for example, the Company funding a portion of the construction costs) it is deemed to have "continuing involvement," which precludes the Company from derecognizing these leased assets when construction is complete. In such cases, the leased assets and the related financing obligations remain on the consolidated balance sheet and are amortized over the life of the assets and the lease term, respectively.

Upon conclusion of its recently conducted lease review, the Company recorded a cumulative adjustment as of September 30, 2013 for all affected leases resulting in a $104.0 million increase to total assets, all of which were construction assets recorded as property and equipment, and a $115.6 million increase to total liabilities, primarily current and long-term financing obligations. Additionally, the Company recorded a cumulative, net of tax, impact to retained earnings of $11.6 million as of October 1, 2013. The Company revised prior years’ financial statements and reduced diluted earnings per share by $0.01 in the fiscal years ended September 30, 2015 and 2014. The Company no longer reports rent expense for the leased facilities that are owned for accounting purposes. Instead, rental payments under the leases are recognized as a reduction of the financing obligation and as interest expense. Additionally, depreciation expense is recorded as construction assets are depreciated over their useful lives. These corrections had no impact on the net increase in cash and cash equivalents during the fiscal years 2015 and 2014.

The following illustrates the impact the aforementioned adjustments had on the Company's previously issued financial statements:

CONSOLIDATED BALANCE SHEET

	September 30, 2015
(in thousands, except share and per share data)	As Previously Reported	Adjustments	As Revised

ASSETS
Current assets:
Cash and cash equivalents	$2,167,442	$—	$2,167,442
Accounts receivable, less allowances for returns and doubtful accounts	8,222,951	—	8,222,951
Merchandise inventories	9,755,094	—	9,755,094
Prepaid expenses and other	189,001	—	189,001
Total current assets	20,334,488	—	20,334,488

Property and equipment, at cost:
Land	39,499	—	39,499
Buildings and improvements	413,854	239,688	653,542
Machinery, equipment, and other	1,449,545	—	1,449,545
Total property and equipment	1,902,898	239,688	2,142,586
Less accumulated depreciation	(923,647)	(26,429)	(950,076)
Property and equipment, net	979,251	213,259	1,192,510

Goodwill [1]	4,130,825	13,566	4,144,391
Other intangible assets [1]	1,993,119	—	1,993,119
Other assets	298,474	—	298,474

TOTAL ASSETS	$27,736,157	$226,825	$27,962,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20,886,439	$—	$20,886,439
Accrued expenses and other	679,309	12,479	691,788
Total current liabilities	21,565,748	12,479	21,578,227

Long-term debt	3,493,048	—	3,493,048
Long-term financing obligation	—	246,177	246,177
Deferred income taxes [2]	1,954,205	(9,965)	1,944,240
Other liabilities	89,636	(4,732)	84,904

Total stockholders' equity	633,520	(17,134)	616,386

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,736,157	$226,825	$27,962,982

1 Amounts as previously reported have been revised to report Goodwill separately from total intangible assets.
2 Amount as previously reported has been revised to give effect to the retrospective adjustment resulting from the adoption of ASU 2015-17.

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended September 30, 2015
(in thousands, except per share data)	As Previously Reported	Adjustments	As Revised
Revenue	$135,961,803	$—	$135,961,803
Cost of goods sold	132,432,490	—	132,432,490
Gross profit	3,529,313	—	3,529,313
Operating expenses:
Distribution, selling, and administrative	1,918,045	(10,205)	1,907,840
Depreciation	186,789	5,355	192,144
Amortization	56,491	—	56,491
Warrants	912,724	—	912,724
Employee severance, litigation, and other	37,894	—	37,894
Operating income	417,370	4,850	422,220
Other loss	13,598	—	13,598
Impairment charge on equity investment	30,622	—	30,622
Interest expense, net	99,001	10,035	109,036
Income from operations before income taxes	274,149	(5,185)	268,964
Income tax expense	409,036	(1,907)	407,129
Net loss	$(134,887)	$(3,278)	$(138,165)

Earnings per share:
Basic	$(0.62)	$(0.01)	$(0.63)
Diluted	$(0.62)	$(0.01)	$(0.63)

Weighted average common shares outstanding:
Basic	217,786	—	217,786
Diluted	217,786	—	217,786

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended September 30, 2014
(in thousands, except per share data)	As Previously Reported	Adjustments	As Revised
Revenue	$119,569,127	$—	$119,569,127
Cost of goods sold	116,586,761	—	116,586,761
Gross profit	2,982,366	—	2,982,366
Operating expenses:
Distribution, selling, and administrative	1,587,261	(6,597)	1,580,664
Depreciation	159,328	3,390	162,718
Amortization	25,962	—	25,962
Warrants	422,739	—	422,739
Employee severance, litigation, and other	8,192	—	8,192
Operating income	778,884	3,207	782,091
Other income	(4,360)	—	(4,360)
Interest expense, net	76,862	6,772	83,634
Loss on early retirement of debt	32,954	—	32,954
Income from continuing operations before income taxes	673,428	(3,565)	669,863
Income tax expense	389,398	(1,311)	388,087
Income from continuing operations	284,030	(2,254)	281,776
Loss from discontinued operations	(7,546)	—	(7,546)
Net income	$276,484	$(2,254)	$274,230

Earnings per share:
Basic earnings per share:
Continuing operations	$1.25	$(0.01)	$1.24
Discontinued operations	(0.03)	—	(0.03)
Total	$1.22	$(0.01)	$1.21

Diluted earnings per share:
Continuing operations	$1.21	$(0.01)	$1.20
Discontinued operations	(0.03)	—	(0.03)
Rounding	(0.01)	—	(0.01)
Total	$1.17	$(0.01)	$1.16

Weighted average common shares outstanding:
Basic	227,367	—	227,367
Diluted	235,405	—	235,405

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30, 2015
(in thousands)	As Previously Reported	Adjustments	As Revised
Net loss	$(134,887)	$(3,278)	$(138,165)
Other comprehensive loss:
Net change in foreign currency translation adjustments	(84,142)	—	(84,142)
Benefit plan funded status adjustments net of tax of $1,055	(4,607)	—	(4,607)
Other	4,462	—	4,462
Total other comprehensive loss	(84,287)	—	(84,287)
Total comprehensive loss	$(219,174)	$(3,278)	$(222,452)

	Fiscal Year Ended September 30, 2014
(in thousands)	As Previously Reported	Adjustments	As Revised
Net income	$276,484	$(2,254)	$274,230
Other comprehensive loss:
Net change in foreign currency translation adjustments	(18,544)	—	(18,544)
Benefit plan funded status adjustments net of tax of $1,361	2,400	—	2,400
Other	(419)	—	(419)
Total other comprehensive loss	(16,563)	—	(16,563)
Total comprehensive income	$259,921	$(2,254)	$257,667

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended September 30, 2015
(in thousands)	As Previously Reported	Adjustments	As Revised
OPERATING ACTIVITIES
Net loss	$(134,887)	$(3,278)	$(138,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	187,935	5,355	193,290
Amortization, including amounts charged to interest expense	61,665	1,033	62,698
Provision for doubtful accounts	8,119	—	8,119
Provision for deferred income taxes	22,733	(1,907)	20,826
Warrants expense	912,724	—	912,724
Share-based compensation	60,944	—	60,944
LIFO expense [1]	542,807	—	542,807
Loss on sale of businesses	12,953	—	12,953
Impairment charge on equity investment	30,622	—	30,622
Other	(11,604)	—	(11,604)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,478,793)	—	(1,478,793)
Merchandise inventories [1]	(1,379,189)	—	(1,379,189)
Prepaid expenses and other assets	(37,131)	—	(37,131)
Accounts payable	4,957,227	—	4,957,227
Accrued expenses, income taxes, and other liabilities	164,254	646	164,900
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,920,379	1,849	3,922,228
INVESTING ACTIVITIES
Capital expenditures	(231,585)	—	(231,585)
Cost of acquired companies, net of cash acquired	(2,633,412)	—	(2,633,412)
Proceeds from sales of businesses	17,163	—	17,163
Purchases of investment securities available-for-sale	(86,214)	—	(86,214)
Other	2,883	—	2,883
NET CASH USED IN INVESTING ACTIVITIES	(2,931,165)	—	(2,931,165)
FINANCING ACTIVITIES
Term loan and senior note borrowings	1,996,390	—	1,996,390
Term loan repayments	(500,000)	—	(500,000)
Borrowings under revolving and securitization credit facilities	111,100	—	111,100
Repayments under revolving and securitization credit facilities	(111,100)	—	(111,100)
Purchases of common stock	(1,859,106)	—	(1,859,106)
Exercises of stock options, including excess tax benefits of $88,116	193,991	—	193,991
Cash dividends on common stock	(253,919)	—	(253,919)
Purchases of call options	(180,000)	—	(180,000)
Debt issuance costs and other	(27,641)	(1,849)	(29,490)
NET CASH USED IN FINANCING ACTIVITIES	(630,285)	(1,849)	(632,134)
INCREASE IN CASH AND CASH EQUIVALENTS	358,929	—	358,929
Cash and cash equivalents at beginning of year	1,808,513	—	1,808,513
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,167,442	$—	$2,167,442

1 Amounts as previously reported have been revised to report LIFO Expense separately from the change in Merchandise Inventories.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended September 30, 2014
(in thousands)	As Previously Reported	Adjustments	As Revised
OPERATING ACTIVITIES
Net income	$276,484	$(2,254)	$274,230
Loss from discontinued operations	7,546	—	7,546
Income from continuing operations	284,030	(2,254)	281,776
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation, including amounts charged to cost of goods sold	162,089	3,390	165,479
Amortization, including amounts charged to interest expense	30,644	494	31,138
Provision for doubtful accounts	26,634	—	26,634
Provision for deferred income taxes	39,312	(1,311)	38,001
Warrants expense	422,739	—	422,739
Share-based compensation	43,107	—	43,107
LIFO expense [1]	348,063	—	348,063
Loss on early retirement of debt	32,954	—	32,954
Other	(6,539)	—	(6,539)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(938,286)	—	(938,286)
Merchandise inventories [1]	(1,304,569)	—	(1,304,569)
Prepaid expenses and other assets	21,107	—	21,107
Accounts payable	2,255,321	—	2,255,321
Accrued expenses, income taxes, and other liabilities	54,093	1,182	55,275
Net cash provided by operating activities-continuing operations	1,470,699	1,501	1,472,200
Net cash used in operating activities-discontinued operations	(7,546)	—	(7,546)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,463,153	1,501	1,464,654
INVESTING ACTIVITIES
Capital expenditures	(264,457)	—	(264,457)
Cost of acquired companies, net of cash acquired	(9,103)	—	(9,103)
Cost of equity investments	(117,794)	—	(117,794)
Other	7,199	—	7,199
NET CASH USED IN INVESTING ACTIVITIES	(384,155)	—	(384,155)
FINANCING ACTIVITIES
Senior note borrowings	1,097,927	—	1,097,927
Senior note repayments	(531,525)	—	(531,525)
Borrowings under revolving and securitization credit facilities	17,584,500	—	17,584,500
Repayments under revolving and securitization credit facilities	(17,584,500)	—	(17,584,500)
Purchases of common stock	(753,926)	—	(753,926)
Exercises of stock options, including excess tax benefits of $46,341	127,906	—	127,906
Cash dividends on common stock	(214,469)	—	(214,469)
Purchases of call options	(211,397)	—	(211,397)
Debt issuance costs and other	(16,007)	(1,501)	(17,508)
NET CASH USED IN FINANCING ACTIVITIES	(501,491)	(1,501)	(502,992)
INCREASE IN CASH AND CASH EQUIVALENTS	577,507	—	577,507
Cash and cash equivalents at beginning of year	1,231,006	—	1,231,006
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,808,513	$—	$1,808,513

1 Amounts as previously reported have been revised to report LIFO Expense separately from the change in Merchandise Inventories.

Note 3. Acquisitions
On February 24, 2015, the Company acquired MWI Veterinary Supply, Inc. ("MWI") for a purchase price of $2.6 billion. MWI is a leading animal health distribution company in the United States and in the United Kingdom. For reportable segment presentation, MWI's operating results are included within Other.
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values on the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $1.2 billion, which was allocated to goodwill. The fair value of accounts receivable, inventory, and accounts payable acquired was $346.9 million, $440.0 million, and $327.1 million, respectively. The fair value of the intangible assets acquired totaled $1.5 billion and consisted of customer relationships of $1.1 billion, trade name of $344.0 million, and software technology of $11.0 million. The Company established a deferred tax liability of $570.7 million primarily in connection with the intangible assets acquired. The Company is amortizing the fair values of the acquired customer relationships and software technology over the remaining useful lives of 20 years and 8 years, respectively. The trade name has been determined to have an indefinite life. Goodwill and intangibles resulting from the acquisition are not deductible for income tax purposes.
On November 6, 2015, the Company acquired PharMEDium Healthcare Holdings, Inc. ("PharMEDium") for $2.7 billion in cash, which included certain purchase price adjustments. PharMEDium is a leading national provider of outsourced compounded sterile preparations ("CSPs") to acute care hospitals in the United States. PharMEDium is a component of AmerisourceBergen Drug Corporation ("ABDC") within the Pharmaceutical Distribution reportable segment.

The purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their fair values on the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $1.8 billion, which was allocated to goodwill. The fair value of accounts receivable, inventory, and accounts payable acquired was $63.2 million, $43.1 million, and $22.8 million, respectively. The fair value of the intangible assets acquired of $1.1 billion consisted of customer relationships of $882.7 million, trade name of $167.6 million, and software technology of $52.6 million. The Company established a deferred tax liability of $356.1 million primarily in connection with the intangible assets acquired. The Company is amortizing the fair values of the acquired customer relationships and trade name over their useful lives of 15 years. The fair value of the acquired software technology is being amortized over its estimated useful life of 10 years. Goodwill and intangible assets resulting from the acquisition are not deductible for income tax purposes.
Note 4. Equity Method Investments
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
In fiscal 2016, the Company invested an additional $17.2 million in Profarma and the specialty joint venture. As of September 30, 2016, the Company held a minority interest in Profarma of approximately 24.3% and a 50% ownership interest in the specialty joint venture.
As of September 30, 2016 and 2015, the carrying value of the Company's equity method investments in Brazil was $56.7 million and $30.5 million, respectively, after adjusting for changes in exchange rates and earnings.
Note 5. Discontinued Operations
In May 2013, the Company completed the divestiture of AmerisourceBergen Canada Corporation ("ABCC"). ABCC's loss before income taxes in the fiscal year ended September 30, 2014 was $7.5 million, which includes the impact of a final purchase price working capital adjustment.
The Company sold ABCC for $67.9 million, including a C$50.0 million note due from the buyer, with interest accruing at 3% annually, and scheduled monthly payments to be made over a seven-year term that commenced in June 2013. The Company entered into a foreign currency denominated contract to hedge the foreign currency exchange risk associated with the Canadian note.
Note 6. Income Taxes
The following illustrates domestic and foreign income from continuing operations before income taxes (in thousands):

	Fiscal year ended September 30,
	2016	2015	2014
		(As Revised)	(As Revised)
Domestic	$906,415	$55,545	$588,344
Foreign	484,495	213,419	81,519
Total	$1,390,910	$268,964	$669,863
The income tax (benefit) provision is as follows (in thousands):

	Fiscal Year Ended September 30,
	2016	2015	2014
		(As Revised)	(As Revised)
Current provision:
Federal	$11,892	$310,847	$297,052
State and local	26,741	46,240	37,301
Foreign	55,275	29,216	15,733
	93,908	386,303	350,086
Deferred provision:
Federal	(119,218)	1,283	15,449
State and local	(11,490)	18,201	22,658
Foreign	(219)	1,342	(106)
	(130,927)	20,826	38,001
(Benefit) provision for income taxes	$(37,019)	$407,129	$388,087
A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended September 30,
	2016	2015	2014
		(As Revised)	(As Revised)
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	0.6	10.4	4.1
Foreign	(8.4)	(20.4)	(1.9)
Warrants	(32.8)	109.7	18.4
Valuation allowance	2.2	9.2	1.7
Other	0.7	7.5	0.6
Effective income tax rate	(2.7)%	151.4%	57.9%
In March 2013, the Company issued Warrants (as defined in Note 9) in connection with various agreements and arrangements with WBA, as successor in interest to Walgreen Co. ("Walgreens") and Alliance Boots GmbH ("Alliance Boots"). At that time, the Company determined that the Warrants had a fair value of $242.4 million on the date of issuance, which approximated the tax deductible amount that would be deducted ratably on the Company's income tax return over the 10-year term of the various agreements, and that any value in excess of the initial fair value of the Warrants on the date of issuance would not be tax deductible. In November 2015, the Company received a private letter ruling from the Internal Revenue Service ("IRS"), which entitles it to an income tax deduction equal to the fair value of the Warrants on the date of exercise. As a result, the Company recorded a deferred tax asset and recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015. This tax benefit adjustment had a significant impact to the Company's effective tax rate in the fiscal year ended September 30, 2016. In March 2016 and August 2016, the Warrants were exercised by WBA. In the aggregate, the total fair value of the Warrants based on their respective exercise dates was $1,565.9 million. An additional tax benefit of approximately $52 million was recognized primarily related to the change in the fair value of the Warrants from September 30, 2015 to their respective exercise dates in fiscal 2016.
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

	September 30,
	2016	2015
		(As Revised)
Merchandise inventories	$1,281,364	$1,207,356
Property and equipment	123,443	106,572
Goodwill and other intangible assets	1,248,297	865,316
Other	6,709	1,107
Gross deferred tax liabilities	2,659,813	2,180,351
Net operating loss and tax credit carryforwards	(321,541)	(73,691)
Capital loss carryforwards	(65,535)	(65,811)
Allowance for doubtful accounts	(25,272)	(30,549)
Accrued expenses	(37,842)	(24,248)
Employee and retiree benefits	(17,759)	(6,165)
Stock options	(52,238)	(41,233)
Warrants	—	(59,917)
Other	(90,383)	(66,582)
Gross deferred tax assets	(610,570)	(368,196)
Valuation allowance for deferred tax assets	165,531	132,085
Deferred tax assets, net of valuation allowance	(445,039)	(236,111)
Net deferred tax liabilities	$2,214,774	$1,944,240
The following tax carryforward information is presented as of September 30, 2016. The Company had $243.6 million of potential tax benefits from federal net operating loss carryforwards expiring in 2 to 20 years, $110.9 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years, and $20.9 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. Included in the federal net operating loss carryforwards is $45.8 million of potential tax benefits that if realized would be an increase to additional paid-in-capital. Included in the state net operating loss carryforwards is $15.1 million of potential tax benefits that if realized would be an increase to additional paid-in-capital. The Company had $65.5 million  of potential tax benefits from capital loss carryforwards expiring in 2 to 4 years. The Company had $5.4 million of foreign tax credit carryforwards expiring in 2 to 8 years. The Company had $1.5 million of state tax credit carryforwards and $21.1 million in federal alternative minimum tax credit carryforwards and $2.1 million in foreign alternative minimum tax credit carryforwards.
In fiscal 2016, the Company increased the valuation allowance on deferred tax assets by $33.4 million primarily due to the addition of certain state and foreign net operating loss carryforwards. In fiscal 2015, the Company increased the valuation allowance on deferred tax assets by $26.7 million, primarily due to the addition of certain state net operating loss carryforwards.
In fiscal 2016, there were no tax benefits related to the exercise of employee stock options and lapses of restricted shares. In fiscal 2015 and 2014, tax benefits of $88.1 million and $46.3 million, respectively, related to the exercise of employee stock options and lapses of restricted shares were recorded as additional paid-in capital.
Income tax payments, net of refunds, were $17.5 million in the fiscal year ended September 30, 2016. Income tax payments, net of refunds, were $299.6 million and $197.0 million in the fiscal years ended September 30, 2015 and 2014, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2012.
As of September 30, 2016 and 2015, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $88.2 million and $52.8 million, respectively, ($63.1 million and $37.2 million, net of federal benefit, respectively). If recognized in the fiscal years ended September 30, 2016 and 2015, $48.0 million and $22.2 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2016 and 2015, included in the unrecognized tax benefits are $12.4 million and $8.1 million of interest and penalties, respectively, which the Company records in income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, in fiscal 2016, 2015, and 2014 is as follows (in thousands):

Balance at September 30, 2013	$46,267
Additions of tax positions of the current year	6,127
Additions of tax positions of the prior years	1,249
Reductions of tax positions of the prior years	(4,167)
Settlements with taxing authorities	(4,788)
Expiration of statutes of limitations	(1,780)
Balance at September 30, 2014	42,908
Additions of tax positions of the current year	3,616
Reductions of tax positions of the prior years	(871)
Settlements with taxing authorities	(33)
Expiration of statutes of limitations	(898)
Balance at September 30, 2015	44,722
Additions of tax positions of the current year	24,145
Additions to tax positions of the prior years	11,840
Reductions of tax positions of the prior years	(1,407)
Settlements with taxing authorities	(2,589)
Expiration of statutes of limitations	(945)
Balance at September 30, 2016	$75,766
During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $6.4 million.
Cumulative undistributed earnings of international subsidiaries were $881.5 million at September 30, 2016. No deferred federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company's international operations. It is not practicable to estimate the amount of U.S. tax that would result upon the eventual repatriation of such earnings.
Note 7. Goodwill and Other Intangible Assets
Following is a summary of the changes in the carrying value of goodwill for the fiscal years ended September 30, 2016 and 2015 (in thousands):

	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2014	$2,400,926	$547,576	$2,948,502
Goodwill recognized in connection with acquisitions (As Revised)	35,051	1,171,199	1,206,250
Goodwill disposed in connection with divestitures	(3,605)	(2,626)	(6,231)
Foreign currency translation	—	(4,130)	(4,130)
Goodwill at September 30, 2015 (As Revised)	2,432,372	1,712,019	4,144,391
Goodwill recognized in connection with acquisitions	1,832,113	18,196	1,850,309
Foreign currency translation	—	(3,203)	(3,203)
Goodwill at September 30, 2016	$4,264,485	$1,727,012	$5,991,497

Following is a summary of other intangible assets (in thousands):

	September 30, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles — trade names	$684,991	$—	$684,991	$684,966	$—	$684,966
Finite-lived intangibles: Customer relationships	2,322,404	(273,638)	2,048,766	1,421,230	(146,227)	1,275,003
Trade names and other	307,234	(73,142)	234,092	81,241	(48,091)	33,150
Total other intangible assets	$3,314,629	$(346,780)	$2,967,849	$2,187,437	$(194,318)	$1,993,119
Amortization expense for other intangible assets was $152.5 million, $56.5 million, and $26.0 million in the fiscal years ended September 30, 2016, 2015, and 2014, respectively. Amortization expense for finite-lived intangible assets is estimated to be $158.3 million in fiscal 2017, $156.2 million in fiscal 2018, $153.1 million in fiscal 2019, $149.2 million in fiscal 2020, $148.4 million in 2021, and $1,517.5 million thereafter.
Note 8. Debt
Debt consisted of the following (in thousands):

	September 30,
	2016	2015
Revolving credit note	$—	$—
Receivables securitization facility due 2018	500,000	—
Term loans due in 2020	700,000	500,000
Multi-currency revolving credit facility due 2020	—	—
Overdraft facility due in 2021	11,275	—
$600,000, 1.15% senior notes due 2017	599,874	599,658
$400,000, 4.875% senior notes due 2019	398,808	398,456
$500,000, 3.50% senior notes due 2021	499,639	499,568
$500,000, 3.40% senior notes due 2024	498,919	498,777
$500,000, 3.25% senior notes due 2025	497,771	497,503
$500,000, 4.25% senior notes due 2045	499,116	499,086
Total debt	$4,205,402	$3,493,048
Less current portion	611,149	—
Total, net of current portion	$3,594,253	$3,493,048
Multi-Currency Revolving Credit Facility
The Company has a $1.4 billion multi-currency senior unsecured credit facility, which was scheduled to expire in November 2020 (the "Multi-Currency Revolving Credit Facility"), with a syndicate of lenders. In November 2016, the Company entered into an amendment with the syndicate of lenders to extend the maturity date to November 2021. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company's debt rating and ranges from 69 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at September 30, 2016) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 6 basis points to 15 basis points, annually, of the total commitment (9 basis points at September 30, 2016). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2016.

Receivables Securitization Facility
The Company has a receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2018. In June 2016, the Company amended the Receivables Securitization Facility to increase the borrowing capacity from $950 million to $1,450 million and in November 2016, the Company extended the maturity date to November 2019. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.
In connection with the Receivables Securitization Facility, ABDC sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. ABDC is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2016.
Commercial Paper Program
The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest rates, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of September 30, 2016 and 2015.
Revolving Credit Note and Overdraft Facility
The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has an uncommitted U.K. overdraft facility ("Overdraft Facility") to fund short-term normal trading cycle fluctuations related to its MWI business. In February 2016, the Company amended the overdraft Facility to extend the maturity date from November 2016 to February 2021 and increase the borrowing capacity from £20 million to £30 million.
Term Loans
In February 2015, the Company entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through September 30, 2016, the Company elected to make principal payments, prior to the scheduled repayment dates, totaling $700 million on the February 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or a LIBOR rate, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points at September 30, 2016) and 0 to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2016.
In November 2015, the Company entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. In fiscal 2016, the Company elected to make principal payments, prior to the scheduled repayment dates, of $575 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or a LIBOR rate, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over a LIBOR rate (100 basis points as of September 30, 2016) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2016.

Senior Notes
In February 2015, the Company issued $500 million of 3.25% senior notes due March 1, 2025 (the "2025 Notes") and $500 million of 4.25% senior notes due March 1, 2045 (the "2045 Notes"). The 2025 Notes were sold at 99.47% of the principal amount and have an effective yield of 3.31%. The 2045 Notes were sold at 99.81% of the principal amount and have an effective yield of 4.26%. Interest on the 2025 and 2045 Notes is payable semi-annually in arrears.
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
The Company has $400 million of 4.875% senior notes due November 15, 2019 (the "2019 Notes") and $500 million of 3.50% senior notes due November 15, 2021 (the "2021 Notes"). The 2019 Notes and 2021 Notes were sold at 99.2% and 99.858% of the principal amount, respectively, and have effective interest yields of 4.98% and 3.52%, respectively. Interest on the 2019 and 2021 Notes is payable semiannually in arrears. The 2017 Notes, 2019 Notes, 2021 Notes, 2024 Notes, 2025 Notes, and 2045 Notes are collectively referred to as the "Notes." Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes.
The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test, with which the Company was compliant as of September 30, 2016.
Other Information
Scheduled future principal payments of debt are $611.3 million in fiscal 2017, $500.0 million in fiscal 2019, $700.0 million in fiscal 2020, $400.0 million in fiscal 2021, and $2.0 billion thereafter.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2016, 2015, and 2014 was $123.5 million, $91.5 million, and $62.9 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of interest expense, were $6.3 million, $5.2 million, and $3.9 million, for the fiscal years ended September 30, 2016, 2015, and 2014, respectively.
Note 9. Stockholders' Equity and Earnings per Share
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").
The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations and preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on Common Stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2016.
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

The following table illustrates the components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2016 and 2015 (in thousands):

	September 30,
	2016	2015
Pension and postretirement adjustments (See Note 11)	$(5,843)	$(36,819)
Foreign currency translation	(108,704)	(99,393)
Other	239	(121)
Total accumulated other comprehensive loss	$(114,308)	$(136,333)
In November 2012, the Company's board of directors authorized a program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2014, the Company purchased 5.5 million shares of its Common Stock for a total of $363.0 million to complete its authorization under this program.
In August 2013, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. During the fiscal year ended September 30, 2014, the Company purchased 2.4 million shares of its Common Stock for a total of $174.7 million under this program, which included $18.0 million of fiscal 2014 purchases that cash settled in October 2014. During the fiscal year ended September 30, 2015, the Company purchased 3.3 million shares of its Common Stock for a total of $300.8 million under this program. During the six months ended March 31, 2016, the Company purchased 1.1 million shares of its Common Stock for a total of $100.0 million under this program. In May 2016, the Company's board of directors authorized a new share purchase program that, together with availability remaining under the existing August 2013 share repurchase program, permits the Company to purchase up to $750 million of its outstanding shares of Common Stock, subject to market conditions. In September 2016, the Company entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $400.0 million for the delivery of 4.5 million shares of its Common Stock. The initial payment of $400.0 million funded stock purchases of $380.0 million and a share holdback of $20.0 million. The ASR transaction was settled in November 2016, at which time the financial institution delivered an additional 0.5 million shares of the Company's Common Stock. The number of shares ultimately received was based on the volume-weighted average price of the Company's Common Stock during the term of the ASR. The Company applied the 4.5 million shares from the ASR to the May 2016 share repurchase program. In addition to the ASR, the Company purchased 2.9 million shares of its Common Stock for a total of $231.2 million under the May 2016 program. The Company had $118.8 million of availability remaining under this share repurchase program as of September 30, 2016.
In March 2013, the Company and WBA entered into various agreements and arrangements pursuant to which subsidiaries of WBA were granted the right to purchase a minority equity position in the Company, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of the Company's Common Stock in open market transactions (approximately 7% of the Company's Common Stock on a fully diluted basis as of the date of issuance of the Warrants described below, assuming their exercise in full). In connection with these arrangements, wholly-owned subsidiaries of WBA were issued (a) warrants to purchase up to an aggregate of 22,696,912 shares of the Company's Common Stock at an exercise price of $51.50 per share, exercisable during a six month period beginning in March 2016 (the "2016 Warrants"), and (b) warrants to purchase up to an aggregate of 22,696,912 shares of the Company's Common Stock at an exercise price of $52.50 per share, exercisable during a six month period beginning in March 2017 (the "2017 Warrants" and, together with the 2016 Warrants, the "Warrants").
In June 2013, the Company commenced a hedging strategy by entering into a contract with a financial institution pursuant to which it executed a series of issuer capped call transactions ("Capped Calls"). The Capped Calls gave the Company the right to buy shares of its Common Stock subject to the Warrants at specified prices at maturity. This hedge transaction was completed in January 2014 and included the purchase of Capped Calls on a total of 27.2 million shares of the Company's Common Stock for a total premium of $368.7 million.
Subsequently, the Company paid a premium of $100.0 million in January 2015 to increase the cap price on certain of the Capped Calls subject to the 2016 Warrants. The Capped Calls allowed the Company to acquire shares of its Common Stock at strike prices of $51.50 and $52.50 and had expiration dates ranging from February 2016 through October 2017. The Capped Calls permitted net share settlement, which was limited by caps on the market price of the Company's Common Stock. The Company accounted for the Capped Calls as equity contracts, and therefore, the above premium was recorded as a reduction to paid-in capital.
In May 2014, the Company's board of directors authorized a special program allowing the Company to purchase up to $650 million of its outstanding shares of Common Stock, subject to market conditions, as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplemented the Company's previously executed warrants hedging strategy. During the fiscal year ended September 30, 2014, the Company purchased 3.4 million shares of its Common Stock for a total of $252.0 million under this program, which included $18.0 million of purchases that cash settled in October 2014. During the fiscal year ended September 30, 2015, the Company purchased 4.3 million shares (1.6 million under the Call Options for a total of $151.2 million, as defined below) of its Common Stock for a total of $398.0 million under this program, which excluded $18.0 million of purchases that cash settled in October 2014, to complete its authorization under this program.
In March 2015, the Company further supplemented its hedging strategy by entering into a contract with a financial institution pursuant to which it executed a series of issuer call options ("Call Options"). The Call Options gave the Company the right to buy shares of its Common Stock subject to the Warrants at specified prices between April 2015 and October 2015. In total, the Company purchased Call Options on six million shares of its Common Stock for a total premium of $80.0 million. The Company accounted for the Call Options as equity contracts, and therefore, the above premium was recorded as a reduction to paid-in capital.
In April 2015, the Company's board of directors authorized the second special share repurchase program allowing it to repurchase up to $1.0 billion in shares of its Common Stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants as part of its warrants hedging strategy. During the fiscal year ended September 30, 2015, the Company purchased 10.0 million shares (2.9 million under the Call Options for a total of $276.3 million) of its Common Stock for a total of $1.0 billion to complete its authorization under this program.
In September 2015, the Company's board of directors authorized a new special share repurchase program allowing the Company to repurchase up to $2.4 billion in shares of its Common Stock, subject to market conditions. During the fiscal year ended September 30, 2015, the Company purchased 1.2 million shares of its Common Stock for a total of $124.1 million under this program. During the fiscal year ended September 30, 2016, the Company purchased 26.3 million shares of its Common Stock for a total of $1,535.1 million under this program. The Company had $740.9 million of availability remaining under this special share repurchase program as of September 30, 2016. However, this availability will not be utilized subsequent to September 30, 2016 as the earnings per share dilution effect of the Warrants was fully mitigated by the Company concurrent with the August 2016 exercise of the 2017 Warrants (see below).
In March 2016, the 2016 Warrants were exercised by WBA for $1,168.9 million in cash. The shares issued for the 2016 Warrants were from the Company's treasury stock on a first-in, first-out basis, and were originally purchased for $866.0 million. The Company recognized a reissuance gain in paid-in capital of $302.9 million.
In August 2016, the Company and WBA amended the 2017 Warrants so that they became exercisable in whole or in part during the six month period beginning in August 2016 at an exercise price of $52.50. In August 2016, the 2017 Warrants were exercised by WBA for $1,191.6 million in cash. The shares issued for the 2017 Warrants were from the Company's treasury stock on a first-in, first-out basis, and were originally purchased for $1,157.5 million. The Company recognized a reissuance gain in paid-in capital of $34.1 million.
The earnings per share dilutive effect of the Warrants was fully mitigated by the Company hedging a portion of its obligation to deliver Common Stock with a financial institution and repurchasing additional shares of its Common Stock under the special share repurchase programs, as described above, for the Company's own account over time.
Basic earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the periods presented plus the dilutive effect of stock options, restricted stock, restricted stock units, the unsettled ASR transaction, and the Warrants.
The following table illustrates the components of diluted weighted average shares outstanding (in thousands):

	September 30,
	2016	2015	2014
Weighted average common shares outstanding — basic	212,206	217,786	227,367
Effect of dilutive securities — stock options, restricted stock, restricted stock units, and the unsettled September 2016 ASR transaction	3,338	—	4,787
Dilutive effect of the Warrants	10,415	—	3,251
Weighted average common shares outstanding — diluted	225,959	217,786	235,405
The potentially dilutive shares from employee stock options, restricted stock, restricted stock units, the unsettled September 2016 ASR transaction, and the Warrants that were antidilutive for fiscal 2016, 2015, and 2014 were 3.1 million, 18.6 million, and 2.0 million, respectively.

Note 10. Related Party Transactions
As a result of WBA's exercise of the Warrants (see Note 9), it owns more than 10% of the Company's Common Stock, and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement, pursuant to which the Company distributes branded and generic pharmaceutical products to WBA and an agreement that provides the Company the ability to access generics and related pharmaceutical products through a global sourcing arrangement with Walgreens Boots Alliance Development GmbH. Both of these agreements expire in 2026.

Revenue from the various agreements and arrangements with WBA was $43.4 billion, $40.5 billion, and $33.1 billion in the fiscal years ended September 30, 2016, 2015, and 2014, respectively. The Company's receivable from WBA (after incentives owed to it) was $4.0 billion and $3.1 billion at September 30, 2016 and 2015, respectively.
Note 11. Retirement and Other Benefit Plans
The Company sponsors various retirement benefit plans and a deferred compensation plan covering eligible employees.
The Compensation and Succession Planning Committee ("Compensation Committee") of the Company's board of directors has delegated the administration of the Company's retirement and other benefit plans to its Benefits Committee, an internal committee, composed of senior finance, human resources, and legal executives. The Benefits Committee is responsible for the investment options under the Company's savings plans, as well as performance of the investment advisers and plan administrators.
Defined Benefit Plans
The Company approved the termination, effective August 1, 2014, of a salaried defined benefit pension plan, under which approximately 3,200 participants, including 500 active employees, had accrued benefits.  In fiscal 2015, the Company obtained regulatory approval from the IRS to settle the plan.

In December 2015, the Company completed the settlement of plan benefits through the combination of lump-sum distributions to participants and the purchase of a nonparticipating annuity contract, which transferred the remaining obligation from the plan. Plan assets were sufficient to satisfy the obligations of the plan. During the fiscal year ended September 30, 2016, the Company recorded a pension settlement charge of $47.6 million, which primarily consisted of the recognition of unrecognized actuarial losses that were included in Accumulated Other Comprehensive Loss, net of the related deferred tax assets.

In June 2016, the Company transferred the surplus plan assets to its defined contribution 401(k) plan and recorded a charge of $17.1 million to Employee Severance, Litigation and Other in the Company's consolidated statements of operations.
Defined Contribution Plans
The Company sponsors the AmerisourceBergen Employee Investment Plan, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 25% of their regular compensation before taxes. The Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code, may also be made depending upon the Company's performance. In connection with the termination of the salaried defined benefit plan, as discussed above, $17.1 million was transferred to the 401(k) plan, and the Company has committed to allocating these funds to participants who were active in the 401(k) plan as of December 31, 2015, based upon their eligible calendar 2016 earnings. There were no discretionary contributions made for the fiscal year ended September 30, 2015. A discretionary contribution was made for the fiscal year ended September 30, 2014. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
The Company also sponsors the AmerisourceBergen Corporation Benefit Restoration Plan. This unfunded plan provides benefits to selected key management, including all of the Company's executive officers. This plan provides eligible participants with an annual amount equal to 4% of the participant's base salary to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the Internal Revenue Code.
Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2016, 2015, and 2014 were $34.4 million, $23.5 million, and $22.5 million, respectively.

Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of Common Stock are authorized for issuance, allows eligible officers, directors, and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds, or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant's compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the deferred compensation plan through September 30, 2016. The Company's liability relating to its deferred compensation plan as of September 30, 2016 and 2015 was $23.6 million and $18.0 million, respectively.
Note 12. Share-Based Compensation
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
At September 30, 2016, employee and non-employee director stock options for an additional 22.6 million shares may be granted under the AmerisourceBergen Corporation Omnibus Incentive Plan (the "Plan").
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
The weighted average fair values of the options granted during the fiscal years ended September 30, 2016, 2015, and 2014 were $17.43, $14.91, and $11.22, respectively. The following weighted average assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2016	2015	2014
Risk-free interest rate	1.40%	1.23%	0.89%
Expected dividend yield	1.38%	1.29%	1.37%
Volatility of Common Stock	25.05%	23.12%	23.91%
Expected life of the options	3.72 years	3.73 years	3.69 years
Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2016, 2015, and 2014, the Company recorded stock option expense of $33.1 million, $30.2 million, and $21.5 million, respectively.

A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2016 is presented below:

	Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at September 30, 2015	11,887	$53	4 years
Granted	1,892	$98
Exercised	(2,189)	$35
Forfeited	(586)	$77
Outstanding at September 30, 2016	11,004	$63	4 years	$247,586
Exercisable at September 30, 2016	5,943	$47	3 years	$207,593
Expected to vest after September 30, 2016	4,896	$82	5 years	$39,641
The intrinsic value of stock option exercises during fiscal 2016, 2015, and 2014 was $120.9 million, $240.2 million, and $132.4 million, respectively.
A summary of the status of the Company's nonvested options as of September 30, 2016 and changes during the fiscal year ended September 30, 2016 is presented below:

	Options (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2015	6,385	$11
Granted	1,892	$17
Vested	(2,630)	$9
Forfeited	(586)	$13
Nonvested at September 30, 2016	5,061	$14
During the fiscal years ended September 30, 2016, 2015, and 2014, the total fair values of options vested were $24.4 million, $20.7 million, and $19.1 million, respectively. Expected future compensation expense relating to the 5.1 million nonvested options outstanding as of September 30, 2016 is $35.3 million, which will be recognized over a weighted average period of 2.0 years.
Restricted Stock and Restricted Stock Units
Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's Common Stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period. During the fiscal years ended September 30, 2016, 2015, and 2014, the Company recorded restricted stock expense of $19.5 million, $20.1 million, and $14.7 million, respectively.
A summary of the status of the Company's nonvested restricted shares as of September 30, 2016 and changes during the fiscal year ended September 30, 2016 are presented below:

	Restricted Shares (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2015	868	$63
Granted	220	$96
Vested	(406)	$44
Forfeited	(74)	$79
Nonvested at September 30, 2016	608	$85
During the fiscal years ended September 30, 2016, 2015, and 2014, the total fair values of restricted shares vested were $17.8 million, $10.9 million, and $10.5 million, respectively. Expected future compensation expense relating to the 0.6 million restricted shares outstanding as of September 30, 2016 is $16.0 million, which will be recognized over a weighted average period of 1.2 years.
Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan, which represent Common Stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from 0 percent to 150 percent of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's Common Stock, and the compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2016, 2015, and 2014, the Company recognized $12.3 million, $10.6 million, and $6.8 million of compensation expense, respectively, related to these performance stock units.
A summary of the status of the Company's nonvested performance stock units as of September 30, 2016 and changes during the fiscal year ended September 30, 2016 is presented below (based on target award amounts).

	Performance Stock Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2015	180	$78
Granted	90	$98
Vested	(94)	$68
Forfeited	(12)	$94
Nonvested at September 30, 2016	164	$93
Shares vested over the three-year performance period ended September 30, 2016 were distributed to employees in November 2016.
Employee Stock Purchase Plan
The AmerisourceBergen Corporation Employee Stock Purchase Plan provides for an aggregate of 4,000,000 shares of Common Stock that may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). The participants may elect to have the Company withhold up to 25% of base salary to purchase shares of the Company's Common Stock at a price equal to 95% of the fair market value of the stock on the last business day of each six month purchase period. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2016, 2015, and 2014, the Company acquired 71,016 shares, 53,434 shares, and 68,700 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2016, the Company has withheld $1.8 million from eligible employees for the purchase of additional shares of Common Stock.
Note 13. Leases and Other Commitments
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses. Total rental expense was $88.8 million in fiscal 2016, $78.6 million in fiscal 2015, and $75.2 million in fiscal 2014.

At September 30, 2016, future minimum rental payments under noncancelable operating leases and financing obligations were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Obligations [1]	Total
2017	$63,072	$23,062	$86,134
2018	56,747	25,074	81,821
2019	46,809	22,376	69,185
2020	39,445	20,727	60,172
2021	31,622	17,895	49,517
Thereafter	77,916	72,008	149,924
Total minimum lease payments	$315,611	$181,142	$496,753

[1] Represents the portion of future minimum lease payments relating to facility leases where the Company was determined to be the accounting owner (see Note 1). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future noncash termination of the financing obligation.

The Company outsources to IBM Global Services a significant portion of its corporate and ABDC information technology activities. The remaining commitment under the Company's arrangement, as amended in February 2016, which expires in January 2021, is approximately $112.8 million as of September 30, 2016, of which $45.1 million represents the Company's commitment in fiscal 2017.
Note 14. Employee Severance, Litigation, and Other
The following table illustrates the charges incurred by the Company relating to employee severance, litigation, and other for the three fiscal years ended September 30, 2016 (in thousands):

	2016	2015	2014
Employee severance and other costs	$53,519	$5,336	$1,913
Deal-related transaction costs	19,243	32,558	6,279
Transfer of surplus assets from a settled salaried defined benefit pension plan to a defined contribution 401(k) plan	17,149	—	—
Customer contract dispute settlements	13,000	—	—
Total employee severance, litigation, and other	$102,911	$37,894	$8,192
During fiscal 2014, the Company incurred $6.3 million of deal-related transaction costs and $1.9 million of employee severance and other costs. During fiscal 2015, the Company incurred $32.6 million of deal-related transaction costs (primarily related to professional fees in connection with the MWI acquisition) and $5.3 million of employee severance and other costs. During fiscal 2016, the Company incurred $53.5 million of employee severance and other costs, $19.2 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), a $17.1 million charge related to the transfer of surplus assets from a settled salaried defined benefit pension plan to the Company's defined contribution 401(k) plan, and $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items). During fiscal 2016, the Company reorganized certain of its business units and corporate functions to improve operating efficiency, and as a result, numerous positions were eliminated.
Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.

Note 15. Legal Matters and Contingencies
In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to the specific legal proceedings and claims described below, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on the Company's results of operations for that period or on the Company's financial condition.

Government Enforcement and Related Litigation Matters

The Company is involved in government investigations and litigation arising from the marketing, promotion, sale and dispensing of pharmaceutical products in the United States. Some of these investigations originate through what are known as qui tam complaints of the federal False Claims Act. The qui tam provisions of the federal civil False Claims Act and various state and local civil False Claims Acts permit a private person, known as a "relator" or whistleblower, to file civil actions under these statutes on behalf of the federal, state and local governments. Qui tam complaints are initially filed by the relator under seal (or on a confidential basis) and the filing of the complaint imposes obligations on government authorities to investigate the allegations in the complaint and to determine whether or not to intervene in the action. Qui tam complaints remain sealed until the court in which the case was filed orders otherwise.

Under the federal False Claims Act, the government (or relators who pursue the claims without the participation of the government in the case) may seek to recover up to three times the amount of damages in addition to a civil penalty for each allegedly false claim submitted to the government for payment. Generally speaking, these cases take several years for the investigation to be completed and, ultimately, to be resolved (either through litigation or settlement) after the complaint is unsealed. In addition, some states have pursued investigations under state false claims statutes or consumer protection laws, either in conjunction with a government investigation or separately. There is often collateral litigation that arises from public disclosures of government investigations, including the filing of class action lawsuits by third party payors or by shareholders alleging violations of the securities laws.

The federal Food, Drug and Cosmetic Act (“FDCA”) contains provisions relating to the sale and distribution of pharmaceutical products that are alleged to be adulterated or misbranded. The FDCA includes strict-liability criminal offenses that can be pursued by the government for violations of the FDCA and which can result in the imposition of substantial fines and penalties against corporations and individuals.

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

Since fiscal 2012, the Company and AmerisourceBergen Specialty Group ("ABSG") have been responding to subpoenas from the United States Attorney's Office for the Eastern District of New York ("USAO-EDNY") requesting production of documents and information relating to ABSG's oncology distribution center and former pharmacy in Dothan, Alabama (including the practices and procedures of the former pharmacy's pre-filled syringe program), its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related in whole or in part to one or more of the qui tam actions that remain under seal. The Company has produced documents and has engaged in ongoing dialogue with the USAO-EDNY. The USAO-EDNY has expressed an intention to pursue potential civil and criminal charges based upon the FDCA and the False Claims Act. The Company is engaged in discussions with USAO-EDNY to attempt to reach a negotiated settlement. No conclusion can be drawn at this time as to any likely outcome in this matter.

In fiscal 2012, the Company's subsidiary, AmerisourceBergen Drug Corporation ("ABDC"), received a subpoena from the United States Attorney's Office in New Jersey (the "USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers' purchases of controlled substances, and DEA audits. The Company continues to engage in dialogue with the USAO-NJ.

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

Since fiscal 2016, the Company’s subsidiary U.S. Bioservices has received requests for information from the United States Attorney’s Office for the Southern District of New York (“USAO-SDNY”) relating to its dispensing of one product and its relationship with the manufacturer of the product. The Company is engaged in discussions with the USAO-SDNY.

The Company cannot predict the outcome of these ongoing investigations, or the impact on the Company as a result of these matters, which may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity obligations and/or other civil and criminal penalties.

State Proceedings

In June 2012, the Attorney General of the State of West Virginia ("West Virginia") filed complaints, which have been amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary, ABDC, alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations. West Virginia is seeking monetary damages and injunctive and other equitable relief. On April 6, 2015, ABDC filed a motion to dismiss, which was subsequently denied on September 8, 2015. On October 23, 2015, ABDC, together with all other defendants, filed a writ of prohibition to the Supreme Court of Appeals of West Virginia. On October 30, 2015, ABDC filed an answer to West Virginia's second amended complaint. The writ of prohibition filed on October 23, 2015 was denied on January 5, 2016. Trial is currently scheduled for January 2017. ABDC anticipates undertaking efforts to try to resolve this matter prior to trial; however, ABDC cannot predict the outcome of this matter.

Other Litigation

On September 10, 2014, PharMerica Corp., Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (collectively, “PMC”), customers of ABDC until March 3, 2015, filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against ABDC. The original Complaint alleged that ABDC failed to pay in excess of $8 million in rebates pursuant to a prime vendor agreement between PMC and ABDC under which ABDC distributed pharmaceuticals and other products to PMC. PMC subsequently amended its Complaint three times. PMC’s current complaint alleges unpaid-rebate claims in excess of $33 million and additional breaches and damages for unspecified amounts, which amounts may exceed $100 million.
ABDC answered all of the complaints, denied PMC’s allegations, and filed counterclaims alleging, among other things, that PMC failed to pay nearly $50 million in invoices from ABDC. On April 1, 2016, the Jefferson Circuit Court granted ABDC’s motion for partial summary judgment on one counterclaim and entered judgment in the amount of $48.6 million against PMC. No trial date is set for the remaining claims. The Company expects the parties to conclude discovery in early 2017. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to this matter.

Note 16. Litigation Settlements
Antitrust Settlements
Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2016, 2015, and 2014, the Company recognized gains of $133.8 million, $65.5 million, and $24.4 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company's consolidated statements of operations.
Note 17. Business Segment Information
The Company is organized based upon the products and services it provides to its customers. The Company's operations are comprised of the Pharmaceutical Distribution reportable segment and Other. The Pharmaceutical Distribution reportable segment consists of the ABDC and ABSG operating segments. Other consists of the AmerisourceBergen Consulting Services ("ABCS"), World Courier Group, Inc. ("World Courier"), and MWI operating segments.
The Company has aggregated the operating segments of ABDC and ABSG into one reportable segment, the Pharmaceutical Distribution segment. The results of operations of the ABCS, World Courier, and MWI operating segments are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in Other for the purpose of reportable segment presentation.
The Company's ability to aggregate ABDC and ABSG into one reportable segment was based on the following:

•	the objective and basic principles of ASC 280;

•	the aggregation criteria as noted in ASC 280; and

•	the fact that ABDC and ABSG have similar economic characteristics.
The chief operating decision maker ("CODM") for the Company is the Chairman, President, and Chief Executive Officer of the Company whose function is to allocate resources to, and assess the performance of, the ABDC and ABSG operating segments. ABDC and ABSG each has an executive who functions as an operating segment manager whose role includes reporting directly to the Chairman, President, and Chief Executive Officer of the Company on their respective operating segment's business activities, financial results, and operating plans.
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
ABDC distributes a comprehensive offering of brand-name and generic pharmaceuticals (including specialty pharmaceutical products), over-the-counter healthcare products, home healthcare supplies and equipment, outsourced CSPs, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. ABDC also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, ABDC delivers packaging solutions to institutional and retail healthcare providers.
ABSG, through a number of operating businesses, provides distribution and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. ABSG also distributes plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty products. Additionally, ABSG provides third party logistics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers.
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
As noted above, Other consists of the ABCS, World Courier, and MWI operating segments. ABCS, through a number of operating businesses, provides commercialization support services including reimbursement support programs, outcomes research, contract field staffing, patient assistance and co-pay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical and biotechnology manufacturers. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. MWI is a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets.
The following tables illustrate reportable segment information for the periods indicated (in thousands):

	Revenue
Fiscal year ended September 30,	2016	2015	2014
Pharmaceutical Distribution	$140,731,224	$131,480,550	$117,383,967
Other	6,386,917	4,772,178	2,449,149
Intersegment eliminations	(268,455)	(290,925)	(263,989)
Revenue	$146,849,686	$135,961,803	$119,569,127
Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Segment Operating Income
Fiscal year ended September 30,	2016	2015	2014
		(As Revised)	(As Revised)
Pharmaceutical Distribution	$1,688,055	$1,649,741	$1,409,199
Other	342,416	254,506	150,617
Intersegment eliminations	(103)	—	—
Total segment operating income	$2,030,368	$1,904,247	$1,559,816

The following table reconciles total segment operating income to income from continuing operations before income taxes (in thousands):

	Income From Continuing Operations Before Income Taxes
Fiscal year ended September 30,	2016	2015	2014
		(As Revised)	(As Revised)
Total segment operating income	$2,030,368	$1,904,247	$1,559,816
Gain from antitrust litigation settlements	133,758	65,493	24,436
LIFO expense	(200,230)	(542,807)	(348,063)
Acquisition-related intangibles amortization	(147,262)	(54,095)	(23,167)
Warrants expense	(140,342)	(912,724)	(422,739)
Employee severance, litigation, and other	(102,911)	(37,894)	(8,192)
Pension settlement	(47,607)	—	—
Operating income	1,525,774	422,220	782,091
Other (income) loss	(5,048)	13,598	(4,360)
Impairment charge on equity investment	—	30,622	—
Interest expense, net	139,912	109,036	83,634
Loss on early retirement of debt	—	—	32,954
Income from continuing operations before income taxes	$1,390,910	$268,964	$669,863
Segment operating income is evaluated by the CODM of the Company before gain from antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrants expense; employee severance, litigation, and other; pension settlement; other (income) loss; impairment charge on equity investment; interest expense, net; and loss on early retirement of debt. All corporate office expenses are allocated to each operating segment.

	Assets
At September 30,	2016	2015
		(As Revised)
Pharmaceutical Distribution	$28,233,214	$22,696,383
Other	5,422,986	5,266,599
Total assets	$33,656,200	$27,962,982
The CODM does not review assets by operating segment for purposes of assessing performance or allocating resources.

	Depreciation & Amortization
Fiscal year ended September 30,	2016	2015	2014
		(As Revised)	(As Revised)
Pharmaceutical Distribution	$173,293	$155,553	$135,173
Other	44,180	38,987	30,340
Acquisition-related intangibles amortization	147,262	54,095	23,167
Total depreciation and amortization	$364,735	$248,635	$188,680
Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense.

	Capital Expenditures
Fiscal year ended September 30,	2016	2015	2014
Pharmaceutical Distribution	$359,356	$179,870	$222,985
Other	105,260	51,715	41,472
Total capital expenditures	$464,616	$231,585	$264,457

Note 18. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable at September 30, 2016 and 2015 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $650.0 million investments in money market accounts as of September 30, 2016. The Company had no investments in money market accounts as of September 30, 2015. The fair value of the money market accounts was determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The Company had $39.1 million of investment securities available-for-sale, $13.0 million of which were within cash and cash equivalents, at September 30, 2016. The amortized cost of the investments was $39.1 million at September 30, 2016. The Company had $213.1 million of investment securities available-for-sale, $126.9 million of which were within cash and cash equivalents, at September 30, 2015. The amortized cost of the investments was $213.1 million at September 30, 2015. The fair value of the investments was based on inputs other than quoted prices, otherwise known as Level 2 inputs. The investments consist of fixed-income securities with maturities ranging from October 2016 to July 2017.
The recorded amount of long-term debt (see Note 8) and the corresponding fair value as of September 30, 2016 were $3,594.3 million and $3,750.9 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2015 were $3,493.0 million and $3,515.1 million, respectively. The fair value of long-term debt was determined based on inputs other than quoted market prices, otherwise known as Level 2 inputs.
Note 19. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2016
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(As Revised)	(As Revised)	(As Revised)
Revenue	$36,709,046	$35,698,357	$36,881,680	$37,560,603	$146,849,686
Gross profit (a)	$964,877	$1,075,331	$1,107,863	$1,124,535	$4,272,606
Distribution, selling, and administrative expenses; depreciation; and amortization	608,039	612,302	610,706	624,925	2,455,972
Warrants expense (income)	467,375	(503,946)	(83,704)	260,617	140,342
Employee severance, litigation, and other and pension settlement	67,599	16,493	52,234	14,192	150,518
Operating (loss) income	$(178,136)	$950,482	$528,627	$224,801	$1,525,774
Net income	$329,639	$603,450	$349,155	$145,685	$1,427,929
Earnings per share operations:
Basic	$1.60	$2.90	$1.62	$0.66	$6.73
Diluted	$1.45	$2.68	$1.55	$0.64	$6.32
__________________________________________________________

(a)
The first and third quarters of fiscal 2016 include gains of $12.8 million and $121.0 million, respectively, from antitrust litigation settlements. The first, second, and third quarters of fiscal 2016 include LIFO charges of $101.6 million, $92.4 million, and $80.4 million, respectively. The fourth quarter of fiscal 2016 includes a LIFO credit of $74.1 million.

(b)	The Company revised its previously reported quarterly financial information to correct its accounting for certain leases (see Note 2).

	Fiscal Year Ended September 30, 2015
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(As Revised)	(As Revised)	(As Revised)	(As Revised)	(As Revised)
Revenue	$33,588,602	$32,669,267	$34,233,556	$35,470,378	$135,961,803
Gross profit (a)	$752,299	$911,976	$891,464	$973,574	$3,529,313
Distribution, selling, and administrative expenses; depreciation; and amortization	464,761	497,461	569,563	624,690	2,156,475
Warrants expense (income)	371,405	752,706	(14,900)	(196,487)	912,724
Employee severance, litigation, and other	3,503	24,871	2,625	6,895	37,894
Operating (loss) income	$(87,370)	$(363,062)	$334,176	$538,476	$422,220
Net (loss) income	$(200,542)	$(514,105)	$213,362	$363,120	$(138,165)
Earnings per share operations:
Basic	$(0.91)	$(2.33)	$0.97	$1.71	$(0.63)
Diluted	$(0.91)	$(2.33)	$0.89	$1.56	$(0.63)
__________________________________________________________

(a)
The second, third, and fourth quarters of fiscal 2015 include gains of $21.5 million, $43.6 million, and $0.4 million, respectively, from antitrust litigation settlements. The first, second, third, and fourth quarters of fiscal 2015 include LIFO charges of $144.0 million, $151.1 million, $158.7 million, and $88.9 million, respectively.

(b)	The Company revised its previously reported quarterly financial information to correct its accounting for certain leases (see Note 2).

Note 20. Subsequent Events
Dividend Increase
In November 2016, the Company's board of directors increased the quarterly dividend paid on Common Stock by 7% and declared a regular quarterly cash dividend of $0.365 payable on December 5, 2016 to shareholders of record on November 21, 2016.
Share Repurchase Program
In November 2016, the Company's board of directors authorized a new share repurchase program allowing the Company to repurchase up to $1.0 billion in shares of its Common Stock, subject to market conditions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in the Company's reports submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2016 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2016.
During the first quarter of fiscal 2016, the Company acquired PharMEDium Healthcare Holdings, Inc. ("PharMEDium"). As permitted by related SEC staff interpretive guidance for newly acquired businesses, the Company excluded PharMEDium from management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. In the aggregate, PharMEDium represented 8% of the total assets and less than 1% of total revenue of the Company as of and for the fiscal year ended September 30, 2016.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited AmerisourceBergen Corporation and subsidiaries’ internal control over financial reporting of as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AmerisourceBergen Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PharMEDium Healthcare Holdings, Inc., which is included in the 2016 consolidated financial statements of AmerisourceBergen Corporation and subsidiaries and constituted 8% of total assets as of September 30, 2016 and less than 1% of revenues and net income, respectively for the year then ended. Our audit of internal control over financial reporting of AmerisourceBergen Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of PharMEDium Healthcare Holdings, Inc.

In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016 of AmerisourceBergen Corporation and subsidiaries and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 22, 2016

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2017 Annual Meeting of stockholders (the "2017 Proxy Statement"), including information appearing under "Election of Directors," "Codes of Ethics," "Audit Matters," and "Section 16 (a) Beneficial Reporting Compliance," is incorporated herein by reference. We will file the 2017 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
Information with respect to Executive Officers of the Company appears in Part I of this report.
We adopted a Code of Ethics for Designated Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller. A copy of this Code of Ethics is filed as an exhibit to this report and is posted on our Internet website, which is www.amerisourcebergen.com. Any amendment to, or waiver from, any provision of this Code of Ethics will be posted on our Internet website.
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2017 Proxy Statement, including information appearing under "Additional Information about the Directors, the Board and the Board Committees," "Compensation Committee Matters," and "Executive Compensation" in the 2017 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2017 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2017 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2017 Proxy Statement, including information appearing under "Additional Information about the Directors, the Board, and the Board Committees," "Corporate Governance," "Employment Agreements" and "Certain Transactions" in the 2017 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2017 Proxy Statement, including information appearing under "Audit Matters" in the 2017 Proxy Statement, is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of the Registrant, dated as of January 22, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 22, 2016).
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

‡10.14
AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of March 3, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2016).

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

Exhibit Number	Description
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

‡10.23
Letter Agreement, dated January 7, 2009, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

‡10.24
Employment Agreement, dated as of June 21, 2012, between the Registrant and Gina K. Clark (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2015).

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
‡10.28
Employment Agreement, dated as of June 4, 2012, between the Registrant and Dale B. Danilewitz (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2015).

‡10.29
Employment Agreement, dated as of April 8, 2010, between the Registrant and James D. Frary (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

‡10.30
Employment Agreement, dated as of May 20, 2016, between the Registrant and Kathy H. Gaddes (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016).

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

‡10.33
Employment Agreement, dated July 15, 2015, between the Registrant and Robert P. Mauch (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2015).

‡10.34
Employment Agreement, dated as of May 20, 2016, between the Registrant and Sun Park (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016).

10.35
Receivables Sale Agreement between AmerisourceBergen Drug Corporation, as originator, and AmeriSource Receivables Financial Corporation, as buyer, dated as of July 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

10.36
First Amendment to Receivables Sale Agreement, dated as of April 29, 2010, by and between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation as originator (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2010).

10.37
Second Amendment to Receivables Sales Agreement, dated as of April 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).

10.38
Third Amendment to Receivables Sale Agreement, dated as of October 28, 2011, between AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 28, 2011).

Exhibit Number	Description
10.39
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

10.40
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

Exhibit Number	Description
10.51
Amended and Restated Performance Undertaking, dated as of December 2, 2004, executed by the Registrant, as performance guarantor, in favor of AmeriSource Receivables Financial Corporation, as recipient (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

10.52
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).

10.53
Fifth Amendment and Restatement Agreement, dated as of November 13, 2015, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2015).

10.54
Amendment No. 1 to Fifth Amendment and Restated Credit Agreement, dated as of April 1, 2016, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).

10.55
Revolving Credit Note, dated as of March 8, 2013, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.56
First Amendment to Revolving Credit Note, dated as of April 4, 2014, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.57
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

10.59
Amendment No. 2 to Term Loan Credit Agreement, dated as of April 1, 2016, among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).

10.60
Term Loan Credit Agreement, dated as of November 13, 2015, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2015).

10.61
Amendment No. 1 to Term Loan Credit Agreement, dated as of April 1, 2016, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).

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
101
Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

__________________________________________________________

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

AMERISOURCEBERGEN CORPORATION
Date: November 22, 2016	By:	/s/ STEVEN H. COLLIS Steven H. Collis Chairman, President and Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 22, 2016 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS___________________________ Steven H. Collis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ TIM G. GUTTMAN____________________________ Tim G. Guttman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LAZARUS KRIKORIAN________________________ Lazarus Krikorian	Senior Vice President and Corporate Controller (Principal Accounting Officer)

/s/ ORNELLA BARRA____________________________ Ornella Barra	Director

/s/ DOUGLAS R. CONANT________________________ Douglas R. Conant	Director

/s/ D. MARK DURCAN____________________________ D. Mark Durcan	Director

/s/ RICHARD W. GOCHNAUER____________________ Richard W. Gochnauer	Director

/s/ LON R. GREENBERG__________________________ Lon R. Greenberg	Director

Signature	Title

/s/ JANE E. HENNEY, M.D.________________________ Jane E. Henney, M.D.	Lead Independent Director

/s/ KATHLEEN W. HYLE__________________________ Kathleen W. Hyle	Director

/s/ MICHAEL J. LONG____________________________ Michael J. Long	Director

/s/ HENRY W. MCGEE____________________________ Henry W. McGee	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions- Describe (2)	Balance at End of Period (3)
Year Ended September 30, 2016
Allowances for returns and doubtful accounts	$923,755	$2,882,914	$(2,880,635)	$926,034

Year Ended September 30, 2015
Allowances for returns and doubtful accounts	$1,022,052	$2,721,263	$(2,819,560)	$923,755

Year Ended September 30, 2014
Allowances for returns and doubtful accounts	$358,161	$3,643,663	$(2,979,772)	$1,022,052
__________________________________________________________

(1)	Represents the provision for returns and doubtful accounts.

(2)	Represents accounts receivable written off during year, net of recoveries and reductions to the returns allowance.

(3)
Includes an allowance for doubtful accounts for long-term accounts receivable within Other Assets on the consolidated balance sheets of $20,689, $23,991and $23,668, as of September 30, 2016, 2015, and 2014, respectively.