Form 10-Q
period 2016-12-31
AMERISOURCEBERGEN CORP
filed 2017-01-31
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2016

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 27, 2017 was 217,279,686.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,791,134	$2,741,832
Accounts receivable, less allowances for returns and doubtful accounts: $910,918 at December 31, 2016 and $905,345 at September 30, 2016	9,696,200	9,175,876
Merchandise inventories	11,414,771	10,723,920
Prepaid expenses and other	176,651	210,219
Total current assets	23,078,756	22,851,847

Property and equipment, at cost:
Land	40,274	40,290
Buildings and improvements	928,561	859,148
Machinery, equipment, and other	1,799,373	1,717,298
Total property and equipment	2,768,208	2,616,736
Less accumulated depreciation	(1,137,467)	(1,086,054)
Property and equipment, net	1,630,741	1,530,682

Goodwill	5,987,106	5,991,497
Other intangible assets	2,927,193	2,967,849
Other assets	295,476	295,626

TOTAL ASSETS	$33,919,272	$33,637,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,172,341	$23,926,320
Accrued expenses and other	762,437	743,839
Short-term debt	607,980	610,210
Total current liabilities	25,542,758	25,280,369

Long-term debt	3,527,353	3,576,493
Long-term financing obligation	344,231	275,991
Deferred income taxes	2,222,866	2,214,774
Other liabilities	165,507	160,470

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 278,316,480 shares, and 216,984,809 shares at December 31, 2016, respectively, and 600,000,000 shares, 277,753,762 shares, and 220,050,502 shares at September 30, 2016, respectively	2,783	2,778
Additional paid-in capital	4,392,418	4,333,001
Retained earnings	2,518,081	2,303,941
Accumulated other comprehensive loss	(141,851)	(114,308)
Treasury stock, at cost: 61,331,671 shares at December 31, 2016 and 57,703,260 shares at September 30, 2016	(4,654,874)	(4,396,008)
Total stockholders’ equity	2,116,557	2,129,404

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,919,272	$33,637,501
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2016	2015
		(As Revised)
Revenue	$38,169,265	$36,709,046
Cost of goods sold	37,131,585	35,744,169
Gross profit	1,037,680	964,877
Operating expenses:
Distribution, selling, and administrative	520,547	525,077
Depreciation	55,854	50,866
Amortization	40,226	32,096
Warrants	—	467,375
Employee severance, litigation, and other	21,066	18,868
Pension settlement	—	48,731
Operating income (loss)	399,987	(178,136)
Other income	(123)	(310)
Interest expense, net	36,972	33,741
Income (loss) before income taxes	363,138	(211,567)
Income tax expense (benefit)	115,892	(541,206)
Net income	$247,246	$329,639

Earnings per share:
Basic	$1.13	$1.60
Diluted	$1.11	$1.45

Weighted average common shares outstanding:
Basic	218,661	206,180
Diluted	221,979	226,718

Cash dividends declared per share of common stock	$0.365	$0.340
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2016	2015
		(As Revised)
Net income	$247,246	$329,639
Other comprehensive (loss) income
Net change in foreign currency translation adjustments	(27,557)	(10,434)
Pension plan adjustment, net of tax of $19,054	—	31,538
Other	14	(585)
Total other comprehensive (loss) income	(27,543)	20,519
Total comprehensive income	$219,703	$350,158
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2016	2015
OPERATING ACTIVITIES		(As Revised)
Net income	$247,246	$329,639
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	63,180	55,192
Amortization, including amounts charged to interest expense	43,071	33,978
Provision for doubtful accounts	312	4,080
Provision (benefit) for deferred income taxes	49,491	(611,200)
Warrants expense	—	467,375
Share-based compensation	29,192	22,255
LIFO expense	28,308	101,562
Pension settlement	—	48,731
Other	(13,152)	(7,982)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(536,937)	(76,261)
Merchandise inventories	(713,553)	(1,187,858)
Prepaid expenses and other assets	57,046	31,966
Accounts payable	247,814	1,623,290
Accrued expenses, income taxes, and other liabilities	67,627	(83,153)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(430,355)	751,614
INVESTING ACTIVITIES
Capital expenditures	(137,282)	(90,110)
Cost of acquired companies, net of cash acquired	(1,497)	(2,726,632)
Proceeds from sales of investment securities available-for-sale	13,921	88,829
Purchases of investment securities available-for-sale	(33,879)	(41,136)
Other	1,880	(3,438)
NET CASH USED IN INVESTING ACTIVITIES	(156,857)	(2,772,487)
FINANCING ACTIVITIES
Term loan borrowings	—	1,000,000
Term loan repayments	(50,000)	—
Borrowings under revolving and securitization credit facilities	65,362	1,755,310
Repayments under revolving and securitization credit facilities	(67,491)	(1,746,766)
Purchases of common stock	(229,928)	(118,575)
Exercises of stock options, including excess tax benefits of $17,436 in fiscal 2016	10,229	33,980
Cash dividends on common stock	(80,169)	(71,199)
Tax withholdings related to restricted share vesting	(8,938)	(18,233)
Other	(2,551)	(2,996)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(363,486)	831,521
DECREASE IN CASH AND CASH EQUIVALENTS	(950,698)	(1,189,352)
Cash and cash equivalents at beginning of period	2,741,832	2,167,442
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,791,134	$978,090
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of AmerisourceBergen Corporation and its wholly-owned subsidiaries (the “Company”) as of the dates and for the periods indicated.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-1 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2016 and the results of operations and cash flows for the interim periods ended December 31, 2016 and 2015 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 specifies that debt issuance costs related to a debt liability shall be reported on the balance sheet as a direct reduction from the face amount of the debt liability. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 specifies that debt issuance costs related to line-of-credit arrangements may be presented as an asset on the balance sheet and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of October 1, 2016, the Company adopted ASU 2015-03 and ASU 2015-15, which resulted in the reclassification of $18.7 million of debt issuance costs from Other Assets to Short-Term Debt of $0.9 million and to Long-Term Debt of $17.8 million on the Company's September 30, 2016 Consolidated Balance Sheet. The adoption had no impact on the Company’s results of operations or cash flows.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it may currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period. During the quarter ended December 31, 2016, the Company early adopted ASU 2016-09, which resulted in a cumulative adjustment to retained earnings and established a deferred tax asset as of October 1, 2016 of $47.1 million for previously unrecognized tax benefits. The Company elected to adopt the Statement of Cash Flows presentation of the excess tax benefits prospectively. During the three months ended December 31, 2016, the Company recognized a discrete tax benefit of $4.2 million in Income Tax Expense on the Company's Consolidated Statement of Operations.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Entities are permitted to adopt the standard early, and a modified retrospective application is required. The Company is currently evaluating the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact that the adoption of this standard will have on its financial statements.
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
As of December 31, 2016, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

Note 2. Revision of Previously Issued Financial Statements

In fiscal 2016, the Company engaged in a review of the accounting treatment of leases. As part of this review, the Company assessed its historical application of Accounting Standards Codification 840, "Leases," ("ASC 840") regarding lessee involvement in the construction of leased assets and identified corrections to be made in its accounting for these leases. In a number of its leases, the Company made payments for certain structural components included in the lessor's construction of the leased assets, which resulted in the Company being deemed the owner of the leased assets for accounting purposes. As a result, regardless of the significance of the payments, ASC 840 defines those payments as automatic indicators of ownership and requires the Company to capitalize the lessor's total project cost on the balance sheet with a corresponding financing obligation. In these situations, the Company had not historically accounted for the total project costs of the lessor as owned assets. Additionally, upon completion of the lessor's project, the Company must perform a sale-leaseback analysis pursuant to ASC 840 to determine if it can derecognize these assets and the related financing obligations from its consolidated balance sheet. In a substantial number of its leases, due to many of the same factors that require it to account for the total project costs as owned assets during the construction period (for example, the Company funding a portion of the construction costs), it was deemed to have "continuing involvement," which precluded the Company from derecognizing these leased assets when construction was complete. In such cases, the leased assets and the related financing obligations remain on the consolidated balance sheet and are amortized over the life of the assets and the lease term, respectively.

The Company revised the prior year's financial statements and reduced diluted earnings per share by $0.01 in the three months ended December 31, 2015. The Company no longer reports rent expense for the leased facilities that are owned for accounting purposes. Instead, rental payments under the leases are recognized as a reduction of the financing obligation and as interest expense. Additionally, depreciation expense is recorded as construction assets are depreciated over their useful lives. These corrections had no impact on the net decrease in cash and cash equivalents during the three months ended December 31, 2015.

The following illustrates the impact the aforementioned adjustments had on the Company's previously issued financial statements:

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31, 2015
(in thousands, except per share data)	As Previously Reported	Adjustments	As Revised
Revenue	$36,709,046	$—	$36,709,046
Cost of goods sold	35,744,169	—	35,744,169
Gross profit	964,877	—	964,877
Operating expenses:
Distribution, selling, and administrative	528,296	(3,219)	525,077
Depreciation	49,342	1,524	50,866
Amortization	32,096	—	32,096
Warrants	467,375	—	467,375
Employee severance, litigation, and other	18,868	—	18,868
Pension settlement	48,731	—	48,731
Operating loss	(179,831)	1,695	(178,136)
Other income	(310)	—	(310)
Interest expense, net	30,879	2,862	33,741
Loss before income taxes	(210,400)	(1,167)	(211,567)
Income tax benefit	(540,777)	(429)	(541,206)
Net income	$330,377	$(738)	$329,639

Earnings per share:
Basic	$1.60	$—	$1.60
Diluted	$1.46	$(0.01)	$1.45

Weighted average common shares outstanding:
Basic	206,180	—	206,180
Diluted	226,718	—	226,718

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended December 31, 2015
(in thousands)	As Previously Reported	Adjustments	As Revised
Net income	$330,377	$(738)	$329,639
Other comprehensive income:
Net change in foreign currency translation adjustments	(10,434)	—	(10,434)
Pension plan adjustment, net of tax of $19,054	31,538	—	31,538
Other	(585)	—	(585)
Total other comprehensive income	20,519	—	20,519
Total comprehensive income	$350,896	$(738)	$350,158

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended December 31, 2015
(in thousands)	As Previously Reported	Adjustments	As Revised
OPERATING ACTIVITIES
Net income	$330,377	$(738)	$329,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	53,668	1,524	55,192
Amortization, including amounts charged to interest expense	33,801	177	33,978
Provision for doubtful accounts	4,080	—	4,080
Benefit for deferred income taxes	(610,771)	(429)	(611,200)
Warrants expense	467,375	—	467,375
Share-based compensation	22,255	—	22,255
LIFO expense [1]	101,562	—	101,562
Pension settlement	48,731	—	48,731
Other	(7,982)	—	(7,982)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(76,261)	—	(76,261)
Merchandise inventories [1]	(1,187,858)	—	(1,187,858)
Prepaid expenses and other assets	31,966	—	31,966
Accounts payable	1,623,290	—	1,623,290
Accrued expenses, income taxes, and other liabilities	(83,385)	232	(83,153)
NET CASH PROVIDED BY OPERATING ACTIVITIES	750,848	766	751,614
INVESTING ACTIVITIES
Capital expenditures	(90,110)	—	(90,110)
Cost of acquired companies, net of cash acquired	(2,726,632)	—	(2,726,632)
Proceeds from sales of investment securities available-for-sale	88,829	—	88,829
Purchases of investment securities available-for-sale	(41,136)	—	(41,136)
Other	(3,438)	—	(3,438)
NET CASH USED IN INVESTING ACTIVITIES	(2,772,487)	—	(2,772,487)
FINANCING ACTIVITIES
Term loan borrowings	1,000,000	—	1,000,000
Borrowings under revolving and securitization credit facilities	1,755,310	—	1,755,310
Repayments under revolving and securitization credit facilities	(1,746,766)	—	(1,746,766)
Purchases of common stock	(118,575)	—	(118,575)
Exercises of stock options, including excess tax benefits of $17,436	33,980	—	33,980
Cash dividends on common stock	(71,199)	—	(71,199)
Tax withholdings related to restricted share vesting	(18,233)	—	(18,233)
Other	(2,230)	(766)	(2,996)
NET CASH PROVIDED BY FINANCING ACTIVITIES	832,287	(766)	831,521
DECREASE IN CASH AND CASH EQUIVALENTS	(1,189,352)	—	(1,189,352)
Cash and cash equivalents at beginning of year	2,167,442	—	2,167,442
CASH AND CASH EQUIVALENTS AT END OF YEAR	$978,090	$—	$978,090

1 Amounts as previously reported have been revised to report LIFO Expense separately from the change in Merchandise Inventories.

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of December 31, 2016, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $92.2 million ($66.4 million, net of federal benefit). If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $13.0 million of interest and penalties, which the Company records in income tax expense. During the three months ended December 31, 2016, unrecognized tax benefits increased by $4.0 million. Over the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $4.7 million.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2016:

(in thousands)	Pharmaceutical Distribution	Other	Total
Goodwill at September 30, 2016	$4,264,485	$1,727,012	$5,991,497
Goodwill recognized in connection with acquisitions	—	1,016	1,016
Foreign currency translation	—	(1,843)	(1,843)
Other	—	(3,564)	(3,564)
Goodwill at December 31, 2016	$4,264,485	$1,722,621	$5,987,106

Following is a summary of other intangible assets:

	December 31, 2016			September 30, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names	$684,950	$—	$684,950	$684,991	$—	$684,991
Finite-lived:
Customer relationships	2,320,630	(306,518)	2,014,112	2,322,404	(273,638)	2,048,766
Trade names and other	306,923	(78,792)	228,131	307,234	(73,142)	234,092
Total other intangible assets	$3,312,503	$(385,310)	$2,927,193	$3,314,629	$(346,780)	$2,967,849

Amortization expense for finite-lived intangible assets was $40.2 million and $32.1 million in the three months ended December 31, 2016 and 2015, respectively. Amortization expense for finite-lived intangible assets is estimated to be $159.3 million in fiscal 2017, $157.4 million in fiscal 2018, $152.8 million in fiscal 2019, $149.0 million in fiscal 2020, $148.2 million in fiscal 2021, and $1,515.7 million thereafter.

Note 5.  Debt

Debt consisted of the following:

(in thousands)	December 31, 2016	September 30, 2016
Revolving credit note	$—	$—
Receivables securitization facility due 2019	500,000	500,000
Term loans due in 2020	647,257	697,055
Multi-currency revolving credit facility due 2021	—	—
Overdraft facility due 2021	8,615	11,275
$600,000, 1.15% senior notes due 2017	599,365	598,935
$400,000, 4.875% senior notes due 2019	397,850	397,669
$500,000, 3.50% senior notes due 2021	497,490	497,361
$500,000, 3.40% senior notes due 2024	496,399	496,276
$500,000, 3.25% senior notes due 2025	494,437	494,266
$500,000, 4.25% senior notes due 2045	493,920	493,866
Total debt	4,135,333	4,186,703
Less current portion	607,980	610,210
Total, net of current portion	$3,527,353	$3,576,493

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2016) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points at December 31, 2016). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2016.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of December 31, 2016.

The Company has a $1,450 million receivables securitization facility (“Receivables Securitization Facility”), which expires in November 2019. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2016.

The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note (“Revolving Credit Note”). The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has a £30 million uncommitted U.K. overdraft facility (“Overdraft Facility”), which expires in February 2021, to fund short-term normal trading cycle fluctuations related to its MWI Animal Health ("MWI") business.

In February 2015, the Company entered into a $1.0 billion variable-rate term loan (“February 2015 Term Loan”), which matures in 2020. Through December 31, 2016, the Company elected to make principal payments, prior to the scheduled repayment dates, of $725 million on the February 2015 Term Loan, and as a result, the Company’s next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at December 31, 2016) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2016.

In November 2015, the Company entered into a $1.0 billion variable-rate term loan (“November 2015 Term Loan”), which matures in 2020. Through December 31, 2016, the Company elected to make principal payments, prior to the scheduled repayment date, of $600 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at December 31, 2016) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2016.

Note 6.  Stockholders’ Equity and Earnings per Share

In November 2016, the Company’s board of directors increased the quarterly cash dividend by 7% from $0.34 per share to $0.365 per share.

In May 2016, the Company's board of directors authorized a share repurchase program that, together with availability remaining under the previously approved August 2013 share repurchase program, permitted the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2016, the Company purchased 2.1 million shares of its common stock (includes 0.5 million shares of common stock received as part of the settlement of the September 2016 accelerated share repurchase transaction) for a total of $118.8 million to complete its authorization under this program.

In November 2016, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2016, the Company purchased 1.4 million shares of its common stock for a total of $111.1 million. As of December 31, 2016, the Company had $888.9 million of availability remaining under the November 2016 share repurchase program.

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented, plus the dilutive effect of stock options, restricted stock, restricted stock units, and Warrants.

	Three months ended December 31,
(in thousands)	2016	2015
Weighted average common shares outstanding - basic	218,661	206,180
Dilutive effect of stock options, restricted stock, and restricted stock units	3,318	3,858
Dilutive effect of Warrants	—	16,680
Weighted average common shares outstanding - diluted	221,979	226,718

The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the three months ended December 31, 2016 and 2015 were 5.3 million and 1.5 million, respectively.

Note 7. Related Party Transactions

Walgreens Boots Alliance, Inc. ("WBA") owns more than 10% of the Company’s outstanding common stock and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement, pursuant to which the Company distributes branded and generic pharmaceutical products to WBA, and an agreement that provides the Company the ability to access generics and related pharmaceutical products through a global sourcing arrangement with Walgreens Boots Alliance Development GmbH. Both of these agreements expire in 2026.

Revenue from the various agreements and arrangements with WBA was $11.2 billion and $11.0 billion in the three months ended December 31, 2016 and 2015, respectively. The Company’s receivable from WBA (after incentives owed to it) was $4.6 billion and $4.0 billion at December 31, 2016 and September 30, 2016, respectively.

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

Government Enforcement and Related Litigation Matters

The Company is involved in government investigations and litigation arising from the marketing, promotion, sale, and dispensing of pharmaceutical products in the United States. Some of these investigations originate through what are known as qui tam complaints of the federal False Claims Act. The qui tam provisions of the federal civil False Claims Act and various state and local civil False Claims Acts permit a private person, known as a "relator" or whistleblower, to file civil actions under these statutes on behalf of the federal, state, and local governments. Qui tam complaints are initially filed by the relator under seal (or on a confidential basis) and the filing of the complaint imposes obligations on government authorities to investigate the allegations in the complaint and to determine whether or not to intervene in the action. Qui tam complaints remain sealed until the court in which the case was filed orders otherwise.

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

The federal Food, Drug, and Cosmetic Act (“FDCA”) contains provisions relating to the sale and distribution of pharmaceutical products that are alleged to be adulterated or misbranded. The FDCA includes strict-liability criminal offenses that can be pursued by the government for violations of the FDCA and which can result in the imposition of substantial fines and penalties against corporations and individuals.

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

Subpoenas and Ongoing Investigations

From time to time, the Company receives subpoenas or requests for information from various government agencies relating to the Company's business or to the business of a customer, supplier, or other industry participant. The Company generally responds to such subpoenas and requests in a cooperative manner. These responses often require time and effort and can result in considerable costs being incurred by the Company. Most of these matters are resolved without incident; however, such subpoenas or requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to substantial settlements.

Since fiscal 2012, the Company and AmerisourceBergen Specialty Group ("ABSG") have been responding to subpoenas from the United States Attorney's Office for the Eastern District of New York ("USAO-EDNY") requesting production of documents and information relating to ABSG's oncology distribution center and former pharmacy in Dothan, Alabama (including the practices and procedures of the former pharmacy's pre-filled syringe program), its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related in whole or in part to one or more of the qui tam actions that remain under seal. The Company has produced documents and has engaged in ongoing dialogue with the USAO-EDNY. The USAO-EDNY has expressed an intention to pursue potential civil and criminal charges based upon the FDCA and the False Claims Act. The Company is engaged in discussions with the USAO-EDNY to attempt to reach a negotiated settlement. No conclusion can be drawn at this time as to any likely outcome in this matter.

In fiscal 2012, the Company's subsidiary AmerisourceBergen Drug Corporation ("ABDC") received a subpoena from the United States Attorney's Office for the District of New Jersey ("USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers' purchases of controlled substances, and DEA audits. The Company continues to engage in dialogue with the USAO-NJ, including discussions to attempt to reach a negotiated settlement.

Since fiscal 2013, the Company or ABDC has received subpoenas from the United States Attorney's Office for the District of Kansas and the United States Attorney's Office for the Northern District of Ohio in connection with grand jury proceedings requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific and industrial purposes. As in the USAO-NJ matter described above, in addition to requesting information on ABDC's diversion control program generally, the subpoenas have also requested documents concerning specific customers' purchases of controlled substances. The Company has responded to the subpoenas and requests for information.

Since fiscal 2016, the Company’s subsidiary U.S. Bioservices (“US Bio”) has received requests for information from the United States Attorney’s Office for the Southern District of New York (“USAO-SDNY”), on behalf of itself and a number of states, relating to US Bio’s dispensing of one product and US Bio’s relationship with the manufacturer of the product. The Company is engaged in discussions with the USAO-SDNY and representatives on behalf of a number of states.

The Company cannot predict the outcome of these ongoing investigations, or the impact on the Company as a result of these matters, which may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity obligations and/or other civil and criminal penalties.

State Proceedings

In June 2012, the Attorney General of the State of West Virginia ("West Virginia AG") filed complaints, which have been amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary ABDC, alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations. The West Virginia AG was seeking monetary damages and injunctive and other equitable relief. On April 6, 2015, ABDC filed a motion to dismiss, which was subsequently denied on September 8, 2015. On October 23, 2015, ABDC, together with all other defendants, filed a writ of prohibition to the Supreme Court of Appeals of West Virginia. On October 30, 2015, ABDC filed an answer to the West Virginia AG's second amended complaint. The writ of prohibition filed on October 23, 2015 was denied on January 5, 2016. Trial was scheduled for January 2017. This matter was dismissed with prejudice on January 9, 2017 pursuant to a settlement agreement that provides for the payment of $16.0 million and express denial of the allegations in the complaints and any wrongdoing. During the three months ended December

31, 2016, the Company recognized the $16.0 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statement of Operations.

ABDC was sued by McDowell County, West Virginia on December 23, 2016, asserting substantially similar claims to the West Virginia AG action, including for negligence, violation of the West Virginia Controlled Substances Act, and unjust enrichment. ABDC filed a notice of removal of this matter on January 26, 2017 and a motion to dismiss all claims with prejudice will be filed on or before February 1, 2017.  ABDC was sued by the City of Huntington, West Virginia on January 20, 2017, asserting similar claims to the West Virginia AG and McDowell County actions, including for negligence, violation of the West Virginia Controlled Substances Act, and unjust enrichment. Other West Virginia County Commissions have indicated their intent to sue.  ABDC intends to vigorously defend itself against the pending and any threatened lawsuits.  The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to these matters.

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
ABDC answered all of the complaints, denied PMC’s allegations, and filed counterclaims alleging, among other things, that PMC failed to pay nearly $50 million in invoices from ABDC. On April 1, 2016, the Jefferson Circuit Court granted ABDC’s motion for partial summary judgment on one counterclaim and entered judgment in the amount of $48.6 million against PMC. The Court determined that its ruling will not be final and appealable until after the other issues in the case are resolved, so the $48.6 million judgment is not collectible at this time. Trial is currently scheduled for January 30, 2018. Fact discovery has ended, and the Company expects the parties to conclude expert discovery in early 2017. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to this matter.

Note 9.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the three months ended December 31, 2016 and 2015, the Company recognized gains of $1.4 million and $12.8 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 10.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable at December 31, 2016 and September 30, 2016 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $15.0 million and $650.0 million of investments in money market accounts as of December 31, 2016 and September 30, 2016, respectively. The fair value of the money market accounts was determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The Company had $118.7 million of investment securities available-for-sale, $72.7 million of which were within cash and cash equivalents, at December 31, 2016. The amortized cost of the investments was $118.7 million at December 31, 2016. The Company had $39.1 million of investment securities available-for-sale, $13.0 million of which were within cash and cash equivalents, at September 30, 2016. The amortized cost of the investments was $39.1 million at September 30, 2016. The fair value of the investments was based on inputs other than quoted market prices, otherwise known as Level 2 inputs. The investments held as of December 31, 2016 consisted of fixed-income securities with maturities ranging from January 2017 to July 2017.

The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of December 31, 2016 were $3,527.4 million and $3,568.8 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2016 were $3,576.5 million and $3,750.9 million, respectively. The fair value of long-term debt was determined based on Level 2 inputs, as defined above.

Note 11.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations are comprised of the Pharmaceutical Distribution reportable segment and Other. The Pharmaceutical Distribution reportable segment consists of the ABDC and ABSG operating segments. Other consists of AmerisourceBergen Consulting Services ("ABCS"), World Courier, and the MWI operating segments.

The following tables illustrate reportable segment information for the three months ended December 31, 2016 and 2015:

	Revenue
	Three months ended December 31,
(in thousands)	2016	2015
Pharmaceutical Distribution	$36,575,967	$35,194,679
Other	1,663,654	1,577,815
Intersegment eliminations	(70,356)	(63,448)
Revenue	$38,169,265	$36,709,046

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution reportable segment.

	Segment Operating Income
	Three months ended December 31,
(in thousands)	2016	2015
		(As Revised)
Pharmaceutical Distribution	$374,002	$381,254
Other	112,206	95,565
Intersegment eliminations	(13)	—
Total segment operating income	$486,195	$476,819

The following table reconciles total segment operating income to income (loss) from operations before income taxes:

	Income (Loss) From Operations Before Income Taxes
	Three months ended December 31,
(in thousands)	2016	2015
		(As Revised)
Total segment operating income	$486,195	$476,819
Gain from antitrust litigation settlements	1,395	12,791
LIFO expense	(28,308)	(101,562)
Acquisition-related intangibles amortization	(38,229)	(31,210)
Warrants expense	—	(467,375)
Employee severance, litigation, and other	(21,066)	(18,868)
Pension settlement	—	(48,731)
Operating income (loss)	399,987	(178,136)
Other income	(123)	(310)
Interest expense, net	36,972	33,741
Income (loss) before income taxes	$363,138	$(211,567)

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
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
Other
Other consists of AmerisourceBergen Consulting Services ("ABCS"), World Courier, and the MWI Animal Health ("MWI") operating segments. The results of operations of these operating segments are not significant enough to require separate reportable segment disclosure, and therefore, have been included in "Other" for the purpose of our reportable segment presentation.
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

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 4.0% from the prior year quarter as a result of increased sales to some of ABDC's larger customers and the strong revenue growth of certain business units within ABSG;

•
Pharmaceutical Distribution gross profit decreased 2.2% from the prior year quarter. Gross profit in the current year quarter was adversely impacted by prior year contract renewals in the second half of fiscal 2016 with a significant group purchasing organization (“GPO”) customer and Kaiser Permanente ("Kaiser") at less favorable terms and lower price appreciation, offset in part by the incremental contribution from PharMEDium, which was acquired on November 6, 2015;

•
Total gross profit increased 7.5% in the current year quarter primarily due to the reduction of last-in, first-out ("LIFO") expense, which was $28.3 million in the current year quarter in comparison to $101.6 million in the prior year quarter;

•
Distribution, selling, and administrative expenses decreased 0.9% compared to the prior year quarter due to initiatives taken in the second half of fiscal 2016 to improve operating efficiency across many of our businesses and certain administrative functions;

•
Total operating expenses decreased 44.2% from the prior year quarter, which included Warrants expense of $467.4 million and a pension settlement charge of $48.7 million. There were no comparable charges in the current year quarter;

•
Total segment operating income increased by 2.0% compared to the prior year quarter primarily due to increased contributions from ABSG, MWI, and ABCS and was partially offset by the decline in ABDC's operating income due to the gross profit factors noted above; and

•
Income tax expense was $115.9 million in the current year quarter compared to an income tax benefit of $541.2 million in the prior year quarter. The tax benefit in the prior year quarter was the result of an Internal Revenue Service ("IRS") private letter ruling that entitled us to an income tax deduction equal to the fair value of the Warrants on the date of exercise. Our income tax rate, excluding the effect of the Warrants, has been favorably impacted in fiscal 2017 due to the growth of our international businesses.

Results of Operations

Revenue

	Three months ended December 31,
(dollars in thousands)	2016	2015	Change
Pharmaceutical Distribution	$36,575,967	$35,194,679	3.9%
Other	1,663,654	1,577,815	5.4%
Intersegment eliminations	(70,356)	(63,448)	10.9%
Revenue	$38,169,265	$36,709,046	4.0%

Revenue increased by 4.0% from the prior year quarter. See discussions below under “Pharmaceutical Distribution” and “Other” for commentary regarding our revenue growth.

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

Pharmaceutical Distribution Segment

The Pharmaceutical Distribution segment grew its revenue by 3.9% from the prior year quarter. Intrasegment revenues between ABDC and ABSG have been eliminated in the presentation of total Pharmaceutical Distribution revenue. Intrasegment revenues primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC facilities. Intrasegment revenues were $2.2 billion and $1.7 billion in the quarters ended December 31, 2016 and 2015, respectively.

ABDC’s revenue of $31.2 billion in the quarter ended December 31, 2016 increased 3.6% from the prior year period (before intrasegment eliminations). The increase in ABDC’s revenue was primarily due to the growth of some of ABDC's larger customers and due to overall market growth.

ABSG’s revenue of $7.5 billion in the quarter ended December 31, 2016 increased 10.3% from the prior year period (before intrasegment eliminations). The increase in ABSG’s revenue was due to strong overall performance, especially in the sale of oncology products (including sales to community oncologists), and increased sales in our third party logistics business.

A number of our contracts with customers, including GPOs, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the three months ended December 31, 2016, no significant contracts expired. Over the next twelve months, only one significant contract is scheduled to expire. Our contract with Express Scripts expires in September 2017. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Other

Revenue in Other increased 5.4% from the prior year quarter primarily due to increased revenue from ABCS and MWI.

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2016	2015	Change
Pharmaceutical Distribution	$755,245	771,968	(2.2)%
Other	309,361	281,680	9.8%
Intersegment eliminations	(13)	—
Gain from antitrust litigation settlements	1,395	12,791
LIFO expense	(28,308)	(101,562)
Gross profit	$1,037,680	$964,877	7.5%

Gross profit increased 7.5%, or $72.8 million, from the prior year quarter. The increase was due to the decrease in LIFO expense of $73.3 million and the increase in gross profit of Other, partially offset by a decrease in gross profit of Pharmaceutical Distribution. The decrease in LIFO expense was primarily due to lower brand inflation and various other factors as noted below.

Our cost of goods sold for interim periods includes a LIFO provision that is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by expected changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision.

Pharmaceutical Distribution gross profit decreased 2.2%, or $16.7 million, from the prior year quarter. Gross profit in the current year quarter was adversely impacted by prior year contract renewals in the second half of fiscal 2016 with a significant GPO customer and Kaiser at less favorable terms and lower price appreciation, offset in part by the incremental contribution from PharMEDium, which was acquired on November 6, 2015. As a percentage of revenue, Pharmaceutical Distribution gross profit margin of 2.06% in the quarter ended December 31, 2016 decreased 13 basis points from the prior year quarter primarily due to the above-mentioned contract renewals at less favorable terms, increased sales to some of our larger customers that typically have a lower gross profit margin, and lower price appreciation.

Gross profit in Other increased 9.8%, or $27.7 million, from the prior year quarter. The increase from the prior year quarter was primarily due to increased contributions from MWI and ABCS. As a percentage of revenue, gross profit margin in Other of 18.60% in the quarter ended December 31, 2016 increased from 17.85% in the prior year quarter, primarily due to improved gross profit margin at MWI.

We recognized gains of $1.4 million and $12.8 million from antitrust litigation settlements with pharmaceutical manufacturers during the quarters ended December 31, 2016 and 2015, respectively. The gains were recorded as reductions to cost of goods sold.

Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2016	2015	Change
		(As Revised)
Distribution, selling, and administrative	$520,547	$525,077	(0.9)%
Depreciation and amortization	96,080	82,962	15.8%
Warrants expense	—	467,375
Employee severance, litigation, and other	21,066	18,868
Pension settlement charge	—	48,731
Total operating expenses	$637,693	$1,143,013	(44.2)%

Distribution, selling, and administrative expenses decreased 0.9%, or $4.5 million, from the prior year quarter. As a percentage of revenue, distribution, selling, and administrative expenses were 1.36% in the current year quarter and represent a decrease of 7 basis points compared to the prior year quarter. The decrease in expenses in comparison to the prior year quarter was primarily due to initiatives taken in the second half of fiscal 2016 to improve operating efficiency across many of our businesses and certain administrative functions.

Depreciation expense increased 9.8% from the prior year quarter due to an increase in the amount of capital projects being depreciated. Amortization expense increased 25.3% from the prior year quarter primarily due to the amortization of intangible assets originating from our November 6, 2015 acquisition of PharMEDium.

There was no Warrants expense in the current year quarter as the Warrants were exercised in March 2016 and August 2016.

Employee severance, litigation, and other for the quarter ended December 31, 2016 included a $16.0 million settlement of a state litigation proceeding (see Note 8 of the Notes to the Consolidated Financial Statements for further details) and $5.0 million of other costs. Employee severance, litigation, and other for the quarter ended December 31, 2015 included $16.1 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition) and $2.8 million of other costs.

Operating Income

	Three months ended December 31,
(dollars in thousands)	2016	2015	Change
		(As Revised)
Pharmaceutical Distribution	$374,002	$381,254	(1.9)%
Other	112,206	95,565	17.4%
Intersegment eliminations	(13)	—
Total segment operating income	486,195	476,819	2.0%

Gain from antitrust litigation settlements	1,395	12,791
LIFO expense	(28,308)	(101,562)
Acquisition-related intangibles amortization	(38,229)	(31,210)
Warrants expense	—	(467,375)
Employee severance, litigation, and other	(21,066)	(18,868)
Pension settlement	—	(48,731)
Operating income (loss)	$399,987	$(178,136)

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrants expense; employee severance, litigation, and other; and the pension settlement.

Pharmaceutical Distribution operating income decreased 1.9%, or $7.3 million, from the prior year quarter due to the decrease in gross profit, offset in part by the decrease in operating expenses. As a percentage of revenue, Pharmaceutical Distribution operating income margin decreased 6 basis points from the prior year quarter primarily due to the prior year contract renewals at less favorable terms, increased sales to some of our larger customers that typically have a lower gross profit margin, and lower price appreciation, offset in part by our initiatives to improve operating efficiency.

Operating income in Other increased 17.4%, or $16.6 million, from the prior year quarter primarily due to the gross profit increase of MWI and ABCS.

Interest expense, net and the respective weighted average interest rates in the quarters ended December 31, 2016 and 2015 were as follows:

	2016		2015
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
			(As Revised)
Interest expense	$37,987	2.81%	$34,449	2.76%
Interest income	(1,015)	0.40%	(708)	0.28%
Interest expense, net	$36,972		$33,741

Interest expense, net increased 9.6%, or $3.2 million, from the prior year quarter due to an increase of $127.1 million in average variable rate borrowings primarily due to the November 2015 variable-rate term loan borrowing to finance a portion of the PharMEDium acquisition. Additionally, our average borrowing rate was slightly higher during the current year quarter in comparison to the prior year quarter.

Income tax expense was $115.9 million in the current year quarter compared to an income tax benefit of $541.2 million in the prior year quarter. The tax benefit in the prior year quarter was the result of an IRS private letter ruling that entitled us to an income tax deduction equal to the fair value of the Warrants on the date of the exercise. Our income tax rate, excluding the effect of the Warrants, has also been favorably impacted in fiscal 2017 due to the growth of our international businesses.

Net income was $247.2 million in the quarter ended December 31, 2016 as compared to net income of $329.6 million in the prior year quarter. Net income was higher in the prior year quarter primarily due to the large income tax benefit, offset in part by the Warrants expense.

Liquidity and Capital Resources

The following table illustrates our debt structure at December 31, 2016, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,365	$—
$400,000, 4.875% senior notes due 2019	397,850	—
$500,000, 3.50% senior notes due 2021	497,490	—
$500,000, 3.40% senior notes due 2024	496,399	—
$500,000, 3.25% senior notes due 2025	494,437	—
$500,000, 4.25% senior notes due 2045	493,920	—
Total fixed-rate debt	2,979,461	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2019	500,000	950,000
Term loans due 2020	647,257	—
Multi-currency revolving credit facility due 2021	—	1,400,000
Overdraft facility due 2021 (£30,000)	8,615	28,456
Total variable-rate debt	1,155,872	2,453,456
Total debt	$4,135,333	$2,453,456

Our operating results have generated cash flows, which, together with availability under our debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, and to fund capital expenditures, acquisitions, repayment of debt, the payment of interest on outstanding debt, dividends, and repurchases of shares of our common stock.

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

As of December 31, 2016 and September 30, 2016, our cash and cash equivalents held by foreign subsidiaries were $644.5 million and $582.9 million, respectively. We expect that our cash and cash equivalents held by foreign subsidiaries will grow, but it is generally based in U.S. dollar denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We do not have any plans to repatriate these amounts to the U.S., as our foreign subsidiaries intend to indefinitely reinvest this cash in foreign investments or foreign operations.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the three months ended December 31, 2016 was $21.5 million. We had $65.4 million of cumulative intra-period borrowings under our credit facilities during the three months ended December 31, 2016.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility (“Multi-Currency Revolving Credit Facility”), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at December 31, 2016) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points at December 31, 2016). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2016.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of December 31, 2016.

We have a $1,450 million receivables securitization facility (“Receivables Securitization Facility”), which expires in November 2019. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2016.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note (“Revolving Credit Note”). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also have a £30 million uncommitted U.K. overdraft facility (“Overdraft Facility”), which expires in February 2021, to fund short term normal trading cycle fluctuations related to our MWI business.

In February 2015, we entered into a $1.0 billion variable-rate term loan (“February 2015 Term Loan”), which matures in 2020. Through December 31, 2016, we elected to make principal payments, prior to the scheduled repayment dates, of $725 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at December 31, 2016) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2016.

In November 2015, we entered into a $1.0 billion variable-rate term loan (the “November 2015 Term Loan”), which matures in 2020. Through December 31, 2016, we elected to make principal payments, prior to the scheduled repayment dates, of $600 million on the November 2015 Term Loan, and as a result, our next scheduled principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at December 31, 2016) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2016.

In May 2016, our board of directors authorized a share repurchase program that, together with availability remaining under the previously approved August 2013 share repurchase program, permitted us to purchase up to $750 million in shares of our common stock, subject to market conditions. During the three months ended December 31, 2016, we purchased $118.8 million to complete our authorization under this program.

In November 2016, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion in shares of our common stock, subject to market conditions. During the three months ended December 31, 2016, we purchased $111.1 million of our common stock under this program. As of December 31, 2016, we had $888.9 million of availability remaining under the November 2016 share repurchase program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect at December 31, 2016.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1,791.1 million in cash and cash equivalents at December 31, 2016. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is less than one percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of December 31, 2016, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$35.0 million outstanding note.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments at December 31, 2016:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$723,603	$62,202	$25,717	$139,175	$950,697
1-3 years	1,123,077	99,372	59,005	52,040	1,333,494
4-5 years	1,303,095	67,950	58,876	17,603	1,447,524
After 5 years	2,098,750	69,077	174,277	—	2,342,104
Total	$5,248,525	$298,601	$317,875	$208,818	$6,073,819

[1] Represents the portion of future minimum lease payments relating to facility leases where we were determined to be the accounting owner (see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for a more detailed description of our accounting for leases). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future noncash termination of the financing obligation.

We outsource to IBM Global Services a significant portion of our corporate and ABDC data center operations. The remaining commitment under our arrangement, which expires in January 2021, is approximately $101.5 million as of December 31, 2016, of which $44.2 million represents our commitment over the next twelve months, and is included in “Other commitments” in the above table.

We have commitments to purchase non-returnable product from pharmaceutical manufacturers. We are required to purchase product at prices that we believe will represent market prices. We currently estimate that our remaining purchase commitment under these agreements is approximately $89.5 million as of December 31, 2016, all of which represents our commitment over the next twelve months, and is included in "Other commitments" in the above table.

Our liability for uncertain tax positions was $92.2 million (including interest and penalties) as of December 31, 2016. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the three months ended December 31, 2016, our operating activities used $430.4 million of cash in comparison to cash provided of $751.6 million in the prior year period. Cash used in operations during the three months ended December 31, 2016 was principally the result of an increase in merchandise inventories of $713.6 million and an increase in accounts receivable of $536.9 million, offset, in part by an increase in accounts payable of $247.8 million, net income of $247.2 million, and non-cash items of $200.4 million. The non-cash items were comprised primarily of $63.2 million of depreciation expense, $49.5 million of deferred income tax expense, and $43.1 million of amortization expense. We increased our merchandise inventories at December 31, 2016 to support the increase in business volume and, consistent with prior years, due to seasonal needs. The increase in accounts receivable was the result of our revenue growth and a gradual change in payment terms with our largest customer that began in

May 2016 as part of a contract amendment that, among other things, extended the term of our relationship with the customer. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended December 31,
	2016	2015
Days sales outstanding	22.7	20.8
Days inventory on hand	30.2	29.5
Days payable outstanding	56.5	55.0

The increase in days sales outstanding from the prior year period was the result of a gradual change in payment terms with our largest customer. We expect days sales outstanding to continue to increase through the first half of fiscal 2017 as a result of this change. The increase in days payable outstanding from the prior year period has benefited from the increase in purchases of merchandise inventories from certain pharmaceutical manufacturers with longer payment terms. We expect cash flows from operating activities in fiscal 2017 to be between $1.6 billion and $1.9 billion.

Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the three months ended December 31, 2016 included $37.0 million of interest payments and $87.6 million of income tax refunds, net of payments. Operating cash flows during the three months ended December 31, 2015 included $33.6 million of interest payments and $3.0 million of income tax payments, net of refunds.

During the three months ended December 31, 2015, our operating activities provided $751.6 million of cash. Cash provided by operations during the three months ended December 31, 2015 was principally the result of an increase in accounts payable of $1,623.3 million and net income of $329.6 million, offset, in part by an increase in merchandise inventories of $1,187.9 million. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. We increased our merchandise inventories at December 31, 2015 to support the increase in business volume and due to seasonal needs.

Capital expenditures for the three months ended December 31, 2016 and 2015 were $137.3 million and $90.1 million, respectively. Significant capital expenditures in the three months ended December 31, 2016 included costs associated with expanding distribution capacity and technology initiatives, including costs related to enhancing and upgrading our enterprise resource planning systems. We currently expect to invest approximately $500 million for capital expenditures during fiscal 2017. Significant capital expenditures in the quarter ended December 31, 2015 included technology initiatives, including costs related to the development of track-and-trace technology, costs associated with expanding distribution capacity, and expansion of support facilities.

Cost of acquired companies, net of cash acquired, in the three months ended December 31, 2015 was $2,726.6 million and primarily consisted of our PharMEDium acquisition.

Net cash used in financing activities in the three months ended December 31, 2016 included $229.9 million in purchases of our common stock. Net cash provided by financing activities in the three months ended December 31, 2015 included $1.0 billion of borrowings under our November 2015 Term Loan, offset in part by $118.6 million in purchases of our common stock.

In November 2016, our board of directors increased the quarterly cash dividend by 7% from $0.340 per share to $0.365 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; the disruption of AmerisourceBergen's cash flow and ability to return value to its stockholders in accordance with its past practices; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and AmerisourceBergen, including with respect to the pharmaceutical distribution agreement and/or the global sourcing arrangement;  changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; federal and state prosecution of alleged violations of related laws and regulations, and any related litigation, including shareholder derivative lawsuits or other disputes relating to our distribution of controlled substances; increased federal scrutiny and qui tam litigation for alleged violations of fraud and abuse laws and regulations and/or any other laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services and any related litigation; material adverse resolution of pending legal proceedings; declining reimbursement rates for pharmaceuticals; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of PharMEDium, or the inability to capture all of the anticipated synergies related thereto; regulatory action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; declining economic conditions in the United States and abroad; financial market volatility and disruption; the loss, bankruptcy or insolvency of a major supplier; interest rate and foreign currency exchange rate fluctuations; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect AmerisourceBergen's tax positions and/or AmerisourceBergen's tax liabilities or adverse resolution of challenges to AmerisourceBergen's tax positions; natural disasters or other unexpected events that affect AmerisourceBergen's operations; the impairment of goodwill or other intangible assets, resulting in a charge to earnings; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting AmerisourceBergen's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2017, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 8 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.  Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended September 30, 2016 to which reference is made herein.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	—	$—	—	$118,760,836
November 1 to November 30	2,925,923	$63.07	2,814,017	$943,157,508
December 1 to December 31	702,488	$77.26	702,450	$888,885,792
Total	3,628,411		3,516,467

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

10.1
Sixth Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2016).

10.2
Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 22, 2016).

10.3
Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 22, 2016).

10.4
Eleventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 18, 2016, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 22, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

January 31, 2017	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

January 31, 2017	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Sixth Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2016).

10.2
Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 22, 2016).

10.3
Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 22, 2016).

10.4
Eleventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 18, 2016, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 22, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.