Form 10-Q
period 2017-03-31
AMERISOURCEBERGEN CORP
filed 2017-05-04
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2017 was 218,356,117.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,404,433	$2,741,832
Accounts receivable, less allowances for returns and doubtful accounts: $901,755 at March 31, 2017 and $905,345 at September 30, 2016	9,583,520	9,175,876
Merchandise inventories	11,335,816	10,723,920
Prepaid expenses and other	170,152	210,219
Total current assets	23,493,921	22,851,847

Property and equipment, at cost:
Land	40,279	40,290
Buildings and improvements	975,405	859,148
Machinery, equipment, and other	1,880,048	1,717,298
Total property and equipment	2,895,732	2,616,736
Less accumulated depreciation	(1,193,672)	(1,086,054)
Property and equipment, net	1,702,060	1,530,682

Goodwill	5,987,729	5,991,497
Other intangible assets	2,888,920	2,967,849
Other assets	324,383	295,626

TOTAL ASSETS	$34,397,013	$33,637,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,276,019	$23,926,320
Accrued expenses and other	639,560	743,839
Short-term debt	615,847	610,210
Total current liabilities	25,531,426	25,280,369

Long-term debt	3,478,214	3,576,493
Long-term financing obligation	361,384	275,991
Deferred income taxes	2,332,051	2,214,774
Other liabilities	164,646	160,470

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 279,646,620 shares, and 218,314,621 shares at March 31, 2017, respectively, and 600,000,000 shares, 277,753,762 shares, and 220,050,502 shares at September 30, 2016, respectively	2,796	2,778
Additional paid-in capital	4,455,260	4,333,001
Retained earnings	2,849,630	2,303,941
Accumulated other comprehensive loss	(123,490)	(114,308)
Treasury stock, at cost: 61,331,999 shares at March 31, 2017 and 57,703,260 shares at September 30, 2016	(4,654,904)	(4,396,008)
Total stockholders’ equity	2,529,292	2,129,404

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,397,013	$33,637,501
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2017	2016	2017	2016
		(As Revised)		(As Revised)
Revenue	$37,147,402	$35,698,357	$75,316,667	$72,407,403
Cost of goods sold	35,890,975	34,623,026	73,022,560	70,367,195
Gross profit	1,256,427	1,075,331	2,294,107	2,040,208
Operating expenses:
Distribution, selling, and administrative	521,843	519,466	1,042,390	1,044,543
Depreciation	57,751	52,995	113,605	103,861
Amortization	39,918	39,841	80,144	71,937
Warrants	—	(503,946)	—	(36,571)
Employee severance, litigation, and other	11,934	17,617	33,000	36,485
Pension settlement	—	(1,124)	—	47,607
Operating income	624,981	950,482	1,024,968	772,346
Other income	(5,233)	(756)	(5,356)	(1,066)
Interest expense, net	37,299	35,966	74,271	69,707
Income before income taxes	592,915	915,272	956,053	703,705
Income tax expense (benefit)	181,442	311,822	297,334	(229,384)
Net income	$411,473	$603,450	$658,719	$933,089

Earnings per share:
Basic	$1.89	$2.90	$3.02	$4.51
Diluted	$1.86	$2.68	$2.97	$4.13

Weighted average common shares outstanding:
Basic	217,650	207,858	218,166	207,017
Diluted	221,221	225,450	221,611	226,082

Cash dividends declared per share of common stock	$0.365	$0.340	$0.730	$0.680
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2017	2016	2017	2016
		(As Revised)		(As Revised)
Net income	$411,473	$603,450	$658,719	$933,089
Other comprehensive income (loss)
Net change in foreign currency translation adjustments	18,545	13,911	(9,012)	3,477
Pension plan adjustment, net of tax of $19,054	—	—	—	31,538
Other	(184)	(281)	(170)	(866)
Total other comprehensive income (loss)	18,361	13,630	(9,182)	34,149
Total comprehensive income	$429,834	$617,080	$649,537	$967,238
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2017	2016
OPERATING ACTIVITIES		(As Revised)
Net income	$658,719	$933,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	127,184	112,844
Amortization, including amounts charged to interest expense	85,194	75,385
Provision for doubtful accounts	5,384	8,065
Provision (benefit) for deferred income taxes	159,397	(292,981)
Warrants income	—	(36,571)
Share-based compensation	41,250	39,787
LIFO (credit) expense	(58,196)	193,941
Pension settlement	—	47,607
Other	(6,809)	(193)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(417,705)	(472,074)
Merchandise inventories	(556,057)	(1,047,018)
Prepaid expenses and other assets	26,591	17,642
Accounts payable	350,960	2,070,716
Accrued expenses, income taxes, and other liabilities	(47,528)	(18,219)
NET CASH PROVIDED BY OPERATING ACTIVITIES	368,384	1,632,020
INVESTING ACTIVITIES
Capital expenditures	(262,700)	(180,012)
Cost of acquired companies, net of cash acquired	(2,403)	(2,731,356)
Proceeds from sales of investment securities available-for-sale	36,128	88,829
Purchases of investment securities available-for-sale	(48,635)	(41,136)
Other	8,136	(10,878)
NET CASH USED IN INVESTING ACTIVITIES	(269,474)	(2,874,553)
FINANCING ACTIVITIES
Term loan borrowings	—	1,000,000
Term loan repayments	(100,000)	(25,000)
Borrowings under revolving and securitization credit facilities	6,711,081	8,237,792
Repayments under revolving and securitization credit facilities	(6,705,964)	(8,217,849)
Purchases of common stock	(229,928)	(436,804)
Exercises of warrants	—	1,168,891
Exercises of stock options	61,383	37,285
Cash dividends on common stock	(160,093)	(141,829)
Tax withholdings related to restricted share vesting	(8,968)	(18,233)
Other	(3,820)	(3,875)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(436,309)	1,600,378
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(337,399)	357,845
Cash and cash equivalents at beginning of period	2,741,832	2,167,442
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,404,433	$2,525,287
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of AmerisourceBergen Corporation and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the interim periods ended March 31, 2017 and 2016 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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
In March 2016, the FASB issued ASU No. 2016-09, "Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it may currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period. During the quarter ended December 31, 2016, the Company early adopted ASU 2016-09, which resulted in a cumulative adjustment to retained earnings and established a deferred tax asset as of October 1, 2016 of $47.1 million for previously unrecognized tax benefits. The Company elected to adopt the Statement of Cash Flows presentation of the excess tax benefits prospectively. During the three and six months ended March 31, 2017, the Company recognized tax benefits of $19.8 million and $24.0 million, respectively, in Income Tax Expense on the Company's Consolidated Statement of Operations. The tax benefits recognized in the three and six months ended March 31, 2017 are not necessarily indicative of amounts that may arise in future periods.
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
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities are permitted to adopt the standard early for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect that the adoption of this standard will impact the Company's results of operations, cash flows, or financial position.

As of March 31, 2017, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

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

The Company revised the prior year's financial statements. The corrections had no impact on diluted earnings per share in the three and six months ended March 31, 2016. The Company no longer reports rent expense for the leased facilities that are owned for accounting purposes. Instead, rental payments under the leases are recognized as a reduction of the financing obligation and as interest expense. Additionally, depreciation expense is recorded as construction assets are depreciated over their useful lives. These corrections had no impact on the net increase in cash and cash equivalents in the six months ended March 31, 2016.

The following illustrates the impact the aforementioned adjustments had on the Company's previously issued financial statements:

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2016
(in thousands, except per share data)	As Previously Reported	Adjustments	As Revised
Revenue	$35,698,357	$—	$35,698,357
Cost of goods sold	34,623,026	—	34,623,026
Gross profit	1,075,331	—	1,075,331
Operating expenses:
Distribution, selling, and administrative	522,760	(3,294)	519,466
Depreciation	51,471	1,524	52,995
Amortization	39,841	—	39,841
Warrants	(503,946)	—	(503,946)
Employee severance, litigation, and other	17,617	—	17,617
Pension settlement	(1,124)	—	(1,124)
Operating income	948,712	1,770	950,482
Other income	(756)	—	(756)
Interest expense, net	33,113	2,853	35,966
Income before income taxes	916,355	(1,083)	915,272
Income tax expense	312,220	(398)	311,822
Net income	$604,135	$(685)	$603,450

Earnings per share:
Basic	$2.91	$(0.01)	$2.90
Diluted	$2.68	$—	$2.68

Weighted average common shares outstanding:
Basic	207,858	—	207,858
Diluted	225,450	—	225,450

CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended March 31, 2016
(in thousands, except per share data)	As Previously Reported	Adjustments	As Revised
Revenue	$72,407,403	$—	$72,407,403
Cost of goods sold	70,367,195	—	70,367,195
Gross profit	2,040,208	—	2,040,208
Operating expenses:
Distribution, selling, and administrative	1,051,056	(6,513)	1,044,543
Depreciation	100,813	3,048	103,861
Amortization	71,937	—	71,937
Warrants	(36,571)	—	(36,571)
Employee severance, litigation, and other	36,485	—	36,485
Pension settlement	47,607	—	47,607
Operating income	768,881	3,465	772,346
Other income	(1,066)	—	(1,066)
Interest expense, net	63,992	5,715	69,707
Income before income taxes	705,955	(2,250)	703,705
Income tax benefit	(228,557)	(827)	(229,384)
Net income	$934,512	$(1,423)	$933,089

Earnings per share:
Basic	$4.51	$—	$4.51
Diluted	$4.13	$—	$4.13

Weighted average common shares outstanding:
Basic	207,017	—	207,017
Diluted	226,082	—	226,082

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31, 2016
(in thousands)	As Previously Reported	Adjustments	As Revised
Net income	$604,135	$(685)	$603,450
Other comprehensive income:
Net change in foreign currency translation adjustments	13,911	—	13,911
Other	(281)	—	(281)
Total other comprehensive income	13,630	—	13,630
Total comprehensive income	$617,765	$(685)	$617,080

	Six months ended March 31, 2016
(in thousands)	As Previously Reported	Adjustments	As Revised
Net income	$934,512	$(1,423)	$933,089
Other comprehensive income:
Net change in foreign currency translation adjustments	3,477	—	3,477
Pension plan adjustment, net of tax of $19,054	31,538	—	31,538
Other	(866)	—	(866)
Total other comprehensive income	34,149	—	34,149
Total comprehensive income	$968,661	$(1,423)	$967,238

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended March 31, 2016
(in thousands)	As Previously Reported	Adjustments	As Revised
OPERATING ACTIVITIES
Net income	$934,512	$(1,423)	$933,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	109,796	3,048	112,844
Amortization, including amounts charged to interest expense	75,144	241	75,385
Provision for doubtful accounts	8,065	—	8,065
Benefit for deferred income taxes	(292,154)	(827)	(292,981)
Warrants income	(36,571)	—	(36,571)
Share-based compensation	39,787	—	39,787
LIFO expense [1]	193,941	—	193,941
Pension settlement	47,607	—	47,607
Other	(193)	—	(193)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(472,074)	—	(472,074)
Merchandise inventories [1]	(1,047,018)	—	(1,047,018)
Prepaid expenses and other assets	17,642	—	17,642
Accounts payable	2,070,716	—	2,070,716
Accrued expenses, income taxes, and other liabilities	(18,614)	395	(18,219)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,630,586	1,434	1,632,020
INVESTING ACTIVITIES
Capital expenditures	(180,012)	—	(180,012)
Cost of acquired companies, net of cash acquired	(2,731,356)	—	(2,731,356)
Proceeds from sales of investment securities available-for-sale	88,829	—	88,829
Purchases of investment securities available-for-sale	(41,136)	—	(41,136)
Other	(10,878)	—	(10,878)
NET CASH USED IN INVESTING ACTIVITIES	(2,874,553)	—	(2,874,553)
FINANCING ACTIVITIES
Term loan borrowings	1,000,000	—	1,000,000
Term loan repayments	(25,000)	—	(25,000)
Borrowings under revolving and securitization credit facilities	8,237,792	—	8,237,792
Repayments under revolving and securitization credit facilities	(8,217,849)	—	(8,217,849)
Purchases of common stock	(436,804)	—	(436,804)
Exercises of warrants	1,168,891	—	1,168,891
Exercises of stock options	37,285	—	37,285
Cash dividends on common stock	(141,829)	—	(141,829)
Tax withholdings related to restricted share vesting	(18,233)	—	(18,233)
Other	(2,441)	(1,434)	(3,875)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,601,812	(1,434)	1,600,378
INCREASE IN CASH AND CASH EQUIVALENTS	357,845	—	357,845
Cash and cash equivalents at beginning of period	2,167,442	—	2,167,442
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,525,287	$—	$2,525,287

1 Amounts as previously reported have been revised to report LIFO Expense separately from the change in Merchandise Inventories.

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of March 31, 2017, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $99.2 million ($71.1 million, net of federal benefit). If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $14.0 million of interest and penalties, which the Company records in income tax expense. During the six months ended March 31, 2017, unrecognized tax benefits increased by $11.0 million. Over the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $4.7 million.

The Company's effective tax rates were 30.6% and 31.1% in the three and six months ended March 31, 2017, respectively. The Company's effective tax rates were 34.1% and (32.6)% in the three and six months ended March 31, 2016, respectively. The effective tax rates in the three and six months ended March 31, 2017 were favorably impacted due to growth of the Company's international businesses and also benefited from stock option exercises and restricted stock vesting. Prior to fiscal 2017, tax benefits resulting from share-based compensation were recorded as adjustments to Additional Paid-In Capital within Stockholders' Equity. The effective tax rate in the six months ended March 31, 2016 benefited from the receipt of an Internal Revenue Service private letter ruling that entitled the Company to an income tax deduction equal to the fair value of the Warrants on the dates of exercise.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2017:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill at September 30, 2016	$4,264,485	$1,727,012	$5,991,497
Goodwill recognized in connection with acquisition	—	1,044	1,044
Goodwill disposed in connection with divestiture	—	(3,564)	(3,564)
Foreign currency translation	—	(1,248)	(1,248)
Goodwill at March 31, 2017	$4,264,485	$1,723,244	$5,987,729

Following is a summary of other intangible assets:

	March 31, 2017			September 30, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names	$684,965	$—	$684,965	$684,991	$—	$684,991
Finite-lived:
Customer relationships	2,320,994	(340,662)	1,980,332	2,322,404	(273,638)	2,048,766
Trade names and other	308,473	(84,850)	223,623	307,234	(73,142)	234,092
Total other intangible assets	$3,314,432	$(425,512)	$2,888,920	$3,314,629	$(346,780)	$2,967,849

Amortization expense for finite-lived intangible assets was $40.2 million and $39.8 million in the three months ended March 31, 2017 and 2016, respectively. Amortization expense for finite-lived intangible assets was $80.4 million and $71.9 million in the six months ended March 31, 2017 and 2016, respectively. Amortization expense for finite-lived intangible assets is estimated to be $160.2 million in fiscal 2017, $158.1 million in fiscal 2018, $153.4 million in fiscal 2019, $149.2 million in fiscal 2020, $148.3 million in fiscal 2021, and $1,515.2 million thereafter.

Note 5.  Debt

Debt consisted of the following:

(in thousands)	March 31, 2017	September 30, 2016
Revolving credit note	$—	$—
Receivables securitization facility due 2019	500,000	500,000
Term loans due in 2020	597,458	697,055
Multi-currency revolving credit facility due 2021	—	—
Overdraft facility due 2021	16,053	11,275
$600,000, 1.15% senior notes due 2017	599,794	598,935
$400,000, 4.875% senior notes due 2019	398,034	397,669
$500,000, 3.50% senior notes due 2021	497,619	497,361
$500,000, 3.40% senior notes due 2024	496,521	496,276
$500,000, 3.25% senior notes due 2025	494,608	494,266
$500,000, 4.25% senior notes due 2045	493,974	493,866
Total debt	4,094,061	4,186,703
Less current portion	615,847	610,210
Total, net of current portion	$3,478,214	$3,576,493

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2017) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points at March 31, 2017). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2017.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of March 31, 2017.

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2017.

The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has a £30 million uncommitted U.K. overdraft facility ("Overdraft Facility"), which expires in February 2021, to fund short-term normal trading cycle fluctuations related to its MWI Animal Health ("MWI") business.

In February 2015, the Company entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through March 31, 2017, the Company elected to make principal payments, prior to the scheduled repayment dates, of $725 million on the February 2015 Term Loan, and as a result, the Company’s next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at March 31, 2017) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2017.

In November 2015, the Company entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. Through March 31, 2017, the Company elected to make principal payments, prior to the scheduled repayment date, of $650 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at March 31, 2017) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2017.

Note 6.  Stockholders’ Equity and Earnings per Share

In November 2016, the Company’s board of directors increased the quarterly cash dividend by 7% from $0.340 per share to $0.365 per share.

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

In November 2016, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2017, the Company purchased 1.4 million shares of its common stock for a total of $111.1 million. As of March 31, 2017, the Company had $888.9 million of availability remaining under the November 2016 share repurchase program.

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

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2017	2016	2017	2016
Weighted average common shares outstanding - basic	217,650	207,858	218,166	207,017
Dilutive effect of stock options, restricted stock, and restricted stock units	3,571	3,421	3,445	3,639
Dilutive effect of Warrants	—	14,171	—	15,426
Weighted average common shares outstanding - diluted	221,221	225,450	221,611	226,082

The potentially dilutive stock options, restricted stock, and restricted stock units that were antidilutive for the three and six months ended March 31, 2017 were 3.8 million and 4.6 million, respectively. The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the three and six months ended March 31, 2016 were 2.3 million and 1.9 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $11.0 billion and $22.2 billion in the three and six months ended March 31, 2017, respectively. Revenue from the various agreements and arrangements with WBA was $10.7 billion and $21.7 billion in the three and six months ended March 31, 2016, respectively. The Company’s receivable from WBA (after incentives owed to it) was $4.6 billion and $4.0 billion at March 31, 2017 and September 30, 2016, respectively.

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

The Federal Food, Drug, and Cosmetic Act ("FDCA") contains provisions relating to the sale and distribution of pharmaceutical products that are alleged to be adulterated or misbranded. The FDCA includes strict-liability criminal offenses that can be pursued by the government for violations of the FDCA and which can result in the imposition of substantial fines and penalties against corporations and individuals.

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

Since fiscal 2012, the Company and its subsidiary AmerisourceBergen Specialty Group ("ABSG") have been responding to subpoenas from the United States Attorney's Office for the Eastern District of New York ("USAO-EDNY") requesting production of documents and information relating to ABSG's oncology distribution center and former pharmacy in Dothan, Alabama (including the practices and procedures of the former pharmacy's pre-filled syringe program), its group purchasing organization for oncologists, and intercompany transfers of certain oncology products, which the Company believes could be related in whole or in part to one or more of the qui tam actions that remain under seal. The Company has produced documents and has engaged in ongoing dialogue with the USAO-EDNY. The USAO-EDNY has expressed an intention to pursue potential civil and criminal charges based upon the FDCA and the False Claims Act. The Company is engaged in discussions with both the criminal and civil divisions of the USAO-EDNY to attempt to reach negotiated settlements of the potential charges. Any settlement or other resolution of these matters could have an adverse effect on our business, results of operations, or cash flows. No conclusion can be drawn at this time as to any likely outcome in these matters.

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

Since fiscal 2016, the Company’s subsidiary U.S. Bioservices ("US Bio") has received requests for information from the United States Attorney’s Office for the Southern District of New York ("USAO-SDNY"), on behalf of itself and a number of states, relating to US Bio’s dispensing of one product and US Bio’s relationship with the manufacturer of the product. The Company is engaged in discussions with the USAO-SDNY and representatives on behalf of a number of states. No conclusion can be drawn at this time as to any likely outcome in this matter.

In January 2017, US Bio received a subpoena for information from the USAO-EDNY relating to US Bio’s activities in connection with billing for products and making returns of potential overpayments to government payers. The Company is engaged in discussions with the USAO-EDNY and will be producing documents in response to the subpoena.

The Company cannot predict the outcome of these ongoing investigations or their impact on the Company as uncertainty remains with regard to whether such matters will proceed to trial, whether settlements will be reached and the amount and terms of any such settlements. Outcomes may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity obligations and/or other civil and criminal penalties.

State Proceedings

In June 2012, the Attorney General of the State of West Virginia ("West Virginia AG") filed complaints, which were amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary ABDC, alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations. The West Virginia AG was seeking monetary damages and injunctive and other equitable relief. This matter was dismissed with prejudice on January 9, 2017 pursuant to a settlement agreement that provided for the payment of $16.0 million and express denial of the allegations in the complaints and any wrongdoing. During the six months ended March 31, 2017, the Company recognized the $16.0 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statement of Operations.

ABDC was sued in state court by McDowell County, West Virginia on December 23, 2016, with an Amended Complaint filed on February 24, 2017, asserting substantially similar claims to the West Virginia AG action, including for negligence, violation of the West Virginia Controlled Substances Act, unjust enrichment, public nuisance, and "Intentional Acts and Omissions." ABDC filed a notice of removal of this matter on January 26, 2017 and a motion to dismiss the Amended Complaint with prejudice on March 17, 2017. ABDC was sued in state court by the City of Huntington, West Virginia on January 20, 2017, with an Amended Complaint filed on January 26, 2017 but not served, asserting similar claims to the West Virginia AG and McDowell County actions, including for negligence, violation of the West Virginia Controlled Substances Act, and unjust enrichment. ABDC filed a notice of removal of this matter on February 23, 2017 and a motion to dismiss on March 2, 2017. Two additional cities, Kermit and Welch, have filed suit against ABDC asserting similar claims, but have not yet served their complaint on ABDC or any other defendant. Additionally, seven County Commissions (Boone, Cabell, Fayette, Kanawha, Logan, Wayne and Wyoming) have filed suit in Federal Court, each asserting a single claim for public nuisance. ABDC has filed a motion to dismiss each complaint for which a responsive pleading has been due and intends to file a motion to dismiss in each remaining case. Other jurisdictions, including West Virginia County Commissions, have indicated their intent to sue. ABDC intends to vigorously defend itself against the pending and any threatened lawsuits. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to these matters.

Other Litigation

On September 10, 2014, PharMerica Corp., Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (collectively, "PMC"), customers of ABDC until March 3, 2015, filed a complaint in Jefferson Circuit Court in Louisville, Kentucky against ABDC. The original complaint alleged that ABDC failed to pay in excess of $8 million in rebates pursuant to a prime vendor agreement between PMC and ABDC under which ABDC distributed pharmaceuticals and other products to PMC. PMC subsequently amended its complaint three times. PMC’s current complaint alleges unpaid-rebate claims in excess of $33 million and additional breaches and damages for unspecified amounts, which amounts may exceed $100 million.
ABDC answered all of the complaints, denied PMC’s allegations, and filed counterclaims alleging, among other things, that PMC failed to pay nearly $50 million in invoices related to pharmaceutical products it received from ABDC. On April 1, 2016, the Jefferson Circuit Court granted ABDC’s motion for partial summary judgment on one counterclaim and entered judgment in the amount of $48.6 million against PMC. The Court determined that its ruling will not be final and appealable until after the other issues in the case are resolved, so the $48.6 million judgment is not collectible at this time. Fact and expert discovery have ended and the parties are currently preparing dispositive motions, which are scheduled to be briefed and argued by the end of August 2017. Trial is currently scheduled for January 30, 2018. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to this matter.

Note 9.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the six months ended March 31, 2017 and 2016, the Company recognized gains of $1.4 million and $12.8 million, respectively, related to these class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 10.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable at March 31, 2017 and September 30, 2016 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $1,000.0 million and $650.0 million of investments in money market accounts as of March 31, 2017 and September 30, 2016, respectively. The fair value of the money market accounts was determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The Company had $119.0 million of investment securities available-for-sale, $80.4 million of which were within cash and cash equivalents, at March 31, 2017. The amortized cost of the investments was $119.0 million at March 31, 2017. The Company had $39.1 million of investment securities available-for-sale, $13.0 million of which were within cash and cash equivalents, at September 30, 2016. The amortized cost of the investments was $39.1 million at September 30, 2016. The fair value of the investments was based on inputs other than quoted market prices, otherwise known as Level 2 inputs. The investments held as of March 31, 2017 consisted of fixed-income securities with maturities ranging from April 2017 to July 2017.

The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of March 31, 2017 were $3,478.2 million and $3,546.4 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2016 were $3,576.5 million and $3,750.9 million, respectively. The fair value of long-term debt was determined based on Level 2 inputs, as defined above.

Note 11.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations are comprised of the Pharmaceutical Distribution Services reportable segment and Other. The Pharmaceutical Distribution Services reportable segment consists of the ABDC and ABSG operating segments. Other consists of operating segments that focus on manufacturer and other services and includes AmerisourceBergen Consulting Services ("ABCS"), World Courier, and MWI.

The following tables illustrate reportable segment information for the three and six months ended March 31, 2017 and 2016:

	Revenue
	Three months ended March 31,		Six months ended March 31,
(in thousands)	2017	2016	2017	2016
Pharmaceutical Distribution Services	$35,518,955	$34,165,733	$72,094,922	$69,360,412
Other	1,696,137	1,599,805	3,359,791	3,177,620
Intersegment eliminations	(67,690)	(67,181)	(138,046)	(130,629)
Revenue	$37,147,402	$35,698,357	$75,316,667	$72,407,403

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution Services reportable segment.

	Segment Operating Income
	Three months ended March 31,		Six months ended March 31,
(in thousands)	2017	2016	2017	2016
		(As Revised)		(As Revised)
Pharmaceutical Distribution Services	$482,265	$500,165	$856,267	$881,419
Other	106,206	93,956	218,412	189,521
Intersegment eliminations	(1)	—	$(14)	$—
Total segment operating income	$588,470	$594,121	$1,074,665	$1,070,940

The following table reconciles total segment operating income to income before income taxes:

	Income Before Income Taxes
	Three months ended March 31,		Six months ended March 31,
(in thousands)	2017	2016	2017	2016
		(As Revised)		(As Revised)
Total segment operating income	$588,470	$594,121	$1,074,665	$1,070,940
Gain from antitrust litigation settlements	—	7	1,395	12,798
LIFO credit (expense)	86,504	(92,379)	58,196	(193,941)
Acquisition-related intangibles amortization	(38,059)	(38,720)	(76,288)	(69,930)
Warrants income	—	503,946	—	36,571
Employee severance, litigation, and other	(11,934)	(17,617)	(33,000)	(36,485)
Pension settlement	—	1,124	—	(47,607)
Operating income	624,981	950,482	1,024,968	772,346
Other income	(5,233)	(756)	(5,356)	(1,066)
Interest expense, net	37,299	35,966	74,271	69,707
Income before income taxes	$592,915	$915,272	$956,053	$703,705

Segment operating income is evaluated by the chief operating decision maker of the Company before gain from antitrust litigation settlements; LIFO credit (expense); acquisition-related intangibles amortization; Warrants income; employee severance, litigation, and other; pension settlement; other income; and interest expense, net. All corporate office expenses are allocated to each operating segment.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
We are one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. We are organized based upon the products and services we provide to our customers. Our operations are comprised of the Pharmaceutical Distribution Services reportable segment and Other.
Pharmaceutical Distribution Services Segment
The Pharmaceutical Distribution Services reportable segment is comprised of two operating segments, which include the operations of AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution Services segment's operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.
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
Other
Other consists of operating segments that focus on manufacturer and other services and includes AmerisourceBergen Consulting Services ("ABCS"), World Courier, and MWI Animal Health ("MWI"). The results of operations of these operating segments are not significant enough to require separate reportable segment disclosure, and therefore, have been included in "Other" for the purpose of our reportable segment presentation.
ABCS, through a number of operating businesses, provides a full suite of integrated manufacturer services that range from clinical trial support to product post-approval and commercialization support. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. MWI is a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. Additionally, MWI offers demand-creating sales force services to manufacturers.

Recent Development

Our contract with Express Scripts was scheduled to expire in September 2017. In April 2017, we signed a new five-year agreement with Express Scripts that expires in September 2022. The fiscal 2016 revenue from our current agreement with Express Scripts was approximately $23 billion.

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•
Revenue increased 4.1% and 4.0% from the prior year quarter and six month period, respectively, as a result of increased sales to some of ABDC's larger customers and the strong revenue growth of certain business units within ABSG;

•
Pharmaceutical Distribution Services gross profit decreased 1.5% and 1.8% from the prior year quarter and six month period, respectively. Gross profit in the current year quarter was adversely impacted by prior year contract renewals in the second half of fiscal 2016 at less favorable terms with a significant group purchasing organization ("GPO") customer and Kaiser Permanente ("Kaiser") and a lower contribution from PharMEDium as it shipped fewer units while we increased our investment in quality control and quality assurance systems to enhance product quality and patient safety and to meet all of PharMEDium's commitments to the U.S. Food and Drug Administration ("FDA") pursuant to the new federal requirements for outsourcing facilities. Gross profit growth in the current year six month period was adversely impacted by the above-mentioned contract renewals and lower price appreciation, offset in part by the incremental contribution from PharMEDium, which was acquired on November 6, 2015;

•
Total gross profit increased 16.8% in the current year quarter primarily due to the reduction of last-in, first-out ("LIFO") expense, which was a credit of $86.5 million in the current year quarter, in comparison to an expense charge of $92.4 million in the prior year quarter. Total gross profit increased 12.4% in the current year six month period primarily due to the reduction of LIFO expense, which was a credit of $58.2 million in the current year six month period, in comparison to an expense charge of $193.9 million in the prior year six month period. The LIFO credit in the current year quarter and six month period was primarily driven by lower expected brand inflation and greater generic deflation for fiscal 2017 in comparison to those expectations at March 31, 2016 for the prior fiscal year;

•
Distribution, selling, and administrative expenses were relatively flat compared to the prior year quarter and six month period. Distribution, selling, and administrative expenses as a percentage of revenue were 1.40% and 1.38% in the current year quarter and six month period, respectively, and represent a decrease of 6 basis points compared to the prior year periods. The decreases in expense as a percentage of revenue in comparison to the prior year periods were primarily due to initiatives taken in second half of fiscal 2016 to improve operating efficiency across many of our businesses and certain administrative functions;

•	Total operating expenses increased $506.6 million from the prior year quarter, which included Warrants income of $503.9 million. There was no comparable income in the current year quarter;

•
Total segment operating income decreased by 1.0% compared to the prior year quarter primarily due to the decline in ABDC's operating income due to the gross profit factors noted above and was partially offset by increased contributions from ABSG and our businesses in Other. Total segment operating income increased by 0.3% compared to the prior year six month period due to increased contributions from ABSG and our businesses in Other and was partially offset by the decline in ABDC's operating income due to the gross profit factors noted above, and;

•
Our effective tax rates were 30.6% and 31.1% in the three and six months ended March 31, 2017, respectively. Our effective tax rates were 34.1% and (32.6)% in the three and six months ended March 31, 2016, respectively. Our effective tax rates in the three and six months ended March 31, 2017 were favorably impacted due to growth of our international businesses and also benefited from stock option exercises and restricted stock vesting. Prior to fiscal 2017, tax benefits resulting from share-based compensation were recorded as adjustments to Additional Paid-In Capital within Stockholders' Equity (see Note 1 of the Notes to Consolidated Financial Statements). Our effective tax rate in the six months ended March 31, 2016 benefited from the receipt of an Internal Revenue Service ("IRS") private letter ruling that entitled us to an income tax deduction equal to the fair value of the Warrants on the dates of exercise.

Results of Operations

Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Pharmaceutical Distribution Services	$35,518,955	$34,165,733	4.0%	$72,094,922	$69,360,412	3.9%
Other	1,696,137	1,599,805	6.0%	3,359,791	3,177,620	5.7%
Intersegment eliminations	(67,690)	(67,181)	0.8%	(138,046)	(130,629)	5.7%
Revenue	$37,147,402	$35,698,357	4.1%	$75,316,667	$72,407,403	4.0%

Revenue increased by 4.1% and 4.0% from the prior year quarter and six month period, respectively. See discussions below under "Pharmaceutical Distribution Services Segment" and "Other" for commentary regarding our revenue growth.

We currently expect our revenue in fiscal 2017 to increase between 5.5% and 6.5%. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies, the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in Federal government rules and regulations.

Pharmaceutical Distribution Services Segment

The Pharmaceutical Distribution Services segment grew its revenue by 4.0% and 3.9% from the prior year quarter and six month period, respectively. Intrasegment revenue between ABDC and ABSG has been eliminated in the presentation of total Pharmaceutical Distribution Services revenue. Intrasegment revenue primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC facilities. Intrasegment revenue was $2.2 billion and $1.8 billion in the quarters ended March 31, 2017 and 2016, respectively, and $4.4 billion and $3.5 billion in the six month periods ended March 31, 2017 and 2016, respectively.

ABDC’s revenue of $30.1 billion and $61.3 billion in the quarter and six months ended March 31, 2017 increased 3.6% from the prior year periods (before intrasegment eliminations). The increases in ABDC’s revenue were primarily due to the growth of some of ABDC's larger customers and due to overall market growth within the retail customer segment, offset in part by a decline in sales of products that treat Hepatitis C.

ABSG’s revenue of $7.6 billion and $15.1 billion in the quarter and six months ended March 31, 2017 increased 11.0% and 10.7%, respectively, from the prior year periods (before intrasegment eliminations). The increases in ABSG’s revenue were primarily due to strong overall performance, especially in the sale of oncology products, and increased sales in our third party logistics business.

A number of our contracts with customers, including GPOs, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2017, no significant contracts expired. Our contract with Express Scripts was scheduled to expire in September 2017; however, in April 2017, we signed a new five-year agreement with Express Scripts that expires in September 2022. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Other

Revenue in Other increased 6.0% and 5.7% from the prior year quarter and six month period, respectively, primarily due to increased revenue from MWI primarily due to strong growth in its companion animal business and ABCS due to its growth in manufacturer service programs.

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Pharmaceutical Distribution Services	$868,847	882,209	(1.5)%	1,624,092	1,654,177	(1.8)%
Other	301,077	285,494	5.5%	610,438	567,174	7.6%
Intersegment eliminations	(1)	—		(14)	—
Gain from antitrust litigation settlements	—	7		1,395	12,798
LIFO credit (expense)	86,504	(92,379)		58,196	(193,941)
Gross profit	$1,256,427	$1,075,331	16.8%	$2,294,107	$2,040,208	12.4%

Gross profit increased 16.8%, or $181.1 million, and 12.4%, or $253.9 million, from the prior year quarter and six month period, respectively. The increases were primarily due to the $178.9 million and $252.1 million decrease in LIFO expense from the prior year quarter and six month period, respectively. Additionally, increases in gross profit in Other were offset by decreases in gross profit of Pharmaceutical Distribution Services. The LIFO credit in the current year quarter and six month period was primarily driven by lower expected brand inflation and greater generic deflation for fiscal 2017 in comparison to those expectations at March 31, 2016 for the prior fiscal year.

Our cost of goods sold for interim periods includes a LIFO provision that is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by expected changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. The generic deflation rate used for estimating our LIFO provision is typically greater than our base generic deflation rate (currently at -7% to -9% for fiscal 2017) due to various factors, including but not limited to declining prices on new generic products and changes in generic volumes and/or mix of products. Changes to any of the above factors may have a material impact to our annual LIFO provision.

Pharmaceutical Distribution Services gross profit decreased 1.5%, or $13.4 million, and 1.8%, or $30.1 million, from the prior year quarter and six month period, respectively. Gross profit in the current year quarter was adversely impacted by prior year contract renewals in the second half of fiscal 2016 at less favorable terms with a significant GPO customer and Kaiser and a lower contribution from PharMEDium as it shipped fewer units while we increased our investment in quality control and quality assurance systems to enhance product quality and patient safety and to meet all of PharMEDium's commitments to the FDA pursuant to the new federal requirements for outsourcing facilities. We expect a lower contribution from PharMEDium in the second half of fiscal 2017 until the aforementioned procedures have been fully implemented. Gross profit in the current year six month period was adversely impacted by the above-mentioned contract renewals and lower price appreciation, offset in part by the incremental contribution from PharMEDium, which was acquired on November 6, 2015. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.45% and 2.25% in the quarter and six months ended March 31, 2017, respectively, decreased 13 basis points from the prior year periods primarily due to contract renewals at less favorable terms and increased sales to some of our larger customers that typically have a lower gross profit margin.

Gross profit in Other increased 5.5%, or $15.6 million, and 7.6%, or $43.3 million, from the prior year quarter and six month period, respectively. The increases from the prior year periods were primarily due to revenue growth of ABCS and MWI. As a percentage of revenue, gross profit margin in Other of 17.75% in the quarter ended March 31, 2017 decreased from 17.85% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 18.17% in the six months ended March 31, 2017 increased from 17.85% in the prior year six month period primarily due to improved gross profit margin at ABCS and MWI.

No significant gains from antitrust litigation settlements with pharmaceutical manufacturers were recognized in the quarters ended March 31, 2017 and 2016. We recognized gains of $1.4 million and $12.8 million from antitrust litigation settlements with pharmaceutical manufacturers during the six months ended March 31, 2017 and 2016, respectively. The gains were recorded as reductions to cost of goods sold.

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
		(As Revised)			(As Revised)
Distribution, selling, and administrative	$521,843	$519,466	0.5%	$1,042,390	$1,044,543	(0.2)%
Depreciation and amortization	97,669	92,836	5.2%	193,749	175,798	10.2%
Warrants income	—	(503,946)		—	(36,571)
Employee severance, litigation, and other	11,934	17,617		33,000	36,485
Pension settlement charge	—	(1,124)		—	47,607
Total operating expenses	$631,446	$124,849	405.8%	$1,269,139	$1,267,862	0.1%

Distribution, selling, and administrative expenses increased 0.5%, or $2.4 million, from the prior year quarter. Distribution, selling, and administrative expenses decreased 0.2%, or $2.2 million, from the prior year six month period. As a percentage of revenue, distribution, selling, and administrative expenses were 1.40% and 1.38% in the current year quarter and six month period, respectively, and represent a decrease of 6 basis points compared to the prior year periods. The decreases in expense as a percentage of revenue in comparison to the prior year periods were primarily due to initiatives taken in the second half of fiscal 2016 to improve operating efficiency across many of our businesses and certain administrative functions.

Depreciation expense increased 9.0% and 9.4% from the prior year quarter and six month period, respectively, due to an increase in the amount of capital projects being depreciated. Amortization expense increased 0.2% and 11.4% from the prior year quarter and prior year six month period, respectively. The increase in amortization expense from the prior year six month period was primarily due to the amortization of intangible assets originating from our November 6, 2015 acquisition of PharMEDium.

There was no Warrants income in the current fiscal year quarter as the Warrants were exercised in March 2016 and August 2016.

Employee severance, litigation, and other for the quarter ended March 31, 2017 included $7.6 million of costs primarily related to facility closures and certain acquisition-related integration costs, and $4.3 million of deal-related transaction costs. Employee severance, litigation, and other for the six months ended March 31, 2017 included a $16.0 million settlement of a state litigation proceeding (see Note 8 of the Notes to the Consolidated Financial Statements for further details), $12.2 million of costs primarily related to facility closures and certain acquisition-related integration costs, and $4.8 million of deal-related transaction costs. Employee severance, litigation, and other for the quarter ended March 31, 2016 included $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items), $2.6 million of employee severance and other costs, and $2.0 million of deal-related transaction costs. Employee severance, litigation, and other for the six months ended March 31, 2016 included $18.1 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), $13.0 million of cost related to customer contract extensions, and $5.4 million of employee severance and other costs.

Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
		(As Revised)			(As Revised)
Pharmaceutical Distribution Services	$482,265	$500,165	(3.6)%	$856,267	$881,419	(2.9)%
Other	106,206	93,956	13.0%	218,412	189,521	15.2%
Intersegment eliminations	(1)	—		(14)	—
Total segment operating income	588,470	594,121	(1.0)%	1,074,665	1,070,940	0.3%

Gain from antitrust litigation settlements	—	7		1,395	12,798
LIFO credit (expense)	86,504	(92,379)		58,196	(193,941)
Acquisition-related intangibles amortization	(38,059)	(38,720)		(76,288)	(69,930)
Warrants income	—	503,946		—	36,571
Employee severance, litigation, and other	(11,934)	(17,617)		(33,000)	(36,485)
Pension settlement	—	1,124		—	(47,607)
Operating income	$624,981	$950,482		$1,024,968	$772,346

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit (expense); acquisition-related intangibles amortization; Warrants income; employee severance, litigation, and other; and pension settlement.

Pharmaceutical Distribution Services operating income decreased 3.6%, or $17.9 million, and 2.9%, or $25.2 million, from the prior year quarter and six month period, respectively, primarily due to the decrease in gross profit. As a percentage of revenue, Pharmaceutical Distribution Services operating income margin decreased 10 basis points and 8 basis points from the prior year quarter and six month period, respectively, primarily due to the prior year contract renewals at less favorable terms and increased sales to some of our larger customers that typically have a lower gross profit margin, offset in part by our initiatives to improve operating efficiency.

Operating income in Other increased 13.0%, or $12.3 million, and 15.2%, or $28.9 million, from the prior year quarter and six month period, respectively, primarily due to the gross profit increases of ABCS and MWI, offset in part by an increase in operating expenses.

Interest expense, net and the respective weighted average interest rates in the quarters ended March 31, 2017 and 2016 were as follows:

	2017		2016
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
			(As Revised)
Interest expense	$37,885	2.84%	$36,712	2.67%
Interest income	(586)	0.41%	(746)	0.80%
Interest expense, net	$37,299		$35,966

Interest expense, net and the respective weighted average interest rates in the six months ended March 31, 2017 and 2016 were as follows:

	2017		2016
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
			(As Revised)
Interest expense	$75,872	2.83%	$71,161	2.71%
Interest income	(1,601)	0.40%	(1,454)	0.42%
Interest expense, net	$74,271		$69,707

Interest expense, net increased 3.7%, or $1.3 million, from the prior year quarter and 6.5%, or $4.6 million, from the prior year six month period. The increase in interest expense, net from the prior year quarter and six month period was primarily due to an increase in our financing obligations related to leased construction assets.

Our effective tax rates were 30.6% and 31.1% in the three and six months ended March 31, 2017, respectively. Our effective tax rates were 34.1% and (32.6)% in the three and six months ended March 31, 2016, respectively. Our effective income tax rates in the three and six months ended March 31, 2017 were favorably impacted due to growth of our international businesses and also benefited from stock option exercises and restricted stock vesting. Prior to fiscal 2017, tax benefits resulting from share-based compensation were recorded as adjustments to Additional Paid-In Capital within Stockholders' Equity. Our effective tax rate in the six months ended March 31, 2016 benefited from the receipt of an IRS private letter ruling that entitled us to an income tax deduction equal to the fair value of the Warrants on the dates of exercise.

Net income was $411.5 million and $658.7 million in the quarter and six months ended March 31, 2017, respectively, as compared to net income of $603.5 million and $933.1 million in the prior year quarter and six months ended March 31, 2016, respectively. Net income was higher in the prior year quarter primarily due to Warrants income, offset in part by a decrease in LIFO expense. Net income was higher in the prior year six month period primarily due to the large income tax benefit, as described above, offset in part by a decrease in LIFO expense.

Liquidity and Capital Resources

The following table illustrates our debt structure at March 31, 2017, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$600,000, 1.15% senior notes due 2017	$599,794	$—
$400,000, 4.875% senior notes due 2019	398,034	—
$500,000, 3.50% senior notes due 2021	497,619	—
$500,000, 3.40% senior notes due 2024	496,521	—
$500,000, 3.25% senior notes due 2025	494,608	—
$500,000, 4.25% senior notes due 2045	493,974	—
Total fixed-rate debt	2,980,550	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2019	500,000	950,000
Term loans due 2020	597,458	—
Multi-currency revolving credit facility due 2021	—	1,400,000
Overdraft facility due 2021 (£30,000)	16,053	21,603
Total variable-rate debt	1,113,511	2,446,603
Total debt	$4,094,061	$2,446,603

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

As of March 31, 2017 and September 30, 2016, our cash and cash equivalents held by foreign subsidiaries were $715.3 million and $582.9 million, respectively. We expect that our cash and cash equivalents held by foreign subsidiaries will grow, but it is generally based in U.S. dollar denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We do not have any plans to repatriate these amounts to the U.S., as our foreign subsidiaries intend to indefinitely reinvest this cash in foreign investments or foreign operations.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2017 was $626.1 million. We had $6,706.0 million of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2017.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at March 31, 2017) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points at March 31, 2017). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2017.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of March 31, 2017.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2017.

We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also have a £30 million uncommitted U.K. overdraft facility ("Overdraft Facility"), which expires in February 2021, to fund short term normal trading cycle fluctuations related to our MWI business.

In February 2015, we entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through March 31, 2017, we elected to make principal payments, prior to the scheduled repayment dates, of $725 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at March 31, 2017) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2017.

In November 2015, we entered into a $1.0 billion variable-rate term loan (the "November 2015 Term Loan"), which matures in 2020. Through March 31, 2017, we elected to make principal payments, prior to the scheduled repayment dates, of $650 million on the November 2015 Term Loan, and as a result, our next scheduled principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at March 31, 2017) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2017.

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

In November 2016, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion in shares of our common stock, subject to market conditions. During the six months ended March 31, 2017, we purchased $111.1 million of our common stock under this program. As of March 31, 2017, we had $888.9 million of availability remaining under the November 2016 share repurchase program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect at March 31, 2017.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,404.4 million in cash and cash equivalents at March 31, 2017. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is less than one percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of March 31, 2017, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$32.5 million outstanding note.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments at March 31, 2017:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$731,634	$61,464	$26,218	$118,946	$938,262
1-3 years	1,399,262	97,657	59,967	45,060	1,601,946
4-5 years	975,175	64,216	58,214	13,384	1,110,989
After 5 years	2,080,000	64,099	167,383	—	2,311,482
Total	$5,186,071	$287,436	$311,782	$177,390	$5,962,679

[1] Represents the portion of future minimum lease payments relating to facility leases where we were determined to be the accounting owner (see Note 1 of the   Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for a more detailed description   of our accounting for leases). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future non-cash   termination of the financing obligation.

We outsource to IBM Global Services a significant portion of our corporate and ABDC data center operations. The remaining commitment under our arrangement, which expires in January 2021, is approximately $90.2 million as of March 31, 2017, of which $43.2 million represents our commitment over the next twelve months, and is included in "Other commitments" in the above table.

We have commitments to purchase non-returnable product from pharmaceutical manufacturers. We are required to purchase product at prices that we believe will represent market prices. We currently estimate that our remaining purchase commitment under these agreements is approximately $66.2 million as of March 31, 2017, all of which represents our commitment over the next twelve months, and is included in "Other commitments" in the above table.

Our liability for uncertain tax positions was $99.2 million (including interest and penalties) as of March 31, 2017. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the six months ended March 31, 2017, our operating activities provided $368.4 million of cash in comparison to cash provided of $1,632.0 million in the prior year period. Cash provided by operations during the six months ended March 31, 2017 was principally the result of net income of $658.7 million, non-cash items of $353.4 million, and an increase in accounts payable of $351.0 million, offset, in part, by an increase in merchandise inventories of $556.1 million and an increase in accounts receivable of $417.7 million. The non-cash items were comprised primarily of $159.4 million of deferred income tax expense,$127.2 million of depreciation expense, and $85.2 million of amortization expense. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. We increased our merchandise inventories at March 31, 2017 to support the increase in business volume and, consistent with prior years, due to seasonal needs. The increase in accounts receivable was the result of our revenue growth and a gradual change in payment terms with our largest customer that began in May 2016 as part of a contract amendment that, among other things, extended the term of our relationship with the customer.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Days sales outstanding	23.6	21.7	23.1	21.3
Days inventory on hand	30.3	31.2	30.3	30.3
Days payable outstanding	56.4	57.3	56.4	56.2

The increase in days sales outstanding from the prior year periods was the result of a gradual change in payment terms with our largest customer that began in May 2016 and ended in February 2017. We currently expect cash flows from operating activities in fiscal 2017 to be between $1.6 billion and $1.9 billion.

Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the six months ended March 31, 2017 included $62.1 million of interest payments and $32.5 million of income tax payments, net of refunds. Operating cash flows during the six months ended March 31, 2016 included $58.9 million of interest payments and $6.9 million of income tax refunds, net of payments.

During the six months ended March 31, 2016, our operating activities provided $1,632.0 million of cash. Cash provided by operations during the six months ended March 31, 2016 was principally the result of net income of $933.1 million and an increase in accounts payable of $2,070.7 million, offset, in part, by an increase in merchandise inventories of $1,047.0 million and an increase in accounts receivable of $472.1 million. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. We increased our merchandise inventories at March 31, 2016 to support the increase in business volume and due to seasonal needs. Accounts receivable increased as a result of our increased revenue volume, including additional sales to WBA.

Capital expenditures for the six months ended March 31, 2017 and 2016 were $262.7 million and $180.0 million, respectively. Significant capital expenditures in the six months ended March 31, 2017 included costs associated with expanding distribution capacity and technology initiatives, including costs related to enhancing and upgrading our enterprise resource planning systems. We currently expect to invest approximately $500 million for capital expenditures during fiscal 2017. Significant capital expenditures in the six months ended March 31, 2016 included technology initiatives, including costs related to the development of track-and-trace technology, costs associated with expanding distribution capacity, and expansion of support facilities.

Cost of acquired companies, net of cash acquired, in the six months ended March 31, 2016 was $2,731.4 million and primarily consisted of our PharMEDium acquisition.

Net cash used in financing activities in the six months ended March 31, 2017 principally included $229.9 million in purchases of our common stock and $160.1 million in cash dividends paid on our common stock. Net cash provided by financing activities in the six months ended March 31, 2016 principally included $1.2 billion received upon the exercises of the 2016 Warrants by WBA and $1.0 billion of borrowings under our November 2015 Term Loan, offset, in part, by $436.8 million in purchases of our common stock.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under "Liquidity and Capital Resources" in Item 2 on page 26.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2017, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	—	$—	—	$888,885,792
February 1 to February 28	328	$89.28	—	$888,885,792
March 1 to March 31	—	$—	—	$888,885,792
Total	328		—

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as amended (pursuant to Item 601(b)(3)(i) of Regulation S-K, this Exhibit 3.1 contains a complete copy of the Amended and Restated Certificate of Incorporation of the Registrant, as amended to date and as currently in effect).

3.2	Amended and Restated Bylaws of the Registrant, dated as of March 2, 2017 (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on March 8, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 4, 2017	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

May 4, 2017	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as amended (pursuant to Item 601(b)(3)(i) of Regulation S-K, this Exhibit 3.1 contains a complete copy of the Amended and Restated Certificate of Incorporation of the Registrant, as amended to date and as currently in effect).

3.2	Amended and Restated Bylaws of the Registrant, dated as of March 2, 2017 (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on March 8, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.