Form 10-Q
period 2017-06-30
AMERISOURCEBERGEN CORP
filed 2017-08-03
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2017 was 219,111,565.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,311,467	$2,741,832
Accounts receivable, less allowances for returns and doubtful accounts: $938,446 at June 30, 2017 and $905,345 at September 30, 2016	10,553,258	9,175,876
Merchandise inventories	11,669,529	10,723,920
Prepaid expenses and other	142,970	210,219
Total current assets	23,677,224	22,851,847

Property and equipment, at cost:
Land	40,292	40,290
Buildings and improvements	994,422	859,148
Machinery, equipment, and other	1,974,384	1,717,298
Total property and equipment	3,009,098	2,616,736
Less accumulated depreciation	(1,259,184)	(1,086,054)
Property and equipment, net	1,749,914	1,530,682

Goodwill	6,042,552	5,991,497
Other intangible assets	2,871,426	2,967,849
Other assets	312,894	295,626

TOTAL ASSETS	$34,654,010	$33,637,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,804,544	$23,926,320
Accrued expenses and other	942,413	743,839
Short-term debt	4,119	610,210
Total current liabilities	25,751,076	25,280,369

Long-term debt	3,429,074	3,576,493
Long-term financing obligation	352,719	275,991
Deferred income taxes	2,400,467	2,214,774
Other liabilities	167,160	160,470

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 280,371,836 shares, and 219,035,799 shares at June 30, 2017, respectively, and 600,000,000 shares, 277,753,762 shares, and 220,050,502 shares at September 30, 2016, respectively	2,804	2,778
Additional paid-in capital	4,498,536	4,333,001
Retained earnings	2,819,907	2,303,941
Accumulated other comprehensive loss	(112,458)	(114,308)
Treasury stock, at cost: 61,336,037 shares at June 30, 2017 and 57,703,260 shares at September 30, 2016	(4,655,275)	(4,396,008)
Total stockholders’ equity	2,553,514	2,129,404

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,654,010	$33,637,501
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
		(As Revised)		(As Revised)
Revenue	$38,707,144	$36,881,680	$114,023,811	$109,289,083
Cost of goods sold	37,627,269	35,773,817	110,649,829	106,141,012
Gross profit	1,079,875	1,107,863	3,373,982	3,148,071
Operating expenses:
Distribution, selling, and administrative	525,463	516,438	1,567,853	1,560,981
Depreciation	59,478	54,000	173,083	157,861
Amortization	40,041	40,268	120,185	112,205
Warrants	—	(83,704)	—	(120,275)
Employee severance, litigation, and other	284,517	52,234	317,517	88,719
Pension settlement	—	—	—	47,607
Operating income	170,376	528,627	1,195,344	1,300,973
Other loss (income)	1,398	(2,158)	(3,958)	(3,224)
Interest expense, net	35,603	35,153	109,874	104,860
Income before income taxes	133,375	495,632	1,089,428	1,199,337
Income tax expense (benefit)	83,023	146,477	380,357	(82,907)
Net income	$50,352	$349,155	$709,071	$1,282,244

Earnings per share:
Basic	$0.23	$1.62	$3.25	$6.11
Diluted	$0.23	$1.55	$3.20	$5.68

Weighted average common shares outstanding:
Basic	218,676	215,688	218,336	209,898
Diluted	221,873	224,802	221,698	225,646

Cash dividends declared per share of common stock	$0.365	$0.340	$1.095	$1.020
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2017	2016	2017	2016
		(As Revised)		(As Revised)
Net income	$50,352	$349,155	$709,071	$1,282,244
Other comprehensive income (loss)
Net change in foreign currency translation adjustments	10,841	(8,911)	1,829	(5,434)
Pension plan adjustment, net of tax of $19,054	—	—	—	31,538
Other	191	117	21	(749)
Total other comprehensive income (loss)	11,032	(8,794)	1,850	25,355
Total comprehensive income	$61,384	$340,361	$710,921	$1,307,599
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2017	2016
OPERATING ACTIVITIES		(As Revised)
Net income	$709,071	$1,282,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	192,865	171,753
Amortization, including amounts charged to interest expense	127,395	116,961
Provision for doubtful accounts	8,651	11,310
Provision (benefit) for deferred income taxes	225,948	(220,739)
Warrants income	—	(120,275)
Share-based compensation	51,592	56,561
LIFO (credit) expense	(82,919)	274,305
Pension settlement	—	47,607
Other	(767)	(6,446)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,419,099)	(705,462)
Merchandise inventories	(829,903)	(949,887)
Prepaid expenses and other assets	23,844	35,270
Accounts payable	876,977	1,776,565
Accrued expenses, income taxes, and other liabilities	240,029	54,209
NET CASH PROVIDED BY OPERATING ACTIVITIES	123,684	1,823,976
INVESTING ACTIVITIES
Capital expenditures	(371,428)	(310,178)
Cost of acquired companies, net of cash acquired	(61,633)	(2,731,356)
Cost of equity investments	(8,300)	(19,034)
Proceeds from sales of investment securities available-for-sale	70,008	101,829
Purchases of investment securities available-for-sale	(48,635)	(41,136)
Other	13,422	(21,186)
NET CASH USED IN INVESTING ACTIVITIES	(406,566)	(3,021,061)
FINANCING ACTIVITIES
Term loan borrowings	—	1,000,000
Senior notes and term loans repayments	(750,000)	(600,000)
Borrowings under revolving and securitization credit facilities	6,784,159	8,788,432
Repayments under revolving and securitization credit facilities	(6,791,411)	(8,273,610)
Purchases of common stock	(229,928)	(1,023,149)
Exercises of warrants	—	1,168,891
Exercises of stock options, including excess tax benefits of $21,853 in fiscal 2016	94,325	73,356
Cash dividends on common stock	(240,168)	(215,070)
Tax withholdings related to restricted share vesting	(9,339)	(18,935)
Other	(5,121)	(5,070)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,147,483)	894,845
DECREASE IN CASH AND CASH EQUIVALENTS	(1,430,365)	(302,240)
Cash and cash equivalents at beginning of period	2,741,832	2,167,442
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,311,467	$1,865,202
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows for the interim periods ended June 30, 2017 and 2016 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 specifies that debt issuance costs related to a debt liability shall be reported on the balance sheet as a direct reduction from the face amount of the debt liability. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 specifies that debt issuance costs related to line-of-credit arrangements may be presented as an asset on the balance sheet and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of October 1, 2016, the Company adopted ASU 2015-03 and ASU 2015-15 on a retrospective basis, which resulted in the reclassification of $18.7 million of debt issuance costs from Other Assets to Short-Term Debt of $0.9 million and to Long-Term Debt of $17.8 million on the Company's September 30, 2016 Consolidated Balance Sheet. The adoption had no impact on the Company’s results of operations or cash flows.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it may currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period. During the quarter ended December 31, 2016, the Company early adopted ASU 2016-09, which resulted in a cumulative adjustment to retained earnings and established a deferred tax asset as of October 1, 2016 of $47.1 million for previously unrecognized tax benefits. The Company elected to adopt the Statement of Cash Flows presentation of the excess tax benefits prospectively. During the three and nine months ended June 30, 2017, the Company recognized tax benefits of $10.0 million and $34.0 million, respectively, in Income Tax Expense on the Company's Consolidated Statement of Operations. The tax benefits recognized in the three and nine months ended June 30, 2017 are not necessarily indicative of amounts that may arise in future periods.
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
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) — Principal versus Agent Considerations" ("ASU 2016-08"), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09. Entities are permitted to adopt the standards as early as the original public entity effective date of ASU 2014-09, and either full or modified retrospective application is required. The Company plans to adopt ASU 2014-09, ASU 2016-08, and ASU 2016-10 in the Company's fiscal year beginning October 1, 2019. The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact that the adoption of the above standards will have on its financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities are permitted to adopt the standard early for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to early adopt this guidance during the fourth quarter of fiscal 2017 in conjunction with its annual goodwill impairment test. The Company does not expect any impact on its results of operations, cash flows, or financial position.

As of June 30, 2017, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

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

The Company revised the prior year's financial statements. The corrections reduced diluted earnings per share by $0.01 in both the three and nine months ended June 30, 2016. The Company no longer reports rent expense for the leased facilities that are owned for accounting purposes. Instead, rental payments under the leases are recognized as a reduction of the financing obligation and as interest expense. Additionally, depreciation expense is recorded as construction assets are depreciated over their useful lives. These corrections had no impact on the net decrease in cash and cash equivalents in the nine months ended June 30, 2016.

The following illustrates the impact the aforementioned adjustments had on the Company's previously issued financial statements:

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2016
(in thousands, except per share data)	As Previously Reported	Adjustments	As Revised
Revenue	$36,881,680	$—	$36,881,680
Cost of goods sold	35,773,817	—	35,773,817
Gross profit	1,107,863	—	1,107,863
Operating expenses:
Distribution, selling, and administrative	520,032	(3,594)	516,438
Depreciation	52,419	1,581	54,000
Amortization	40,268	—	40,268
Warrants	(83,704)	—	(83,704)
Employee severance, litigation, and other	52,234	—	52,234
Operating income	526,614	2,013	528,627
Other income	(2,158)	—	(2,158)
Interest expense, net	32,115	3,038	35,153
Income before income taxes	496,657	(1,025)	495,632
Income tax expense	146,854	(377)	146,477
Net income	$349,803	$(648)	$349,155

Earnings per share:
Basic	$1.62	$—	$1.62
Diluted	$1.56	$(0.01)	$1.55

Weighted average common shares outstanding:
Basic	215,688	—	215,688
Diluted	224,802	—	224,802

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine months ended June 30, 2016
(in thousands, except per share data)	As Previously Reported	Adjustments	As Revised
Revenue	$109,289,083	$—	$109,289,083
Cost of goods sold	106,141,012	—	106,141,012
Gross profit	3,148,071	—	3,148,071
Operating expenses:
Distribution, selling, and administrative	1,571,088	(10,107)	1,560,981
Depreciation	153,232	4,629	157,861
Amortization	112,205	—	112,205
Warrants	(120,275)	—	(120,275)
Employee severance, litigation, and other	88,719	—	88,719
Pension settlement	47,607	—	47,607
Operating income	1,295,495	5,478	1,300,973
Other income	(3,224)	—	(3,224)
Interest expense, net	96,107	8,753	104,860
Income before income taxes	1,202,612	(3,275)	1,199,337
Income tax benefit	(81,703)	(1,204)	(82,907)
Net income	$1,284,315	$(2,071)	$1,282,244

Earnings per share:
Basic	$6.12	$(0.01)	$6.11
Diluted	$5.69	$(0.01)	$5.68

Weighted average common shares outstanding:
Basic	209,898	—	209,898
Diluted	225,646	—	225,646

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30, 2016
(in thousands)	As Previously Reported	Adjustments	As Revised
Net income	$349,803	$(648)	$349,155
Other comprehensive loss:
Net change in foreign currency translation adjustments	(8,911)	—	(8,911)
Other	117	—	117
Total other comprehensive loss	(8,794)	—	(8,794)
Total comprehensive income	$341,009	$(648)	$340,361

	Nine months ended June 30, 2016
(in thousands)	As Previously Reported	Adjustments	As Revised
Net income	$1,284,315	$(2,071)	$1,282,244
Other comprehensive income:
Net change in foreign currency translation adjustments	(5,434)	—	(5,434)
Pension plan adjustment, net of tax of $19,054	31,538	—	31,538
Other	(749)	—	(749)
Total other comprehensive income	25,355	—	25,355
Total comprehensive income	$1,309,670	$(2,071)	$1,307,599

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended June 30, 2016
(in thousands)	As Previously Reported	Adjustments	As Revised
OPERATING ACTIVITIES
Net income	$1,284,315	$(2,071)	$1,282,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	167,124	4,629	171,753
Amortization, including amounts charged to interest expense	116,931	30	116,961
Provision for doubtful accounts	11,310	—	11,310
Benefit for deferred income taxes	(219,535)	(1,204)	(220,739)
Warrants income	(120,275)	—	(120,275)
Share-based compensation	56,561	—	56,561
LIFO expense [1]	274,305	—	274,305
Pension settlement	47,607	—	47,607
Other	(6,446)	—	(6,446)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(705,462)	—	(705,462)
Merchandise inventories [1]	(949,887)	—	(949,887)
Prepaid expenses and other assets	35,270	—	35,270
Accounts payable	1,776,565	—	1,776,565
Accrued expenses, income taxes, and other liabilities	53,575	634	54,209
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,821,958	2,018	1,823,976
INVESTING ACTIVITIES
Capital expenditures	(310,178)	—	(310,178)
Cost of acquired companies, net of cash acquired	(2,731,356)	—	(2,731,356)
Cost of equity investments	(19,034)	—	(19,034)
Proceeds from sales of investment securities available-for-sale	101,829	—	101,829
Purchases of investment securities available-for-sale	(41,136)	—	(41,136)
Other	(21,186)	—	(21,186)
NET CASH USED IN INVESTING ACTIVITIES	(3,021,061)	—	(3,021,061)
FINANCING ACTIVITIES
Term loan borrowings	1,000,000	—	1,000,000
Term loan repayments	(600,000)	—	(600,000)
Borrowings under revolving and securitization credit facilities	8,788,432	—	8,788,432
Repayments under revolving and securitization credit facilities	(8,273,610)	—	(8,273,610)
Purchases of common stock	(1,023,149)	—	(1,023,149)
Exercises of warrants	1,168,891	—	1,168,891
Exercises of stock options, including excess tax benefits of $21,853	73,356	—	73,356
Cash dividends on common stock	(215,070)	—	(215,070)
Tax withholdings related to restricted share vesting	(18,935)	—	(18,935)
Other	(3,052)	(2,018)	(5,070)
NET CASH PROVIDED BY FINANCING ACTIVITIES	896,863	(2,018)	894,845
DECREASE IN CASH AND CASH EQUIVALENTS	(302,240)	—	(302,240)
Cash and cash equivalents at beginning of period	2,167,442	—	2,167,442
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,865,202	$—	$1,865,202

1 Amounts as previously reported have been revised to report LIFO Expense separately from the change in Merchandise Inventories.

Note 3.  Income Taxes

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of June 30, 2017, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $100.8 million ($72.0 million, net of federal benefit). If recognized, these tax benefits would reduce income tax expense and the effective tax rate.  Included in this amount is $15.1 million of interest and penalties, which the Company records in income tax expense. During the nine months ended June 30, 2017, unrecognized tax benefits increased by $12.6 million. Over the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $4.8 million.

The Company's effective tax rates were 62.2% and 34.9% in the three and nine months ended June 30, 2017, respectively. The Company's effective tax rates were 29.6% and (6.9)% in the three and nine months ended June 30, 2016, respectively. The effective tax rates in the three and nine months ended June 30, 2017 were negatively impacted by non-deductible legal settlement charges (see Note 9), offset in part by certain discrete items, the growth of the Company's international businesses in Switzerland and Ireland that have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting. Prior to fiscal 2017, tax benefits resulting from share-based compensation were recorded as adjustments to Additional Paid-In Capital within Stockholders' Equity (see Note 1). The effective tax rate in the three months ended June 30, 2016 was favorably impacted primarily by the Company's international businesses that have lower income tax rates. The effective tax rate in the nine months ended June 30, 2016 primarily benefited from the receipt of an Internal Revenue Service private letter ruling that entitled the Company to an income tax deduction equal to the fair value of the Warrants on the dates of exercise.

Note 4.  Goodwill and Other Intangible Assets

Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2017:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill at September 30, 2016	$4,264,485	$1,727,012	$5,991,497
Goodwill recognized in connection with acquisitions	—	54,136	54,136
Goodwill disposed in connection with divestiture	—	(3,564)	(3,564)
Foreign currency translation	—	483	483
Goodwill at June 30, 2017	$4,264,485	$1,778,067	$6,042,552

Following is a summary of other intangible assets:

	June 30, 2017			September 30, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names	$685,016	$—	$685,016	$684,991	$—	$684,991
Finite-lived:
Customer relationships	2,326,034	(374,591)	1,951,443	2,322,404	(273,638)	2,048,766
Trade names and other	326,397	(91,430)	234,967	307,234	(73,142)	234,092
Total other intangible assets	$3,337,447	$(466,021)	$2,871,426	$3,314,629	$(346,780)	$2,967,849

Amortization expense for finite-lived intangible assets was $40.0 million and $40.3 million in the three months ended June 30, 2017 and 2016, respectively. Amortization expense for finite-lived intangible assets was $120.2 million and $112.2 million in the nine months ended June 30, 2017 and 2016, respectively. Amortization expense for finite-lived intangible assets is estimated to be $161.1 million in fiscal 2017, $161.3 million in fiscal 2018, $156.6 million in fiscal 2019, $152.0 million in fiscal 2020, $150.7 million in fiscal 2021, and $1,525.3 million thereafter.

Note 5.  Debt

Debt consisted of the following:

(in thousands)	June 30, 2017	September 30, 2016
Revolving credit note	$—	$—
Receivables securitization facility due 2019	500,000	500,000
Term loans due in 2020	547,659	697,055
Multi-currency revolving credit facility due 2021	—	—
Overdraft facility due 2021	4,119	11,275
$600,000, 1.15% senior notes due 2017	—	598,935
$400,000, 4.875% senior notes due 2019	398,217	397,669
$500,000, 3.50% senior notes due 2021	497,748	497,361
$500,000, 3.40% senior notes due 2024	496,643	496,276
$500,000, 3.25% senior notes due 2025	494,779	494,266
$500,000, 4.25% senior notes due 2045	494,028	493,866
Total debt	3,433,193	4,186,703
Less current portion	4,119	610,210
Total, net of current portion	$3,429,074	$3,576,493

In May 2017, the Company repaid the $600 million of 1.15% senior notes that became due.

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2017) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points at June 30, 2017). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2017.

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of June 30, 2017.

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2017.

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

In February 2015, the Company entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through June 30, 2017, the Company elected to make principal payments, prior to the scheduled repayment dates, of $775 million on the February 2015 Term Loan, and as a result, the Company’s next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at June 30, 2017) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2017.

In November 2015, the Company entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. In March 2016, the Company made a scheduled principal payment of $25 million. Additionally, through June 30, 2017, the Company elected to make principal payments, prior to the scheduled repayment date, of $650 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at June 30, 2017) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2017.

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

In November 2016, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2017, the Company purchased 1.4 million shares of its common stock for a total of $111.1 million. As of June 30, 2017, the Company had $888.9 million of availability remaining under the November 2016 share repurchase program.

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

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2017	2016	2017	2016
Weighted average common shares outstanding - basic	218,676	215,688	218,336	209,898
Dilutive effect of stock options, restricted stock, and restricted stock units	3,197	3,042	3,362	3,440
Dilutive effect of Warrants	—	6,072	—	12,308
Weighted average common shares outstanding - diluted	221,873	224,802	221,698	225,646

The potentially dilutive stock options, restricted stock, and restricted stock units that were antidilutive for the three and nine months ended June 30, 2017 were 3.7 million and 4.3 million, respectively. The potentially dilutive stock options, restricted stock, restricted stock units, and Warrants that were antidilutive for the three and nine months ended June 30, 2016 were 4.1 million and 2.6 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $11.2 billion and $33.4 billion in the three and nine months ended June 30, 2017, respectively. Revenue from the various agreements and arrangements with WBA was $10.8 billion and $32.5 billion in the three and nine months ended June 30, 2016, respectively. The Company’s receivable from WBA (after incentives owed to it) was $5.0 billion and $4.0 billion at June 30, 2017 and September 30, 2016, respectively.

Note 8. Employee Severance, Litigation, and Other

The following table illustrates the charges by the Company relating to employee severance, litigation, and other for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2017	2016	2017	2016
Litigation settlements	$273,400	$—	$289,400	$—
Employee severance and other costs	9,584	34,554	21,767	40,247
Deal-related transaction costs	1,533	531	6,350	18,323
Transfer of surplus assets from a settled salaried defined benefit pension plan to a defined contribution 401(k) plan	—	17,149	—	17,149
Customer contract dispute settlements	—	—	—	13,000
Total employee severance, litigation, and other	$284,517	$52,234	$317,517	$88,719

For the three months ended June 30, 2017, the Company incurred $273.4 million of charges for litigation settlements (see Note 9), $9.6 million of costs primarily related to facility closures and certain acquisition-related integration costs, and $1.5 million of deal-related transaction costs. For the nine months ended June 30, 2017, the Company incurred $289.4 million of charges for litigation settlements, $21.8 million of costs primarily related to facility closures and certain acquisition-related integration costs, and $6.4 million of deal-related transaction costs. For the three months ended June 30, 2016, the Company incurred $34.6 million of employee severance and other costs, a $17.1 million charge related to the transfer of surplus assets from the Company's settled salaried defined benefit pension plan to its defined contribution 401(k) plan, and $0.5 million of deal-related transaction costs. For the nine months ended June 30, 2016, the Company incurred $40.2 million of employee severance and other costs, $18.3 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), a $17.1 million charge related to the transfer of surplus assets from the Company's settled salaried defined benefit pension plan to its defined contribution 401(k) plan, and $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items).

Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.

Note 9. Legal Matters and Contingencies
In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, and government investigations, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to the specific legal proceedings and claims described below, except as otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on the Company's results of operations or cash flows for that period or on the Company's financial condition.

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

Since fiscal 2012, the Company and its subsidiary AmerisourceBergen Specialty Group ("ABSG") have been responding to subpoenas from the United States Attorney's Office for the Eastern District of New York ("USAO-EDNY") requesting production of documents and information relating to the pre-filled syringe program of ABSG’s subsidiary Medical Initiatives, Inc., ABSG's oncology distribution center, its group purchasing organization for oncologists, and intercompany transfers of certain oncology products. Medical Initiatives, Inc. voluntarily ceased operations in early 2014. The Company has produced documents and witnesses, and has engaged in ongoing dialogue with the USAO-EDNY, since 2012.
ABSG recently reached an agreement in principle with the USAO-EDNY which the Company understands will resolve the government’s criminal investigation in its entirety. The agreement in principle is subject to negotiation of final terms, approval by the parties and execution of definitive documents, and the approval of the Court. Under the terms of the agreement in principle, ABSG will pay $260.0 million and plead guilty to a strict liability misdemeanor offense under the FDCA in connection with the failure of Medical Initiatives, Inc. to duly register with the United States Food and Drug Administration, and the Company will enter into a Compliance Agreement with the United States Department of Justice. In connection with the agreement in principle, the Company recorded a litigation reserve of $260.0 million in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations for the three and nine months ended June 30, 2017.
The USAO-EDNY has also indicated that it intends to pursue alleged civil claims under the False Claims Act. Discussions with the USAO-EDNY to resolve such claims are ongoing, however there are significant disagreements between the parties and it remains unclear whether a settlement can be reached at this time or whether the matter will proceed to litigation. Should the matter proceed to litigation, the Company intends to vigorously defend itself. Any settlement or other resolution of this civil matter could have an adverse effect on our business, results of operations, or cash flows. The Company is unable to reasonably estimate a range of loss, and no conclusion can be drawn at this time as to any likely outcome in this matter.

In fiscal 2012, the Company's subsidiary AmerisourceBergen Drug Corporation ("ABDC") received a subpoena from the United States Attorney's Office for the District of New Jersey ("USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers' purchases of controlled substances, and DEA audits. In July 2017, the USAO-NJ and DEA served an administrative subpoena seeking records and requests relating to ABDC’s diversion control programs from 2013 to the present. The Company continues to engage in dialogue with the USAO-NJ, including discussions to attempt to reach a negotiated settlement. No conclusion can be drawn at this time as to any likely outcome in this matter.

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

The Company’s subsidiary U.S. Bioservices Corporation ("US Bio") has reached an agreement in principle with the United States Attorney’s Office for the Southern District of New York ("USAO-SDNY") related to the previously disclosed matter involving the dispensing of one product and US Bio’s relationship with the manufacturer of that product. The Company understands that settlement pursuant to the agreement in principle will resolve the government’s investigation in its entirety. The agreement in principle is subject to negotiation of final terms, approval by the parties, and execution of definitive documents. Under the terms of the agreement in principle, this matter will be dismissed with prejudice pursuant to a settlement stipulation, upon entry by the Court, which will provide for the payment of $13.4 million and the express denial of the allegations and any wrongdoing. The Company recorded a litigation reserve of $13.4 million in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations for the three and nine months ended June 30, 2017.

In January 2017, US Bio received a subpoena for information from the USAO-EDNY relating to US Bio’s activities in connection with billing for products and making returns of potential overpayments to government payers. The Company is engaged in discussions with the USAO-EDNY and will be producing documents in response to the subpoena.

For those matters for which the Company has not recognized a liability, the Company cannot predict the outcome of ongoing investigations or their impact on the Company as uncertainty remains with regard to whether such matters will proceed to trial, whether settlements will be reached and the amount and terms of any such settlements. Outcomes may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity obligations and/or other civil and criminal penalties.

State Proceedings

In June 2012, the Attorney General of the State of West Virginia ("West Virginia AG") filed complaints, which were amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary ABDC, alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations. The West Virginia AG was seeking monetary damages and injunctive and other equitable relief. This matter was dismissed with prejudice on January 9, 2017 pursuant to a settlement agreement that provided for the payment of $16.0 million and express denial of the allegations in the complaints and any wrongdoing. During the nine months ended June 30, 2017, the Company recognized the $16.0 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations.

ABDC was sued in West Virginia state court by McDowell County, West Virginia on December 23, 2016, with an Amended Complaint filed on February 24, 2017, alleging, among other claims, negligence in the distribution of controlled substances, violation of the West Virginia Controlled Substances Act, and unjust enrichment. ABDC filed a notice of removal of this matter on January 26, 2017 and a motion to dismiss the Amended Complaint with prejudice on March 17, 2017. The county’s motion to remand was denied, so the case remains pending in federal court in West Virginia. ABDC was sued in state court by the City of Huntington, West Virginia on January 20, 2017, with an Amended Complaint filed on January 26, 2017 but not served, asserting similar claims to the McDowell County action, including for negligence, violation of the West Virginia Controlled Substances Act, and unjust enrichment. ABDC filed a notice of removal of this matter on February 23, 2017 and a motion to dismiss on March 2, 2017. Four additional cities, Williamson, Gilbert, Kermit and Welch, and the County Commission for Lincoln County have filed suit against ABDC asserting similar claims in state court. Each of those cases was removed to federal court and the deadlines for filing responsive pleadings, including motions to dismiss, are stayed until after briefing of the expected motions to remand. Additionally, seven County Commissions (Boone, Cabell, Fayette, Kanawha, Logan, Wayne and Wyoming) have filed suit in federal court, each asserting a single claim for public nuisance. ABDC has filed a motion to dismiss each of those federal complaints. The motions to dismiss the seven federal complaints were argued on June 20, 2017, and no decision has yet been issued on those motions.

On April 24, 2017, a lawsuit was filed on behalf of the Cherokee Nation in the District Court for the Cherokee Nation against ABDC, other distributors, and pharmacies. This case alleges claims similar to those in the cases brought by certain counties and cities in West Virginia, including, among others, claims for violation of the Cherokee Nation Unfair and Deceptive Practices Act, nuisance, negligence/gross negligence and unjust enrichment. ABDC and its co-defendants filed a declaratory judgment action in the Northern District of Oklahoma seeking a judgment that the District Court for the Cherokee Nation lacks jurisdiction over the defendants and the claims. The defendants also filed a motion for preliminary injunction. The proceeding in the court of the Cherokee Nation is temporarily stayed pending the outcome of the preliminary injunction motion. The Cherokee Nation filed its response to the preliminary injunction motion on July 21, 2017.

On June 5, 2017, the City of Dayton, Ohio filed a lawsuit against distributors, manufacturers of controlled substances, and key opinion leaders alleged to have promoted the use of certain controlled substances. The complaint asserts claims of violation of the Ohio Consumer Sales Practices statute, violation of the Ohio Deceptive Trade Practices statute, public nuisance under both statutory and common law, fraud and unjust enrichment against all defendants. A separate single count of negligence has also been alleged against distributor defendants. ABDC has not yet been served with the complaint from the City of Dayton. On July 7, 2017, the manufacturer defendants filed a notice of removal which alleges that the distributor defendants, including ABDC, are dispensable parties subject to severance, or were fraudulently misjoined. On June 29, 2017, the City of Lorain, Ohio filed a similar lawsuit containing the same allegations and claims as the Dayton lawsuit. ABDC has not yet filed responsive pleadings in either matter, but anticipates filing Motions to Dismiss at the appropriate time.

On June 12, 2017, Nassau County, New York filed a lawsuit against distributors, manufacturers of controlled substances, and individuals. This lawsuit was filed by the same plaintiff’s counsel as the two Ohio cases and contains identical allegations and claims. ABDC has not filed a responsive pleading, but anticipates filing a motion to dismiss in advance of September 22, 2017, the date on which responsive pleadings are due.

Other entities, including additional attorney general’s offices, counties and cities in multiple states, have indicated their intent to sue. ABDC intends to vigorously defend itself against the pending and any threatened lawsuits. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to these matters.

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
ABDC answered all of the complaints, denied PMC’s allegations, and filed counterclaims alleging, among other things, that PMC failed to pay nearly $50 million in invoices related to pharmaceutical products it received from ABDC. On April 1, 2016, the Jefferson Circuit Court granted ABDC’s motion for partial summary judgment on one counterclaim and entered judgment in the amount of $48.6 million against PMC. On August 1, 2017, ABDC and PMC entered into an agreement in principle to resolve all claims in the litigation, including the pending judgment against PMC, for a one-time payment from PMC to ABDC of $3.1 million. As a result of this agreement in principle, the Company expects no impact to its consolidated results of operations. As part of the agreement in principle, the parties are requesting a stay of the judicial proceedings, which requires Court approval. The settlement of the litigation will not be effective unless and until a newly formed entity controlled by KKR & Co. L.P., with Walgreens Boots Alliance, Inc. as a minority investor, completes its acquisition of PMC, which is expected to be completed in early 2018.

Note 10.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers’ class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. The Company recognized no gains during the three months ended June 30, 2017 and recognized gains of $1.4 million during the nine months ended June 30, 2017 related to these class action lawsuits. During the three and nine months ended June 30, 2016, the Company recognized gains of $121.0 million and $133.8 million, respectively, related to these class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s consolidated statements of operations.

Note 11.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable at June 30, 2017 and September 30, 2016 approximate fair value based upon the relatively short-term nature of these financial instruments. The Company had no investments in money market accounts as of June 30, 2017. Within cash and cash equivalents, the Company had $650.0 million of investments in money market accounts as of September 30, 2016. The fair value of the money market accounts was determined based on unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The Company had $100.4 million of investment securities available-for-sale, $95.7 million of which were within cash and cash equivalents, at June 30, 2017. The amortized cost of the investments was $100.4 million at June 30, 2017. The Company had $39.1 million of investment securities available-for-sale, $13.0 million of which were within cash and cash equivalents, at September 30, 2016. The amortized cost of the investments was $39.1 million at September 30, 2016. The fair value of the investments was based on inputs other than quoted market prices, otherwise known as Level 2 inputs. The investments held as of June 30, 2017 consisted of fixed-income securities maturing in July 2017.

The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of June 30, 2017 were $3,429.1 million and $3,521.2 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2016 were $3,576.5 million and $3,750.9 million, respectively. The fair value of long-term debt was determined based on Level 2 inputs, as defined above.

Note 12.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company’s operations are comprised of operating segments that are aggregated in the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in Other for the purpose of reportable segment presentation. The Pharmaceutical Distribution Services reportable segment consists of the ABDC and ABSG operating segments. Other consists of operating segments that focus on global commercialization services and animal health and includes AmerisourceBergen Consulting Services ("ABCS"), World Courier, and MWI Animal Health.

In June 2017, the Company announced its intention to combine the ABDC and ABSG operating segments into a single operating segment. The Company expects this combination to be substantially completed by September 30, 2017. Additionally, upon completion of this reorganization, the Company's non-title third party logistics business (which is currently included within the Pharmaceutical Distribution Services reportable segment) will be combined with other operating segments that comprise Other, while ABCS's distribution business (currently included in Other) will be included in the Pharmaceutical Distribution Services reportable segment. The Company does not expect these changes to have a material impact to its historical reportable segment operating results.

The following tables illustrate reportable segment information for the three and nine months ended June 30, 2017 and 2016:

	Revenue
	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2017	2016	2017	2016
Pharmaceutical Distribution Services	$37,032,709	$35,373,725	$109,127,631	$104,734,137
Other	1,743,954	1,576,368	5,103,745	4,753,988
Intersegment eliminations	(69,519)	(68,413)	(207,565)	(199,042)
Revenue	$38,707,144	$36,881,680	$114,023,811	$109,289,083

Intersegment eliminations primarily represent the elimination of certain ABCS sales to the Pharmaceutical Distribution Services reportable segment.

	Segment Operating Income
	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2017	2016	2017	2016
		(As Revised)		(As Revised)
Pharmaceutical Distribution Services	$376,632	$412,731	$1,232,899	$1,294,150
Other	94,682	82,511	313,094	272,032
Intersegment eliminations	(198)	—	$(212)	$—
Total segment operating income	$471,116	$495,242	$1,545,781	$1,566,182

The following table reconciles total segment operating income to income before income taxes:

	Income Before Income Taxes
	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2017	2016	2017	2016
		(As Revised)		(As Revised)
Total segment operating income	$471,116	$495,242	$1,545,781	$1,566,182
Gain from antitrust litigation settlements	—	120,960	1,395	133,758
LIFO credit (expense)	24,723	(80,364)	82,919	(274,305)
Acquisition-related intangibles amortization	(40,946)	(38,681)	(117,234)	(108,611)
Warrants income	—	83,704	—	120,275
Employee severance, litigation, and other	(284,517)	(52,234)	(317,517)	(88,719)
Pension settlement	—	—	—	(47,607)
Operating income	170,376	528,627	1,195,344	1,300,973
Other loss (income)	1,398	(2,158)	(3,958)	(3,224)
Interest expense, net	35,603	35,153	109,874	104,860
Income before income taxes	$133,375	$495,632	$1,089,428	$1,199,337

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
We are one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. We are organized based upon the products and services we provide to our customers. Our operations are comprised of operating segments that are aggregated in the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in Other for the purpose of our reportable segment presentation.
Pharmaceutical Distribution Services Segment
The Pharmaceutical Distribution Services reportable segment is comprised of two operating segments, which include the operations of AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). In June 2017, we announced our intention to combine the ABDC and ABSG operating segments into a single operating segment. We expect this combination to be substantially completed by September 30, 2017. Additionally, upon completion of this reorganization, our non-title third party logistics business (which is currently included within the Pharmaceutical Distribution Services reportable segment) will be combined with other operating segments that comprise Other, while the AmerisourceBergen Consulting Services’ distribution business (currently included in Other) will be included in our Pharmaceutical Distribution Services reportable segment. We do not expect these changes to have a material impact to our historical reportable segment operating results.
Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution Services segment's operations provide drug distribution and related services designed to reduce healthcare costs and improve patient outcomes.
The Pharmaceutical Distribution Services reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, outsourced compounded sterile preparations, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. Through a number of operating businesses, the Pharmaceutical Distribution Services reportable segment provides pharmaceutical distribution (including plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the Pharmaceutical Distribution Services reportable segment provides third party logistics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The Pharmaceutical Distribution Services reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, it delivers packaging solutions to institutional and retail healthcare providers.
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
Other
Other consists of operating segments that focus on global commercialization services and animal health and includes AmerisourceBergen Consulting Services ("ABCS"), World Courier, and MWI Animal Health ("MWI").
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

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•
Revenue increased 4.9% and 4.3% from the prior year quarter and nine month period, respectively, as a result of increased sales to some of ABDC's larger customers and the strong revenue growth of certain business units within ABSG, offset in part by a decline in sales of products that treat Hepatitis C;

•
Total gross profit decreased 2.5% in the current year quarter primarily due to the decrease in gains from antitrust litigation settlements of $121.0 million and a decrease in gross profit in Pharmaceutical Distribution Services, offset in part by a reduction of last-in, first-out ("LIFO") expense, which was a credit of $24.7 million in the current year quarter, in comparison to an expense charge of $80.4 million in the prior year quarter and an increase in gross profit in Other. Total gross profit increased 7.2% in the current year nine month period primarily due to the reduction of LIFO expense, which was a credit of $82.9 million in the current year nine month period, in comparison to an expense charge of $274.3 million in the prior year nine month period and an increase in gross profit in Other, offset in part by a decrease in gains from antitrust litigation settlements of $132.4 million and a decrease in gross profit in Pharmaceutical Distribution Services. The LIFO credits in the current year quarter and nine month period were primarily driven by lower expected brand inflation and greater expected generic deflation for fiscal 2017 in comparison to those expectations at June 30, 2016 for the prior fiscal year;

•
Pharmaceutical Distribution Services gross profit decreased 4.4% and 2.7% from the prior year quarter and nine month period, respectively. Gross profit in the current year quarter was adversely impacted by the prior year contract renewal effective July 1, 2016 at less favorable terms with Kaiser Permanente ("Kaiser"), lower price appreciation, and a lower contribution from PharMEDium as it shipped fewer units while we increased our investment in quality control and quality assurance systems to enhance product quality and patient safety and to meet all of PharMEDium's commitments to the U.S. Food and Drug Administration ("FDA") pursuant to the new federal requirements for outsourcing facilities. Gross profit growth in the current year nine month period was adversely impacted by the prior year contract renewals at less favorable terms with a significant group purchasing organization ("GPO") customer and Kaiser, and lower price appreciation;

•
Distribution, selling, and administrative expenses increased slightly compared to the prior year quarter and nine month period. Distribution, selling, and administrative expenses as a percentage of revenue were 1.36% and 1.38% in the current year quarter and nine month period, respectively, and represent decreases of 4 basis points compared to the prior year quarter and 5 basis points compared to the prior year nine month period. The decreases in expense as a percentage of revenue in comparison to the prior year periods were primarily due to initiatives taken in second half of fiscal 2016 to improve operating efficiency across many of our businesses and certain administrative functions;

•
Total operating expenses increased $330.3 million and $331.5 million from the prior year quarter and nine month period, respectively, primarily due to litigation settlements of $273.4 million and $289.4 million recognized during the quarter and nine month period ended June 30, 2017, respectively (see Note 9 of the Notes to Consolidated Financial Statements);

•
Total segment operating income decreased by 4.9% and 1.3% compared to the prior year quarter and nine month period, respectively, primarily due to the decline in Pharmaceutical Distribution Services' operating income due to the gross profit factors noted above and was partially offset by increased contributions from our businesses in Other, and;

•
Our effective tax rates were 62.2% and 34.9% in the three and nine months ended June 30, 2017, respectively. Our effective tax rates were 29.6% and (6.9)% in the three and nine months ended June 30, 2016, respectively. Our effective tax rates in the three and nine months ended June 30, 2017 were negatively impacted by non-deductible legal settlement charges (see Note 9 of the Notes to Consolidated Financial Statements), offset in part by certain discrete items, the growth of our international businesses in Switzerland and Ireland that have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting. Prior to fiscal 2017, tax benefits resulting from share-based compensation were recorded as adjustments to Additional Paid-In Capital within Stockholders' Equity (see Note 1 of the Notes to Consolidated Financial Statements). Our effective tax rate in the three months ended June 30, 2016 was favorably impacted primarily by our international businesses that have lower income tax rates. Our effective tax rate in the nine months ended June 30, 2016 primarily benefited from the receipt of an Internal Revenue Service ("IRS") private letter ruling that entitled us to an income tax deduction equal to the fair value of the Warrants on the dates of exercise.

Results of Operations

Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Pharmaceutical Distribution Services	$37,032,709	$35,373,725	4.7%	$109,127,631	$104,734,137	4.2%
Other	1,743,954	1,576,368	10.6%	5,103,745	4,753,988	7.4%
Intersegment eliminations	(69,519)	(68,413)	1.6%	(207,565)	(199,042)	4.3%
Revenue	$38,707,144	$36,881,680	4.9%	$114,023,811	$109,289,083	4.3%

Revenue increased by 4.9% and 4.3% from the prior year quarter and nine month period, respectively. See discussions below under "Pharmaceutical Distribution Services Segment" and "Other" for commentary regarding our revenue growth.

We currently expect our revenue in fiscal 2017 to increase by approximately 5%. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in federal government rules and regulations.

Pharmaceutical Distribution Services Segment

The Pharmaceutical Distribution Services segment grew its revenue by 4.7% and 4.2% from the prior year quarter and nine month period, respectively. Intrasegment revenue between ABDC and ABSG has been eliminated in the presentation of total Pharmaceutical Distribution Services revenue. Intrasegment revenue primarily consisted of ABSG sales directly to ABDC customer sites or ABSG sales to ABDC facilities. Intrasegment revenue was $2.5 billion and $2.0 billion in the quarters ended June 30, 2017 and 2016, respectively, and $6.8 billion and $5.5 billion in the nine month periods ended June 30, 2017 and 2016, respectively.

ABDC’s revenue of $31.4 billion and $92.8 billion in the quarter and nine months ended June 30, 2017 increased 4.5% and 3.9% from the prior year quarter and nine month period (before intrasegment eliminations), respectively. The increases in ABDC’s revenue were primarily due to the growth of some of ABDC's larger customers and due to overall market growth within the retail customer segment, offset in part by a decline in sales of products that treat Hepatitis C.

ABSG’s revenue of $8.1 billion and $23.2 billion in the quarter and nine months ended June 30, 2017 increased 10.3% and 10.5%, respectively, from the prior year quarter and nine month periods (before intrasegment eliminations), respectively. The increases in ABSG’s revenue were primarily due to strong overall performance, especially in the sale of oncology products, and increased sales in our third party logistics business.

A number of our contracts with customers, including GPOs, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the nine months ended June 30, 2017, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Other

Revenue in Other increased 10.6% and 7.4% from the prior year quarter and nine month period, respectively, primarily due to increased revenue from MWI due to strong growth in its companion animal business and ABCS due to its growth in manufacturer service programs.

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Pharmaceutical Distribution Services	$759,254	794,424	(4.4)%	2,383,346	2,448,601	(2.7)%
Other	296,096	272,843	8.5%	906,534	840,017	7.9%
Intersegment eliminations	(198)	—		(212)	—
Gain from antitrust litigation settlements	—	120,960		1,395	133,758
LIFO credit (expense)	24,723	(80,364)		82,919	(274,305)
Gross profit	$1,079,875	$1,107,863	(2.5)%	$3,373,982	$3,148,071	7.2%

Gross profit decreased 2.5%, or $28.0 million from the prior year quarter, and increased 7.2%, or $225.9 million, from the prior year nine month period. The decrease in gross profit from the prior year quarter was primarily due to the $121.0 million decrease in gains from antitrust litigation settlements and a decrease in gross profit in Pharmaceutical Distribution Services, offset in part by the decrease in LIFO expense of $105.1 million and an increase in gross profit in Other. The increase in gross profit from the prior year nine month period was primarily due to a decrease in LIFO expense of $357.2 million and an increase in gross profit in Other, offset in part by a decrease in gains from antitrust litigation settlements of $132.4 million and a decrease in gross profit in Pharmaceutical Distribution Services. The LIFO credits in the current year quarter and nine month period were primarily driven by lower expected brand inflation and greater expected generic deflation for fiscal 2017 in comparison to those expectations at June 30, 2016 for the prior fiscal year.

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

Pharmaceutical Distribution Services gross profit decreased 4.4%, or $35.2 million, and 2.7%, or $65.3 million, from the prior year quarter and nine month period, respectively. Gross profit in the current year quarter was adversely impacted by the prior year contract renewal effective July 1, 2016 at less favorable terms with Kaiser, lower price appreciation, and a lower contribution from PharMEDium as it shipped fewer units while we increased our investment in quality control and quality assurance systems to enhance product quality and patient safety and to meet all of PharMEDium's commitments to the FDA pursuant to the new federal requirements for outsourcing facilities. We expect a lower contribution from PharMEDium through the remainder of fiscal 2017 until the aforementioned procedures have been fully implemented. Gross profit in the current year nine month period was adversely impacted by prior year contract renewals at less favorable terms with a significant GPO customer and Kaiser and lower price appreciation. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.05% and 2.18% in the quarter and nine months ended June 30, 2017, respectively, decreased 20 basis points and 16 basis points from the prior year quarter and nine month period, respectively. The decrease from the prior year quarter and nine month period was primarily due to the above-mentioned contract renewals, lower price appreciation, and increased sales to some of our larger customers that typically have a lower gross profit margin.

Gross profit in Other increased 8.5%, or $23.3 million, and 7.9%, or $66.5 million, from the prior year quarter and nine month period, respectively. The increases from the prior year periods were primarily due to revenue growth of ABCS and MWI. As a percentage of revenue, gross profit margin in Other of 16.98% in the quarter ended June 30, 2017 decreased from 17.31% in the prior year quarter primarily due to lower gross profit margin at MWI. As a percentage of revenue, gross profit margin in Other of 17.76% in the nine months ended June 30, 2017 increased from 17.67% in the prior year nine month period.

We recognized no gains from antitrust litigation settlements with pharmaceutical manufacturers in the quarter ended June 30, 2017. Gains from antitrust litigation settlements with pharmaceutical manufacturers were $121.0 million in the quarter ended June 30, 2016. We recognized gains of $1.4 million and $133.8 million from antitrust litigation settlements with pharmaceutical manufacturers during the nine months ended June 30, 2017 and 2016, respectively. The gains were recorded as reductions to cost of goods sold.

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
		(As Revised)			(As Revised)
Distribution, selling, and administrative	$525,463	$516,438	1.7%	$1,567,853	$1,560,981	0.4%
Depreciation and amortization	99,519	94,268	5.6%	293,268	270,066	8.6%
Warrants income	—	(83,704)		—	(120,275)
Employee severance, litigation, and other	284,517	52,234		317,517	88,719
Pension settlement charge	—	—		—	47,607
Total operating expenses	$909,499	$579,236	57.0%	$2,178,638	$1,847,098	17.9%

Distribution, selling, and administrative expenses increased 1.7%, or $9.0 million, and 0.4%, or $6.9 million, from the prior year quarter and nine month period, respectively. As a percentage of revenue, distribution, selling, and administrative expenses were 1.36% and 1.38% in the current year quarter and nine month period, respectively, and represent decreases of 4 basis points compared to the prior year quarter and 5 basis points compared to the prior year nine month period. The decreases in expense as a percentage of revenue in comparison to the prior year periods were primarily due to initiatives taken in the second half of fiscal 2016 to improve operating efficiency across many of our businesses and certain administrative functions.

Depreciation expense increased 10.1% and 9.6% from the prior year quarter and nine month period, respectively, due to an increase in the amount of property and equipment placed in service. Amortization expense decreased 0.6% from the prior year quarter and increased 7.1% from the prior year nine month period. The increase in amortization expense from the prior year nine month period was primarily due to the amortization of intangible assets originating from our November 6, 2015 acquisition of PharMEDium.

There was no Warrants expense or income in the current fiscal year periods as the Warrants were exercised in March 2016 and August 2016.

Employee severance, litigation, and other for the quarter ended June 30, 2017 included $273.4 million for litigation settlements (see Note 9 of the Notes to the Consolidated Financial Statements for further details), $9.6 million of costs primarily related to facility closures and certain acquisition-related integration costs, and $1.5 million of deal-related transaction costs. Employee severance, litigation, and other for the nine months ended June 30, 2017 included $289.4 million for litigation settlements, $21.8 million of costs primarily related to facility closures and certain acquisition-related integration costs, and $6.4 million of deal-related transaction costs. Employee severance, litigation, and other for the quarter ended June 30, 2016 included $34.6 million of employee severance and other costs, a $17.1 million charge related to the transfer of surplus assets from our settled salaried defined benefit pension plan to our defined contribution 401(k) plan, and $0.5 million of deal-related transaction costs. Employee severance, litigation, and other for the nine months ended June 30, 2016 included $40.2 million of employee severance and other costs, $18.3 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), a $17.1 million charge related to the transfer of surplus assets from our settled salaried defined benefit pension plan to our defined contribution 401(k) plan, and $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items).

Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
		(As Revised)			(As Revised)
Pharmaceutical Distribution Services	$376,632	$412,731	(8.7)%	$1,232,899	$1,294,150	(4.7)%
Other	94,682	82,511	14.8%	313,094	272,032	15.1%
Intersegment eliminations	(198)	—		(212)	—
Total segment operating income	471,116	495,242	(4.9)%	1,545,781	1,566,182	(1.3)%

Gain from antitrust litigation settlements	—	120,960		1,395	133,758
LIFO credit (expense)	24,723	(80,364)		82,919	(274,305)
Acquisition-related intangibles amortization	(40,946)	(38,681)		(117,234)	(108,611)
Warrants income	—	83,704		—	120,275
Employee severance, litigation, and other	(284,517)	(52,234)		(317,517)	(88,719)
Pension settlement	—	—		—	(47,607)
Operating income	$170,376	$528,627		$1,195,344	$1,300,973

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit (expense); acquisition-related intangibles amortization; Warrants income; employee severance, litigation, and other; and pension settlement.

Pharmaceutical Distribution Services operating income decreased 8.7%, or $36.1 million, and 4.7%, or $61.3 million, from the prior year quarter and nine month period, respectively, primarily due to the decreases in gross profit. As a percentage of revenue, Pharmaceutical Distribution Services operating income margin decreased 15 basis points and 11 basis points from the prior year quarter and nine month period, respectively. The decreases from the prior year periods are primarily due to the prior year contract renewals at less favorable terms, lower price appreciation, and increased sales to some of our larger customers that typically have lower gross profit margin, offset in part by our initiatives to improve operating efficiency.

Operating income in Other increased 14.8%, or $12.2 million, and 15.1%, or $41.1 million, from the prior year quarter and nine month period, respectively, primarily due to the gross profit increases of ABCS and MWI, offset in part by an increase in operating expenses.

Interest expense, net and the respective weighted average interest rates in the quarters ended June 30, 2017 and 2016 were as follows:

	2017		2016
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
			(As Revised)
Interest expense	$37,017	3.07%	$36,678	2.71%
Interest income	(1,414)	0.60%	(1,525)	0.50%
Interest expense, net	$35,603		$35,153

Interest expense, net and the respective weighted average interest rates in the nine months ended June 30, 2017 and 2016 were as follows:

	2017		2016
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
			(As Revised)
Interest expense	$112,889	2.90%	$107,839	2.71%
Interest income	(3,015)	0.48%	(2,979)	0.46%
Interest expense, net	$109,874		$104,860

Interest expense, net increased 1.3%, or $0.5 million, from the prior year quarter and 4.8%, or $5.0 million, from the prior year nine month period. The increase in interest expense, net from the prior year quarter was primarily due to an increase in our financing obligations related to leased construction assets, offset in part by a decrease of $0.7 billion in average borrowings from the prior year quarter. The increase in interest expense, net from the prior year nine month period was primarily due to an increase in our financing obligations related to leased construction assets.

Our effective tax rates were 62.2% and 34.9% in the three and nine months ended June 30, 2017, respectively. Our effective tax rates were 29.6% and (6.9)% in the three and nine months ended June 30, 2016, respectively. Our effective tax rates in the three and nine months ended June 30, 2017 were negatively impacted by non-deductible legal settlement charges, offset in part by certain discrete items, the growth of our international businesses in Switzerland and Ireland that have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting. Prior to fiscal 2017, tax benefits resulting from share-based compensation were recorded as adjustments to Additional Paid-In Capital within Stockholders' Equity. Our effective tax rate in the three months ended June 30, 2016 was favorably impacted primarily by our international businesses that have lower income tax rates. Our effective tax rate in the nine months ended June 30, 2016 primarily benefited from the receipt of an IRS private letter ruling that entitled us to an income tax deduction equal to the fair value of the Warrants on the dates of exercise.

Net income was $50.4 million and $709.1 million in the quarter and nine months ended June 30, 2017, respectively, as compared to net income of $349.2 million and $1,282.2 million in the prior year quarter and nine months ended June 30, 2016, respectively.

Liquidity and Capital Resources

The following table illustrates our debt structure at June 30, 2017, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 4.875% senior notes due 2019	$398,217	$—
$500,000, 3.50% senior notes due 2021	497,748	—
$500,000, 3.40% senior notes due 2024	496,643	—
$500,000, 3.25% senior notes due 2025	494,779	—
$500,000, 4.25% senior notes due 2045	494,028	—
Total fixed-rate debt	2,381,415	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2019	500,000	950,000
Term loans due 2020	547,659	—
Multi-currency revolving credit facility due 2021	—	1,400,000
Overdraft facility due 2021 (£30,000)	4,119	34,959
Total variable-rate debt	1,051,778	2,459,959
Total debt	$3,433,193	$2,459,959

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

As of June 30, 2017 and September 30, 2016, our cash and cash equivalents held by foreign subsidiaries were $835.7 million and $582.9 million, respectively, and are generally based in U.S. dollar denominated holdings. We expect that our cash and cash equivalents held by foreign subsidiaries may continue to grow. Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, including future acquisitions of non-U.S. entities, although a portion of those amounts may from time to time be subject to short-term intercompany loans to U.S. subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We do not have any plans to repatriate these amounts to the U.S., as our foreign subsidiaries intend to indefinitely reinvest this cash in foreign investments or foreign operations.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2017 was $626.1 million. We had $6,780.0 million of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2017.

In May 2017, we repaid the $600 million of 1.15% senior notes that became due.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee at June 30, 2017) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points at June 30, 2017). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2017.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of June 30, 2017.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2017.

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

In February 2015, we entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through June 30, 2017, we elected to make principal payments, prior to the scheduled repayment dates, of $775 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at June 30, 2017) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2017.

In November 2015, we entered into a $1.0 billion variable-rate term loan (the "November 2015 Term Loan"), which matures in 2020. In March 2016, we made a scheduled principal payment of $25 million. Additionally, through June 30, 2017, we elected to make principal payments, prior to the scheduled repayment dates, of $650 million on the November 2015 Term Loan, and as a result, our next scheduled principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points at June 30, 2017) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2017.

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

In November 2016, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion in shares of our common stock, subject to market conditions. During the nine months ended June 30, 2017, we purchased $111.1 million of our common stock under this program. As of June 30, 2017, we had $888.9 million of availability remaining under the November 2016 share repurchase program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates.  However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect at June 30, 2017.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $1,311.5 million in cash and cash equivalents at June 30, 2017. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is less than one percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of June 30, 2017, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$30.1 million outstanding note.

Following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments at June 30, 2017:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$117,489	$61,599	$26,950	$90,198	$296,236
1-3 years	1,336,087	96,978	60,347	37,815	1,531,227
4-5 years	963,690	62,857	57,412	9,883	1,093,842
After 5 years	2,071,500	78,062	160,573	—	2,310,135
Total	$4,488,766	$299,496	$305,282	$137,896	$5,231,440

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

We outsource to IBM Global Services a significant portion of our corporate and ABDC data center operations. The remaining commitment under our arrangement, which expires in January 2021, is approximately $78.9 million as of June 30, 2017, of which $42.2 million represents our commitment over the next twelve months, and is included in "Other Commitments" in the above table.

We have commitments to purchase non-returnable product from pharmaceutical manufacturers. We are required to purchase product at prices that we believe will represent market prices. We currently estimate that our remaining purchase commitment under these agreements is approximately $37.9 million as of June 30, 2017, all of which represents our commitment over the next twelve months, and is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $100.8 million (including interest and penalties) as of June 30, 2017. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the nine months ended June 30, 2017, our operating activities provided $123.7 million of cash in comparison to cash provided of $1,824.0 million in the prior year period. Cash provided by operations during the nine months ended June 30, 2017 was principally the result of an increase in accounts payable of $877.0 million, net income of $709.1 million, and non-cash items of $522.8 million, offset in part by an increase in accounts receivable of $1,419.1 million and an increase in merchandise inventories of $829.9 million. The non-cash items were comprised primarily of $225.9 million of deferred income tax expense,$192.9 million of depreciation expense, and $127.4 million of amortization expense. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. We increased our merchandise inventories at June 30, 2017 to support the increase in business volume. The increase in accounts receivable was the result of our revenue growth and a gradual change in payment terms with our largest customer that began in May 2016 and ended in February 2017 as part of a contract amendment that, among other things, extended the term of our relationship with the customer.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Days sales outstanding	24.2	21.6	23.5	21.4
Days inventory on hand	30.4	29.8	30.3	30.2
Days payable outstanding	58.3	57.7	57.1	56.7

The increase in days sales outstanding from the prior year periods was the result of a gradual change in payment terms with our largest customer that began in May 2016 and ended in February 2017. We currently expect cash flows from operating activities in fiscal 2017 to be between $1.2 billion and $1.5 billion, which is significantly lower than cash flows from operating activities in fiscal 2016 of $3.2 billion primarily due to the aforementioned change in payment terms with our largest customer, other customer working capital requirements, and the expected $260.0 million settlement payment to be made prior to September 30, 2017 relating to the USAO-EDNY matter as fully discussed in Note 9 of the Notes to Consolidated Financial Statements.

Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the nine months ended June 30, 2017 included $99.0 million of interest payments and $59.4 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2016 included $97.7 million of interest payments and $0.4 million of income tax refunds, net of payments.

During the nine months ended June 30, 2016, our operating activities provided $1,824.0 million of cash. Cash provided by operations during the nine months ended June 30, 2016 was principally the result of net income of $1,282.2 million and an increase in accounts payable of $1,776.6 million, offset, in part, by an increase in merchandise inventories of $949.9 million and an increase in accounts receivable of $705.5 million. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of payments to our suppliers. We increased our merchandise inventories at June 30, 2016 to support the increase in business volume. Accounts receivable increased as a result of our increased revenue volume, including additional sales to Walgreens Boots Alliance, Inc. ("WBA").

Capital expenditures for the nine months ended June 30, 2017 and 2016 were $371.4 million and $310.2 million, respectively. Significant capital expenditures in the nine months ended June 30, 2017 included costs associated with expanding distribution capacity and technology initiatives, including costs related to enhancing and upgrading our enterprise resource planning systems. We currently expect to invest approximately $500 million for capital expenditures during fiscal 2017. Significant capital expenditures in the nine months ended June 30, 2016 included technology initiatives, including costs related to the development of track-and-trace technology, costs associated with expanding distribution capacity, and expansion of support facilities.

Cost of acquired companies, net of cash acquired, in the nine months ended June 30, 2016 was $2,731.4 million and primarily consisted of our PharMEDium acquisition.

Net cash used in financing activities in the nine months ended June 30, 2017 principally included a $600 million repayment of our 1.15% senior notes, $240.2 million in cash dividends paid on our common stock, and $229.9 million in purchases of our common stock. Net cash provided by financing activities in the nine months ended June 30, 2016 principally included $1.2 billion received upon the exercise of the 2016 Warrants by WBA and $1.0 billion of borrowings under our November 2015 Term Loan, offset, in part, by $1,023.1 million in purchases of our common stock.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; changes to the customer or supplier mix; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including with respect to the pharmaceutical distribution agreement and/or the global sourcing arrangement; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs, including the litigation reserves recorded in connection with agreements in principle reached with the USAO-EDNY and the USAO-SDNY; material adverse resolution of pending legal proceedings; declining reimbursement rates for pharmaceuticals; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of PharMEDium, or the inability to capture all of the anticipated synergies related thereto; regulatory action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; declining economic conditions in the United States and abroad; financial market volatility and disruption; the loss, bankruptcy or insolvency of a major supplier; interest rate and foreign currency exchange rate fluctuations; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets, resulting in a charge to earnings; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under "Liquidity and Capital Resources" in Item 2 on page 27.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2017, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	—	$—	—	$888,885,792
May 1 to May 31	621	$82.49	—	$888,885,792
June 1 to June 30	3,417	$93.58	—	$888,885,792
Total	4,038		—

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

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 3, 2017	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

August 3, 2017	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.