Form 10-K
period 2017-09-30
AMERISOURCEBERGEN CORP
filed 2017-11-21
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
_________________________________________________
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
None
_________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2017 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2017 was $11,765,213,718.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2017 was 218,082,051.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference in the Part of this report indicated below:
Part III — Registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART I

ITEM 1.    BUSINESS
As used herein, the terms "Company," "AmerisourceBergen," "we," "us," or "our" refer to AmerisourceBergen Corporation, a Delaware corporation.
AmerisourceBergen is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. More specifically, we distribute a comprehensive offering of brand-name, specialty brand-name, and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, outsourced compounded sterile preparations, and related services to a wide variety of healthcare providers located in the United States and select global markets, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, physician practices, medical and dialysis clinics, veterinarians, and other customers. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including data analytics, outcomes research, reimbursement and pharmaceutical consulting services, niche premium logistics services, inventory management, pharmacy automation, pharmacy management, and packaging solutions
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IQVIA (formerly known as QuintilesIMS), an independent third party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 4.4% from 2016 through 2021, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases.
In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States and other industry trends include:
Aging Population. The number of individuals age 65 and over in the United States is expected to exceed 58 million by 2021 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.
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
Increased Use of Generic Pharmaceuticals. A number of patents for widely used brand-name pharmaceutical products will continue to expire during the next several years. In addition, increased emphasis by managed care and other third party payors on utilization of generics has accelerated their growth. We consider the increase in generic usage a favorable trend because generic pharmaceuticals have historically provided us with a greater gross profit margin opportunity than brand-name products, although their lower prices reduce revenue growth. Generic pharmaceuticals currently account for approximately 90% of the prescription volume in the United States.
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

Legislative Developments. In recent years, regulation of the healthcare industry has changed significantly in an effort to increase drug utilization and reduce costs. In 2010, the federal government enacted major health reform legislation designed to expand access to health insurance, which increased the number of people in the United States who are eligible to be reimbursed for all or a portion of prescription drug costs. The health reform law provides for sweeping changes to Medicare and Medicaid policies (including drug reimbursement policies), expanded disclosure requirements regarding financial arrangements within the healthcare industry, enhanced enforcement authority to prevent fraud and abuse, and new taxes and fees on pharmaceutical and medical device manufacturers. These policies and other legislative developments (including potential revisions to or repeal of any portions of the health reform legislation) may affect our businesses directly and/or indirectly (see Government Regulation on page 6 for further details).
Other economic conditions and certain risk factors could adversely affect our business and prospects (see Item 1A. Risk Factors on page 8).
The Company
We currently serve our customers (healthcare providers, pharmaceutical and biotech manufacturers) through a geographically diverse network of distribution service centers and other operations in the United States and selected global markets. In our pharmaceutical distribution business, we are typically the primary supplier of pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allow them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.
Strategy
Our business strategy is focused on the global pharmaceutical supply channel where we provide value-added distribution and global commercialization services to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians, and veterinarians) and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. We recently began to reorganize to further align our organization to our customer’ needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth. Implementing this disciplined, focused strategy has allowed us to significantly expand our business, and we believe we are well-positioned to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

•
Optimize and Grow Our Pharmaceutical Distribution and Strategic Global Sourcing Businesses.  We believe we are well-positioned in size and market breadth to continue to grow our distribution businesses as we invest to improve our operating and capital efficiencies. Distribution, including specialty pharmaceuticals, anchors our growth and position in the pharmaceutical supply channel as we provide superior distribution services and deliver value-added solutions, which improve the efficiency and competitiveness of both healthcare providers and pharmaceutical manufacturers, thus allowing the pharmaceutical supply channel to better deliver healthcare to patients.

We are a leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We distribute plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty products. We are well-positioned to service and support many of the new biotechnology therapies that are expected to be coming to market in the near future.
With the continued growth of generic pharmaceuticals in the U.S. market, we have introduced strategies to enhance our position in the generic marketplace, including our generic product private label program based in Ireland. We source generics globally, offer a value-added generic formulary program to our healthcare provider customers, and monitor our customers' compliance with our generics program. We also provide data and other valuable services to our manufacturing customers, which includes the expansion of our international presence into Switzerland, where we lead our global manufacturer relations and commercialization strategy.
We offer value-added services and solutions to assist healthcare providers and pharmaceutical manufacturers to improve their efficiency and their patient outcomes. Services for manufacturers include: assistance with rapid new product launches, promotional and marketing services to accelerate product sales, product data reporting, and logistical support.
Our provider solutions include: our Good Neighbor Pharmacy® program, which enables independent community pharmacies to compete more effectively through pharmaceutical benefit and merchandising programs; Elevate Provider Network®, our managed care network, which connects our retail pharmacy customers to payor plans throughout the country and is one of the largest in the United States; generic product purchasing and private label services; hospital pharmacy consulting designed to improve operational efficiencies; and packaging solutions for institutional and retail healthcare providers.

We believe we have one of the lowest cost operating structures among all pharmaceutical distributors. Pharmaceutical Distribution Services has a distribution facility network totaling 28 distribution facilities in the United States. This network includes a national distribution center in Columbus, OH, which offers pharmaceutical manufacturers a single shipping destination. We continue to seek opportunities to achieve increased productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt "best practices" in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. We continue to seek opportunities to expand our offerings in our Pharmaceutical Distribution and Strategic Global Sourcing businesses.

•
Optimize and Grow Our Global Commercialization Services and Animal Health Businesses.  Our consulting service businesses help global pharmaceutical and biotechnology manufacturers commercialize their products in the channel. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies in supporting access to branded drugs. We also provide outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical companies. World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens our service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America. MWI Animal Health (“MWI”) sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. MWI also offers its customers a variety of value-added services, including its e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, and educational seminars, which we believe closely integrate MWI with its customers' day-to-day operations and provide them with meaningful incentives to continue doing business with MWI. We continue to seek opportunities to expand our offerings in our Global Commercialization Services and Animal Health businesses.

•	Acquisitions. In order to grow our core strategic offerings and to enter related markets, we have acquired businesses and will continue to consider additional acquisitions.

•	Divestitures. In order to allow us to concentrate on our strategic focus areas, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.
Operations
Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2017 are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in Other for the purpose of reportable segment presentation. Effective September 30, 2017, we reorganized our operating structure resulting in the combination of the legacy AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG") operating segments into a single operating segment, Pharmaceutical Distribution Services. In addition, in connection with the completion of this reorganization, our non-title third party logistics business, which was included within the Pharmaceutical Distribution Services reportable segment, was combined with the World Courier operating segment in Other, while the AmerisourceBergen Consulting Services (“ABCS”) distribution business (previously included in Other) is included in the Pharmaceutical Distribution Services reportable segment. See Note 15 of the Notes to Consolidated Financial Statements for reportable segment information.
Pharmaceutical Distribution Services Segment
Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution Services segment's operations provide drug distribution, strategic global sourcing and related services designed to reduce healthcare costs and improve patient outcomes.
The Pharmaceutical Distribution Services reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, outsourced compounded sterile preparations, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. Through a number of operating businesses, the Pharmaceutical Distribution Services reportable segment provides pharmaceutical distribution (including plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the Pharmaceutical Distribution Services reportable segment provides data analytics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The Pharmaceutical Distribution Services reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, it delivers packaging solutions to institutional and retail healthcare providers.
Other
Other consists of operating segments that focus on global commercialization services and animal health and includes ABCS, World Courier, and MWI.
ABCS, through a number of operating businesses, provides a full suite of integrated manufacturer services that range from clinical trial support to product post-approval and commercialization support. World Courier, which operates in more than 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. MWI is a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. Additionally, MWI offers demand-creating sales force services to manufacturers.
Sales and Marketing. The majority of Pharmaceutical Distribution Services’ sales force is led nationally, with geographic focus and specialized by either healthcare provider type or size. Customer service representatives are centralized in order to respond to customer needs in a timely and effective manner. Pharmaceutical Distribution Services also has support professionals focused on its various technologies and service offerings. Pharmaceutical Distribution Services’ sales teams also serve national account customers through close coordination with local distribution centers and ensure that our customers are receiving service offerings that meet their needs. Our other operating segments each have independent sales forces that specialize in their respective product and service offerings. In addition, we have an enterprise-wide marketing group that coordinates branding and all other marketing activities across the Company.
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
Our two largest customers, Walgreens Boots Alliance, Inc. ("WBA") and Express Scripts, Inc. ("Express Scripts"), accounted for approximately 30% and approximately 15%, respectively, of revenue in the fiscal year ended September 30, 2017. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPOs"), represented approximately 66% of revenue in the fiscal year ended September 30, 2017. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations. If those contracts are not renewed or are renewed at less favorable terms, they may negatively impact our revenue, results of operations, and cash flows.
Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in the fiscal year ended September 30, 2017. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 10 largest suppliers in fiscal year ended September 30, 2017 accounted for approximately 48% of our purchases.
Information Systems. The Pharmaceutical Distribution Services operating segment operates its full-service wholesale pharmaceutical distribution facilities in the United States on two primary enterprise resource planning ("ERP") systems. Pharmaceutical Distribution Services’ ERP systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. All of our other operating segments operate the majority of their businesses on their own common, centralized ERP systems resulting in operating efficiencies as well as the ability to rapidly deploy new capabilities. We are currently making significant investments to enhance and upgrade the ERP systems utilized by our other operating segments.
Additionally, we are improving our entity-wide infrastructure environment to drive efficiency, capabilities, and speed to market.
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
In the fiscal 2017, Pharmaceutical Distribution Services continued making significant investments in its electronic ordering systems. Pharmaceutical Distribution Services’ systems are intended to strengthen customer relationships by allowing the customer to lower operating costs and by providing a platform for a number of the basic and value-added services offered to our customers, including product demand data, inventory replenishment, single-source billing, third party claims processing, real-time price and incentive updates, and price labels.
Pharmaceutical Distribution Services processes a substantial portion of its purchase orders, invoices, and payments electronically. However, it continues to make substantial investments to expand its electronic interface with its suppliers. Pharmaceutical Distribution Services has warehouse operating systems, which are used to manage the majority of Pharmaceutical Distribution Services’ transactional volume. The warehouse operating systems have improved Pharmaceutical Distribution Services’ productivity and operating leverage.
A significant portion of our information technology activities are outsourced to IBM Global Services and other third party service providers.
Competition
We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson"), Cardinal Health, Inc. ("Cardinal"), FFF Enterprises, Henry Schein, Inc. and UPS Logistics, among others. Pharmaceutical Distribution Services competes with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. Our ABCS, World Courier, and MWI businesses also face competition from a variety of competitors. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
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
Employees
As of September 30, 2017, we had approximately 20,000 employees, of which approximately 19,000 were full-time employees. Approximately 2% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations, but we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

Government Regulation
We are subject to extensive oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations, and policies.
The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA"), and various other federal and state regulatory authorities regulate the compounding, purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances and entities that compound pharmaceuticals that contain controlled substances must hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing the sale, marketing, compounding, packaging, holding, and distribution of controlled substances. Our Section 503B outsourcing facilities must comply with current Good Manufacturing Practices ("GMPs") and are inspected by the FDA periodically to determine that we are complying with such GMPs. The DEA, FDA, and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers or Section 503B outsourcing facilities from distributing pharmaceutical products including controlled substances, seize or recall products, and impose significant criminal, civil, and administrative sanctions. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical compounding and wholesale distribution requirements needed to conduct our current operations.
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
In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated, or mislabeled pharmaceuticals into the distribution system. At the federal level, the supply chain security legislation known as the Drug Quality and Security Act (“DQSA”) became law in 2013. The DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DSQA also establishes new requirements for drug wholesale distributors and third party logistics providers, including licensing requirements in states that had not previously licensed such entities. Over the next few years, the FDA, and eventually comparable state agencies, will promulgate implementing regulations governing wholesale distributor and third party logistics providers. One additional change resulting from the DQSA is the creation of 503B outsourcing facilities as a new category for providers of compounded sterile preparations ("CSP"), allowing such facilities to voluntarily register with the FDA. Our CSP business locations have registered with the FDA as Section 503B outsourcing facilities and have implemented policies and procedures to achieve compliance with current federal and state requirements for such facilities. There can be no assurance that we are fully compliant with the new DQSA requirements, or with additional state regulatory and licensing requirements for 503B outsourcing facilities, and any failure to comply may result in additional costs to bring our operations into compliance. These and other requirements will continue to increase the cost of our operations.
Federal insurance and health care reform legislation known as the Affordable Care Act became law in 2010. The Affordable Care Act is intended to expand health insurance, including coverage for at least a portion of drug costs, through a combination of insurance market reforms, an expansion of Medicaid, subsidies, and health insurance mandates. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. Among other things, the Affordable Care Act changed the formula for Medicaid federal upper payment limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to no less than 175% of the weighted average manufacturer price. Further, implementing regulations require state Medicaid programs to apply payment mechanisms for branded prescription drugs which are consistent with pharmacies' "actual acquisition costs" for drugs. These provisions could reduce prescription drug reimbursement levels under state Medicaid programs.
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

We are subject to various federal, state, and local environmental laws, including with respect to the sale, transportation, storage, handling, and disposal of hazardous or potentially hazardous substances, as well as laws relating to safe working conditions and laboratory practices.
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
The Health Information Technology for Economic and Clinical Health Act ("HITECH Act"), enacted as part of the 2009 American Recovery and Reinvestment Act ("ARRA"), strengthened federal privacy and security provisions governing protected health information. Among other things, the HITECH Act expanded certain aspects of the HIPAA privacy and security rules, imposed new notification requirements related to health data security breaches, broadened the rights of the U.S. Department of Health and Human Services ("HHS") to enforce HIPAA, and directed HHS to publish more specific security standards. On January 25, 2013, the Office for Civil Rights of HHS published the HIPAA omnibus final rule ("HIPAA Final Rule"), which amended certain aspects of the HIPAA privacy, security, and enforcement rules pursuant to the HITECH Act, extending certain HIPAA obligations to business associates and their subcontractors. Certain components of our business act as "business associates" within the meaning of HIPAA and are subject to these additional obligations under the HIPAA Final Rule.
Some of our businesses collect, maintain, and/or access other personal information (including sensitive personal information) that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act, and the implementing regulations. Personally identifiable information is also highly regulated in many other countries in which we operate. As such regulations continue to evolve, we need to comply with applicable privacy and security requirements of these countries, including but not limited to those in the European Union. Most notably certain aspects of our business will be subject to the General Data Protection Regulation which becomes effective in the European Union on May 25, 2018.
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
Our results of operations could be adversely impacted by manufacturer pricing changes and fewer generic pharmaceutical launches.
In fiscal 2017, we experienced unfavorable trends in brand and generic pharmaceutical pricing which negatively impacted our Pharmaceutical Distribution Services reportable segment profit and our consolidated operating earnings. Those trends are expected to continue in fiscal 2018, and could have a material and adverse effect on our results of operations.

Certain distribution service agreements that we have entered into with branded and generic pharmaceutical manufacturers continue to have an inflation-based compensation component to them. As a result, our gross profit from brand-name and generic manufacturers continues to be subject to fluctuation based upon the timing and extent of manufacturer price increases, which we do not control. If the frequency or rate of branded and generic pharmaceutical price increases slows, our results of operations could be adversely affected. In addition, generic pharmaceuticals are also subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, the negative impact on our results of operations will be greater. A decline in the number of generic pharmaceutical launches, or launches that are less profitable than those in the past, could also adversely impact our results of operations.
Competition and industry consolidation may erode our profit.
As described in greater detail in the “Competition” section beginning on page 5, the industries in which we operate are highly competitive. In addition, in recent years the healthcare industry has been subject to increasing consolidation, including among pharmaceutical manufacturers. If we do not compete successfully, it could have a material and adverse effect on our business and results of operations. The impact on us will be greater if consolidation among our customers, suppliers, and competitors gives the resulting enterprises greater bargaining power, which could lead to greater pressure on us to reduce prices for our products and services.
Increasing governmental efforts to regulate the pharmaceutical supply channel and pharmaceutical compounding may increase our costs and reduce our profitability.
The healthcare industry in the United States is highly regulated at the federal and state levels. There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy, departments of health, and the FDA, to regulate the pharmaceutical distribution system and pharmacy compounding activities. Regulation of pharmaceutical distribution is intended to prevent diversion and the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system. Consequently, we are subject to the risk of changes in various federal and state laws, which include operating and security standards of the DEA, the FDA, various state boards of pharmacy and comparable agencies. In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety and security of the supply channel but that also may substantially increase the costs and burden of pharmaceutical distribution and pharmaceutical compounding.
At the federal level, final regulations issued pursuant to the Prescription Drug Marketing Act impose pedigree tracking and other chain of custody requirements that increase the costs and/or burden to us of selling to other pharmaceutical distributors and handling product returns. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards include track-and-trace and/or authentication technologies that leverage 2D data matrix barcodes that are applied by the manufacturer to the sellable units and cases. The FDA is also required to develop a standardized numerical identifier ("SNI") for prescription drugs. In March 2010, the FDA issued guidance regarding the development of SNIs for prescription drugs in which the FDA mandated package-level SNIs, as an initial step in the FDA's development of additional measures to secure the drug supply chain. In November 2013, Congress passed the Drug Quality and Security Act ("DQSA"). The DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DSQA also establishes new requirements for drug wholesale distributors and third party logistics providers, including licensing requirements in states that had not previously licensed such entities.
One additional change resulting from the DQSA is the creation of Section 503B outsourcing facilities as a new category for producers of compounded sterile preparations ("CSPs"), allowing such facilities to voluntarily register with the FDA. Our CSP business locations have registered with the FDA as Section 503B outsourcing facilities and have implemented policies and procedures to achieve compliance with current DQSA requirements for such facilities. However, there can be no assurance that we are fully compliant with the new requirements, and any failure to comply may result in additional costs to bring our CSP facilities into compliance. Moreover, the FDA will continue to issue draft and final guidance and to promulgate regulations in its efforts to implement the requirements in the DQSA, including those relating to current good manufacturing practices ("GMPs") and other matters related to 503B outsourcing facilities, which may require changes to our CSP business, some of which may be significant. Complying with these and other chain of custody and pharmaceutical compounding requirements will increase our costs and could otherwise adversely affect our results of operations.
Legal, regulatory and legislative changes may adversely affect our business and results of operations.
Both our business and our customers' businesses may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined. Additionally, on occasion, price increases on certain branded and generic pharmaceuticals have been the subject of U.S. Congressional inquiries. Any law or regulation impacting pharmaceutical pricing, including as a result of pricing controls or legislative efforts at the federal or state level, could adversely affect our operations.
Federal insurance and health care reform legislation known as the Affordable Care Act ("ACA") became law in March 2010. The ACA is intended to expand health insurance coverage, including coverage for at least a portion of drug costs, through a combination of insurance market reforms, an expansion of Medicaid, subsidies, and health insurance mandates. The ACA contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. Given the scope of the changes made by the ACA and the ongoing implementation efforts, we cannot predict the impact of every aspect of the law on our operations. Likewise, we cannot predict the impact of any efforts to change or repeal any provisions of the ACA.
The ACA changed the formula for Medicaid federal upper payment limits (“FULs”) for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average manufacturer price ("AMP"). On February 1, 2016, CMS published its final rule to implement the ACA's Medicaid covered outpatient drug provisions, under which CMS calculates FULs for multiple source drugs as 175% of the weighted average of AMPs, with certain exceptions. In addition, the rule requires state Medicaid programs to implement payment methods for brand (non-multiple source) products designed to be consistent with the actual acquisition cost of such drugs. The rule was generally effective on April 1, 2016, and states had until May 2016 to implement the FULs and have until April 1, 2017 to implement any changes necessary in light of the actual acquisition cost standard. Medicaid reimbursement for drugs calculated under the final rule may represent significant reductions from prior reimbursement levels, although the impact of the changes depends upon how the changes are implemented by each state Medicaid program. Any reduction in the Medicaid reimbursement rates to our customers may indirectly impact the prices that we can charge our customers for multisource pharmaceuticals and cause corresponding declines in our profitability.
The ACA also amended the Medicaid rebate statute to increase minimum Medicaid rebates paid by pharmaceutical manufacturers and made other changes expected to result in increased Medicaid rebate payments by pharmaceutical manufacturers, which could indirectly impact our business. In addition, the Bipartisan Budget Act of 2015 extended to generic drugs inflation-based Medicaid drug rebates similar to those that are paid on brand drugs. The federal government and state governments could take other actions in the future that impact Medicaid reimbursement and rebate amounts or the cost of drugs.
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
The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on health care entities. For instance, under the "sequestration" provision of the Budget Control Act of 2011 (as amended), a 2% cut is being made to Medicare provider and plan payments, generally effective for services provided on or after April 1, 2013. Any future reductions in Medicare reimbursement rates could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare and/or Medicaid payment or policy changes, if adopted, would not have an adverse effect on our business.

Our business may be adversely affected in the future by the impact of declining reimbursement rates for pharmaceuticals and other economic factors.
Our Pharmaceutical Distribution Services segment sells specialty drugs directly to physicians and community oncology practices and provides a number of services to or through physicians. Drugs that are administered in a physician's office, such as drugs that are infused or injected, are typically covered under Medicare Part B. Declining reimbursement rates for Medicare Part B drugs and other economic factors have caused a number of physician practices, including some of our customers, to move from private practice to hospital settings, where they may purchase their specialty drugs under hospital prime vendor arrangements rather than from specialty distributors. Although this trend has slowed down in the past year, it could increase in the future due to various factors, including legislative and regulatory requirements that affect how CMS reimburses for Medicare Part B drugs, as well as the ability of certain hospitals to purchase drugs at significant, statutorily-mandated discounts pursuant to the federal 340B drug discount program for groups of patients. In addition, federal changes in drug reimbursement policy could reduce the rate of reimbursement for drugs covered under Medicare Part B or physician services under Medicare, which could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us, and thereby result in corresponding declines in our profitability. On September 20, 2017, CMS issued a request for information seeking recommendations for payment models, which could include prescription drug models under Medicare Parts B and D and state Medicaid programs. CMS noted its interest in drug pricing and value-based purchasing models involving "novel arrangements between plans, manufacturers, and stakeholders across the supply chain." Additionally, CMS published a proposed rule on July 20, 2016 that would cut Medicare outpatient hospital reimbursement for separately payable drugs (other than vaccines) purchased through the 340B drug pricing program at average sales price (ASP) minus 22.5% (with certain exceptions), rather than ASP plus 6%. CMS finalized this rule on November 1, 2017. At this time, we can provide no assurances that future Medicare reimbursement or policy changes, if adopted, would not have an adverse effect on our business.
Changes to the U.S. healthcare environment may negatively impact our business and our profitability.
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
We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud and abuse. The federal government continues to strengthen its scrutiny of practices potentially involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with healthcare providers and pharmaceutical manufacturers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse, and these enforcement authorities were further expanded by the ACA. While we believe that we are in compliance with applicable laws and regulations, many of the regulations applicable to us, including those relating to marketing incentives offered in connection with pharmaceutical sales, are vague or indefinite, and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could be subject to civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid, and other federal and state healthcare programs.

Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.

Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. State and local governmental agencies are investigating us, other pharmaceutical wholesale distributors, and others in the supply chain regarding our actions in connection with the distribution of opioid medications. In addition, multiple lawsuits have been filed against us and other pharmaceutical wholesale distributors alleging, among other claims, that we failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental entities have indicated an intent to sue. We have sophisticated systems in place to detect and report suspicious orders (including through the use of data analytics), engage in significant due diligence of customers, and are committed to diversion control efforts. While we are vigorously defending ourselves in these lawsuits, the allegations may negatively affect our business in various ways, including through increased costs and harm to our reputation. Since these matters are at an early stage, we are unable to predict the outcome. The adverse resolution of any of these lawsuits or investigations could have an adverse effect on our business, results of operations, cash flows, and the price of our common stock.

Our business, results of operations, and cash flows could be adversely affected by qui tam litigation or other legal proceedings.
Our business involves the manufacture, distribution, and dispensing of healthcare products, which may cause us to become involved in legal disputes or proceedings. The defense and resolutions of these current and future proceedings could have a material adverse effect on our results of operations and financial condition. Violations of various federal and state laws governing the marketing, sale, purchase, and dispensing of pharmaceutical products can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Any settlement, judgment or fine that is in excess of our insurance limits, or that is not otherwise covered, could adversely affect our results of operations.
Among other things, statutory and/or regulatory violations can form the basis for qui tam complaints to be filed. The qui tam provisions of the federal and various state civil False Claims Acts authorize a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. Under False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on government authorities to investigate the allegations and determine whether or not to intervene in the action. Such cases may involve allegations around the marketing, sale, purchase, and/or dispensing of branded and/or generic pharmaceutical products and wrongdoing in the marketing, sale, purchase, and/or dispensing of such products. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise.
We have learned that there are filings in one or more federal district courts that are under seal and may involve allegations against us (and/or our subsidiaries or businesses, including our group purchasing organization for oncologists and our oncology distribution business) relating to its distribution of certain pharmaceutical products to providers. With regard to any of these filings, our business, and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and damages arising from resultant false claims, if the litigation proceeds whether or not government authorities decide to intervene in any such matters and/or if we are found liable for all or any portion of violations alleged in any such matters.
Our revenue, results of operations, and cash flows may suffer upon the loss, or renewal at less favorable terms, of a significant customer or group purchasing organization.
WBA accounted for approximately 30% of our revenue in the fiscal year ended September 30, 2017. Express Scripts accounted for approximately 15% of our revenue in the fiscal year ended September 30, 2017. Our top ten customers, including governmental agencies and GPOs, represented approximately 66% of revenue in the fiscal year ended September 30, 2017. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows. Additionally, from time to time, significant contracts may be renewed prior to their expiration date. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

The anticipated ongoing strategic and financial benefits of our relationship with WBA may not be realized.
In May 2016, we extended to 2026 our strategic arrangement with WBA - specifically, our distribution agreement under which we distribute drugs to Walgreens pharmacies and our generics purchasing services arrangement under which Walgreens Boots Alliance Development GmbH ("WBAD") provides a variety of services, including negotiating acquisition pricing with generic manufacturers on our behalf. This reflected our expectation that partnering strategically with WBA would result in various benefits including, among other things, continued cost savings as a result of our generics purchasing services arrangement with WBAD, as well as the potential for exploring innovation together and sharing best practices. The processes and initiatives needed to achieve and maintain these benefits are complex, costly and time-consuming. Achieving the anticipated benefits from the arrangement on an ongoing basis is subject to a number of significant challenges and uncertainties, including: the potential inability to realize and/or delays in realizing potential benefits resulting from participation in our generics purchasing services arrangement with WBAD, including improved generic drug pricing and terms, improved service fees from generic manufacturers, cost savings, innovations, or other benefits due to its inability to negotiate successfully with generic manufacturers or otherwise to perform as expected; the potential disruption of our plans and operations as a result of the terms under which we extended the duration of the distribution agreement and generics purchasing services agreement, including any disruption of our cash flow and ability to return value to our stockholders in accordance with our past practices and any reduction in our operational, strategic or financial flexibility; potential changes in supplier relationships and terms; unexpected or unforeseen costs, fees, expenses and charges incurred by us related to the transaction or the overall strategic relationship; unforeseen changes in the economic terms under which we distribute pharmaceuticals to WBA; and any potential issues that could impede our ability to continue to work collaboratively with WBA in an efficient and effective manner in furtherance of the anticipated strategic and financial benefits of the relationship.
In addition, WBA has the right, but not the obligation, under the transactions contemplated by the Framework and Shareholder Agreements dated March 18, 2013 to make certain additional investments in our common stock. WBA also has the right to sell any of the shares of our common stock that it has acquired so long as WBA has held the shares beyond the requisite dates specified in the Shareholder Agreement. Any sales in the public market of common stock currently held by WBA or acquired by WBA pursuant to open market purchases could adversely affect prevailing market prices of our common stock. We could also encounter unforeseen costs, circumstances, or issues with respect to the transactions and collaboration we anticipate pursuing with WBA. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected future benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition, and results of operations and the price of our common stock.
A disruption in our distribution or generic purchasing services arrangements with WBA could adversely affect our business and financial results.
We are the primary distributor of pharmaceutical products for WBA. Our generic pharmaceutical program has also benefited from the generics purchasing services arrangement with WBA. If the operations of WBA are seriously disrupted for any reason, whether by natural disaster, labor disruption, regulatory or governmental action, or otherwise, it could adversely affect our business and our sales and profitability. If the generics purchasing services arrangement does not continue to be successful, our margins and results of operations could also be adversely affected.
If our operations are seriously disrupted for any reason, we may have an obligation to pay or credit WBA for failure to supply products. In addition, upon the expiration or termination of the distribution agreement or generics purchasing services arrangement, there can be no assurance that we or WBA will be willing to renew, on terms favorable to us or at all.
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
We are a large corporation with operations in the United States and select global markets. As such, we are subject to tax laws and regulations of the U.S. federal, state and local governments, and of various foreign jurisdictions. From time to time, various legislative initiatives, such as the repeal of last-in, first-out ("LIFO") treatment, may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by legislation resulting from these initiatives. We believe that our historical tax positions are consistent with applicable laws, regulations, and existing precedent. In addition, U.S. federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
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
The DEA, FDA, and various other federal and state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances and the compounding of pharmaceuticals that contain controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substances Act and its implementing regulations governing the sale, marketing, packaging, compounding, holding and distribution of controlled substances. Government authorities may from time to time investigate whether we are in compliance with various security and operating standards applicable to the distribution of controlled substances including whether we are adequately detecting and preventing the illegal diversion of controlled substances. Although we have procedures in place that are intended to ensure compliance with such laws and regulations, there can be no assurance that a regulatory agency or tribunal would conclude that our operations are compliant with applicable laws and regulations. If we were found to be non-compliant with such laws and regulations, federal and state authorities have broad enforcement powers, including (i) the ability to suspend our distribution centers' and 503B outsourcing facilities' licenses to distribute and compound pharmaceutical products (including controlled substances), (ii) seize or recall products, and (iii) impose significant criminal, civil and administrative sanctions for violations of these laws and regulations, each of which could have a material adverse effect on our reputation, business and results of operations.
We have received, and may in the future receive, requests for information, letters and subpoenas from the DEA, FDA, various U.S. Attorneys' Offices of the U.S. Department of Justice, and/or state attorneys general and state regulatory authorities and agencies related to our distribution of controlled substances and our order monitoring program, which is designed to prevent and detect the illegal diversion of controlled substances, or other matters. We generally respond to subpoenas, requests, letters, and other authority and/or agency correspondence in a thorough and timely manner. These responses require time and effort and can result in considerable costs being incurred by us, such as costs related to addressing the observations listed on FDA Form 483 reports. Such subpoenas, requests and letters can also lead to the assertion of claims or the commencement of civil, criminal, or regulatory legal proceedings against us, as well as to settlements and the suspension or revocation of registrations required by our distribution and 503B outsourcing facilities, each of which could have a material adverse effect on our reputation, business and results of operations.
The FDA and other governmental entities enforce compliance with applicable current GMP requirements through periodic risk-based inspections. It is common for FDA Form 483 reports to be provided in connection with inspections of 503B outsourcing facilities, and FDA observations may be followed by warning letters or subsequent enforcement actions. Prior to our acquisition of the business, PharMEDium received a warning letter from the FDA in 2014 following the inspection of PharMEDium's Mississippi, New Jersey, Tennessee and Texas 503B outsourcing facilities in 2013. The FDA reinspected all of these facilities in 2015 and 2016 and issued FDA Form 483 reports at each of the facilities as well as at PharMEDium’s headquarters in Lake Forest, Illinois. We cannot be assured that the FDA will be satisfied with the sufficiency or timing of PharMEDium’s corrective actions in response to the FDA's Form 483 reports, including PharMEDium's meeting with the FDA on November 18, 2016, and, as such, we cannot predict when or if the FDA will consider the agency’s observations to be fully resolved. A failure to adequately address observations identified by the FDA in Form 483 reports or warning letters issued by the FDA or observations identified by any other federal and state regulatory authority, including a failure to resolve the observations identified by the FDA in the 2014 warning letter and subsequent FDA Form 483 reports relating to PharMEDium’s 503B outsourcing facilities, could lead to an enforcement action, monetary penalties and/or license revocation, each of which could have a material adverse effect on our reputation, business and results of operations.
The products compounded by our CSP business are administered by our customers to patients intravenously, and failures or errors in production, labeling or packaging could contribute to patient harm or death, which may subject us to significant liabilities and reputational harm.
The production, labeling, and packaging of CSPs is inherently risky. Our CSP business sells CSPs to acute care hospitals, freestanding hospital outpatient departments, and ambulatory surgery centers, who then administer the CSPs to patients intravenously or through other injectable routes of administration. There are a number of factors that could result in the injury or death of a patient who receives one of our CSPs, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of our products. In addition, in the ordinary course of business, we may voluntarily recall or retrieve products. Any recall or retrieval, whether voluntary or requested by the FDA or state regulatory authorities, could result in significant costs and negative publicity. Negative publicity, including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals, and harm our ability to successfully launch new products and services. These problems could also result in enforcement actions by state and federal authorities or other healthcare self-regulatory bodies, or product liability claims or lawsuits, including those brought by individuals or groups seeking to represent a class or establish multidistrict litigation proceedings. Any such action, litigation, recall or reputational harm resulting from patient harm or death caused by CSPs prepared by a competitor or a hospital pharmacy could result in a material adverse effect on our business, results of operations, financial condition and liquidity. Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Because of the increasing cost of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.
We may not realize the expected benefits from our reorganization and other business process initiatives.

In June 2017 we announced a new organizational structure, described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, designed to further align the organization to its customer needs in a more seamless and unified way, while supporting corporate strategy, accelerating growth, and improving efficiency. There can be no assurance that we will realize, in full or in part, the anticipated benefits of these changes. Our financial goals assume a level of productivity improvement from our business optimization initiatives. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits is important to our business success. The reorganization and other initiatives could yield unintended consequences such as distraction of our management and employees, business disruption, attrition, inability to attract or retain key personnel, and reduced employee productivity which could negatively affect our business, sales, financial condition, and results of operations. Moreover, our restructuring and business process initiatives may result in charges and expenses that impact our operating results. There can be no assurance that the activities under any restructuring and business initiative will result in the desired benefits.

Our results of operations and financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect or that are difficult for us to integrate.
As part of our strategy we seek to pursue acquisitions of other companies. At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.
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
Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. Negative trends in the general economy, including interest rate fluctuations, financial market volatility or credit market disruptions, may also affect our customers' ability to obtain credit to finance their businesses on acceptable terms and reduce discretionary spending on health products. Reduced purchases by our customers or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Declining economic conditions may also increase our costs. If the economic conditions in the United States or in the countries where we do business do not improve or deteriorate, our results of operations or financial condition could be adversely affected.
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
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based upon our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. As of September 30, 2017, our two largest trade receivable balances due from customers represented approximately 49% and 9% of accounts receivable, net.
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
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Certain of our businesses continue to make substantial investments in information systems, including, but not limited to, the new patient support technology ecosystem, Fusion, at ABCS's services business and the implementation of a new ERP system at World Courier, and third party service providers are also responsible for managing a significant portion of our information systems. To the extent our information systems are not successfully implemented or fail, our business and results of operations may be adversely affected. Our business and results of operations may also be adversely affected if a third party service provider does not perform satisfactorily, or if the information systems are interrupted or damaged by unforeseen events, including due to the actions of third parties.
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
We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these foreign data privacy regulations (including the General Data Protection Regulation, which becomes effective in the European Union on May 25, 2018) are more stringent than those in the United States. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.
Our goodwill or intangible assets may become impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. generally accepted accounting principles ("GAAP") require us to test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends or a significant decline in our stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates, the loss of a significant customer, or divestiture of a business or asset for below its carrying value. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any such charge could have a material adverse impact on our results of operations.
Natural disasters or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be covered by insurance.
The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe hazards in the United States or in other countries in which we operate or are located could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of distribution centers or outsourcing facilities, temporary or long-term disruption in the supply of products, delay in the delivery of products to our distribution centers, and/or disruption of our ability to deliver products to customers. Further, the long-term effects of climate change on general economic conditions and the pharmaceutical distribution industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our businesses. Existing insurance arrangements may not provide protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. Any long-term disruption in our ability to service our customers from one or more distribution centers or outsourcing facilities could have a material adverse effect on our operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of September 30, 2017, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. In the aggregate, our facilities occupy approximately 14 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time through 2040.
We lease approximately 185,000 square feet in Chesterbrook, Pennsylvania and approximately 106,000 square feet in Conshohocken, Pennsylvania for our corporate headquarters.
Pharmaceutical Distribution Services has 28 full-service wholesale pharmaceutical distribution facilities in the United States, ranging in size from approximately 53,000 square feet to 408,000 square feet. The operations of Pharmaceutical Distribution Services comprise approximately 7.2 million square feet. Significant leased facilities are located in Puerto Rico plus the following states: Arizona, Colorado, Florida, Georgia, Hawaii, Indiana, Kentucky, Minnesota, Mississippi, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Illinois, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas, and Virginia.
As of September 30, 2017, the Consulting Group's operations were conducted in leased locations, comprising approximately 0.9 million square feet. Its headquarters are located in South Carolina and its other operations are primarily located in North Carolina and Maryland and internationally in Canada.
As of September 30, 2017, World Courier's office and operating facilities are located in over 50 countries throughout the world. Its headquarters are located in London, England. Most of the facilities are leased. Significant owned facilities are located in New York, and internationally in Germany, Japan, Singapore, and South Africa.
As of September 30, 2017, MWI's operations were conducted in the United States and in the United Kingdom, ranging from approximately 41,000 square feet to 225,000 square feet, with an aggregate of approximately 2.0 million square feet. Leased facilities are located in California, Colorado, Florida, Georgia, Idaho, Indiana, Kansas, Massachusetts, Minnesota, North Carolina, Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Idaho, Texas and internationally in the United Kingdom. Its headquarters are located in Idaho.
We consider all of our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 13 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of our executive officers and their ages and positions as of October 31, 2017.

Name	Age	Current Position with the Company
Steven H. Collis	56	Chairman, President, and Chief Executive Officer
John G. Chou	61	Executive Vice President and Chief Legal & Business Officer
Gina K. Clark	60	Executive Vice President and Chief Communications & Administration Officer
James F. Cleary, Jr.	54	Executive Vice President and Group President, Global Commercialization Services & Animal Health
Dale Danilewitz	55	Executive Vice President and Chief Information Officer
Kathy H. Gaddes	54	Executive Vice President and Chief Human Resources Officer
Tim G. Guttman	58	Executive Vice President and Chief Financial Officer
Peyton R. Howell	50	Executive Vice President and President, Health Systems & Specialty Care Solutions
Robert P. Mauch	50	Executive Vice President and Group President, Pharmaceutical Distribution & Strategic Global Sourcing
Sun Park	41	Executive Vice President, Strategy and Development
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
Mr. Chou has been Executive Vice President of the Company since August 2011 and became the Chief Legal & Business Officer in June 2017. He served as General Counsel of the Company from January 2007 to June 2017. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He served as Secretary of the Company from February 2006 to May 2012. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 15 years.
Ms. Clark has been Executive Vice President since November 2014 and became Chief Communication & Administration Officer in June 2017. She served as Chief Marketing Officer from November 2014 to June 2017. Ms. Clark was named Senior Vice President and Chief Marketing Officer in June 2011. She previously served as Senior Vice President of Marketing and Business Development for AmerisourceBergen Specialty Group from January 2007 to June 2011. Prior to joining the Company, she worked in executive leadership roles at Premier Inc. and HealthSouth, including Senior Vice President of Marketing and Alliance Relations, Group Vice President of Relationship Management, and Senior Vice President of Managed Care and National Contracting.
Mr. Cleary has been Executive Vice President since March 2015 and became Group President, Global Commercialization Services & Animal Health in June 2017. He served as President, MWI Veterinary Supply from March 2015 to June 2017. Prior to joining the Company, he was President and Chief Executive Officer of MWI Veterinary Supply, Inc. from June 2002.
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
Mr. Guttman became Executive Vice President and Chief Financial Officer in November 2014. Mr. Guttman was named Senior Vice President and Chief Financial Officer in May 2012. He served as Acting Chief Financial Officer from February 2012 to May 2012. He was Vice President and Corporate Controller from August 2002 to May 2012. Mr. Guttman has been employed by the Company for 15 years.
Ms. Howell has been Executive Vice President since November 2014 and became President, Health Systems & Specialty Care Solutions in June 2017. She served as President, Global Sourcing & Manufacturer Relations from November 2014 to June 2017. Ms. Howell previously served as Senior Vice President and President, Global Sourcing and Manufacturer Relations since December 2012. She served as Senior Vice President, Business Development and President of AmerisourceBergen Consulting Services from May 2010 to December 2012. She was President of Consulting Services and Health Policy, AmerisourceBergen Specialty Group from October 2007 to May 2010. She was President of Lash Group and AmerisourceBergen Specialty Group Manufacturer Services from November 1999 to October 2007. Ms. Howell has been employed by the Company or one of its predecessors for 26 years.
Mr. Mauch has been Executive Vice President since February 2015 and became Group President, Pharmaceutical Distribution & Strategic Global Sourcing in June 2017. He served as President, AmerisourceBergen Drug Corporation from February 2015 to June 2017. He previously served as Senior Vice President Chief Operating Officer, AmerisourceBergen Drug Corporation from March 2014 to February 2015. He was Senior Vice President, Operations, AmerisourceBergen Drug Corporation from April 2012 to March 2014. He was Senior Vice President of Sales and Marketing, AmerisourceBergen Drug Corporation from April 2011 to April 2012. He was Senior Vice President, Alternate Care Sales and Marketing, AmerisourceBergen Drug Corporation from May 2010 to April 2011. Mr. Mauch has been employed by the Company or one of its predecessors for 23 years.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2017, there were 2,650 record holders of the Company's common stock. The following sets forth the high and low closing sale prices of the Company's common stock for the periods indicated.
PRICE RANGE OF COMMON STOCK

	High	Low
Fiscal Year Ended September 30, 2017
First Quarter	$81.33	$69.03
Second Quarter	$92.23	$81.53
Third Quarter	$96.38	$80.94
Fourth Quarter	$95.22	$78.04
Fiscal Year Ended September 30, 2016
First Quarter	$105.02	$92.71
Second Quarter	$103.36	$83.62
Third Quarter	$91.89	$73.66
Fourth Quarter	$89.89	$80.16
In November 2015, our board of directors increased the quarterly dividend by 17% from $0.29 per share to $0.34 per share. In November 2016, our board of directors increased the quarterly dividend by 7% from $0.34 per share to $0.365 per share. In November 2017, our board of directors increased the quarterly dividend by 4% from $0.365 per share to $0.380 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.
Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 30170, College Station, TX 77842; (telephone): Domestic 1-877-296-3711, Domestic TDD 1-800-231-5469, International 1-201-680-6578 or International TDD 1-201-680-6610; and (internet) www.computershare.com.

ISSUER PURCHASES OF EQUITY SECURITIES
The following sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	—	$—	—	$118,760,836
November 1 to November 30	2,925,923	$63.07	2,814,017	$943,157,508
December 1 to December 31	702,488	$77.26	702,450	$888,885,792
January 1 to January 31	—	$—	—	$888,885,792
February 1 to February 28	328	$89.28	—	$888,885,792
March 1 to March 31	—	$—	—	$888,885,792
April 1 to April 30	—	$—	—	$888,885,792
May 1 to May 31	621	$82.49	—	$888,885,792
June 1 to June 30	3,417	$93.58	—	$888,885,792
July 1 to July 31	—	$—	—	$888,885,792
August 1 to August 31	1,253,534	$79.76	1,253,534	$788,906,335
September 1 to September 30	907	$80.24	—	$788,906,335
Total	4,887,218	$69.42	4,770,001
________________________________________________

(a)
In May 2016, the Company's board of directors authorized a share repurchase program that, together with the availability remaining under the existing August 2013 share repurchase program, permitted the Company to purchase up to $750 million of its outstanding shares or common stock, subject to market conditions. In September 2016, the Company entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution. The ASR transaction was settled in November 2016, at which time the financial institution delivered an additional 0.5 million shares of the Company's common stock. In addition to the ASR transaction settlement, the Company purchased 1.6 million shares of its common stock for a total of $118.8 million to complete its authorization under this program.

(b)
In November 2016, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2017, the Company purchased 2.7 million shares of its common stock for a total of $211.1 million under this program. As of September 30, 2017, the Company had $788.9 million of availability remaining under the November 2016 share repurchase program.

(c)	Employees surrendered 117,217 shares during the fiscal year ended September 30, 2017 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company's five year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2012 to September 30, 2017. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2012. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal quarter. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$300
$250
$200
$150
$100
$50
$0
9/12
9/13
9/14
9/15
9/16
9/17
AmerisourceBergen Corporation
S&P 500
S&P Health Care
Peer Group

* $100 invested on September 30, 2012 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 24.

	As of or for the Fiscal Year Ended September 30,
(Amounts in thousands, except per share amounts)	2017(a)	2016(b)	2015(c)	2014(d)	2013(e)
Statement of Operations Data:
Revenue	$153,143,826	$146,849,686	$135,961,803	$119,569,127	$87,959,167
Gross profit	4,546,002	4,272,606	3,529,313	2,982,366	2,507,819
Operating expenses	3,485,660	2,746,832	3,107,093	2,200,275	1,605,417
Operating income	1,060,342	1,525,774	422,220	782,091	902,402
Interest expense, net	145,185	139,912	109,036	83,634	80,326
Income (loss) from continuing operations	364,484	1,427,929	(138,165)	281,776	491,901
Net income (loss)	364,484	1,427,929	(138,165)	274,230	432,173
Earnings per share from continuing operations — diluted	$1.64	$6.32	$(0.63)	$1.20	$2.09
Earnings per share — diluted	$1.64	$6.32	$(0.63)	$1.16	$1.84
Cash dividends declared per common share	$1.46	$1.36	$1.16	$0.94	$0.84
Weighted average common shares outstanding — diluted	221,602	225,959	217,786	235,405	235,345
Balance Sheet Data:
Cash and cash equivalents	$2,435,115	$2,741,832	$2,167,442	$1,808,513	$1,231,006
Accounts receivable, net	10,303,324	9,175,876	8,222,951	6,312,883	6,051,920
Merchandise inventories	11,461,428	10,723,920	9,755,094	8,593,852	6,981,494
Property and equipment, net	1,797,945	1,530,682	1,192,510	1,044,831	907,562
Total assets	35,316,470	33,637,501	27,962,982	21,677,432	19,022,639
Accounts payable	25,404,042	23,926,320	20,886,439	15,592,834	13,335,792
Long-term debt, including current portion	3,442,055	4,186,703	3,493,048	1,995,632	1,396,606
Stockholders' equity	2,064,461	2,129,404	616,386	1,943,043	2,308,143
Total liabilities and stockholders' equity	$35,316,470	$33,637,501	$27,962,982	$21,677,432	$19,022,639
_________________________________

(a)
Includes $101.1 million of LIFO credit, net of income tax expense of $56.7 million, a $0.9 million gain from antitrust litigation settlements, net of income tax expense of $0.5 million, and $937.4 million of employee severance, litigation, and other costs, net of income tax benefit of $21.9 million.

(b)
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

(c)
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

(d)
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

(e)
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
We are one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. We are organized based upon the products and services we provide to our customers. Our operations are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in Other for the purpose of our reportable segment presentation.
Pharmaceutical Distribution Services Segment
Effective September 30, 2017, we reorganized our operating structure resulting in the combination of the legacy AmerisourceBergen Drug Corporation ("ABDC") and AmerisourceBergen Specialty Group ("ABSG") operating segments into a single operating segment, Pharmaceutical Distribution Services. In addition, in connection with the completion of this reorganization, our non-title third party logistics business, which was included within the Pharmaceutical Distribution Services reportable segment, was combined with the World Courier operating segment in Other, while the AmerisourceBergen Consulting Services ("ABCS") distribution business (previously included in Other) is now included in the Pharmaceutical Distribution Services reportable segment. We revised our previously-reported segment disclosures to reflect the aforementioned changes to our reporting structure. These changes did not have a material impact to our historical reportable segment operating results.
The Pharmaceutical Distribution Services reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, outsourced compounded sterile preparations, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. Through a number of operating businesses, the Pharmaceutical Distribution Services reportable segment provides pharmaceutical distribution (including plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the Pharmaceutical Distribution Services reportable segment provides data analytics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The Pharmaceutical Distribution Services reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, it delivers packaging solutions to institutional and retail healthcare providers.
Other
Other consists of operating segments that focus on global commercialization services and animal health and includes ABCS, World Courier, and MWI Animal Health ("MWI").
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

Executive Summary
This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 4.3% from the prior fiscal year primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Total gross profit increased 6.4% from the prior fiscal year primarily due to the reduction of last-in, first-out ("LIFO") expense, which was a credit of $157.8 million in the current fiscal year, in comparison to an expense of $200.2 million in the prior fiscal year and an increase in gross profit in Other, offset in part by a decrease in gains from antitrust litigation settlements of $132.4 million and a decrease in gross profit in Pharmaceutical Distribution Services. The LIFO credit in the current fiscal year was primarily driven by lower brand inflation and greater generic deflation for the fiscal year ended September 30, 2017 in comparison to the prior fiscal year;

•
Distribution, selling, and administrative expenses increased 1.8% from the prior fiscal year and as a percentage of revenue was 1.39% in the current fiscal year; a 3 basis point decline compared to the prior fiscal year. The decrease in expense as a percentage of revenue in comparison to the prior fiscal year was primarily due to initiatives taken in second half of the fiscal 2016 to improve operating efficiency across many of our businesses and certain administrative functions;

•
Total operating expenses increased $738.8 million from the prior fiscal year, primarily due to litigation settlements and accruals of $914.4 million recognized during the fiscal year ended September 30, 2017. The increase in litigation costs was offset in part by a decrease in Warrants expense of $140.3 million and a $47.6 million pension settlement charge, both of which were recognized during the fiscal year ended September 30, 2016; and

•
Our effective tax rates were 60.3% and (2.7)% in the fiscal years ended September 30, 2017 and 2016, respectively. Our effective tax rate in the fiscal year ended September 30, 2017 was negatively impacted by legal settlements and accrual charges that we currently estimate to be non-deductible (see Note 13 of the Notes to Consolidated Financial Statements), offset in part by certain discrete items, the growth of our international businesses in Switzerland and Ireland that have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting. Prior to the fiscal year ended September 30, 2017, tax benefits resulting from share-based compensation were recorded as adjustments to Additional Paid-In Capital within Stockholders' Equity (see Note 1 of the Notes to Consolidated Financial Statements). Our effective tax rate in the fiscal year ended September 30, 2016 primarily benefited from the receipt of an Internal Revenue Service ("IRS") private letter ruling that entitled us to an income tax deduction equal to the fair value of the Warrants on the dates of exercise.

Results of Operations
Year ended September 30, 2017 compared with Year ended September 30, 2016
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2017	2016	Change
Pharmaceutical Distribution Services	$147,453,495	$141,701,997	4.1%
Other	5,747,863	5,207,095	10.4%
Intersegment eliminations	(57,532)	(59,406)	(3.2)%
Revenue	$153,143,826	$146,849,686	4.3%
Revenue increased by 4.3% from the prior fiscal year. See discussions below under "Pharmaceutical Distribution Services Segment" and "Other" for commentary regarding our revenue growth.
Based on our recently announced plan to acquire H.D. Smith (see Note 18 of the Notes to Consolidated Financial Statements), we currently expect our revenue in fiscal 2018 to increase between 8% and 11%. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in federal government rules and regulations.
Pharmaceutical Distribution Services Segment
The Pharmaceutical Distribution Services segment grew its revenue by 4.1% from the prior fiscal year. Intrasegment revenue between legacy ABDC and legacy ABSG has been eliminated in the presentation of total Pharmaceutical Distribution Services revenue. Intrasegment revenues primarily consisted of legacy ABSG sales directly to legacy ABDC customer sites or legacy ABSG sales to legacy ABDC facilities. Intrasegment revenues were $9.5 billion and $7.6 billion in the fiscal years ended September 30, 2017 and 2016, respectively.
Legacy ABDC's revenue of $124.6 billion increased 4.0% from the prior fiscal year (before intrasegment eliminations). The increase in revenue was primarily due to the growth of some of its largest customers and due to overall market growth within the retail customer segment, offset in part by a decline in sales of products that treat Hepatitis C.
Legacy ABSG's revenue of $31.5 billion increased 10.5% from the prior fiscal year (before intrasegment eliminations). The increase in revenue was primarily due to strong overall performance, especially in the sale of oncology products, and increased sales in our third party logistics business.
A number of our contracts with customers, including GPOs, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2017, no significant contracts expired without being renewed. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
Other
Revenue in Other increased 10.4% from the prior fiscal year, primarily due to increased revenue from MWI due to strong growth in its companion animal business and ABCS due to its growth in manufacturer service programs. ABCS service program revenue growth can be significantly impacted by manufacturer product growth and launches.

Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2017	2016	Change
Pharmaceutical Distribution Services	$3,182,836	$3,232,873	(1.5)%
Other	1,204,545	1,106,309	8.9%
Intersegment eliminations	(556)	(104)
Gain from antitrust litigation settlements	1,395	133,758
LIFO credit (expense)	157,782	(200,230)
Gross profit	$4,546,002	$4,272,606	6.4%
Gross profit increased 6.4%, or $273.4 million, from the prior fiscal year. The increase in gross profit from the prior fiscal year was primarily due to a decrease in LIFO expense of $358.0 million and an increase in gross profit in Other, offset in part by a decrease in gains from antitrust litigation settlements of $132.4 million and a decrease in gross profit in Pharmaceutical Distribution Services. The LIFO credit in the current fiscal year was primarily driven by lower brand inflation and greater generic deflation for fiscal year ended September 30, 2017 in comparison to the prior fiscal year.
Our costs of goods sold includes a LIFO provision that is affected by expected changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision.
Pharmaceutical Distribution Services gross profit decreased 1.5%, or $50.0 million, from the prior fiscal year. Gross profit in the current fiscal year was adversely impacted primarily by the prior year Kaiser contract renewal effective July 1, 2016 at less favorable terms, a prior year GPO customer contract renewal effective April 1, 2016 at less favorable terms, lower price appreciation, and a lower contribution from PharMEDium as it shipped fewer units while we increased our investment in quality control and quality assurance systems to enhance product quality and patient safety and to meet all of PharMEDium's commitments to the U.S. Food and Drug Administration ("FDA") pursuant to the new federal requirements for outsourcing facilities, all of which was offset in part by an increase in revenue. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.16% in the current fiscal year decreased 12 basis points from the prior fiscal year. The decrease from the prior fiscal year was primarily due to the above-mentioned contract renewals, lower price appreciation, and increased sales to some of our larger customers that typically have a lower gross profit margin.
Gross profit in Other increased 8.9%, or $98.2 million, from the prior fiscal year. The increase was primarily due to revenue growth of ABCS and MWI. As a percentage of revenue, gross profit margin in Other of 20.96% in the current fiscal year decreased from 21.25% in the prior fiscal year.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $1.4 million and $133.8 million during the fiscal years ended September 30, 2017 and 2016, respectively. The gains were recorded as reductions to cost of goods sold (see Note 14 of the Notes to Consolidated Financial Statements).
Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2017	2016	Change
Distribution, selling, and administrative	$2,128,730	$2,091,237	1.8%
Depreciation and amortization	397,603	364,735	9.0%
Warrants expense	—	140,342
Employee severance, litigation, and other	959,327	102,911
Pension settlement	—	47,607
Total operating expenses	$3,485,660	$2,746,832	26.9%
Distribution, selling, and administrative expenses increased 1.8%, or $37.5 million from the prior fiscal year and as a percentage of revenue, was 1.39% in the current fiscal year; a 3 basis point decline compared to the prior fiscal year. The decrease in expense as a percentage of revenue in comparison to the prior fiscal year was primarily due to initiatives taken in the second half of fiscal 2016 to improve operating efficiency across many of our businesses and certain administrative functions.
Depreciation expense increased 11.7% from the prior fiscal year due to an increase in the amount of property and equipment placed into service relating to our distribution infrastructure and various technology assets. Amortization expense increased 5.3%

from the prior fiscal year primarily due to the amortization of intangible assets originating from our November 6, 2015 acquisition of PharMEDium.
There was no Warrants expense in the current fiscal year as the Warrants were exercised in the fiscal year ended September 30, 2016. Warrants expense in the fiscal year ended September 30, 2016 was $140.3 million.
Employee severance, litigation, and other for the fiscal year ended September 30, 2017 included $38.1 million of costs related to employee severance and other costs, $914.4 million for litigation settlements and accruals (see Note 13 of the Notes to Consolidated Financial Statements for further details), and $6.8 million of deal-related transaction costs. During the fiscal year ended September 30, 2017, we began to reorganize to further align our organization to our customers' needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth, and as a result, numerous positions were eliminated. Employee severance, litigation, and other for the fiscal year ended September 30, 2016 included $53.5 million of employee severance and other costs, $19.2 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), a $17.1 million charge related to the transfer of surplus assets from our settled salaried defined benefit pension plan to our defined contribution 401(k) plan, and $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items). During the fiscal year ended September 30, 2016, we reorganized certain of our business units and corporate functions to improve operating efficiency, and as a result, numerous positions were eliminated.
Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2017	2016	Change
Pharmaceutical Distribution Services	$1,643,629	$1,702,725	(3.5)%
Other	373,797	327,746	14.1%
Intersegment eliminations	(556)	(103)
Total segment operating income	2,016,870	2,030,368	(0.7)%

Gain from antitrust litigation settlements	1,395	133,758
LIFO credit (expense)	157,782	(200,230)
Acquisition-related intangibles amortization	(156,378)	(147,262)
Warrants expense	—	(140,342)
Employee severance, litigation, and other	(959,327)	(102,911)
Pension settlement	—	(47,607)
Operating income	$1,060,342	$1,525,774
Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit (expense); acquisition-related intangibles amortization; Warrants expense; employee severance, litigation, and other; and pension settlement.
Pharmaceutical Distribution Services operating income decreased 3.5%, or $59.1 million, from the prior fiscal year primarily due to the decrease in gross profit. As a percentage of revenue, Pharmaceutical Distribution Services operating income margin of 1.11% decreased 9 basis points from the prior fiscal year primarily due to the prior year contract renewals at less favorable terms, lower price appreciation, and increased sales to some of our larger customers that typically have lower gross profit margin, offset in part by our initiatives to improve operating efficiency.
Operating income in Other increased 14.1%, or $46.1 million, from the prior fiscal year primarily due to the gross profit increases of ABCS and MWI, offset in part by an increase in operating expenses.

Interest expense, net and the respective weighted average interest rates were as follows:

	Fiscal Year Ended September 30,
	2017		2016
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$149,042	2.99%	$144,349	2.72%
Interest income	(3,857)	0.52%	(4,437)	0.45%
Interest expense, net	$145,185		$139,912
Interest expense, net increased 3.8%, or $5.3 million, from the prior fiscal year. The increase in interest expense, net from the prior fiscal year was primarily due to an increase in our financing obligations related to leased construction assets, offset in part by a decrease of approximately $500 million in average borrowings from the prior fiscal year.
Our interest expense in future periods may vary significantly depending upon changes in net borrowings, interest rates, amendments to our current borrowing facilities, and strategic decisions to deploy our invested cash.
Our effective tax rates were 60.3% and (2.7)% in the fiscal years ended September 30, 2017 and 2016, respectively. Our effective tax rate in the fiscal year ended September 30, 2017 was negatively impacted by legal settlements and accrual charges that we currently estimate to be non-deductible (see Note 13 of the Notes to Consolidated Financial Statements), offset in part by certain discrete items, the growth of our international businesses in Switzerland and Ireland that have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting. Prior to the fiscal year ended September 30, 2017, tax benefits resulting from share-based compensation were recorded as adjustments to Additional Paid-In Capital within Stockholders' Equity. Our effective tax rate in the fiscal year ended September 30, 2016 primarily benefited from the receipt of an IRS private letter ruling that entitled us to an income tax deduction equal to the fair value of the Warrants on the dates of exercise.
Net income was $364.5 million and $1,427.9 million in the fiscal years ended September 30, 2017 and 2016.
Year ended September 30, 2016 compared with Year ended September 30, 2015
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2016	2015	Change
Pharmaceutical Distribution Services	$141,701,997	$132,383,820	7.0%
Other	5,207,095	3,586,879	45.2%
Intersegment eliminations	(59,406)	(8,896)
Revenue	$146,849,686	$135,961,803	8.0%
Revenue increased by 8.0% from the prior fiscal year. See discussions below under "Pharmaceutical Distribution Services" and "Other" for commentary regarding our revenue growth.
Pharmaceutical Distribution Services Segment
The Pharmaceutical Distribution Services segment grew its revenue by 7.0% from the prior fiscal year. Intrasegment revenues between legacy ABDC and legacy ABSG have been eliminated in the presentation of total Pharmaceutical Distribution Services revenue. Intrasegment revenues primarily consisted of legacy ABSG sales directly to legacy ABDC customer sites or legacy ABSG sales to legacy ABDC facilities. Intrasegment revenues were $7.6 billion and $6.4 billion in the fiscal years ended September 30, 2016 and 2015, respectively.
Legacy ABDC's revenue of $119.8 billion increased 5.6% from the prior fiscal year (before intrasegment eliminations). The increase in legacy ABDC's revenue was primarily due to overall market growth, including sales to WBA. Revenue in the fiscal year ended September 30, 2016 was negatively impacted by lower sales of products that treat Hepatitis C.
Legacy ABSG's revenue of $28.5 billion increased 17.1% from the prior fiscal year (before intrasegment eliminations). The increase in legacy ABSG's revenue was due to the continued growth in our oncology business (including an increase in sales to community oncologists), increased sales in our third party logistics business, and increases in our blood products, vaccine, and physician office distribution businesses.

During the fiscal year ended September 30, 2016, no significant contracts expired. However, a significant contract with a GPO was renewed, effective April 1, 2016, and our agreement with Kaiser was renewed for a five-year term commencing on July 1, 2016, both at less favorable terms than the previous contracts.
Other
Revenue in Other increased 45.2% from the prior fiscal year, primarily due to incremental revenue contribution from MWI, which was acquired in February 2015.
Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2016	2015	Change
Pharmaceutical Distribution Services	$3,232,873	$3,137,351	3.0%
Other	1,106,309	869,276	27.3%
Intersegment eliminations	(104)	—
Gain from antitrust litigation settlements	133,758	65,493
LIFO expense	(200,230)	(542,807)
Gross profit	$4,272,606	$3,529,313	21.1%
Gross profit increased 21.1%, or $743.3 million, from the prior fiscal year. The increase was due to the $342.6 million decrease in LIFO expense from the prior fiscal year, the increase in the gross profit of Other, the increase in gross profit of Pharmaceutical Distribution Services, and the $68.3 million increase in gains from antitrust litigation settlements from the prior fiscal year. The decrease in LIFO expense was primarily due to lower brand inflation and higher generic drug deflation.
Pharmaceutical Distribution Services gross profit increased 3.0%, or $95.5 million, from the prior fiscal year. The increase was due to the contribution from our fiscal 2016 PharMEDium acquisition and the growth of legacy ABSG's revenue. Gross profit growth in the current fiscal year benefited from the incremental income from legacy ABDC's participation in the WBA generic purchasing services arrangement and was adversely impacted by lower generic price appreciation, an increase in generic price deflation, and contract renewals with the the Department of Defense, a significant GPO customer, and Kaiser, all at less favorable terms. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.28% in the current fiscal year decreased 9 basis points from the prior fiscal year. The decrease from the prior fiscal year was primarily due to lower generic price appreciation, an increase in generic price deflation, contract renewals at less favorable terms, and increased sales to our larger customers that typically have a lower gross profit margin.
Gross profit in Other increased 27.3%, or $237.0 million, from the prior fiscal year. The increase was primarily due to the contribution of our February 2015 acquisition of MWI, and, to a lesser extent, the increase in legacy ABCS's revenue. As a percentage of revenue, gross profit margin in Other of 21.25% in the current fiscal year decreased from 24.23% in the prior fiscal year. The decrease from the prior fiscal year was primarily due to the addition of MWI, which has a lower gross profit margin in comparison to other businesses within Other.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $133.8 million and $65.5 million during the fiscal years ended September 30, 2016 and 2015, respectively.
Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2016	2015	Change
Distribution, selling, and administrative	$2,091,237	$1,907,840	9.6%
Depreciation and amortization	364,735	248,635	46.7%
Warrants expense	140,342	912,724
Employee severance, litigation, and other	102,911	37,894
Pension settlement	47,607	—
Total operating expenses	$2,746,832	$3,107,093	(11.6)%
Distribution, selling, and administrative expenses increased 9.6%, or $183.4 million from the prior fiscal year primarily due to our February 2015 acquisition of MWI, and to a lesser extent, our November 2015 acquisition of PharMEDium. As a percentage of revenue, distribution, selling, and administrative expenses were 1.42% in the current fiscal year, and represents an increase of 2 basis points compared to the prior fiscal year. The increase of 2 basis points was primarily due to the addition of MWI, which has higher operating expenses as a percentage of revenue in comparison to the Pharmaceutical Distribution Services segment, offset in part by an initiative to improve operating efficiency across many of our businesses and certain administrative functions.
Depreciation expense increased 10.5% from the prior fiscal year due to an increase in the amount of property and equipment placed into service. Amortization expense increased 169.9% from prior fiscal year primarily due to the amortization of intangible assets originating from our MWI and PharMEDium acquisitions.
Warrants expense decreased significantly from the prior fiscal year primarily due to the decline in our stock price since September 30, 2015. The Warrants were issued in March 2013 in connection with the agreements and arrangements that define our strategic relationship with WBA. The Warrants were exercised by WBA in full in the fiscal year ended September 30, 2016.
Employee severance, litigation, and other for the fiscal year ended September 30, 2016 included $53.5 million of employee severance and other costs, $19.2 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), a $17.1 million charge related to the transfer of surplus assets from our settled salaried defined benefit pension plan to our defined contribution 401(k) plan, and $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items). Employee severance, litigation, and other for the fiscal year ended September 30, 2015 included $5.3 million of employee severance and other costs and $32.6 million of deal-related transaction costs (primarily related to professional fees with respect to the MWI acquisition).
We recorded a pension settlement charge of $47.6 million in the fiscal year ended September 30, 2016 related to the final settlement of our salaried defined benefit plan (see Note 9 of the Notes to Consolidated Financial Statements).
Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2016	2015	Change
Pharmaceutical Distribution Services	$1,702,725	$1,666,110	2.2%
Other	327,746	238,137	37.6%
Intersegment eliminations	(103)	—
Total segment operating income	2,030,368	1,904,247	6.6%

Gain from antitrust litigation settlements	133,758	65,493
LIFO expense	(200,230)	(542,807)
Acquisition-related intangibles amortization	(147,262)	(54,095)
Warrants expense	(140,342)	(912,724)
Employee severance, litigation, and other	(102,911)	(37,894)
Pension settlement	(47,607)	—
Operating income	$1,525,774	$422,220
Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; Warrants expense; employee severance, litigation, and other; and pension settlement.
Pharmaceutical Distribution Services operating income increased 2.2%, or $36.6 million, from the prior fiscal year due to the increase in gross profit, offset in part by the increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services operating income margin decreased 6 basis points from the prior fiscal year primarily due to lower generic price appreciation, an increase in generic price deflation, contract renewals at less favorable terms, and increased sales to our larger customers that typically have a lower gross profit margin, offset in part by our initiative to improve operating efficiency.
Operating income in Other increased 37.6%, or $89.6 million, from the prior fiscal year primarily due to the February 2015 acquisition of MWI.

Interest expense, net and the respective weighted average interest rates were as follows:

	Fiscal Year Ended September 30,
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
Our effective tax rates were (2.7%) and 151.4% in the fiscal years ended September 30, 2016 and 2015, respectively. Our effective tax rate in the fiscal year ended September 30, 2016 primarily benefited from an IRS private letter ruling that entitled us to an income tax benefit equal to the fair value of the Warrants on the dates of exercise. Our effective tax rate was also favorably impacted in fiscal 2016 by growth of our international businesses in Switzerland and Ireland that have significantly lower income tax rates.
Net income was $1,427.9 million in the fiscal year ended September 30, 2016. Net loss was $138.2 million in the fiscal year ended September 30, 2015.
Critical Accounting Policies and Estimates
Critical accounting policies are those policies which involve accounting estimates and assumptions that can have a material impact on our financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management's judgment. Actual results may differ from these estimates due to uncertainties inherent in such estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For a complete list of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.
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
In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers' financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based upon historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal, documented reviews of the allowance at least quarterly, and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2017, 2016, and 2015, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries, and other adjustments. Schedule II of this Form 10-K sets forth a rollforward of the allowance for doubtful accounts and reserve for customer sales returns.
Bad debt expense for the fiscal years ended September 30, 2017, 2016, and 2015 was $8.9 million, $13.1 million, and $8.1 million, respectively. An increase or decrease of 0.1% in the 2017 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $10.4 million. The allowance for doubtful accounts was $66.6 million and $69.8 million as of September 30, 2017 and 2016, respectively.

Business Combinations
The assets acquired and liabilities assumed from the acquired business are recorded at fair value, with the residual of the purchase price recorded as goodwill. We engage third party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to: discount rates and future expected cash flows from and economic lives of customer relationships, trade names, existing technology, and other intangible assets. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions or estimates.
Equity Investments
We use the equity method of accounting for our investments in entities in which we have significant influence; generally, this represents an ownership interest of between 20% and 50%. Unrealized losses that are determined to be other-than-temporary impairment losses are recorded as a component of earnings in the period in which that determination is made. We recorded an impairment charge of $30.6 million in the fiscal year ended September 30, 2015 related to our minority ownership interest in a pharmaceutical wholesaler in Brazil. The impairment charge was based upon our determination that the decline in the pharmaceutical wholesaler's stock price from the date on which the investment was made to September 30, 2015 was other-than-temporary. There were no impairment charges on equity investments in the fiscal years ended September 30, 2017 or 2016.
Goodwill and Intangible Assets
Goodwill and other intangible assets with indefinite lives, certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite lived intangible assets are less than the respective carrying values of those reporting units and indefinite lived intangible assets, respectively. We elected to bypass performing the qualitative assessment and, in the fourth quarter of fiscal 2017, went directly to performing our annual quantitative assessments of the goodwill and indefinite-lived intangible assets for the current year. We also completed a qualitative assessment immediately after our reorganization in the fourth quarter of fiscal 2017. We may elect to perform the qualitative annual assessment in future periods.
The goodwill impairment test requires us to compare the carrying value of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which not to exceed the total amount of goodwill allocated to the reporting unit.
We identify our reporting units based upon our management reporting structure, and our reporting units are the same as our operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides.
We utilize an income-based approach to value our reporting units. The income-based approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. We believe that market participants would use a discounted cash flow analysis to determine the fair value of our reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While we use the best available information to prepare our cash flow and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.
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

We completed our required annual impairment tests relating to goodwill and other intangible assets in the fourth quarter of the fiscal years ended September 30, 2017, 2016, and 2015, and determined that there were no impairments.
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
We prepare and file tax returns based upon our interpretation of tax laws and regulations and record estimates based upon these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation, and/or as concluded through the various jurisdictions' tax court systems. Significant judgment is exercised in applying complex tax laws and regulations across multiple global jurisdictions where we conduct our operations. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based upon the technical merits of the position.
We believe that our estimates for the valuation allowances against deferred tax assets and the amount of benefits recognized in our financial statements for uncertain tax positions are appropriate based upon current facts and circumstances. However, others applying reasonable judgment to the same facts and circumstances could develop a different estimate and the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $9.2 million in the fiscal year ended September 30, 2017.
Loss Contingencies
In the ordinary course of business, we become involved in lawsuits, administrative proceedings, government subpoenas, government investigations, and other disputes, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency in the footnotes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made.
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 80% of our inventories as of September 30, 2017 and 2016 has been determined using the LIFO method. If we had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,467.0 million and $1,624.8 million higher than the amounts reported as of September 30, 2017 and 2016, respectively. We recorded a LIFO credit of $157.8 million in the fiscal year ended September 30, 2017 and LIFO expense of $200.2 million and $542.8 million in fiscal years ended September 30, 2016 and 2015, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to our annual LIFO provision.

Share-Based Compensation
We account for the compensation cost of all share-based payments at fair value. We utilize a binomial option pricing model to determine the fair value of share-based compensation expense, which involves the use of several assumptions, including expected term of the option, expected volatility, risk-free interest rate, dividend yield, and forfeiture rate. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based upon historical experience. Expected volatility is based upon historical volatility of our common stock as well as other factors, such as implied volatility. The fair value of performance stock units is determined by the grant date market price of our common stock and the compensation expense associated with the non-vested performance stock units is dependent on our periodic assessment of the probability of financial targets being achieved and our estimate of the number of shares that will ultimately be issued.
Supplier Reserves
We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based upon the judgment of management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs, and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based upon changes in factual circumstances. An increase or decrease of 0.1% in the 2017 supplier reserve balances as a percentage of trade payables would result in an increase or decrease in cost of goods sold by approximately $25.4 million. The ultimate outcome of any outstanding claim may be different from our estimate.
Liquidity and Capital Resources
The following illustrates our debt structure as of September 30, 2017, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$400,000, 4.875% senior notes due 2019	$398,399	$—
$500,000, 3.50% senior notes due 2021	497,877	—
$500,000, 3.40% senior notes due 2024	496,766	—
$500,000, 3.25% senior notes due 2025	494,950	—
$500,000, 4.25% senior notes due 2045	494,082	—
Total fixed-rate debt	2,382,074	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2019	500,000	950,000
Term loans due in 2020	547,860	—
Multi-currency revolving credit facility due 2021	—	1,400,000
Overdraft facility due in 2021 (£30,000)	12,121	28,066
Total variable-rate debt	1,059,981	2,453,066
Total debt	$3,442,055	$2,453,066
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
As of September 30, 2017 and 2016, our cash and cash equivalents held by foreign subsidiaries were $995.7 million and $582.9 million, respectively, and are generally based in U.S. dollar denominated holdings. We expect that our cash and cash equivalents held by foreign subsidiaries may continue to grow. Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, including future acquisitions of non-U.S. entities, although a portion of these amounts may from time to time be subject to short-term intercompany loans to U.S. subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We do not have any plans to repatriate these amounts to the United States, as our foreign subsidiaries intend to indefinitely reinvest this cash in foreign investments or foreign operations.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, can require the use of our credit facilities to fund short-term capital needs. Our cash balance in the fiscal years ended September 30, 2017 and 2016 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. Our cash balance in the fiscal year ended September 30, 2016 also needed to be supplemented by intra-period credit facility borrowings to cover a portion of the purchase price of PharMEDium in advance of securing long-term financing. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the fiscal years ended September 30, 2017 and 2016 was $626.1 million and $1,018.2 million, respectively. We had $9,324.7 million, $8,333.7 million, and $111.1 million of cumulative intra-period borrowings that were repaid under our credit facilities during the fiscal years ended September 30, 2017, 2016, and 2015, respectively. Additionally, in the fiscal year ended September 30, 2016, we borrowed $500.0 million under our receivables securitization facility that we used to finance principal payments that we elected to make on the November 2015 Term Loan (see below).
In the fiscal year ended September 30, 2017, we repaid the $600 million of 1.15% senior notes that became due, and we repaid $150 million of amounts outstanding under our term loans.
We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2017) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based upon our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of September 30, 2017). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of September 30, 2017.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of September 30, 2017 and 2016.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. In fiscal 2016, we utilized the capacity to borrow $500 million on the Receivables Securitization Facility to finance $500 million of principal payments that we elected to make on the November 2015 Term Loan (defined below), as the Receivables Securitization Facility bears interest at a lower rate. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based upon prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2017.
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
We have an uncommitted, unsecured line of credit available to us pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides us with the ability to request short-term unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or us at any time without prior notice. We also have a £30 million uncommitted U.K. overdraft facility ("Overdraft Facility"), which expires in February 2021, to fund short-term, normal trading cycle fluctuations related to our MWI business.
In February 2015, we entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through September 30, 2017, we elected to make principal payments, prior to the scheduled repayment dates, of $775 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based upon our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of September 30, 2017) and 0 to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2017. We used the proceeds from the February 2015 Term Loan to finance a portion of the cash consideration paid in connection with the acquisition of MWI.
In November 2015, we entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. Through September 30, 2017, we made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675 million on the November 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based upon our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of September 30, 2017) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of September 30, 2017. We used the proceeds from the November 2015 Term Loan to finance a portion of the cash consideration paid in connection with the acquisition of PharMEDium.
We have $400 million of 4.875% senior notes due November 15, 2019, $500 million of 3.50% senior notes due November 15, 2021, $500 million of 3.40% senior notes due May 15, 2024, $500 million of 3.25% senior notes due March 1, 2025, and $500 million of 4.25% senior notes due March 1, 2045 (collectively, the "Notes"). Interest on the Notes is payable semiannually in arrears.
In August 2013, our board of directors authorized a program allowing us to purchase up to $750 million in shares of our common stock, subject to market conditions. During the fiscal years ended September 30, 2014 and 2015, we purchased $174.7 million and $300.8 million, respectively, under this share repurchase program. During the six months ended March 31, 2016, we purchased $100.0 million of our common stock under this program. In May 2016, our board of directors authorized a new share purchase program that, together with availability remaining under the existing August 2013 share repurchase program, permitted us to purchase up to $750 million in shares of our common stock, subject to market conditions. In September 2016, we entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $400 million for shares of our common stock. The initial payment of $400 million funded stock purchases of $380.0 million and a share holdback of $20.0 million. The ASR transaction was settled in November 2016, at which time the financial institution delivered additional shares to us. The number of shares ultimately received was based upon the volume-weighted average price of our common stock during the term of the ASR. We applied the $400 million ASR to the May 2016 share repurchase program. In addition to the ASR, during the fiscal year ended September 30, 2016, we purchased $231.2 million of our common stock under the May 2016 program. During the fiscal year ended September 30, 2017, we purchased $118.8 million of our common stock to complete our authorization under this program.
In November 2016, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion in shares of our common stock, subject to market conditions. During the fiscal year ended September 30, 2017, we purchased $211.1 million of our common stock under this program. As of September 30, 2017, we had $788.9 million of availability remaining under this program.
In March 2013, we and WBA entered into various agreements and arrangements pursuant to which subsidiaries of WBA were granted the right to purchase a minority equity position in us, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of our common stock in open market transactions (approximately 7% of our common stock on a fully diluted basis as of the date of issuance of the Warrants described below, assuming their exercise in full). In connection with these arrangements, wholly-owned subsidiaries of WBA were issued (a) warrants to purchase up to an aggregate of 22,696,912 shares of our common stock at an exercise price of $51.50 per share, exercisable during a six-month period beginning in March 2016 (the "2016 Warrants"), and (b) warrants to purchase up to 22,696,912 shares of our common stock at an exercise price of $52.50 per share, exercisable during a six-month period beginning in March 2017 (the "2017 Warrants" and together with the 2016 Warrants, the "Warrants").
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
In the fiscal years ended September 30, 2014 and 2015, we purchased $1,774.1 million of our common stock under special share repurchase programs to further mitigate the potentially dilutive effect of the Warrants and supplement our previously executed warrant hedging strategy.
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
In September 2015, our board of directors authorized a special share repurchase program allowing us to purchase up to $2.4 billion in shares of our common stock, subject to market conditions. During the fiscal year ended September 30, 2016, we purchased $1,535.1 million of our common stock under (all under the Call Options and Capped Calls) this program. We had $740.9 million of availability remaining under this special share repurchase program as of September 30, 2016. However, this availability will not be utilized as the earnings per share dilutive effect of the Warrants was fully mitigated by us concurrent with the August 2016 exercise of the 2017 Warrants (see below).
In March 2016, the 2016 Warrants were exercised for $1,168.9 million in cash. In August 2016, the 2017 Warrants were amended so that they became exercisable in whole or in part during the six-month period beginning in August 2016 at an exercise price of $52.50. In August 2016, the 2017 Warrants were exercised by WBA for $1,191.6 million in cash.
The earnings per share dilutive effect of the Warrants was fully mitigated by our hedging a portion of our obligation to deliver common stock with a financial institution and repurchasing additional shares of our common stock under the special share repurchase programs, as described above, for our own account over time.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments as of September 30, 2017:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$126,298	$61,676	$28,706	$50,585	$267,265
1-3 years	1,332,536	95,338	62,477	35,661	1,526,012
4-5 years	963,936	61,952	58,656	6,061	1,090,605
After 5 years	2,052,750	76,511	159,345	—	2,288,606
Total	$4,475,520	$295,477	$309,184	$92,307	$5,172,488

[1] Represents the portion of future minimum lease payments relating to facility leases where we were determined to be the accounting owner (see Note 1 of the Notes to Consolidated Financial Statements). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future non-cash termination of the financing obligation.

We outsource to IBM Global Services a significant portion of our data center operations. The remaining commitment under our arrangement, which expires in January 2021, is approximately $67.7 million as of September 30, 2017, of which $35.0 million represents our commitment in fiscal 2018, and is included in "Other commitments" in the above table.
Our liability for uncertain tax positions was $338.4 million (including interest and penalties) as of September 30, 2017. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.
During the fiscal year ended September 30, 2017, our operating activities provided $1,504.1 million of cash in comparison to cash provided of $3,178.5 million in the prior fiscal year. Cash provided by operations in the fiscal year ended September 30, 2017 was principally the result of an increase in accounts payable of $1,473.4 million, an increase in accrued expenses of $661.2 million, non-cash items of $672.5 million, and net income of $364.5 million, offset in part by an increase in accounts receivable of $1,277.9 million and an increase in merchandise inventories of $431.5 million. The non-cash items were comprised primarily of $262.4 million of depreciation expense, $169.9 million of amortization expense, a LIFO credit of $157.8 million, and $319.1 million of deferred income tax expense. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of scheduled payments to our suppliers. We increased our merchandise inventories as of September 30, 2017 to support the increase in business volume. The increase in accrued expenses was primarily driven by a current year litigation accrual of $625.0 million (see Note 13 of the Notes to Consolidated Financial Statements). The increase in accounts receivable was the result of our revenue growth and a gradual change in payment terms with our largest customer that occurred between May 2016 and February 2017 as part of a contract amendment that, among other things, extended the term of our relationship with the customer.
Deterioration in general economic conditions, among other factors, could adversely affect the amount of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers. In addition, volatility in financial markets may also negatively impact our customers' ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us could adversely affect our revenue growth, our profitability, and our cash flow from operations.
We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon an annual average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Fiscal Year Ended September 30,
	2017	2016	2015
Days sales outstanding	23.8	21.6	20.0
Days inventory on hand	30.1	30.0	29.5
Days payable outstanding	57.4	56.9	51.9

The increase in days sales outstanding from the prior fiscal year was the result of a gradual change in payment terms with our largest customer that occurred between May 2016 and February 2017.
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the fiscal year ended September 30, 2017 included $125.3 million of interest payments and $105.0 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2016 included $123.5 million of interest payments and $17.5 million of income tax payments, net of refunds.
During the fiscal year ended September 30, 2016, our operating activities provided $3,178.5 million of cash in comparison to cash provided by operations of $3,922.2 million in fiscal 2015. Cash provided by operations in fiscal 2016 was principally the result of an increase in accounts payable of $3,011.5 million, net income of $1,427.9 million, and non-cash items of $722.4 million, offset in part by an increase in accounts receivable of $912.7 million and an increase in merchandise inventories of $1,107.3 million. The non-cash items were comprised primarily of $232.5 million of depreciation expense, $200.2 million of LIFO expense, and $159.6 million of amortization expense. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of scheduled payments to our suppliers. Accounts receivable and merchandise inventories increased as a result of our overall revenue growth.
Capital expenditures in the fiscal years ended September 30, 2017, 2016, and 2015 were $466.4 million, $464.6 million, and $231.6 million, respectively. Significant capital expenditures in fiscal 2017 included costs associated with expanding distribution capacity and technology initiatives, including costs related to enhancing and upgrading our enterprise resource planning systems ("ERP"). Significant capital expenditures in fiscal 2016 included costs associated with expanding distribution capacity, technology initiatives, including costs related to the development of track-and-trace technology, and the expansion of support facilities. Significant capital expenditures in fiscal 2015 included technology initiatives, including costs related to the further development of our primary ERP system, costs associated with building our national distribution center, and expansion of support facilities.
We currently expect to spend approximately $325 million for capital expenditures during fiscal 2018. Larger 2018 capital expenditures include technology initiatives to support customer ordering, track-and-trace technology, and new operating systems for our business units.
Cost of acquired companies, net of cash acquired, in the fiscal year ended September 30, 2016 was $2,731.4 million and primarily consisted of our PharMEDium acquisition. Cost of acquired companies, net of cash acquired, in the fiscal year ended September 30, 2015 was $2,633.4 million and primarily consisted of our MWI acquisition.

Net cash used in financing activities in the fiscal year ended September 30, 2017 primarily included the $600 million repayment of our 1.15% senior notes, $329.9 million in purchases of our common stock, and $320.3 million in cash dividends paid on our common stock.
Net cash provided by financing activities in the fiscal year ended September 30, 2016 primarily included $2,360.5 million received upon the exercise of the Warrants by WBA and $1.0 billion of borrowings under our November 2015 Term Loan, offset in part by $2,266.3 million in purchases of our common stock. We used a portion of the proceeds from the exercise of the Warrants to purchase our common stock under our special share repurchase program.We used the proceeds from the November 2015 Term Loan to fund a portion of our November 2015 acquisition of PharMEDium.
Net cash used in financing activities in the fiscal year ended September 30, 2015 primarily included $1.0 billion of borrowings under our February 2015 Term Loan and $996.4 million of proceeds related to the February 2015 issuance of our 2025 Notes and 2045 Notes, offset in part by $1,859.1 million in purchases of our common stock and $180.0 million to purchase or amend Capped Calls and Call Options, to hedge the potential dilution associated with the Warrants upon their exercise. We used the proceeds from these financing activities to fund a portion of our February 2015 acquisition of MWI.
Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2014	$0.290	$0.235	23%
November 2015	$0.340	$0.290	17%
November 2016	$0.365	$0.340	7%
November 2017	$0.380	$0.365	4%
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Market Risk
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based upon our working capital requirements. We had $1.1 billion of variable-rate debt outstanding as of September 30, 2017. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of September 30, 2017.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents.  We had $2,435.1 million in cash and cash equivalents as of September 30, 2017. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is approximately one percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of September 30, 2017, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$27.6 million outstanding note.

Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; increased public concern over the abuse of opioid medications; prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs, including the reserve recorded in connection with the proceedings with the United States Attorney’s Office for the Eastern District of New York; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; regulatory action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; failure to realize the expected benefits from our reorganization and other business process initiatives; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of H. D. Smith and PharMEDium, or the inability to capture all of the anticipated synergies related thereto; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; declining economic conditions in the United States and abroad; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets, resulting in a charge to earnings; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) in Item 1A (Risk Factors), (iii) Item 1 (Business), (iv) elsewhere in this report, and (v) in other reports filed by the Company pursuant to the Securities Exchange Act.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's most significant market risks are the effects of changing interest rates, foreign currency risk, and the changes in the price of the Company's common stock. See discussion on page 40 under the heading "Market Risk," which is incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmerisourceBergen Corporation and subsidiaries at September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmerisourceBergen Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 21, 2017

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,435,115	$2,741,832
Accounts receivable, less allowances for returns and doubtful accounts: 2017 — $1,050,361; 2016 — $905,345	10,303,324	9,175,876
Merchandise inventories	11,461,428	10,723,920
Prepaid expenses and other	103,432	210,219
Total current assets	24,303,299	22,851,847

Property and equipment, at cost:
Land	40,302	40,290
Buildings and improvements	979,589	859,148
Machinery, equipment, and other	2,071,314	1,717,298
Total property and equipment	3,091,205	2,616,736
Less accumulated depreciation	(1,293,260)	(1,086,054)
Property and equipment, net	1,797,945	1,530,682

Goodwill	6,044,281	5,991,497
Other intangible assets	2,833,281	2,967,849
Other assets	337,664	295,626

TOTAL ASSETS	$35,316,470	$33,637,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,404,042	$23,926,320
Accrued expenses and other	1,402,002	743,839
Short-term debt	12,121	610,210
Total current liabilities	26,818,165	25,280,369

Long-term debt	3,429,934	3,576,493
Long-term financing obligation	351,635	275,991
Deferred income taxes	2,492,612	2,214,774
Other liabilities	159,663	160,470

Stockholders' equity:
Common stock, $0.01 par value — authorized, issued, and outstanding: 2017 — 600,000,000 shares, 280,584,076 shares and 217,993,598 shares; 2016 — 600,000,000 shares, 277,753,762 shares and 220,050,502 shares	2,806	2,778
Additional paid-in capital	4,517,635	4,333,001
Retained earnings	2,395,218	2,303,941
Accumulated other comprehensive loss	(95,850)	(114,308)
Treasury stock, at cost: 2017 — 62,590,478 shares; 2016 — 57,703,260 shares	(4,755,348)	(4,396,008)
Total stockholders' equity	2,064,461	2,129,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,316,470	$33,637,501
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2017	2016	2015
Revenue	$153,143,826	$146,849,686	$135,961,803
Cost of goods sold	148,597,824	142,577,080	132,432,490
Gross profit	4,546,002	4,272,606	3,529,313
Operating expenses:
Distribution, selling, and administrative	2,128,730	2,091,237	1,907,840
Depreciation	237,100	212,242	192,144
Amortization	160,503	152,493	56,491
Warrants	—	140,342	912,724
Employee severance, litigation, and other	959,327	102,911	37,894
Pension settlement	—	47,607	—
Operating income	1,060,342	1,525,774	422,220
Other (income) loss	(2,730)	(5,048)	13,598
Impairment charge on equity investment	—	—	30,622
Interest expense, net	145,185	139,912	109,036
Income before income taxes	917,887	1,390,910	268,964
Income tax expense (benefit)	553,403	(37,019)	407,129
Net income (loss)	$364,484	$1,427,929	$(138,165)

Earnings per share:
Basic	$1.67	$6.73	$(0.63)
Diluted	$1.64	$6.32	$(0.63)

Weighted average common shares outstanding:
Basic	218,375	212,206	217,786
Diluted	221,602	225,959	217,786
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Net income (loss)	$364,484	$1,427,929	$(138,165)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	16,540	(9,311)	(84,142)
Benefit plan funded status adjustments net of tax of $928, $333, and $1,055, respectively	1,657	(562)	(4,607)
Pension plan adjustment, net of tax of $19,054	—	31,538	—
Other	261	360	4,462
Total other comprehensive income (loss)	18,458	22,025	(84,287)
Total comprehensive income (loss)	$382,942	$1,449,954	$(222,452)
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury	Total
September 30, 2014	$2,711	$2,749,185	$1,556,573	$(52,046)	$(2,313,380)	$1,943,043
Net loss			(138,165)			(138,165)
Other comprehensive loss				(84,287)		(84,287)
Cash dividends, $1.16 per share			(253,919)			(253,919)
Exercises of stock options	36	105,839				105,875
Excess tax benefits related to share-based compensation		88,116				88,116
Share-based compensation expense		60,944				60,944
Common stock purchases for employee stock purchase plan		(328)				(328)
Warrants expense		912,724				912,724
Purchases of call options		(180,000)				(180,000)
Purchases of common stock					(1,823,106)	(1,823,106)
Employee tax withholdings related to restricted share vesting					(14,511)	(14,511)
Other	3	(3)				—
September 30, 2015	2,750	3,736,477	1,164,489	(136,333)	(4,150,997)	616,386
Net income			1,427,929			1,427,929
Other comprehensive income				22,025		22,025
Cash dividends, $1.36 per share			(288,477)			(288,477)
Exercises of stock options	22	74,746				74,768
Share-based compensation expense		64,992				64,992
Common stock purchases for employee stock purchase plan		(548)				(548)
Warrants expense		140,342				140,342
Exercises of warrants		336,998			2,023,481	2,360,479
Purchases of common stock					(1,866,344)	(1,866,344)
Accelerated share repurchase transaction		(20,000)			(380,000)	(400,000)
Employee tax withholdings related to restricted share vesting					(22,148)	(22,148)
Other	6	(6)				—
September 30, 2016	2,778	4,333,001	2,303,941	(114,308)	(4,396,008)	2,129,404
Adoption of ASU 2016-09 (see Note 1)			47,063			47,063
Net income			364,484			364,484
Other comprehensive income				18,458		18,458
Cash dividends, $1.46 per share			(320,270)			(320,270)
Exercises of stock options	25	102,898				102,923
Share-based compensation expense		62,206				62,206
Common stock purchases for employee stock purchase plan		(467)				(467)
Purchases of common stock					(329,929)	(329,929)
Settlement of fiscal 2016 accelerated share repurchase transaction		20,000			(20,000)	—
Employee tax withholdings related to restricted share vesting					(9,411)	(9,411)
Other	3	(3)				—
September 30, 2017	$2,806	$4,517,635	$2,395,218	$(95,850)	$(4,755,348)	$2,064,461
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$364,484	$1,427,929	$(138,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	262,420	232,538	193,290
Amortization, including amounts charged to interest expense	169,911	159,628	62,698
Provision for doubtful accounts	8,934	13,124	8,119
Provision (benefit) for deferred income taxes	319,069	(130,927)	20,826
Warrants expense	—	140,342	912,724
Share-based compensation expense	62,206	64,992	60,944
LIFO (credit) expense	(157,782)	200,230	542,807
Pension settlement	—	47,607	—
(Gain) loss on sale of businesses	(3,677)	—	12,953
Impairment charge on equity investment	—	—	30,622
Other	11,421	(5,171)	(11,604)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,277,896)	(912,724)	(1,478,793)
Merchandise inventories	(431,454)	(1,107,252)	(1,379,189)
Prepaid expenses and other assets	33,646	(46,159)	(37,131)
Accounts payable	1,473,389	3,011,508	4,957,227
Accrued expenses	661,174	(43,267)	152,762
Income taxes and other liabilities	8,293	126,099	12,138
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,504,138	3,178,497	3,922,228
INVESTING ACTIVITIES
Capital expenditures	(466,397)	(464,616)	(231,585)
Cost of acquired companies, net of cash acquired	(61,648)	(2,731,356)	(2,633,412)
Cost of equity investments	(11,347)	(19,034)	—
Proceeds from sales of businesses	12,094	—	17,163
Proceeds from sales of investment securities available-for-sale	74,778	101,829	—
Purchases of investment securities available-for-sale	(48,635)	(42,083)	(86,214)
Other	3,114	(13,919)	2,883
NET CASH USED IN INVESTING ACTIVITIES	(498,041)	(3,169,179)	(2,931,165)
FINANCING ACTIVITIES
Term loan and senior notes borrowings	—	1,000,000	1,996,390
Senior notes and term loan repayments	(750,000)	(800,000)	(500,000)
Borrowings under revolving and securitization credit facilities	9,336,400	8,846,876	111,100
Repayments under revolving and securitization credit facilities	(9,335,953)	(8,333,662)	(111,100)
Purchases of common stock	(329,929)	(2,266,344)	(1,859,106)
Exercises of warrants	—	2,360,479	—
Exercises of stock options, including excess tax benefits of $88,116 in fiscal 2015	102,923	74,768	193,991
Cash dividends on common stock	(320,270)	(288,477)	(253,919)
Purchases of call options	—	—	(180,000)
Employee tax withholdings related to restricted share vesting	(9,411)	(22,148)	(14,511)
Other	(6,574)	(6,420)	(14,979)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,312,814)	565,072	(632,134)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(306,717)	574,390	358,929
Cash and cash equivalents at beginning of year	2,741,832	2,167,442	1,808,513
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,435,115	$2,741,832	$2,167,442
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 specifies that debt issuance costs related to a debt liability shall be reported on the balance sheet as a direct reduction from the face amount of the debt liability. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 specifies that debt issuance costs related to line-of-credit arrangements may be presented as an asset on the balance sheet and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of October 1, 2016, the Company adopted ASU 2015-03 and ASU 2015-15 on a retrospective basis, which resulted in the reclassification of $18.7 million of debt issuance costs from Other Assets to Short-Term Debt of $0.9 million and to Long-Term Debt of $17.8 million on the Company's September 30, 2016 Consolidated Balance Sheet. The adoption had no impact on the Company’s results of operations or cash flows.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it may currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period. During the quarter ended December 31, 2016, the Company early adopted ASU 2016-09, which resulted in a cumulative adjustment to retained earnings and the establishment of a deferred tax asset as of October 1, 2016 of $47.1 million for previously unrecognized tax benefits. The Company elected to adopt the Statement of Cash Flows presentation of the excess tax benefits prospectively. During the fiscal year ended September 30, 2017, the Company recognized tax benefits of $36.7 million in Income Tax Expense on the Company's Consolidated Statement of Operations. The tax benefits recognized in the fiscal year ended September 30, 2017 are not necessarily indicative of amounts that may arise in future periods.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities are permitted to adopt the standard early for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. During the quarter ended September 30, 2017, in conjunction with its annual goodwill impairment test, the Company early adopted ASU 2017-04 . The adoption had no impact on the Company's results of operations, cash flows, or financial position.

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 - "Revenue Recognition" and most industry-specific guidance throughout the Codification. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard's core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year.
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations" ("ASU 2016-08"), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09. Entities are permitted to adopt the standards as early as the original public entity effective date of ASU 2014-09, and either full or modified retrospective application is required.
The Company continues to evaluate the impact of adopting ASU 2016-08, ASU 2016-10, and ASU 2014-09. It has conducted a preliminary assessment of the Pharmaceutical Distribution Services reportable segment and the operating segments in Other and does not expect adoption of the new standard to have a material impact on its consolidated financial statements. For example, the majority of the Pharmaceutical Distribution Services reportable segment's revenue is generated from sales of pharmaceutical products, which will continue to be recognized when control of goods is transferred to the customer. This preliminary assessment is subject to change prior to adoption. Additionally, the Company expects to adopt this standard in the the first quarter of fiscal 2019, and it is still evaluating the method of adoption.
 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842) ("ASU 2016-02")." ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Entities are permitted to adopt the standard early, and a modified retrospective application is required. The Company anticipates that the adoption of this new accounting standard will have a material impact on the Company's Consolidated Balance Sheets. However, the Company is continuing to evaluate the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact on the results of operations or cash flows at this time.
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
As of September 30, 2017, there were no other recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.
Business Combinations
The assets acquired and liabilities assumed from the acquired business are recorded at fair value, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company's operating results from the dates of acquisition.
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
The Company's trade accounts receivables are exposed to credit risk. Revenue from the various agreements and arrangements with the Company's largest customer in the fiscal year ended September 30, 2017, Walgreens Boots Alliance, Inc. ("WBA"), accounted for approximately 30% of revenue and represented approximately 49% of accounts receivable, net of incentives, as of September 30, 2017. Express Scripts, Inc., the Company's second largest customer in the fiscal year ended September 30, 2017, accounted for approximately 15% of revenue and represented approximately 9% of accounts receivable, net as of September 30, 2017. The Company generally does not require collateral for trade receivables. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, and its customers' financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company's allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based upon historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2017, 2016, and 2015, and bad debt expense was computed in a consistent manner during these periods.
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
Contingencies
Loss Contingencies: In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, and other disputes, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also performs an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, the Company provides disclosure of the loss contingency in the notes to its financial statements. The Company reviews all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made (see Note 13).
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
The Company had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$27.6 million note outstanding as of September 30, 2017.
Equity Method Investments
The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50% (see Note 3). A decline in value that is determined to be other-than-temporary is recorded as an impairment charge as a component of earnings in the period in which that determination is made.
The Company recorded an impairment charge of $30.6 million in the fiscal year ended September 30, 2015 related to its minority interest in a pharmaceutical wholesaler in Brazil. The impairment charge was based upon the determination by the

Company that the decline in the pharmaceutical wholesaler's stock price from the date on which the investment was made to September 30, 2015 was other-than temporary. There were no impairment charges on equity investments in the fiscal years ended September 30, 2017 or 2016.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite lives, certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, the Company can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. The Company elected to bypass performing the qualitative assessment and, in the fourth quarter of fiscal 2017, performed its annual quantitative assessments of the goodwill and indefinite-lived intangible assets for the current year. The Company also completed a qualitative assessment immediately after its reorganization in the fourth quarter of fiscal 2017 (see Note 15). The Company may elect to perform qualitative annual assessments in future years.
The goodwill impairment test requires the Company to compare the carrying value of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying value exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which not to exceed the total amount of goodwill allocated to the reporting unit.
The Company identifies its reporting units based upon its management reporting structure, and its reporting units are the same as its operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides.
The Company uses an income-based approach to value its reporting units. The income-based approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon the Company's long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company's overall methodology and the population of assumptions used have remained unchanged.
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
The Company completed its required annual impairment tests relating to goodwill and other intangible assets in the fourth quarter the of fiscal years ended September 30, 2017, 2016, and 2015, and, as a result, determined that there were no impairments.
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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based upon the technical merits of the position. Tax benefits associated with uncertain tax positions that have met the recognition criteria are measured and recorded based upon the highest probable outcome that is more than 50% likely to be realized after full disclosure and resolution of a tax examination.
Investment Securities Available-For-Sale
The Company's marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and evaluates the classifications at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based upon each instrument's underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company's marketable debt securities are carried at fair value, with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Loss in Stockholders' Equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method. As of September 30, 2017, the Company had no investment securities available-for-sale. As of September 30, 2016, the fair value of the Company's investment securities available-for-sale was $26.1 million, all of which was within Prepaid Expenses and Other on the Company's Consolidated Balance Sheet.
Leases
The Company is often involved in the construction of its distribution facilities. In certain cases, the Company makes payments for certain structural components included in the lessor's construction of the leased assets, which result in the Company being deemed the owner of the leased assets for accounting purposes. As a result, regardless of the significance of the payments, Accounting Standards Codification 840, Leases, ("ASC 840") defines those payments as automatic indicators of ownership and requires the Company to capitalize the lessor's total project cost with a corresponding financing obligation. Upon completion of the lessor's project, the Company performs a sale-leaseback analysis pursuant to ASC 840 to determine if these assets and the related financing obligations can be derecognized from the Company's Consolidated Balance Sheet. If the Company is deemed to have "continuing involvement," the leased assets and the related financing obligations remain on the Company's Consolidated Balance Sheet and are amortized over the life of the assets and the lease term, respectively. All other leases are considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments are not recorded on the Company's Consolidated Balance Sheet. Rent expense is recognized on a straight-line basis over the expected lease term and is recorded in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.
Manufacturer Incentives
The Company considers fees and other incentives received from its suppliers relating to the purchase or distribution of inventory to represent product discounts, and, as a result, they are recognized within cost of goods sold upon the sale of the related inventory.
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 80% of the Company's inventories as of September 30, 2017 and 2016 has been determined using the last-in, first-out ("LIFO") method. If the Company had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,467.0 million and $1,624.8 million higher than the amounts reported as of September 30, 2017 and 2016, respectively. The Company recorded a LIFO credit of $157.8 million in the fiscal year ended September 30, 2017 and LIFO expense of $200.2 million and $542.8 million in the fiscal years ended September 30, 2016 and 2015, respectively. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.
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
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue, as reflected in the accompanying Consolidated Statements of Operations, is net of estimated sales returns and allowances, and other customer incentives.
The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. As of September 30, 2017 and 2016, the Company's accrual for estimated customer sales returns was $1,001.7 million and $856.3 million, respectively.
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
Share-Based Compensation
The Company accounts for the compensation cost of all share-based payments at fair value. The Company estimates the fair value of option grants using a binomial option pricing model. The fair value of restricted stock, restricted stock units, and performance stock units is based upon the grant date market price of the Company’s common stock.

Share-based compensation expense is recognized over the requisite service period within Distribution, Selling, and Administrative in the Consolidated Statements of Operations to correspond with the same line item as the cash compensation paid to employees. Compensation expense associated with nonvested performance stock units is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued.

The income tax effects of awards is recognized when the awards vest or are settled and are recognized in Income Tax Expense in the Company’s Consolidated Statements of Operations and in cash flows from operations in the Consolidated Statements of Cash Flows. The Company recognized tax benefits of $36.7 million in the fiscal year ended September 30, 2017. Prior to fiscal 2017, tax benefits from share-based compensation were recorded as adjustments to Additional Paid-in Capital within Stockholders’ Equity and as cash flows from financing activities within the Statement of Cash Flows (see Recently Adopted Accounting Pronouncements). There were no tax benefits related to share-based compensation for the fiscal year ended September 30, 2016. Tax benefits related to share-based compensation were $88.1 million for the fiscal year ended September 30, 2015.
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $517.3 million, $494.7 million, and $419.2 million for the fiscal years ended September 30, 2017, 2016, and 2015, respectively, are included in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.
Supplier Reserves
The Company establishes reserves against amounts due from its suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them from the Company. These reserve estimates are established based upon the judgment of Company management after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs, and any other pertinent information available to the Company. The Company evaluates the amounts due from its suppliers on a continual basis and adjusts the reserve estimates when appropriate based upon changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than the Company's estimate.

Warrants
The Company accounted for the warrants issued to subsidiaries of WBA (collectively, the "Warrants") in accordance with the guidance for equity-based payments to non-employees. Using a binomial lattice model approach, the fair value of the Warrants was initially measured at the date of issuance, and the related expenses were recognized over the vesting period as an operating expense. The fair value of the Warrants was remeasured at the end of each reporting period, and an adjustment was recorded in the statement of operations to record the impact as if the newly measured fair value of the awards had been used in recognizing expense starting when the awards were originally issued and through the remeasurement date. In the fiscal year ended September 30, 2016, the Warrants were exercised by WBA in full (see Note 7).
Note 2. Acquisitions
On February 24, 2015, the Company acquired MWI Veterinary Supply, Inc. ("MWI" or "MWI Animal Health") for a purchase price of $2.6 billion. MWI is a leading animal health distribution company in the United States and in the United Kingdom. For reportable segment presentation, MWI's operating results are included within Other.
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values on the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $1.2 billion, which was allocated to goodwill. The fair value of accounts receivable, inventory, and accounts payable acquired was $346.9 million, $440.0 million, and $327.1 million, respectively. The fair value of the intangible assets acquired totaled $1.5 billion and consisted of customer relationships of $1.1 billion, trade name of $344.0 million, and software technology of $11.0 million. The Company established a deferred tax liability of $570.7 million primarily in connection with the intangible assets acquired. The Company is amortizing the fair values of the acquired customer relationships and software technology over the remaining useful lives of 20 years and 8 years, respectively. The trade name was determined to have an indefinite life. Goodwill and intangibles resulting from the acquisition are not deductible for income tax purposes.
On November 6, 2015, the Company acquired PharMEDium Healthcare Holdings, Inc. ("PharMEDium") for $2.7 billion in cash, which included certain purchase price adjustments. PharMEDium is a leading national provider of outsourced compounded sterile preparations to acute care hospitals in the United States. PharMEDium's operating results are included within the Pharmaceutical Distribution Services reportable segment.

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
The Company accounts for its interest in both Profarma and the specialty joint venture as equity method investments, which are reported in Other Assets on the Consolidated Balance Sheets.
In the fiscal year ended September 30, 2015, the Company recorded an impairment charge of $30.6 million relating to its 19.9% minority ownership interest in Profarma. The impairment charge was based upon the determination by the Company that the decline in Profarma's stock price from the date on which the investment was made to September 30, 2015 was other-than-temporary.
In the fiscal year ended September 30, 2016, the Company invested an additional $17.2 million in Profarma and the specialty joint venture. In the fiscal year ended September 30, 2017, the Company invested an additional $8.3 million in Profarma. As of September 30, 2017, the Company held a minority interest in Profarma of approximately 24.5% and a 50% ownership interest in the specialty joint venture.

As of September 30, 2017 and 2016, the carrying value of the Company's equity method investments in Brazil was $57.6 million and $56.7 million, respectively, after adjusting for changes in exchange rates, earnings, and impairment.
Note 4. Income Taxes
The following illustrates domestic and foreign income before income taxes:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Domestic	$394,721	$906,415	$55,545
Foreign	523,166	484,495	213,419
Total	$917,887	$1,390,910	$268,964
The income tax provision (benefit) is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Current provision:
Federal	$141,071	$11,892	$310,847
State and local	35,950	26,741	46,240
Foreign	57,313	55,275	29,216
	234,334	93,908	386,303
Deferred provision (benefit):
Federal	265,074	(119,218)	1,283
State and local	54,995	(11,490)	18,201
Foreign	(1,000)	(219)	1,342
	319,069	(130,927)	20,826
Provision (benefit) for income taxes	$553,403	$(37,019)	$407,129
A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended September 30,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	5.4	0.6	10.4
Foreign	(14.6)	(8.4)	(20.4)
Warrants	—	(32.8)	109.7
Valuation allowance	2.2	2.2	9.2
Excess tax benefits related to share-based compensation	(3.8)	—	—
Non-deductible litigation settlements and accruals (see Note 13)	34.3	—	—
Other	1.8	0.7	7.5
Effective income tax rate	60.3%	(2.7)%	151.4%
In March 2013, the Company issued Warrants (as defined in Note 7) in connection with various agreements and arrangements with WBA, as successor in interest to Walgreen Co. ("Walgreens") and Alliance Boots GmbH ("Alliance Boots"). At that time, the Company determined that the Warrants had a fair value of $242.4 million on the date of issuance, which was an estimate of the approximate tax deductible amount that would be deducted ratably on the Company's income tax return over the 10-year term of the various agreements, and that any value in excess of the initial fair value of the Warrants on the date of issuance would not be tax deductible. The Company reevaluated its position, and in November 2015, the Company received a private letter ruling from the Internal Revenue Service ("IRS"), which entitled it to an income tax deduction equal to the fair value of the Warrants on the date of exercise. As a result, the Company recorded a deferred tax asset and recognized a tax benefit adjustment of approximately $456 million, which represented the estimated benefit from the tax deduction for the increase in the fair value of the Warrants from the issuance date through September 30, 2015. This tax benefit adjustment had a significant impact to the Company's effective tax rate in the fiscal year ended September 30, 2016. In March 2016 and August 2016, the Warrants were exercised in full by WBA. In the aggregate, the total fair value of the Warrants based upon their respective exercise dates was

$1,565.9 million. An additional tax benefit of approximately $52 million was recognized primarily related to the change in the fair value of the Warrants from September 30, 2015 to their respective exercise dates in the fiscal year ended September 30, 2016.
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows:

	September 30,
(in thousands)	2017	2016
Merchandise inventories	$1,519,779	$1,281,364
Property and equipment	150,240	123,443
Goodwill and other intangible assets	1,214,597	1,248,297
Other	1,126	6,709
Gross deferred tax liabilities	2,885,742	2,659,813

Net operating loss and tax credit carryforwards	(320,180)	(321,541)
Capital loss carryforwards	(64,346)	(65,535)
Allowance for doubtful accounts	(25,871)	(25,272)
Accrued expenses	(36,188)	(37,842)
Employee and retiree benefits	(17,121)	(17,759)
Share-based compensation	(59,495)	(52,238)
Other	(81,009)	(90,383)
Gross deferred tax assets	(604,210)	(610,570)
Valuation allowance for deferred tax assets	211,080	165,531
Deferred tax assets, net of valuation allowance	(393,130)	(445,039)
Net deferred tax liabilities	$2,492,612	$2,214,774
The following tax carryforward information is presented as of September 30, 2017. The Company had $26.5 million of potential tax benefits from federal net operating loss carryforwards expiring in 1 to 19 years, $118.1 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years, and $23.8 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. The Company had $64.3 million of potential tax benefits from capital loss carryforwards expiring in 1 to 3 years. The Company had $12.3 million of foreign tax credit carryforwards expiring in 1 to 9 years. The Company had $2.6 million of state tax credit carryforwards and $140.0 million in federal alternative minimum tax credit carryforwards and $2.1 million in foreign alternative minimum tax credit carryforwards. The Company had $9.9 million in federal research and development tax credit carryforwards expiring in 18 to 20 years.
In the fiscal year ended September 30, 2017, the Company increased the valuation allowance on deferred tax assets by $45.5 million due to the addition of certain state and foreign net operating loss carryforwards. Included in the $45.5 million valuation allowance is a $17.1 million valuation allowance that was established in connection with the adoption of ASU 2016-09 (see Note 1). This amount was not recognized in the Consolidated Statement of Operations in the fiscal year ended September 30, 2017. In the fiscal year ended September 30, 2016, the Company increased the valuation allowance on deferred tax assets by $33.4 million primarily due to the addition of certain state and foreign net operating loss carryforwards.
In the fiscal year ended September 30, 2017, tax benefits of $36.7 million related to the exercise of employee stock options and lapses of restricted shares were recorded in Income Tax Expense in the Company's Consolidated Statement of Operations. In the fiscal year ended September 30, 2016, there were no tax benefits related to the exercise of employee stock options and lapses of restricted shares. In the fiscal year ended September 30, 2015, tax benefits of $88.1 million related to the exercise of employee stock options and lapses of restricted shares were recorded within Additional Paid-In Capital (see Note 1).
Income tax payments, net of refunds, were $105.0 million, $17.5 million, and $299.6 million in the fiscal years ended September 30, 2017, 2016, and 2015, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2013.
As of September 30, 2017 and 2016, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $338.4 million and $88.2 million, respectively ($304.2 million and $63.1 million, net of federal benefit, respectively). If recognized in the fiscal years ended September 30, 2017 and 2016, $289.2 million and $48.0 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2017 and 2016, included in the unrecognized tax benefits are $14.5 million and $12.4 million of interest and penalties, respectively, which the Company records in Income Tax Expense in the Company's Consolidated Statements of Operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Unrecognized tax benefits at beginning of period	$75,766	$44,722	$42,908
Additions of tax positions of the current year	252,866	24,145	3,616
Additions to tax positions of the prior years	1,049	11,840	—
Reductions of tax positions of the prior years	(668)	(1,407)	(871)
Settlements with taxing authorities	(3,285)	(2,589)	(33)
Expiration of statutes of limitations	(1,859)	(945)	(898)
Unrecognized tax benefits at end of period	$323,869	$75,766	$44,722
Included in the additions of unrecognized tax positions in the fiscal year ended September 30, 2017 is approximately $235.1 million for an uncertain tax position related to the $625.0 million civil litigation reserve recognized during the fiscal year ended September 30, 2017 (see Note 13). During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $5.2 million.
Cumulative undistributed earnings of international subsidiaries were $1.3 billion at September 30, 2017. No deferred federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company's international operations. It is not practicable to estimate the amount of U.S. tax that would result upon the eventual repatriation of such earnings.
Note 5. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill for the fiscal years ended September 30, 2017 and 2016:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2015	$2,438,437	$1,705,954	$4,144,391
Goodwill recognized in connection with acquisitions	1,832,113	18,196	1,850,309
Foreign currency translation	—	(3,203)	(3,203)
Goodwill as of September 30, 2016	4,270,550	1,720,947	5,991,497
Goodwill recognized in connection with acquisitions	—	54,151	54,151
Goodwill disposed in connection with divestiture	—	(3,564)	(3,564)
Foreign currency translation	—	2,197	2,197
Goodwill as of September 30, 2017	$4,270,550	$1,773,731	$6,044,281
The following is a summary of other intangible assets:

	September 30, 2017				September 30, 2016
(dollars in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,088	$—	$685,088	$684,991	$—	$684,991
Finite-lived:
Customer relationships	15 years	2,329,665	(408,636)	1,921,029	2,322,404	(273,638)	2,048,766
Trade names and other	11 years	325,353	(98,189)	227,164	307,234	(73,142)	234,092
Total other intangible assets		$3,340,106	$(506,825)	$2,833,281	$3,314,629	$(346,780)	$2,967,849
Amortization expense for other intangible assets was $160.5 million, $152.5 million, and $56.5 million in the fiscal years ended September 30, 2017, 2016, and 2015, respectively. Amortization expense for finite-lived intangible assets is estimated to be $161.8 million in fiscal 2018, $157.2 million in fiscal 2019, $152.8 million in fiscal 2020, $150.8 million in fiscal 2021, $149.6 million in 2022, and $1,376.0 million thereafter.
Note 6. Debt
Debt consisted of the following:

	September 30,
(in thousands)	2017	2016
Revolving credit note	$—	$—
Receivables securitization facility due 2019	500,000	500,000
Term loans due in 2020	547,860	697,055
Multi-currency revolving credit facility due 2021	—	—
Overdraft facility due in 2021	12,121	11,275
$600,000, 1.15% senior notes due 2017	—	598,935
$400,000, 4.875% senior notes due 2019	398,399	397,669
$500,000, 3.50% senior notes due 2021	497,877	497,361
$500,000, 3.40% senior notes due 2024	496,766	496,276
$500,000, 3.25% senior notes due 2025	494,950	494,266
$500,000, 4.25% senior notes due 2045	494,082	493,866
Total debt	$3,442,055	$4,186,703
Less current portion	12,121	610,210
Total, net of current portion	$3,429,934	$3,576,493
Multi-Currency Revolving Credit Facility
The Company has a $1.4 billion multi-currency senior unsecured credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company's debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2017) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based upon its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of September 30, 2017). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2017.
Commercial Paper Program
The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of September 30, 2017 and 2016.
Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based upon prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2017.
Revolving Credit Note and Overdraft Facility
The Company has an uncommitted, unsecured line of credit available to it pursuant to a revolving credit note ("Revolving Credit Note"). The Revolving Credit Note provides the Company with the ability to request short-term, unsecured revolving credit loans from time to time in a principal amount not to exceed $75 million. The Revolving Credit Note may be decreased or terminated by the bank or the Company at any time without prior notice. The Company also has a £30 million uncommitted U.K. overdraft facility ("Overdraft Facility"), which expires in February 2021, to fund short-term normal trading cycle fluctuations related to its MWI business.
Term Loans
In February 2015, the Company entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through September 30, 2017, the Company elected to make principal payments, prior to the scheduled repayment dates, of $775 million on the February 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based upon the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of September 30, 2017) and 0 to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2017.
In November 2015, the Company entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. Through September 30, 2017, the Company made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based upon the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of September 30, 2017) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2017.
Senior Notes
In May 2017, the Company repaid the $600 million of 1.15% senior notes that became due.
The senior notes are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears. The Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test, with which the Company was compliant as of September 30, 2017.
Other Information
Scheduled future principal payments of debt are $12.1 million in fiscal 2018, $1.1 billion in fiscal 2020, $325.0 million in fiscal 2021, $500.0 million in fiscal 2022, and $1.5 billion thereafter.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2017, 2016, and 2015 was $125.3 million, $123.5 million, and $91.5 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of Interest Expense, Net on the Consolidated Statements of Operations, were $6.2 million, $6.3 million, and $5.2 million, for the fiscal years ended September 30, 2017, 2016, and 2015, respectively.

Note 7. Stockholders' Equity and Earnings per Share
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "common stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").
The board of directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series with various designations and preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of Preferred Stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of Preferred Stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of Preferred Stock, and no more, before any dividends will be declared and paid, or set apart for payment, on common stock with respect to the same dividend period. No shares of Preferred Stock have been issued as of September 30, 2017.
The holders of the Company's common stock are entitled to one vote per share and have the exclusive right to vote for the board of directors and for all other purposes as provided by law. Subject to the rights of holders of the Company's Preferred Stock, holders of common stock are entitled to receive ratably on a per share basis such dividends and other distributions in cash, stock, or property of the Company as may be declared by the board of directors from time to time out of the legally available assets or funds of the Company.
The following illustrates the components of Accumulated Other Comprehensive Loss, net of income taxes:

	September 30,
(in thousands)	2017	2016
Pension and postretirement adjustments (see Note 9)	$(4,186)	$(5,843)
Foreign currency translation	(92,164)	(108,704)
Other	500	239
Total accumulated other comprehensive loss	$(95,850)	$(114,308)
In August 2013, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2014, the Company purchased 2.4 million shares of its common stock for a total of $174.7 million under this program, which included $18.0 million of fiscal 2014 purchases that cash settled in October 2014. During the fiscal year ended September 30, 2015, the Company purchased 3.3 million shares of its common stock for a total of $300.8 million under this program. During the six months ended March 31, 2016, the Company purchased 1.1 million shares of its common stock for a total of $100.0 million under this program. In May 2016, the Company's board of directors authorized a new share purchase program that, together with availability remaining under the existing August 2013 share repurchase program, permitted the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. In September 2016, the Company entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $400.0 million for the delivery of 4.5 million shares of its common stock. The initial payment of $400.0 million funded stock purchases of $380.0 million and a share holdback of $20.0 million. The ASR transaction was settled in November 2016, at which time the financial institution delivered an additional 0.5 million shares of the Company's common stock. The number of shares ultimately received was based upon the volume-weighted average price of the Company's common stock during the term of the ASR. The Company applied the 4.5 million shares from the ASR to the May 2016 share repurchase program. In addition to the ASR, the Company purchased 2.9 million shares of its common stock in fiscal 2016 for a total of $231.2 million under this program. During the fiscal year ended September 30, 2017, the Company purchased 2.1 million shares of its common stock (includes 0.5 million shares of common stock received as part of the settlement of the ASR) for a total of $118.8 million to complete its authorization under this program.
In November 2016, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2017, the Company purchased 2.7 million shares of its common stock for a total of $211.1 million under this program. As of September 30, 2017, the Company had $788.9 million of availability remaining under this program.
Warrants and Related Hedging Activity
In March 2013, the Company and WBA entered into various agreements and arrangements pursuant to which subsidiaries of WBA were granted the right to purchase a minority equity position in the Company, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of the Company's common stock in open market transactions (approximately 7%

of the Company's common stock on a fully diluted basis as of the date of issuance of the Warrants described below, assuming their exercise in full). In connection with these arrangements, wholly-owned subsidiaries of WBA were issued (a) warrants to purchase up to an aggregate of 22,696,912 shares of the Company's common stock at an exercise price of $51.50 per share, exercisable during a six-month period beginning in March 2016 (the "2016 Warrants"), and (b) warrants to purchase up to an aggregate of 22,696,912 shares of the Company's common stock at an exercise price of $52.50 per share, exercisable during a six-month period beginning in March 2017 (the "2017 Warrants" and, together with the 2016 Warrants, the "Warrants").
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
In May 2014, the Company's board of directors authorized a special program that allowed the Company to purchase up to $650 million of its outstanding shares of common stock, subject to market conditions, as an opportunity to further mitigate the potentially dilutive effect of the Warrants and supplement the Company's previously executed warrants hedging strategy. During the fiscal year ended September 30, 2014, the Company purchased 3.4 million shares of its common stock for a total of $252.0 million under this program, which included $18.0 million of purchases that cash settled in October 2014. During the fiscal year ended September 30, 2015, the Company purchased 4.3 million shares (1.6 million under the Call Options for a total of $151.2 million, as defined below) of its common stock for a total of $398.0 million under this program, which excluded $18.0 million of purchases that cash settled in October 2014, to complete its authorization under this program.
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
In April 2015, the Company's board of directors authorized a special share repurchase program allowing it to repurchase up to $1.0 billion in shares of its common stock, subject to market conditions, to further mitigate the potentially dilutive effect of the Warrants as part of its warrants hedging strategy. During the fiscal year ended September 30, 2015, the Company purchased 10.0 million shares (2.9 million under the Call Options for a total of $276.3 million) of its common stock for a total of $1.0 billion to complete its authorization under this program.
In September 2015, the Company's board of directors authorized a special share repurchase program allowing the Company to repurchase up to $2.4 billion in shares of its common stock, subject to market conditions. During the fiscal year ended September 30, 2015, the Company purchased 1.2 million shares of its common stock for a total of $124.1 million under this program. During the fiscal year ended September 30, 2016, the Company purchased 26.3 million shares of its common stock for a total of $1,535.1 million under this program. The Company had $740.9 million of availability remaining under this special share repurchase program as of September 30, 2016. However, this availability will not be utilized as the earnings per share dilution effect of the Warrants was fully mitigated by the Company concurrent with the August 2016 exercise of the 2017 Warrants (see below).
In March 2016, the 2016 Warrants were exercised by WBA for $1,168.9 million in cash. The shares issued for the 2016 Warrants were from the Company's treasury stock on a first-in, first-out basis, and were originally purchased for $866.0 million. The Company recognized a reissuance gain in Additional Paid-in Capital of $302.9 million.
In August 2016, the Company and WBA amended the 2017 Warrants so that they became exercisable in whole or in part during the six-month period beginning in August 2016 at an exercise price of $52.50. In August 2016, the 2017 Warrants were exercised by WBA for $1,191.6 million in cash. The shares issued for the 2017 Warrants were from the Company's treasury stock on a first-in, first-out basis, and were originally purchased for $1,157.5 million. The Company recognized a reissuance gain in Additional Paid-in Capital of $34.1 million.

The earnings per share dilutive effect of the Warrants was fully mitigated by the Company hedging a portion of its obligation to deliver common stock with a financial institution and repurchasing additional shares of its common stock under the special share repurchase programs, as described above, for the Company's own account over time.
Common Shares Outstanding
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
The following illustrates the components of diluted weighted average shares outstanding:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Weighted average common shares outstanding — basic	218,375	212,206	217,786
Effect of dilutive securities — stock options, restricted stock, restricted stock units, and the unsettled ASR transaction	3,227	3,338	—
Dilutive effect of the Warrants	—	10,415	—
Weighted average common shares outstanding — diluted	221,602	225,959	217,786
The potentially dilutive shares from employee stock options, restricted stock, restricted stock units, the unsettled ASR transaction, and the Warrants that were antidilutive for the fiscal years ended September 30, 2017, 2016, and 2015 were 4.1 million, 3.1 million, and 18.6 million, respectively.
Note 8. Related Party Transactions
WBA owns more than 10% of the Company's outstanding common stock and is, therefore, considered a related party. The Company operates under various agreements and arrangements with WBA, including a pharmaceutical distribution agreement pursuant to which the Company distributes pharmaceutical products to WBA and an agreement that provides the Company the ability to access favorable economic pricing and generic products through a generic purchasing services arrangement with Walgreens Boots Alliance Development GmbH. Both of these agreements expire in 2026.

Revenue from the various agreements and arrangements with WBA was $45.4 billion, $43.4 billion, and $40.5 billion in the fiscal years ended September 30, 2017, 2016, and 2015, respectively. The Company's receivable from WBA, net of incentives, was $5.0 billion and $4.0 billion as of September 30, 2017 and 2016, respectively.
Note 9. Retirement and Other Benefit Plans
The Company sponsors various retirement benefit plans and a deferred compensation plan covering eligible employees.
The Compensation and Succession Planning Committee ("Compensation Committee") of the Company's board of directors has delegated the administration of the Company's retirement and other benefit plans to its Benefits Committee, an internal committee, comprised of senior finance, human resources, and legal executives. The Benefits Committee is responsible for the investment options under the Company's savings plans, as well as performance of the investment advisers and plan administrators.
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

In June 2016, the Company transferred the surplus plan assets to its defined contribution 401(k) plan and recorded a charge of $17.1 million to Employee Severance, Litigation, and Other in the Company's Consolidated Statement of Operations.
Defined Contribution Plans
The Company sponsors the AmerisourceBergen Employee Investment Plan, which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 25% of their regular compensation before taxes. Prior to January 1, 2017, the Company contributed $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. Effective January 1, 2017, the Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code ("IRC"), may also be made depending upon the Company's performance. In connection with the termination of the salaried defined benefit plan, as discussed above, $17.1 million was transferred to the 401(k) plan in June 2016. In March 2017, the funds were contributed to participants who were eligible to participate in the 401(k) plan as of December 31, 2015, based upon their eligible calendar 2016 earnings. There were no discretionary contributions made for the fiscal years ended September 30, 2017 and 2015. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
The Company also sponsors the AmerisourceBergen Corporation Benefit Restoration Plan. This unfunded plan provides benefits to selected key management, including all of the Company's executive officers. Prior to January 1, 2017, the Company contributed an amount equal to 4% of the participant's total cash compensation to the extent that his or her compensation exceeded the annual compensation limit established by Section 401(a) (17) of the IRC. Effective January 1, 2017, this plan will provide eligible participants with an annual amount equal to 3% of the participant's total cash compensation to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the IRC.
Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2017, 2016, and 2015 were $28.3 million, $34.4 million, and $23.5 million, respectively.
Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of common stock are authorized for issuance, allows eligible officers, directors, and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds, or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of common stock that could be purchased with the participant's compensation allocated to stock credits based upon the average of closing prices of common stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of common stock for each full share credited. Stock credit distributions are made in shares of common stock. No shares of common stock have been issued under the deferred compensation plan through September 30, 2017. The Company's liability relating to its deferred compensation plan as of September 30, 2017 and 2016 was $26.3 million and $23.6 million, respectively.
Note 10. Share-Based Compensation
Stock Options
The Company's employee stock option plans provide for the granting of incentive and nonqualified stock options to acquire shares of common stock to employees at a price not less than the fair market value of the common stock on the date the option is granted. Option terms and vesting periods are determined at the date of grant by the Compensation Committee of the board of directors. Employee options generally vest ratably, in equal amounts, over a four-year service period and expire in seven years (ten years for all grants issued prior to February 2008). The Company's non-employee director stock option plans provide for the granting of nonqualified stock options to acquire shares of common stock to non-employee directors at the fair market value of the common stock on the date of the grant. Non-employee director options vest ratably, in equal amounts, over a three-year service period and expire in ten years. Non-employee director options have not been granted since February 2011.
As of September 30, 2017, employee and non-employee director stock options for an additional 18.1 million shares may be granted under the AmerisourceBergen Corporation Omnibus Incentive Plan (the "Plan").
The estimated fair value of options granted is expensed on a straight-line basis over the requisite service periods of the awards and are net of estimated forfeitures. The Company estimates the fair values of option grants using a binomial option pricing model. Expected volatilities are based upon the historical volatility of the Company's common stock and other factors, such as implied market volatility. The Company uses historical exercise data, taking into consideration the optionees' ages at grant date, to estimate the terms for which the options are expected to be outstanding. The Company anticipates that the terms of options granted in the future will be similar to those granted in the past. The risk-free rates during the terms of such options are based upon the U.S. Treasury yield curve in effect at the time of grant.
The weighted average fair values of the options granted during the fiscal years ended September 30, 2017, 2016, and 2015 were $13.57, $17.43, and $14.91, respectively. The following weighted average assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2017	2016	2015
Risk-free interest rate	1.26%	1.40%	1.23%
Expected dividend yield	1.80%	1.38%	1.29%
Volatility of common stock	26.78%	25.05%	23.12%
Expected life of the options	3.74 years	3.72 years	3.73 years
Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2017, 2016, and 2015, the Company recognized stock option expense of $28.6 million, $33.1 million, and $30.2 million, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2017 is presented below:

(in thousands, except exercise price and contractual term)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	11,004	$63	4 years	$247,586
Granted	2,106	$76
Exercised	(2,510)	$41
Forfeited	(284)	$86
Expired	(29)	$92
Outstanding as of September 30, 2017	10,287	$70	4 years	$170,856
Exercisable as of September 30, 2017	5,535	$58	3 years	$149,760
Expected to vest after September 30, 2017	4,586	$84	5 years	$20,376
The intrinsic value of stock option exercises during the fiscal years ended September 30, 2017, 2016, and 2015 was $116.6 million, $120.9 million, and $240.2 million, respectively.
A summary of the status of the Company's nonvested options as of September 30, 2017 and changes during the fiscal year ended September 30, 2017 is presented below:

(in thousands, except grant date fair value)	Options	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2016	5,061	$14
Granted	2,106	$14
Vested	(2,131)	$12
Forfeited	(284)	$15
Nonvested as of September 30, 2017	4,752	$15
During the fiscal years ended September 30, 2017, 2016, and 2015, the total fair values of options vested were $25.2 million, $24.4 million, and $20.7 million, respectively. Expected future compensation expense relating to the 4.8 million nonvested options outstanding as of September 30, 2017 is $31.8 million, which will be recognized over a weighted average period of 2.2 years.

Restricted Stock and Restricted Stock Units
Restricted shares vest in full after three years. The estimated fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The estimated fair value of restricted shares is expensed on a straight-line basis over the requisite service period and are net of estimated forfeitures. During the fiscal years ended September 30, 2017, 2016, and 2015, the Company recognized restricted stock expense of $25.1 million, $19.5 million, and $20.1 million, respectively.
A summary of the status of the Company's nonvested restricted shares as of September 30, 2017 and changes during the fiscal year ended September 30, 2017 are presented below:

(in thousands, except grant date fair value)	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2016	608	$85
Granted	467	$76
Vested	(201)	$69
Forfeited	(55)	$89
Nonvested as of September 30, 2017	819	$84
During the fiscal years ended September 30, 2017, 2016, and 2015, the total fair values of restricted shares vested were $13.8 million, $17.8 million, and $10.9 million, respectively. Expected future compensation expense relating to the 0.8 million restricted shares outstanding as of September 30, 2017 is $23.4 million, which will be recognized over a weighted average period of 1.5 years.
Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan and represent common stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based upon achievement of specific performance goals. Based upon the extent to which the targets are achieved, vested shares may range from 0% to 150% of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's common stock. Compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2017, 2016, and 2015, the Company recognized performance stock expense of $8.4 million, $12.3 million, and $10.6 million, respectively.
A summary of the status of the Company's nonvested performance stock units as of September 30, 2017 and changes during the fiscal year ended September 30, 2017 is presented below (based upon target award amounts).

(in thousands, except grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2016	164	$93
Granted	119	$76
Vested	(82)	$89
Nonvested as of September 30, 2017	201	$85
Shares that vested over the three-year performance period ended September 30, 2017 were distributed to employees in November 2017.
Employee Stock Purchase Plan
The AmerisourceBergen Corporation Employee Stock Purchase Plan provides for an aggregate of 4,000,000 shares of common stock that may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). The participants may elect to have the Company withhold up to 25% of his or her base salary to purchase shares of the Company's common stock at a price equal to 95% of the fair market value of the stock on the last business day of each six-month purchase period. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2017, 2016, and 2015, the Company acquired 75,904 shares, 71,016 shares, and 53,434 shares, respectively, from the open market for issuance to participants in this plan. As of September 30, 2017, the Company has withheld $1.5 million from eligible employees for the purchase of additional shares of common stock.

Note 11. Leases and Other Commitments
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses. During the fiscal years ended September 30, 2017, 2016, 2015, the Company recorded rental expense of $80.7 million, $88.8 million, and $78.6 million, respectively, in Distribution, Selling, and Administrative in the Consolidated Statements of Operations.
As of September 30, 2017, future minimum rental payments under noncancelable operating leases and financing obligations were as follows:

Payments Due by Fiscal Year (in thousands)	Operating Leases	Financing Obligations [1]	Total
2018	$61,676	$28,706	$90,382
2019	50,165	30,913	81,078
2020	45,173	31,564	76,737
2021	34,631	30,182	64,813
2022	27,321	28,474	55,795
Thereafter	76,511	159,345	235,856
Total minimum lease payments	$295,477	$309,184	$604,661

[1] Represents the portion of future minimum lease payments relating to facility leases where the Company was determined to be the accounting owner (see Note 1). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future non-cash termination of the financing obligation.

The Company outsources to IBM Global Services a significant portion of its data center operations. The remaining commitment under the Company's arrangement, which expires in January 2021, is approximately $67.7 million as of September 30, 2017, of which $35.0 million represents the Company's commitment in fiscal 2018.
Note 12. Employee Severance, Litigation, and Other
The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Employee severance and other costs	$38,095	$53,519	$5,336
Litigation settlements and accruals	914,400	—	—
Deal-related transaction costs	6,832	19,243	32,558
Transfer of surplus plan assets	—	17,149	—
Customer contract dispute settlements	—	13,000	—
Total employee severance, litigation, and other	$959,327	$102,911	$37,894
During the fiscal year ended September 30, 2017, the Company incurred $38.1 million of costs related to employee severance and other costs, $914.4 million of charges for litigation settlements and accruals (see Note 13), and $6.8 million of deal-related transaction costs. During the fiscal year ended September 30, 2017, the Company began to reorganize to further align the organization to its customers' needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth, and as a result, numerous positions were eliminated. During the fiscal year ended September 30, 2016, the Company incurred $53.5 million of employee severance and other costs, $19.2 million of deal-related transaction costs (primarily related to professional fees with respect to the PharMEDium acquisition), a $17.1 million charge related to the transfer of surplus assets from the Company's settled salaried defined benefit pension plan to its defined contribution 401(k) plan, and $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items). During the fiscal year ended September 30, 2016, the Company reorganized certain of its business units and corporate functions to improve operating efficiency, and as a result, numerous positions were eliminated. During the fiscal year ended September 30, 2015, the Company incurred $5.3 million of employee severance and other costs and $32.6 million of deal-related transaction costs (primarily related to professional fees in connection with the MWI acquisition).
Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.

Note 13. Legal Matters and Contingencies
In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, and other disputes, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to the specific legal proceedings and claims described below, except as otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on the Company's results of operations or cash flows for that period or on the Company's financial condition.

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

Since fiscal 2012, the Company and its subsidiary AmerisourceBergen Specialty Group ("ABSG") have been responding to subpoenas from the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY") requesting production of documents and information relating to the pre-filled syringe program of ABSG’s subsidiary Medical Initiatives, Inc., ABSG's oncology distribution center, its group purchasing organization for oncologists, and intercompany transfers of certain oncology products. Medical Initiatives, Inc. voluntarily ceased operations in early 2014. The Company has produced documents and witnesses, and has engaged in ongoing dialogue with the USAO-EDNY, since 2012.

On September 27, 2017, pursuant to the terms of a plea agreement, ABSG entered a guilty plea to a one-count strict-liability misdemeanor violation of the FDCA in the United States District Court of the Eastern District of New York. Under the terms of the agreement, which were approved by the Court, ABSG paid a total criminal fine and forfeiture of $260.0 million in fiscal 2017. The guilty plea resolves the federal criminal investigation related to the failure of Medical Initiatives, Inc. to duly register with the United States Food and Drug Administration. The Company also entered into a Compliance Agreement with the United States Department of Justice for a period of three years. During the year ended September 30, 2017, the Company recognized the $260.0 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations.
The USAO-EDNY also indicated that it intended to pursue alleged civil claims under the False Claims Act. ABSG recently reached an agreement in principle with the USAO-EDNY which the Company understands will resolve the alleged civil claims in their entirety. The agreement in principle is subject to negotiation of final terms, approval by the parties, execution of definitive documents, obtaining the satisfactory resolution of related issues with certain other interested parties, including the resolution of any potential administrative action by the Office of Inspector General of the U.S. Department of Health and Human Services, and approval by the Court. Under the terms of the agreement in principle with the USAO-EDNY, ABSG will pay $625.0 million. In connection with the agreement in principle, the Company accrued a $625.0 million reserve in the fiscal year ended September 30, 2017. The Company recognized this accrual in Employee Severance, Litigation, and Other on the Company's Consolidated Statement of Operations for the fiscal year ended September 30, 2017 and in Accrued Expenses and Other on the Company's Consolidated Balance Sheet as of September 30, 2017.

In fiscal 2012, the Company's subsidiary AmerisourceBergen Drug Corporation ("ABDC") received a subpoena from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers' purchases of controlled substances, and DEA audits. In July 2017, the USAO-NJ and DEA served an administrative subpoena requesting documents relating to ABDC’s diversion control programs from 2013 to the present. The Company is responding to the 2017 subpoena and continues to engage in dialogue with the USAO-NJ, including discussions to attempt to reach a negotiated settlement. No conclusion can be drawn at this time as to any likely outcome in this matter.

Since fiscal 2013, the Company or ABDC has received subpoenas from the U.S. Attorney's Office for the District of Kansas and the U.S. Attorney's Office for the Northern District of Ohio in connection with grand jury proceedings requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific and industrial purposes. As in the USAO-NJ matter described above, in addition to requesting information on ABDC's diversion control program generally, the subpoenas have also requested documents concerning specific customers' purchases of controlled substances. The Company has responded to the subpoenas and requests for information.

The Company’s subsidiary U.S. Bioservices Corporation ("US Bio") settled with the United States Attorney’s Office for the Southern District of New York ("USAO-SDNY") relating to all federal law claims arising from the previously disclosed matter involving the dispensing of one product and US Bio’s relationship with the manufacturer of that product, and it has reached an agreement in principle with various states relating to the state law claims arising from the same matter. In accordance with the executed settlement stipulation, the Court dismissed the matter between US Bio and the USAO-SDNY with prejudice, and the Company paid the United States $10.7 million in fiscal 2017, representing the federal government’s portion of the previously-disclosed $13.4 million settlement. The agreement in principle with the states, which will include payment by US Bio of $2.8 million, provided all eligible states participate in the settlement, is subject to approval by the parties and execution of definitive documents. Under the terms of the agreement in principle, the participating states agree not to bring and to dismiss with prejudice any state law claims that they have the authority to bring against US Bio. During the year ended September 30, 2017, the Company recognized the $13.4 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations.

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

Opioid Lawsuits and Investigations

In June 2012, the Attorney General of the State of West Virginia ("West Virginia AG") filed complaints, which were amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary ABDC, alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations. The West Virginia AG was seeking monetary damages and injunctive and other equitable relief. This matter was dismissed with prejudice on January 9, 2017 pursuant to a settlement agreement that provided for the payment of $16.0 million and express denial of the allegations in the complaints and any wrongdoing. During the year ended September 30, 2017, the Company recognized the $16.0 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations. The Company paid the $16.0 million settlement in fiscal 2017.

A significant number of counties and municipalities in Alabama, Illinois, Kentucky, New Hampshire, New York, Ohio, Oregon Pennsylvania, Texas, and West Virginia, as well as the State of New Mexico and the Cherokee Nation, have filed lawsuits in various federal and state courts against pharmaceutical wholesale distributors (including the Company and ABDC), pharmaceutical manufacturers and retail chains relating to the distribution of prescription opioid pain medications. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by two individuals in Kansas and on behalf of a county children’s service in Ohio. The lawsuits, which have been filed in various federal, state and other courts, allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance and unjust enrichment, and seek equitable relief and monetary damages.

On September 25, 2017, the plaintiffs in several of these lawsuits filed a motion before the Judicial Panel on Multidistrict Litigation to have all federal complaints transferred to a single federal court for consolidated and coordinated pretrial proceedings. The Company’s response to this motion was made on October 20, 2017.

The Company is vigorously defending itself in these lawsuits. Other entities, including additional attorneys general’s offices, counties, and cities in multiple states, have indicated their intent to sue. The Company intends to vigorously defend itself against the pending and any threatened lawsuits. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to these matters.

In addition, on September 18, 2017, the Company received a request for documents and information on behalf of Attorneys General from a coalition of States and Commonwealths who are investigating a number of manufacturers and distributors (including the Company) regarding the distribution of prescription opioid pain medications. The Company is engaged in discussions with the representatives of the Attorneys General regarding this request and will be producing documents in response to it. The Company has also produced documents regarding the distribution of prescription opioid pain medications in response to subpoenas it has received from the Attorneys General from the States of New Hampshire, Alaska, and Mississippi.

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

ABDC answered all of the complaints, denied PMC’s allegations, and filed counterclaims alleging, among other things, that PMC failed to pay nearly $50 million in invoices related to pharmaceutical products it received from ABDC. On April 1, 2016, the Jefferson Circuit Court granted ABDC’s motion for partial summary judgment on one counterclaim and entered judgment in the amount of $48.6 million against PMC. On August 1, 2017, ABDC and PMC entered into an agreement in principle to resolve all claims in the litigation, including the pending judgment against PMC, for a one-time payment from PMC to ABDC of $3.1 million. As a result of this agreement in principle, the Company expects no impact to its consolidated results of operations. As part of the agreement in principle, the parties obtained a stay of the judicial proceedings in Jefferson Circuit Court on August 4,

2017. The settlement of the litigation will not be effective unless and until a newly formed entity controlled by KKR & Co. L.P., with WBA as a minority investor, completes its acquisition of PMC, which is expected to be completed in early 2018.
Note 14. Litigation Settlements
Antitrust Settlements
Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions has gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2017, 2016, and 2015, the Company recognized gains of $1.4 million, $133.8 million, and $65.5 million, respectively, relating to the above-mentioned class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to Cost of Goods Sold in the Company's Consolidated Statements of Operations.
Note 15. Business Segment Information
The Company is organized based upon the products and services it provides to its customers. The Company's operations are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure and, therefore, have been included in Other for the purpose of reportable segment presentation. Other consists of operating segments that focus on global commercialization services and animal health and includes AmerisourceBergen Consulting Services ("ABCS"), World Courier, and MWI Animal Health ("MWI").
Effective September 30, 2017, the Company reorganized its operating structure resulting in the combination of the legacy AmerisourceBergen Drug Corporation and AmerisourceBergen Specialty Group operating segments into a single operating segment, Pharmaceutical Distribution Services. In addition, in connection with the completion of this reorganization, the Company's non-title third party logistics business, which was included within the Pharmaceutical Distribution Services reportable segment, was combined with the World Courier operating segment in Other, while the ABCS distribution business (previously included in Other) is now included in the Pharmaceutical Distribution Services reportable segment. The Company revised its previously-reported segment disclosures to reflect the aforementioned changes to the Company's reporting structure. These changes did not have a material impact to the Company's historical reportable segment operating results.
The chief operating decision maker ("CODM") of the Company is the Chairman, President & Chief Executive Officer of the Company, whose function is to allocate resources to, and assess the performance of, the Company's operating segments.
The Pharmaceutical Distribution Services reportable segment distributes a comprehensive offering of brand-name, specialty brand-name and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, outsourced compounded sterile preparations, and related services to a wide variety of healthcare providers, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, and other customers. Through a number of operating businesses, the Pharmaceutical Distribution Services reportable segment provides pharmaceutical distribution (including plasma and other blood products, injectible pharmaceuticals, vaccines, and other specialty pharmaceutical products) and additional services to physicians who specialize in a variety of disease states, especially oncology, and to other healthcare providers, including hospitals and dialysis clinics. Additionally, the Pharmaceutical Distribution Services reportable segment provides data analytics, outcomes research, and additional services for biotechnology and pharmaceutical manufacturers. The Pharmaceutical Distribution Services reportable segment also provides pharmacy management, staffing and additional consulting services, and supply management software to a variety of retail and institutional healthcare providers. Additionally, it delivers packaging solutions to institutional and retail healthcare providers.
Other consists of operating segments that focus on global commercialization services and animal health and includes ABCS, World Courier, and MWI.
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

The following illustrates reportable segment revenue information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Pharmaceutical Distribution Services	$147,453,495	$141,701,997	$132,383,820
Other	5,747,863	5,207,095	3,586,879
Intersegment eliminations	(57,532)	(59,406)	(8,896)
Revenue	$153,143,826	$146,849,686	$135,961,803
Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.
The following illustrates reportable segment operating income information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Pharmaceutical Distribution Services	$1,643,629	$1,702,725	$1,666,110
Other	373,797	327,746	238,137
Intersegment eliminations	(556)	(103)	—
Total segment operating income	$2,016,870	$2,030,368	$1,904,247
The following reconciles total segment operating income to income before income taxes:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Total segment operating income	$2,016,870	$2,030,368	$1,904,247
Gain from antitrust litigation settlements	1,395	133,758	65,493
LIFO credit (expense)	157,782	(200,230)	(542,807)
Acquisition-related intangibles amortization	(156,378)	(147,262)	(54,095)
Warrants expense	—	(140,342)	(912,724)
Employee severance, litigation, and other	(959,327)	(102,911)	(37,894)
Pension settlement charge	—	(47,607)	—
Operating income	1,060,342	1,525,774	422,220
Other (income) loss	(2,730)	(5,048)	13,598
Impairment charge on equity investment	—	—	30,622
Interest expense, net	145,185	139,912	109,036
Income before income taxes	$917,887	$1,390,910	$268,964
Segment operating income is evaluated by the CODM of the Company before gain from antitrust litigation settlements; LIFO credit (expense); acquisition-related intangibles amortization; Warrants expense; employee severance, litigation, and other; a pension settlement charge other (income) loss; impairment charge on equity investment; and interest expense, net. All corporate office expenses are allocated to each operating segment.
The following illustrates total assets by reportable segment:

	September 30,
(in thousands)	2017	2016	2015
Pharmaceutical Distribution Services	$29,691,127	$28,605,047	$23,135,738
Other	5,625,343	5,032,454	4,827,244
Total assets	$35,316,470	$33,637,501	$27,962,982
The CODM does not review assets by operating segment for the purposes of assessing performance or allocating resources.

The following illustrates depreciation and amortization by reportable segment:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Pharmaceutical Distribution Services	$188,065	$170,973	$153,547
Other	53,160	46,500	40,993
Acquisition-related intangibles amortization	156,378	147,262	54,095
Total depreciation and amortization	$397,603	$364,735	$248,635
Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense.
The following illustrates capital expenditures by reportable segment:

	Fiscal Year Ended September 30,
(in thousands)	2017	2016	2015
Pharmaceutical Distribution Services	$339,478	$359,391	$179,582
Other	126,919	105,225	52,003
Total capital expenditures	$466,397	$464,616	$231,585
Note 16. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2017 and 2016 approximate fair value based upon the relatively short-term nature of these financial instruments. Within cash and cash equivalents, the Company had $800.0 million and $650.0 million of investments in money market accounts as of September 30, 2017 and 2016. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The Company had no investment securities available-for-sale as of September 30, 2017. The Company had $39.1 million of investment securities available-for-sale, $13.0 million of which were within cash and cash equivalents, as of September 30, 2016. The amortized cost of the investments was $39.1 million as of September 30, 2016. The fair value of the investments was based upon inputs other than quoted prices, otherwise known as Level 2 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of September 30, 2017 were $3,429.9 million and $3,522.5 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2016 were $3,576.5 million and $3,750.9 million, respectively. The fair value of long-term debt was determined based upon Level 2 inputs, as defined above.

Note 17. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2017
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenue	$38,169,265	$37,147,402	$38,707,144	$39,120,015	$153,143,826
Gross profit (a)	$1,037,680	$1,256,427	$1,079,875	$1,172,020	$4,546,002
Distribution, selling, and administrative expenses; depreciation; and amortization	616,627	619,512	624,982	665,212	2,526,333
Employee severance, litigation, and other (b)	21,066	11,934	284,517	641,810	959,327
Operating income (loss)	$399,987	$624,981	$170,376	$(135,002)	$1,060,342
Net income (loss)	$247,246	$411,473	$50,352	$(344,587)	$364,484
Earnings per share operations:
Basic	$1.13	$1.89	$0.23	$(1.58)	$1.67
Diluted	$1.11	$1.86	$0.23	$(1.58)	$1.64
__________________________________________________________

(a)
The first quarter of the fiscal year ended September 30, 2017 includes gains from antitrust litigation settlements of $1.4 million. The first quarter of the fiscal year ended September 30, 2017 includes LIFO expense of $28.3 million. The second, third, and fourth quarters of the fiscal year ended September 30, 2017 include LIFO credits of $86.5 million, $24.7 million, and $74.9 million, respectively.

(b)
The third quarter of the fiscal year ended September 30, 2017 includes $273.4 million for litigation settlements. The fourth quarter of the fiscal year ended September 30, 2017 includes a $625.0 million litigation accrual.

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
__________________________________________________________

(a)
The first and third quarters of the fiscal year ended September 30, 2016 include gains from antitrust and litigation settlements of $12.8 million and $121.0 million, respectively. The first, second, and third quarters of the fiscal year ended September 30, 2016 include LIFO expense of $101.6 million, $92.4 million, and $80.4 million, respectively. The fourth quarter of the fiscal year ended September 30, 2016 includes a LIFO credit of $74.1 million.

Note 18. Subsequent Events
Acquisition
On November 20, 2017, the Company announced that it has signed a definitive agreement to purchase H.D. Smith, the largest independent wholesaler in the United States, for $815.0 million in cash. The Company plans to fund the acquisition through the issuance of new long-term debt. The transaction is subject to regulatory review and other closing conditions and is expected to close in early calendar 2018.
H.D. Smith is the largest, privately held national wholesaler, which provides full-line distribution of brand, generic, and specialty drugs, as well as high-value services and solutions for manufacturers and healthcare providers. H.D. Smith customers include retail pharmacies, specialty pharmacies, long-term care facilities, institutional/hospital systems, and independent physicians and clinics.
The acquisition strengthens the Company's core business, expands and enhances its strategic scale in pharmaceutical distribution, and expands the Company's support for independent community pharmacies.
Dividend Increase
In November 2017, the Company's board of directors increased the quarterly dividend paid on common stock by 4% and declared a regular quarterly cash dividend of $0.38 payable on December 4, 2017 to shareholders of record on November 20, 2017.

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2017 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2017.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of AmerisourceBergen Corporation

We have audited AmerisourceBergen Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AmerisourceBergen Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AmerisourceBergen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017 of AmerisourceBergen Corporation and subsidiaries and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 21, 2017

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2018 Annual Meeting of stockholders (the "2018 Proxy Statement"), including information appearing under "Item 1 - Election of Directors," "Codes of Ethics," "Corporate Governance," "Audit Matters," and "Section 16 (a) Beneficial Owner Reporting Compliance," is incorporated herein by reference. We will file the 2018 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
Information with respect to Executive Officers of the Company appears in Part I of this report.
We adopted a Code of Ethics for Designated Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller. A copy of this Code of Ethics is posted on our Internet website, which is www.amerisourcebergen.com. Any amendment to, or waiver from, any provision of this Code of Ethics will be posted on our Internet website.
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2018 Proxy Statement, including information appearing under "Additional Information about the Directors, the Board and the Board Committees," "Compensation Committee Matters," and "Executive Compensation" in the 2018 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2018 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2018 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2018 Proxy Statement, including information appearing under "Additional Information about the Directors, the Board, and the Board Committees," "Corporate Governance," "Employment Agreements," and "Certain Transactions" in the 2018 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2018 Proxy Statement, including information appearing under "Audit Matters" in the 2018 Proxy Statement, is incorporated herein by reference.

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
3.1
Amended and Restated Certificate of Incorporation of the Registrant, dated as of March 4, 2010, as amended by the Certificate of Amendment dated as of February 17, 2011, the Certificate of Amendment dated as of March 6, 2014 and the Certificate of Amendment dated as of March 2, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017).

3.2	Amended and Restated Bylaws of the Registrant, dated as of March 2, 2017 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on March 8, 2017).
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

4.5
Form of 3.500% Senior Notes due 2021 (incorporated by reference to Exhibit A to Second Supplemental Indenture, dated as of November 14, 2011, between the Registrant and U.S. Bank National Association, as trustee, related to Registrant's 3.500% Senior Notes due 2021, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 14, 2011).

4.6
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

4.8
Fifth Supplemental Indenture, dated as of February 20, 2015, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).

4.9
Form of 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit A to Fifth Supplemental Indenture, dated as of February 20, 2015 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.250% Senior Notes due 2025, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).

4.10
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
‡10.4
AmerisourceBergen Corporation 2001 Non-Employee Directors' Stock Option Plan, as amended as of November 9, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

‡10.5
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

‡10.8
Form of Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).

‡10.9
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

‡10.13
AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of March 3, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2016).

‡10.14
AmerisourceBergen Corporation Benefit Restoration Plan, as amended and restated as of December 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2013).

‡10.15	AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.16
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

‡10.22
Letter Agreement, dated January 7, 2009, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

Exhibit Number	Description
‡10.23
Employment Agreement, dated as of June 21, 2012, between the Registrant and Gina K. Clark (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2015).

‡10.24
Second Amendment and Restatement of Employment Agreement, dated as of November 11, 2010, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

‡10.25	Stock Option Award to Steven H. Collis, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 9, 2013).
‡10.26
Employment Agreement, dated as of June 4, 2012, between the Registrant and Dale B. Danilewitz (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2015).

‡10.27
Employment Agreement, dated as of April 8, 2010, between the Registrant and James D. Frary (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

‡10.28
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

‡10.32
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

10.38
Fifth Amendment to Receivables Sale Agreement, dated as of June 21, 2016, among AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).

10.39
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

Exhibit Number	Description
10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.46
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

10.47
Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2014, by and among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the purchaser agents and purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 8, 2014).

10.48
Tenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 21, 2016, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, Working Capital Management Co., LP, as assignor, Advantage Asset Securitization Corp., Mizuho Bank, Ltd., as assignee, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).

10.49
Eleventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 18, 2016, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 22, 2016).

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

Exhibit Number	Description
10.52
Sixth Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2016).

10.53
Revolving Credit Note, dated as of March 8, 2013, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.54
First Amendment to Line of Credit, dated as of April 4, 2014, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.55
Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 22, 2016).

10.56
Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 22, 2016).

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

AMERISOURCEBERGEN CORPORATION
Date: November 21, 2017	By:	/s/ STEVEN H. COLLIS Steven H. Collis Chairman, President and Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 21, 2017 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS___________________________ Steven H. Collis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ TIM G. GUTTMAN____________________________ Tim G. Guttman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LAZARUS KRIKORIAN________________________ Lazarus Krikorian	Senior Vice President and Corporate Controller (Principal Accounting Officer)

_______________________________________________ Ornella Barra	Director

/s/ DOUGLAS R. CONANT________________________ Douglas R. Conant	Director

/s/ D. MARK DURCAN____________________________ D. Mark Durcan	Director

/s/ RICHARD W. GOCHNAUER____________________ Richard W. Gochnauer	Director

/s/ LON R. GREENBERG__________________________ Lon R. Greenberg	Director

Signature	Title

/s/ JANE E. HENNEY, M.D.________________________ Jane E. Henney, M.D.	Lead Independent Director

/s/ KATHLEEN W. HYLE__________________________ Kathleen W. Hyle	Director

/s/ MICHAEL J. LONG____________________________ Michael J. Long	Director

/s/ HENRY W. MCGEE____________________________ Henry W. McGee	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions- Describe (2)	Balance at End of Period (3)
Year Ended September 30, 2017
Allowances for returns and doubtful accounts	$926,034	$3,157,960	$(3,015,743)	$1,068,251

Year Ended September 30, 2016
Allowances for returns and doubtful accounts	$923,755	$2,882,914	$(2,880,635)	$926,034

Year Ended September 30, 2015
Allowances for returns and doubtful accounts	$1,022,052	$2,721,263	$(2,819,560)	$923,755
__________________________________________________________

(1)	Represents the provision for returns and doubtful accounts.

(2)	Represents accounts receivable written off during year, net of recoveries and reductions to the returns allowance.

(3)
Includes an allowance for doubtful accounts for long-term accounts receivable within Other Assets on the Consolidated Balance Sheets of $17,890, $20,689 and $23,991, as of September 30, 2017, 2016, and 2015, respectively.