Form 10-Q
period 2017-12-31
AMERISOURCEBERGEN CORP
filed 2018-02-06
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 31, 2018 was 219,669,091.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,037,747	$2,435,115
Accounts receivable, less allowances for returns and doubtful accounts: $1,137,332 at December 31, 2017 and $1,050,361 at September 30, 2017	10,127,783	10,303,324
Merchandise inventories	12,020,660	11,461,428
Prepaid expenses and other	110,242	103,432
Total current assets	25,296,432	24,303,299

Property and equipment, at cost:
Land	40,305	40,302
Buildings and improvements	1,055,871	979,589
Machinery, equipment, and other	2,094,022	2,071,314
Total property and equipment	3,190,198	3,091,205
Less accumulated depreciation	(1,361,081)	(1,293,260)
Property and equipment, net	1,829,117	1,797,945

Goodwill	6,076,110	6,044,281
Other intangible assets	2,825,035	2,833,281
Other assets	334,816	337,664

TOTAL ASSETS	$36,361,510	$35,316,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,346,694	$25,404,042
Accrued expenses and other	1,373,536	1,402,002
Short-term debt	20,061	12,121
Total current liabilities	26,740,291	26,818,165

Long-term debt	4,266,757	3,429,934
Long-term financing obligation	350,502	351,635
Accrued income taxes	391,107	84,257
Deferred income taxes	1,659,619	2,492,612
Other liabilities	78,652	75,406

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 281,436,890 shares, and 218,500,798 shares at December 31, 2017, respectively, and 600,000,000 shares, 280,584,076 shares, and 217,993,598 shares at September 30, 2017, respectively	2,814	2,806
Additional paid-in capital	4,579,809	4,517,635
Retained earnings	3,173,516	2,395,218
Accumulated other comprehensive loss	(96,338)	(95,850)
Treasury stock, at cost: 62,936,092 shares at December 31, 2017 and 62,590,478 shares at September 30, 2017	(4,785,219)	(4,755,348)
Total stockholders’ equity	2,874,582	2,064,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,361,510	$35,316,470
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2017	2016
Revenue	$40,466,332	$38,169,265
Cost of goods sold	39,353,680	37,131,585
Gross profit	1,112,652	1,037,680
Operating expenses:
Distribution, selling, and administrative	558,522	520,547
Depreciation	64,907	55,854
Amortization	40,229	40,226
Employee severance, litigation, and other	30,021	21,066
Operating income	418,973	399,987
Other loss (income)	324	(123)
Interest expense, net	35,864	36,972
Loss on early retirement of debt	23,766	—
Income before income taxes	359,019	363,138
Income tax (benefit) expense	(502,834)	115,892
Net income	$861,853	$247,246

Earnings per share:
Basic	$3.95	$1.13
Diluted	$3.90	$1.11

Weighted average common shares outstanding:
Basic	218,323	218,661
Diluted	220,822	221,979

Cash dividends declared per share of common stock	$0.380	$0.365
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2017	2016
Net income	$861,853	$247,246
Other comprehensive loss
Net change in foreign currency translation adjustments	(406)	(27,557)
Other	(82)	14
Total other comprehensive loss	(488)	(27,543)
Total comprehensive income	$861,365	$219,703
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$861,853	$247,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, including amounts charged to cost of goods sold	69,476	63,180
Amortization, including amounts charged to interest expense	42,248	43,071
(Benefit) provision for doubtful accounts	(3,388)	312
(Benefit) provision for deferred income taxes	(840,479)	49,491
Share-based compensation	32,608	29,192
LIFO expense	—	28,308
Loss on early retirement of debt	23,766	—
Other	211	(13,152)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	91,624	(536,937)
Merchandise inventories	(460,127)	(713,553)
Prepaid expenses and other assets	(8,518)	57,046
Accounts payable	(59,223)	247,814
Income taxes payable	318,673	65,039
Accrued expenses and other liabilities	(58,398)	2,588
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,326	(430,355)
INVESTING ACTIVITIES
Capital expenditures	(73,641)	(137,282)
Cost of acquired companies, net of cash acquired	(70,330)	(1,497)
Proceeds from sales of investment securities available-for-sale	—	13,921
Purchases of investment securities available-for-sale	—	(33,879)
Other	1,648	1,880
NET CASH USED IN INVESTING ACTIVITIES	(142,323)	(156,857)
FINANCING ACTIVITIES
Senior notes borrowings	1,236,483	—
Senior notes and term loans repayments	(400,000)	(50,000)
Borrowings under revolving and securitization credit facilities	2,577,124	65,362
Repayments under revolving and securitization credit facilities	(2,569,414)	(67,491)
Payment of premium on early retirement of debt	(22,348)	—
Purchases of common stock	(22,496)	(229,928)
Exercises of stock options	29,574	10,229
Cash dividends on common stock	(83,555)	(80,169)
Tax withholdings related to restricted share vesting	(7,375)	(8,938)
Other	(3,364)	(2,551)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	734,629	(363,486)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	602,632	(950,698)
Cash and cash equivalents at beginning of period	2,435,115	2,741,832
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,037,747	$1,791,134
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2017 and the results of operations and cash flows for the interim periods ended December 31, 2017 and 2016 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts. Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605 - "Revenue Recognition" and most industry-specific guidance throughout the Codification. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard's core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year.
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
The Company continues to evaluate the impact of adopting ASU 2016-08, ASU 2016-10, and ASU 2014-09. It has conducted a preliminary assessment of the Pharmaceutical Distribution Services reportable segment and the operating segments in Other and does not expect adoption of the new standard to have a material impact on its consolidated financial statements. For example, the majority of the Pharmaceutical Distribution Services reportable segment's revenue is generated from sales of pharmaceutical products, which will continue to be recognized when control of goods is transferred to the customer. This preliminary assessment is subject to change prior to adoption. Additionally, the Company expects to adopt this standard in the first quarter of fiscal 2019, and it is still evaluating the method of adoption.
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
As of December 31, 2017, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

Note 2.  Acquisitions

NEVSCO

In December 2017, the Company acquired Northeast Veterinary Supply Company ("NEVSCO") for $70.0 million in cash, subject to a final working capital adjustment. NEVSCO is an independent, regional distributor of veterinary pharmaceuticals and medical supplies serving primarily the northeast region of the United States and is expected to strengthen MWI Animal Health's ("MWI") support of independent veterinary practices and provide even greater value and care to current and future animal health customers. NEVSCO has been included within the MWI operating segment.

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $30.4 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $7.9 million, $6.7 million, and $4.7 million, respectively. The estimated fair value of the intangible assets acquired of $29.8 million primarily consisted of customer relationships, which the Company is amortizing over the estimated useful life of 15 years. Goodwill and intangibles resulting from the acquisition are expected to be deductible for income tax purposes.

H.D. Smith
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, the Company entered into a definitive agreement on November 20, 2017 to acquire H.D. Smith Holding Company ("H.D. Smith"), the largest independent pharmaceutical wholesaler in the United States. On January 2, 2018, the Company completed the acquisition of H.D. Smith for $815.0 million in cash, subject to a final working capital adjustment. The Company funded the acquisition through the issuance of new long-term debt (see Note 5).
H.D. Smith is the largest privately held national wholesaler, which provides full-line distribution of brand, generic, and specialty drugs, as well as high-value services and solutions for manufacturers and healthcare providers. H.D. Smith customers include retail pharmacies, specialty pharmacies, long-term care facilities, institutional/hospital systems, and independent physicians and clinics.
The acquisition strengthens the Company's core business, expands and enhances its strategic scale in pharmaceutical distribution, and expands the Company's support for independent community pharmacies.
Profarma and Specialty Joint Venture
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, the Company held a minority ownership interest in Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil, and an ownership interest in a joint venture with Profarma to provide specialty distribution and services to the Brazilian marketplace. The Company has accounted for these interests as equity method investments, which have been reported in Other Assets on the Company's Consolidated Balance Sheets. In January 2018, the Company invested an additional $62.5 million in Profarma and an additional $15.6 million in the joint venture to increase its ownership interests. The additional investments give the Company controlling ownership interests in Profarma and the joint venture. The Company will consolidate the financial results of these investments in future reporting periods.
Note 3.  Income Taxes

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. In response to the 2017 Tax Act, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and that measurement period shall not extend beyond one year from the enactment date. SAB 118 provides guidance for registrants under three scenarios: (i) measurement of certain income tax effects is complete, (ii) measurement of certain income tax effects can be reasonably estimated, and (iii) measurement of certain income tax effects cannot be reasonably estimated. The Company has analyzed the income tax effects of the 2017 Tax Act and determined that measurement of the income tax effects can be reasonably estimated, and, as such, provisional amounts have been recorded. For the three months ended December 31, 2017, the Company recognized discrete income tax benefits of $587.6 million in Income Tax Benefit on the Company's Consolidated Statement of Operations related to effects of the 2017 Tax Act, which are comprised of the following:

(a) in accordance with Accounting Standards Codification No. 740, which requires deferred taxes to be remeasured in the year of an income tax rate change, the Company recorded a discrete deferred income tax benefit of $897.6 million in the three months ended December 31, 2017 as a result of applying a lower U.S. federal income tax rate to the Company's net deferred tax liabilities; and

(b) the 2017 Tax Act also requires a one-time transition tax to be recognized on historical foreign earnings and profits. In the three months ended December 31, 2017, the Company recorded a discrete current income tax expense of $310.0 million on historical foreign earnings and profits through December 31, 2017.

The measurement of income tax effects of the 2017 Tax Act cannot be completed until the end of the Company's current fiscal year due to the effective date of certain aspects of the 2017 Tax Act. Accordingly, the Company has recognized provisional amounts for the impact of the 2017 Tax Act within the accompanying interim unaudited consolidated financial statements as of and for the three months ended December 31, 2017 and expects to finalize the measurement of all amounts related to the 2017 Tax Act as of September 30, 2018.

Other Information

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of December 31, 2017, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $249.0 million ($223.9 million, net of federal benefit). If recognized, $205.6 million of these tax benefits would reduce income tax expense and the effective tax rate. Included in this amount is $15.4 million of interest and penalties, which the Company records in income tax expense. In the three months ended December 31, 2017, unrecognized tax benefits decreased by $89.4 million primarily due to the impact of the 2017 Tax Act. Over the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $5.3 million.

The Company's effective tax rates were (140.1)% and 31.9% in the three months ended December 31, 2017 and 2016, respectively. The effective tax rate in the three months ended December 31, 2017 was primarily impacted by the effect of the 2017 Tax Act. The effective tax rate in the three months ended December 31, 2016 was favorably impacted by growth of the Company's international businesses in Switzerland and Ireland, which have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Note 4.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2017:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill at September 30, 2017	$4,270,550	$1,773,731	$6,044,281
Goodwill recognized in connection with acquisitions	—	31,730	31,730
Foreign currency translation	—	99	99
Goodwill at December 31, 2017	$4,270,550	$1,805,560	$6,076,110

The following is a summary of other intangible assets:

	December 31, 2017			September 30, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names	$685,072	$—	$685,072	$685,088	$—	$685,088
Finite-lived:
Customer relationships	2,360,751	(442,360)	1,918,391	2,329,665	(408,636)	1,921,029
Trade names and other	326,493	(104,921)	221,572	325,353	(98,189)	227,164
Total other intangible assets	$3,372,316	$(547,281)	$2,825,035	$3,340,106	$(506,825)	$2,833,281

Amortization expense for finite-lived intangible assets was $40.2 million in the three months ended December 31, 2017 and 2016. Amortization expense for finite-lived intangible assets is estimated to be $163.3 million in fiscal 2018, $159.5 million in fiscal 2019, $155.1 million in fiscal 2020, $152.9 million in fiscal 2021, $152.2 million in fiscal 2022, and $1,397.2 million thereafter.

Note 5.  Debt

Debt consisted of the following:

(in thousands)	December 31, 2017	September 30, 2017
Revolving credit note	$—	$—
Receivables securitization facility due 2019	500,000	500,000
Term loans due in 2020	548,061	547,860
Multi-currency revolving credit facility due 2021	—	—
Overdraft facility due 2021	20,061	12,121
$400,000, 4.875% senior notes due 2019	—	398,399
$500,000, 3.50% senior notes due 2021	498,006	497,877
$500,000, 3.40% senior notes due 2024	496,888	496,766
$500,000, 3.25% senior notes due 2025	495,121	494,950
$750,000, 3.45% senior notes due 2027	742,150	—
$500,000, 4.25% senior notes due 2045	494,136	494,082
$500,000, 4.30% senior notes due 2047	492,395	—
Total debt	4,286,818	3,442,055
Less current portion	20,061	12,121
Total, net of current portion	$4,266,757	$3,429,934

Senior Notes

In December 2017, the Company issued $750 million of 3.45% senior notes due December 15, 2027 (the "2027 Notes") and $500 million of 4.30% senior notes due December 15, 2047 (the "2047 Notes"). The 2027 Notes were sold at 99.76% of the principal amount and have an effective yield of 3.48%. The 2047 Notes were sold at 99.51% of the principal amount and have an effective yield of 4.33%. Interest on the 2027 Notes and the 2047 Notes is payable semi-annually in arrears, commencing on June 15, 2018. The 2027 and 2047 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the Term Loans.

The Company used the proceeds from the 2027 Notes and the 2047 Notes to finance the early retirement of the $400 million of 4.875% senior notes that were due in 2019, including the payment of a $22.3 million prepayment premium, and to finance the acquisition of H.D. Smith, which was completed on January 2, 2018 (see Note 2).

Multi-Currency Revolving Credit Facility

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/

EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2017) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of December 31, 2017). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2017.

Commercial Paper Program

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of December 31, 2017.

Receivables Securitization Facility

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2017.

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

Term Loans

In February 2015, the Company entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through December 31, 2017, the Company elected to make principal payments, prior to the scheduled repayment dates, of $775 million on the February 2015 Term Loan, and as a result, the Company’s next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of December 31, 2017) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2017.

In November 2015, the Company entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. Through December 31, 2017, the Company made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of December 31, 2017) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2017.

Note 6.  Stockholders’ Equity and Earnings per Share

In November 2017, the Company’s board of directors increased the quarterly cash dividend by 4% from $0.365 per share to $0.380 per share.

In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2017, the Company purchased 0.3 million shares of its common stock for a total of $22.5 million. As of December 31, 2017, the Company had $766.4 million of availability remaining under the November 2016 share repurchase program.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, plus the dilutive effect of stock options, restricted stock, and restricted stock units during the periods presented.

	Three months ended December 31,
(in thousands)	2017	2016
Weighted average common shares outstanding - basic	218,323	218,661
Dilutive effect of stock options, restricted stock, and restricted stock units	2,499	3,318
Weighted average common shares outstanding - diluted	220,822	221,979

The potentially dilutive stock options, restricted stock, and restricted stock units that were antidilutive for the three months ended December 31, 2017 and 2016 were 4.6 million and 5.3 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $12.2 billion and $11.2 billion in the three months ended December 31, 2017 and 2016, respectively. The Company’s receivable from WBA, net of incentives, was $5.3 billion and $5.0 billion as of December 31, 2017 and September 30, 2017, respectively.

Note 8. Employee Severance, Litigation, and Other

The following table illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other:

	Three months ended December 31,
(in thousands)	2017	2016
Employee severance and other costs	$23,068	$4,532
Deal-related transaction costs	4,144	534
Litigation costs	2,809	16,000
Total employee severance, litigation, and other	$30,021	$21,066

For the three months ended December 31, 2017, the Company incurred $23.1 million of employee severance and other costs, $4.1 million of deal-related transaction costs (primarily related to the acquisition of H.D. Smith as further discussed in Note 2), and $2.8 million of litigation costs. The Company continues its transformation efforts, which will further align the organization to its customers' needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth, and as a result, numerous positions were eliminated in fiscal 2017 and during the three months ended December 31, 2017. Other costs in the three months ended December 31, 2017 include $8.3 million of certain fixed costs and scrapped non-usable inventory related to one of the Company's 503B outsourcing facilities, which voluntarily suspended production in December 2017 pending execution of certain remedial measures. The litigation costs incurred in the three months ended December 31, 2017 were legal fees primarily related to opioid lawsuits and investigations. For the three months ended December 31, 2016, the Company incurred $4.5 million of employee severance and other costs, $16.0 million for a litigation settlement, and $0.5 million of deal-related transaction costs.

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

Subpoenas and Ongoing Investigations

From time to time, the Company receives subpoenas or requests for information from various government agencies relating to the Company's business or to the business of a customer, supplier, or other industry participant. The Company generally responds to such subpoenas and requests in a cooperative manner. These responses often require time and effort and can result in considerable costs being incurred by the Company. Most of these matters are resolved without incident; however, such subpoenas or requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry, as well as to substantial settlements.

Since fiscal 2012, the Company and its subsidiary AmerisourceBergen Specialty Group ("ABSG") have been responding to subpoenas from the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY") requesting production of documents and information relating to the pre-filled syringe program of ABSG’s subsidiary Medical Initiatives, Inc., ABSG's oncology distribution center, its group purchasing organization for oncologists, and intercompany transfers of certain oncology products. Medical Initiatives, Inc. voluntarily ceased operations in early 2014. The Company has produced documents and witnesses and has engaged in ongoing dialogue with the USAO-EDNY since 2012. As previously disclosed, in fiscal 2017 ABSG resolved the federal criminal investigation related to the failure of Medical Initiatives, Inc. to duly register with the United States Food and Drug Administration.
The USAO-EDNY has also indicated that it intends to pursue alleged civil claims under the False Claims Act. As previously disclosed, ABSG reached an agreement in principle with the USAO-EDNY during the quarter ended December 31, 2017, which the Company understands will resolve the alleged civil claims in their entirety. The agreement in principle is subject to negotiation of final terms, approval by the parties, execution of definitive documents, obtaining the satisfactory resolution of related issues with certain other interested parties, including the resolution of any potential administrative action by the Office of Inspector General of the U.S. Department of Health and Human Services, and approval by the Court. Under the terms of the agreement in principle with the USAO-EDNY, ABSG will pay $625.0 million. In connection with the agreement in principle, the Company accrued a $625.0 million reserve in the fiscal year ended September 30, 2017. This amount remains unpaid and is included in Accrued Expenses and Other on the Company's Consolidated Balance Sheet as of December 31, 2017.

In fiscal 2012, the Company's subsidiary AmerisourceBergen Drug Corporation ("ABDC") received a subpoena from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers' purchases of controlled substances, and DEA audits. In July 2017, the USAO-NJ and DEA served an administrative subpoena requesting documents relating to ABDC’s diversion control programs from 2013 to the present. The Company is responding to the 2017 subpoena and continues to engage in dialogue with the USAO-NJ.

Since fiscal 2013, the Company has received subpoenas from the U.S. Attorney's Office for the Northern District of Ohio and ABDC has received subpoenas from the U.S. Attorney's Office for the District of Kansas in connection with grand jury proceedings requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. As in the USAO-NJ matter described above, in addition to requesting information on ABDC's diversion control program generally, the subpoenas have also requested documents concerning specific customers' purchases of controlled substances. The Company has responded to the subpoenas and requests for information.

During the quarter ended December 31, 2017, the Company’s subsidiary U.S. Bioservices Corporation ("U.S. Bio") settled claims with the United States Attorney’s Office for the Southern District of New York ("USAO-SDNY") and with various states arising from the previously disclosed matter involving the dispensing of one product and U.S. Bio’s relationship with the manufacturer of that product. In accordance with the settlement agreements, the United States’ complaint against U.S. Bio was dismissed and the participating states agreed not to bring, and to dismiss with prejudice, any state law claims that they had the authority to bring against U.S. Bio. The Company paid the United States $10.7 million in fiscal 2017 and paid the participating states $2.8 million in the quarter ended December 31, 2017, which together constitute the previously-disclosed $13.4 million settlement. During the fiscal year ended September 30, 2017, the Company recognized the $13.4 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations.

In January 2017, U.S. Bio received a subpoena for information from the USAO-EDNY relating to U.S. Bio’s activities in connection with billing for products and making returns of potential overpayments to government payers. The Company is engaged in discussions with the USAO-EDNY and has been producing documents in response to the subpoena.

In November 2017, the Company’s subsidiary PharMEDium received a grand jury subpoena for documents from the U.S. Attorney's Office for the Western District of Tennessee ("USAO-WDTN") seeking various documents, including information generally related to the laboratory testing procedures of PharMEDium's products, and more specifically, for PharMEDium products packaged in a certain type of syringe at its Memphis, Tennessee facility. The Company is engaged in discussions with the USAO-WDTN and has begun producing documents responsive to the subpoena.

For those matters for which the Company has not recognized a liability, the Company cannot predict the outcome of ongoing investigations or their impact on the Company as uncertainty remains with regard to whether such matters will proceed to trial, whether settlements will be reached and the amount and terms of any such settlements. Outcomes may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity obligations, and/or other civil and criminal penalties.

Opioid Lawsuits and Investigations

A significant number of counties and municipalities in a majority of U.S. states and Puerto Rico, as well as the states of Delaware and New Mexico and several tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and ABDC), pharmaceutical manufacturers and retail chains relating to the distribution of prescription opioid pain medications. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals and hospital groups; individuals; and a public child protective services agency. The lawsuits, which have been filed in various federal, state and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. All such cases remain at the pleading stage.

On September 25, 2017, the plaintiffs in several of these lawsuits filed a motion before the Judicial Panel on Multidistrict Litigation (“JPML”) to have all federal complaints transferred to a single federal court for consolidated and coordinated pretrial proceedings. After a hearing before the JPML on November 30, 2017, an initial group of cases was consolidated for Multidistrict Litigation (“MDL”) proceedings before the United States District Court for the Northern District of Ohio. Additional cases have been, and will likely continue to be, transferred to the MDL. The MDL is in the earliest stages. Following an initial telephonic conference and several hearings, the court has been engaged in preliminary matters. Other entities, including additional attorneys general’s offices, counties, and cities in multiple states, have indicated their intent to sue. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to these matters.
In addition, on September 18, 2017, the Company received a request for documents and information on behalf of attorneys general from a coalition of states who are investigating a number of manufacturers and distributors (including ABDC) regarding the distribution of prescription opioid pain medications. The Company is engaged in discussions with the representatives of the attorneys general regarding this request and has begun producing responsive documents. The Company has also received subpoenas, civil investigative demands, and other requests for information, requesting the production of documents regarding the distribution of prescription opioid pain medications from government agencies in other jurisdictions, including certain U.S. states. The Company is engaged in discussions with representatives from these government agencies regarding the requests, and has begun producing, or intends to begin producing, responsive documents.

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

ABDC answered all of the complaints, denied PMC’s allegations, and filed counterclaims alleging, among other things, that PMC failed to pay nearly $50 million in invoices related to pharmaceutical products it received from ABDC. On April 1, 2016, the Jefferson Circuit Court granted ABDC’s motion for partial summary judgment on one counterclaim and entered judgment in the amount of $48.6 million against PMC. Effective December 7, 2017, ABDC and PMC entered into an agreement to resolve all claims in the litigation, including the pending judgment against PMC, for a one-time payment from PMC to ABDC of $3.1 million. On December 11, 2017, the Jefferson Circuit Court entered an Agreed Order of Dismissal that dismissed all claims in the litigation with prejudice. As a result of the agreement to settle the litigation, there was no impact to its consolidated results of operations.

Note 10.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable as of December 31, 2017 and September 30, 2017 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had no investments in money market accounts as of December 31, 2017 and had $800.0 million of investments in money market accounts as of September 30, 2017. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 5) and the corresponding fair value as of December 31, 2017 were $4,266.8 million and $4,334.9 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2017 were $3,429.9 million and $3,522.5 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

Note 11.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company's operations are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure and, therefore, have been included in Other for the purpose of reportable segment presentation. Other consists of operating segments that focus on global commercialization services and animal health and includes AmerisourceBergen Consulting Services ("ABCS"), World Courier, and MWI.

The following illustrates reportable segment revenue information for the periods indicated:

	Three months ended December 31,
(in thousands)	2017	2016
Pharmaceutical Distribution Services	$38,937,698	$36,798,289
Other	1,544,951	1,384,490
Intersegment eliminations	(16,317)	(13,514)
Revenue	$40,466,332	$38,169,265

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended December 31,
(in thousands)	2017	2016
Pharmaceutical Distribution Services	$388,182	$379,060
Other	100,275	107,148
Intersegment eliminations	(407)	(13)
Total segment operating income	$488,050	$486,195

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended December 31,
(in thousands)	2017	2016
Total segment operating income	$488,050	$486,195
Gain from antitrust litigation settlements	—	1,395
LIFO expense	—	(28,308)
Acquisition-related intangibles amortization	(39,056)	(38,229)
Employee severance, litigation, and other	(30,021)	(21,066)
Operating income	418,973	399,987
Other loss (income)	324	(123)
Interest expense, net	35,864	36,972
Loss on early retirement of debt	23,766	—
Income before income taxes	$359,019	$363,138

Segment operating income is evaluated by the chief operating decision maker of the Company before gain from antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; employee severance, litigation, and other; other loss (income); interest expense, net, and loss on early retirement of debt. All corporate office expenses are allocated to each operating segment.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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

Recent Developments

On December 22, 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions (see Note 3 of the Notes to Consolidated Financial Statements for additional information on the 2017 Tax Act's impacts).

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, we entered into a definitive agreement on November 20, 2017 to acquire H.D. Smith Holding Company ("H.D. Smith"), the largest independent pharmaceutical wholesaler in the United States. On January 2, 2018, we completed the acquisition of H.D. Smith for $815.0 million in cash, subject to a final working capital adjustment. We funded the acquisition through the issuance of new long-term debt (see Note 5 of the Notes to Consolidated Financial Statements). The acquisition strengthens our core business, expands and enhances our strategic scale in pharmaceutical distribution, and expands our support for independent pharmacies.

After recent U.S. Food and Drug Administration inspections of our 503B outsourcing facilities, we voluntarily suspended production activities in December 2017 at our largest 503B outsourcing facility located in Memphis pending execution of certain remedial measures. For the quarter ended December 31, 2017, our Memphis facility incurred certain fixed costs and scrapped non-usable inventory. These costs totaled $8.3 million and were recorded as other costs within Employee Severance, Litigation, and Other on our Consolidated Statement of Operations. Additionally, the revenue and gross profit contribution from our pharmaceutical compounding operations were significantly lower as that business shipped fewer units due to the Memphis facility not being operational in the month of December 2017. We currently anticipate that the Memphis operations will resume in the March 2018 quarter. Our results of operations will continue to be adversely impacted until the Memphis facility is fully operational.
Executive Summary

This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 6.0% from the prior year quarter primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Total gross profit increased 7.2% in the current year quarter primarily due to increase in gross profit in Pharmaceutical Distribution Services and a reduction of last-in, first-out ("LIFO") expense of $28.3 million. The increase in Pharmaceutical Distribution's gross profit was primarily due to the increase in revenue, offset in part by a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility pending execution of certain remedial measures;

•
Distribution, selling, and administrative expenses increased 7.3%, from the prior year quarter as Pharmaceutical Distribution Services' increased by 6.3% primarily due to operating additional distribution centers in the current year quarter and duplicate costs resulting from the implementation of new information technology systems. In fiscal 2017, we opened new distribution centers to support our revenue growth. Additionally, distribution, selling, and administrative expenses in Other increased by 9.1% in the current year quarter primarily to support our revenue growth and due to duplicate costs resulting from the implementation of new information technology systems. As a percentage of revenue, distribution, selling, and administrative expenses were 1.38% in the current year quarter and represents an increase of 2 basis points compared to the prior year quarter;

•	Operating income increased 4.7% in the current year quarter primarily due to an increase in gross profit, offset in part by the increase in operating expenses;

•
Our effective tax rates were (140.1)% and 31.9% in the quarters ended December 31, 2017 and 2016, respectively. The effective tax rate in the quarter ended December 31, 2017 was primarily impacted by the effect of the 2017 Tax Act. Our total income tax benefit of $502.8 million in the current year quarter reflects $587.6 million of discrete tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019; and

•	Net income and earnings per share were significantly higher in the current year quarter primarily due to the 2017 Tax Act.

Results of Operations

Revenue

	Three months ended December 31,
(dollars in thousands)	2017	2016	Change
Pharmaceutical Distribution Services	$38,937,698	$36,798,289	5.8%
Other	1,544,951	1,384,490	11.6%
Intersegment eliminations	(16,317)	(13,514)
Revenue	$40,466,332	$38,169,265	6.0%

Revenue increased by 6.0% from the prior year quarter. See discussions below for commentary regarding our revenue growth.

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

The Pharmaceutical Distribution Services segment grew its revenue by 5.8% from the prior year quarter primarily due to the growth of some its largest customers, overall market growth, and especially strong oncology product sales.

Revenue in Other increased 11.6% from the prior year quarter primarily due to increased revenue from MWI due to strong growth in its companion animal business and ABCS's growth in its Canadian operations.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the three months ended December 31, 2017, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2017	2016	Change
Pharmaceutical Distribution Services	$792,539	$754,974	5.0%
Other	320,520	309,632	3.5%
Intersegment eliminations	(407)	(13)
Gain from antitrust litigation settlements	—	1,395
LIFO expense	—	(28,308)
Gross profit	$1,112,652	$1,037,680	7.2%

Gross profit increased 7.2%, or $75.0 million, from the prior year quarter. The increase in gross profit from the prior year quarter was primarily due to the increase in gross profit in Pharmaceutical Distribution Services and the decrease in LIFO expense of $28.3 million.

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

Pharmaceutical Distribution Services' gross profit increased 5.0%, or $37.6 million, from the prior year quarter. Gross profit in the current year quarter increased primarily due to the increase in revenue, offset in part by a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility pending execution of certain remedial measures. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin of 2.04% in the quarter ended December 31, 2017, decreased 1 basis point from the prior year quarter.

Gross profit in Other increased 3.5%, or $10.9 million, from the prior year quarter. The increase was primarily due to our World Courier operations, offset in part by lower gross profit at ABCS. As a percentage of revenue, gross profit margin in Other of 20.75% in the quarter ended December 31, 2017 decreased from 22.36% in the prior year quarter.

Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2017	2016	Change
Distribution, selling, and administrative	$558,522	$520,547	7.3%
Depreciation and amortization	105,136	96,080	9.4%
Employee severance, litigation, and other	30,021	21,066
Total operating expenses	$693,679	$637,693	8.8%

Distribution, selling, and administrative expenses increased 7.3%, or $38.0 million, from the prior year quarter as Pharmaceutical Distribution Services' increased by 6.3% primarily due to operating additional distribution centers in the current year quarter and duplicate costs resulting from the implementation of new information technology systems. In fiscal 2017, we opened new distribution centers to support our revenue growth. Additionally, distribution, selling, and administrative expenses in Other increased by 9.1% in the current year quarter primarily to support our revenue growth and due to duplicate costs resulting from the implementation of new information technology systems. As a percentage of revenue, distribution, selling, and administrative expenses were 1.38% in the current year quarter and represents an increase of 2 basis points compared to the prior year quarter.

Depreciation expense increased 16.2% from the prior year quarter due to an increase in the amount of property and equipment placed in service relating to our distribution infrastructure and various technology assets. Amortization expense was comparable to the prior year quarter.

Employee severance, litigation, and other for the quarter ended December 31, 2017 included $23.1 million of employee severance and other costs, $4.1 million of deal-related transaction costs (primarily related to the acquisition of H.D. Smith as further discussed in Note 2 of the Notes to Consolidated Financial Statements), and $2.8 million of litigation costs. We continue our transformation efforts, which will further align our organization to our customers' needs in a more seamless and unified way, while supporting corporate strategy and accelerating growth, and as a result, numerous positions were eliminated in fiscal 2017 and during the quarter ended December 31, 2017. Other costs in the quarter ended December 31, 2017 include $8.3 million of certain fixed costs and scrapped non-usable inventory related to one of our 503B outsourcing facilities, which voluntarily suspended production in December 2017 pending execution of certain remedial measures. The litigation costs incurred in the quarter ended December 31, 2017 were legal fees primarily related to opioid lawsuits and investigations. For the quarter ended December 31, 2016, employee severance, litigation, and other included $4.5 million of employee severance and other costs, $16.0 million for a litigation settlement, and $0.5 million of deal-related transaction costs.

Operating Income

	Three months ended December 31,
(dollars in thousands)	2017	2016	Change
Pharmaceutical Distribution Services	$388,182	$379,060	2.4%
Other	100,275	107,148	(6.4)%
Intersegment eliminations	(407)	(13)
Total segment operating income	488,050	486,195	0.4%

Gain from antitrust litigation settlements	—	1,395
LIFO expense	—	(28,308)
Acquisition-related intangibles amortization	(39,056)	(38,229)
Employee severance, litigation, and other	(30,021)	(21,066)
Operating income	$418,973	$399,987

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO expense; acquisition-related intangibles amortization; and employee severance, litigation, and other.

Pharmaceutical Distribution Services' operating income increased 2.4%, or $9.1 million, from the prior year quarter primarily due to the increase in gross profit, offset in part by an increase in operating expenses of 7.6%. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margin decreased 3 basis points from the prior year quarter.

Operating income in Other decreased 6.4%, or $6.9 million, from the prior year quarter primarily due to an increase in operating expenses in our animal health business primarily to support its revenue growth, offset in part by the gross profit increase of World Courier.

Interest expense, net and the respective weighted average interest rates in the quarters ended December 31, 2017 and 2016 were as follows:

	2017		2016
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$37,383	3.36%	$37,987	2.81%
Interest income	(1,519)	0.75%	(1,015)	0.40%
Interest expense, net	$35,864		$36,972

Interest expense, net decreased 3.0%, or $1.1 million, from the prior year quarter. The decrease was primarily due to lower average borrowings due to principal payments made on our term loans and the repayment of our $600 million of 1.15% senior notes in May 2017, and an increase in interest income. We expect interest expense to increase in fiscal 2018 compared to the prior year due to the December 2017 issuance of senior notes in connection with our acquisition of H.D. Smith.

For the three months ended December 31, 2017, we recorded a $23.8 million loss on the early retirement of our $400 million of 4.875% senior notes that were due in 2019 (see Note 5 of the Notes to Consolidated Financial Statements). The loss on the early retirement of the debt included a $22.3 million prepayment premium and $1.5 million of an unamortized debt discount and unamortized debt issuance costs.

Our effective tax rates were (140.1)% and 31.9% in the quarters ended December 31, 2017 and 2016, respectively. The effective tax rate in the quarter ended December 31, 2017 was primarily impacted by the effect of the 2017 Tax Act. Our total income tax benefit of $502.8 million in the current year quarter reflects $587.6 million of discrete tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019. The effective tax rate in the quarter ended December 31, 2016 was favorably impacted by growth of our international businesses in Switzerland and Ireland, which have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Net income and earnings per share were significantly higher in the current year quarter primarily due to the 2017 Tax Act.

Liquidity and Capital Resources

The following table illustrates our debt structure as of December 31, 2017, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$498,006	$—
$500,000, 3.40% senior notes due 2024	496,888	—
$500,000, 3.25% senior notes due 2025	495,121	—
$750,000, 3.45% senior notes due 2027	742,150	—
$500,000, 4.25% senior notes due 2045	494,136	—
$500,000, 4.30% senior notes due 2047	492,395	—
Total fixed-rate debt	3,218,696	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2019	500,000	950,000
Term loans due 2020	548,061	—
Multi-currency revolving credit facility due 2021	—	1,400,000
Overdraft facility due 2021 (£30,000)	20,061	20,463
Total variable-rate debt	1,068,122	2,445,463
Total debt	$4,286,818	$2,445,463

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

As of December 31, 2017 and September 30, 2017, our cash and cash equivalents held by foreign subsidiaries were $1,133.2 million and $995.7 million, respectively, and are generally based in U.S. dollar denominated holdings. We expect that our cash and cash equivalents held by foreign subsidiaries may continue to grow. Amounts held outside of the United States are generally used to support non-U.S. liquidity needs, including future acquisitions of non-U.S. entities, although a portion of these amounts are from time to time subject to short-term intercompany loans to U.S. subsidiaries. While we do not have any current plans to repatriate these amounts to the United States, we will continue to evaluate our options on utilizing cash and cash equivalents that are held by our foreign subsidiaries. In accordance with the 2017 Tax Act (see Note 3 of the Notes to Consolidated Financial Statements), historical foreign earnings and profits are now subject to a one-time transition tax, which we currently estimate to be $310.0 million.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the three months ended December 31, 2017 and 2016 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the three months ended December 31, 2017 and 2016 was $411.1 million and $21.5 million, respectively. We had $2,557.3 million and $65.4 million of cumulative intra-period borrowings that were repaid under our credit facilities during the three months ended December 31, 2017 and 2016, respectively.

In December 2017, we issued $750 million of 3.45% senior notes due December 15, 2027 (the "2027 Notes") and $500 million of 4.30% senior notes due December 15, 2047 (the "2047 Notes"). The 2027 Notes were sold at 99.76% of the principal amount and have an effective yield of 3.48%. The 2047 Notes were sold at 99.51% of the principal amount and have an effective yield of 4.33%. Interest on the 2027 Notes and the 2047 Notes is payable semi-annually in arrears, commencing on June 15, 2018.

We used the proceeds from the 2027 Notes and the 2047 Notes to finance the early retirement of our $400 million of 4.875% senior notes that were due in 2019, including the payment of a $22.3 million prepayment premium, and to finance the acquisition of H.D. Smith, which was completed on January 2, 2018.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2017) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of December 31, 2017). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2017.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of December 31, 2017.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2017.

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

In February 2015, we entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through December 31, 2017, we elected to make principal payments, prior to the scheduled repayment dates, of $775 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of December 31, 2017) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2017.

In November 2015, we entered into a $1.0 billion variable-rate term loan (the "November 2015 Term Loan"), which matures in 2020. Through December 31, 2017, we made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675 million on the November 2015 Term Loan, and as a result, our next scheduled principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of December 31, 2017) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2017.

In November 2016, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion in shares of our common stock, subject to market conditions. During the three months ended December 31, 2017, we purchased $22.5 million of our common stock under this program. As of December 31, 2017, we had $766.4 million of availability remaining under this program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1.1 billion of variable-rate debt outstanding as of December 31, 2017. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of December 31, 2017.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $3,037.7 million in cash and cash equivalents as of December 31, 2017. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is less than one percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of December 31, 2017, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$25.1 million outstanding note.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments as of December 31, 2017:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$163,260	$59,244	$30,540	$41,230	$294,274
1-3 years	1,322,075	94,508	63,714	99,919	1,580,216
4-5 years	721,250	60,071	59,510	67,853	908,684
After 5 years	3,961,125	69,019	157,982	210,800	4,398,926
Total	$6,167,710	$282,842	$311,746	$419,802	$7,182,100

[1] Represents the portion of future minimum lease payments relating to facility leases where we were determined to be the accounting owner (see Note 1 of the   Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a more detailed description   of our accounting for leases). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future non-cash   termination of the financing obligation.

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We currently estimate that our liability related to the transition tax is approximately $310.0 million as of December 31, 2017, which is payable in installments over an eight-year period commencing in January 2019. The transition tax commitment is included in "Other Commitments" in the above table.

We outsource to IBM Global Services a significant portion of our data center operations. The remaining commitment under our arrangement, which expires in January 2021, is approximately $57.3 million as of December 31, 2017, $28.3 million of which represents our commitment over the next twelve months, and is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $249.0 million (including interest and penalties) as of December 31, 2017. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the three months ended December 31, 2017, our operating activities provided $10.3 million of cash in comparison to cash used of $430.4 million in the prior year period. Cash provided by operations during the three months ended December 31, 2017 was principally the result of net income of $861.9 million and an increase in income taxes payable of $318.7 million, offset in part by non-cash items of $675.6 million and an increase in merchandise inventories of $460.1 million. The non-cash items were comprised primarily of an $840.5 million deferred income tax benefit, $69.5 million depreciation expense, and $42.2 million of amortization expense. The deferred income tax benefit was primarily the result of applying a lower U.S. federal income tax rate to net deferred tax liabilities as of December 31, 2017 in connection with tax reform. The increase in income taxes payable was primarily driven by a one-time transition tax on historical foreign earnings and profits through December 31, 2017 in connection with tax reform. We increased our merchandise inventories as of December 31, 2017 to support the increase in business volume and, consistent with prior years, due to seasonal needs.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended December 31,
	2017	2016
Days sales outstanding	24.4	22.7
Days inventory on hand	29.8	30.2
Days payable outstanding	56.7	56.5

The increase in days sales outstanding from the prior year period was the result of a gradual change in payment terms with our largest customer that occurred between May 2016 and February 2017.

Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the three months ended December 31, 2017 included $36.2 million of interest payments and $10.5 million of income tax payments, net of refunds. Operating cash flows during the three months ended December 31, 2016 included $37.0 million of interest payments and $87.6 million of income tax refunds, net of payments.

During the three months ended December 31, 2016, our operating activities used $430.4 million of cash. Cash used in operations during the three months ended December 31, 2016 was principally the result of an increase in merchandise inventories of $713.6 million and an increase in accounts receivable of $536.9 million, offset in part by an increase in accounts payable of $247.8 million, net income of $247.2 million, and non-cash items of $200.4 million. We increased our merchandise inventories as of December 31, 2016 to support the increase in business volume and, consistent with prior years, due to seasonal needs. The increase in accounts receivable was the result of our revenue growth and a gradual change in payment terms with our largest customer that occurred between May 2016 and February 2017 as part of a contract amendment that, among other things, extended the term of our relationship with the customer. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of scheduled payments to our suppliers. The non-cash items were comprised primarily of $63.2 million of depreciation expense, $49.5 million of deferred income tax expense, and $43.1 million of amortization expense.

Capital expenditures for the three months ended December 31, 2017 and 2016 were $73.6 million and $137.3 million, respectively. Significant capital expenditures in the three months ended December 31, 2017 included technology initiatives, including costs related to enhancing and upgrading our enterprise resource planning ("ERP") systems and costs associated with expanding distribution capacity. We currently expect to invest approximately $325 million for capital expenditures during fiscal 2018. Significant capital expenditures in the three months ended December 31, 2016 included costs associated with expanding distribution capacity and technology initiatives, including costs related to enhancing and upgrading our ERP systems.

In the three months ended December 31, 2017, we acquired a northeast regional animal health distributor for $70.0 million to expand our animal health business (see Note 2 of the Notes to Consolidated Financial Statements).

Net cash provided by financing activities in the three months ended December 31, 2017 principally included the issuance of $750 million of 3.45% senior notes and $500 million of 4.30% senior notes, offset in part by the early retirement of the $400 million of 4.875% senior notes. Net cash used in financing activities in the three months ended December 31, 2016 principally included $229.9 million in purchases of our common stock.

In November 2017, our board of directors increased the quarterly cash dividend by 4% from $0.365 per share to $0.380 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; increased public concern over the abuse of opioid medications; prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs, including the reserve recorded in connection with the proceedings with the United States Attorney’s Office for the Eastern District of New York; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; regulatory action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; suspension of production of CSPs, including a prolonged suspension at our Memphis 503B outsourcing facility; failure to realize the expected benefits from our reorganization and other business process initiatives; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of H. D. Smith and PharMEDium, or the inability to capture all of the anticipated synergies related thereto; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; declining economic conditions in the United States and abroad; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets, resulting in a charge to earnings; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under "Liquidity and Capital Resources" in Item 2 on page 21.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2018, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 9 (Legal Matters and Contingencies) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.  Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended September 30, 2017 to which reference is made herein.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	—	$—	—	$788,906,335
November 1 to November 30	93,799	$78.58	—	$788,906,335
December 1 to December 31	251,815	$89.33	251,786	$766,413,737
Total	345,614		251,786

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

Exhibit Number	Description
4.1
Seventh Supplemental Indenture, dated as of December 4, 2017, between the Company and U.S. Bank National Association, as trustee, related to the Company's Senior Notes due 2027, including the Form of 3.45% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 5, 2017).

4.2
Eighth Supplemental Indenture, dated as of December 4, 2017, between the Company and U.S. Bank National Association, as trustee, related to the Company's Senior Notes due 2047, including the Form of 4.30% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 5, 2017).

10.1
Amendment No. 1, dated as of December 18, 2017, to (i) the Sixth Amendment and Restatement Agreement, dated as of November 18, 2016, among the Company, the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, (ii) the Amendment and Restatement Agreement, dated as of November 18, 2016, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and (iii) the Amendment and Restatement Agreement, dated as of November 18, 2016, among the Company, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

10.2
Twelfth Amendment, dated as of December 18, 2017, to the Amended and Restated Receivables Purchase Agreement, dated as of April 29, 2010, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrator.

10.3
Second Amendment, dated as of December 18, 2017, to the Amended and Restated Performance Undertaking Agreement, dated as of December 2, 2004, among the Company, Amerisource Receivables Financial Corporation, Bank of America, National Association, as Administrator, and various purchaser groups.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

February 6, 2018	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

February 6, 2018	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President & Chief Financial Officer