Form 10-Q
period 2018-03-31
AMERISOURCEBERGEN CORP
filed 2018-05-02
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of April 30, 2018 was 219,804,069.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,091,359	$2,435,115
Accounts receivable, less allowances for returns and doubtful accounts: $1,081,006 at March 31, 2018 and $1,050,361 at September 30, 2017	11,265,014	10,303,324
Merchandise inventories	12,867,481	11,461,428
Prepaid expenses and other	173,357	103,432
Total current assets	26,397,211	24,303,299

Property and equipment, at cost:
Land	39,902	40,302
Buildings and improvements	1,121,445	979,589
Machinery, equipment, and other	2,211,259	2,071,314
Total property and equipment	3,372,606	3,091,205
Less accumulated depreciation	(1,432,452)	(1,293,260)
Property and equipment, net	1,940,154	1,797,945

Goodwill	6,697,566	6,044,281
Other intangible assets	3,062,323	2,833,281
Other assets	298,478	337,664

TOTAL ASSETS	$38,395,732	$35,316,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,403,594	$25,404,042
Accrued expenses and other	1,437,916	1,402,002
Short-term debt	252,894	12,121
Total current liabilities	28,094,404	26,818,165

Long-term debt	4,277,501	3,429,934
Long-term financing obligation	362,520	351,635
Accrued income taxes	367,797	84,257
Deferred income taxes	1,808,082	2,492,612
Other liabilities	121,832	75,406

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 283,081,819 shares, and 219,743,905 shares at March 31, 2018, respectively, and 600,000,000 shares, 280,584,076 shares, and 217,993,598 shares at September 30, 2017, respectively	2,831	2,806
Additional paid-in capital	4,674,295	4,517,635
Retained earnings	3,376,993	2,395,218
Accumulated other comprehensive loss	(43,506)	(95,850)
Treasury stock, at cost: 63,337,914 shares at March 31, 2018 and 62,590,478 shares at September 30, 2017	(4,823,063)	(4,755,348)
Total AmerisourceBergen Corporation stockholders' equity	3,187,550	2,064,461
Noncontrolling interest	176,046	—
Total equity	3,363,596	2,064,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,395,732	$35,316,470
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$41,033,858	$37,147,402	$81,500,190	$75,316,667
Cost of goods sold	39,778,175	35,890,975	79,131,855	73,022,560
Gross profit	1,255,683	1,256,427	2,368,335	2,294,107
Operating expenses:
Distribution, selling, and administrative	617,426	521,843	1,175,948	1,042,390
Depreciation	72,718	57,751	137,625	113,605
Amortization	46,670	39,918	86,899	80,144
Employee severance, litigation, and other	37,449	11,934	67,470	33,000
Operating income	481,420	624,981	900,393	1,024,968
Other loss (income)	29,123	(5,233)	29,447	(5,356)
Interest expense, net	48,637	37,299	84,501	74,271
Loss on consolidation of equity investments	42,328	—	42,328	—
Loss on early retirement of debt	—	—	23,766	—
Income before income taxes	361,332	592,915	720,351	956,053
Income tax expense (benefit)	79,172	181,442	(423,662)	297,334
Net income	282,160	411,473	1,144,013	658,719
Net loss attributable to noncontrolling interest	5,295	—	5,295	—
Net income attributable to AmerisourceBergen Corporation	$287,455	$411,473	$1,149,308	$658,719

Earnings per share:
Basic	$1.31	$1.89	$5.25	$3.02
Diluted	$1.29	$1.86	$5.19	$2.97

Weighted average common shares outstanding:
Basic	219,200	217,650	218,763	218,166
Diluted	222,303	221,221	221,565	221,611

Cash dividends declared per share of common stock	$0.380	$0.365	$0.760	$0.730
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2017	2018	2017
Net income	$282,160	$411,473	$1,144,013	$658,719
Other comprehensive income (loss)
Net change in foreign currency translation adjustments	6,831	18,545	6,425	(9,012)
Loss on consolidation of equity investments	45,941	—	45,941	—
Other	60	(184)	(22)	(170)
Total other comprehensive income (loss)	52,832	18,361	52,344	(9,182)
Total comprehensive income	334,992	429,834	1,196,357	649,537
Comprehensive loss attributable to noncontrolling interest	5,295	—	5,295	—
Comprehensive income attributable to AmerisourceBergen Corporation	$340,287	$429,834	$1,201,652	$649,537
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income attributable to AmerisourceBergen Corporation	$1,149,308	$658,719
Net loss attributable to noncontrolling interest	5,295	—
Net income	1,144,013	658,719
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	142,187	127,184
Amortization, including amounts charged to interest expense	95,047	85,194
(Benefit) provision for doubtful accounts	(1,539)	5,384
(Benefit) provision for deferred income taxes	(798,435)	159,397
Share-based compensation	44,208	41,250
LIFO credit	—	(58,196)
Impairment of non-customer note receivable	30,000	—
Loss on consolidation of equity investments	42,328	—
Loss on early retirement of debt	23,766	—
Other	7,729	(6,809)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(590,386)	(417,705)
Merchandise inventories	(805,164)	(556,057)
Prepaid expenses and other assets	(89,601)	26,591
Accounts payable	384,378	350,960
Income taxes payable	262,495	28,935
Accrued expenses and other liabilities	31,732	(76,463)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(77,242)	368,384
INVESTING ACTIVITIES
Capital expenditures	(168,816)	(262,700)
Cost of acquired companies, net of cash acquired	(777,085)	(2,403)
Proceeds from sales of investment securities available-for-sale	—	36,128
Purchases of investment securities available-for-sale	—	(48,635)
Other	10,479	8,136
NET CASH USED IN INVESTING ACTIVITIES	(935,422)	(269,474)
FINANCING ACTIVITIES
Senior notes borrowings	1,236,483	—
Senior notes and term loans repayments	(434,480)	(100,000)
Borrowings under revolving and securitization credit facilities	24,430,951	6,711,081
Repayments under revolving and securitization credit facilities	(24,412,230)	(6,705,964)
Payment of premium on early retirement of debt	(22,348)	—
Purchases of common stock	(60,208)	(229,928)
Exercises of stock options	115,236	61,383
Cash dividends on common stock	(167,533)	(160,093)
Tax withholdings related to restricted share vesting	(7,507)	(8,968)
Other	(9,456)	(3,820)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	668,908	(436,309)
DECREASE IN CASH AND CASH EQUIVALENTS	(343,756)	(337,399)
Cash and cash equivalents at beginning of period	2,435,115	2,741,832
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,091,359	$2,404,433
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of AmerisourceBergen Corporation and its subsidiaries, including less than wholly-owned subsidiaries in which AmerisourceBergen Corporation has a controlling financial interest (the "Company"), as of the dates and for the periods indicated.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the interim periods ended March 31, 2018 and 2017 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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
As of March 31, 2018, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

Note 2.  Acquisitions and Investments

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

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $23.6 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $14.7 million, $6.7 million, and $4.7 million, respectively. The estimated fair value of the intangible assets acquired of $29.8 million primarily consisted of customer relationships, which the Company is amortizing over the estimated useful life of 15 years. Goodwill and intangible assets resulting from the acquisition are expected to be deductible for income tax purposes.

H.D. Smith

In January 2018, the Company acquired H.D. Smith Holding Company ("H.D. Smith") for $815.0 million, subject to a final working capital adjustment. The Company funded the acquisition through the issuance of new long-term debt (see Note 6). H.D. Smith is the largest independent pharmaceutical wholesaler in the Unites States and provides full-line distribution of brand, generic, and specialty drugs, as well as high-value services and solutions for manufacturers and healthcare providers. H.D. Smith's customers include retail pharmacies, specialty pharmacies, long-term care facilities, institutional/hospital systems, and independent physicians and clinics. The acquisition strengthens the Company's core business, expands and enhances its strategic scale in pharmaceutical distribution, and expands the Company's support for independent community pharmacies. H.D. Smith has been included within the Pharmaceutical Distribution reportable segment.

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final purchase price allocation. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $481.0 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $163.1 million, $350.7 million, and $356.1 million, respectively. The estimated fair value of the intangible assets acquired of $182.4 million consisted of customer relationships of $156.6 million and a tradename of $25.8 million. The Company is amortizing the fair value of the customer relationships and the tradename over the estimated useful lives of 12 years and 5 years, respectively. Goodwill and intangible assets resulting from the acquisition are not expected to be deductible for income tax purposes.

Profarma and Specialty Joint Venture
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, the Company held a noncontrolling ownership interest in Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil, and an ownership interest in a joint venture with Profarma to provide specialty distribution and services to the Brazilian marketplace (the "specialty joint venture"). The Company had accounted for these interests as equity method investments, which were reported in Other Assets on the Company's Consolidated Balance Sheets. In January 2018, the Company invested an additional $62.5 million in Profarma and an additional $15.6 million in the specialty joint venture to increase its ownership interests to 38.2% and 64.5%, respectively. In connection with the additional investment in Profarma, the Company received substantial governance rights, thereby requiring it to consolidate the operating results of Profarma as of March 31, 2018 (see Note 3). The Company also consolidated the operating results of the specialty joint venture as of March 31, 2018 as it now holds a majority ownership interest. Profarma and the specialty joint venture have been included within the Pharmaceutical Distribution reportable segment and Other, respectively.
The fair value of Profarma, including the noncontrolling interest, was determined based upon Profarma's quoted stock price. The fair value of Profarma has been preliminarily allocated to the underlying assets and liabilities consolidated based upon their estimated fair values at the time of the January 2018 investment. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final fair value allocation. The fair value of Profarma currently exceeds the estimated fair value of the net tangible and intangible assets assumed by $141.5 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, accounts payable and accrued expenses was $160.1 million, $190.5 million, and $179.2 million, respectively. The Company consolidated short-term debt and long-term debt of $216.4 million and $12.5 million, respectively, cash of $155.8 million, and recorded a noncontrolling interest of $167.3 million. The estimated fair value of the intangible assets consolidated of $93.2 million consisted of customer relationships of $49.4 million and a tradename of $43.8 million. The Company is amortizing the customer relationships and the tradename over their estimated useful lives of 15 years. Goodwill and intangible assets resulting from the consolidation are not expected to be deductible for income tax purposes.
The fair value of the specialty joint venture, including the noncontrolling interest, was determined based upon the cost of the incremental ownership percentage acquired from the January 2018 investment. The fair value of the specialty joint venture has been preliminarily allocated to the underlying assets and liabilities consolidated based upon their estimated fair values at the time of the January 2018 investment. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final fair value allocation. The fair value of the specialty joint venture currently exceeds the estimated fair value of the net tangible and intangible assets consolidated by $2.8 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, accounts payable and accrued expenses was $65.0 million, $29.1 million, and $54.9 million, respectively. The Company consolidated short-term debt and cash of $32.7 million and $28.9 million, respectively, and recorded a noncontrolling interest of $14.0 million. The estimated fair value of the intangible assets consolidated of $4.6 million is being amortized over 15 years. Goodwill and intangible assets resulting from the consolidation are not expected to be deductible for income tax purposes.
In connection with the incremental Brazil investments, the Company adjusted the carrying values of its previously held equity interests in Profarma and the specialty joint venture to equal their fair values, which were determined to be $103.1 million and $31.2 million, respectively. These represent Level 2 nonrecurring fair value measurements. The adjustments resulted in a pretax loss of $42.3 million and was comprised of foreign currency translation adjustments from Accumulated Other Comprehensive Loss of $45.9 million, a $12.4 million gain on the remeasurement of Profarma's previously held equity interest, and an $8.8 million loss on the remeasurement of the specialty joint venture's previously held equity interest.
Note 3. Variable Interest Entity

The Company first evaluates its investments in accordance with the variable interest model to determine whether it has a controlling financial interest in an investment. This evaluation is made as of the date on which the Company makes its initial investment, and subsequent evaluations are made if the structure of the investment changes. If it has determined that an investment is a variable interest entity ("VIE"), the Company evaluates whether the VIE is required to be consolidated. When the Company holds rights that give it the power to direct the activities of an entity that most significantly impact the entity's economic performance, combined with the obligation to absorb an entity's losses and the right to receive benefits, the Company consolidates a VIE. If it is determined that an investment is not a VIE, the Company then evaluates its investments under the voting interest model and generally consolidates investments in which it holds an ownership interest of greater than 50%. When the Company consolidates less than wholly-owned subsidiaries, it discloses its noncontrolling interest in its consolidated financial statements.

As discussed in Note 2, the Company made an additional investment in Profarma. In connection with this investment, the Company obtained substantial governance rights, allowing it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidated the operating results of Profarma in its consolidated financial statements as of and for the period ended March 31, 2018. The Company is not obligated to provide future financial support to Profarma.

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheet:

(in thousands)	March 31, 2018
Cash and cash equivalents	$96,796
Accounts receivables, net	133,208
Merchandise inventories	167,861
Prepaid expenses and other	63,766
Property and equipment, net	40,790
Goodwill	141,474
Other intangible assets	92,030
Other long-term assets	9,557
Total assets	$745,482

Accounts payable	$138,076
Accrued expenses and other	44,315
Short-term debt	202,611
Long-term debt	10,555
Deferred income taxes	48,644
Other long-term liabilities	40,982
Total liabilities	$485,183

Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 4.  Income Taxes

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. In response to the 2017 Tax Act, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and that measurement period shall not extend beyond one year from the enactment date. SAB 118 provides guidance for registrants under three scenarios: (i) measurement of certain income tax effects is complete, (ii) measurement of certain income tax effects can be reasonably estimated, and (iii) measurement of certain income tax effects cannot be reasonably estimated. The Company has analyzed the income tax effects of the 2017 Tax Act and determined that measurement of the income tax effects can be reasonably estimated, and, as such, provisional amounts have been recorded. For the six months ended March 31, 2018, the Company recognized discrete income tax benefits of $587.6 million in Income Tax Benefit on the Company's Consolidated Statements of Operations related to effects of the 2017 Tax Act, which are comprised of the following:

(a) in accordance with Accounting Standards Codification No. 740, which requires deferred taxes to be remeasured in the year of an income tax rate change, the Company recorded a discrete deferred income tax benefit of $897.6 million in the six months ended March 31, 2018 as a result of applying a lower U.S. federal income tax rate to the Company's net deferred tax liabilities as of December 31, 2017; and

(b) the 2017 Tax Act also requires a one-time transition tax to be recognized on historical foreign earnings and profits. In the six months ended March 31, 2018, the Company recorded a discrete current income tax expense of $310.0 million on historical foreign earnings and profits through December 31, 2017.

No measurement period adjustments were made during the three months ended March 31, 2018.

The measurement of income tax effects of the 2017 Tax Act cannot be completed until the end of the Company's current fiscal year due to the effective date of certain aspects of the 2017 Tax Act. Accordingly, the Company has recognized provisional amounts for the impact of the 2017 Tax Act within the accompanying interim unaudited consolidated financial statements as of and for the six months ended March 31, 2018 and expects to finalize the measurement of all amounts related to the 2017 Tax Act as of September 30, 2018.

Other Information

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of March 31, 2018, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $250.6 million ($225.3 million, net of federal benefit). If recognized, $207.0 million of these tax benefits would reduce income tax expense and the effective tax rate. Included in this amount is $16.1 million of interest and penalties, which the Company records in income tax expense. In the six months ended March 31, 2018, unrecognized tax benefits decreased by $87.8 million primarily due to the impact of the 2017 Tax Act. Over the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $5.3 million.

The Company's effective tax rates were 21.9% and (58.8)% for the three and six months ended March 31, 2018, respectively, and reflect the benefit from the 2017 Tax Act. The Company's effective tax rates for all interim periods reported herein were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the six months ended March 31, 2018:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2017	$4,270,550	$1,773,731	$6,044,281
Goodwill recognized in connection with acquisitions and investments	622,505	30,460	652,965
Foreign currency translation	—	320	320
Goodwill as of March 31, 2018	$4,893,055	$1,804,511	$6,697,566

The following is a summary of other intangible assets:

	March 31, 2018			September 30, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names	$685,024	$—	$685,024	$685,088	$—	$685,088
Finite-lived:
Customer relationships	2,573,141	(480,666)	2,092,475	2,329,665	(408,636)	1,921,029
Trade names and other	398,319	(113,495)	284,824	325,353	(98,189)	227,164
Total other intangible assets	$3,656,484	$(594,161)	$3,062,323	$3,340,106	$(506,825)	$2,833,281

Amortization expense for finite-lived intangible assets was $46.7 million and $40.2 million in the three months ended March 31, 2018 and 2017, respectively. Amortization expense for finite-lived intangible assets was $86.9 million and $80.4 million in the six months ended March 31, 2018 and 2017, respectively. Amortization expense for finite-lived intangible assets is estimated to be $181.5 million in fiscal 2018, $185.0 million in fiscal 2019, $180.6 million in fiscal 2020, $178.3 million in fiscal 2021, $176.9 million in fiscal 2022, and $1,561.9 million thereafter.

Note 6.  Debt

Debt consisted of the following:

(in thousands)	March 31, 2018	September 30, 2017
Revolving credit note	$—	$—
Receivables securitization facility due 2019	500,000	500,000
Term loans due in 2020	548,263	547,860
Multi-currency revolving credit facility due 2021	—	—
Overdraft facility due 2021	31,890	12,121
$400,000, 4.875% senior notes due 2019	—	398,399
$500,000, 3.50% senior notes due 2021	498,134	497,877
$500,000, 3.40% senior notes due 2024	497,010	496,766
$500,000, 3.25% senior notes due 2025	495,292	494,950
$750,000, 3.45% senior notes due 2027	741,837	—
$500,000, 4.25% senior notes due 2045	494,190	494,082
$500,000, 4.30% senior notes due 2047	492,089	—
Capital lease obligations	2,124	—
Nonrecourse debt	229,566	—
Total debt	4,530,395	3,442,055
Less AmerisourceBergen Corporation current portion	33,966	12,121
Less nonrecourse current portion	218,928	—
Total, net of current portion	$4,277,501	$3,429,934

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

The Company used the proceeds from the 2027 Notes and the 2047 Notes to finance the early retirement of the $400 million of 4.875% senior notes that were due in 2019, including the payment of a $22.3 million prepayment premium, and to finance the acquisition of H.D. Smith, which was completed in January 2018 (see Note 2).

Multi-Currency Revolving Credit Facility

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2018) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of March 31, 2018). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of March 31, 2018.

Commercial Paper Program

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of March 31, 2018.

Receivables Securitization Facility

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2018.

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

Term Loans

In February 2015, the Company entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through March 31, 2018, the Company elected to make principal payments, prior to the scheduled repayment dates, of $775 million on the February 2015 Term Loan, and as a result, the Company’s next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of March 31, 2018) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2018.

In November 2015, the Company entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. Through March 31, 2018, the Company made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of March 31, 2018) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of March 31, 2018.

Nonrecourse Debt

The Company consolidated the short-term and long-term debt of Profarma and the specialty joint venture in connection with the incremental investments made in January 2018 (see Note 2 and Note 3). Nonrecourse debt is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

Note 7.  Stockholders’ Equity and Earnings per Share

In November 2017, the Company’s board of directors increased the quarterly cash dividend by 4% from $0.365 per share to $0.380 per share.

In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2018, the Company purchased 0.7 million shares of its common stock for a total of $60.2 million. As of March 31, 2018, the Company had $728.7 million of availability remaining under the November 2016 share repurchase program.

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

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2017	2018	2017
Weighted average common shares outstanding - basic	219,200	217,650	218,763	218,166
Dilutive effect of stock options, restricted stock, and restricted stock units	3,103	3,571	2,802	3,445
Weighted average common shares outstanding - diluted	222,303	221,221	221,565	221,611

The potentially dilutive stock options, restricted stock, and restricted stock units that were antidilutive for the three and six months ended March 31, 2018 were 1.9 million and 3.2 million, respectively. The potentially dilutive stock options, restricted stock, and restricted stock units that were antidilutive for the three and six months ended March 31, 2017 were 3.8 million and 4.6 million, respectively.

Note 8. Related Party Transactions

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

Revenue from the various agreements and arrangements with WBA was $12.9 billion and $25.1 billion in the three and six months ended March 31, 2018, respectively. Revenue from the various agreements and arrangements with WBA was $11.0 billion and $22.2 billion in the three and six months ended March 31, 2017, respectively. The Company’s receivable from WBA, net of incentives, was $5.8 billion and $5.0 billion as of March 31, 2018 and September 30, 2017, respectively.

Note 9. Employee Severance, Litigation, and Other

The following table illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2017	2018	2017
Employee severance and other costs	$19,492	$7,651	$42,560	$12,183
Deal-related transaction costs	8,793	4,283	12,937	4,817
Litigation costs	9,164	—	$11,973	16,000
Total employee severance, litigation, and other	$37,449	$11,934	$67,470	$33,000

For the three months ended March 31, 2018, the Company incurred $19.5 million of employee severance and other costs, $8.8 million of deal-related transaction costs (primarily related to the acquisition of H.D. Smith as further discussed in Note 2), and $9.2 million of litigation costs. For the six months ended March 31, 2018, the Company incurred $42.6 million of employee severance and other costs, $12.9 million of deal-related transaction costs (primarily related to the acquisition of H.D. Smith), and

$12.0 million of litigation costs. Employee severance costs primarily relate to position eliminations resulting from the Company's business transformation efforts and restructuring activities related to the Company's consulting business. The litigation costs incurred in the three and six months ended March 31, 2018 were legal fees primarily related to opioid lawsuits and investigations.

For the three months ended March 31, 2017, the Company incurred $7.7 million of employee severance and other costs primarily related to facility closures and certain acquisition-related integration costs and $4.3 million of deal-related transaction costs. For the six months ended March 31, 2017, the Company incurred $12.2 million of employee severance and other costs primarily related to facility closures and certain acquisition-related integration costs, $4.8 million of deal-related transaction costs, and $16.0 million for a litigation settlement.

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
The USAO-EDNY has also indicated that it intends to pursue alleged civil claims under the False Claims Act. As previously disclosed, ABSG reached an agreement in principle with the USAO-EDNY during the quarter ended December 31, 2017, which the Company understands will resolve the alleged civil claims in their entirety. The agreement in principle is subject to negotiation of final terms, approval by the parties, execution of definitive documents, obtaining the satisfactory resolution of related issues with certain other interested parties, including the resolution of any potential administrative action by the Office of Inspector General of the U.S. Department of Health and Human Services, and approval by the Court. Under the terms of the agreement in principle with the USAO-EDNY, ABSG will pay $625.0 million. In connection with the agreement in principle, the Company accrued a $625.0 million reserve in the fiscal year ended September 30, 2017. This amount remains unpaid and is included in Accrued Expenses and Other on the Company's Consolidated Balance Sheet as of March 31, 2018.

In fiscal 2012, the Company's subsidiary AmerisourceBergen Drug Corporation ("ABDC") received a subpoena from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers' purchases of controlled substances, and DEA audits. In July 2017, the USAO-NJ and DEA served an administrative subpoena requesting documents relating to ABDC’s diversion control programs from 2013 to the present. The Company is responding to the 2017 subpoena and continues to engage in dialogue with the USAO-NJ. In February and March 2018, the Company received administrative subpoenas from the USAO-EDNY and from the U.S. Attorney’s Office for the District of Colorado. Those subpoenas are substantively similar to the subpoena received from the USAO-NJ in 2017.

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

During the quarter ended December 31, 2017, the Company’s subsidiary U.S. Bioservices Corporation ("U.S. Bio") settled claims with the U.S. Attorney’s Office for the Southern District of New York ("USAO-SDNY") and with various states arising from the previously disclosed matter involving the dispensing of one product and U.S. Bio’s relationship with the manufacturer of that product. In accordance with the settlement agreements, the United States’ complaint against U.S. Bio was dismissed and the participating states agreed not to bring, and to dismiss with prejudice, any state law claims that they had the authority to bring against U.S. Bio. The Company paid the United States $10.7 million in fiscal 2017 and paid the participating states $2.8 million in the quarter ended December 31, 2017, which together constitute the previously-disclosed $13.4 million settlement. During the fiscal year ended September 30, 2017, the Company recognized the $13.4 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations.

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

Opioid Lawsuits and Investigations

A significant number of counties, municipalities and other governmental entities in a majority of U.S. states and Puerto Rico, as well as several states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and ABDC), pharmaceutical manufacturers, retail chains, medical practices and physicians relating to the distribution of prescription opioid pain medications. Additionally, several counties and municipalities have named H.D. Smith, a subsidiary that the Company acquired in January 2018, as a defendant in such lawsuits. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. The lawsuits, which have been filed in federal, state and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages. The majority of such cases remain at the pleading stage and discovery has commenced in relatively few cases.

After a motion filed by certain plaintiffs and a hearing before the Judicial Panel on Multidistrict Litigation in November 2017, an initial group of cases was consolidated for Multidistrict Litigation (“MDL”) proceedings before the United States District Court for the Northern District of Ohio. Additional cases have been, and will likely continue to be, transferred to the MDL. Following an initial telephonic conference and several hearings, the Court has been engaged in preliminary matters, including oversight of court-ordered settlement discussions with attorneys for the plaintiffs and certain states. On April 2, 2018, the United States, through the Department of Justice, filed a motion to participate (i) in these settlement discussions and (ii) as a friend of the Court by providing information to facilitate non-monetary remedies. On April 11, 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions that are scheduled to commence in March 2019.

Aside from those parties that have already filed suit, other entities, including additional attorneys general’s offices, counties, and cities in multiple states, have indicated their intent to sue. The Company is vigorously defending itself in the pending lawsuits and intends to vigorously defend itself against any threatened lawsuits. The Company is not in a position to assess the likely outcome or its exposure, if any, with respect to these matters.

In addition, on September 18, 2017, the Company received a request for documents and information on behalf of attorneys general from a coalition of states who are investigating a number of manufacturers and distributors (including ABDC) regarding the distribution of prescription opioid pain medications. The Company is engaged in discussions with the representatives of the attorneys general regarding this request and has begun producing responsive documents. The Company has also received subpoenas, civil investigative demands, and other requests for information, requesting the production of documents regarding the distribution of prescription opioid pain medications from government agencies in other jurisdictions, including certain states. The Company is engaged in discussions with representatives from these government agencies regarding the requests, and has begun producing, or intends to begin producing, responsive documents.

Note 11.  Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable as of March 31, 2018 and September 30, 2017 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had no investments in money market accounts as of March 31, 2018 and had $800.0 million of investments in money market accounts as of September 30, 2017. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of March 31, 2018 were $4,277.5 million and $4,202.2 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of

September 30, 2017 were $3,429.9 million and $3,522.5 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

Note 12.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company's operations are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure and, therefore, have been included in Other for the purpose of reportable segment presentation. Other consists of operating segments that focus on global commercialization services and animal health and includes AmerisourceBergen Consulting Services, World Courier, and MWI.

The following illustrates reportable segment revenue information for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2017	2018	2017
Pharmaceutical Distribution Services	$39,453,353	$35,745,360	$78,391,051	$72,543,649
Other	1,594,378	1,415,850	3,139,329	2,800,340
Intersegment eliminations	(13,873)	(13,808)	(30,190)	(27,322)
Revenue	$41,033,858	$37,147,402	$81,500,190	$75,316,667

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2017	2018	2017
Pharmaceutical Distribution Services	$489,106	$484,878	$877,288	$863,938
Other	97,055	103,593	197,330	210,741
Intersegment eliminations	171	(1)	$(236)	$(14)
Total segment operating income	$586,332	$588,470	$1,074,382	$1,074,665

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2018	2017	2018	2017
Total segment operating income	$586,332	$588,470	$1,074,382	$1,074,665
Gain from antitrust litigation settlements	338	—	338	1,395
LIFO credit	—	86,504	—	58,196
PharMEDium remediation costs	(22,506)	—	(22,506)	—
Acquisition-related intangibles amortization	(45,295)	(38,059)	(84,351)	(76,288)
Employee severance, litigation, and other	(37,449)	(11,934)	(67,470)	(33,000)
Operating income	481,420	624,981	900,393	1,024,968
Other loss (income)	29,123	(5,233)	29,447	(5,356)
Interest expense, net	48,637	37,299	84,501	74,271
Loss on consolidation of equity investments	42,328	—	42,328	—
Loss on early retirement of debt	—	—	23,766	—
Income before income taxes	$361,332	$592,915	$720,351	$956,053

Segment operating income is evaluated by the chief operating decision maker ("CODM") of the Company before gain from antitrust litigation settlements; LIFO credit; PharMEDium remediation costs; acquisition-related intangibles amortization; employee severance, litigation, and other; other loss (income); interest expense, net, loss on consolidation of equity investments, and loss on early retirement of debt. All corporate office expenses are allocated to each operating segment. Segment measures were adjusted in fiscal 2018 to exclude PharMEDium remediation costs as the CODM excludes all such costs in the measurement of segment performance.

After recent U.S. Food and Drug Administration ("FDA") inspections of PharMEDium's compounding facilities, the Company voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. The Company incurred remediation costs in connection with the suspended production activities. These remediation costs are classified in Cost of Goods sold in the Consolidated Statements of Operations in the three and six months ended March 31, 2018. The Company is in active communication with the FDA, plans to provide a further update to the agency upon completion of such remediation measures, and is working to resume production at the Memphis facility as soon as possible thereafter.

The Company recorded a $30.0 million impairment on a non-customer note receivable related to a start-up venture in Other Loss (Income) in the Company's Consolidated Statements of Operations in the three and six months ended March 31, 2018.

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

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 10.5% and 8.2% from the prior year quarter and six month period, respectively, primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Pharmaceutical Distribution Services' gross profit increased 9.9% and 7.6% from the prior year quarter and six month period, respectively, primarily due to the increase in revenue, the January 2018 acquisition of H.D. Smith, and the January 2018 consolidation of Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil (see Note 2 of the Notes to Consolidated Financial Statements), offset in part by a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as production has been voluntarily suspended since December 2017 at our Memphis facility pending execution of certain remedial measures. Gross profit in Other increased 7.3% and 5.4% from the prior year quarter and six month period, respectively, primarily due to World Courier, MWI, and the January 2018 consolidation of the specialty joint venture in Brazil (see Note 2 of the Notes to Consolidated Financial Statements), offset in part by lower gross profit at ABCS. Total gross profit in the current year periods was negatively impacted by the PharMEDium remediation costs, and total gross profit in the prior year periods benefited from last-in, first-out ("LIFO") credits;

•
Distribution, selling, and administrative expenses increased 18.3% and 12.8% from the prior year quarter and six month period, respectively. Pharmaceutical Distribution Services segment increased by 21.0% and 13.7% from the prior year quarter and six month period, respectively, primarily due to the January 2018 acquisition of H.D. Smith, the January 2018 consolidation of Profarma, operating additional distribution centers in the current year periods, and duplicate costs resulting from the implementation of new information technology systems. In fiscal 2017, we opened new distribution centers to support our revenue growth. Additionally, distribution, selling, and administrative expenses in Other increased by 13.5% and 11.3% in the current year quarter and six month period, respectively, primarily to support our revenue growth, the January 2018 consolidation of the specialty joint venture in Brazil, and due to duplicate costs resulting from the implementation of new information technology systems;

•
Total segment operating income in the quarter and six months ended March 31, 2018 was relatively flat compared to the prior year periods. Operating income decreased 23.0% and 12.2% in the current year quarter and six month period, respectively. Operating income in the current year periods was negatively impacted by the PharMEDium remediation costs, the increase in acquisition-related intangibles amortization, and the increase in employee severance, litigation, and other costs. Operating income in the prior year periods benefited from a LIFO credit;

•
Our effective tax rates were 21.9% and 30.6% in the quarters ended March 31, 2018 and 2017, respectively. Our effective tax rates were (58.8)% and 31.1% in the six month periods ended March 31, 2018 and 2017, respectively. The effective tax rate in the six month period ended March 31, 2018 was primarily impacted by the effect of the 2017 Tax Act. Our total income tax benefit of $423.7 million in the current year reflects $587.6 million of discrete tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019; and

•
Net income and earnings per share were lower in the current year quarter as operating income was lower and other non-operating losses were higher, both of which were partially offset by a lower tax rate in the current year quarter. Net income and earnings per share were significantly higher in the current year six month period primarily due to the 2017 Tax Act.

Results of Operations

Revenue

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Pharmaceutical Distribution Services	$39,453,353	$35,745,360	10.4%	$78,391,051	$72,543,649	8.1%
Other	1,594,378	1,415,850	12.6%	3,139,329	2,800,340	12.1%
Intersegment eliminations	(13,873)	(13,808)		(30,190)	(27,322)
Revenue	$41,033,858	$37,147,402	10.5%	$81,500,190	$75,316,667	8.2%

We currently expect our revenue in fiscal 2018 to increase between 8% and 11%. Our future revenue growth will continue to be affected by various factors such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Revenue increased by 10.5% and 8.2% from the prior year quarter and six month period, respectively.

The Pharmaceutical Distribution Services segment grew its revenue by 10.4% and 8.1% from the prior year quarter and six month period, respectively, primarily due to the growth of some of its largest customers, overall market growth, and especially strong oncology product sales. In addition, revenue increased in the current year fiscal periods due to the January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.

Revenue in Other increased 12.6% and 12.1% from the prior year quarter and six month period, respectively, primarily due to increased revenue from MWI due to strong growth in its companion animal business, ABCS's growth in its Canadian operations, and the January 2018 consolidation of the specialty joint venture in Brazil.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the six months ended March 31, 2018, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Pharmaceutical Distribution Services	$951,178	$865,642	9.9%	$1,743,717	$1,620,616	7.6%
Other	326,502	304,282	7.3%	647,022	613,914	5.4%
Intersegment eliminations	171	(1)		(236)	(14)
Gain from antitrust litigation settlements	338	—		338	1,395
LIFO credit	—	86,504		—	58,196
PharMEDium remediation costs	(22,506)	—		(22,506)	—
Gross profit	$1,255,683	$1,256,427	(0.1)%	$2,368,335	$2,294,107	3.2%

Gross profit was relatively flat compared to the prior year quarter and increased 3.2%, or $74.2 million, from the prior year six month period. Gross profit in the current year periods was negatively impacted by the PharMEDium remediation costs, and gross profit in the prior year periods was favorably impacted by the respective LIFO credits, as illustrated in the above table. After recent U.S. Food and Drug Administration ("FDA") inspections of our compounding facilities, we voluntarily suspended production activities in December 2017 at our largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. We are in active communication with the FDA, plan to provide a further update to the agency upon completion of such remediation measures, and are working to resume production at the Memphis facility as soon as possible thereafter.

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

Pharmaceutical Distribution Services' gross profit increased 9.9%, or $85.5 million, and 7.6%, or $123.1 million, from the prior year quarter and six month period, respectively. Gross profit in the current year quarter and six month period increased primarily due to the increase in revenue, the January 2018 acquisition of H.D. Smith, and the January 2018 consolidation of Profarma, offset in part by a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility pending execution of certain remedial measures. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin of 2.41% and 2.22% in the quarter and six month period ended March 31, 2018, respectively, decreased 1 basis point from the prior year periods.

Gross profit in Other increased 7.3%, or $22.2 million, and 5.4%, or $33.1 million, from the prior year quarter and six month period, respectively. The increases were primarily due to World Courier, MWI, and the January 2018 consolidation of the specialty joint venture in Brazil, offset in part by lower gross profit at ABCS, specifically the Lash consulting group. As a percentage of revenue, gross profit margin in Other of 20.48% in the quarter ended March 31, 2018 decreased from 21.49% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 20.61% in the six month period ended March 31, 2018 decreased from 21.92% in the prior year period. The decline in operating income margin in the quarter and six month period ended March 31, 2018 compared to the prior year periods was primarily due to the decrease in operating income at ABCS, specifically the Lash consulting group, and MWI, offset in part by an increase in operating income at World Courier.

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Distribution, selling, and administrative	$617,426	$521,843	18.3%	$1,175,948	$1,042,390	12.8%
Depreciation and amortization	119,388	97,669	22.2%	224,524	193,749	15.9%
Employee severance, litigation, and other	37,449	11,934		67,470	33,000
Total operating expenses	$774,263	$631,446	22.6%	$1,467,942	$1,269,139	15.7%

Distribution, selling, and administrative expenses increased 18.3%, or $95.6 million, and 12.8%, or $133.6 million, from the prior year quarter and six month period, respectively, as the Pharmaceutical Distribution Services' segment increased by 21.0% and 13.7% from the prior year quarter and six month period, respectively, primarily due to the January 2018 acquisition of H.D. Smith, the January 2018 consolidation of Profarma, operating additional distribution centers in the current year periods, and duplicate costs resulting from the implementation of new information technology systems. In fiscal 2017, we opened new distribution centers to support our revenue growth. Additionally, distribution, selling, and administrative expenses in Other increased by 13.5% and 11.3% in the current year quarter and six month period, respectively, primarily to support our revenue growth, the January 2018 consolidation of the specialty joint venture in Brazil, and due to duplicate costs resulting from the implementation of new information technology systems. As a percentage of revenue, distribution, selling, and administrative expenses were 1.50% and 1.44% in the current year quarter and six month period, respectively, and represent increases of 10 and 6 basis points compared to the prior year quarter and six month period, respectively.

Depreciation expense increased 25.9% and 21.1% from the prior year quarter and six month period, respectively, due to an increase in the amount of property and equipment placed in service relating to our distribution infrastructure and various technology assets. Amortization expense increased 16.9% and 8.4% from the prior year quarter and six month period, respectively, primarily due to the amortization of intangible assets originating from our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.

Employee severance, litigation, and other for the quarter ended March 31, 2018 included $19.5 million of employee severance and other costs, $8.8 million of deal-related transaction costs (primarily related to the acquisition of H.D. Smith), and $9.2 million of litigation costs. Employee severance, litigation, and other for the six month period ended March 31, 2018 included $42.6 million of employee severance and other costs, $12.9 million of deal-related transaction costs (primarily related to the acquisition of H.D. Smith), and $12.0 million of litigation costs. Employee severance costs primarily relate to position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business. The litigation costs incurred in the quarter and six month period ended March 31, 2018 were legal fees primarily related to opioid lawsuits and investigations.

For the quarter ended March 31, 2017, employee severance, litigation, and other included $7.7 million of other costs primarily related to facility closures and certain acquisition-related integration costs, and $4.3 million of deal-related transaction costs. For the six month period ended March 31, 2017, employee severance, litigation, and other included $12.2 million of costs primarily related to facility closures and certain acquisition-related integration costs, $4.8 million of deal-related transaction costs, and $16.0 million for a litigation settlement.

Operating Income

	Three months ended March 31,			Six months ended March 31,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Pharmaceutical Distribution Services	$489,106	$484,878	0.9%	$877,288	$863,938	1.5%
Other	97,055	103,593	(6.3)%	197,330	210,741	(6.4)%
Intersegment eliminations	171	(1)		(236)	(14)
Total segment operating income	586,332	588,470	(0.4)%	1,074,382	1,074,665	—%

Gain from antitrust litigation settlements	338	—		338	1,395
LIFO credit	—	86,504		—	58,196
PharMEDium remediation costs	(22,506)	—		(22,506)	—
Acquisition-related intangibles amortization	(45,295)	(38,059)		(84,351)	(76,288)
Employee severance, litigation, and other	(37,449)	(11,934)		(67,470)	(33,000)
Operating income	$481,420	$624,981		$900,393	$1,024,968

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit; PharMEDium remediation costs; acquisition-related intangibles amortization; and employee severance, litigation, and other.

Pharmaceutical Distribution Services' operating income increased 0.9%, or $4.2 million, and 1.5%, or $13.4 million, from the prior year quarter and six month period, respectively, primarily due to the increase in gross profit, offset in part by an increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margin decreased 12 basis points and 7 basis points from the prior year quarter and six month period, respectively.

Operating income in Other decreased 6.3%, or $6.5 million, and 6.4%, or $13.4 million, from the prior year quarter and six month period, respectively, primarily due to a decrease in operating income at ABCS, specifically the Lash consulting group, offset in part by the operating income increase at World Courier.

We recorded a $30.0 million impairment on a non-customer note receivable related to a start-up venture in Other Loss (Income) in the quarter and six months ended March 31, 2018.

Interest expense, net and the respective weighted average interest rates in the quarters ended March 31, 2018 and 2017 were as follows:

	2018		2017
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$49,984	3.30%	$37,885	2.84%
Interest income	(1,347)	0.42%	(586)	0.41%
Interest expense, net	$48,637		$37,299

Interest expense, net and the respective weighted average interest rates in the six month periods ended March 31, 2018 and 2017 were as follows:

	2018		2017
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$87,367	3.33%	$75,872	2.83%
Interest income	(2,866)	0.62%	(1,601)	0.40%
Interest expense, net	$84,501		$74,271

Interest expense, net increased 30.4%, or $11.3 million, from the prior year quarter and 13.8%, or $10.2 million, from the prior year six month period. The increases were primarily due to the December 2017 issuance of senior notes to finance our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma's debt and related interest expense.

In connection with our incremental Brazil investments, we adjusted the carrying values of our previously held equity interests in Profarma and the specialty joint venture to equal their fair values. The adjustments resulted in a loss of $42.3 million and was comprised of foreign currency translation adjustments from Accumulated Other Comprehensive Loss of $45.9 million, a $12.4 million gain on the remeasurement of Profarma's previously held interest, and an $8.8 million loss on the remeasurement of the specialty joint venture's previously held equity interest (see Note 2 of the Notes to Consolidated Financial statements).

For the six month period ended March 31, 2018, we recorded a $23.8 million loss on the early retirement of our $400 million of 4.875% senior notes that were due in 2019 (see Note 6 of the Notes to Consolidated Financial Statements). The loss on the early retirement of the debt included a $22.3 million prepayment premium and $1.5 million of an unamortized debt discount and unamortized debt issuance costs.

Our effective tax rates were 21.9% and 30.6% in the quarters ended March 31, 2018 and 2017, respectively. Our effective tax rates were (58.8)% and 31.1% in the six month periods ended March 31, 2018 and 2017, respectively. Our effective tax rate is favorably impacted by our international business in Switzerland and Ireland, which have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting. The effective tax rate in the six month period ended March 31, 2018 was primarily impacted by the effect of the 2017 Tax Act. Our total income tax benefit of $423.7 million in the current year reflects $587.6 million of discrete tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019.

Net income and earnings per share were lower in the current year quarter as operating income was lower and other non-operating losses were higher, both of which were partially offset by a lower tax rate in the current year quarter. Net income and earnings per share were significantly higher in the current year six month period primarily due to the 2017 Tax Act.

Liquidity and Capital Resources

The following table illustrates our debt structure as of March 31, 2018, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$498,134	$—
$500,000, 3.40% senior notes due 2024	497,010	—
$500,000, 3.25% senior notes due 2025	495,292	—
$750,000, 3.45% senior notes due 2027	741,837	—
$500,000, 4.25% senior notes due 2045	494,190	—
$500,000, 4.30% senior notes due 2047	492,089	—
Capital lease obligations	2,124	—
Nonrecourse debt	103,742	—
Total fixed-rate debt	3,324,418	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2019	500,000	950,000
Term loans due 2020	548,263	—
Multi-currency revolving credit facility due 2021	—	1,400,000
Overdraft facility due 2021 (£30,000)	31,890	10,162
Nonrecourse debt	125,824	—
Total variable-rate debt	1,205,977	2,435,162
Total debt	$4,530,395	$2,435,162

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

As of March 31, 2018 and September 30, 2017, our cash and cash equivalents held by foreign subsidiaries were $1,069.0 million and $995.7 million, respectively, and are generally based in U.S. dollar denominated holdings. We expect that our cash and cash equivalents held by foreign subsidiaries may continue to grow. Amounts held outside of the United States are generally used to support non-U.S. liquidity needs, including future acquisitions of non-U.S. entities, although a portion of these amounts are from time to time subject to short-term intercompany loans to U.S. subsidiaries. While we do not have any current plans to repatriate these amounts to the United States, we will continue to evaluate our options on utilizing cash and cash equivalents that are held by our foreign subsidiaries. In accordance with the 2017 Tax Act (see Note 4 of the Notes to Consolidated Financial Statements), historical foreign earnings and profits are now subject to a one-time transition tax, which we currently estimate to be $310.0 million.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the six months ended March 31, 2018 and 2017 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the six months ended March 31, 2018 and 2017 was $1,508.2 million and $626.1 million, respectively. We had $24,400.1 million and $6,706.0 million of cumulative intra-period borrowings that were repaid under our credit facilities during the six months ended March 31, 2018 and 2017, respectively.

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

We used the proceeds from the 2027 Notes and the 2047 Notes to finance the early retirement of our $400 million of 4.875% senior notes that were due in 2019, including the payment of a $22.3 million prepayment premium, and to finance the acquisition of H.D. Smith, which was completed in January 2018.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of March 31, 2018) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of March 31, 2018). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of March 31, 2018.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of March 31, 2018.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2018.

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

In February 2015, we entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through March 31, 2018, we elected to make principal payments, prior to the scheduled repayment dates, of $775 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of March 31, 2018) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2018.

In November 2015, we entered into a $1.0 billion variable-rate term loan (the "November 2015 Term Loan"), which matures in 2020. Through March 31, 2018, we made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675 million on the November 2015 Term Loan, and as a result, our next scheduled principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of March 31, 2018) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of March 31, 2018.

We consolidated the nonrecourse short-term and long-term debt of Profarma and the specialty joint venture in Brazil in connection with the incremental investments made in January 2018 (see Note 2 and Note 3 of the Notes to Consolidated Financial

Statements). Nonrecourse debt is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

In November 2016, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion in shares of our common stock, subject to market conditions. During the six months ended March 31, 2018, we purchased $60.2 million of our common stock under this program. As of March 31, 2018, we had $728.7 million of availability remaining under this program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1.2 billion of variable-rate debt outstanding as of March 31, 2018. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of March 31, 2018.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,091.4 million in cash and cash equivalents as of March 31, 2018. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is less than two percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of March 31, 2018, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$22.6 million outstanding note.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments as of March 31, 2018:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$405,899	$96,076	$30,970	$96,399	$629,344
1-3 years	1,331,931	168,359	63,898	119,082	1,683,270
4-5 years	721,407	131,012	59,060	68,269	979,748
After 5 years	3,944,249	133,106	150,875	186,000	4,414,230
Total	$6,403,486	$528,553	$304,803	$469,750	$7,706,592

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

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We currently estimate that our liability related to the transition tax is approximately $310.0 million as of March 31, 2018, which is payable in installments over an eight-year period commencing in January 2019. The transition tax commitment is included in "Other Commitments" in the above table.

We outsource to IBM Global Services a significant portion of our data center operations. The remaining commitment under our arrangement, which expires in January 2021, is approximately $47.0 million as of March 31, 2018, $21.6 million of which represents our commitment over the next twelve months, and is included in "Other Commitments" in the above table.

We have commitments to purchase non-returnable product from pharmaceutical manufacturers. We are required to purchase product at prices that we believe will represent market prices. We currently estimate that our remaining purchase commitment under these agreements is approximately $34.9 million as of March 31, 2018, all of which represents our commitment over the next twelve months, and is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $250.6 million (including interest and penalties) as of March 31, 2018. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the six months ended March 31, 2018, our operating activities used $77.2 million of cash in comparison to cash provided by operating activities of $368.4 million in the prior year period. Cash used in operations during the six months ended March 31, 2018 was principally the result of an increase in merchandise inventories of $805.2 million, an increase in accounts receivable of $590.4 million and non-cash items of $414.7 million, offset in part by net income of $1,144.0 million, an increase in accounts payable of $384.4 million, and an increase in income taxes payable of $262.5 million. We increased our merchandise inventories as of March 31, 2018 to support the increase in business volume and, consistent with prior years, due to seasonal needs.
The increase in accounts receivable was the result of our revenue growth. The non-cash items were comprised primarily of a $798.4 million deferred income tax benefit, $142.2 million of depreciation expense, and $95.0 million of amortization expense. The deferred income tax benefit was primarily the result of applying a lower U.S. federal income tax rate to net deferred tax liabilities as of December 31, 2017 in connection with tax reform. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of scheduled payments to suppliers. The increase in income taxes payable was primarily driven by a one-time transition tax on historical foreign earnings and profits through December 31, 2017 in connection with tax reform.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Days sales outstanding	24.2	23.6	24.3	23.1
Days inventory on hand	33.1	30.3	31.5	30.3
Days payable outstanding	56.3	56.4	56.5	56.4

The increases in days inventory on hand in the three and six month periods ended March 31, 2018 compared to the prior year periods was primarily due to the onboarding of new business with our largest customer.

Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the six months ended March 31, 2018 included $71.7 million of interest payments and $82.0 million of income tax payments, net of refunds. Operating cash flows during the six months ended March 31, 2017 included $62.1 million of interest payments and $32.5 million of income tax payments, net of refunds.

During the six months ended March 31, 2017, our operating activities provided cash of $368.4 million. Cash provided by operations during the six months ended March 31, 2017 was principally the result of net income of $658.7 million, non-cash items of $353.4 million, and an increase in accounts payable of $351.0 million, offset, in part, by an increase in merchandise inventories of $556.1 million and an increase in accounts receivable of $417.7 million.The non-cash items were comprised primarily of $159.4 million of deferred income tax expense, $127.2 million of depreciation expense, and $85.2 million of amortization expense. The increase in accounts payable was primarily driven by the income in merchandise inventories and the timing of scheduled payments to our suppliers. We increased our merchandise inventories at March 31, 2017 to support the increase in business volume and, consistent with prior years, due to seasonal needs. The increase in accounts receivable was the result of revenue growth and a gradual change in payment terms with our largest customer that occurred between May 2016 and February 2017 as part of a contract amendment that, among other things, extended the term of our relationship with the customer.

Capital expenditures for the six months ended March 31, 2018 and 2017 were $168.8 million and $262.7 million, respectively. Significant capital expenditures in the six months ended March 31, 2018 included technology initiatives, including costs related to enhancing and upgrading our enterprise resource planning ("ERP") systems and costs associated with expanding distribution capacity. We currently expect to invest approximately $325 million for capital expenditures during fiscal 2018. Significant capital expenditures in the six months ended March 31, 2017 included costs associated with expanding distribution capacity and technology initiatives, including costs related to enhancing and upgrading our ERP systems.

In the six months ended March 31, 2018, we acquired a northeast regional animal health distributor for $70.0 million to expand our animal health business, and we acquired H.D. Smith, the largest independent pharmaceutical wholesaler in the United

States, for $815.0 million. In addition, we made incremental investments in Brazil totaling $78.1 million. The cash used on the above investments was offset by $184.7 million of cash consolidated in connection with the Brazil investments (see Note 2 of the Notes to Consolidated Financial Statements).

Net cash provided by financing activities in the six months ended March 31, 2018 principally included the issuance of $750 million of 3.45% senior notes and $500 million of 4.30% senior notes, offset in part by the early retirement of the $400 million of 4.875% senior notes. Net cash used in financing activities in the six months ended March 31, 2017 principally included $229.9 million in purchases of our common stock.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; increased public concern over the abuse of opioid medications; prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs, including the reserve recorded in connection with the proceedings with the United States Attorney’s Office for the Eastern District of New York; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; regulatory action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; suspension of production of CSPs, including at our Memphis 503B outsourcing facility; failure to realize the expected benefits from our reorganization and other business process initiatives; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of H. D. Smith and PharMEDium, or the inability to capture all of the anticipated synergies related thereto; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; declining economic conditions in the United States and abroad; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including with respect to foreign operations), resulting in a charge to earnings; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risks are the effects of changing interest rates, foreign currency risk, and changes in the price and volatility of the Company’s common stock.  See the discussion under "Liquidity and Capital Resources" in Item 2 on page 25.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2018, excluding H.D. Smith and Profarma, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second quarter ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31	—	$—	—	$766,413,737
February 1 to February 28	1,380	$96.17	—	$766,413,737
March 1 to March 31	400,442	$94.16	400,442	$728,709,857
Total	401,822		400,442

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits:

Exhibit Number	Description
10.1	Amended and Restated AmerisourceBergen Corporation Employee Stock Purchase Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

May 2, 2018	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

May 2, 2018	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President & Chief Financial Officer