Form 10-Q
period 2018-06-30
AMERISOURCEBERGEN CORP
filed 2018-08-02
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of July 31, 2018 was 216,356,644.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,388,928	$2,435,115
Accounts receivable, less allowances for returns and doubtful accounts: $1,059,127 as of June 30, 2018 and $1,050,361 as of September 30, 2017	11,764,614	10,303,324
Merchandise inventories	12,074,347	11,461,428
Prepaid expenses and other	176,512	103,432
Total current assets	26,404,401	24,303,299

Property and equipment, at cost:
Land	39,880	40,302
Buildings and improvements	1,098,181	979,589
Machinery, equipment, and other	2,249,802	2,071,314
Total property and equipment	3,387,863	3,091,205
Less accumulated depreciation	(1,484,506)	(1,293,260)
Property and equipment, net	1,903,357	1,797,945

Goodwill	6,712,729	6,044,281
Other intangible assets	3,000,912	2,833,281
Other assets	288,193	337,664

TOTAL ASSETS	$38,309,592	$35,316,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,449,542	$25,404,042
Accrued expenses and other	1,454,537	1,402,002
Short-term debt	195,592	12,121
Total current liabilities	28,099,671	26,818,165

Long-term debt	4,198,112	3,429,934
Long-term financing obligation	371,650	351,635
Accrued income taxes	369,789	84,257
Deferred income taxes	1,877,480	2,492,612
Other liabilities	116,958	75,406

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 283,342,929 shares, and 216,895,892 shares as of June 30, 2018, respectively, and 600,000,000 shares, 280,584,076 shares, and 217,993,598 shares as of September 30, 2017, respectively	2,833	2,806
Additional paid-in capital	4,695,962	4,517,635
Retained earnings	3,569,371	2,395,218
Accumulated other comprehensive loss	(82,020)	(95,850)
Treasury stock, at cost: 66,447,037 shares as of June 30, 2018 and 62,590,478 shares as of September 30, 2017	(5,088,325)	(4,755,348)
Total AmerisourceBergen Corporation stockholders' equity	3,097,821	2,064,461
Noncontrolling interest	178,111	—
Total equity	3,275,932	2,064,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,309,592	$35,316,470
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$43,142,309	$38,707,144	$124,642,499	$114,023,811
Cost of goods sold	41,930,968	37,627,269	121,062,823	110,649,829
Gross profit	1,211,341	1,079,875	3,579,676	3,373,982
Operating expenses:
Distribution, selling, and administrative	626,548	525,463	1,802,496	1,567,853
Depreciation	72,447	59,478	210,072	173,083
Amortization	47,598	40,041	134,497	120,185
Employee severance, litigation, and other	75,553	284,517	143,023	317,517
Operating income	389,195	170,376	1,289,588	1,195,344
Other (income) loss	(3,158)	1,398	26,289	(3,958)
Interest expense, net	47,151	35,603	131,652	109,874
Loss on consolidation of equity investments	—	—	42,328	—
Loss on early retirement of debt	—	—	23,766	—
Income before income taxes	345,202	133,375	1,065,553	1,089,428
Income tax expense (benefit)	67,327	83,023	(356,335)	380,357
Net income	277,875	50,352	1,421,888	709,071
Net (income) loss attributable to noncontrolling interest	(2,066)	—	3,229	—
Net income attributable to AmerisourceBergen Corporation	$275,809	$50,352	$1,425,117	$709,071

Earnings per share:
Basic	$1.26	$0.23	$6.52	$3.25
Diluted	$1.25	$0.23	$6.44	$3.20

Weighted average common shares outstanding:
Basic	218,569	218,676	218,698	218,336
Diluted	220,760	221,873	221,297	221,698

Cash dividends declared per share of common stock	$0.380	$0.365	$1.140	$1.095
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$277,875	$50,352	$1,421,888	$709,071
Other comprehensive (loss) income
Net change in foreign currency translation adjustments	(38,620)	10,841	(32,195)	1,829
Loss on consolidation of equity investments	—	—	45,941	—
Other	106	191	84	21
Total other comprehensive (loss) income	(38,514)	11,032	13,830	1,850
Total comprehensive income	239,361	61,384	1,435,718	710,921
Comprehensive (income) loss attributable to noncontrolling interest	(2,066)	—	3,229	—
Comprehensive income attributable to AmerisourceBergen Corporation	$237,295	$61,384	$1,438,947	$710,921
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income attributable to AmerisourceBergen Corporation	$1,425,117	$709,071
Net loss attributable to noncontrolling interest	3,229	—
Net income	1,421,888	709,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	233,508	192,865
Amortization, including amounts charged to interest expense	149,144	127,395
Provision for doubtful accounts	5,492	8,651
(Benefit) provision for deferred income taxes	(747,367)	225,948
Share-based compensation	53,604	51,592
LIFO credit	(16,142)	(82,919)
Impairment of non-customer note receivable	30,000	—
Loss on consolidation of equity investments	42,328	—
Loss on early retirement of debt	23,766	—
Other	(15,559)	(767)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(1,107,631)	(1,419,099)
Merchandise inventories	(51,724)	(829,903)
Prepaid expenses and other assets	(79,115)	23,844
Accounts payable	463,939	876,977
Income taxes payable	269,464	22,570
Accrued expenses and other liabilities	70,448	217,459
NET CASH PROVIDED BY OPERATING ACTIVITIES	746,043	123,684
INVESTING ACTIVITIES
Capital expenditures	(248,359)	(371,428)
Cost of acquired companies, net of cash acquired	(783,262)	(61,633)
Proceeds from sales of investment securities available-for-sale	—	70,008
Purchases of investment securities available-for-sale	—	(48,635)
Other	5,749	5,122
NET CASH USED IN INVESTING ACTIVITIES	(1,025,872)	(406,566)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	1,243,242	—
Senior notes and other loan repayments	(561,419)	(750,000)
Borrowings under revolving and securitization credit facilities	24,523,375	6,784,159
Repayments under revolving and securitization credit facilities	(24,506,039)	(6,791,411)
Payment of premium on early retirement of debt	(22,348)	—
Purchases of common stock	(300,444)	(229,928)
Exercises of stock options	127,509	94,325
Cash dividends on common stock	(250,964)	(240,168)
Tax withholdings related to restricted share vesting	(7,533)	(9,339)
Other	(11,737)	(5,121)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	233,642	(1,147,483)
DECREASE IN CASH AND CASH EQUIVALENTS	(46,187)	(1,430,365)
Cash and cash equivalents at beginning of period	2,435,115	2,741,832
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,388,928	$1,311,467
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the interim periods ended June 30, 2018 and 2017 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations" ("ASU 2016-08"), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09. Entities are permitted to adopt the standards as early as the original public entity effective date of ASU 2014-09, and either full or modified retrospective application is required. The Company will adopt this standard on a modified retrospective basis in the first quarter of fiscal 2019.

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

 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Entities are permitted to adopt the standard early, and a modified retrospective application is required. The Company anticipates that the adoption of this new accounting standard will have a material impact on the Company's Consolidated Balance Sheets. However, the Company is continuing to evaluate the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact on the results of operations or cash flows at this time. The Company expects to adopt this standard in the first quarter of fiscal 2020.

As of June 30, 2018, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

Note 2.  Acquisitions and Investments

NEVSCO

In December 2017, the Company acquired Northeast Veterinary Supply Company ("NEVSCO") for $70.0 million in cash, subject to a final working capital adjustment. NEVSCO was an independent, regional distributor of veterinary pharmaceuticals and medical supplies serving primarily the northeast region of the United States and is expected to strengthen MWI Animal Health's ("MWI") support of independent veterinary practices and provide even greater value and care to current and future animal health customers. NEVSCO has been included within the MWI operating segment.

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final allocation. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $23.6 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $14.7 million, $6.7 million, and $4.7 million, respectively. The estimated fair value of the intangible assets acquired of $29.8 million primarily consisted of customer relationships, which the Company is amortizing over the estimated useful life of 15 years. Goodwill and intangible assets resulting from the acquisition are expected to be deductible for income tax purposes.

H.D. Smith

In January 2018, the Company acquired H.D. Smith Holding Company ("H.D. Smith") for $815.0 million, subject to a final working capital adjustment. The Company funded the acquisition through the issuance of new long-term debt (see Note 6). H.D. Smith was the largest independent pharmaceutical wholesaler in the United States and provides full-line distribution of brand, generic, and specialty drugs, as well as high-value services and solutions for manufacturers and healthcare providers. H.D. Smith's customers include retail pharmacies, specialty pharmacies, long-term care facilities, institutional/hospital systems, and independent physicians and clinics. The acquisition strengthens the Company's core business, expands and enhances its strategic scale in pharmaceutical distribution, and expands the Company's support for independent community pharmacies. H.D. Smith has been included within the Pharmaceutical Distribution reportable segment.

The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final allocation. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $491.7 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $163.1 million, $350.7 million, and $356.1 million, respectively. The estimated fair value of the intangible assets acquired of $167.8 million consisted of customer relationships of $156.6 million and a tradename of $11.2 million. The Company is amortizing the fair value of the customer relationships and the tradename over the estimated useful lives of 12 years and 2 years, respectively. The Company established a deferred tax liability of $54.7 million primarily in connection with the intangible assets acquired. Goodwill and intangible assets resulting from the acquisition are not expected to be deductible for income tax purposes.

Profarma and Specialty Joint Venture

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, the Company held a noncontrolling ownership interest in Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil, and an ownership interest in a joint venture with Profarma to provide specialty distribution and services to the Brazilian marketplace (the "specialty joint venture"). The Company had accounted for these interests as equity method investments, which were reported in Other Assets on the Company's Consolidated Balance Sheets. In January 2018, the Company invested an additional $62.5 million in Profarma and an additional $15.6 million in the specialty joint venture to increase its ownership interests to 38.2% and 64.5%, respectively. In connection with the additional investment in Profarma, the Company received substantial governance rights, thereby requiring it to begin consolidating the operating results of Profarma as of March 31, 2018 (see Note 3). The Company also began to consolidate the operating results of the specialty joint venture as of March 31, 2018 due to its majority ownership interest. Profarma and the specialty joint venture have been included within the Pharmaceutical Distribution reportable segment and Other, respectively.

The fair value of Profarma, including the noncontrolling interest, was determined based upon Profarma's quoted stock price and has been preliminarily allocated to the underlying assets and liabilities consolidated based upon their estimated fair values at the time of the January 2018 investment. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final fair value allocation. The fair value of Profarma upon obtaining control exceeded the estimated fair value of the net tangible and intangible assets consolidated by $146.5 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, accounts payable and accrued expenses was $160.1 million, $190.5 million, and $179.2 million, respectively. The Company consolidated short-term debt and long-term debt of $216.4 million and $12.5 million, respectively, cash of $150.8 million, and recorded a noncontrolling interest of $167.3 million. The estimated fair value of the intangible assets consolidated of $93.2 million consisted of customer relationships of $49.4 million and a tradename of $43.8 million. The Company is amortizing the customer relationships and the tradename over their estimated useful lives of 15 years. The Company established a deferred tax liability of $50.1 million primarily in connection with the intangible assets that were consolidated. Goodwill and intangible assets resulting from the consolidation are not expected to be deductible for income tax purposes.

The fair value of the specialty joint venture, including the noncontrolling interest, was determined based upon the cost of the incremental ownership percentage acquired from the January 2018 investment and has been preliminarily allocated to the underlying assets and liabilities consolidated based upon their estimated fair values at the time of the January 2018 investment. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital account balances. There can be no assurance that the estimated amounts recorded will represent the final fair value allocation. The fair value of the specialty joint venture currently exceeds the estimated fair value of the net tangible and intangible assets consolidated by $3.5 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, accounts payable and accrued expenses was $65.0 million, $29.1 million, and $55.6 million, respectively. The Company consolidated short-term debt and cash of $32.7 million and $28.9 million, respectively, and recorded a noncontrolling interest of $14.0 million. The estimated fair value of the intangible assets consolidated of $4.6 million is being amortized over 15 years. Goodwill and intangible assets resulting from the consolidation are not expected to be deductible for income tax purposes.

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

As discussed in Note 2, the Company made an additional investment in Profarma. In connection with this investment, the Company obtained substantial governance rights, allowing it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidated the operating results of Profarma in its consolidated financial statements as of and for the periods ended June 30, 2018. The Company is not obligated to provide future financial support to Profarma.

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheet:

(in thousands)	June 30, 2018
Cash and cash equivalents	$40,638
Accounts receivables, net	133,485
Merchandise inventories	143,473
Prepaid expenses and other	61,897
Property and equipment, net	34,065
Goodwill	146,484
Other intangible assets	90,630
Other long-term assets	8,564
Total assets	$659,236

Accounts payable	$132,205
Accrued expenses and other	36,647
Short-term debt	149,327
Long-term debt	5,230
Deferred income taxes	45,573
Other long-term liabilities	33,176
Total liabilities	$402,158

Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

Note 4.  Income Taxes

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. In response to the 2017 Tax Act, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and that measurement period shall not extend beyond one year from the enactment date. SAB 118 provides guidance for registrants under three scenarios: (i) measurement of certain income tax effects is complete, (ii) measurement of certain income tax effects can be reasonably estimated, and (iii) measurement of certain income tax effects cannot be reasonably estimated. The Company has analyzed the income tax effects of the 2017 Tax Act and determined that measurement of the income tax effects can be reasonably estimated, and, as such, provisional amounts have been recorded. For the nine months ended June 30, 2018, the Company recognized discrete income tax benefits of $587.6 million in Income Tax Expense (Benefit) on the Company's Consolidated Statements of Operations related to effects of the 2017 Tax Act, which are comprised of the following:

(a) in accordance with Accounting Standards Codification No. 740, which requires deferred taxes to be remeasured in the year of an income tax rate change, the Company recorded a discrete deferred income tax benefit of $897.6 million in the nine months ended June 30, 2018 as a result of applying a lower U.S. federal income tax rate to the Company's net deferred tax liabilities as of December 31, 2017; and

(b) the 2017 Tax Act also requires a one-time transition tax to be recognized on historical foreign earnings and profits. In the nine months ended June 30, 2018, the Company recorded a discrete current income tax expense of $310.0 million on historical foreign earnings and profits through December 31, 2017.

No measurement period adjustments were made since December 31, 2017.

The measurement of income tax effects of the 2017 Tax Act cannot currently be completed due to the effective date of certain aspects of the 2017 Tax Act, including the impact on state taxes. Accordingly, the Company has recognized provisional amounts for the impact of the 2017 Tax Act within the accompanying interim unaudited consolidated financial statements as of and for the nine months ended June 30, 2018 and expects to finalize the measurement of all amounts related to the 2017 Tax Act in the fiscal quarter ending December 31, 2018.

Other Information

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of June 30, 2018, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $254.5 million ($227.9 million, net of federal benefit). Included in unrecognized tax positions as of June 30, 2018 is approximately $150.5 million related to a $625.0 million civil litigation reserve, plus accrued interest (see Note 10). If recognized, $209.6 million of these tax benefits would reduce income tax expense and the effective tax rate. Included in this amount is $15.9 million of interest and penalties, which the Company records in income tax expense. In the nine months ended June 30, 2018, unrecognized tax benefits decreased by $83.9 million primarily due to the impact of the 2017 Tax Act. Over the next 12 months, it is reasonably possible that state tax audit resolutions, the expiration of statutes of limitations, and the payment of the civil litigation settlement amount could result in a reduction of unrecognized tax benefits by approximately $155.4 million.

The Company's effective tax rates were 19.5% and (33.4)% for the three and nine months ended June 30, 2018. The effective tax rate in the nine months ended June 30, 2018 reflects the benefit from the 2017 Tax Act. The Company's effective tax rates were 62.2% and 34.9% for the three and nine months ended June 30, 2017, respectively. The effective tax rates in the prior year periods were negatively impacted by non-deductible legal settlement charges. The Company's effective tax rates for all interim periods reported herein were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the nine months ended June 30, 2018:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2017	$4,270,550	$1,773,731	$6,044,281
Goodwill recognized in connection with acquisitions and investments	638,171	32,036	670,207
Foreign currency translation	—	(1,759)	(1,759)
Goodwill as of June 30, 2018	$4,908,721	$1,804,008	$6,712,729

The following is a summary of other intangible assets:

	June 30, 2018			September 30, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names	$685,341	$—	$685,341	$685,088	$—	$685,088
Finite-lived:
Customer relationships	2,572,895	(519,076)	2,053,819	2,329,665	(408,636)	1,921,029
Trade names and other	384,356	(122,604)	261,752	325,353	(98,189)	227,164
Total other intangible assets	$3,642,592	$(641,680)	$3,000,912	$3,340,106	$(506,825)	$2,833,281

Amortization expense for finite-lived intangible assets was $47.6 million and $40.0 million in the three months ended June 30, 2018 and 2017, respectively. Amortization expense for finite-lived intangible assets was $134.5 million and $120.2 million in the nine months ended June 30, 2018 and 2017, respectively. Amortization expense for finite-lived intangible assets is estimated to be $182.0 million in fiscal 2018, $185.7 million in fiscal 2019, $177.0 million in fiscal 2020, $173.3 million in fiscal 2021, $171.7 million in fiscal 2022, and $1,560.4 million thereafter.

Note 6.  Debt

Debt consisted of the following:

(in thousands)	June 30, 2018	September 30, 2017
Revolving credit note	$—	$—
Receivables securitization facility due 2019	500,000	500,000
Term loans due in 2020	473,464	547,860
Multi-currency revolving credit facility due 2021	—	—
Overdraft facility due 2021	28,732	12,121
$400,000, 4.875% senior notes due 2019	—	398,399
$500,000, 3.50% senior notes due 2021	498,263	497,877
$500,000, 3.40% senior notes due 2024	497,132	496,766
$500,000, 3.25% senior notes due 2025	495,463	494,950
$750,000, 3.45% senior notes due 2027	742,047	—
$500,000, 4.25% senior notes due 2045	494,244	494,082
$500,000, 4.30% senior notes due 2047	492,155	—
Capital lease obligations	1,434	—
Nonrecourse debt	170,770	—
Total debt	4,393,704	3,442,055
Less AmerisourceBergen Corporation current portion	30,123	12,121
Less nonrecourse current portion	165,469	—
Total, net of current portion	$4,198,112	$3,429,934

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

Multi-Currency Revolving Credit Facility

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2018) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of June 30, 2018). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of June 30, 2018.

Commercial Paper Program

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of June 30, 2018.

Receivables Securitization Facility

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2018.

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

Term Loans

In February 2015, the Company entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through June 30, 2018, the Company elected to make principal payments, prior to the scheduled repayment dates, of $850 million on the February 2015 Term Loan, and as a result, the Company’s next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of June 30, 2018) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2018.

In November 2015, the Company entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. Through June 30, 2018, the Company made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of June 30, 2018) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of June 30, 2018.

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

In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the nine months ended June 30, 2018, the Company purchased 3.8 million shares of its common stock for a total of $325.4 million, which included $25.0 million of June 2018 purchases that cash settled in July 2018. As of June 30, 2018, the Company had $463.5 million of availability remaining under the November 2016 share repurchase program.

Basic earnings per share is computed by dividing net income attributable to AmerisourceBergen Corporation by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed by dividing net income attributable to AmerisourceBergen Corporation by the weighted average number of shares of common stock outstanding, plus the dilutive effect of stock options, restricted stock, and restricted stock units during the periods presented.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2017	2018	2017
Weighted average common shares outstanding - basic	218,569	218,676	218,698	218,336
Dilutive effect of stock options, restricted stock, and restricted stock units	2,191	3,197	2,599	3,362
Weighted average common shares outstanding - diluted	220,760	221,873	221,297	221,698

The potentially dilutive stock options, restricted stock, and restricted stock units that were antidilutive for the three and nine months ended June 30, 2018 were 3.1 million and 3.2 million, respectively. The potentially dilutive stock options, restricted stock, and restricted stock units that were antidilutive for the three and nine months ended June 30, 2017 were 3.7 million and 4.3 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $14.2 billion and $40.2 billion in the three and nine months ended June 30, 2018, respectively, and was $11.2 billion and $33.4 billion in the three and nine months ended June 30, 2017, respectively. The Company’s receivable from WBA, net of incentives, was $5.8 billion and $5.0 billion as of June 30, 2018 and September 30, 2017, respectively.

Note 9. Employee Severance, Litigation, and Other

The following table illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2017	2018	2017
Employee severance	$4,791	$437	$33,240	$293
Litigation and opioid-related costs	39,031	273,400	49,468	289,400
Other	31,731	10,680	60,315	27,824
Total employee severance, litigation, and other	$75,553	$284,517	$143,023	$317,517

Employee severance costs in the three and nine months ended June 30, 2018 primarily related to position eliminations resulting from the Company's business transformation efforts and restructuring activities related to its consulting business.

Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.

Litigation and opioid-related costs in the three and nine months ended June 30, 2018 primarily related to opioid lawsuits, investigations, and related initiatives. Litigation costs in the three and nine months ended June 30, 2017 related to litigation settlements.

Other costs in the three months ended June 30, 2018 included $13.0 million related to the Company's business transformation efforts, $9.7 million of other restructuring initiatives, and $9.0 million of acquisition-related deal and integration costs. Other costs in the nine months ended June 30, 2018 included $23.7 million related to the Company's business transformation efforts, $22.0 million of acquisition-related deal and integration costs, and $14.7 million of other restructuring initiatives. Other costs in the three months ended June 30, 2017 included $6.3 million of acquisition-related deal and integration costs, $3.2 million of other restructuring initiatives, and $1.2 million related to the Company's business transformation efforts. Other costs in the nine months ended June 30, 2017 included $15.0 million of acquisition-related deal and integration costs, $11.7 million of other restructuring initiatives, and $1.2 million related to the Company's business transformation efforts.

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

 For those matters for which the Company has not recognized a liability, the Company cannot predict the outcome of their impact on the Company as uncertainty remains with regard to whether such matters will proceed to trial, whether settlements will be reached, and the amount and terms of any such settlements. Outcomes may include settlements in significant amounts that are not currently estimable, limitations on the Company's conduct, the imposition of corporate integrity obligations, and/or other civil and criminal penalties.

Government Enforcement and Related Litigation Matters

The Company is involved in government investigations and litigation arising from the marketing, promotion, sale, and dispensing of pharmaceutical products in the United States. Some of these investigations originate through what are known as qui tam complaints of the Federal False Claims Act. The qui tam provisions of the Federal False Claims Act and various state and local civil False Claims Acts permit a private person, known as a "relator" or whistleblower, to file civil actions under these statutes on behalf of the federal, state, and local governments. Qui tam complaints are initially filed by the relator under seal (or on a confidential basis) and the filing of the complaint imposes obligations on government authorities to investigate the allegations in the complaint and to determine whether or not to intervene in the action. Qui tam complaints remain sealed until the court in which the case was filed orders otherwise.

Under the Federal False Claims Act, the government (or relators who pursue the claims without the participation of the government in the case) may seek to recover up to three times the amount of damages in addition to a civil penalty for each purported false claim submitted to the government for payment. Generally speaking, these cases take several years for the investigation to be completed and, ultimately, to be resolved (either through litigation or settlement) after the complaint is unsealed. In addition, some states have pursued investigations under state false claims statutes or consumer protection laws, either in conjunction with a government investigation or separately. There is often collateral litigation that arises from public disclosures of government investigations, including the filing of class action lawsuits by third party payors or by shareholders alleging violations of the securities laws.

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

Since fiscal 2012, the Company and its subsidiary AmerisourceBergen Specialty Group ("ABSG") have been responding to subpoenas from the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY") requesting production of documents and information relating to the pre-filled syringe program of ABSG’s subsidiary Medical Initiatives, Inc., ABSG's oncology distribution center, its group purchasing organization for oncologists, and intercompany transfers of certain oncology products. Medical Initiatives, Inc. voluntarily ceased operations in early 2014. The Company has produced documents and witnesses and has engaged in ongoing dialogue with the USAO-EDNY since 2012. As previously disclosed, in fiscal 2017 ABSG resolved the federal criminal investigation related to the failure of Medical Initiatives, Inc. to duly register with the United States Food and Drug Administration ("FDA").

The USAO-EDNY has also indicated that it intends to pursue alleged civil claims under the False Claims Act. As previously disclosed, ABSG reached an agreement in principle with the USAO-EDNY during the quarter ended December 31, 2017, which the Company understands will resolve the alleged civil claims in their entirety. The agreement in principle is subject to negotiation of final terms, approval by the parties, execution of definitive documents, obtaining the satisfactory resolution of related issues with certain other interested parties, including the resolution of any potential administrative action by the Office of Inspector General of the U.S. Department of Health and Human Services, and approval by the Court. Under the terms of the agreement in principle with the USAO-EDNY, ABSG will pay $625.0 million. In connection with the agreement in principle, the Company accrued a $625.0 million reserve in the fiscal year ended September 30, 2017. This amount, plus accrued interest, remains unpaid and is included in Accrued Expenses and Other on the Company's Consolidated Balance Sheet as of June 30, 2018.

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

In November 2017, the Company’s subsidiary PharMEDium received a grand jury subpoena for documents from the U.S. Attorney's Office for the Western District of Tennessee ("USAO-WDTN") seeking various documents, including information generally related to the laboratory testing procedures of PharMEDium's products, and more specifically, for PharMEDium products packaged in a certain type of syringe at its Memphis, Tennessee facility. The Company is engaged in discussions with the USAO-WDTN and has produced documents in response to the subpoena.

Opioid Lawsuits and Investigations

A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as several states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and its subsidiary AmerisourceBergen Drug Corporation ("ABDC")), pharmaceutical manufacturers, retail chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications. Additionally, several counties and municipalities have named H.D. Smith, a subsidiary that the Company acquired in January 2018, as a defendant in such lawsuits. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. The lawsuits, which have been filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages.

After a motion filed by certain plaintiffs and a hearing before the Judicial Panel on Multidistrict Litigation in November 2017, an initial group of cases was consolidated for Multidistrict Litigation (“MDL”) proceedings before the United States District Court for the Northern District of Ohio. Additional cases have been, and will likely continue to be, transferred to the MDL. In April 2018, the United States, through the Department of Justice (“DOJ”), filed a motion to participate (i) in settlement discussions and (ii) as a friend of the Court by providing information to facilitate non-monetary remedies. The DOJ’s motion to participate in settlement discussions was granted on June 19, 2018. On April 11, 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions that are scheduled to commence in March 2019. Dispositive motion practice and fact discovery have commenced in certain bellwether cases. Additionally, the Court has continued to oversee court-ordered settlement discussions with attorneys for the plaintiffs and certain states that it instituted at the beginning of the MDL proceedings.

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

In addition, on September 18, 2017, the Company received a request for documents and information on behalf of attorneys general from a coalition of states who are investigating a number of manufacturers and distributors (including ABDC) regarding the distribution of prescription opioid pain medications. The Company is engaged in discussions with the representatives of the attorneys general regarding this request and has been producing responsive documents. The Company has also received subpoenas, civil investigative demands, and other requests for information, requesting the production of documents regarding the distribution of prescription opioid pain medications from government agencies in other jurisdictions, including certain states. The Company is engaged in discussions with representatives from these government agencies regarding the requests, and has been producing, or intends to begin producing, responsive documents.

Additionally, in fiscal 2012, ABDC received a subpoena from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers' purchases of controlled substances, and DEA audits. In July 2017, the USAO-NJ and DEA served an administrative subpoena requesting documents relating to ABDC’s diversion control programs from 2013 to the present. The Company is responding to the 2017 subpoena and continues to engage in dialogue with the USAO-NJ. In the nine months ended June 30, 2018, the Company received administrative subpoenas from the USAO-EDNY, the U.S. Attorney’s Office for the District of Colorado, the U.S. Attorney’s Office for the Northern District of West Virginia, the U.S. Attorney’s Office for the Western District of Michigan, and the DEA office in Orlando, Florida. Those subpoenas are substantively similar to the subpoena received from the USAO-NJ in 2017.

Since fiscal 2013, the Company has received subpoenas from the U.S. Attorney's Office for the Northern District of Ohio and ABDC has received subpoenas from the U.S. Attorney's Office for the District of Kansas in connection with grand jury proceedings requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. As in the USAO-NJ matter described above, in addition to requesting general information on ABDC's diversion control program, the subpoenas have also requested documents concerning specific customers' purchases of controlled substances. The Company has responded to the subpoenas and requests for information.

In May 2018, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of Florida. The subpoena requests documents primarily relating to certain opioid products and communications with a pharmaceutical manufacturer. The Company is in the process of responding to the subpoena.

Other Contingencies

New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and requires manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee is based upon opioids sold or distributed to or within NYS. The OSA requires licensees to initially report transaction data for the 2017 calendar year by August 1, 2018, which NYS will use to calculate ratable shares of the assessment. Licensees will be notified of their ratable share of the assessment for calendar 2017 by October 15, 2018. The initial payment to NYS is due on January 1, 2019 for opioids sold or distributed during calendar year 2017, and future assessments, beginning with the 2018 calendar year, will be payable quarterly beginning on April 1, 2019. The OSA expires on June 30, 2024. While the Company has concluded that it is probable that a liability has been incurred, it is unable to reasonably estimate a point estimate or a range of amounts which it may owe under the OSA for the sale or distribution of opioids during the period from January 1, 2017 through June 30, 2018 because the information necessary to determine the Company’s share of the assessment is not yet available, and there is significant uncertainty on the application and interpretation of the OSA to the Company’s pharmaceutical distribution activities within the state of New York. As a result, no amount has been accrued as of June 30, 2018. The Company does not expect the OSA will have a material impact to its results of operations or cash flows; however, if other state or local jurisdictions enact similar legislation, such legislation in the aggregate may have a material adverse effect on the Company's results of operations, cash flows, or financial condition.

Note 11.  Litigation Settlements

Antitrust Settlements

Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been named a plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the three and nine months ended June 30, 2018, the Company recognized gains of $35.6 million and $35.9 million, respectively, related to these class action lawsuits. The Company recognized no gains during the three months ended June 30, 2017 and recognized gains of $1.4 million during the nine months ended June 30, 2017 related to these class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of June 30, 2018 and September 30, 2017 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $650.0 million of investments in money market accounts as of June 30, 2018 and had $800.0 million of investments in money market accounts as of September 30, 2017. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of June 30, 2018 were $4,198.1 million and $4,020.4 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2017 were $3,429.9 million and $3,522.5 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

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

The following illustrates reportable segment revenue information for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2017	2018	2017
Pharmaceutical Distribution Services	$41,581,866	$37,255,195	$119,972,917	$109,798,844
Other	1,597,223	1,467,536	4,736,552	4,267,876
Intersegment eliminations	(36,780)	(15,587)	(66,970)	(42,909)
Revenue	$43,142,309	$38,707,144	$124,642,499	$114,023,811

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income information for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2017	2018	2017
Pharmaceutical Distribution Services	$392,652	$379,976	$1,269,940	$1,243,914
Other	82,296	91,338	279,626	302,079
Intersegment eliminations	(525)	(198)	$(761)	$(212)
Total segment operating income	$474,423	$471,116	$1,548,805	$1,545,781

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2018	2017	2018	2017
Total segment operating income	$474,423	$471,116	$1,548,805	$1,545,781
Gain from antitrust litigation settlements	35,600	—	35,938	1,395
LIFO credit	16,142	24,723	16,142	82,919
PharMEDium remediation costs	(15,501)	—	(38,007)	—
Acquisition-related intangibles amortization	(45,916)	(40,946)	(130,267)	(117,234)
Employee severance, litigation, and other	(75,553)	(284,517)	(143,023)	(317,517)
Operating income	389,195	170,376	1,289,588	1,195,344
Other (income) loss	(3,158)	1,398	26,289	(3,958)
Interest expense, net	47,151	35,603	131,652	109,874
Loss on consolidation of equity investments	—	—	42,328	—
Loss on early retirement of debt	—	—	23,766	—
Income before income taxes	$345,202	$133,375	$1,065,553	$1,089,428

Segment operating income is evaluated by the chief operating decision maker ("CODM") of the Company before gain from antitrust litigation settlements; LIFO credit; PharMEDium remediation costs; acquisition-related intangibles amortization; employee severance, litigation, and other; other (income) loss; interest expense, net, loss on consolidation of equity investments, and loss on early retirement of debt. All corporate office expenses are allocated to each operating segment. Segment measures were adjusted in fiscal 2018 to exclude PharMEDium remediation costs as the CODM excludes all such costs in the measurement of segment performance.

After FDA inspections of PharMEDium's compounding facilities, the Company voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. The Company has been in active communication with the FDA, and, on July 19, 2018, PharMEDium informed the FDA of its intent to resume limited production at the Memphis facility and commence commercial distribution in August 2018. The Company expects production in Memphis to increase gradually over time and to be fully operational in fiscal 2019. The Company incurred remediation costs primarily in connection with the suspended production activities. These remediation costs are primarily classified in Cost of Goods sold in the Consolidated Statements of Operations in the three and nine months ended June 30, 2018. Future remediation costs will also include costs related to remediation activities responsive to FDA inspectional observations generally applicable to all of PharMEDium’s 503B outsourcing facilities, including product stability studies.

The Company recorded a $30.0 million impairment on a non-customer note receivable related to a start-up venture in Other (Income) Loss in the Company's Consolidated Statement of Operations in the nine months ended June 30, 2018.

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

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 11.5% and 9.3% from the prior year quarter and nine month period, respectively, primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Pharmaceutical Distribution Services' gross profit increased 13.8% and 9.6% from the prior year quarter and nine month period, respectively, primarily due to the increase in revenue, the January 2018 consolidation of Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil (see Note 2 of the Notes to Consolidated Financial Statements), and the January 2018 acquisition of H.D. Smith, offset in part by a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as production has been voluntarily suspended since December 2017 at our Memphis facility pending execution of certain remedial measures. We have been in active communication with the U.S. Food and Drug Administration ("FDA"), and, on July 19, 2018, PharMEDium informed the FDA of its intent to resume limited production at the Memphis facility and commence commercial distribution in August 2018. We expect production in Memphis to increase gradually over time and to be fully operational in fiscal 2019. Gross profit in Other increased 4.2% and 5.0% from the prior year quarter and nine month period, respectively, primarily due to World Courier and the January 2018 consolidation of the specialty joint venture in Brazil (see Note 2 of the Notes to Consolidated Financial Statements), offset in part by lower gross profit at ABCS, specifically the Lash consulting group. Total gross profit in the current year periods was favorably impacted by an increase in gains from antitrust litigation settlements, and negatively impacted by lower last-in, first-out ("LIFO") credits in comparison to the prior year periods;

•
Distribution, selling, and administrative expenses increased 19.2% and 15.0% from the prior year quarter and nine month period, respectively. Pharmaceutical Distribution Services segment increased by 23.7% and 17.0% from the prior year quarter and nine month period, respectively, primarily due to the January 2018 consolidation of Profarma, the January 2018 acquisition of H.D. Smith, and duplicate costs resulting from the implementation of new information technology systems. Distribution, selling, and administrative expenses in Other increased by 9.6% and 10.7% in the current year quarter and nine month period, respectively, primarily to support its revenue growth, the January 2018 consolidation of the specialty joint venture in Brazil, and due to duplicate costs resulting from the implementation of new information technology systems;

•
Total segment operating income in the quarter and nine months ended June 30, 2018 was relatively flat compared to the prior year periods. Operating income increased 128.4% and 7.9% in the current year quarter and nine month period, respectively, primarily due to the decrease in employee severance, litigation, and other costs as we incurred significant litigation settlement charges in prior year periods.

•
Our effective tax rates were 19.5% and 62.2% in the quarters ended June 30, 2018 and 2017, respectively. Our effective tax rates were (33.4)% and 34.9% in the nine month periods ended June 30, 2018 and 2017, respectively. The effective tax rate in the nine month period ended June 30, 2018 was primarily impacted by the effect of the Tax Cuts and Jobs Act (the "2017 Tax Act"). Our total income tax benefit in the nine month period ended June 30, 2018 of $356.3 million reflects $587.6 million of discrete tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019. The effective tax rates in the quarter and nine months ended June 30, 2017 were negatively impacted by non-deductible legal settlement charges. Our effective tax rates for all interim periods reported herein were favorably impacted by our international businesses in Switzerland and Ireland, which have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting; and

•
Net income and earnings per share were significantly higher in the current year quarter and nine month period primarily due to the 2017 Tax Act and non-deductible legal settlement charges that were incurred in the prior year periods.

Results of Operations

Revenue

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Pharmaceutical Distribution Services	$41,581,866	$37,255,195	11.6%	$119,972,917	$109,798,844	9.3%
Other	1,597,223	1,467,536	8.8%	4,736,552	4,267,876	11.0%
Intersegment eliminations	(36,780)	(15,587)		(66,970)	(42,909)
Revenue	$43,142,309	$38,707,144	11.5%	$124,642,499	$114,023,811	9.3%

We currently expect our revenue in fiscal 2018 to increase between 8% and 11%. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third party reimbursement rates to our customers, and changes in government rules and regulations.

Revenue increased by 11.5% and 9.3% from the prior year quarter and nine month period, respectively, primarily due to the revenue growth of our Pharmaceutical Distribution Services segment.

The Pharmaceutical Distribution Services segment grew its revenue by 11.6% and 9.3% from the prior year quarter and nine month period, respectively, primarily due to the growth of some of its largest customers, overall market growth, and especially strong oncology product sales. In addition, revenue increased in the current year fiscal periods due to the January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.

Revenue in Other increased 8.8% and 11.0% from the prior year quarter and nine month period, respectively. The increase from the prior year quarter was primarily due to the January 2018 consolidation of the specialty joint venture in Brazil, ABCS's growth in its Canadian operations, and Word Courier, offset in part by a decrease in revenue at ABCS's Lash consulting group. The increase from the prior year nine month period was primarily due to the January 2018 consolidation of the specialty joint venture in Brazil, increased revenue from MWI, ABCS's growth in its Canadian operations, and World Courier, offset in part by a decrease in revenue at ABCS's Lash consulting group.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the nine months ended June 30, 2018, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Pharmaceutical Distribution Services	$862,291	$758,056	13.8%	$2,606,008	$2,378,672	9.6%
Other	309,876	297,294	4.2%	956,898	911,208	5.0%
Intersegment eliminations	(525)	(198)		(761)	(212)
Gain from antitrust litigation settlements	35,600	—		35,938	1,395
LIFO credit	16,142	24,723		16,142	82,919
PharMEDium remediation costs	(12,043)	—		(34,549)	—
Gross profit	$1,211,341	$1,079,875	12.2%	$3,579,676	$3,373,982	6.1%

Gross profit increased 12.2%, or $131.5 million, from the prior year quarter and increased 6.1%, or $205.7 million, from the prior year nine month period. Gross profit in the current year periods was favorably impacted by an increase in gains from antitrust litigation settlements and negatively impacted by lower LIFO credits in comparison to the prior year periods. After recent FDA inspections of our compounding facilities, we voluntarily suspended production activities in December 2017 at our largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. The suspension of this production facility negatively impacted gross profit in the current fiscal year periods. We have been in active communication with the FDA, and, on July 19, 2018, PharMEDium informed the FDA of its intent to resume limited production at the Memphis facility and commence commercial distribution in August 2018. We expect production in Memphis to increase gradually over time and to be fully operational in fiscal 2019.

Our cost of goods sold for interim periods includes a LIFO provision that is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision.

Pharmaceutical Distribution Services' gross profit increased 13.8%, or $104.2 million, and 9.6%, or $227.3 million, from the prior year quarter and nine month period, respectively. Gross profit in the current year quarter and nine month period increased primarily due to the increase in revenue, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith, offset in part by a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin of 2.07% and 2.17% in the quarter and nine month period ended June 30, 2018, respectively, increased 4 basis points from the prior year quarter and was flat compared to the prior year nine month period. The increase in gross profit margin from the prior year quarter was primarily due to the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith, offset in part by a lower contribution from our pharmaceutical compounding operations and due to increased sales to our larger customers, which typically have lower gross profit margins.

Gross profit in Other increased 4.2%, or $12.6 million, and 5.0%, or $45.7 million, from the prior year quarter and nine month period, respectively. The increases were primarily due to World Courier and the January 2018 consolidation of the specialty joint venture in Brazil, offset in part by lower gross profit at ABCS, specifically the Lash consulting group. As a percentage of revenue, gross profit margin in Other of 19.40% in the quarter ended June 30, 2018 decreased from 20.26% in the prior year quarter. As a percentage of revenue, gross profit margin in Other of 20.20% in the nine month period ended June 30, 2018 decreased from 21.35% in the prior year period. The declines in gross profit margin in the quarter and nine month period ended June 30, 2018 compared to the prior year periods were primarily due to the decrease in gross profit margin at ABCS, specifically the Lash consulting group.

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Distribution, selling, and administrative	$626,548	$525,463	19.2%	$1,802,496	$1,567,853	15.0%
Depreciation and amortization	120,045	99,519	20.6%	344,569	293,268	17.5%
Employee severance, litigation, and other	75,553	284,517		143,023	317,517
Total operating expenses	$822,146	$909,499	(9.6)%	$2,290,088	$2,178,638	5.1%

Distribution, selling, and administrative expenses increased 19.2%, or $101.1 million, and 15.0%, or $234.6 million, from the prior year quarter and nine month period, respectively, as the Pharmaceutical Distribution Services' segment increased by 23.7% and 17.0% from the prior year quarter and nine month period, respectively, primarily due to the January 2018 consolidation of Profarma, the January 2018 acquisition of H.D. Smith, and duplicate costs resulting from the implementation of new information technology systems. Distribution, selling, and administrative expenses in Other increased by 9.6% and 10.7% in the current year quarter and nine month period, respectively, primarily to support its revenue growth, the January 2018 consolidation of the specialty joint venture in Brazil, and due to duplicate costs resulting from the implementation of new information technology systems. As a percentage of revenue, distribution, selling, and administrative expenses was 1.45% in the current year quarter and nine month period, and represents increases of 9 and 7 basis points compared to the prior year quarter and nine month period, respectively, and is due to the January 2018 consolidation of Profarma and the specialty joint venture in Brazil.

Depreciation expense increased 21.8% and 21.4% from the prior year quarter and nine month period, respectively, due to an increase in the amount of property and equipment placed in service relating to our distribution infrastructure and various technology assets. Amortization expense increased 18.9% and 11.9% from the prior year quarter and nine month period, respectively, primarily due to the amortization of intangible assets originating from our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.

Employee severance costs in the three and nine months ended June 30, 2018 were $4.8 million and $33.2 million, respectively, and primarily related to position eliminations resulting from our business transformation efforts and restructuring activities related to its consulting business. Litigation costs in the three and nine months ended June 30, 2018 were $39.0 million and $49.5 million, respectively, and primarily related to opioid lawsuits, investigations, and related initiatives. Litigation costs in the three and nine months ended June 30, 2017 were $273.4 million and $289.4 million, respectively, and related to litigation settlements. Other costs in the three months ended June 30, 2018 included $13.0 million related to our business transformation efforts, $9.7 million of other restructuring initiatives, and $9.0 million of acquisition-related deal and integration costs. Other costs in the nine months ended June 30, 2018 included $23.7 million related to our business transformation efforts, $22.0 million of acquisition-related deal and integration costs, and $14.7 million of other restructuring initiatives. Other costs in the three months ended June 30, 2017 included $6.3 million of acquisition-related deal and integration costs, $3.2 million of other restructuring initiatives, and $1.2 million related to our business transformation efforts. Other costs in the nine months ended June 30, 2017 included $15.0 million of acquisition-related deal and integration costs, $11.7 million of other restructuring initiatives, and $1.2 million related to our business transformation efforts.

Operating Income

	Three months ended June 30,			Nine months ended June 30,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Pharmaceutical Distribution Services	$392,652	$379,976	3.3%	$1,269,940	$1,243,914	2.1%
Other	82,296	91,338	(9.9)%	279,626	302,079	(7.4)%
Intersegment eliminations	(525)	(198)		(761)	(212)
Total segment operating income	474,423	471,116	0.7%	1,548,805	1,545,781	0.2%

Gain from antitrust litigation settlements	35,600	—		35,938	1,395
LIFO credit	16,142	24,723		16,142	82,919
PharMEDium remediation costs	(15,501)	—		(38,007)	—
Acquisition-related intangibles amortization	(45,916)	(40,946)		(130,267)	(117,234)
Employee severance, litigation, and other	(75,553)	(284,517)		(143,023)	(317,517)
Operating income	$389,195	$170,376		$1,289,588	$1,195,344

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit; PharMEDium remediation costs; acquisition-related intangibles amortization; and employee severance, litigation, and other.

Pharmaceutical Distribution Services' operating income increased 3.3%, or $12.7 million, and 2.1%, or $26.0 million, from the prior year quarter and nine month period, respectively, primarily due to the increase in gross profit, largely offset by an increase in operating expenses. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margin decreased 8 basis points and 7 basis points from the prior year quarter and nine month period, respectively, primarily due to a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility.

Operating income in Other decreased 9.9%, or $9.0 million, and 7.4%, or $22.5 million, from the prior year quarter and nine month period, respectively, primarily due to a decrease in operating income at ABCS, specifically the Lash consulting group, offset in part by the operating income increase at World Courier.

We recorded a $30.0 million impairment on a non-customer note receivable related to a start-up venture in Other (Income) Loss in the nine months ended June 30, 2018.

Interest expense, net and the respective weighted average interest rates in the quarters ended June 30, 2018 and 2017 were as follows:

	2018		2017
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$52,845	3.64%	$37,017	3.07%
Interest income	(5,694)	1.50%	(1,414)	0.60%
Interest expense, net	$47,151		$35,603

Interest expense, net and the respective weighted average interest rates in the nine month periods ended June 30, 2018 and 2017 were as follows:

	2018		2017
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$140,212	3.55%	$112,889	2.90%
Interest income	(8,560)	1.15%	(3,015)	0.48%
Interest expense, net	$131,652		$109,874

Interest expense, net increased 32.4%, or $11.5 million, from the prior year quarter and 19.8%, or $21.8 million, from the prior year nine month period. The increases were primarily due to the December 2017 issuance of senior notes to finance our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma's debt and related interest expense. Average borrowings increased by $680.9 million and $391.3 million in the current year quarter and nine month period, respectively, in comparison to the prior year periods.

In connection with our incremental Brazil investments, we adjusted the carrying values of our previously held equity interests in Profarma and the specialty joint venture to equal their fair values. The adjustments resulted in a loss of $42.3 million, which was comprised of foreign currency translation adjustments from Accumulated Other Comprehensive Loss of $45.9 million, a $12.4 million gain on the remeasurement of Profarma's previously held interest, and an $8.8 million loss on the remeasurement of the specialty joint venture's previously held equity interest (see Note 2 of the Notes to Consolidated Financial Statements).

For the nine month period ended June 30, 2018, we recorded a $23.8 million loss on the early retirement of our $400 million of 4.875% senior notes that were due in 2019 (see Note 6 of the Notes to Consolidated Financial Statements). The loss on the early retirement of the debt included a $22.3 million prepayment premium and $1.5 million of an unamortized debt discount and unamortized debt issuance costs.

Our effective tax rates were 19.5% and 62.2% in the quarters ended June 30, 2018 and 2017, respectively. Our effective tax rates were (33.4)% and 34.9% in the nine month periods ended June 30, 2018 and 2017, respectively. The effective tax rate in the nine month period ended June 30, 2018 was primarily impacted by the effect of the 2017 Tax Act. Our total income tax benefit in the nine month period ended June 30, 2018 of $356.3 million reflects $587.6 million of discrete tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019. The effective tax rates in the quarter and nine months ended June 30, 2017 were negatively impacted by non-deductible legal settlement charges. Our effective tax rates for all interim periods reported herein were favorably impacted by our international businesses in Switzerland and Ireland, which have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Net income and earnings per share were significantly higher in the current year quarter and nine month period primarily due to the 2017 Tax Act and non-deductible legal settlement charges that were incurred in the prior year periods.

Liquidity and Capital Resources

The following table illustrates our debt structure as of June 30, 2018, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$498,263	$—
$500,000, 3.40% senior notes due 2024	497,132	—
$500,000, 3.25% senior notes due 2025	495,463	—
$750,000, 3.45% senior notes due 2027	742,047	—
$500,000, 4.25% senior notes due 2045	494,244	—
$500,000, 4.30% senior notes due 2047	492,155	—
Capital lease obligations	1,434	—
Nonrecourse debt	69,856	—
Total fixed-rate debt	3,290,594	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2019	500,000	950,000
Term loans due 2020	473,464	—
Multi-currency revolving credit facility due 2021	—	1,400,000
Overdraft facility due 2021 (£30,000)	28,732	10,883
Nonrecourse debt	100,914	—
Total variable-rate debt	1,103,110	2,435,883
Total debt	$4,393,704	$2,435,883

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

As of June 30, 2018 and September 30, 2017, our cash and cash equivalents held by foreign subsidiaries were $1,073.8 million and $995.7 million, respectively, and are generally based in U.S. dollar denominated holdings. We expect that our cash and cash equivalents held by foreign subsidiaries may continue to grow. Amounts held outside of the United States are generally used to support non-U.S. liquidity needs, including future acquisitions of non-U.S. entities, although a portion of these amounts are from time to time subject to short-term intercompany loans to U.S. subsidiaries. We continue to evaluate our options on utilizing cash and cash equivalents that are held by our foreign subsidiaries in light of the 2017 Tax Act. In accordance with the 2017 Tax Act (see Note 4 of the Notes to Consolidated Financial Statements), historical foreign earnings and profits are now subject to a one-time transition tax, which we currently estimate to be $310.0 million.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the nine months ended June 30, 2018 and 2017 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the nine months ended June 30, 2018 and 2017 was $1,508.2 million and $626.1 million, respectively. We had $24,493.9 million and $6,780.0 million of cumulative intra-period borrowings that were repaid under our credit facilities during the nine months ended June 30, 2018 and 2017, respectively.

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

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which expires in November 2021, with a syndicate of lenders. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of June 30, 2018) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of June 30, 2018). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of June 30, 2018.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of June 30, 2018.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which expires in November 2019. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2018.

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

In February 2015, we entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through June 30, 2018, we elected to make principal payments, prior to the scheduled repayment dates, of $850 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of June 30, 2018) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2018.

In November 2015, we entered into a $1.0 billion variable-rate term loan (the "November 2015 Term Loan"), which matures in 2020. Through June 30, 2018, we made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675 million on the November 2015 Term Loan, and as a result, our next scheduled principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of June 30, 2018) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of June 30, 2018.

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

In November 2016, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion in shares of our common stock, subject to market conditions. During the nine months ended June 30, 2018, we purchased $325.4 million of our common stock under this program, which included $25.0 million of June 2018 purchases that cash settled in July 2018. As of June 30, 2018, we had $463.5 million of availability remaining under this program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1.1 billion of variable-rate debt outstanding as of June 30, 2018. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of June 30, 2018.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,388.9 million in cash and cash equivalents as of June 30, 2018. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is less than two percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of June 30, 2018, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$20.1 million outstanding note.

New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and requires manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee is based upon opioids sold or distributed to or within NYS. The OSA requires licensees to initially report transaction data for the 2017 calendar year by August 1, 2018, which NYS will use to calculate ratable shares of the assessment. Licensees will be notified of their ratable share of the assessment for calendar 2017 by October 15, 2018. The initial payment to NYS is due on January 1, 2019 for opioids sold or distributed during calendar year 2017, and future assessments, beginning with the 2018 calendar year, will be payable quarterly beginning on April 1, 2019. The OSA expires on June 30, 2024. While we have concluded that it is probable that a liability has been incurred, we are unable to reasonably estimate a point estimate or a range of amounts which we may owe under the OSA for the sale or distribution of opioids during the period from January 1, 2017 through June 30, 2018 because the information necessary to determine our share of the assessment is not yet available, and there is significant uncertainty on the application and interpretation of the OSA to our pharmaceutical distribution activities within the state of New York. As a result, no amount has been accrued as of June 30, 2018. We do not expect the OSA will have a material impact to our results of operations or cash flows; however, if other state or local jurisdictions enact similar legislation, such legislation in the aggregate may have a material adverse effect on our results of operations, cash flows, or financial condition.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments as of June 30, 2018:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$338,551	$92,291	$27,566	$83,307	$541,715
1-3 years	1,242,819	164,532	55,912	149,059	1,612,322
4-5 years	712,657	126,120	50,614	72,366	961,757
After 5 years	3,912,426	157,291	113,094	187,775	4,370,586
Total	$6,206,453	$540,234	$247,186	$492,507	$7,486,380

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

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We currently estimate that our liability related to the transition tax is approximately $310.0 million as of June 30, 2018, which is payable in installments over an eight-year period commencing in January 2019. The transition tax commitment is included in "Other Commitments" in the above table.

We outsource to IBM Global Services a significant portion of our data center operations. The remaining commitment under our arrangement, which expires in January 2021, is approximately $37.7 million as of June 30, 2018, $15.3 million of which represents our commitment over the next twelve months, and is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $254.5 million (including interest and penalties) as of June 30, 2018. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the nine months ended June 30, 2018 and 2017, our operating activities provided cash of $746.0 million and $123.7 million, respectively. Cash provided by operations during the nine months ended June 30, 2018 was principally the result of net income of $1,421.9 million, an increase in accounts payable of $463.9 million, and an increase in income taxes payable of $269.5 million, offset in part by an increase in accounts receivable of $1,107.6 million and negative non-cash items of $241.2 million. The increase in accounts payable was primarily driven by the timing of scheduled payments to suppliers. The increase in income taxes payable was primarily driven by a one-time transition tax on historical foreign earnings and profits through December 31, 2017 in connection with tax reform. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The non-cash items were comprised primarily of a $747.4 million deferred income tax benefit, $233.5 million of depreciation expense, and $149.1 million of amortization expense. The deferred income tax benefit was primarily the result of applying a lower U.S. federal income tax rate to net deferred tax liabilities as of December 31, 2017 in connection with tax reform.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Days sales outstanding	24.6	24.2	24.4	23.5
Days inventory on hand	28.7	30.4	30.5	30.3
Days payable outstanding	56.8	58.3	56.6	57.1

Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the nine months ended June 30, 2018 included $129.0 million of interest payments and $93.2 million of income tax payments, net of refunds. Operating cash flows during the nine months ended June 30, 2017 included $99.0 million of interest payments and $59.4 million of income tax payments, net of refunds.

During the nine months ended June 30, 2017, our operating activities provided cash of $123.7 million. Cash provided by operations during the nine months ended June 30, 2017 was principally the result of an increase in accounts payable of $877.0 million, net income of $709.1 million, non-cash items of $522.8 million, offset in part by an increase in accounts receivable of $1,419.1 million and an increase in merchandise inventories of $829.9 million. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of scheduled payments to our suppliers. The non-cash items were comprised primarily of $225.9 million of deferred income tax expense, $192.9 million of depreciation expense, and $127.4 million of amortization expense. The increase in accounts receivable was the result of our revenue growth and a gradual change in payment terms with our largest customer that occurred between May 2016 and February 2017 as part of a contract amendment that, among other things, extended the term of our relationship with the customer. We increased our merchandise inventories at June 30, 2017 to support the increase in business volume.

Capital expenditures for the nine months ended June 30, 2018 and 2017 were $248.4 million and $371.4 million, respectively. Significant capital expenditures in the nine months ended June 30, 2018 included technology initiatives, including costs related to enhancing and upgrading our enterprise resource planning ("ERP") systems and costs associated with expanding distribution capacity. We currently expect to invest approximately $325 million for capital expenditures during fiscal 2018. Significant capital expenditures in the nine months ended June 30, 2017 included costs associated with expanding distribution capacity and technology initiatives, including costs related to enhancing and upgrading our ERP systems.

In the nine months ended June 30, 2018, we acquired a northeast regional animal health distributor for $70.0 million to expand our animal health business, and we acquired H.D. Smith, the largest independent pharmaceutical wholesaler in the United States, for $815.0 million. In addition, we made incremental investments in Brazil totaling $78.1 million. The cash used on the above investments was offset by $179.6 million of cash consolidated in connection with the Brazil investments (see Note 2 of the Notes to Consolidated Financial Statements).

Net cash provided by financing activities in the nine months ended June 30, 2018 principally included the issuance of $750 million of 3.45% senior notes and $500 million of 4.30% senior notes, offset in part by the early retirement of the $400 million of 4.875% senior notes, $300.4 million in purchases of our common stock, and $251.0 million in cash dividends paid on our common stock. Net cash used in financing activities in the nine months ended June 30, 2017 principally included a $600 million repayment of our 1.15% senior notes, $240.2 million in cash dividends paid on our common stock, and $229.9 million in purchases of our common stock.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; increased public concern over the abuse of opioid medications; prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs, including the reserve recorded in connection with the proceedings with the United States Attorney’s Office for the Eastern District of New York; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; regulatory action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; suspension of production of CSPs; failure to realize the expected benefits from our reorganization and other business process initiatives; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of H. D. Smith and PharMEDium, or the inability to capture all of the anticipated synergies related thereto; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; declining economic conditions in the United States and abroad; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including with respect to foreign operations), resulting in a charge to earnings; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2018, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the third quarter ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30	—	$—	—	$728,709,857
May 1 to May 31	2,335,748	$85.28	2,335,748	$529,512,016
June 1 to June 30	773,375	$85.36	773,058	$463,524,420
Total	3,109,123		3,108,806

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

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

August 2, 2018	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

August 2, 2018	/s/ Tim G. Guttman
Tim G. Guttman
Executive Vice President & Chief Financial Officer