Form 10-K
period 2018-09-30
AMERISOURCEBERGEN CORP
filed 2018-11-20
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2018 based upon the closing price of such stock on the New York Stock Exchange on March 31, 2018 was $11,568,943,708.
The number of shares of common stock of AmerisourceBergen Corporation outstanding as of October 31, 2018 was 211,933,493.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference in the Part of this report indicated below:
Part III — Registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART I

ITEM 1.    BUSINESS
As used herein, the terms "Company," "AmerisourceBergen," "we," "us," or "our" refer to AmerisourceBergen Corporation, a Delaware corporation.
AmerisourceBergen is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. More specifically, we distribute a comprehensive offering of brand-name, specialty brand-name, and generic pharmaceuticals, over-the-counter healthcare products, home healthcare supplies and equipment, outsourced compounded sterile preparations, and related services to a wide variety of healthcare providers located in the United States and select global markets, including acute care hospitals and health systems, independent and chain retail pharmacies, mail order pharmacies, medical clinics, long-term care and alternate site pharmacies, physician practices, medical and dialysis clinics, veterinarians, and other customers. Additionally, we furnish healthcare providers and pharmaceutical manufacturers with an assortment of related services, including data analytics, outcomes research, reimbursement and pharmaceutical consulting services, niche premium logistics services, inventory management, pharmacy automation, pharmacy management, and packaging solutions.
Industry Overview
Pharmaceutical sales in the United States, as recently estimated by IQVIA, an independent third-party provider of information to the pharmaceutical and healthcare industry, are expected to grow at a compound annual growth rate of approximately 5.5% from 2017 through 2022, and the growth rate is dependent, in part, on pharmaceutical manufacturer price increases.
In addition to general economic conditions, factors that impact the growth of the pharmaceutical industry in the United States and other industry trends include:
Aging Population. The number of individuals age 65 and over in the United States is expected to exceed 59 million by 2022 and is the most rapidly growing segment of the population. This age group suffers from more chronic illnesses and disabilities than the rest of the population and accounts for a substantial portion of total healthcare expenditures in the United States.
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
The Company
We serve our customers (healthcare providers and pharmaceutical and biotech manufacturers) through a geographically diverse network of distribution service centers and other operations in the United States and select global markets. In our pharmaceutical distribution business, we are typically the primary supplier of pharmaceutical and related products to our healthcare provider customers. We offer a broad range of services to our customers designed to enhance the efficiency and effectiveness of their operations, which allow them to improve the delivery of healthcare to patients and to lower overall costs in the pharmaceutical supply channel.
Strategy
Our business strategy is focused on the global pharmaceutical supply channel where we provide value-added distribution and global commercialization services to healthcare providers (primarily pharmacies, health systems, medical and dialysis clinics, physicians, and veterinarians) and pharmaceutical manufacturers that increase channel efficiencies and improve patient outcomes. Implementing this disciplined, focused strategy in a seamless and unified way has allowed us to significantly expand our business, and we believe we are well-positioned to grow revenue and increase operating income through the execution of the following key elements of our business strategy:

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

We are a leader in distribution and services to community oncologists and have leading positions in other physician-administered products. We distribute plasma and other blood products, injectable pharmaceuticals, vaccines, and other specialty products. We are well positioned to service and support many of the new biotechnology therapies that are expected to be coming to market in the near future.
With the continued growth of generic pharmaceuticals in the U.S. market, we have introduced strategies to enhance our position in the generic marketplace, including our generic product private label program based in Ireland. We source generics globally, offer a value-added generic formulary program to our healthcare provider customers, and monitor our customers' compliance with our generics program. We also provide data and other valuable services to our manufacturer customers, which includes our international presence in Switzerland where we lead our global manufacturer relations and commercialization strategy.
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
We believe we have one of the lowest cost operating structures among all pharmaceutical distributors. Our robust distribution facility network includes a national distribution center in Columbus, OH, which offers pharmaceutical manufacturers a single shipping destination. We continue to seek opportunities to achieve increased productivity and operating income gains as we invest in and continue to implement warehouse automation technology, adopt "best practices" in warehousing activities, and increase operating leverage by increasing volume per full-service distribution facility. We continue to seek opportunities to expand our offerings in our Pharmaceutical Distribution and Strategic Global Sourcing businesses.

•
Optimize and Grow Our Global Commercialization Services and Animal Health Businesses.  Our consulting service businesses help global pharmaceutical and biotechnology manufacturers commercialize their products. We believe we are the largest provider of reimbursement services that assist pharmaceutical companies in supporting access to branded drugs. We also provide outcomes research, contract field staffing, patient assistance and copay assistance programs, adherence programs, risk mitigation services, and other market access programs to pharmaceutical companies. World Courier is a leading global specialty transportation and logistics provider for the biopharmaceutical industry. World Courier further strengthens our service offerings to global pharmaceutical manufacturers and provides an established platform for the introduction of our specialty services outside North America. MWI Animal Health (“MWI”) sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. MWI also offers its customers a variety of value-added services, including its e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, and educational seminars, which we believe closely integrate MWI with its customers' day-to-day operations and provide them with meaningful incentives to continue doing business with MWI. We continue to seek opportunities to expand our offerings in our Global Commercialization Services and Animal Health businesses.

•
Acquisitions. In order to grow our core strategic offerings and to enter related markets, we have acquired and invested in businesses and will continue to consider additional acquisitions and investments.

In fiscal 2018, we acquired Northeast Veterinary Supply Company ("NEVSCO"). NEVSCO was an independent, regional distributor of veterinary pharmaceuticals and medical supplies serving primarily the northeast region of the United States and is expected to strengthen MWI's support of independent veterinary practices and provide even greater value and care to current and future animal health customers.

In fiscal 2018, we acquired H.D. Smith Holding Company ("H.D. Smith"). H.D. Smith was the largest independent pharmaceutical wholesaler in the United States and provides full-line distribution of brand, generic, and specialty drugs, as well as high-value services and solutions for manufacturers and healthcare providers. H.D. Smith’s customers include retail pharmacies, specialty pharmacies, long-term care facilities, institutional/hospital systems, and independent physicians and clinics.

In fiscal 2018, we made additional investments in Profarma Distribuidora de Produtos Farmaceuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil, and a joint venture with Profarma to provide specialty distribution and services in the Brazilian marketplace.

•	Divestitures. In order to allow us to concentrate on our strategic focus areas, we have divested certain non-core businesses and may, from time to time, consider additional divestitures.
Operations
Operating Structure. We are organized based upon the products and services we provide to our customers. Our operations as of September 30, 2018 are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure, and, therefore, have been included in Other for the purpose of reportable segment presentation.
Pharmaceutical Distribution Services Segment
Servicing healthcare providers in the pharmaceutical supply channel, the Pharmaceutical Distribution Services segment's operations provide drug distribution, strategic global sourcing, and related services designed to reduce healthcare costs and improve patient outcomes.
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
Customers. We have a diverse customer base that includes institutional and retail healthcare providers as well as pharmaceutical manufacturers. Institutional healthcare providers include acute care hospitals, health systems, mail order pharmacies, long-term care and other alternate care pharmacies, and providers of pharmacy services to such facilities, physicians, and physician group practices. Retail healthcare providers include national and regional retail drugstore chains, independent community pharmacies, pharmacy departments of supermarkets and mass merchandisers, and veterinarians. We are typically the primary source of supply for our healthcare provider customers. Our manufacturer customers include branded, generic, and biotechnology manufacturers of prescription pharmaceuticals, as well as over-the-counter product and health and beauty aid manufacturers. In addition, we offer a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of our customers, thereby allowing them to improve the delivery of healthcare to patients and consumers.
Our two largest customers, Walgreens Boots Alliance, Inc. ("WBA") and Express Scripts, Inc. ("Express Scripts"), accounted for approximately 33% and approximately 13%, respectively, of revenue in the fiscal year ended September 30, 2018. Our top 10 customers, including governmental agencies and group purchasing organizations ("GPO"), represented approximately 68% of revenue in the fiscal year ended September 30, 2018. The loss of any major customer or GPO relationship could adversely affect future revenue and results of operations. If those contracts are not renewed or are renewed at less favorable terms, they may negatively impact our revenue, results of operations, and cash flows.
Suppliers. We obtain pharmaceutical and other products from manufacturers, none of which accounted for 10% or more of our purchases in the fiscal year ended September 30, 2018. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable since we are committed to be the primary source of pharmaceutical products for a majority of our customers. We believe that our relationships with our suppliers are strong. The 10 largest suppliers in fiscal year ended September 30, 2018 accounted for approximately 46% of our purchases.
Information Systems. The Pharmaceutical Distribution Services operating segment operates its full-service wholesale pharmaceutical distribution facilities in the United States on two primary enterprise resource planning ("ERP") systems. Pharmaceutical Distribution Services’ ERP systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing, and inventory tracking. All of our other operating segments operate the majority of their businesses on their own common ERP systems resulting in the ability to rapidly deploy new capabilities. We are currently making significant investments to enhance and upgrade the ERP systems utilized by our other operating segments.

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
Pharmaceutical Distribution Services has made significant investments in its electronic ordering systems. Pharmaceutical Distribution Services’ systems are intended to strengthen customer relationships by helping customers to reduce operating costs and by providing a platform for a number of the basic and value-added services offered to our customers, including product demand data, inventory replenishment, single-source billing, third-party claims processing, real-time price and incentive updates, and price labels.
Pharmaceutical Distribution Services processes a substantial portion of its purchase orders, invoices, and payments electronically, and it continues to make substantial investments to expand its electronic interface with its suppliers. Pharmaceutical Distribution Services has warehouse operating systems, which are used to manage the majority of Pharmaceutical Distribution Services’ transactional volume. The warehouse operating systems have improved Pharmaceutical Distribution Services’ productivity and operating leverage.
A significant portion of our data center operations is outsourced to third-party service providers.
Competition
We face a highly competitive global environment in the distribution of pharmaceuticals and related healthcare services. Our largest competitors are McKesson Corporation ("McKesson"), Cardinal Health, Inc. ("Cardinal"), FFF Enterprises, Henry Schein, Inc., and UPS Logistics, among others. Pharmaceutical Distribution Services competes with both McKesson and Cardinal, as well as national generic distributors and regional distributors within pharmaceutical distribution. In addition, we compete with manufacturers who sell directly to customers, chain drugstores who manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. Our ABCS, World Courier, and MWI businesses also face competition from a variety of businesses. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.
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
Employees
As of September 30, 2018, we had approximately 21,000 employees, of which approximately 20,000 were full-time employees. Approximately 2% of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good. If any of our employees in locations that are unionized should engage in strikes or other such bargaining tactics in connection with the negotiation of new collective bargaining agreements upon the expiration of any existing collective bargaining agreements, such tactics could be disruptive to our operations and adversely affect our results of operations. However, we believe we have adequate contingency plans in place to assure delivery of pharmaceuticals to our customers in the event of any such disruptions.

Government Regulation
We are subject to extensive oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations, and policies.
The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Justice ("DOJ"), and various other federal and state authorities regulate the compounding, purchase, storage, and/or distribution of pharmaceutical products, including controlled substances. Wholesale distributors of controlled substances and entities that compound pharmaceuticals that contain controlled substances must hold valid DEA licenses, meet various security and operating standards, and comply with regulations governing the sale, marketing, compounding, packaging, holding, and distribution of controlled substances. Our Section 503B outsourcing facilities must comply with current Good Manufacturing Practices ("GMPs") and are inspected by the FDA periodically to determine that we are complying with such GMPs. DEA, FDA, DOJ, and state authorities have broad enforcement powers, including the ability to suspend our distribution centers or Section 503B outsourcing facilities from distributing pharmaceutical products (including controlled substances), seize or recall products, and impose significant criminal, civil, and administrative sanctions. We continue to be in active communication with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ regarding the ongoing compliance efforts of our subsidiary PharMEDium, including efforts to resume commercial distribution at the Memphis, Tennessee 503B outsourcing facility where we voluntarily suspended production activities in December 2017. Representatives of the Company and PharMEDium have had an initial meeting with DOJ and FDA to discuss potential resolution of ongoing matters and whether a consent decree is necessary (see Item 1A. Risk Factors on page 8). Further discussions are anticipated, including with regard to the possible entry of a consent decree.
We and our customers are subject to fraud and abuse laws, including the federal anti-kickback statute and False Claims Act. The anti-kickback statute prohibits persons from soliciting, offering, receiving, or paying any remuneration in order to induce the purchasing, leasing, or ordering, induce a referral to purchase, lease, or order, or arrange for or recommend purchasing, leasing, or ordering items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The False Claims Act prohibits knowingly submitting, or causing the submission, of false or fraudulent claims for payment to the government, and authorizes treble damages and substantial civil penalties in the case of violations. The fraud and abuse laws and regulations are broad in scope and are subject to frequent and varied interpretation.
In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated, or mislabeled pharmaceuticals into the distribution system. At the federal level, the supply chain security legislation known as the Drug Quality and Security Act (“DQSA”) became law in 2013. The DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DQSA also establishes new requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. We expect that the FDA, and eventually comparable state agencies, will promulgate implementing regulations governing wholesale distributor and third-party logistics providers. In addition, the DQSA created 503B outsourcing facilities as a new category for providers of compounded sterile preparations ("CSPs"), allowing such facilities to voluntarily register with the FDA. Our CSP business locations have registered with the FDA as Section 503B outsourcing facilities and have implemented policies and procedures to achieve compliance with current federal and state requirements for such facilities. There can be no assurance that we are fully compliant with the new DQSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our operations into compliance. These and other requirements will continue to increase the cost of our operations.
Federal insurance and health care reform legislation known as the Affordable Care Act (the "ACA") became law in 2010. The ACA is intended to expand health insurance, including coverage for at least a portion of drug costs, through a combination of insurance market reforms, an expansion of Medicaid, subsidies, and health insurance mandates. The ACA contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. Among other things, the ACA changed the formula for Medicaid federal upper payment limits for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis to no less than 175% of the weighted average manufacturer price. Further, implementing regulations require state Medicaid programs to apply payment mechanisms for branded prescription drugs which are consistent with pharmacies' "actual acquisition costs" for drugs. These provisions could reduce prescription drug reimbursement levels under state Medicaid programs.
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
See "Risk Factors" beginning on page 8 for a discussion of additional legal and regulatory developments, as well as enforcement actions or other litigation that may arise out of our failure to adequately comply with applicable laws and regulations that may negatively affect our results of operations and financial condition.
Health Information and Privacy Practices
The Health Information Portability and Accountability Act of 1996 ("HIPAA") and its implementing regulations set forth privacy and security standards designed to protect the privacy of and provide for the security of protected health information, as defined under the HIPAA regulations. Some of our businesses collect, maintain, and/or access protected health information and are subject to the HIPAA regulations. Our operations, depending on their location, may also be subject to state or foreign regulations affecting personal data protection and the manner in which information services or products are provided. Significant criminal and civil penalties may be imposed for violation of HIPAA standards and other such laws. We have a HIPAA compliance program to facilitate our ongoing efforts to comply with the HIPAA regulations.
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
Some of our businesses collect, maintain, and/or access other personal information (including sensitive personal information) that is subject to federal and state laws protecting such information, in addition to the requirements of HIPAA, the HITECH Act, and the implementing regulations. Personally identifiable information is also highly regulated in many other countries in which we operate. As such regulations continue to evolve, we need to comply with applicable privacy and security requirements of these countries, including but not limited to those in the European Union. Most notably certain aspects of our business are subject to the European Union's General Data Protection Regulation ("GDPR") which became effective on May 25, 2018. We have a GDPR compliance program to facilitate our ongoing efforts to comply with GDPR regulations. There can be no assurances that compliance with these requirements will not impose new costs on our business.
Available Information
For more information about us, visit our website at www.amerisourcebergen.com. The contents of the website are not part of this Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q, and 8-K, and any amendments to these reports) are available free of charge through our website at investor.amerisourcebergen.com immediately after we electronically file with or furnish them to the Securities and Exchange Commission and may also be viewed using their website at www.sec.gov.

ITEM 1A.    RISK FACTORS
The following discussion describes certain risk factors that we believe could affect our business and prospects. These risk factors are in addition to those set forth elsewhere in this report.
Our results of operations could be adversely impacted by manufacturer pricing changes and fewer generic pharmaceutical launches.
In fiscal 2018, we continued to experience an unfavorable brand and generic pharmaceutical pricing environment, which negatively impacted our Pharmaceutical Distribution Services reportable segment profit and our consolidated operating earnings. We expect this to continue in fiscal 2019, which could have a material and adverse effect on our results of operations.

Our contractual arrangements with pharmaceutical manufacturers for the purchase of brand pharmaceutical products generally use wholesale acquisition cost ("WAC") as the reference price. Similarly, we sell brand pharmaceutical products to many of our customers using WAC as the reference price. In May 2018, the Trump Administration announced a wide-ranging "Blueprint" to address concerns over drug pricing which listed, among other things, potential mechanisms to encourage manufacturers to limit increases in or to reduce the WAC of individual products. Although the Blueprint did not create legal or regulatory mandates, and no specific mandates have been passed or proposed thus far, some manufacturers announced price freezes or delays in WAC increases in the ensuing months. If the government enacts proposals to directly or indirectly regulate WAC list prices, or if manufacturers change their pricing policies or practices with regard to WAC, and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our results of operations could be adversely affected.

The pharmaceutical products that we purchase are also subject to price inflation and deflation. Additionally, certain distribution service agreements that we have entered into with brand and generic pharmaceutical manufacturers have a price appreciation component to them. As a result, our gross profit from brand-name and generic pharmaceuticals continues to be subject to fluctuation based upon the timing and extent of manufacturer price increases, which we do not control. If the frequency or rate of brand and generic pharmaceutical price increases slows, whether due to regulatory mandates, the implementation of any of the policy proposals noted in the Blueprint, or voluntary manufacturer actions, our results of operations could be adversely affected. In addition, generic pharmaceuticals are also subject to price deflation. If the frequency or rate of generic pharmaceutical price deflation accelerates, the negative impact on our results of operations will be greater. A decline in the number of generic pharmaceutical launches, or launches that are less profitable than those in the past, could also adversely impact our results of operations.

Competition and industry consolidation may erode our profit.
As described in greater detail in the "Competition" section beginning on page 5, the industries in which we operate are highly competitive. In addition, in recent years the healthcare industry has been subject to increasing consolidation, including among pharmaceutical manufacturers, retail pharmacies, and health insurers, which may create further competitive pressures on our pharmaceutical distribution business. If we do not compete successfully, it could have a material and adverse effect on our business and results of operations. The impact on us will be greater if consolidation among our customers, suppliers, and competitors gives the resulting enterprises greater bargaining power, which could lead to greater pressure on us to reduce prices for our products and services.
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
At the federal level, the DQSA establishes federal traceability standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and will eventually require all supply-chain stakeholders to participate in an electronic, interoperable prescription drug traceability system. The DQSA also established requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. In addition, the DQSA established 503B outsourcing facilities as a category for providers of CSPs, allowing such facilities to voluntarily register with the FDA. Our CSP business locations have registered with the FDA as 503B outsourcing facilities and have implemented policies and procedures to achieve compliance with current federal and state requirements for such facilities.
There can be no assurance that we are fully compliant with the new DQSA requirements, or with additional related state regulatory and licensing requirements, and any failure to comply may result in suspension or delay of certain operations and additional costs to bring our facilities into compliance. Moreover, we expect that the FDA will continue to issue draft and final guidance and to promulgate regulations in its efforts to implement the requirements in the DQSA, including those relating to current good manufacturing practices ("GMPs") and other matters related to 503B outsourcing facilities, which may require changes to our business, some of which may be significant. Complying with these and other chain of custody and pharmaceutical distribution and compounding requirements could result in suspension or delays in our production and distribution activities which may increase our costs and could otherwise adversely affect our results of operations.
Legal, regulatory and legislative changes with respect to reimbursement, pricing, and contracting may adversely affect our business and results of operations, including through declining reimbursement rates.
Both our business and our customers' businesses may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, changing the methodology by which reimbursement levels are determined, or regulating pricing, contracting, and discounting practices with respect to medical products and services. Additionally, on occasion, price increases and pricing practices with respect to certain brand and generic pharmaceuticals have been the subject of U.S. Congressional inquiries. Any law or regulation impacting pharmaceutical pricing, including as a result of pricing controls or legislative efforts at the federal or state level, could adversely affect our operations.
Federal insurance and healthcare reform legislation known as the Affordable Care Act ("ACA") became law in March 2010, and included numerous reforms affecting reimbursement, pricing, and contracting for prescription drugs. Given the scope of the changes made by the ACA and continuing implementation controversies, we cannot predict the impact of every aspect of the law on our operations. Likewise, we cannot predict the impact of any efforts to change or repeal any provisions of the ACA.
The ACA changed the formula for Medicaid federal upper payment limits ("FULs") for multiple source drugs available for purchase by retail community pharmacies on a nationwide basis. The Centers for Medicare & Medicaid Services ("CMS") calculate FULs for multiple source drugs as 175% of the weighted average of average manufacturer price ("AMP"), with certain exceptions. In addition, CMS regulations require state Medicaid programs to implement payment methods for brand (non-multiple source) products designed to be consistent with the actual acquisition cost of such drugs, effective April 1, 2017. Medicaid reimbursement for drugs calculated under the final rule may reflect significant reductions from prior reimbursement levels, although the impact of the changes varies by state Medicaid program. Any reduction in the Medicaid reimbursement rates to our customers may indirectly impact the prices that we can charge our customers for multisource pharmaceuticals and cause corresponding declines in our profitability.
The ACA also amended the Medicaid rebate statute to increase minimum Medicaid rebate percentages and made other changes expected to result in increased Medicaid rebate payments by pharmaceutical manufacturers, which could indirectly impact our business. In addition, the Bipartisan Budget Act of 2015 extended to generic drugs inflation-based Medicaid drug rebates similar to those that are paid by manufacturers on brand drugs. The Bipartisan Budget Act of 2018 subsequently increased the rebate due with respect to line extensions of single source or innovator multiple source oral solid dosage form drugs. The federal government and state governments could take other actions in the future that impact Medicaid reimbursement and rebate amounts or the cost of drugs.
There can be no assurance that recent or future changes in Medicaid prescription drug reimbursement policies will not have an adverse impact on our business. Unless we are able to develop plans to mitigate the potential impact of these legislative and regulatory changes, these changes in reimbursement and related reporting requirements could adversely affect our results of operations.
The Medicare Prescription Drug Improvement and Modernization Act of 2003 significantly expanded Medicare coverage for outpatient prescription drugs through the Medicare Part D program. The Part D program has increased the use of pharmaceuticals in the supply channel, which has had a positive impact on our revenues and profitability. There have been additional legislative and regulatory changes to the Part D program since its enactment. On August 29, 2018, CMS issued guidance which, beginning in 2020, would provide flexibility for Part D plans to implement "indication based" formularies that may restrict coverage of certain drugs for certain indications. There can be no assurances that recent and future changes to the Part D program will not have an adverse impact on our business.

Our businesses also sell specialty and other drugs to physicians, hospitals, community oncology practices and other providers that are reimbursed under Part B of the Medicare program. Declining reimbursement rates for Medicare Part B drugs and other economic factors have caused a number of physician practices, including some of our customers, to move from private practice to hospital settings, where they may purchase their specialty drugs under hospital prime vendor arrangements rather than from specialty distributors. Although this trend has slowed down in the past several years, it could increase in the future due to various factors, including legislative and regulatory requirements that affect how CMS reimburses for Medicare Part B drugs, as well as the ability of certain hospitals to purchase drugs at significant, statutorily-mandated discounts pursuant to the federal 340B drug discount program for groups of patients. In addition, federal changes in drug reimbursement policy could reduce the rate of reimbursement for drugs covered under Medicare Part B or physician services under Medicare, which could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us, and thereby result in corresponding declines in our profitability. For example, on September 20, 2017, CMS issued a request for information seeking recommendations for payment models, which could include prescription drug models under Medicare Parts B and D and state Medicaid programs. Additionally, CMS published a final rule on November 13, 2017 that reduces Medicare outpatient hospital reimbursement for separately payable drugs (other than vaccines) purchased through the 340B drug pricing program from average sales price ("ASP") plus 6% to ASP minus 22.5% (with certain exceptions), effective January 1, 2018. On July 27, 2018, CMS published a proposed rule that would reduce from 6% to 3% the “add-on” payment for new, separately-payable Part B drugs and biologicals that are paid based on WAC when ASP data during first quarter of sales is unavailable. CMS also included in its proposed 2019 hospital outpatient prospective system proposed rule, published July 31, 2018, a request for comments on a potential innovation model that would allow healthcare providers to acquire Part B drugs through value-based agreements with manufacturers administered by private-sector vendors. Finally, on August 7, 2018, CMS advised Medicare Advantage plans that they may implement prior authorization “step therapy” or similar utilization controls with respect to Part B drugs.
The federal government may adopt measures in the future that would further reduce Medicare and/or Medicaid spending or impose additional requirements on healthcare entities. For instance, under the "sequestration" provision of the Budget Control Act of 2011 (as amended), a 2% cut is being made to Medicare provider and plan payments, generally effective for services provided on or after April 1, 2013. Any future reductions in Medicare reimbursement rates could negatively impact our customers' businesses and their ability to continue to purchase such drugs from us. At this time, we can provide no assurances that future Medicare and/or Medicaid payment or policy changes, if adopted, would not have an adverse effect on our business.
Finally, federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increase and to report information relating to those price increases. On May 11, 2018 the Department of Health and Human Services requested comments on a "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," which outlines a wide range of proposals and policy considerations intended to improve competition; lower patient out-of-pocket costs; enhance negotiation; and provide incentives for lower manufacturer list prices. Some of the proposals would require Congressional approval, and others could be adopted administratively. There can be no assurances that future changes to Medicare and/or Medicaid prescription drug reimbursement policies, drug pricing and contracting practices, or government drug price regulation programs such as the Medicaid rebate or 340B program will not have an adverse impact on our business.
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

Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of opioid medications in the United States. Federal, state and local governmental and regulatory agencies are conducting investigations of us and others in the supply chain, including pharmaceutical manufacturers and other pharmaceutical wholesale distributors, regarding the distribution of opioid medications. In addition, a significant number of lawsuits have been filed against us, other pharmaceutical wholesale distributors, and others in the supply chain. The lawsuits against us and other pharmaceutical wholesale distributors allege, among other claims, that we failed to provide effective controls and procedures to guard against the diversion of controlled substances, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of controlled substances in accordance with regulations. Additional governmental and regulatory entities have indicated an intent to sue and may conduct investigations of us in the future. We are deeply committed to diversion control efforts, have sophisticated systems in place to identify orders placed warranting further review to determine if they are suspicious (including through the use of data analytics), and engage in significant due diligence and ongoing monitoring of customers. While we are vigorously defending ourselves in these lawsuits, the allegations may negatively affect our business in various ways, including through increased costs and harm to our reputation. Since these matters are at an early stage, we are unable to predict the outcome. The adverse resolution of any of these lawsuits or investigations could have an adverse effect on our business, results of operations, and cash flows.

Legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not be able to predict. For example, in April 2018, the State of New York enacted the Opioid Stewardship Act (“OSA”), which went into effect on July 1, 2018 and established an aggregate $100 million annual assessment on all entities that sell or distribute opioid medications in New York. In addition, other states are considering legislation that could require entities to pay an assessment or tax on the sale or distribution of opioid medications in those states and may vary in the assessment or tax amounts and the means of calculation from the OSA. If other state or local jurisdictions enact legislation similar to the OSA and we are not able to mitigate the impact on our business through operational changes or commercial arrangements, such legislation in the aggregate may have a material adverse effect on the Company's results of operations, cash flows, or financial condition.

Our business, results of operations, and cash flows could be adversely affected by legal proceedings.
We conduct our operations through a variety of businesses, including the distribution of pharmaceuticals, the dispensing of healthcare products and the provision of services to the pharmaceutical industry. Each of our businesses may cause us to become involved in legal disputes or proceedings involving healthcare fraud and abuse, the False Claims Act, antitrust, class action, commercial, employment, environmental, intellectual property, licensing, and various other claims, including claims related to opioid medications as discussed in the above risk factor. Litigation is costly, time-consuming and disruptive to ordinary business operations. The defense and resolutions of these current and future proceedings could have a material adverse effect on our results of operations and financial condition. Violations of various federal and state laws, including with respect to the marketing, sale, purchase, and dispensing of pharmaceutical products and the provision of services to the pharmaceutical industry, can result in criminal, civil, and administrative liability for which there can be significant financial damages, criminal and civil penalties, and possible exclusion from participation in federal and state health programs. Any settlement, judgment or fine could adversely affect our results of operations.
Statutory and/or regulatory violations could also form the basis for qui tam complaints. The qui tam provisions of the federal and various state civil False Claims Acts authorize a private person, known as a relator, to file civil actions under these statutes on behalf of the federal and state governments. Under False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on government authorities to investigate the allegations and determine whether or not to intervene in the action. Such cases may involve allegations around the marketing, sale, purchase, and/or dispensing of brand and/or generic pharmaceutical products or the provision of services to the pharmaceutical industry. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. Our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and damages arising from resultant false claims, if the litigation proceeds whether or not government authorities decide to intervene in any such matters, and/or if we are found liable for all or any portion of violations alleged in any such matters.
In fiscal 2018, we resolved potential civil claims and administrative action by entering into, among other things, a Corporate Integrity Agreement (see Note 13 of the Notes to Consolidated Financial Statements). The Corporate Integrity Agreement has a five-year term. Failure to comply with obligations under the Corporate Integrity Agreement could lead to monetary or other penalties.

Our revenue, results of operations, and cash flows may suffer upon the loss, or renewal at less favorable terms, of a significant customer or group purchasing organization.
WBA accounted for approximately 33% of our revenue in the fiscal year ended September 30, 2018. Express Scripts accounted for approximately 13% of our revenue in the fiscal year ended September 30, 2018. Our top ten customers, including governmental agencies and GPOs, represented approximately 68% of revenue in the fiscal year ended September 30, 2018. We may lose a significant customer or GPO relationship if any existing contract with such customer or GPO expires without being extended, renewed, renegotiated or replaced or is terminated by the customer or GPO prior to expiration, to the extent such early termination is permitted by the contract. A number of our contracts with significant customers or GPOs are typically subject to expiration each year and we may lose any of these customers or GPO relationships if we are unable to extend, renew, renegotiate or replace the contracts. The loss of any significant customer or GPO relationship could adversely affect our revenue, results of operations, and cash flows. Additionally, from time to time, significant contracts may be renewed prior to their expiration date. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
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
In addition, WBA has the right, but not the obligation, under the transactions contemplated by the Framework and Shareholder Agreements dated March 18, 2013 to make certain additional investments in our common stock. WBA also has the right to sell any of the shares of our common stock that it has acquired so long as WBA has held the shares beyond the requisite dates specified in the Shareholder Agreement. Any sales in the public market of common stock currently held by WBA or acquired by WBA pursuant to open market purchases could adversely affect prevailing market prices of our common stock. We could also encounter unforeseen costs, circumstances, or issues with respect to the transactions and collaboration we anticipate pursuing with WBA. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased benefits and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected future benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition, and results of operations.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was enacted and contains significant changes to U.S. income tax law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the 2017 Tax Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, material adjustments to our tax estimates may impact our provision for income taxes and our earnings per share, as well as our cash flows, in the period in which any such adjustments would be made.
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
The DEA, FDA, DOJ, and various other federal and state authorities regulate the distribution of pharmaceuticals and controlled substances and the compounding of pharmaceuticals that contain controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substances Act and its implementing regulations governing the sale, marketing, packaging, compounding, holding and distribution of controlled substances. Government authorities may from time to time investigate whether we are in compliance with various security and operating standards applicable to the distribution of controlled substances including whether we are adequately detecting and preventing the illegal diversion of controlled substances. Although we have procedures in place that are intended to ensure compliance with such laws and regulations, there can be no assurance that a regulatory agency or tribunal would conclude that our operations are compliant with applicable laws and regulations. If we were found to be non-compliant with such laws and regulations, federal and state authorities have broad enforcement powers, including (i) the ability to suspend our distribution centers' and 503B outsourcing facilities' licenses to distribute and compound pharmaceutical products (including controlled substances), (ii) seize or recall products, and (iii) impose significant criminal, civil and administrative sanctions for violations of these laws and regulations, each of which could have a material adverse effect on our reputation, business and results of operations. Specifically, enforcement actions may include the DOJ filing a civil complaint for a consent decree against our PharMEDium subsidiary.
We have received, and may in the future receive, requests for information, letters and subpoenas from the DEA, FDA, various U.S. Attorneys' Offices of the DOJ, and/or state attorneys general and state regulatory authorities and agencies related to our distribution of controlled substances and our order monitoring program, which is designed to prevent and detect the illegal diversion of controlled substances, or other matters. We generally respond to subpoenas, requests, letters, and other authority and/or agency correspondence in a thorough and timely manner. These responses require time and effort and can result in considerable costs being incurred by us, such as costs related to addressing the observations listed on FDA Form 483 reports. Such subpoenas, requests and letters can also lead to the assertion of claims or the commencement of civil, criminal, or regulatory legal proceedings against us, as well as to settlements and the suspension or revocation of registrations required by our distribution and 503B outsourcing facilities, each of which could have a material adverse effect on our reputation, business and results of operations.
The FDA and other governmental entities enforce compliance with applicable current GMP requirements through periodic risk-based inspections. It is common for FDA Form 483 reports to be provided in connection with inspections of 503B outsourcing facilities, and FDA observations may be followed by warning letters or subsequent enforcement actions. Prior to our acquisition of the business, PharMEDium received a warning letter from the FDA in 2014 following the inspection of PharMEDium's Mississippi, New Jersey, Tennessee and Texas 503B outsourcing facilities in 2013. The FDA reinspected all of these facilities in 2015 and 2016 and issued FDA Form 483 reports at each of the facilities as well as at PharMEDium's headquarters in Lake Forest, Illinois. We cannot be assured that the FDA and DOJ will be satisfied with the sufficiency or timing of PharMEDium's corrective actions in response to the FDA's Form 483 reports, including PharMEDium's meeting with the FDA on November 18, 2016, and, as such, we cannot predict when or if the FDA will consider the agency’s observations to be fully resolved.
In December 2017, following FDA inspections of our 503B outsourcing facilities, we voluntarily suspended production activities at our largest 503B outsourcing facility located in Memphis, Tennessee. We have not resumed commercial distribution at the Memphis facility. Through fiscal 2018, our results of operations were adversely impacted by the Memphis suspension and our results of operations will continue to be adversely impacted until the Memphis facility resumes commercial distribution. We will continue to assess how best to address the remediation needed at the Memphis facility and PharMEDium's other facilities and the impact of PharMEDium on our results of operations. We continue to be in active communication with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ regarding the ongoing compliance efforts of PharMEDium, including efforts to resume commercial distribution at the Memphis facility. Representatives of the Company and PharMEDium have had an initial meeting with DOJ and FDA to discuss potential resolution of ongoing matters and whether a consent decree is necessary. Further discussions are anticipated, including with regard to the possible entry of a consent decree. Separately, we have agreed in several state regulatory matters to consent orders or temporary licensing suspensions regarding certain of our 503B outsourcing facilities. Certain other states have requested information concerning the status of operations at some or all of our 503B outsourcing facilities. These state regulatory matters preclude us from commercially distributing into certain states, which could have an adverse impact on our results of operations.
A failure to adequately address observations identified by the FDA in Form 483 reports or warning letters issued by the FDA or observations identified by any other federal and state regulatory authority, including a failure to resolve the observations identified by the FDA in the 2014 warning letter and subsequent FDA Form 483 reports relating to PharMEDium's 503B outsourcing facilities, could lead to the suspension of facilities currently in operation, an enforcement action, monetary penalties and/or license revocation, each of which could have a material adverse effect on our reputation, business and results of operations.
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
Our results of operations and financial condition may be adversely affected if we undertake acquisitions or investments of businesses that do not perform as we expect or that are difficult for us to integrate.
As part of our strategy we seek to pursue acquisitions of and investments in other companies. At any particular time, we may be in various stages of assessment, discussion, and negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.

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
Our business and results of operations may be adversely affected if we fail to manage and complete divestitures.

We regularly evaluate our portfolio in order to determine whether an asset or business may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. The impact of a divestiture on our results of operations could also be greater than anticipated.

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
Our operations in jurisdictions outside of the United States are subject to various risks inherent in global operations. We currently have operations in over 50 countries. We may conduct business in additional foreign jurisdictions in the future, which may carry operational risks in addition to the risks of acquisition described above. At any particular time, our global operations may be affected by local changes in laws, regulations, and the political and economic environments, including inflation, recession, currency volatility, and competition. Changes or uncertainty in U.S. or foreign policy, including any changes or uncertainty with respect to U.S. or international trade policies or tariffs, also can disrupt our global operations, as well as our customers and suppliers, in a particular location and may require us to spend more money to source certain products or materials that we purchase. Any of these factors could adversely affect our business, financial position, and results of operations.
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
Most of our customers buy pharmaceuticals and other products and services from us on credit. Credit is made available to customers based upon our assessment and analysis of creditworthiness. Although we often try to obtain a security interest in assets and other arrangements intended to protect our credit exposure, we generally are either subordinated to the position of the primary lenders to our customers or substantially unsecured. Volatility of the capital and credit markets, general economic conditions, and regulatory changes, including changes in reimbursement, may adversely affect the solvency or creditworthiness of our customers. The bankruptcy, insolvency, or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. As of September 30, 2018, our two largest trade receivable balances due from customers represented approximately 49% and 8% of accounts receivable, net.
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
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Certain of our businesses continue to make substantial investments in data centers and information systems, including, but not limited to, automation of our offering and continuous enhancements to our online ordering system, ABC Order. Third-party service providers are also responsible for managing a significant portion of our information systems. To the extent our information systems are not successfully implemented or fail, our business and results of operations may be adversely affected. Our business and results of operations may also be adversely affected if a third-party service provider does not perform satisfactorily, or if the information systems are interrupted or damaged by unforeseen events, including due to the actions of third parties.
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
Risks generally associated with data privacy regulation and the international transfer of personal data.
We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use and transfer of personal data, including particularly the transfer of personal data between or among countries. Many of these foreign data privacy regulations (including the General Data Protection Regulation, which went into effect in the European Union on May 25, 2018) are more stringent than those in the United States. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market and/or adversely affect our business and financial position.
Our goodwill, indefinite-lived intangible assets, or long-lived assets may become impaired, which may require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. generally accepted accounting principles ("GAAP") require us to test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends or a significant decline in our stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, or divestiture of a business or asset for below its carrying value. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets, or long-lived assets is determined. Any such charge could have a material adverse impact on our results of operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of September 30, 2018, we conducted our business from office and operating facilities at owned and leased locations throughout the United States (including Puerto Rico) and select global markets. In the aggregate, our facilities occupy approximately 15 million square feet of office and warehouse space, which is either owned or leased under agreements that expire from time to time. We lease approximately 185,000 square feet in Chesterbrook, Pennsylvania and approximately 106,000 square feet in Conshohocken, Pennsylvania for our corporate headquarters.
Pharmaceutical Distribution Services has a robust distribution facility network in the United States, ranging in size from approximately 53,000 square feet to 408,000 square feet. The operations of Pharmaceutical Distribution Services comprise approximately 8.7 million square feet. Significant leased facilities are located in Puerto Rico plus the following states: Arizona, Colorado, Florida, Georgia, Hawaii, Indiana, Kentucky, Minnesota, Mississippi, New York, North Carolina, Utah, and Washington. Owned facilities are located in the following states: Alabama, California, Illinois, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Texas, and Virginia.
As of September 30, 2018, the Consulting Group's operations were conducted in leased locations. Its headquarters are located in South Carolina and internationally in Canada.
As of September 30, 2018, World Courier's office and operating facilities are located in over 50 countries. Its headquarters are located in London, England. Most of the facilities are leased. Significant owned facilities are located in New York, and internationally in Germany, Japan, Singapore, and South Africa.

As of September 30, 2018, MWI's operations were conducted in the United States and in the United Kingdom. Leased facilities are located in California, Colorado, Florida, Idaho, Indiana, Kansas, Massachusetts, Minnesota, North Carolina, Pennsylvania, Texas, Washington, and internationally in the United Kingdom. Significant owned facilities are located in Alabama, Idaho, Texas, and Virginia and internationally in the United Kingdom. Its headquarters are located in Idaho.
We consider all of our operating and office properties to be in satisfactory condition.
ITEM 3.    LEGAL PROCEEDINGS
Legal proceedings in which we are involved are discussed in Note 13 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of our executive officers and their ages and positions as of November 15, 2018.

Name	Age	Current Position with the Company
Steven H. Collis	57	Chairman, President, and Chief Executive Officer
John G. Chou	62	Executive Vice President and Chief Legal & Business Officer
Gina K. Clark	61	Executive Vice President and Chief Communications & Administration Officer
James F. Cleary, Jr.	55	Executive Vice President and Chief Financial Officer
Dale Danilewitz	56	Executive Vice President and Chief Information Officer
Kathy H. Gaddes	55	Executive Vice President and Chief Compliance Officer
Robert P. Mauch	51	Executive Vice President and Group President, Pharmaceutical Distribution & Strategic Global Sourcing
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
Mr. Chou has been Executive Vice President of the Company since August 2011 and became the Chief Legal & Business Officer in June 2017. He served as General Counsel of the Company from January 2007 to June 2017. From January 2007 to August 2011, Mr. Chou was a Senior Vice President. He served as Secretary of the Company from February 2006 to May 2012. He was Vice President and Deputy General Counsel from November 2004 to January 2007 and Associate General Counsel from July 2002 to November 2004. Mr. Chou has been employed by the Company for 16 years.
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
Mr. Cleary has been Executive Vice President since March 2015 and became Chief Financial Officer in November 2018. He served as Group President, Global Commercialization Services & Animal Health from June 2017 to November 2018. He previously served as President, MWI Animal Health from March 2015 to June 2017. Prior to joining the Company, he was President and Chief Executive Officer of MWI Veterinary Supply, Inc. from June 2002.
Mr. Danilewitz became Executive Vice President and Chief Information Officer in November 2014. He served as Senior Vice President and Chief Information Officer from June 2012 to November 2014. He served as Chief Information Officer of AmerisourceBergen Specialty Group from March 1999 to May 2012. Prior to joining the Company, he held management positions within American Airlines and The Sabre Group. He also worked for Whirlpool Corporation in the Advanced Technology Group.
Ms. Gaddes became Executive Vice President and Chief Compliance Officer in October 2018. She served as Executive Vice President and Chief Human Resources Officer from April 2016 to October 2018. She served as Vice President, Group General Counsel and Secretary from May 2012 to April 2016. She served as Assistant General Counsel, Corporate and Securities from December 2011 to May 2012. Prior to joining the Company, Ms. Gaddes was Associate Corporate Secretary at ARCO Chemical Company.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the New York Stock Exchange under the trading symbol "ABC." As of October 31, 2018, there were 2,564 record holders of the Company's common stock.
In November 2016, our board of directors increased the quarterly dividend by 7% from $0.340 per share to $0.365 per share. In November 2017, our board of directors increased the quarterly dividend by 4% from $0.365 per share to $0.380 per share. In November 2018, our board of directors increased the quarterly dividend by 5% from $0.380 per share to $0.400 per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company's board of directors and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.
Computershare is the Company's transfer agent. Computershare can be reached at (mail) AmerisourceBergen Corporation c/o Computershare, P.O. Box 50500, Louisville, KY 40233-500; (telephone): Domestic 1-800-522-6645, International 1-201-680-6578, and (internet) www.computershare.com/investor.

ISSUER PURCHASES OF EQUITY SECURITIES
The following sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fiscal year ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	—	$—	—	$788,906,335
November 1 to November 30	93,799	$78.58	—	$788,906,335
December 1 to December 31	251,815	$89.33	251,786	$766,413,737
January 1 to January 31	—	$—	—	$766,413,737
February 1 to February 28	1,380	$96.17	—	$766,413,737
March 1 to March 31	400,442	$94.16	400,442	$728,709,857
April 1 to April 30	—	$—	—	$728,709,857
May 1 to May 31	2,335,748	$85.28	2,335,748	$529,512,016
June 1 to June 30	773,375	$85.36	773,058	$463,524,420
July 1 to July 31	580,578	$86.13	580,578	$413,520,007
August 1 to August 31	1,727,572	$83.61	1,719,621	$269,785,073
September 1 to September 30	1,615,394	$89.13	1,615,394	$125,810,091
Total	7,780,103	$86.29	7,676,627
________________________________________________

(a)
In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2018, the Company purchased 7.7 million shares of its common stock for a total of $663.1 million under this program, which included $24.0 million of September 2018 purchases that cash settled in October 2018. As of September 30, 2018, the Company had $125.8 million of availability remaining under the November 2016 share repurchase program.

(b)
In October 2018, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions.

(c)	Employees surrendered 103,476 shares during the fiscal year ended September 30, 2018 to meet minimum tax-withholding obligations upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH
This graph depicts the Company's five year cumulative total stockholder returns relative to the performance of the Standard and Poor's 500 Composite Stock Index, the S&P Health Care Index, and an index of peer companies selected by the Company from the market close on September 30, 2013 to September 30, 2018. The graph assumes $100 invested at the closing price of the common stock of the Company and of each of the other indices on the New York Stock Exchange on September 30, 2013. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal quarter. The Peer Group index (which is weighted on the basis of market capitalization) consists of the following companies engaged primarily in wholesale pharmaceutical distribution and related services: McKesson Corporation and Cardinal Health, Inc.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
9/13
9/14
9/15
9/16
9/17
9/18
AmerisourceBergen Corporation
S&P 500
S&P Health Care
Peer Group

* $100 invested on September 30, 2013 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 25.

	As of or for the Fiscal Year Ended September 30,
(Amounts in thousands, except per share amounts)	2018(a)	2017(b)	2016(c)	2015(d)	2014(e)
Statement of Operations Data:
Revenue	$167,939,635	$153,143,826	$146,849,686	$135,961,803	$119,569,127
Gross profit	4,612,317	4,546,002	4,272,606	3,529,313	2,982,366
Operating expenses	3,168,632	3,485,660	2,746,832	3,107,093	2,200,275
Operating income	1,443,685	1,060,342	1,525,774	422,220	782,091
Interest expense, net	174,699	145,185	139,912	109,036	83,634
Income (loss) from continuing operations	1,615,892	364,484	1,427,929	(138,165)	281,776
Net income (loss)	1,615,892	364,484	1,427,929	(138,165)	274,230
Net income attributable to AmerisourceBergen Corporation	1,658,405	364,484	1,427,929	(138,165)	274,230
Earnings per share from continuing operations — diluted	$7.53	$1.64	$6.32	$(0.63)	$1.20
Earnings per share — diluted	$7.53	$1.64	$6.32	$(0.63)	$1.16
Cash dividends declared per common share	$1.52	$1.46	$1.36	$1.16	$0.94
Weighted average common shares outstanding — diluted	220,336	221,602	225,959	217,786	235,405
Balance Sheet Data:
Cash and cash equivalents	$2,492,516	$2,435,115	$2,741,832	$2,167,442	$1,808,513
Accounts receivable, net	11,314,226	10,303,324	9,175,876	8,222,951	6,312,883
Merchandise inventories	11,918,508	11,461,428	10,723,920	9,755,094	8,593,852
Property and equipment, net	1,892,424	1,797,945	1,530,682	1,192,510	1,044,831
Total assets	37,669,838	35,316,470	33,637,501	27,962,982	21,677,432
Accounts payable	26,836,873	25,404,042	23,926,320	20,886,439	15,592,834
Total debt	4,310,189	3,442,055	4,186,703	3,493,048	1,995,632
Total equity	3,049,961	2,064,461	2,129,404	616,386	1,943,043
Total liabilities and stockholders' equity	$37,669,838	$35,316,470	$33,637,501	$27,962,982	$21,677,432
_________________________________

(a)
Includes $61.3 million of employee severance, litigation, and other costs, net of income tax benefit of $122.2 million; a $59.7 million goodwill impairment with no income tax benefit; $48.6 million of LIFO expense, net of income tax benefit of $18.7 million; $47.8 million of PharMEDium remediation costs, net of income tax benefit of $18.4 million; a $42.3 million loss on consolidation of equity investments with no income tax benefit; a $30.0 million impairment on a non-customer note receivable with no income tax benefit; a $25.9 million gain from antitrust litigation settlements, net of income tax expense of $10.0 million; a $17.2 million loss on early retirement of debt, net of income tax benefit of $6.6 million; and $15.9 million of expense for an estimated assessment related to the New York State Opioid Stewardship Act, net of income tax benefit of $6.1 million.

(b)
Includes $101.1 million of LIFO credit, net of income tax expense of $56.7 million; a $0.9 million gain from antitrust litigation settlements, net of income tax expense of $0.5 million; and $937.4 million of employee severance, litigation, and other costs, net of income tax benefit of $21.9 million.

(c)
Includes $367.2 million of Warrants income, net of income tax benefit of $507.5 million; $120.9 million of LIFO expense, net of income tax benefit of $79.3 million; an $80.8 million gain from antitrust litigation settlements, net of income tax expense of $53.0 million; $62.1 million of employee severance, litigation, and other costs, net of income tax benefit of $40.8 million; and a $28.7 million pension settlement charge, net of income tax benefit of $18.9 million.

(d)
Includes $887.5 million of Warrants expense, net of income tax benefit of $25.3 million; $336.2 million of LIFO expense, net of income tax benefit of $206.6 million; a $40.6 million gain from antitrust litigation settlements, net of income tax expense of $24.9 million; a $30.6 million impairment charge on an equity investment, with no income tax benefit; and $23.5 million of employee severance, litigation, and other costs, net of income tax benefit of $14.4 million.

(e)
Includes $397.5 million of Warrants expense, net of income tax benefit of $25.2 million; $214.6 million of LIFO expense, net of income tax benefit of $133.4 million; $20.3 million of loss on early retirement of debt, net of income tax benefit of $12.7 million; a $15.1 million gain from antitrust litigation settlements, net of income tax expense of $9.3 million; and $5.1 million of employee severance, litigation, and other costs, net of income tax benefit of $3.1 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.
We are one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. We deliver innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health. We are organized based upon the products and services we provide to our customers. Our operations are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure and, therefore, have been included in Other for the purpose of our reportable segment presentation.
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

Executive Summary
This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 9.7% from the prior fiscal year primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Pharmaceutical Distribution Services' gross profit increased 8.9% from the prior fiscal year primarily due to the increase in revenue, the January 2018 consolidation of Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil (see Note 2 of the Notes to Consolidated Financial Statements), and the January 2018 acquisition of H.D. Smith, offset in part by a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility pending execution of certain remedial measures. We have been in active communication with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ regarding our ongoing compliance efforts at PharMEDium, and representatives of the Company and PharMEDium have had an initial meeting with the DOJ and the FDA to discuss potential resolution of ongoing matters and whether a consent decree is necessary (see Item 1A. Risk Factors on page 8). Further discussions are anticipated, including with regard to the possible entry of a consent decree. Gross profit in Other increased 4.6% from the prior fiscal year primarily due to World Courier and the January 2018 consolidation of the specialty joint venture in Brazil (see Note 2 of the Notes to Consolidated Financial Statements), offset in part by lower gross profit at ABCS, specifically the Lash consulting group. Total gross profit in the current fiscal year was negatively impacted by an increase in last-in, first-out ("LIFO") expense in comparison to the prior fiscal year;

•
Distribution, selling, and administrative expenses increased 15.6% from the prior fiscal year as the Pharmaceutical Distribution Services' segment expenses increased by 19.4% from the prior fiscal year primarily due to the January 2018 consolidation of Profarma, the January 2018 acquisition of H.D. Smith, and the duplicate costs resulting from the implementation of new information technology systems. Distribution, selling, and administrative expenses in Other increased by 8.2% in the current fiscal year primarily to support its revenue growth, the January 2018 consolidation of the specialty joint venture in Brazil, and due to duplicate costs resulting from the implementation of new information technology systems;

•
Operating income increased 36.2% in the current fiscal year primarily due to the decrease in employee severance, litigation, and other costs as we incurred significant litigation settlement charges in the prior fiscal year, offset in part by an increase in distribution, selling, and administration expenses and an increase in LIFO expense in the current fiscal year;

•
Our effective tax rates were (37.2)% and 60.3% in the fiscal years ended September 30, 2018 and 2017, respectively. Our effective tax rate in the fiscal year ended September 30, 2018 was primarily impacted by the effect of the Tax Cuts and Jobs Act (the "2017 Tax Act"). Our total income tax benefit in the fiscal year ended September 30, 2018 of $438.5 million reflects $612.6 million of tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. Additionally, during the fourth quarter of fiscal 2018, a portion of a 2017 legal settlement charge was determined to be deductible, which favorably impacted our effective tax rate for the fiscal year ended September 30, 2018. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019. The effective tax rate for the fiscal year ended September 30, 2017 was negatively impacted by non-deductible legal settlement charges. Our effective tax rates for the fiscal years ended September 30, 2018 and 2017 were favorably impacted by our international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting; and

•
Net income attributable to AmerisourceBergen Corporation was significantly higher in the current fiscal year primarily due to the 2017 Tax Act and legal settlement charges that were incurred in the prior fiscal year.

Results of Operations
Year ended September 30, 2018 compared to the Year ended September 30, 2017
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2018	2017	Change
Pharmaceutical Distribution Services	$161,699,343	$147,453,495	9.7%
Other	6,332,730	5,747,863	10.2%
Intersegment eliminations	(92,438)	(57,532)
Revenue	$167,939,635	$153,143,826	9.7%
We currently expect our revenue growth percentage to be in the mid-single digits in fiscal 2019. Our future revenue growth will continue to be affected by various factors, such as industry growth trends, including drug utilization, the introduction of new innovative brand therapies (including biosimilars), the likely increase in the number of generic drugs that will be available over the next few years as a result of the expiration of certain drug patents held by brand-name pharmaceutical manufacturers and the rate of conversion from brand products to those generic drugs, price increases and price deflation, general economic conditions in the United States, competition within the industry, customer consolidation, changes in pharmaceutical manufacturer pricing and distribution policies and practices, increased downward pressure on government and other third-party reimbursement rates to our customers, and changes in federal government rules and regulations.
Revenue increased by 9.7% from the prior fiscal year primary due to the revenue growth of our Pharmaceutical Distribution Services segment.
The Pharmaceutical Distribution Services segment grew its revenue by 9.7% from the prior fiscal year, primarily due to the growth of some of its largest customers, overall market growth, and especially strong oncology product sales. In addition, revenue increased in the current fiscal year due to the January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.
Revenue in Other increased 10.2% from the prior fiscal year, primarily due to the January 2018 consolidation of the specialty joint venture in Brazil, ABCS's growth in its Canadian operations, and increased revenue from MWI and World Courier, offset in part by a decrease in revenue at ABCS's Lash consulting group.
A number of our contracts with customers, including group purchasing organizations ("GPO"), are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the fiscal year ended September 30, 2018, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, other significant contracts may be renewed prior to their expiration dates. If those contracts are renewed at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.
Gross Profit

	Fiscal Year Ended September 30,
(dollars in thousands)	2018	2017	Change
Pharmaceutical Distribution Services	$3,466,956	$3,182,836	8.9%
Other	1,260,485	1,204,545	4.6%
Intersegment eliminations	(609)	(556)
Gain from antitrust litigation settlements	35,938	1,395
LIFO (expense) credit	(67,324)	157,782
PharMEDium remediation costs	(61,129)	—
New York State Opioid Stewardship Act	(22,000)	—
Gross profit	$4,612,317	$4,546,002	1.5%
Gross profit increased 1.5%, or $66.3 million, from the prior fiscal year. Gross profit in the current fiscal year was favorably impacted by increases in gross profit in Pharmaceutical Distribution Services and Other and an increase in gains from antitrust litigation settlements. Gross profit was negatively impacted by an increase in LIFO expense in comparison to the prior fiscal year, PharMEDium remediation costs, and an estimated assessment related to the New York State Opioid Stewardship Act.

Our costs of goods sold includes a LIFO provision that is affected by manufacturer pricing practices, which may be impacted by market and other external influences, changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision. LIFO expense in the current fiscal year was primarily driven by lower generic deflation and lower generic inventory levels, offset in part by lower brand inflation in comparison to the prior fiscal year.
After FDA inspections of our compounding facilities, we voluntarily suspended production activities in December 2017 at our largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. The suspension of this production facility negatively impacted gross profit in the current fiscal year. We have been in active communication with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ regarding our ongoing compliance efforts at PharMEDium, and representatives of the Company and PharMEDium have had an initial meeting with the DOJ and the FDA to discuss potential resolution of ongoing matters and whether a consent decree is necessary (see Item 1A. Risk Factors on page 8). Further discussions are anticipated, including with regard to the possible entry of a consent decree.
New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and requires manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee is based upon opioids sold or distributed to or within NYS. The initial payment to NYS is due on January 1, 2019 for opioids sold or distributed during calendar year 2017, and future assessments, beginning with the 2018 calendar year, will be payable quarterly beginning on April 1, 2019. The OSA expires on June 30, 2024. In September 2018, we accrued $22.0 million as an estimate of our liability under the OSA for the period from January 1, 2017 through September 30, 2018.
Pharmaceutical Distribution Services gross profit increased 8.9%, or $284.1 million, from the prior fiscal year primarily due to the increase in revenue, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith, offset in part by a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.14% in the current fiscal year decreased 2 basis points from the prior fiscal year. The decrease in gross profit margin from the prior fiscal year was primarily due to a lower contribution from our pharmaceutical compounding operations and due to increased sales to our larger customers, which typically have lower gross profit margins, offset in part by the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith.
Gross profit in Other increased 4.6%, or $55.9 million, from the prior fiscal year primarily due to World Courier and the January 2018 consolidation of the specialty joint venture in Brazil, offset in part by lower gross profit at ABCS, specifically the Lash consulting group. As a percentage of revenue, gross profit margin in Other of 19.90% in the current fiscal year decreased from 20.96% in the prior fiscal year. The decline in gross profit margin from the prior fiscal year was primarily due to the decrease in gross profit margin at ABCS, specifically the Lash consulting group.
We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $35.9 million and $1.4 million during the fiscal years ended September 30, 2018 and 2017, respectively. The gains were recorded as reductions to cost of goods sold (see Note 14 of the Notes to Consolidated Financial Statements).
Operating Expenses

	Fiscal Year Ended September 30,
(dollars in thousands)	2018	2017	Change
Distribution, selling, and administrative	$2,460,301	$2,128,730	15.6%
Depreciation and amortization	465,127	397,603	17.0%
Employee severance, litigation, and other	183,520	959,327
Goodwill impairment	59,684	—
Total operating expenses	$3,168,632	$3,485,660	(9.1)%
Distribution, selling, and administrative expenses increased 15.6%, or $331.6 million, from the prior fiscal year as the Pharmaceutical Distribution Services' segment expenses increased by 19.4% from the prior fiscal year primarily due to the January 2018 consolidation of Profarma, the January 2018 acquisition of H.D. Smith, and the duplicate costs resulting from the implementation of new information technology systems. Distribution, selling, and administrative expenses in Other increased by 8.2% in the current fiscal year primarily to support its revenue growth, the January 2018 consolidation of the specialty joint venture in Brazil, and due to duplicate costs resulting from the implementation of new information technology systems. As a percentage of revenue, distribution, selling, and administrative expenses were 1.46% in the current fiscal year, and represents a 7 basis point increase compared to the prior fiscal year. The increase in expense as a percentage of revenue in comparison to the prior fiscal year was primarily due to the January 2018 consolidation of Profarma and the specialty joint venture in Brazil.
Depreciation expense increased 19.8% from the prior fiscal year due to an increase in the amount of property and equipment placed into service relating to our distribution infrastructure and various technology assets. Amortization expense increased 12.9% from the prior fiscal year primarily due to the amortization of intangible assets originating from our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.
Employee severance, litigation, and other in the fiscal year ended September 30, 2018 included $36.7 million of employee severance costs primarily related to position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business. Litigation costs were $61.5 million in the fiscal year ended September 30, 2018 and primarily related to opioid lawsuits, investigations, and related initiatives. Other costs in the fiscal year ended September 30, 2018 included $33.9 million of acquisition-related deal and integration costs, $33.0 million of other costs related to our business transformation efforts, and $18.4 million of other restructuring initiatives.
Employee severance, litigation, and other in the fiscal year ended September 30, 2017 included $7.8 million of employee severance costs primarily related to position eliminations as we began to reorganize to further align our organization to our customers' needs. Litigation costs were $917.6 million in the fiscal year ended September 30, 2017 and primarily related to litigation settlements and accruals. Other costs in the fiscal year ended September 30, 2017 included $17.0 million of acquisition-related deal and integration costs, $13.3 million of other restructuring initiatives, and $3.7 million related to our business transformation efforts.
We recorded a $59.7 million goodwill impairment charge at our Profarma reporting unit in connection with our annual goodwill impairment assessment.
Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2018	2017	Change
Pharmaceutical Distribution Services	$1,626,748	$1,643,629	(1.0)%
Other	355,091	373,797	(5.0)%
Intersegment eliminations	(609)	(556)
Total segment operating income	1,981,230	2,016,870	(1.8)%

Gain from antitrust litigation settlements	35,938	1,395
LIFO (expense) credit	(67,324)	157,782
PharMEDium remediation costs	(66,204)	—
New York State Opioid Stewardship Act	(22,000)	—
Acquisition-related intangibles amortization	(174,751)	(156,378)
Employee severance, litigation, and other	(183,520)	(959,327)
Goodwill impairment	(59,684)	—
Operating income	$1,443,685	$1,060,342	36.2%
Segment operating income is evaluated excluding gain from antitrust litigation settlements; LIFO (expense) credit; PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; employee severance, litigation, and other; and goodwill impairment.
Pharmaceutical Distribution Services operating income decreased 1.0%, or $16.9 million, from the prior fiscal year primarily due to an increase in operating expenses, offset in part by an increase in gross profit. As a percentage of revenue, Pharmaceutical Distribution Services operating income margin decreased 10 basis points from the prior fiscal year primarily due to a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility.
Operating income in Other decreased 5.0%, or $18.7 million, from the prior fiscal year primarily due to a decrease in operating income at ABCS, specifically the Lash consulting group, offset in part by the operating income increase at World Courier.
We recorded a $30.0 million impairment on a non-customer note receivable related to a start-up venture in Other Loss (Income) in the fiscal year ended September 30, 2018.

Interest expense, net and the respective weighted average interest rates were as follows:

	Fiscal Year Ended September 30,
	2018		2017
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$189,640	3.59%	$149,042	2.99%
Interest income	(14,941)	1.18%	(3,857)	0.52%
Interest expense, net	$174,699		$145,185
Interest expense, net increased 20.3%, or $29.5 million, from the prior fiscal year. The increase in interest expense, net from the prior fiscal year was primarily due to the December 2017 issuance of senior notes to finance our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma's debt and related interest expense. Average borrowings increased by $519.8 million in the current fiscal year in comparison to the prior fiscal year.
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
For the fiscal year ended September 30, 2018, we recorded a $23.8 million loss on the early retirement of our $400 million of 4.875% senior notes that were due in 2019 (see Note 6 of the Notes to Consolidated Financial Statements). The loss on the early retirement of the debt included a $22.3 million prepayment premium and $1.5 million of an unamortized debt discount and unamortized debt issuance costs.
Our effective tax rates were (37.2)% and 60.3% in the fiscal years ended September 30, 2018 and 2017, respectively. Our effective tax rate in the fiscal year ended September 30, 2018 was primarily impacted by the effect of the 2017 Tax Act. Our total income tax benefit in the fiscal year ended September 30, 2018 of $438.5 million reflects $612.6 million of tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. Additionally, during the fourth quarter of fiscal 2018, a portion of a 2017 legal settlement charge was determined to be deductible, which favorably impacted our effective tax rate for the fiscal year ended September 30, 2018. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019. The effective tax rate for the fiscal year ended September 30, 2017 was negatively impacted by non-deductible legal settlement charges. Our effective tax rates for the fiscal years ended September 30, 2018 and 2017 were favorably impacted by our international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.
Net income attributable to AmerisourceBergen Corporation was significantly higher in the current fiscal year primarily due to the 2017 Tax Act and legal settlement charges that were incurred in the prior fiscal year.
Year ended September 30, 2017 compared to the Year ended September 30, 2016
Revenue

	Fiscal Year Ended September 30,
(dollars in thousands)	2017	2016	Change
Pharmaceutical Distribution Services	$147,453,495	$141,701,997	4.1%
Other	5,747,863	5,207,095	10.4%
Intersegment eliminations	(57,532)	(59,406)
Revenue	$153,143,826	$146,849,686	4.3%
Revenue increased by 4.3% from the prior fiscal year, primary due to the revenue growth of our Pharmaceutical Distribution Services segment.

The Pharmaceutical Distribution Services segment grew its revenue by 4.1% from the prior fiscal year primarily due to growth in some of its largest customers, overall market growth within the retail customer segment, and strong growth in sales of oncology products, offset in part by a decline in sales of products that treat Hepatitis C.
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
Gross profit increased 6.4%, or $273.4 million, from the prior fiscal year. The increase in gross profit from the prior fiscal year was primarily due to a decrease in LIFO expense of $358.0 million and an increase in gross profit in Other, offset in part by a decrease in gains from antitrust litigation settlements of $132.4 million and a decrease in gross profit in Pharmaceutical Distribution Services. The LIFO credit in the fiscal year ended September 30, 2017 was primarily driven by lower brand inflation and greater generic deflation in comparison to the prior fiscal year.
Pharmaceutical Distribution Services gross profit decreased 1.5%, or $50.0 million, from the prior fiscal year. Gross profit in the fiscal year ended September 30, 2017 was adversely impacted primarily by the Kaiser Permanente contract renewal effective July 1, 2016 at less favorable terms, a GPO customer contract renewal effective April 1, 2016 at less favorable terms, lower price appreciation, and a lower contribution from PharMEDium as it shipped fewer units while we increased our investment in quality control and quality assurance systems to enhance product quality and patient safety and to meet all of PharMEDium's commitments to the FDA pursuant to the new federal requirements for outsourcing facilities, all of which were offset in part by an increase in revenue. As a percentage of revenue, Pharmaceutical Distribution Services gross profit margin of 2.16% in the fiscal year ended September 30, 2017 decreased 12 basis points from the prior fiscal year. The decrease from the prior fiscal year was primarily due to the above-mentioned contract renewals, lower price appreciation, and increased sales to some of our larger customers that typically have a lower gross profit margin.
Gross profit in Other increased 8.9%, or $98.2 million, from the prior fiscal year. The increase was primarily due to revenue growth of ABCS and MWI. As a percentage of revenue, gross profit margin in Other of 20.96% in the fiscal year ended September 30, 2017 decreased from 21.25% in the prior fiscal year.
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
Distribution, selling, and administrative expenses increased 1.8%, or $37.5 million, from the prior fiscal year and as a percentage of revenue was 1.39% in the fiscal year ended September 30, 2017, a 3 basis point decline compared to the prior fiscal year. The decrease in expenses as a percentage of revenue in comparison to the prior fiscal year was primarily due to initiatives taken in the second half of fiscal 2016 to improve operating efficiency across many of our businesses and certain administrative functions.

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
There was no Warrants expense in the fiscal year ended September 30, 2017 as the Warrants were exercised in the fiscal year ended September 30, 2016. Warrants expense in the fiscal year ended September 30, 2016 was $140.3 million.
Employee severance, litigation, and other in the fiscal year ended September 30, 2017 included $7.8 million of employee severance costs primarily related to position eliminations as we began to reorganize to further align our organization to our customers' needs. Litigation costs were $917.6 million in the fiscal year ended September 30, 2017 and primarily related to litigation settlements and accruals. Other costs in the fiscal year ended September 30, 2017 included $17.0 million of acquisition-related deal and integration costs, $13.3 million of other restructuring initiatives, and $3.7 million related to our business transformation efforts.
Employee severance, litigation, and other in the fiscal year ended September 30, 2016 included $38.8 million of employee severance costs primarily related to position eliminations as we reorganized certain of our business units and corporate functions to improve operating efficiency, a $17.1 million charge related to the transfer of surplus assets from our settled salaried defined benefit pension plan to its defined contribution 401(k) plan, $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items), $19.2 million of acquisition-related deal and integration costs, and $14.7 million of other restructuring initiatives.
Operating Income

	Fiscal Year Ended September 30,
(dollars in thousands)	2017	2016	Change
Pharmaceutical Distribution Services	$1,643,629	$1,702,725	(3.5)%
Other	373,797	327,746	14.1%
Intersegment eliminations	(556)	(103)
Total segment operating income	2,016,870	2,030,368	(0.7)%

Gain from antitrust litigation settlements	1,395	133,758
LIFO credit (expense)	157,782	(200,230)
Acquisition-related intangibles amortization	(156,378)	(147,262)
Warrants expense	—	(140,342)
Employee severance, litigation, and other	(959,327)	(102,911)
Pension settlement	—	(47,607)
Operating income	$1,060,342	$1,525,774	(30.5)%
Segment operating income was evaluated excluding gain from antitrust litigation settlements; LIFO credit (expense); acquisition-related intangibles amortization; Warrants expense; employee severance, litigation, and other; and pension settlement.
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
Our effective tax rates were 60.3% and (2.7)% in the fiscal years ended September 30, 2017 and 2016, respectively. Our effective tax rate in the fiscal year ended September 30, 2017 was negatively impacted by legal settlements and accrual charges that we estimated to be non-deductible (see Note 13 of the Notes to Consolidated Financial Statements), offset in part by certain discrete items, the growth of our international businesses in Switzerland and Ireland that have significantly lower income tax rates, and the benefit from stock option exercises and restricted stock vesting. Prior to the fiscal year ended September 30, 2017, tax benefits resulting from share-based compensation were recorded as adjustments to Additional Paid-In Capital within Stockholders' Equity. Our effective tax rate in the fiscal year ended September 30, 2016 primarily benefited from the receipt of an Internal Revenue Service private letter ruling that entitled us to an income tax deduction equal to the fair value of the Warrants on the dates of exercise.
Net income attributable to AmerisourceBergen Corporation was $364.5 million and $1,427.9 million in the fiscal years ended September 30, 2017 and 2016.
Critical Accounting Policies and Estimates
Critical accounting policies are those policies that involve accounting estimates and assumptions that can have a material impact on our financial position and results of operations and require the use of complex and subjective estimates based upon past experience and management's judgment. Actual results may differ from these estimates due to uncertainties inherent in such estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent upon the application of estimates and assumptions. For a complete list of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.
Allowances for Returns and Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to us for our pharmaceutical distribution and services activities and are presented net of an allowance for customer sales returns and an allowance for doubtful accounts. Our customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. We record an accrual for estimated customer sales returns at the time of sale to the customer based upon historical customer return trends. The allowance for returns as of September 30, 2018 and 2017 was $988.8 million and $1,001.7 million, respectively.
In determining the appropriate allowance for doubtful accounts, we consider a combination of factors, such as the aging of trade receivables, industry trends, and our customers' financial strength, credit standing, and payment and default history. Changes in the aforementioned factors, among others, may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance requires judgment by our management as to the impact of these and other factors on the ultimate realization of our trade receivables. Each of our business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based upon historical experience and for specific credit problems when they arise. We write off balances against the reserves when collectability is deemed remote. Each business unit performs formal, documented reviews of the allowance at least quarterly, and our largest business units perform such reviews monthly. There were no significant changes to this process during the fiscal years ended September 30, 2018, 2017, and 2016, and bad debt expense was computed in a consistent manner during these periods. The bad debt expense for any period presented is equal to the changes in the period end allowance for doubtful accounts, net of write-offs, recoveries, and other adjustments.
Bad debt expense for the fiscal years ended September 30, 2018, 2017, and 2016 was $16.7 million, $8.9 million, and $13.1 million, respectively. An increase or decrease of 0.1% in the 2018 allowance as a percentage of trade receivables would result in an increase or decrease in the provision on accounts receivable of approximately $11.4 million. The allowance for doubtful accounts was $61.1 million and $66.6 million as of September 30, 2018 and 2017, respectively.
Schedule II of this Form 10-K sets forth a rollforward of allowances for returns and doubtful accounts.
Business Combinations
The assets acquired and liabilities assumed upon the acquisition or consolidation of a business are recorded at fair value, with the residual of the purchase price allocated to goodwill. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to: discount rates and expected future cash flows from and economic lives of customer relationships, trade names, existing technology, and other intangible assets. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions or estimates.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. We elected to bypass performing the qualitative assessment and, in the fourth quarter of fiscal 2018, went directly to performing our annual quantitative assessments of the goodwill and indefinite-lived intangible assets for the current year. We may elect to perform the qualitative annual assessment in future periods.
The goodwill impairment test requires us to compare the carrying value of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill allocated to the reporting unit.
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. We identify our reporting units based upon our management reporting structure, beginning with our operating segments. We evaluate whether the components within our operating segments have similar economic characteristics, which include the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. Our reporting units include Pharmaceutical Distribution Services, Profarma, ABCS, World Courier, and MWI.
We utilize an income-based approach to value our reporting units, with the exception of the Profarma reporting unit, the fair value of which is based upon its publicly-traded stock price, plus an estimated control premium. The income-based approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. We generally believe that market participants would use a discounted cash flow analysis to determine the fair value of our reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon our long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and the population of assumptions used have remained unchanged.
The impairment test for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of our indefinite-lived intangibles using the relief from royalty method. We believe the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such indefinite-lived trademarks and trade names and not having to pay a royalty for their use.
We completed our required annual impairment tests of goodwill and indefinite-lived intangible assets in the fourth quarter of the fiscal years ended September 30, 2018, 2017, and 2016. We recorded a goodwill impairment of $59.7 million in our Profarma reporting unit in connection with our fiscal 2018 annual impairment test (see Note 5 of the Notes to Consolidated Financial

Statements). No goodwill impairments were recorded in the fiscal years ended September 30, 2017 and 2016. No indefinite-lived intangible impairments were recorded in the fiscal years ended September 30, 2018, 2017, and 2016.
In connection with the goodwill impairment recorded in the Profarma reporting unit, we first performed a recoverability assessment of Profarma's long-lived assets by comparing its undiscounted cash flows to the carrying value of the asset group, and it was determined to be recoverable; however, the forecasted undiscounted cash flows used to perform the recoverability assessment are inherently uncertain and include assumptions that could differ from actual results in future periods.
We perform a recoverability assessment of our long-lived assets when impairment indicators are present.
PharMEDium Healthcare Holdings, Inc.'s ("PharMEDium") long-lived assets were also tested for recoverability in fiscal 2018 due to the existence of an impairment indicator. We voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee after FDA inspections of PharMEDium's compounding facilities. We concluded that the suspension of production activity represented an impairment indicator of PharMEDium's long-lived assets and, therefore, performed a recoverability assessment of PharMEDium's long-lived assets. The recoverability assessment was based on the carrying value of the PharMEDium asset group, excluding goodwill. The carrying value of the asset group was $903 million as of September 30, 2018. We concluded that PharMEDium's long-lived assets are recoverable as of September 30, 2018; however, the forecasted undiscounted cash flows used to perform the recoverability assessment are inherently uncertain and include assumptions, such as the timing of resumed production activities and profitability, that could differ from actual results in future periods.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the ultimate effective tax rate in each year. If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on income before income taxes would have caused income tax expense to change by $11.8 million in the fiscal year ended September 30, 2018.
For a complete discussion on the impact of the 2017 Tax Act, refer to Note 4 of the Notes to Consolidated Financial Statements.

Investments
We first evaluate our investments in accordance with the variable interest model to determine whether we have a controlling financial interest in an investment. This evaluation is made as of the date on which we make our initial investment, and subsequent evaluations are made if the structure of the investment changes. If it has been determined that an investment is a variable interest entity ("VIE"), we evaluate whether the VIE is required to be consolidated. When we hold rights that give us the power to direct the activities of an entity that most significantly impact the entity's economic performance, combined with the obligation to absorb an entity's losses and the right to receive benefits, we consolidate a VIE. If it is determined that an investment is not a VIE, we then evaluate our investments under the voting interest model and generally consolidate investments in which we hold an ownership interest of greater than 50%. When we consolidate less than wholly-owned subsidiaries, we recognize our noncontrolling interest in our consolidated financial statements.
We generally account for ownership interests of between 20% and 50% under the equity method of accounting. Unrealized losses that are determined to be other-than-temporary impairment losses are recorded as a component of earnings in the period in which that determination is made. There were no impairment charges on equity investments in the fiscal years ended September 30, 2018, 2017, or 2016.
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
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 75% and 80% of our inventories as of September 30, 2018 and 2017, respectively, has been determined using the LIFO method. If we had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,534.4 million and $1,467.0 million higher than the amounts reported as of September 30, 2018 and 2017, respectively. We recorded LIFO expense of $67.3 million and $200.2 million in the fiscal years ended September 30, 2018 and 2016, respectively. We recorded a LIFO credit of $157.8 million in the fiscal year ended September 30, 2017. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to our annual LIFO provision.

Liquidity and Capital Resources
The following illustrates our debt structure as of September 30, 2018, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$498,392	$—
$500,000, 3.40% senior notes due 2024	497,255	—
$500,000, 3.25% senior notes due 2025	495,632	—
$750,000, 3.45% senior notes due 2027	742,258	—
$500,000, 4.25% senior notes due 2045	494,298	—
$500,000, 4.30% senior notes due 2047	492,222	—
Capital lease obligations	745	—
Nonrecourse debt	71,125	—
Total fixed-rate debt	3,291,927	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Receivables securitization facility due 2019	500,000	950,000
Term loans due 2020	398,665	—
Multi-currency revolving credit facility due 2021	—	1,400,000
Overdraft facility due 2021 (£30,000)	13,269	25,818
Nonrecourse debt	106,328	—
Total variable-rate debt	1,018,262	2,450,818
Total debt	$4,310,189	$2,450,818
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
As of September 30, 2018 and 2017, our cash and cash equivalents held by foreign subsidiaries were $842.5 million and $995.7 million, respectively, and are generally based in U.S. dollar denominated holdings. Prior to the 2017 Tax Act, we intended to indefinitely reinvest this cash in foreign investments or foreign operations. After further assessment of the impact of the 2017 Tax Act, we reevaluated our position and determined that we are no longer permanently reinvested with respect to foreign subsidiaries whose undistributed earnings are able to be repatriated with minimal to no additional tax impact. In accordance with the 2017 Tax Act (see Note 4 of the Notes to Consolidated Financial Statements), historical foreign earnings and profits are now subject to a one-time transition tax, which we currently estimate to be $219.6 million, net of overpayments and tax credits. In September 2018, we repatriated $638.0 million of cash held by foreign subsidiaries to use for general corporate purposes.
We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the fiscal years ended September 30, 2018 and 2017 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the fiscal years ended September 30, 2018 and 2017 was $1,508.2 million and $626.1 million, respectively. We had $25,115.3 million, $9,324.7 million, and $8,333.7 million of cumulative intra-period borrowings that were repaid under our credit facilities during the fiscal years ended September 30, 2018, 2017, and 2016, respectively. Additionally, in the fiscal year ended September 30, 2016, we borrowed $500.0 million under our receivables securitization facility that we used to finance principal payments that we elected to make on the November 2015 Term Loan (see below).
In December 2017, we issued $750 million of 3.45% senior notes due December 15, 2027 (the "2027 Notes") and $500 million of 4.30% senior notes due December 15, 2047 ("the 2047 Notes"). The 2027 Notes were sold at 99.76% of the principal amount and have an effective yield of 3.48%. The 2047 Notes were sold at 99.51% of the principal amount and have an effective yield of 4.33%. Interest on the 2027 Notes and the 2047 Notes is payable semi-annually in arrears and commenced on June 15, 2018.
We used the proceeds from the 2027 Notes and the 2047 Notes to finance the early retirement of our $400 million of 4.875% senior notes that were due in 2019, including the payment of a $22.3 million prepayment premium, and to finance the acquisition of H.D. Smith, which was completed in January 2018.
In the fiscal year ended September 30, 2017, we repaid the $600 million of 1.15% senior notes that became due, and we repaid $150.0 million of amounts outstanding under our Term Loans (defined below).
We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility") with a syndicate of lenders, which was scheduled to expire in November 2021. In October 2018, we entered into an amendment to, among other things, extend the maturity to October 2023 and modify certain restrictive covenants, including modifications to allow for indebtedness of foreign subsidiaries. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2018) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based upon our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of September 30, 2018). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of September 30, 2018.
We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of September 30, 2018 and 2017.
We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2019. In October 2018, we entered into an amendment to extend the maturity to October 2021. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based upon prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. In fiscal 2016, we utilized the capacity to borrow $500 million on the Receivables Securitization Facility to finance $500 million of principal payments that we elected to make on the November 2015 Term Loan (defined below), as the Receivables Securitization Facility bears interest at a lower rate. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2018.
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
In February 2015, we entered into a $1.0 billion variable-rate term loan (the "February 2015 Term Loan"), which matures in 2020. Through September 30, 2018, we elected to make principal payments, prior to the scheduled repayment dates, of $925.0 million on the February 2015 Term Loan, and as a result, our next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate plus a margin, or LIBOR, plus a margin. The margin is based upon our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of September 30, 2018) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of September 30, 2018.
In November 2015, we entered into a $1.0 billion variable-rate term loan (the "November 2015 Term Loan"), which matures in 2020. Through September 30, 2018, we made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675.0 million on the November 2015 Term Loan, and as a result, our next scheduled principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based upon our public debt ratings and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of September 30, 2018) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we are compliant as of September 30, 2018. We used the proceeds from the November 2015 Term Loan to finance a portion of the cash consideration paid in connection with the acquisition of PharMEDium.
The February 2015 and November 2015 Term Loans (collectively, the "Term Loans") were scheduled to mature in November 2020 and February 2020, respectively. In October 2018, we refinanced the Term Loans by issuing a new variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points.The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility.
In addition to the 2027 Notes and the 2047 Notes, both of which were issued in the fiscal year ended September 30, 2018, we have $500 million of 3.50% senior notes due November 15, 2021, $500 million of 3.40% senior notes due May 15, 2024, $500 million of 3.25% senior notes due March 1, 2025, and $500 million of 4.25% senior notes due March 1, 2045 (collectively, the "Notes"). Interest on the Notes is payable semiannually in arrears.
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
In August 2013, our board of directors authorized a share repurchase program allowing us to purchase up to $750 million of our shares of common stock, subject to market conditions. During the six months ended March 31, 2016, we purchased $100.0 million of our common stock under this program. In May 2016, our board of directors authorized a new share purchase program that, together with availability remaining under the existing August 2013 share repurchase program, permitted us to purchase up to $750 million in shares of our common stock, subject to market conditions. In September 2016, we entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $400.0 million for shares of our common stock. The initial payment of $400.0 million funded stock purchases of $380.0 million and a share holdback of $20.0 million. The ASR transaction was settled in November 2016, at which time the financial institution delivered additional shares to us. The number of shares ultimately received was based upon the volume-weighted average price of our common stock during the term of the ASR. We applied the $400.0 million ASR to this program. In addition to the ASR, during the fiscal year ended September 30, 2016, we purchased $231.2 million of our common stock under this program. During the fiscal year ended September 30, 2017, we purchased $118.8 million of our common stock to complete our authorization under this program.
In November 2016, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion in shares of our common stock, subject to market conditions. During the fiscal year ended September 30, 2017, we purchased $211.1 million of our common stock under this program. During the fiscal year ended September 30, 2018, we purchased $663.1 million of our common stock under this program, which included $24.0 million of September 2018 purchases that cash settled in October 2018. As of September 30, 2018, we had $125.8 million of availability remaining under this program.
In October 2018, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion of our shares of common stock, subject to market conditions.
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
In June 2013, we commenced a strategy to mitigate the dilutive effect of the Warrants upon exercise. Prior to fiscal 2016, we purchased 18.8 million shares of our common stock for $1,774.1 million under special share repurchase programs. During the fiscal year ended September 30, 2016, we purchased 26.3 million shares of our common stock for $1,535.1 million under a special share repurchase program.
In March 2016, the 2016 Warrants were exercised for $1,168.9 million in cash. In August 2016, the 2017 Warrants were amended so that they became exercisable in whole or in part during the six-month period beginning in August 2016 at an exercise price of $52.50. In August 2016, the 2017 Warrants were exercised by WBA for $1,191.6 million in cash.
The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments as of September 30, 2018:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$309,125	$89,589	$26,561	$84,198	$509,473
1-3 years	1,193,604	160,618	56,111	107,635	1,517,968
4-5 years	712,650	118,232	49,992	65,617	946,491
After 5 years	3,893,913	143,714	107,146	163,374	4,308,147
Total	$6,109,292	$512,153	$239,810	$420,824	$7,282,079

[1] Represents the portion of future minimum lease payments relating to facility leases where we were determined to be the accounting owner (see Note 1 of the Notes to Consolidated Financial Statements). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future non-cash termination of the financing obligation.

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We currently estimate that our liability related to the transition tax is $219.6 million, net of overpayments and tax credits, as of September 30, 2018, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.
We outsource to IBM Global Services a significant portion of our data center operations. The remaining commitment under our arrangement, which expires in January 2021, is approximately $33.7 million as of September 30, 2018, $15.0 million of which represents our commitment in fiscal 2019, and is included in "Other commitments" in the above table.
Our liability for uncertain tax positions was $112.9 million (including interest and penalties) as of September 30, 2018. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.
During the fiscal years ended September 30, 2018 and 2017, our operating activities provided cash of $1,411.4 million and $1,504.1 million, respectively. Cash provided by operations in the fiscal year ended September 30, 2018 was principally the result of net income of $1,615.9 million, an increase in accounts payable of $859.0 million, and an increase in income taxes payable of $209.9 million, offset in part by an increase in accounts receivable of $657.8 million and a decrease in accrued expenses of $537.9 million. The increase in accounts payable was primarily driven by the timing of scheduled payments to suppliers. The increase in income taxes payable was primarily driven by a one-time transition tax on historical foreign earnings and profits through December 31, 2017 in connection with tax reform. The decrease in accrued expenses was primarily driven by the payment of a legal settlement of $625.0 million, plus interest (see Note 13 of the Notes to the Consolidated Financial Statements). The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. Non-cash items were comprised primarily of a $795.5 million deferred income tax benefit, $318.5 million of depreciation expense, and $191.6 million of amortization expense. The deferred income tax benefit was primarily the result of applying a lower U.S. federal income tax rate to our net deferred tax liabilities as of December 31, 2017 in connection with tax reform.
Deterioration of general economic conditions, among other factors, could adversely affect the number of prescriptions that are filled and the amount of pharmaceutical products purchased by consumers and, therefore, could reduce purchases by our customers. In addition, volatility in financial markets may also negatively impact our customers' ability to obtain credit to finance their businesses on acceptable terms. Reduced purchases by our customers or changes in the ability of our customers to remit payments to us could adversely affect our revenue growth, our profitability, and our cash flow from operations.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon an annual average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Fiscal Year Ended September 30,
	2018	2017	2016
Days sales outstanding	24.5	23.8	21.6
Days inventory on hand	29.9	30.1	30.0
Days payable outstanding	56.7	57.4	56.9
The increase in days sales outstanding from fiscal 2016 to fiscal 2017 was the result of a gradual change in payment terms with our largest customer.
Our cash flows from operating activities can vary significantly from period to period based upon fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the fiscal year ended September 30, 2018 included $162.1 million of interest payments and $104.0 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2017 included $125.3 million of interest payments and $105.0 million of income tax payments, net of refunds. Operating cash flows during the fiscal year ended September 30, 2016 included $123.5 million of interest payments and $17.5 million of income tax payments, net of refunds.
During the fiscal years ended September 30, 2017 and 2016, our operating activities provided cash of $1,504.1 million and $3,178.5 million, respectively. Cash provided by operations in the fiscal year ended September 30, 2017 was principally the result of an increase in accounts payable of $1,473.4 million, non-cash items of $672.5 million, an increase in accrued expenses of $661.2 million, and net income of $364.5 million, offset in part by an increase in accounts receivable of $1,277.9 million and an increase in merchandise inventories of $431.5 million. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of scheduled payments to our suppliers. The non-cash items were comprised primarily of $319.1 million of deferred income tax expense, $262.4 million of depreciation expense, $169.9 million of amortization expense, and a LIFO credit of $157.8 million. The increase in accrued expenses was primarily driven by a litigation accrual of $625.0 million (see Note 13 of the Notes to the Consolidated Financial Statements). The increase in accounts receivable was the result of our revenue growth and a gradual change in payment terms with our largest customer that occurred between May 2016 and February 2017 as part of a contract amendment that, among other things, extended the term of our relationship with the customer. We increased our merchandise inventories as of September 30, 2017 to support the increase in business volume.
Capital expenditures in the fiscal years ended September 30, 2018, 2017, and 2016 were $336.4 million, $466.4 million, and $464.6 million, respectively. Significant capital expenditures in fiscal 2018 and 2017 included technology initiatives, including costs related to enhancing and upgrading our information technology systems and costs associated with expanding distribution capacity. Significant capital expenditures in fiscal 2016 included costs associated with expanding distribution capacity, technology initiatives, including costs related to the development of track-and-trace technology, and the expansion of support facilities.
We currently expect to spend approximately $300 million for capital expenditures during fiscal 2019. Larger 2019 capital expenditures include costs related to new facilities and various technology initiatives.
In the fiscal year ended September 30, 2018, we acquired H.D. Smith, the largest independent pharmaceutical wholesaler in the United States, for $815.0 million, and we acquired a northeast regional animal health distributor for $70.0 million to expand our animal health business. In addition, we made incremental investments in Brazil totaling $78.1 million. The cash used for the above investments was offset by $179.6 million of cash consolidated in connection with the Brazil investments (see Note 2 of the Notes to Consolidated Financial Statements). In the fiscal year ended September 30, 2016 we acquired PharMEDium, a leading national provider of outsourced compounded sterile preparations, for $2.7 billion.
Net cash used in financing activities in the fiscal year ended September 30, 2018 principally included the early retirement of the $400 million of 4.875% senior notes, $639.2 million in purchases of our common stock, and $333.0 million in cash dividends paid on our common stock, offset in part by the issuance of $750.0 million of 3.45% senior notes and $500 million of 4.3% senior notes.
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
Our board of directors approved the following quarterly dividend increases:

Dividend Increases
	Per Share
Date	New Rate	Old Rate	% Increase
November 2015	$0.340	$0.290	17%
November 2016	$0.365	$0.340	7%
November 2017	$0.380	$0.365	4%
November 2018	$0.400	$0.380	5%
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Market Risk
We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1.0 billion of variable-rate debt outstanding as of September 30, 2018. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of September 30, 2018.
We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,492.5 million in cash and cash equivalents as of September 30, 2018. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.
We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Euro, the U.K. Pound Sterling, the Canadian Dollar, and the Brazilian Real. Revenue from our foreign operations is less than two percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes. As of September 30, 2018, we had one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$17.5 million outstanding note.

Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; increased public concern over the abuse of opioid medications; prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company’s tax positions and/or the Company’s tax liabilities or adverse resolution of challenges to the Company’s tax positions; regulatory or enforcement action in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; suspension of production of CSPs, including continued suspension at our Memphis facility; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including with respect to foreign operations), resulting in a charge to earnings; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of H. D. Smith and PharMEDium, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; the effects of disruption from the transactions on the respective businesses of the Company and H. D. Smith and the fact that the transactions may make it more difficult to establish or maintain relationships with employees, suppliers, customers and other business partners; the Company's ability to manage and complete divestitures; the disruption of the Company’s cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company’s business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) in Item 1A (Risk Factors), (iii) Item 1 (Business), (iv) elsewhere in this report, and (v) in other reports filed by the Company pursuant to the Securities Exchange Act.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AmerisourceBergen Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmerisourceBergen Corporation and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1985.
Philadelphia, Pennsylvania
November 20, 2018

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,492,516	$2,435,115
Accounts receivable, less allowances for returns and doubtful accounts: 2018 — $1,036,333; 2017 — $1,050,361	11,314,226	10,303,324
Merchandise inventories	11,918,508	11,461,428
Prepaid expenses and other	169,122	103,432
Total current assets	25,894,372	24,303,299

Property and equipment, at cost:
Land	39,875	40,302
Buildings and improvements	1,086,909	979,589
Machinery, equipment, and other	2,281,124	2,071,314
Total property and equipment	3,407,908	3,091,205
Less accumulated depreciation	(1,515,484)	(1,293,260)
Property and equipment, net	1,892,424	1,797,945

Goodwill	6,664,272	6,044,281
Other intangible assets	2,947,828	2,833,281
Other assets	270,942	337,664

TOTAL ASSETS	$37,669,838	$35,316,470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$26,836,873	$25,404,042
Accrued expenses and other	881,157	1,402,002
Short-term debt	151,657	12,121
Total current liabilities	27,869,687	26,818,165

Long-term debt	4,158,532	3,429,934
Long-term financing obligation	352,296	351,635
Accrued income taxes	299,600	84,257
Deferred income taxes	1,829,410	2,492,612
Other liabilities	110,352	75,406

Stockholders' equity:
Common stock, $0.01 par value — authorized, issued, and outstanding: 2018 — 600,000,000 shares, 283,588,463 shares and 213,217,882 shares; 2017 — 600,000,000 shares, 280,584,076 shares and 217,993,598 shares	2,836	2,806
Additional paid-in capital	4,715,473	4,517,635
Retained earnings	3,720,582	2,395,218
Accumulated other comprehensive loss	(79,253)	(95,850)
Treasury stock, at cost: 2018 — 70,370,581 shares; 2017 — 62,590,478 shares	(5,426,814)	(4,755,348)
Total AmerisourceBergen Corporation stockholders' equity	2,932,824	2,064,461
Noncontrolling interest	117,137	—
Total equity	3,049,961	2,064,461

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,669,838	$35,316,470
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share data)	2018	2017	2016
Revenue	$167,939,635	$153,143,826	$146,849,686
Cost of goods sold	163,327,318	148,597,824	142,577,080
Gross profit	4,612,317	4,546,002	4,272,606
Operating expenses:
Distribution, selling, and administrative	2,460,301	2,128,730	2,091,237
Depreciation	283,971	237,100	212,242
Amortization	181,156	160,503	152,493
Warrants	—	—	140,342
Employee severance, litigation, and other	183,520	959,327	102,911
Pension settlement	—	—	47,607
Goodwill impairment	59,684	—	—
Operating income	1,443,685	1,060,342	1,525,774
Other loss (income)	25,469	(2,730)	(5,048)
Interest expense, net	174,699	145,185	139,912
Loss on consolidation of equity investments	42,328	—	—
Loss on early retirement of debt	23,766	—	—
Income before income taxes	1,177,423	917,887	1,390,910
Income tax (benefit) expense	(438,469)	553,403	(37,019)
Net income	1,615,892	364,484	1,427,929
Net loss attributable to noncontrolling interest	42,513	—	—
Net income attributable to AmerisourceBergen Corporation	$1,658,405	$364,484	$1,427,929

Earnings per share:
Basic	$7.61	$1.67	$6.73
Diluted	$7.53	$1.64	$6.32

Weighted average common shares outstanding:
Basic	217,872	218,375	212,206
Diluted	220,336	221,602	225,959
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Net income	$1,615,892	$364,484	$1,427,929
Other comprehensive income:
Foreign currency translation adjustments	(36,904)	16,540	(9,311)
Loss on consolidation of equity investments	45,941	—	—
Pension plan adjustment, net of tax of $19,054	—	—	31,538
Other	(756)	1,918	(202)
Total other comprehensive income	8,281	18,458	22,025
Total comprehensive income	1,624,173	382,942	1,449,954
Comprehensive loss attributable to noncontrolling interest	50,829	—	—
Comprehensive income attributable to AmerisourceBergen Corporation	$1,675,002	$382,942	$1,449,954
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury	Non-controlling Interest	Total
September 30, 2015	$2,750	$3,736,477	$1,164,489	$(136,333)	$(4,150,997)	$—	$616,386
Net income	—	—	1,427,929	—	—	—	1,427,929
Other comprehensive income	—	—	—	22,025	—	—	22,025
Cash dividends, $1.36 per share	—	—	(288,477)	—	—	—	(288,477)
Exercises of stock options	22	74,746	—	—	—	—	74,768
Share-based compensation expense	—	64,992	—	—	—	—	64,992
Common stock purchases for employee stock purchase plan	—	(548)	—	—	—	—	(548)
Warrants expense	—	140,342	—	—	—	—	140,342
Exercises of warrants	—	336,998	—	—	2,023,481	—	2,360,479
Purchases of common stock	—		—	—	(1,866,344)	—	(1,866,344)
Accelerated share repurchase transaction	—	(20,000)	—	—	(380,000)	—	(400,000)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(22,148)	—	(22,148)
Other	6	(6)	—	—	—	—	—
September 30, 2016	2,778	4,333,001	2,303,941	(114,308)	(4,396,008)	—	2,129,404
Adoption of ASU 2016-09 (see Note 1)	—	—	47,063	—	—	—	47,063
Net income	—	—	364,484	—	—	—	364,484
Other comprehensive income	—	—	—	18,458	—	—	18,458
Cash dividends, $1.46 per share	—	—	(320,270)	—	—	—	(320,270)
Exercises of stock options	25	102,898	—	—	—	—	102,923
Share-based compensation expense	—	62,206	—	—	—	—	62,206
Common stock purchases for employee stock purchase plan	—	(467)	—	—	—	—	(467)
Purchases of common stock	—	—	—	—	(329,929)	—	(329,929)
Settlement of accelerated share repurchase transaction	—	20,000	—	—	(20,000)	—	—
Employee tax withholdings related to restricted share vesting	—	—	—	—	(9,411)	—	(9,411)
Other	3	(3)	—	—	—	—	—
September 30, 2017	2,806	4,517,635	2,395,218	(95,850)	(4,755,348)	—	2,064,461
Consolidation of variable interest entity	—	—	—	—	—	167,966	167,966
Net income (loss)	—	—	1,658,405	—	—	(42,513)	1,615,892
Other comprehensive income (loss)	—	—	—	16,597	—	(8,316)	8,281
Cash dividends, $1.52 per share	—	—	(333,041)	—	—	—	(333,041)
Exercises of stock options	27	138,429	—	—	—	—	138,456
Share-based compensation expense	—	62,316	—	—	—	—	62,316
Common stock purchases for employee stock purchase plan	—	(341)	—	—	—	—	(341)
Purchases of common stock	—	—	—	—	(663,220)	—	(663,220)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(8,246)	—	(8,246)
Other	3	(2,566)	—	—	—	—	(2,563)
September 30, 2018	$2,836	$4,715,473	$3,720,582	$(79,253)	$(5,426,814)	$117,137	$3,049,961
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$1,615,892	$364,484	$1,427,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	318,483	262,420	232,538
Amortization, including amounts charged to interest expense	191,626	169,911	159,628
Provision for doubtful accounts	16,660	8,934	13,124
(Benefit) provision for deferred income taxes	(795,524)	319,069	(130,927)
Warrants expense	—	—	140,342
Share-based compensation expense	62,316	62,206	64,992
LIFO expense (credit)	67,324	(157,782)	200,230
Goodwill impairment	59,684	—	—
Impairment of non-customer note receivable	30,000	—	—
Loss on consolidation of equity investments	42,328	—	—
Loss on early retirement of debt	23,766	—	—
(Gain) loss on the sale of assets	(6,444)	1,314	2,234
Gain on sale of business	—	(3,677)	—
Pension settlement	—	—	47,607
Other	(12,634)	10,107	(7,405)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(657,770)	(1,277,896)	(912,724)
Merchandise inventories	(4,923)	(431,454)	(1,107,252)
Prepaid expenses and other assets	(57,211)	33,646	(46,159)
Accounts payable	859,036	1,473,389	3,011,508
Income taxes payable	209,899	27,192	93,043
Accrued expenses	(537,905)	661,174	(43,267)
Other liabilities	(13,215)	(18,899)	33,056
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,411,388	1,504,138	3,178,497
INVESTING ACTIVITIES
Capital expenditures	(336,411)	(466,397)	(464,616)
Cost of acquired companies, net of cash acquired	(785,299)	(61,648)	(2,731,356)
Cost of equity investments	—	(11,347)	(19,034)
Proceeds from sale of business	—	12,094	—
Proceeds from sales of investment securities available-for-sale	—	74,778	101,829
Purchases of investment securities available-for-sale	—	(48,635)	(42,083)
Other	10,596	3,114	(13,919)
NET CASH USED IN INVESTING ACTIVITIES	(1,111,114)	(498,041)	(3,169,179)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	1,314,430	—	1,000,000
Senior notes and other loan repayments	(681,001)	(750,000)	(800,000)
Borrowings under revolving and securitization credit facilities	25,129,704	9,336,400	8,846,876
Repayments under revolving and securitization credit facilities	(25,127,438)	(9,335,953)	(8,333,662)
Payment of premium on early retirement of debt	(22,348)	—	—
Purchases of common stock	(639,235)	(329,929)	(2,266,344)
Exercises of warrants	—	—	2,360,479
Exercises of stock options	138,456	102,923	74,768
Cash dividends on common stock	(333,041)	(320,270)	(288,477)
Employee tax withholdings related to restricted share vesting	(8,246)	(9,411)	(22,148)
Other	(14,154)	(6,574)	(6,420)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(242,873)	(1,312,814)	565,072
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,401	(306,717)	574,390
Cash and cash equivalents at beginning of year	2,435,115	2,741,832	2,167,442
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,492,516	$2,435,115	$2,741,832

See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
Note 1. Summary of Significant Accounting Policies
AmerisourceBergean Corporation and its subsidiaries, including less than wholly-owned subsidiaries in which AmerisourceBergen Corporation has a controlling financial interest (the "Company"), is one of the largest global pharmaceutical sourcing and distribution services companies, helping both healthcare providers and pharmaceutical and biotech manufacturers improve patient access to products and enhance patient care. The Company delivers innovative programs and services designed to increase the effectiveness and efficiency of the pharmaceutical supply chain in both human and animal health.
Basis of Presentation
The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of the Company as of the dates and for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are exercised. It also allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. During the quarter ended December 31, 2016, the Company early adopted ASU 2016-09, which resulted in a cumulative adjustment to retained earnings and the establishment of a deferred tax asset as of October 1, 2016 of $47.1 million for previously unrecognized tax benefits. The Company elected to adopt the Statement of Cash Flows presentation of the excess tax benefits prospectively.
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
The Company completed its evaluation of the impact of adopting ASU 2016-08, ASU 2016-10, and ASU 2014-09, collectively Accounting Standards Codification 606 or "ASC 606". The Company adopted ASC 606 as of October 1, 2018 on a modified retrospective basis. The adoption had an immaterial impact on the Company's October 1, 2018 retained earnings and will not have a material impact on the Company's revenues, results of operations, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted
 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Entities are permitted to adopt the standard early, and a modified retrospective application is required. The Company anticipates that the adoption of this new accounting standard will have a material impact on the Company's Consolidated Balance Sheets. However, the Company continues to evaluate the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact on the results of operations or cash flows at this time. The Company expects to adopt this standard in the first quarter of fiscal 2020.
As of September 30, 2018, there were no other recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.
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
The Company's trade accounts receivables are exposed to credit risk. Revenue from the various agreements and arrangements with the Company's largest customer in the fiscal year ended September 30, 2018, Walgreens Boots Alliance, Inc. ("WBA"), accounted for approximately 33% of revenue and represented approximately 49% of accounts receivable, net of incentives, as of September 30, 2018. Express Scripts, Inc., the Company's second largest customer in the fiscal year ended September 30, 2018, accounted for approximately 13% of revenue and represented approximately 8% of accounts receivable, net as of September 30, 2018. The Company generally does not require collateral for trade receivables. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, industry trends, and its customers' financial strength, credit standing, and payment and default history. Changes in these factors, among others, may lead to adjustments in the Company's allowance for doubtful accounts. The calculation of the required allowance requires judgment by Company management as to the impact of those and other factors on the ultimate realization of its trade receivables. Each of the Company's business units performs ongoing credit evaluations of its customers' financial condition and maintains reserves for probable bad debt losses based upon historical experience and for specific credit problems when they arise. There were no significant changes to this process during the fiscal years ended September 30, 2018, 2017, and 2016, and bad debt expense was computed in a consistent manner during these periods.
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
The Company has one foreign currency denominated contract outstanding that hedges the foreign currency exchange risk of a C$17.5 million note outstanding as of September 30, 2018.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite lives, such as certain trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of these impairment tests, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are less than the respective carrying values of those reporting units and indefinite-lived intangible assets, respectively. The Company elected to bypass performing the qualitative assessment and, in the fourth quarter of fiscal 2018, went directly to performing our annual quantitative assessments of the goodwill and indefinite-lived intangible assets for the current year. The Company may elect to perform the qualitative annual assessment in future periods.
The goodwill impairment test requires us to compare the carrying value of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill allocated to the reporting unit.
Goodwill arises from acquisitions or consolidations of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company identifies its reporting units based upon the Company's management reporting structure, beginning with its operating segments. The Company evaluates whether the components within its operating segments have similar economic characteristics, which include the nature of the components' products, services, and production processes, the types of customers and the methods by which products or services are delivered to customers, and the components' regulatory environment. The Company's reporting units include Pharmaceutical Distribution Services, Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), AmerisourceBergen Consulting Services ("ABCS"), World Courier, and MWI Animal Health ("MWI").
The Company utilizes an income-based approach to value its reporting units, with the exception of the Profarma reporting unit, the fair value of which is based upon its publicly-traded stock price, plus an estimated control premium. The income-based approach relies on a discounted cash flow analysis, which considers forecasted cash flows discounted at an appropriate discount rate, to determine the fair value of each reporting unit. The Company generally believes that market participants would use a discounted cash flow analysis to determine the fair value of the Company's reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization, capital expenditures, and working capital requirements, which are based upon the Company's long-range plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. While the Company uses the best available information to prepare its cash flows and discount rate assumptions, actual future cash flows and/or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company's overall methodology and the population of assumptions used have remained unchanged.
The impairment test for indefinite-lived intangibles other than goodwill (certain trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method. The Company believes the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such indefinite-lived trademarks and trade names and not having to pay a royalty for their use.
The Company completed its required annual impairment tests relating to goodwill and indefinite-lived intangible assets in the fourth quarter of the fiscal years ended September 30, 2018, 2017, and 2016. The Company recorded a goodwill impairment of $59.7 million in its Profarma reporting unit in connection with its fiscal 2018 annual impairment test (see Note 5). No goodwill impairments were recorded in the fiscal years ended September 30, 2017 and 2016. No indefinite-lived intangible asset impairments were recorded in the fiscal years ended September 30, 2018, 2017, and 2016.
In connection with the goodwill impairment recorded in the Profarma reporting unit, the Company first performed a recoverability assessment of Profarma's long-lived assets by comparing its undiscounted cash flows to the carrying value of the asset group, and it was determined to be recoverable; however, the forecasted undiscounted cash flows used to perform the recoverability assessment are inherently uncertain and include assumptions that could differ from actual results in future periods.
Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. The Company performs a recoverability assessment of its long-lived assets when impairment indicators are present.
PharMEDium Healthcare Holdings, Inc.'s ("PharMEDium") long-lived assets were also tested for recoverability in fiscal 2018 due to the existence of an impairment indicator. The Company voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee after U.S. Food and Drug Administration ("FDA") inspections of PharMEDium's compounding facilities. The Company concluded that the suspension of production activity represented an impairment indicator of PharMEDium's long-lived assets and, therefore, performed a recoverability assessment of PharMEDium's long-lived assets. The recoverability assessment was based on the carrying value of the PharMEDium asset group, excluding goodwill. The carrying value of the asset group was $903 million as of September 30, 2018. The Company concluded that PharMEDium's long-lived assets are recoverable as of September 30, 2018; however, the forecasted undiscounted cash flows used to perform the recoverability assessment are inherently uncertain and include assumptions, such as the timing of resumed production activities and profitability, that could differ from actual results in future periods.
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
Investment Securities Available-For-Sale
The Company's marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and evaluates the classifications at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based upon each instrument's underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company's marketable debt securities are carried at fair value, with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Loss in Stockholders' Equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method. As of September 30, 2018 and 2017, the Company had no investment securities available-for-sale.

Investments
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
Merchandise Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 75% and 80% of the Company's inventories as of September 30, 2018 and 2017, respectively, has been determined using the last-in, first-out ("LIFO") method. If the Company had used the first-in, first-out method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $1,534.4 million and $1,467.0 million higher than the amounts reported as of September 30, 2018 and 2017, respectively. The Company recorded LIFO expense of $67.3 million and $200.2 million in the fiscal years ended September 30, 2018 and 2016, respectively, and a LIFO credit of $157.8 million in the fiscal year ended September 30, 2017. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences, many of which are difficult to predict. Changes to any of the above factors can have a material impact to the Company's annual LIFO provision.
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
The Company's customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer. As of September 30, 2018 and 2017, the Company's accrual for estimated customer sales returns was $988.8 million and $1,001.7 million, respectively.
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
Share-Based Compensation
The Company accounts for the compensation cost of all share-based payments at fair value. The Company estimates the fair value of option grants using a binomial option pricing model. The fair value of restricted stock units and performance stock units is based upon the grant date market price of the Company’s common stock.
Share-based compensation expense is recognized over the requisite service period within Distribution, Selling, and Administrative in the Consolidated Statements of Operations to correspond with the same line item as the cash compensation paid to employees. Compensation expense associated with nonvested performance stock units is dependent upon the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued.
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
Shipping and Handling Costs
Shipping and handling costs include all costs to warehouse, pick, pack, and deliver inventory to customers. These costs, which were $590.8 million, $517.3 million, and $494.7 million for the fiscal years ended September 30, 2018, 2017, and 2016, respectively, are included in Distribution, Selling, and Administrative in the Company's Consolidated Statements of Operations.
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
Note 2. Acquisitions and Investments
PharMEDium
On November 6, 2015, the Company acquired PharMEDium for $2.7 billion in cash, which included certain purchase price adjustments. PharMEDium is a leading national provider of outsourced compounded sterile preparations to acute care hospitals in the United States. PharMEDium's operating results are included within the Pharmaceutical Distribution Services reportable segment.
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
NEVSCO
In December 2017, the Company acquired Northeast Veterinary Supply Company ("NEVSCO") for $70.0 million in cash, subject to a final working capital adjustment. NEVSCO was an independent, regional distributor of veterinary pharmaceuticals and medical supplies serving primarily the northeast region of the United States and is expected to strengthen MWI's support of independent veterinary practices and provide even greater value and care to current and future animal health customers. NEVSCO has been included within the MWI operating segment.
The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values on the date of acquisition. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital and income tax account balances. There can be no assurance that the estimated amounts recorded will represent the final fair values. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $30.9 million, which has been allocated to goodwill. The estimated fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $10.3 million, $6.7 million, and $3.0 million, respectively. The estimated fair value of the intangible assets acquired of $29.8 million primarily consists of customer relationships, which the Company is amortizing over its estimated useful life of 15 years. Goodwill and intangible assets resulting from the acquisition are expected to be deductible for income tax purposes.
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
The purchase price has been preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values on the date of acquisition. The preliminary allocation is incomplete principally due to the finalization of income tax account balances. There can be no assurance that the estimated amounts recorded will represent the final fair values. The purchase price currently exceeds the estimated fair value of the net tangible and intangible assets acquired by $499.9 million, which was allocated to goodwill. The fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $163.1 million, $350.7 million, and $366.1 million, respectively. The estimated fair value of the intangible assets acquired of $167.8 million consisted of customer relationships of $156.6 million and a tradename of $11.2 million. The Company is amortizing the estimated fair value of the customer relationships and the tradename over their estimated useful lives of 12 and 2 years, respectively. The Company established a deferred tax liability of $60.6 million primarily in connection with the intangible assets acquired. Goodwill and intangible assets resulting from the acquisition are not expected to be deductible for income tax purposes.
Profarma and Specialty Joint Venture
As of September 30, 2017, the Company held a noncontrolling ownership interest in Profarma, a leading pharmaceutical wholesaler in Brazil, and an ownership interest in a joint venture with Profarma to provide specialty distribution and services in the Brazilian marketplace (the "specialty joint venture"). The Company had accounted for these interests as equity method investments, which were reported in Other Assets on the Company's Consolidated Balance Sheets. In January 2018, the Company invested an additional $62.5 million in Profarma and an additional $15.6 million in the specialty joint venture to increase its ownership interests to 38.2% and 64.5%, respectively. In connection with the additional investment in Profarma, the Company received substantial governance rights, thereby requiring it to begin consolidating the operating results of Profarma as of March 31, 2018 (see Note 3). The Company also began to consolidate the operating results of the specialty joint venture as of March 31, 2018 due to its majority ownership interest. In September 2018, the Company made an additional investment of $23.6 million in the specialty joint venture to increase its ownership interest to 89.9%. Profarma and the specialty joint venture have been included within the Pharmaceutical Distribution reportable segment and Other, respectively.
The fair value of Profarma, including the noncontrolling interest, was determined based upon an agreed-upon stock price and has been preliminarily allocated to the underlying assets and liabilities consolidated based upon their fair values at the time of the January 2018 investment. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital and income tax account balances. There can be no assurance that the estimated amounts recorded will represent the final fair values. The fair value of Profarma upon obtaining control exceeded the estimated fair value of the net tangible and intangible assets consolidated by $142.0 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, accounts payable and accrued expenses was $160.1 million, $190.5 million, and $167.7 million, respectively. The Company consolidated short-term debt and long-term debt of $209.9 million and $12.4 million, respectively, cash of $150.8 million, and recorded a noncontrolling interest of $168.0 million. The estimated fair value of the intangible assets consolidated of $84.6 million consisted of customer relationships of $25.9 million and tradenames of $58.7 million. The Company is amortizing the customer relationships over its estimated useful life of 15 years and the tradenames over their estimated useful lives of between 15 and 25 years. The Company established a deferred tax liability of $50.1 million primarily in connection with the intangible assets that were recognized. Goodwill and intangible assets resulting from the consolidation are not expected to be deductible for income tax purposes.
The fair value of the specialty joint venture was determined based upon the cost of the incremental ownership percentage acquired from the January 2018 investment and was allocated to the underlying assets and liabilities consolidated based upon their estimated fair values at the time of the January 2018 investment. The preliminary allocation is pending the finalization of the appraisals of intangible assets and the finalization of working capital and income tax account balances. There can be no assurance that the estimated amounts recorded will represent the final fair values. The fair value of the specialty joint venture currently exceeds the estimated fair value of the net tangible and intangible assets consolidated by $3.5 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventory, accounts payable and accrued expenses was $65.0 million, $29.1 million, and $54.3 million, respectively. The Company consolidated short-term debt and cash of $32.7 million and $28.9 million, respectively. The estimated fair value of the intangible assets consolidated of $4.6 million is being amortized over its estimated useful life of 15 years. Goodwill and intangible assets resulting from the consolidation are not expected to be deductible for income tax purposes.
In connection with the incremental Brazil investments, the Company adjusted the carrying values of its previously held equity interests in Profarma and the specialty joint venture to equal their fair values, which were determined to be $103.1 million and $31.2 million, respectively. These represent Level 2 nonrecurring fair value measurements. The adjustments resulted in a pretax loss of $42.3 million and were comprised of foreign currency translation adjustments from Accumulated Other Comprehensive Loss of $45.9 million, a $12.4 million gain on the remeasurement of Profarma's previously held equity interest, and an $8.8 million loss on the remeasurement of the specialty joint venture's previously held equity interest.

Note 3. Variable Interest Entity
As discussed in Note 2, the Company made an additional investment in Profarma. In connection with this investment, the Company obtained substantial governance rights, allowing it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidated the operating results of Profarma in its consolidated financial statements as of and for the periods ended September 30, 2018. The Company is not obligated to provide future financial support to Profarma.
The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheet:

(in thousands)	September 30, 2018
Cash and cash equivalents	$26,801
Accounts receivables, net	144,646
Merchandise inventories	168,931
Prepaid expenses and other	61,924
Property and equipment, net	32,667
Goodwill	82,309
Other intangible assets	80,974
Other long-term assets	8,912
Total assets	$607,164

Accounts payable	$150,102
Accrued expenses and other	37,195
Short-term debt	115,461
Long-term debt	39,704
Deferred income taxes	46,137
Other long-term liabilities	31,988
Total liabilities	$420,587
Profarma's assets can only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.
Note 4. Income Taxes
The following illustrates domestic and foreign income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Domestic	$704,935	$394,721	$906,415
Foreign	472,488	523,166	484,495
Total	$1,177,423	$917,887	$1,390,910

The income tax (benefit) provision for the periods indicated is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Current provision:
Federal	$247,755	$141,071	$11,892
State and local	39,328	35,950	26,741
Foreign	69,972	57,313	55,275
Total current provision	357,055	234,334	93,908
Deferred (benefit) provision:
Federal	(828,023)	265,074	(119,218)
State and local	33,887	54,995	(11,490)
Foreign	(1,388)	(1,000)	(219)
Total deferred (benefit) provision	(795,524)	319,069	(130,927)
(Benefit) provision for income taxes	$(438,469)	$553,403	$(37,019)
A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate for the periods indicated is as follows:

	Fiscal Year Ended September 30,
	2018	2017	2016
Statutory U.S. federal income tax rate	24.5%	35.0%	35.0%
State and local income tax rate, net of federal tax benefit	(0.1)	5.4	0.6
Foreign	(6.2)	(14.6)	(8.4)
Warrants	—	—	(32.8)
Valuation allowance	(1.4)	2.2	2.2
Excess tax benefits related to share-based compensation	(1.8)	(3.8)	—
Litigation settlements and accruals (see Note 13)	(6.3)	34.3	—
Goodwill impairment (see Note 5)	1.7	—	—
Tax reform	(52.0)	—	—
Capital gain on distribution	3.6	—	—
Other	0.8	1.8	0.7
Effective income tax rate	(37.2)%	60.3%	(2.7)%
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. In response to the 2017 Tax Act, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and that measurement period shall not extend beyond one year from the enactment date. SAB 118 provides guidance for registrants under three scenarios: (i) measurement of certain income tax effects is complete, (ii) measurement of certain income tax effects can be reasonably estimated, and (iii) measurement of certain income tax effects cannot be reasonably estimated. The Company has analyzed the income tax effects of the 2017 Tax Act and determined that measurement of the income tax effects can be reasonably estimated, and, as such, provisional amounts have been recorded. For the fiscal year ended September 30, 2018, the Company recognized income tax benefits of $612.6 million in Income Tax Expense (Benefit) on the Company's Consolidated Statements of Operations related to effects of the 2017 Tax Act, which are comprised of the following:
(a) in accordance with Accounting Standards Codification No. 740, which requires deferred taxes to be remeasured in the year of an income tax rate change, the Company recorded a deferred income tax benefit of $897.6 million in the fiscal year ended September 30, 2018 as a result of applying a lower U.S. federal income tax rate to the Company's net deferred tax liabilities as of December 31, 2017; and
(b) the 2017 Tax Act also requires a one-time transition tax to be recognized on historical foreign earnings and profits. In the fiscal year ended September 30, 2018, the Company initially recorded a current income tax expense of $310.0 million on historical foreign earnings and profits through December 31, 2017. The Company decreased its provisional transition tax by $25.0 million in the fourth quarter of the fiscal year ended September 30, 2018 as a result of a decline in its foreign cash and cash equivalents position as of September 30, 2018. The Company expects to pay $219.6 million related to the transition tax, which is net of overpayments and tax credits. The transition tax is payable in installments over a six-year period commencing in January 2021.
The measurement of income tax effects of the 2017 Tax Act cannot currently be completed due to the effective date of certain aspects of the 2017 Tax Act, including the impact on state taxes. Accordingly, the Company has recognized provisional amounts for the impact of the 2017 Tax Act within the accompanying consolidated financial statements as of and for the fiscal year ended September 30, 2018 and expects to finalize the measurement of all amounts related to the 2017 Tax Act in the fiscal quarter ending December 31, 2018.
Prior to the 2017 Tax Act, the Company intended to indefinitely reinvest its foreign cash in foreign investments and foreign operations. After further assessment of the impact of the 2017 Tax Act, the Company reevaluated its position and determined that it was no longer reinvested with respect to foreign subsidiaries whose undistributed earnings are able to be repatriated with minimal to no additional tax impact. Cumulative undistributed earnings of international subsidiaries were $1.9 billion as of September 30, 2018, $1.1 billion of which is considered permanently reinvested.
Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows:

	September 30,
(in thousands)	2018	2017
Merchandise inventories	$1,189,801	$1,519,779
Property and equipment	133,417	150,240
Goodwill and other intangible assets	853,747	1,214,597
Other	747	1,126
Gross deferred tax liabilities	2,177,712	2,885,742

Net operating loss and tax credit carryforwards	(421,808)	(320,180)
Capital loss carryforwards	—	(64,346)
Allowance for doubtful accounts	(20,126)	(25,871)
Accrued expenses	(17,363)	(36,188)
Employee and retiree benefits	(10,210)	(17,121)
Share-based compensation	(28,888)	(59,495)
Other	(49,892)	(81,009)
Gross deferred tax assets	(548,287)	(604,210)
Valuation allowance for deferred tax assets	199,985	211,080
Deferred tax assets, net of valuation allowance	(348,302)	(393,130)
Net deferred tax liabilities	$1,829,410	$2,492,612
The following tax carryforward information is presented as of September 30, 2018. The Company had $89.7 million of potential tax benefits from federal net operating loss carryforwards, $75.5 million of which expires in 1 to 19 years, $172.0 million of potential tax benefits from state net operating loss carryforwards expiring in 1 to 20 years, and $49.5 million of potential tax benefits from foreign net operating loss carryforwards, which have varying expiration dates. The Company had $3.9 million of state tax credit carryforwards, $122.9 million in federal alternative minimum tax credit carryforwards, and $2.1 million in foreign alternative minimum tax credit carryforwards.
In the fiscal year ended September 30, 2018, the Company decreased the valuation allowance on deferred tax assets by $11.1 million primarily due to the utilization of capital loss and foreign tax credit carryforwards for which a valuation allowance had been previously recorded. This decrease was offset in part by the additional valuation allowances on certain state and foreign net operating loss carryforwards. In the fiscal year ended September 30, 2017, the Company increased the valuation allowance on deferred tax assets by $45.5 million primarily due to the addition of certain state and foreign net operating loss carryforwards. Included in the $45.5 million valuation allowance is a $17.1 million valuation allowance that was established in connection with the adoption of ASU 2016-09 (see Note 1). This amount was not recognized in the Consolidated Statement of Operations in the fiscal year ended September 30, 2017.
In the fiscal year ended September 30, 2018 and 2017, tax benefits of $22.7 million and $36.7 million, respectively, related to the exercise of employee stock options and lapses of restricted stock units were recorded in Income Tax (Benefit) Expense in the Company's Consolidated Statement of Operations. In the fiscal year ended September 30, 2016, there were no tax benefits related to the exercise of employee stock options and lapses of restricted stock units. The tax benefits recognized in the fiscal year ended September 30, 2018 and 2017 are not necessarily indicative of amounts that may arise in future periods.
Income tax payments, net of refunds, were $104.0 million, $105.0 million, and $17.5 million in the fiscal years ended September 30, 2018, 2017, and 2016, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2014.
As of September 30, 2018 and 2017, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $112.9 million and $338.4 million, respectively ($89.4 million and $304.2 million, net of federal benefit, respectively). If recognized in the fiscal years ended September 30, 2018 and 2017, $71.1 million and $289.2 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. As of September 30, 2018 and 2017, included in the unrecognized tax benefits are $14.8 million and $14.5 million of interest and penalties, respectively, which the Company records in Income Tax (Benefit) Expense in the Company's Consolidated Statements of Operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the periods indicated is as follows:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Unrecognized tax benefits at beginning of period	$323,869	$75,766	$44,722
Additions of tax positions of the current year	2,804	252,866	24,145
Additions to tax positions of the prior years	558	1,049	11,840
Reductions of tax positions of the prior years	(224,878)	(668)	(1,407)
Settlements with taxing authorities	(1,847)	(3,285)	(2,589)
Expiration of statutes of limitations	(2,382)	(1,859)	(945)
Unrecognized tax benefits at end of period	$98,124	$323,869	$75,766
Included in the additions of unrecognized tax positions in the fiscal year ended September 30, 2017 is approximately $235.1 million for an uncertain tax position related to the $625.0 million civil litigation reserve recognized during the fiscal year ended September 30, 2017 (see Note 13). In the fiscal year ended September 30, 2017, this reserve was considered to be non-deductible. In September 2018, the Company made a payment of $625.0 million, plus interest, to resolve this litigation and it was determined that a portion of the settlement is deductible. Accordingly, the Company reduced its uncertain tax position by $224.9 million. During the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $14.7 million.
Other Information
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

Note 5. Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the fiscal years ended September 30, 2018 and 2017:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2016	$4,270,550	$1,720,947	$5,991,497
Goodwill recognized in connection with acquisitions	—	54,151	54,151
Goodwill disposed in connection with divestiture	—	(3,564)	(3,564)
Foreign currency translation	—	2,197	2,197
Goodwill as of September 30, 2017	4,270,550	1,773,731	6,044,281
Goodwill recognized in connection with acquisitions	641,909	39,352	681,261
Goodwill impairment	(59,684)	—	(59,684)
Foreign currency translation	—	(1,586)	(1,586)
Goodwill as of September 30, 2018	$4,852,775	$1,811,497	$6,664,272
In connection with the Company's annual goodwill impairment test as of July 1, 2018, the Company recorded a goodwill impairment of $59.7 million in its Profarma reporting unit. The fair value of the reporting unit was determined based upon Profarma's publicly-traded stock price, plus an estimated purchase premium. This represents a Level 2 nonrecurring fair value measurement.
The following is a summary of other intangible assets:

	September 30, 2018				September 30, 2017
(dollars in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,380	$—	$685,380	$685,088	$—	$685,088
Finite-lived:
Customer relationships	14 years	2,549,245	(555,440)	1,993,805	2,329,665	(408,636)	1,921,029
Trade names and other	13 years	397,946	(129,303)	268,643	325,353	(98,189)	227,164
Total other intangible assets		$3,632,571	$(684,743)	$2,947,828	$3,340,106	$(506,825)	$2,833,281
Amortization expense for finite-lived intangible assets was $181.2 million, $160.5 million, and $152.5 million in the fiscal years ended September 30, 2018, 2017, and 2016, respectively. Amortization expense for finite-lived intangible assets is estimated to be $182.9 million in fiscal 2019, $175.4 million in fiscal 2020, $171.4 million in fiscal 2021, $170.1 million in fiscal 2022, $169.1 million in 2023, and $1,393.5 million thereafter.

Note 6. Debt
Debt consisted of the following:

	September 30,
(in thousands)	2018	2017
Revolving credit note	$—	$—
Receivables securitization facility due 2019	500,000	500,000
Term loans due 2020	398,665	547,860
Multi-currency revolving credit facility due 2021	—	—
Overdraft facility due 2021 (£30,000)	13,269	12,121
$400,000, 4.875% senior notes due 2019	—	398,399
$500,000, 3.50% senior notes due 2021	498,392	497,877
$500,000, 3.40% senior notes due 2024	497,255	496,766
$500,000, 3.25% senior notes due 2025	495,632	494,950
$750,000, 3.45% senior notes due 2027	742,258	—
$500,000, 4.25% senior notes due 2045	494,298	494,082
$500,000, 4.30% senior notes due 2047	492,222	—
Capital lease obligations	745	—
Nonrecourse debt	177,453	—
Total debt	4,310,189	3,442,055
Less AmerisourceBergen Corporation current portion	13,976	12,121
Less nonrecourse current portion	137,681	—
Total, net of current portion	$4,158,532	$3,429,934
Multi-Currency Revolving Credit Facility
The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in November 2021, with a syndicate of lenders. In October 2018, the Company entered into an amendment to, among other things, extend the maturity to October 2023 and modify certain restrictive covenants, including modifications to allow for indebtedness of foreign subsidiaries. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based upon the Company's debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of September 30, 2018) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of September 30, 2018). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of September 30, 2018.
Commercial Paper Program
The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company's borrowing capacity as it is fully backed by the Company's Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of September 30, 2018 and 2017.

Receivables Securitization Facility
The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2019. In October 2018, the Company extended the maturity date to October 2021. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility.
In connection with the Receivables Securitization Facility, AmerisourceBergen Drug Corporation sells on a revolving basis certain accounts receivable to Amerisource Receivables Financial Corporation, a wholly-owned special purpose entity, which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. AmerisourceBergen Drug Corporation is the servicer of the accounts receivable under the Receivables Securitization Facility. As sold receivables are collected, additional receivables may be sold up to the maximum amount available under the facility. The facility is a financing vehicle utilized by the Company because it generally offers an attractive interest rate relative to other financing sources. The Company securitizes its trade accounts, which are generally non-interest bearing, in transactions that are accounted for as borrowings. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2018.
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
Term Loans
In February 2015, the Company entered into a $1.0 billion variable-rate term loan ("February 2015 Term Loan"), which matures in 2020. Through September 30, 2018, the Company elected to make principal payments, prior to the scheduled repayment dates, of $925.0 million on the February 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The February 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of September 30, 2018) and 0 basis points to 25 basis points over a base rate. The February 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2018.
In November 2015, the Company entered into a $1.0 billion variable-rate term loan ("November 2015 Term Loan"), which matures in 2020. Through September 30, 2018, the Company made a scheduled principal payment, as well as other principal payments prior to the scheduled repayment dates totaling $675.0 million on the November 2015 Term Loan, and as a result, the Company's next required principal payment is due upon maturity. The November 2015 Term Loan bears interest at a rate equal either to a base rate, plus a margin, or LIBOR, plus a margin. The margin is based on the public debt ratings of the Company and ranges from 75 basis points to 125 basis points over LIBOR (100 basis points as of September 30, 2018) and 0 basis points to 25 basis points over a base rate. The November 2015 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of September 30, 2018.
The February 2015 and November 2015 Term Loans (collectively, the "Term Loans") were scheduled to mature in November 2020 and February 2020, respectively. In October 2018, the Company refinanced the Term Loans by issuing a new variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points. The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility.
Senior Notes
In December 2017, the Company issued $750 million of 3.45% senior notes due December 15, 2027 (the "2027 Notes") and $500 million of 4.30% senior notes due December 15, 2047 (the "2047 Notes"). The 2027 Notes were sold at 99.76% of the principal amount and have an effective yield of 3.48%. The 2047 Notes were sold at 99.51% of the principal amount and have an effective yield of 4.33%. Interest on the 2027 Notes and the 2047 Notes is payable semi-annually in arrears and commenced on June 15, 2018. The 2027 and 2047 Notes rank pari passu to the Company's other senior notes, the Multi-Currency Revolving Credit Facility, the Revolving Credit Note, the Overdraft Facility, and the Term Loans.

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
The senior notes are collectively referred to as the "Notes." Interest on the Notes is payable semiannually in arrears. The Notes were sold at small discounts to the principal amounts and, therefore, have effective yields that are greater than the stated interest rates in the table above. Costs incurred in connection with the issuance of the Notes were deferred and are being amortized over the terms of the Notes. The indentures governing the Notes contain restrictions and covenants, which include limitations on additional indebtedness; distributions to stockholders; the repurchase of stock and the making of other restricted payments; issuance of preferred stock; creation of certain liens; transactions with subsidiaries and other affiliates; and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. An additional covenant requires compliance with a financial leverage ratio test, with which the Company was compliant as of September 30, 2018.
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
Other Information
Scheduled future principal payments of debt are $148.8 million in fiscal 2019, $595.7 million in fiscal 2020, $336.9 million in fiscal 2021, $500.0 million in fiscal 2022, none in fiscal 2023, and $2.8 billion thereafter.
Interest paid on the above indebtedness during the fiscal years ended September 30, 2018, 2017, and 2016 was $162.1 million, $125.3 million, and $123.5 million, respectively.
Total amortization of financing fees and the accretion of original issue discounts, which are recorded as components of Interest Expense, Net on the Consolidated Statements of Operations, were $7.7 million, $6.2 million, and $6.3 million, for the fiscal years ended September 30, 2018, 2017, and 2016, respectively.
Note 7. Stockholders' Equity and Weighted Average Common Shares Outstanding
The authorized capital stock of the Company consists of 600,000,000 shares of common stock, par value $0.01 per share (the "common stock"), and 10,000,000 shares of preferred stock, par value $0.01 per share (the "preferred stock").
The board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series with various designations and preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions. Except as required by law, or as otherwise provided by the board of directors of the Company, the holders of preferred stock will have no voting rights and will not be entitled to notice of meetings of stockholders. Holders of preferred stock will be entitled to receive, when declared by the board of directors, out of legally available funds, dividends at the rates fixed by the board of directors for the respective series of preferred stock, and no more, before any dividends will be declared and paid, or set apart for payment, on common stock with respect to the same dividend period. No shares of preferred stock have been issued as of September 30, 2018.
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

The following illustrates the components of Accumulated Other Comprehensive Loss, net of income taxes:

	September 30,
(in thousands)	2018	2017
Pension and postretirement adjustments	$(5,065)	$(4,186)
Foreign currency translation	(74,811)	(92,164)
Other	623	500
Total accumulated other comprehensive loss	$(79,253)	$(95,850)
In August 2013, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. During the six months ended March 31, 2016, the Company purchased 1.1 million shares of its common stock for a total of $100.0 million under this program. In May 2016, the Company's board of directors authorized a share purchase program that, together with availability remaining under the existing August 2013 share repurchase program, permitted the Company to purchase up to $750 million of its outstanding shares of common stock, subject to market conditions. In September 2016, the Company entered into an Accelerated Share Repurchase ("ASR") transaction with a financial institution and paid $400.0 million for the delivery of 4.5 million shares of its common stock. The initial payment of $400.0 million funded stock purchases of $380.0 million and a share holdback of $20.0 million. The ASR transaction was settled in November 2016, at which time the financial institution delivered an additional 0.5 million shares of the Company's common stock. The number of shares ultimately received was based upon the volume-weighted average price of the Company's common stock during the term of the ASR. The Company applied the 4.5 million shares from the ASR to the May 2016 share repurchase program. In addition to the ASR, the Company purchased 2.9 million shares of its common stock in fiscal 2016 for a total of $231.2 million under this program. During the fiscal year ended September 30, 2017, the Company purchased 2.1 million shares of its common stock (included 0.5 million shares of common stock received as part of the settlement of the ASR) for a total of $118.8 million to complete its authorization under this program.
In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the fiscal year ended September 30, 2017, the Company purchased 2.7 million shares of its common stock for a total of $211.1 million under this program. During the fiscal year ended September 30, 2018, the Company purchased 7.7 million shares of its common stock for a total of $663.1 million, which included $24.0 million of September 2018 purchases that cash settled in October 2018. As of September 30, 2018, the Company had $125.8 million of availability remaining under this program.
In October 2018, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions.
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
In June 2013, the Company commenced a strategy to mitigate the dilutive effect of the Warrants upon exercise. Prior to fiscal 2016, the Company purchased 18.8 million shares of its common stock for $1,774.1 million under special share repurchase programs. During the fiscal year ended September 30, 2016, the Company purchased 26.3 million shares of its common stock for a total of $1,535.1 million under a special share repurchase program.
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
Common Shares Outstanding
Basic earnings per share is computed by dividing net income attributable to AmerisourceBergen Corporation by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed by dividing net income attributable to AmerisourceBergen Corporation by the weighted average number of shares of common stock outstanding, plus the dilutive effect of stock options, restricted stock, restricted stock units, the unsettled ASR transaction, and the Warrants during the periods presented.
The following illustrates the components of diluted weighted average shares outstanding:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Weighted average common shares outstanding - basic	217,872	218,375	212,206
Effect of dilutive securities - stock options, restricted stock, restricted stock units, and the unsettled ASR transaction	2,464	3,227	3,338
Dilutive effect of the Warrants	—	—	10,415
Weighted average common shares outstanding - diluted	220,336	221,602	225,959
The potentially dilutive stock options, restricted stock, restricted stock units, the unsettled ASR transaction, and the Warrants that were antidilutive for the fiscal years ended September 30, 2018, 2017, and 2016 were 3.2 million, 4.1 million, and 3.1 million, respectively.
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

Revenue from the various agreements and arrangements with WBA was $54.7 billion, $45.4 billion, and $43.4 billion in the fiscal years ended September 30, 2018, 2017, and 2016, respectively. The Company's receivable from WBA, net of incentives, was $5.6 billion and $5.0 billion as of September 30, 2018 and 2017, respectively.
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

In June 2016, the Company transferred the surplus plan assets to its defined contribution 401(k) plan and recorded a charge of $17.1 million in Employee Severance, Litigation, and Other in the Company's Consolidated Statement of Operations.
Defined Contribution Plans
The Company sponsors the AmerisourceBergen Employee Investment Plan (the "Plan"), which is a defined contribution 401(k) plan covering salaried and certain hourly employees. Eligible participants may contribute to the plan from 1% to 50% of their regular compensation before taxes. Prior to January 1, 2017, the Company contributed $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. Effective January 1, 2017, the Company contributes $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary. Effective January 1, 2019, the Company will contribute $1.00 for each $1.00 invested by the participant up to the first 3% of the participant's salary and $0.50 for each additional $1.00 invested by the participant of up to an additional 2% of salary. An additional discretionary contribution, in an amount not to exceed the limits established by the Internal Revenue Code ("IRC"), may also be made depending upon the Company's performance. In connection with the termination of the salaried defined benefit plan, as discussed above, $17.1 million was transferred to the 401(k) plan in June 2016. In March 2017, the funds were contributed to participants who were eligible to participate in the 401(k) plan as of December 31, 2015, based upon their eligible calendar 2016 earnings. Based on the Company's performance in fiscal 2018, the Company recognized an expense for a discretionary contribution to the Plan in the fiscal year ended September 30, 2018. There was no discretionary contribution recognized for in the fiscal year ended September 30, 2017. All contributions are invested at the direction of the employee in one or more funds. All contributions vest immediately except for the discretionary contributions made by the Company, which vest in full after five years of credited service.
The Company also sponsors the AmerisourceBergen Corporation Benefit Restoration Plan. This unfunded plan provides benefits to selected key management, including all of the Company's executive officers. Prior to January 1, 2017, the Company contributed an amount equal to 4% of the participant's total cash compensation to the extent that his or her compensation exceeded the annual compensation limit established by Section 401(a) (17) of the IRC. Effective January 1, 2017, this plan provides eligible participants with an annual amount equal to 3% of the participant's total cash compensation to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the IRC. Effective January 1, 2019, this plan will provide eligible participants with an annual amount equal to 4% of the participant's total cash compensation to the extent that his or her compensation exceeds the annual compensation limit established by Section 401(a) (17) of the IRC.
Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2018, 2017, and 2016 were $37.9 million, $28.3 million, and $34.4 million, respectively.
Deferred Compensation Plan
The Company sponsors the AmerisourceBergen Corporation 2001 Deferred Compensation Plan. This unfunded plan, under which 2.96 million shares of common stock are authorized for issuance, allows eligible officers, directors, and key management employees to defer a portion of their annual compensation. The amount deferred may be allocated by the employee to cash, mutual funds, or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of common stock that could be purchased with the participant's compensation allocated to stock credits based upon the average of closing prices of common stock during each month, plus, at the discretion of the board of directors, up to one-half of a share of common stock for each full share credited. Stock credit distributions are made in shares of common stock. No shares of common stock have been issued under the deferred compensation plan through September 30, 2018. The Company's liability relating to its deferred compensation plan as of September 30, 2018 and 2017 was $27.5 million and $26.3 million, respectively.
Note 10. Share-Based Compensation
Stock Options
The Company's employee stock option plans provide for the granting of incentive and nonqualified stock options to acquire shares of common stock to employees at a price not less than the fair market value of the common stock on the date the option is granted. Option terms and vesting periods are determined at the date of grant by the Compensation Committee of the board of directors. Employee options generally vest ratably, in equal amounts, over a four-year service period and expire in seven years. The Company's non-employee director stock option plans provide for the granting of nonqualified stock options to acquire shares of common stock to non-employee directors at the fair market value of the common stock on the date of the grant. Non-employee director options vest ratably, in equal amounts, over a three-year service period and expire in ten years. Non-employee director options have not been granted since February 2011.
As of September 30, 2018, employee and non-employee director stock options for an additional 15.6 million shares may be granted under the AmerisourceBergen Corporation Omnibus Incentive Plan (the "Plan").

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
The weighted average fair values of the options granted during the fiscal years ended September 30, 2018, 2017, and 2016 were $14.16, $13.57, and $17.43, respectively. The following weighted average assumptions were used to estimate the fair values of options granted:

	Fiscal Year Ended September 30,
	2018	2017	2016
Risk-free interest rate	1.89%	1.26%	1.40%
Expected dividend yield	1.96%	1.80%	1.38%
Volatility of common stock	26.54%	26.78%	25.05%
Expected life of the options	3.76 years	3.74 years	3.72 years
Changes to the above valuation assumptions could have a significant impact on share-based compensation expense. During the fiscal years ended September 30, 2018, 2017, and 2016, the Company recognized stock option expense of $22.6 million, $28.6 million, and $33.1 million, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended September 30, 2018 is presented below:

(in thousands, except exercise price and contractual term)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2017	10,287	$70	4 years	$170,856
Granted	1,538	$78
Exercised	(2,742)	$51
Forfeited	(604)	$84
Expired	(58)	$95
Outstanding as of September 30, 2018	8,421	$77	4 years	$142,557
Exercisable as of September 30, 2018	4,561	$72	3 years	$98,863
Expected to vest after September 30, 2018	3,732	$82	5 years	$41,982
The intrinsic value of stock option exercises during the fiscal years ended September 30, 2018, 2017, and 2016 was $116.7 million, $116.6 million, and $120.9 million, respectively.
A summary of the status of the Company's nonvested options as of September 30, 2018 and changes during the fiscal year ended September 30, 2018 is presented below:

(in thousands, except grant date fair value)	Options	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2017	4,752	$15
Granted	1,538	$14
Vested	(1,826)	$14
Forfeited	(604)	$15
Nonvested as of September 30, 2018	3,860	$15
During the fiscal years ended September 30, 2018, 2017, and 2016, the total fair values of options vested were $25.8 million, $25.2 million, and $24.4 million, respectively. Expected future compensation expense relating to the 3.9 million nonvested options outstanding as of September 30, 2018 is $25.8 million, which will be recognized over a weighted average period of 2.1 years.

Restricted Stock Units
Restricted stock units vest in full after three years. The estimated fair value of restricted stock units under the Company's restricted stock unit plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The estimated fair value of restricted stock units is expensed on a straight-line basis over the requisite service period and are net of estimated forfeitures. During the fiscal years ended September 30, 2018, 2017, and 2016, the Company recognized restricted stock unit expense of $26.8 million, $25.1 million, and $19.5 million, respectively.
A summary of the status of the Company's nonvested restricted stock units as of September 30, 2018 and changes during the fiscal year ended September 30, 2018 are presented below:

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2017	819	$84
Granted	526	$78
Vested	(173)	$91
Forfeited	(149)	$81
Nonvested as of September 30, 2018	1,023	$80
During the fiscal years ended September 30, 2018, 2017, and 2016, the total fair values of restricted stock units vested were $15.8 million, $13.8 million, and $17.8 million, respectively. Expected future compensation expense relating to the 1.0 million restricted stock units outstanding as of September 30, 2018 is $29.1 million, which will be recognized over a weighted average period of 1.3 years.
Performance Stock Units
Performance stock units are granted to certain executive employees under the Plan and represent common stock potentially issuable in the future. Performance stock units vest at the end of a three-year performance period based upon achievement of specific performance goals. Based upon the extent to which the targets are achieved, vested shares for awards granted prior to fiscal 2018 may range from 0% to 150% of the target award amount. For awards granted beginning in fiscal 2018, vested shares may range from 0% to 200% of the target award amount. The fair value of performance stock units is determined by the grant date market price of the Company's common stock. Compensation expense associated with nonvested performance stock units is recognized over the requisite service period and is dependent on the Company's periodic assessment of the probability of the targets being achieved and its estimate of the number of shares that will ultimately be issued. During the fiscal years ended September 30, 2018, 2017, and 2016, the Company recognized performance stock expense of $12.8 million, $8.4 million, and $12.3 million, respectively.
A summary of the status of the Company's nonvested performance stock units as of September 30, 2018 and changes during the fiscal year ended September 30, 2018 is presented below (based upon target award amounts).

(in thousands, except grant date fair value)	Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of September 30, 2017	201	$85
Granted	150	$78
Vested	(80)	$98
Forfeited	(27)	$79
Nonvested as of September 30, 2018	244	$77
Shares that vested over the three-year performance period ended September 30, 2018 were distributed to employees in November 2018.

Employee Stock Purchase Plan
The AmerisourceBergen Corporation Employee Stock Purchase Plan provides for an aggregate of 4,000,000 shares of common stock that may be sold to eligible employees (generally defined as employees with at least 30 days of service with the Company). Prior to July 1, 2018, the participants could elect to have the Company withhold up to 25% of his or her base salary to purchase shares of the Company's common stock at a price equal to 95% of the fair market value of the stock on the last business day of each six-month purchase period. Effective July 1, 2018, the participants may elect to have the Company withhold up to 25% of his or her base salary to purchase shares of the Company's common stock at a price equal to 85% of the fair market value of the stock on the last business day of each six-month period. Each participant is limited to $25,000 of purchases during each calendar year. During the fiscal years ended September 30, 2018, 2017, and 2016, the Company acquired 72,198 shares, 75,904 shares, and 71,016 shares, respectively, from the open market for issuance to participants in this plan. As a result of increasing in the discount provided to employees from 5% to 15%, the Company began recognizing the 15% discount as an expense in Distribution, Selling, and Administrative in the Statement of Operations. Prior to the increase in the discount, the Company recognized the discount in Additional Paid-in Capital in the Statement of Stockholders' Equity.
Note 11. Leases and Other Commitments
The Company has long-term leases for facilities and equipment. In the normal course of business, leases are generally renewed or replaced by other leases. Certain leases include escalation clauses. During the fiscal years ended September 30, 2018, 2017, 2016, the Company recorded rental expense of $114.9 million, $80.7 million, and $88.8 million, respectively, in Distribution, Selling, and Administrative in the Consolidated Statements of Operations.
As of September 30, 2018, future minimum rental payments under noncancelable operating leases and financing obligations were as follows:

Payments Due by Fiscal Year (in thousands)	Operating Leases	Financing Obligations [1]	Total
2019	$89,589	$26,561	$116,150
2020	84,689	28,137	112,826
2021	75,929	27,974	103,903
2022	64,064	25,591	89,655
2023	54,168	24,401	78,569
Thereafter	143,714	107,146	250,860
Total minimum lease payments	$512,153	$239,810	$751,963

[1] Represents the portion of future minimum lease payments relating to facility leases where the Company was determined to be the accounting owner (see Note 1). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future non-cash termination of the financing obligation.

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. The Company currently estimates that its liability related to the transition tax is approximately $219.6 million, net of tax credits and refunds, as of September 30, 2018, which is payable in installments over a six-year period commencing in January 2021.
The Company outsources to IBM Global Services a significant portion of its data center operations. The remaining commitment under the Company's arrangement, which expires in January 2021, is approximately $33.7 million as of September 30, 2018, of which $15.0 million represents the Company's commitment in fiscal 2019.

Note 12. Employee Severance, Litigation, and Other
The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Employee severance	$36,694	$7,767	$38,786
Litigation and opioid-related costs	61,527	917,573	—
Transfer of surplus plan assets	—	—	17,149
Customer contract dispute settlements	—	—	13,000
Other	85,299	33,987	33,976
Total employee severance, litigation, and other	$183,520	$959,327	$102,911
Employee severance costs in the fiscal year ended September 30, 2018 primarily related to position eliminations resulting from the Company's business transformation efforts and restructuring activities related to its consulting business. Employee severance costs in the fiscal year ended September 30, 2017 primarily related to position eliminations as the Company began to reorganize to further align the organization to its customers' needs. Employee severance costs in the fiscal year ended September 30, 2016 primarily related to position eliminations as the Company reorganized certain of its business units and corporate functions to improve operating efficiency. Employees receive their severance benefits over a period of time, generally not in excess of 12 months, or in the form of a lump-sum payment.
Litigation and opioid-related costs in the fiscal year ended September 30, 2018 primarily related to opioid lawsuits, investigations, and related initiatives. Litigation and opioid-related costs in the fiscal year ended September 30, 2017 primarily related to litigation settlements and accruals.
During the fiscal year ended September 30, 2016, the Company recognized a $17.1 million charge related to the transfer of surplus assets from the Company's settled salaried defined benefit pension plan to its defined contribution 401(k) plan and $13.0 million of costs related to customer contract extensions (primarily related to the settlement of certain disputed items).
Other costs in the fiscal year ended September 30, 2018 included $33.9 million of acquisition-related deal and integration costs, $33.0 million related to the Company's business transformation efforts, and $18.4 million of other restructuring initiatives. Other costs in the fiscal year ended September 30, 2017 included $17.0 million of acquisition-related deal and integration costs, $13.3 million of other restructuring initiatives, and $3.7 million related to the Company's business transformation efforts. Other costs in the fiscal year ended September 30, 2016 included $19.2 million of acquisition-related deal and integration costs and $14.7 million of other restructuring initiatives.
Note 13. Legal Matters and Contingencies
In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, government subpoenas, government investigations, and other disputes, including antitrust, commercial, environmental, product liability, intellectual property, regulatory, employment discrimination, and other matters. Significant damages or penalties may be sought from the Company in some matters, and some matters may require years for the Company to resolve. The Company records a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to the specific legal proceedings and claims described below, unless otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on the Company's results of operations or cash flows for that period or on the Company's financial condition.

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
Government Enforcement and Related Litigation Matters
The Company is, at various times, involved in government investigations and litigation arising from the marketing, promotion, sale, and dispensing of pharmaceutical products in the United States. Some of these investigations originate through what are known as qui tam complaints of the Federal False Claims Act. The qui tam provisions of the Federal False Claims Act and various state and local civil False Claims Acts permit a private person, known as a "relator" or whistleblower, to file civil actions under these statutes on behalf of the federal, state, and local governments. Qui tam complaints are initially filed by the relator under seal (or on a confidential basis) and the filing of the complaint imposes obligations on government authorities to investigate the allegations in the complaint and to determine whether or not to intervene in the action. Qui tam complaints remain sealed until the court in which the case was filed orders otherwise.
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
On September 27, 2017, pursuant to the terms of a plea agreement, ABSG entered a guilty plea to a one-count strict-liability misdemeanor violation of the Federal Food, Drug, and Cosmetic Act in the United States District Court of the Eastern District of New York. Under the terms of the agreement, which were approved by the Court, ABSG paid a total criminal fine and forfeiture of $260.0 million in fiscal 2017. The guilty plea resolves the federal criminal investigation related to the failure of Medical Initiatives, Inc. to duly register with the FDA. The Company also entered into a Compliance Agreement with the United States Department of Justice for a period of three years. During the year ended September 30, 2017, the Company recognized the $260.0 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations.
The USAO-EDNY also pursued alleged civil claims under the False Claims Act. As previously disclosed, ABSG reached an agreement in principle with the USAO-EDNY during the quarter ended December 31, 2017, which the Company expected would resolve the alleged civil claims in their entirety. In the fiscal quarter ended September 30, 2018, the Company reached final terms of the settlement agreement with the USAO-EDNY, resolved potential administrative action by the Office of Inspector General of the U.S. Department of Health and Human Services by entering into a Corporate Integrity Agreement, and obtained dismissal with prejudice of the potential civil claims. The Corporate Integrity Agreement has a five-year term, which commenced on September 28, 2018, and requires, among other things, the maintenance of a compliance program, an independent review organization and a financial recoupment program. Pursuant to the terms of the settlement agreement with the USAO-EDNY, ABSG made a payment on September 28, 2018 to resolve the civil litigation without making any admission of liability in the amount of $625.0 million, plus interest from December 1, 2017. As previously disclosed, as a result of the agreement in principle, the Company had previously accrued a reserve in the amount of $625.0 million in the fiscal year ended September 30, 2017. The reserve was recognized in Employee Severance, Litigation, and Other on the Company's Statement of Operations and in Accrued Expenses and Other on the Company's Consolidated Balance Sheet.
The Company’s subsidiary U.S. Bioservices Corporation ("U.S. Bio") settled claims with the U.S. Attorney’s Office for the Southern District of New York ("USAO-SDNY") and with various states arising from the previously disclosed matter involving the dispensing of one product and U.S. Bio’s relationship with the manufacturer of that product. In accordance with the settlement agreements, the United States’ complaint against U.S. Bio was dismissed and the participating states agreed not to bring, and to dismiss with prejudice, any state law claims that they had the authority to bring against U.S. Bio. The Company paid the United States $10.7 million in fiscal 2017 and paid the participating states $2.8 million in fiscal 2018. During the year ended September

30, 2017, the Company recognized the $13.4 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations.
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
Opioid Lawsuits and Investigations
In June 2012, the Attorney General of the State of West Virginia ("West Virginia AG") filed complaints, which were amended, in the Circuit Court of Boone County, West Virginia, against a number of pharmaceutical wholesale distributors, including the Company's subsidiary AmerisourceBergen Drug Corporation ("ABDC"), alleging, among other claims, that the distributors failed to provide effective controls and procedures to guard against diversion of controlled substances for illegitimate purposes in West Virginia, acted negligently by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failed to report suspicious orders of uncontrolled substances in accordance with state regulations. The West Virginia AG was seeking monetary damages and injunctive and other equitable relief. This matter was dismissed with prejudice on January 9, 2017 pursuant to a settlement agreement that provided for the payment of $16.0 million and express denial of the allegations in the complaints and any wrongdoing. During the year ended September 30, 2017, the Company recognized the $16.0 million settlement in Employee Severance, Litigation, and Other on the Company's Consolidated Statements of Operations. The Company paid the $16.0 million settlement in fiscal 2017.
A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as several states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and its subsidiary ABDC), pharmaceutical manufacturers, retail chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications. Additionally, several counties and municipalities have named H.D. Smith, a subsidiary that the Company acquired in January 2018, as a defendant in such lawsuits. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. The lawsuits, which have been filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages.

After a motion filed by certain plaintiffs and a hearing before the Judicial Panel on Multidistrict Litigation in November 2017, an initial group of cases was consolidated for Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio. Additional cases have been, and will likely continue to be, transferred to the MDL. In April 2018, the United States, through the Department of Justice ("DOJ"), filed a motion to participate (i) in settlement discussions and (ii) as a friend of the Court by providing information to facilitate non-monetary remedies. The DOJ’s motion to participate in settlement discussions was granted on June 19, 2018. On April 11, 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions that are scheduled to commence in September 2019. Dispositive motion practice and fact discovery have commenced in certain bellwether cases. On October 5, 2018, Magistrate Judge Ruiz issued a Report & Recommendation on the first of the bellwether dispositive motions, which recommended dismissal of certain public nuisance claims but recommended that the majority of the suit be allowed to continue with discovery. The parties will file objections to the Report & Recommendation and, thereafter, Judge Polster will either adopt or modify the Report & Recommendation. Additionally, the Court has continued to oversee court-ordered settlement discussions with attorneys for the plaintiffs and certain states that it instituted at the beginning of the MDL proceedings.

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

In addition, on September 18, 2017, the Company received a request for documents and information on behalf of attorneys general from a coalition of states who are investigating a number of manufacturers and distributors (including ABDC) regarding the distribution of prescription opioid pain medications. The Company is engaged in discussions with the representatives of the attorneys general regarding this request and has been producing responsive documents. The Company has also received subpoenas, civil investigative demands, and other requests for information, requesting the production of documents regarding the distribution of prescription opioid pain medications from government agencies in other jurisdictions, including certain states. The Company is engaged in discussions with representatives from these government agencies regarding the requests, and has been producing responsive documents.

Additionally, in fiscal 2012, ABDC received a subpoena from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers' purchases of controlled substances, and DEA audits. In July 2017, the USAO-NJ and DEA served an administrative subpoena requesting documents relating to ABDC's diversion control programs from 2013 to the present. The Company is responding to the 2017 subpoena and continues to engage in dialogue with the USAO-NJ. During the fiscal year ended September 30, 2018, the Company also received administrative subpoenas from the USAO-EDNY, the U.S. Attorney's Office for the District of Colorado, the U.S. Attorney's Office for the Northern District of West Virginia, the U.S. Attorney's Office for the Western District of Michigan, and the U.S. Attorney's Office for the Middle District of Florida. Those subpoenas are substantively similar to the subpoena received from the USAO-NJ in 2017. The Company has been engaged in discussions with the various U.S. Attorney’s Offices and has been producing documents in response to the subpoenas.

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

In May 2018, the Company received a grand jury subpoena from the U.S. Attorney's Office for the Southern District of Florida. The subpoena requests documents primarily relating to certain opioid products and communications with a pharmaceutical manufacturer. The Company is in the process of responding to the subpoena.
Other Contingencies
New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and requires manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee is based upon opioids sold or distributed to or within NYS. The OSA requires licensees to initially report transaction data for the 2017 calendar year by August 1, 2018, which NYS will use to calculate ratable shares of the assessment. The initial payment to NYS is due on January 1, 2019 for opioids sold or distributed during calendar year 2017, and future assessments, beginning with the 2018 calendar year, will be payable quarterly beginning on April 1, 2019. The OSA expires on June 30, 2024. The Company accrued $22.0 million as an estimate of its liability under the OSA for opioids distributed from January 1, 2017 through September 30, 2018. The Company recognized this reserve in Cost of Goods Sold on its Consolidated Statement of Operations for the fiscal year ended September 30, 2018 and in Accrued Expenses and Other on its Consolidated Balance Sheet as of September 30, 2018. If other state or local jurisdictions enact similar legislation, such legislation in the aggregate may have a material adverse effect on the Company's results of operations, cash flows, or financial condition.
The FDA and the Consumer Protection Branch of the Civil Division of the DOJ regulate the compounding of pharmaceutical products. The Company’s Section 503B outsourcing facilities must comply with current Good Manufacturing Practices ("GMPs") and are inspected by the FDA periodically to determine that PharMEDium is complying with such GMPs. The FDA and the DOJ have broad enforcement powers, including the ability to suspend the Company’s Section 503B outsourcing facilities from distributing pharmaceutical products.

The Company continues to be in active communication with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ regarding the ongoing compliance efforts of PharMEDium, including efforts to resume commercial distribution at the Memphis 503B outsourcing facility where it voluntarily suspended production activities in December 2017. Representatives of the Company and PharMEDium had an initial meeting with the FDA and the DOJ to discuss potential resolution of ongoing matters and whether a consent decree is necessary. Further discussions are anticipated, including with regard to the possible entry of a consent decree. A failure to adequately address observations identified by the FDA and the DOJ could lead to the suspension of facilities currently in operation, an enforcement action, monetary penalties and/or license revocation.
Note 14. Litigation Settlements
Antitrust Settlements
Numerous class action lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company has not been a named a plaintiff in any of these class actions, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the class actions have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the fiscal years ended September 30, 2018, 2017, and 2016, the Company recognized gains of $35.9 million, $1.4 million, and $133.8 million, respectively, relating to these class action lawsuits. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to Cost of Goods Sold in the Company's Consolidated Statements of Operations.
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
The following illustrates reportable segment revenue information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Pharmaceutical Distribution Services	$161,699,343	$147,453,495	$141,701,997
Other	6,332,730	5,747,863	5,207,095
Intersegment eliminations	(92,438)	(57,532)	(59,406)
Revenue	$167,939,635	$153,143,826	$146,849,686

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.
The following illustrates reportable segment operating income information for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Pharmaceutical Distribution Services	$1,626,748	$1,643,629	$1,702,725
Other	355,091	373,797	327,746
Intersegment eliminations	(609)	(556)	(103)
Total segment operating income	$1,981,230	$2,016,870	$2,030,368
The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Total segment operating income	$1,981,230	$2,016,870	$2,030,368
Gain from antitrust litigation settlements	35,938	1,395	133,758
LIFO (expense) credit	(67,324)	157,782	(200,230)
PharMEDium remediation costs	(66,204)	—	—
New York State Opioid Stewardship Act	(22,000)	—	—
Acquisition-related intangibles amortization	(174,751)	(156,378)	(147,262)
Warrants expense	—	—	(140,342)
Employee severance, litigation, and other	(183,520)	(959,327)	(102,911)
Pension settlement charge	—	—	(47,607)
Goodwill impairment	(59,684)	—	—
Operating income	1,443,685	1,060,342	1,525,774
Other loss (income)	25,469	(2,730)	(5,048)
Interest expense, net	174,699	145,185	139,912
Loss on consolidation of equity investments	42,328	—	—
Loss on early retirement of debt	23,766	—	—
Income before income taxes	$1,177,423	$917,887	$1,390,910
Segment operating income is evaluated by the CODM of the Company and excludes gain from antitrust litigation settlements; LIFO (expense) credit; PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; Warrants expense; employee severance, litigation, and other; a pension settlement charge; and goodwill impairment. All corporate office expenses are allocated to each operating segment. Segment measures were adjusted in fiscal 2018 to exclude PharMEDium remediation costs, New York State Opioid Stewardship Act, and goodwill impairment as the CODM excludes these costs in the measurement of segment performance.
After FDA inspections of PharMEDium's compounding facilities, the Company voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. The Company has been in active communication with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ regarding its ongoing compliance efforts at PharMEDium, and representatives of the Company and PharMEDium have had an initial meeting with the DOJ and the FDA to discuss potential resolution of ongoing matters and whether a consent decree is necessary (see Item 1A. Risk Factors on page 8). Further discussions are anticipated, including with regard to the possible entry of a consent decree. The Company incurred remediation costs primarily in connection with the suspended production activities. These remediation costs are primarily classified in Cost of Goods sold in the Consolidated Statements of Operations in the fiscal year ended September 30, 2018. Future remediation costs will also include costs related to remediation activities responsive to FDA inspectional observations generally applicable to all of PharMEDium’s 503B outsourcing facilities, including product stability studies.
The Company recorded a $30.0 million impairment of a non-customer note receivable related to a start-up venture in Other Loss (Income) in the Company's Consolidated Statement of Operations in the fiscal year ended September 30, 2018.

The following illustrates total assets by reportable segment for the periods indicated:

	September 30,
(in thousands)	2018	2017	2016
Pharmaceutical Distribution Services	$31,892,621	$29,691,127	$28,605,047
Other	5,777,217	5,625,343	5,032,454
Total assets	$37,669,838	$35,316,470	$33,637,501
The CODM does not review assets by operating segment for the purpose of assessing performance or allocating resources.
The following illustrates depreciation and amortization by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Pharmaceutical Distribution Services	$225,608	$188,065	$170,973
Other	64,768	53,160	46,500
Acquisition-related intangibles amortization	174,751	156,378	147,262
Total depreciation and amortization	$465,127	$397,603	$364,735
Depreciation and amortization includes depreciation and amortization of property and equipment and intangible assets, but excludes amortization of deferred financing costs and other debt-related items, which are included in interest expense.
The following illustrates capital expenditures by reportable segment for the periods indicated:

	Fiscal Year Ended September 30,
(in thousands)	2018	2017	2016
Pharmaceutical Distribution Services	$190,191	$339,478	$359,391
Other	146,220	126,919	105,225
Total capital expenditures	$336,411	$466,397	$464,616
Note 16. Fair Value of Financial Instruments
The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2018 and 2017 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,050.0 million and $800.0 million of investments in money market accounts as of September 30, 2018 and 2017. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.
The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of September 30, 2018 were $4,158.5 million and $4,000.1 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2017 were $3,429.9 million and $3,522.5 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

Note 17. Quarterly Financial Information (Unaudited)

	Fiscal Year Ended September 30, 2018
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenue	$40,466,332	$41,033,858	$43,142,309	$43,297,136	$167,939,635
Gross profit (a)	$1,112,652	$1,255,683	$1,211,341	$1,032,641	$4,612,317
Distribution, selling, and administrative expenses; depreciation; and amortization	663,658	736,814	746,593	778,363	2,925,428
Employee severance, litigation, and other	30,021	37,449	75,553	40,497	183,520
Goodwill impairment	—	—	—	59,684	59,684
Operating income	$418,973	$481,420	$389,195	$154,097	$1,443,685
Net income (b)	$861,853	$282,160	$277,875	$194,004	$1,615,892
Net income attributable to AmerisourceBergen Corporation (b)	$861,853	$287,455	$275,809	$233,288	$1,658,405
Earnings per share operations:
Basic	$3.95	$1.31	$1.26	$1.08	$7.61
Diluted	$3.90	$1.29	$1.25	$1.07	$7.53
__________________________________________________________

(a)
The second and third quarters of the fiscal year ended September 30, 2018 include gains from antitrust litigation settlements of $0.3 million and $35.6 million. The third quarter of the fiscal year ended September 30, 2018 includes a LIFO credit of $16.1 million. The fourth quarter of the fiscal year ended September 30, 2018 includes LIFO expense of $83.5 million. The second, third, and fourth quarters of the fiscal year ended September 30, 2018 include PharMEDium remediation costs of $22.5 million, $12.0 million, and $26.6 million. The fourth quarter of the fiscal year ended September 30, 2018 includes a $22.0 million estimate of our liability under the New York State Opioid Stewardship Act.

(b)
The first quarter of the fiscal year ended September 30, 2018 includes a loss on early retirement of debt of $23.8 million. The second quarter of the fiscal year ended September 30, 2018 includes a $42.3 million loss on consolidation of equity investments and a $30.0 million impairment of a non-customer note receivable. The first and fourth quarters of the fiscal year ended September 30, 2018 included discrete income tax benefits recognized in connection with the 2017 Tax Act of $587.6 million and $25.0 million, respectively.

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
__________________________________________________________

(a)
The first quarter of the fiscal year ended September 30, 2017 includes gains from antitrust and litigation settlements of $1.4 million. The first quarter of the fiscal year ended September 30, 2017 includes LIFO expense of $28.3 million. The second, third, and fourth quarters of the fiscal year ended September 30, 2017 include LIFO credits of $86.5 million, $24.7 million, and $74.9 million, respectively.

(b)
The third quarter of the fiscal year ended September 30, 2017 includes $273.4 million for litigation settlements. The fourth quarter of the fiscal year ended September 30, 2017 includes a $625.0 million litigation accrual.

Note 18. Subsequent Event
In November 2018, the Company's board of directors increased the quarterly dividend paid on common stock by 5% and declared a regular quarterly cash dividend of $0.40 per share, payable on December 3, 2018 to shareholders of record on November 19, 2018.

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
Changes in Internal Control over Financial Reporting
There were no changes during the fiscal quarter ended September 30, 2018 in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.
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
AmerisourceBergen's management assessed the effectiveness of AmerisourceBergen's internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that AmerisourceBergen's internal control over financial reporting was effective as of September 30, 2018.
During the second quarter of fiscal 2018, the Company acquired H.D. Smith Holding Company ("H.D. Smith") and consolidated Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma") and Cannes RJ Participações S.A. (the "specialty joint venture with with Profarma"). As permitted by related SEC staff interpretive guidance for newly acquired businesses, these have been excluded from management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. In the aggregate, these businesses represented 5% of the total assets and 2% of total revenue of the Company as of and for the fiscal year ended September 30, 2018.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of AmerisourceBergen Corporation

Opinion on Internal Control over Financial Reporting

We have audited AmerisourceBergen Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AmerisourceBergen Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of H.D. Smith Holding Company, Profarma Distribuidora de Produtos Farmacêuticos S.A., and Cannes RJ Participações S.A., which are included in the 2018 consolidated financial statements of the Company and constituted 5% of total assets, as of September 30, 2018 and 2% and 3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of H.D. Smith Holding Company, Profarma Distribuidora de Produtos Farmacêuticos S.A., and Cannes RJ Participações S.A.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated November 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 20, 2018

ITEM 9B.    OTHER INFORMATION
None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2019 Annual Meeting of stockholders (the "2019 Proxy Statement"), including information appearing under "Proxy Statement Highlights - Director Nominees and Board Summary," "Corporate Governance and Related Matters," "Audit Committee Matters," and "Section 16(a) Beneficial Owner Reporting Compliance," is incorporated herein by reference. We will file the 2019 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.
Information with respect to Executive Officers of the Company appears in Part I of this report.
We adopted a Code of Ethics for Designated Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller. A copy of this Code of Ethics is posted on our Internet website, which is investor.amerisourcebergen.com. Any amendment to, or waiver from, any provision of this Code of Ethics will be posted on our Internet website.
ITEM 11.    EXECUTIVE COMPENSATION
Information contained in the 2019 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Executive Compensation and Related Matters" in the 2019 Proxy Statement, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the 2019 Proxy Statement, including information appearing under "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the 2019 Proxy Statement, is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the 2019 Proxy Statement, including information appearing under "Corporate Governance and Related Matters" and "Related Person Transactions" in the 2019 Proxy Statement, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the 2019 Proxy Statement, including information appearing under "Audit Committee Matters" in the 2019 Proxy Statement, is incorporated herein by reference.

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

4.3
Form of 3.500% Senior Notes due 2021 (incorporated by reference to Exhibit A to Second Supplemental Indenture, dated as of November 14, 2011, between the Registrant and U.S. Bank National Association, as trustee, related to Registrant's 3.500% Senior Notes due 2021, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 14, 2011).

4.4
Fourth Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to Registrant's 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2014).

4.5
Form of 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit A to Fourth Supplemental Indenture, dated as of May 22, 2014, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.400% Senior Notes due 2024, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2014).

4.6
Fifth Supplemental Indenture, dated as of February 20, 2015, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).

4.7
Form of 3.250% Senior Notes due 2025 (incorporated by reference to Exhibit A to Fifth Supplemental Indenture, dated as of February 20, 2015 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.250% Senior Notes due 2025, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2015).

4.8
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

4.10
Seventh Supplemental Indenture, dated as of December 4, 2017, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.450% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

4.11
Form of 3.450% Senior Notes due 2027 (incorporated by reference to Exhibit A to Seventh Supplemental Indenture, dated as of December 4, 2017 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 3.450% Senior Notes due 2027, which is filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

4.12
Eighth Supplemental Indenture, dated as of December 4, 2017, between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 4.300% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

4.13
Form of 4.300% Senior Notes due 2047 (incorporated by reference to Exhibit A to Eighth Supplemental Indenture, dated as of December 4, 2017 between the Registrant and U.S. Bank National Association, as trustee, related to the Registrant's 4.250% Senior Notes due 2047, which is filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 5, 2017).

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

‡10.7
Form of Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).

‡10.8
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

‡10.11
AmerisourceBergen Corporation Amended and Restated Employee Stock Purchase Plan, as amended and restated on March 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

‡10.12
AmerisourceBergen Corporation Compensation Policy for Non-Employee Directors, effective as of March 3, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2016).

‡10.13
AmerisourceBergen Corporation Benefit Restoration Plan, as amended and restated as of December 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2013).

‡10.14	AmerisourceBergen Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 10, 2014).
‡10.15
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

‡10.21
Letter Agreement, dated January 7, 2009, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008).

Exhibit Number	Description
‡10.22
Employment Agreement, dated as of June 21, 2012, between the Registrant and Gina K. Clark (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2015).

‡10.23
Employment Agreement, dated as of August 22, 2017, between the Registrant and James F. Cleary, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2018).

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

‡10.28
Employment Agreement, dated as of May 10, 2012, between the Registrant and Tim G. Guttman (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).

‡10.29
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

10.31
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

10.35
Fifth Amendment to Receivables Sale Agreement, dated as of June 21, 2016, among AmeriSource Receivables Financial Corporation, as buyer, and AmerisourceBergen Drug Corporation, as originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016).

10.36
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

10.39
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

Exhibit Number	Description
10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.46
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

10.47
Twelfth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2017, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017).

10.48
Thirteenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 31, 2018, among AmeriSource Receivables Financial Corporation, as seller, AmerisourceBergen Drug Corporation, as servicer, the Purchaser Agents and Purchasers party thereto, and MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as administrator (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 6, 2018).

10.49
Amended and Restated Performance Undertaking, dated as of December 2, 2004, executed by the Registrant, as performance guarantor, in favor of AmeriSource Receivables Financial Corporation, as recipient (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

10.50
First Amendment to Amended and Restated Performance Undertaking Agreement, dated as of April 28, 2011, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 4, 2011).

10.51
Second Amendment to Amended and Restated Performance Undertaking Agreement, dated as of December 18, 2017, executed by the Registrant, as performance guarantor (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017).

Exhibit Number	Description
10.52
Sixth Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2016).

10.53
Seventh Amendment and Restatement Agreement, dated as of October 31, 2018, among AmerisourceBergen Corporation, the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2018).

10.54
Revolving Credit Note, dated as of March 8, 2013, between the Registrant and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.55
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

10.57
Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 22, 2016).

10.58
Amendment No. 1, dated as of December 18, 2017, to (i) the Sixth Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, (ii) the Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and (iii) the Amendment and Restatement Agreement, dated as of November 18, 2016, among the Registrant, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017).

10.59
Term Credit Agreement, dated as of October 31, 2018, among AmerisourceBergen Corporation, the lenders party thereto and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2018).

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.
101
Financial statements from the Annual Report on Form 10-K of AmerisourceBergen Corporation for the fiscal year ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

AMERISOURCEBERGEN CORPORATION
Date: November 20, 2018	By:	/s/ STEVEN H. COLLIS Steven H. Collis Chairman, President and Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 20, 2018 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ STEVEN H. COLLIS___________________________ Steven H. Collis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES F. CLEARY, JR._________________________ James F. Cleary, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LAZARUS KRIKORIAN________________________ Lazarus Krikorian	Senior Vice President and Corporate Controller (Principal Accounting Officer)

/s/ _____________________________________________ Ornella Barra	Director

/s/ DOUGLAS R. CONANT________________________ Douglas R. Conant	Director

/s/ D. MARK DURCAN____________________________ D. Mark Durcan	Director

/s/ RICHARD W. GOCHNAUER____________________ Richard W. Gochnauer	Director

/s/ LON R. GREENBERG__________________________ Lon R. Greenberg	Director

Signature	Title

/s/ JANE E. HENNEY, M.D.________________________ Jane E. Henney, M.D.	Lead Independent Director

/s/ KATHLEEN W. HYLE__________________________ Kathleen W. Hyle	Director

/s/ MICHAEL J. LONG____________________________ Michael J. Long	Director

/s/ HENRY W. MCGEE____________________________ Henry W. McGee	Director

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions- Describe (2)	Balance at End of Period (3)
Year Ended September 30, 2018
Allowances for returns and doubtful accounts	$1,068,251	$3,397,562	$(3,415,912)	$1,049,901

Year Ended September 30, 2017
Allowances for returns and doubtful accounts	$926,034	$3,157,960	$(3,015,743)	$1,068,251

Year Ended September 30, 2016
Allowances for returns and doubtful accounts	$923,755	$2,882,914	$(2,880,635)	$926,034
__________________________________________________________

(1)	Represents the provision for returns and doubtful accounts.

(2)	Represents reductions to the returns allowance and accounts receivable written off during year, net of recoveries.

(3)
Includes an allowance for doubtful accounts for long-term accounts receivable within Other Assets on the Consolidated Balance Sheets of $13,568 thousand, $17,890 thousand and $20,689 thousand as of September 30, 2018, 2017, and 2016, respectively.