Form 10-Q
period 2018-12-31
AMERISOURCEBERGEN CORP
filed 2019-01-31
CIK 1140859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2018

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

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of January 25, 2019 was 211,089,893.

AMERISOURCEBERGEN CORPORATION

PART I. FINANCIAL INFORMATION
ITEM I. Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,540,156	$2,492,516
Accounts receivable, less allowances for returns and doubtful accounts: $1,039,732 as of December 31, 2018 and $1,036,333 as of September 30, 2018	11,979,382	11,314,226
Merchandise inventories (Note 1)	11,800,185	11,918,508
Right to recover asset (Note 1)	973,837	—
Prepaid expenses and other	182,647	169,122
Total current assets	27,476,207	25,894,372

Property and equipment, at cost:
Land	44,256	39,875
Buildings and improvements	1,063,695	1,086,909
Machinery, equipment, and other	2,385,107	2,281,124
Total property and equipment	3,493,058	3,407,908
Less accumulated depreciation	(1,596,115)	(1,515,484)
Property and equipment, net	1,896,943	1,892,424

Goodwill	6,697,547	6,664,272
Other intangible assets	2,924,698	2,947,828
Other assets	272,428	270,942

TOTAL ASSETS	$39,267,823	$37,669,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,336,293	$26,836,873
Accrued expenses and other	859,168	881,157
Short-term debt	156,276	151,657
Total current liabilities	29,351,737	27,869,687

Long-term debt	4,165,400	4,158,532
Long-term financing obligation	351,183	352,296
Accrued income taxes	269,906	299,600
Deferred income taxes	1,879,532	1,829,410
Other liabilities	85,332	110,352

Stockholders’ equity:
Common stock, $0.01 par value - authorized, issued, and outstanding: 600,000,000 shares, 284,165,111 shares, and 211,025,394 shares as of December 31, 2018, respectively, and 600,000,000 shares, 283,588,463 shares, and 213,217,882 shares as of September 30, 2018, respectively	2,842	2,836
Additional paid-in capital	4,769,595	4,715,473
Retained earnings	4,027,217	3,720,582
Accumulated other comprehensive loss	(92,883)	(79,253)
Treasury stock, at cost: 73,139,717 shares as of December 31, 2018 and 70,370,581 shares as of September 30, 2018	(5,658,318)	(5,426,814)
Total AmerisourceBergen Corporation stockholders' equity	3,048,453	2,932,824
Noncontrolling interest	116,280	117,137
Total equity	3,164,733	3,049,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,267,823	$37,669,838
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
(in thousands, except per share data)	2018	2017
Revenue	$45,392,452	$40,466,332
Cost of goods sold	44,094,872	39,353,680
Gross profit	1,297,580	1,112,652
Operating expenses:
Distribution, selling, and administrative	656,585	558,522
Depreciation	75,362	64,907
Amortization	47,138	40,229
Employee severance, litigation, and other	40,672	30,021
Operating income	477,823	418,973
Other loss	3,097	324
Interest expense, net	42,170	35,864
Loss on early retirement of debt	—	23,766
Income before income taxes	432,556	359,019
Income tax expense (benefit)	40,803	(502,834)
Net income	391,753	861,853
Net loss attributable to noncontrolling interest	1,899	—
Net income attributable to AmerisourceBergen Corporation	$393,652	$861,853

Earnings per share:
Basic	$1.86	$3.95
Diluted	$1.84	$3.90

Weighted average common shares outstanding:
Basic	212,054	218,323
Diluted	213,969	220,822

Cash dividends declared per share of common stock	$0.40	$0.38
 See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
(in thousands)	2018	2017
Net income	$391,753	$861,853
Other comprehensive loss
Foreign currency translation adjustments	(11,374)	(406)
Other	(112)	(82)
Total other comprehensive loss	(11,486)	(488)
Total comprehensive income	380,267	861,365
Comprehensive income attributable to noncontrolling interest	(245)	—
Comprehensive income attributable to AmerisourceBergen Corporation	$380,022	$861,365
See notes to consolidated financial statements.

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2018	$2,836	$4,715,473	$3,720,582	$(79,253)	$(5,426,814)	$117,137	$3,049,961
Adoption of ASC 606 (Note 1)	—	—	(1,482)	—	—	(1,102)	(2,584)
Net income (loss)	—	—	393,652	—	—	(1,899)	391,753
Other comprehensive (loss) income	—	—	—	(13,630)	—	2,144	(11,486)
Cash dividends, $0.40 per share	—	—	(85,535)	—	—	—	(85,535)
Exercises of stock options	4	22,396	—	—	—	—	22,400
Share-based compensation expense	—	31,768	—	—	—	—	31,768
Purchases of common stock	—	—	—	—	(225,850)	—	(225,850)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(5,654)	—	(5,654)
Other	2	(42)	—	—	—	—	(40)
December 31, 2018	$2,842	$4,769,595	$4,027,217	$(92,883)	$(5,658,318)	$116,280	$3,164,733

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
September 30, 2017	$2,806	$4,517,635	$2,395,218	$(95,850)	$(4,755,348)	$—	$2,064,461
Net income	—	—	861,853	—	—	—	861,853
Other comprehensive loss	—	—	—	(488)	—	—	(488)
Cash dividends, $0.38 per share	—	—	(83,555)	—	—	—	(83,555)
Exercises of stock options	6	29,568	—	—	—	—	29,574
Share-based compensation expense	—	32,608	—	—	—	—	32,608
Purchases of common stock	—	—	—	—	(22,496)	—	(22,496)
Employee tax withholdings related to restricted share vesting	—	—	—	—	(7,375)	—	(7,375)
Other	2	(2)	—	—	—	—	—
December 31, 2017	$2,814	$4,579,809	$3,173,516	$(96,338)	$(4,785,219)	$—	$2,874,582

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$391,753	$861,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, including amounts charged to cost of goods sold	85,996	69,476
Amortization, including amounts charged to interest expense	49,236	42,248
Provision (benefit) for doubtful accounts	8,007	(3,388)
Provision (benefit) for deferred income taxes	46,246	(840,479)
Share-based compensation	31,768	32,608
LIFO credit	(3,029)	—
Loss on early retirement of debt	—	23,766
Other	(11,319)	211
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(658,890)	91,624
Merchandise inventories	(898,775)	(460,127)
Prepaid expenses and other assets	(26,610)	(8,518)
Accounts payable	1,498,643	(59,223)
Income taxes payable	(18,792)	318,673
Accrued expenses and other liabilities	(15,266)	(58,398)
NET CASH PROVIDED BY OPERATING ACTIVITIES	478,968	10,326
INVESTING ACTIVITIES
Capital expenditures	(79,233)	(73,641)
Cost of acquired companies, net of cash acquired	(52,398)	(70,330)
Other	4,013	1,648
NET CASH USED IN INVESTING ACTIVITIES	(127,618)	(142,323)
FINANCING ACTIVITIES
Senior notes and other loan borrowings	424,684	1,236,483
Senior notes and other loan repayments	(428,079)	(400,000)
Borrowings under revolving and securitization credit facilities	97,449	2,577,124
Repayments under revolving and securitization credit facilities	(85,612)	(2,569,414)
Payment of premium on early retirement of debt	—	(22,348)
Purchases of common stock	(239,008)	(22,496)
Exercises of stock options	22,400	29,574
Cash dividends on common stock	(85,535)	(83,555)
Tax withholdings related to restricted share vesting	(5,654)	(7,375)
Other	(4,355)	(3,364)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(303,710)	734,629
INCREASE IN CASH AND CASH EQUIVALENTS	47,640	602,632
Cash and cash equivalents at beginning of period	2,492,516	2,435,115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,540,156	$3,037,747
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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of December 31, 2018 and the results of operations and cash flows for the interim periods ended December 31, 2018 and 2017 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605 - "Revenue Recognition" and most industry-specific guidance throughout the Codification. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard's core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations" ("ASU 2016-08"), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09, collectively ASC 606.

The Company adopted ASC 606 as of October 1, 2018 on a modified retrospective basis for all open contracts as of October 1, 2018. The adoption had an immaterial impact on the Company’s October 1, 2018 retained earnings and will not have a material impact on the Company's revenues, results of operations, or cash flows. The Company did not record any material contract assets, contract liabilities, or deferred contract costs in its Consolidated Balance Sheet upon adoption.

The Company's revenues are primarily generated from the distribution of pharmaceutical products. The Company also generates revenues from global commercialization services, which include clinical trial support, post-approval and commercialization support, and global specialty transportation and logistics for the biopharmaceutical industry. See Note 13 for the Company's disaggregated revenue.

The Company recognizes revenue related to the distribution of products at a point in time when title and control transfers to customers and there is no further obligation to provide services related to such products. Service revenue is recognized over the period that services are provided to the customer. The Company is generally the principal in a transaction; therefore, revenue is primarily recorded on a gross basis. When the Company is the principal in a transaction, it has determined that it controls the ability to direct the use of the product or service prior to transfer to a customer, it is primarily responsible for fulfilling the promise to provide the product or service to its customer, it has discretion in establishing pricing, and it controls the relationship with the customer. Revenue is recognized at the amount of consideration expected to be received, which is generally based on a purchase order, and is net of estimated sales returns and allowances, other customer incentives, and sales tax.

The Company’s customer sales return policy generally allows customers to return products only if the products can be resold at full value or returned to suppliers for full credit. The Company records an accrual for estimated customer sales returns at the time of sale to the customer based upon historical return trends. As of December 31, 2018 and September 30, 2018, the Company’s accrual for estimated customer sales returns was $973.8 million and $988.8 million, respectively. As of December 31, 2018, due to the adoption of ASC 606, the Company records an asset for the right to recover products from its customers in Right to Recover Asset on its Consolidated Balance Sheet. The Company's asset for the right to recover products from its customers was in Merchandise Inventories on its Consolidated Balance Sheet as of September 30, 2018 and for all prior periods.

The Company elected the practical expedient to expense costs to obtain a contract when incurred when the amortization period would have been one year or less. Additionally, the Company elected the practical expedients to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed, and (iii) for contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

Recently Issued Accounting Pronouncements Not Yet Adopted

 In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Entities are permitted to adopt the standard early, and a modified retrospective application is required. The Company anticipates that the adoption of this new accounting standard will have a material impact on the Company's Consolidated Balance Sheets. However, the Company is continues to evaluate the impact of adopting this new accounting standard, and, therefore, cannot reasonably estimate the impact on the results of operations or cash flows at this time. The Company has begun the process of implementing the adoption of this standard, including the implementation of new policies, processes, and controls.The Company will adopt this standard in the first quarter of fiscal 2020.

As of December 31, 2018, there were no other recently-issued accounting standards that may have a material impact on the Company’s financial position, results of operations, or cash flows upon their adoption.

Note 2.  Acquisitions and Investments

NEVSCO

In December 2017, the Company acquired Northeast Veterinary Supply Company ("NEVSCO") for $70.0 million. NEVSCO was an independent, regional distributor of veterinary pharmaceuticals and medical supplies serving primarily the northeast region of the United States and strengthens MWI Animal Health's ("MWI") support of independent veterinary practices and provides even greater value and care to current and future animal health customers. NEVSCO is included within the MWI operating segment.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values on the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $30.4 million, which was allocated to goodwill. The fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $8.5 million, $6.7 million, and $2.9 million, respectively. The fair value of the intangible assets acquired of $29.8 million primarily consisted of customer relationships, which the Company is amortizing over its estimated useful life of 15 years. Goodwill and intangible assets resulting from the acquisition are deductible for income tax purposes.

H.D. Smith

In January 2018, the Company acquired H.D. Smith Holding Company ("H.D. Smith") for $815.0 million. The Company funded the acquisition through the issuance of new long-term debt. H.D. Smith was the largest independent pharmaceutical wholesaler in the United States and provides full-line distribution of brand, generic, and specialty drugs, as well as high-value services and solutions for manufacturers and healthcare providers. H.D. Smith's customers include retail pharmacies, specialty pharmacies, long-term care facilities, institutional/hospital systems, and independent physicians and clinics. The acquisition strengthens the Company's core business, expands and enhances its strategic scale in pharmaceutical distribution, and expands the Company's support for independent community pharmacies. H.D. Smith is included within the Pharmaceutical Distribution reportable segment.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values on the date of the acquisition. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by $499.9 million, which was allocated to goodwill. The fair value of accounts receivable, inventory, and accounts payable and accrued expenses acquired was $163.1 million, $350.7 million, and $366.1 million, respectively. The fair value of the intangible assets acquired of $167.8 million consisted of customer relationships of $156.6 million and a tradename of $11.2 million. The Company is amortizing the fair value of the customer relationships and the tradename over their estimated useful lives of 12 years and 2 years, respectively. The Company established a deferred tax liability of $60.6 million primarily in connection with the intangible assets acquired. Goodwill and intangible assets resulting from the acquisition are not deductible for income tax purposes.

Profarma and Specialty Joint Venture

As of September 30, 2017, the Company held a noncontrolling ownership interest in Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil, and an ownership interest in a joint venture with Profarma to provide specialty distribution and services to the Brazilian marketplace (the "specialty joint venture"). The Company had accounted for these interests as equity method investments, which were reported in Other Assets on the Company's Consolidated Balance Sheets. In January 2018, the Company invested an additional $62.5 million in Profarma and an additional $15.6 million in the specialty joint venture to increase its ownership interests to 38.2% and 64.5%, respectively. In connection with the additional investment in Profarma, the Company received substantial governance rights, thereby requiring it to begin consolidating the operating results of Profarma as of March 31, 2018 (see Note 3). The Company also began to consolidate the operating results of the specialty joint venture as of March 31, 2018 due to its majority ownership interest. In September 2018, the Company made an additional investment of $23.6 million in the specialty joint venture to increase its ownership interest to 89.9%. Profarma and the specialty joint venture are included within the Pharmaceutical Distribution reportable segment and Other, respectively.

The fair value of Profarma, including the noncontrolling interest, was determined based upon an agreed-upon stock price and was allocated to the underlying assets and liabilities consolidated based upon their fair values at the time of the January 2018 investment. The fair value of Profarma upon obtaining control exceeded the fair value of the net tangible and intangible assets consolidated by $142.0 million, which was allocated to goodwill. The fair value of accounts receivable, inventory, accounts payable and accrued expenses was $160.1 million, $190.5 million, and $167.7 million, respectively. The Company consolidated short-term debt and long-term debt of $209.9 million and $12.4 million, respectively, cash of $150.8 million, and recorded a noncontrolling interest of $168.0 million. The estimated fair value of the intangible assets consolidated of $84.6 million consisted of customer relationships of $25.9 million and a tradename of $58.7 million. The Company is amortizing the customer relationships over its estimated useful life of 15 years and the tradenames over their estimated useful lives of between 15 years and 25 years. The Company established a deferred tax liability of $50.1 million primarily in connection with the intangible assets that were recognized. Goodwill and intangible assets resulting from the consolidation are not deductible for income tax purposes.

The fair value of the specialty joint venture was determined based upon the cost of the incremental ownership percentage acquired from the January 2018 investment and was allocated to the underlying assets and liabilities consolidated based upon their fair values at the time of the January 2018 investment. The fair value of the specialty joint venture exceeded the fair value of the net tangible and intangible assets consolidated by $3.5 million, which was allocated to goodwill. The fair value of accounts receivable, inventory, accounts payable and accrued expenses was $65.0 million, $29.1 million, and $54.3 million, respectively. The Company consolidated short-term debt and cash of $32.7 million and $28.9 million, respectively. The estimated fair value of the intangible assets consolidated of $4.6 million is being amortized over its estimated useful life of 15 years. Goodwill and intangible assets resulting from the consolidation are not deductible for income tax purposes.

Note 3. Variable Interest Entity

As discussed in Note 2, the Company made an additional investment in Profarma in January 2018. In connection with this investment, the Company obtained substantial governance rights, allowing it to direct the activities that significantly impact Profarma’s economic performance. As such, the Company consolidated the operating results of Profarma in its consolidated financial statements as of and for the periods ended December 31, 2018 and September 30, 2018. The Company is not obligated to provide future financial support to Profarma.

The following assets and liabilities of Profarma are included in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2018	September 30, 2018
Cash and cash equivalents	$11,768	$26,801
Accounts receivables, net	157,307	144,646
Merchandise inventories	172,153	168,931
Prepaid expenses and other	60,395	61,924
Property and equipment, net	33,567	32,667
Goodwill	82,309	82,309
Other intangible assets	79,482	80,974
Other long-term assets	9,111	8,912
Total assets	$606,092	$607,164

Accounts payable	$145,413	$150,102
Accrued expenses and other	58,611	37,195
Short-term debt	117,217	115,461
Long-term debt	44,885	39,704
Deferred income taxes	44,265	46,137
Other long-term liabilities	10,915	31,988
Total liabilities	$421,306	$420,587

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

The Company completed the accounting for the effects of the 2017 Tax Act in the fiscal quarter ended December 31, 2018 and recognized an income tax benefit of $37.0 million related to a decrease in its tax on historical foreign earnings and profits through December 31, 2017 (the "transition tax"). This measurement period adjustment favorably impacted the Company's effective tax rate by 8.5% for the three months ended December 31, 2018. The Company expects to pay $182.6 million related to the transition tax, which is net of overpayments and tax credits, over a six-year period commencing in January 2021.

There were no adjustments recorded to deferred income taxes related to the 2017 Tax Act during the three months ended December 31, 2018.

Other Information

The Company files income tax returns in U.S. federal and state jurisdictions as well as various foreign jurisdictions. As of December 31, 2018, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, of $106.6 million ($81.7 million, net of federal benefit). If recognized, $63.4 million of these tax benefits would have reduced income tax expense and the effective tax rate. Included in this amount is $15.7 million of interest and penalties, which the Company records in Income Tax Expense (Benefit) in the Company's Consolidated Statements of Operations. In the three months ended December 31, 2018, unrecognized tax benefits decreased by $6.3 million. Over the next 12 months, it is reasonably possible that state tax audit resolutions and the expiration of statutes of limitations could result in a reduction of unrecognized tax benefits by approximately $4.5 million.

The Company's effective tax rates were 9.4% and (140.1)% for the three months ended December 31, 2018 and 2017, respectively. The effective tax rate in the three months ended December 31, 2018 was primarily impacted by the $37.0 million decrease to the Company's transition tax related to the 2017 Tax Act. The effective tax rate in the three months ended December 31, 2017 was primarily impacted by the effect of the 2017 Tax Act. The Company's effective tax rates for both periods reported herein were favorably impacted by the Company's international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Note 5.  Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2018:

(in thousands)	Pharmaceutical Distribution Services	Other	Total
Goodwill as of September 30, 2018	$4,852,775	$1,811,497	$6,664,272
Goodwill recognized in connection with acquisitions	—	35,871	35,871
Purchase price accounting adjustments	(512)	—	(512)
Foreign currency translation	—	(2,084)	(2,084)
Goodwill as of December 31, 2018	$4,852,263	$1,845,284	$6,697,547

The following is a summary of other intangible assets:

	December 31, 2018				September 30, 2018
(in thousands)	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trade names		$685,260	$—	$685,260	$685,380	$—	$685,380
Finite-lived:
Customer relationships	14 years	2,550,198	(592,800)	1,957,398	2,549,245	(555,440)	1,993,805
Trade names and other	12 years	418,568	(136,528)	282,040	397,946	(129,303)	268,643
Total other intangible assets		$3,654,026	$(729,328)	$2,924,698	$3,632,571	$(684,743)	$2,947,828

Amortization expense for finite-lived intangible assets was $47.1 million and $40.2 million in the three months ended December 31, 2018 and 2017, respectively. Amortization expense for finite-lived intangible assets is estimated to be $185.8 million in fiscal 2019, $178.7 million in fiscal 2020, $174.8 million in fiscal 2021, $173.2 million in fiscal 2022, $172.2 million in fiscal 2023, and $1,402.0 million thereafter.
As a result of the continued suspension of production activities at PharMEDium Healthcare Holdings, Inc.'s ("PharMEDium") largest compounding facility located in Memphis, Tennessee (see Note 13), the Company updated its recoverability assessment of PharMEDium's long-lived assets as of December 31, 2018. The recoverability assessment was based upon comparing its undiscounted cash flows to the carrying value of the PharMEDium asset group, excluding goodwill. The carrying value of the asset group was $849 million as of December 31, 2018. The Company concluded that PharMEDium's long-lived assets are recoverable as of December 31, 2018; however, the forecasted undiscounted cash flows used to perform the recoverability assessment are inherently uncertain and include assumptions, such as the timing of resumed production activities and profitability, that could differ from actual results in future periods.

Note 6.  Debt

Debt consisted of the following:

(in thousands)	December 31, 2018	September 30, 2018
Revolving credit note	$—	$—
Term loans due in 2020	399,601	398,665
Overdraft facility due 2021 (£30,000)	24,891	13,269
Receivables securitization facility due 2021	500,000	500,000
Multi-currency revolving credit facility due 2023	—	—
$500,000, 3.50% senior notes due 2021	498,521	498,392
$500,000, 3.40% senior notes due 2024	497,377	497,255
$500,000, 3.25% senior notes due 2025	495,802	495,632
$750,000, 3.45% senior notes due 2027	742,468	742,258
$500,000, 4.25% senior notes due 2045	494,352	494,298
$500,000, 4.30% senior notes due 2047	492,289	492,222
Capital lease obligations	69	745
Nonrecourse debt	176,306	177,453
Total debt	4,321,676	4,310,189
Less AmerisourceBergen Corporation current portion	24,927	13,976
Less nonrecourse current portion	131,349	137,681
Total, net of current portion	$4,165,400	$4,158,532

Multi-Currency Revolving Credit Facility

The Company has a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in November 2021, with a syndicate of lenders. In October 2018, the Company entered into an amendment to, among other things, extend the maturity to October 2023 and modify certain restrictive covenants, including modifications to allow for indebtedness of foreign subsidiaries. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on the Company’s debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2018) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. The Company pays facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on its debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of December 31, 2018). The Company may choose to repay or reduce its commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which the Company was compliant as of December 31, 2018.

Commercial Paper Program

The Company has a commercial paper program whereby it may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase the Company’s borrowing capacity as it is fully backed by the Company’s Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under the commercial paper program as of December 31, 2018.

Receivables Securitization Facility

The Company has a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2019. In October 2018, the Company entered into an amendment to extend the maturity date to October 2021. The Company has available to it an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR, plus a program fee. The Company pays a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2018.

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

Term Loans
In October 2018, the Company refinanced $400 million of outstanding terms loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points. The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which the Company was compliant as of December 31, 2018.
Nonrecourse Debt

Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

Note 7.  Stockholders’ Equity and Earnings per Share

In November 2018, the Company’s board of directors increased the quarterly cash dividend by 5% from $0.38 per share to $0.40 per share.

In November 2016, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2018, the Company purchased 1.4 million shares of its common stock for a total of $125.8 million, which excluded $24.0 million of September 2018 purchases that cash settled in October 2018, to complete its authorization under this program.
In October 2018, the Company's board of directors authorized a new share repurchase program allowing the Company to purchase up to $1.0 billion of its outstanding shares of common stock, subject to market conditions. During the three months ended December 31, 2018, the Company purchased 1.3 million shares of its common stock for a total of $100.0 million, which included $10.8 million of December 2018 purchases that cash settled in January 2019. As of December 31 2018, the Company had $900.0 million of availability remaining under this program.
Basic earnings per share is computed by dividing net income attributable to AmerisourceBergen Corporation by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed by dividing net income attributable to AmerisourceBergen Corporation by the weighted average number of shares of common stock outstanding, plus the dilutive effect of stock options and restricted stock units during the periods presented.

The following illustrates the components of diluted weighted average shares outstanding for the periods indicated:

	Three months ended December 31,
(in thousands)	2018	2017
Weighted average common shares outstanding - basic	212,054	218,323
Dilutive effect of stock options and restricted stock units	1,915	2,499
Weighted average common shares outstanding - diluted	213,969	220,822

The potentially dilutive stock options and restricted stock units that were antidilutive for the three months ended December 31, 2018 and 2017 were 3.8 million and 4.6 million, respectively.

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

Revenue from the various agreements and arrangements with WBA was $15.3 billion and $12.7 billion in the three months ended December 31, 2018 and 2017, respectively. The Company’s receivable from WBA, net of incentives, was $6.1 billion and $5.6 billion as of December 31, 2018 and September 30, 2018, respectively.

Note 9. Employee Severance, Litigation, and Other

The following illustrates the charges incurred by the Company relating to Employee Severance, Litigation, and Other for the periods indicated:

	Three months ended December 31,
(in thousands)	2018	2017
Employee severance	$3,765	$7,671
Litigation and opioid-related costs	14,539	2,809
Other	22,368	19,541
Total employee severance, litigation, and other	$40,672	$30,021

Employee severance in the three months ended December 31, 2018 included costs primarily related to position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business. Employee severance in the three months ended December 31, 2017 included costs primarily related to position eliminations resulting from our business transformation efforts.

Litigation and opioid-related costs in the three months ended December 31, 2018 and 2017 primarily related to legal fees in connection with opioid lawsuits and investigations.

Other costs in the three months ended December 31, 2018 included $11.6 million of acquisition-related deal and integration costs, $7.0 million related to the Company's business transformation efforts, and $3.8 million of other restructuring initiatives. Other costs in the three months ended December 31, 2017 included $10.7 million of restructuring initiatives, $4.7 million related to the Company's business transformation efforts, and $4.1 million of acquisition-related deal and integration costs.

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
Opioid Lawsuits and Investigations
A significant number of counties, municipalities, and other governmental entities in a majority of U.S. states and Puerto Rico, as well as several states and tribes, have filed lawsuits in various federal, state and other courts against pharmaceutical wholesale distributors (including the Company and its subsidiary AmerisourceBergen Drug Corporation ("ABDC")), pharmaceutical manufacturers, retail chains, medical practices, and physicians relating to the distribution of prescription opioid pain medications. Additionally, a significant number of counties and municipalities have also named H.D. Smith, a subsidiary that the Company acquired in January 2018, as a defendant in such lawsuits. Other lawsuits regarding the distribution of prescription opioid pain medications have been filed by: third-party payors and similar entities; hospitals; hospital groups; and individuals, including cases styled as putative class actions. The lawsuits, which have been filed in federal, state, and other courts, generally allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance, and unjust enrichment, and seek equitable relief and monetary damages.

An initial group of cases was consolidated for Multidistrict Litigation ("MDL") proceedings before the United States District Court for the Northern District of Ohio (the "Court") in December 2017. Additional cases have been, and will likely continue to be, transferred to the MDL. In April 2018, the Court issued an order creating a litigation track, which includes dispositive motion practice, discovery, and trials in certain bellwether jurisdictions that are scheduled to commence in October 2019. In December 2018, the Court dismissed certain public nuisance claims in the first bellwether cases and allowed the majority of the claims to proceed. On December 31, 2018, the Court issued an order selecting two additional cases for a second bellwether discovery and trial track. The timing of discovery, motion practice, and trials for the second set of bellwether cases has not yet been determined.

The Court has continued to oversee court-ordered settlement discussions with attorneys for the plaintiffs and certain states that it instituted at the beginning of the MDL proceedings. Further, in June 2018, the Court granted a motion permitting the United States, through the Department of Justice ("DOJ"), to participate in settlement discussions and as a friend of the Court by providing information to facilitate non-monetary remedies.

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

In addition, in September 2017, the Company received a request for documents and information on behalf of attorneys general from a coalition of states who are investigating a number of manufacturers and distributors (including ABDC) regarding the distribution of prescription opioid pain medications. The Company is engaged in discussions with the representatives of the attorneys general regarding this request and has been producing responsive documents. The Company has also received subpoenas, civil investigative demands, and other requests for information, requesting the production of documents regarding the distribution of prescription opioid pain medications from government agencies in other jurisdictions, including certain states. The Company is engaged in discussions with representatives from these government agencies regarding the requests, and has been producing responsive documents.

Additionally, in fiscal 2012, ABDC received a subpoena from the U.S. Attorney's Office for the District of New Jersey ("USAO-NJ") in connection with a grand jury proceeding requesting documents concerning ABDC's program for controlling and monitoring diversion of controlled substances into channels other than for legitimate medical, scientific, and industrial purposes. ABDC also received a subpoena from the Drug Enforcement Administration ("DEA") in connection with the matter. Since fiscal 2012, ABDC has received and responded to a number of subpoenas from both the USAO-NJ and DEA requesting grand jury testimony and additional information related to electronically stored information, documents concerning specific customers' purchases of controlled substances, and DEA audits. In July 2017, the USAO-NJ and DEA served an administrative subpoena requesting documents relating to ABDC's diversion control programs from 2013 to the present. The Company is responding to the 2017 subpoena and continues to engage in dialogue with the USAO-NJ. Subsequent to the 2017 subpoena, the Company also received administrative subpoenas from the U.S. Attorney's Offices for the Eastern District of New York, the District of Colorado, the Northern District of West Virginia, the Western District of Michigan, the Middle District of Florida, and the Eastern District of California. Those subpoenas are substantively similar to the subpoena received from the USAO-NJ in 2017. The Company has been engaged in discussions with the various U.S. Attorney’s Offices and has been producing documents in response to the subpoenas.

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
Government Enforcement and Related Litigation Matters
The U.S. Food and Drug Administration ("FDA") and the Consumer Protection Branch of the Civil Division of the DOJ regulate the compounding of pharmaceutical products. The Company’s Section 503B outsourcing facilities must comply with current Good Manufacturing Practice ("cGMP") requirements and are inspected by the FDA periodically to determine whether PharMEDium is complying with such cGMP requirements. The FDA and the DOJ have broad enforcement powers, including the ability to enjoin PharMEDium's Section 503B outsourcing facilities from distributing pharmaceutical products.
The Company continues to be in communication with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ regarding the ongoing compliance efforts of PharMEDium. A failure to adequately address observations identified by the FDA and the DOJ could lead to a consent decree, which could result in the suspension of operations at one or more facilities. If a consent decree is entered into, violations thereof could also result in monetary penalties. In November 2018, representatives of the Company and PharMEDium had an initial meeting with the FDA and the DOJ to discuss potential resolution of ongoing matters and whether a consent decree is necessary. Based on discussions to date, the Company believes that any resolution is likely to require the entry into a consent decree. The focus of ongoing negotiations relates to the scope of any such decree, including whether it will cover PharMEDium facilities other than the Memphis, Tennessee 503B outsourcing facility where production was voluntarily suspended in December 2017. Negotiations with FDA and DOJ have been impacted by the partial shutdown of the U.S. government. The Company cannot predict when the negotiations will be completed or the timing of any consent decree or other enforcement action.
Subpoenas and Ongoing Investigations
From time to time, the Company receives subpoenas or requests for information from various government agencies relating to the Company's business or to the business of a customer, supplier, or other industry participant. The Company's responses often require time and effort and can result in considerable costs being incurred. Most of these matters are resolved without incident; however, such subpoenas or requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry, as well as to substantial settlements.

In January 2017, the Company's subsidiary U.S. Bioservices Corporation received a subpoena for information from the U.S. Attorney's Office for the Eastern District of New York ("USAO-EDNY") relating to its activities in connection with billing for products and making returns of potential overpayments to government payers. The Company is engaged in discussions with the USAO-EDNY and has been producing documents in response to the subpoena.

In November 2017, the Company’s subsidiary PharMEDium received a grand jury subpoena for documents from the U.S. Attorney's Office for the Western District of Tennessee ("USAO-WDTN") seeking various documents, including information generally related to the laboratory testing procedures of PharMEDium's products, and more specifically, for PharMEDium products packaged in a certain type of syringe at its Memphis, Tennessee facility. The Company engaged in discussions with the USAO-WDTN and produced documents in response to the subpoena.

Other Contingencies
New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and requires manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee was to be based upon opioids sold or distributed to or within NYS. In the fourth quarter of the fiscal year ended September 30, 2018, the Company accrued $22 million as an estimate of its liability under the OSA for opioids distributed from January 1, 2017 through September 30, 2018 and recognized this reserve in Cost of Goods Sold on its Consolidated Statement of Operations and in Accrued Expenses and Other on its Consolidated Balance Sheet as of September 30, 2018. In December 2018, the OSA was ruled unconstitutional by the U.S. District Court for the Southern District of New York, and, as a result, the Company reversed the $22.0 million accrual in the quarter ended December 31, 2018. NYS filed an appeal of the court decision on January 17, 2019; however, the Company does not believe a loss contingency is probable.
Note 11.  Litigation Settlements

Antitrust Settlements

Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are generally brought as class actions. The Company is not typically named as a plaintiff in these lawsuits, but has been a member of the direct purchasers' class (i.e., those purchasers who purchase directly from these pharmaceutical manufacturers). None of the lawsuits have gone to trial, but some have settled in the past with the Company receiving proceeds from the settlement funds. During the three months ended December 31, 2018, the Company recognized gains of $87.3 million related to these lawsuits. The Company recognized no gains during the three months ended December 31, 2017. These gains, which are net of attorney fees and estimated payments due to other parties, were recorded as reductions to cost of goods sold in the Company’s Consolidated Statements of Operations.

Note 12.  Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable as of December 31, 2018 and September 30, 2018 approximate fair value based upon the relatively short-term nature of these financial instruments. Within Cash and Cash Equivalents, the Company had $1,200.0 million of investments in money market accounts as of December 31, 2018 and had $1,050.0 million of investments in money market accounts as of September 30, 2018. The fair value of the money market accounts was determined based upon unadjusted quoted prices in active markets for identical assets, otherwise known as Level 1 inputs.

The recorded amount of long-term debt (see Note 6) and the corresponding fair value as of December 31, 2018 were $4,165.4 million and $3,957.1 million, respectively. The recorded amount of long-term debt and the corresponding fair value as of September 30, 2018 were $4,158.5 million and $4,000.1 million, respectively. The fair value of long-term debt was determined based upon inputs other than quoted prices, otherwise known as Level 2 inputs.

Note 13.  Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company's operations are comprised of the Pharmaceutical Distribution Services reportable segment and other operating segments that are not significant enough to require separate reportable segment disclosure and, therefore, have been included in Other for the purpose of reportable segment presentation. Other consists of operating segments that focus on global commercialization services and animal health (MWI Animal Health). The operating segments that focus on global commercialization services include AmerisourceBergen Consulting Services and World Courier.

The following illustrates reportable and operating segment revenue for the periods indicated:

	Three months ended December 31,
(in thousands)	2018	2017
Pharmaceutical Distribution Services	$43,744,381	$38,937,698
Other:
MWI Animal Health	954,584	958,572
Global Commercialization Services	716,354	586,379
Total Other	1,670,938	1,544,951
Intersegment eliminations	(22,867)	(16,317)
Revenue	$45,392,452	$40,466,332

Intersegment eliminations primarily represent the elimination of certain Pharmaceutical Distribution Services reportable segment sales to MWI.

The following illustrates reportable segment operating income for the periods indicated:

	Three months ended December 31,
(in thousands)	2018	2017
Pharmaceutical Distribution Services	$373,207	$388,182
Other	98,934	100,275
Intersegment eliminations	(307)	(407)
Total segment operating income	$471,834	$488,050

The following reconciles total segment operating income to income before income taxes for the periods indicated:

	Three months ended December 31,
(in thousands)	2018	2017
Total segment operating income	$471,834	$488,050
Gain from antitrust litigation settlements	87,279	—
LIFO credit	3,029	—
PharMEDium remediation costs	(20,495)	—
New York State Opioid Stewardship Act	22,000	—
Acquisition-related intangibles amortization	(45,152)	(39,056)
Employee severance, litigation, and other	(40,672)	(30,021)
Operating income	477,823	418,973
Other loss	3,097	324
Interest expense, net	42,170	35,864
Loss on early retirement of debt	—	23,766
Income before income taxes	$432,556	$359,019

Segment operating income is evaluated by the chief operating decision maker ("CODM") of the Company before gain from antitrust litigation settlements; LIFO credit; PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; employee severance, litigation, and other; other loss; interest expense, net; and loss on early retirement of debt. All corporate office expenses are allocated to the reportable segment level.

After FDA inspections of PharMEDium's compounding facilities, the Company voluntarily suspended production activities in December 2017 at its largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures. The Company has been in communication with the FDA and the Consumer Protection Branch of the Civil Division of the DOJ regarding its ongoing compliance efforts at PharMEDium, and representatives of the Company and PharMEDium had an initial meeting with the DOJ and the FDA in November 2018 to discuss potential resolution of ongoing matters and whether a consent decree is necessary. Based on discussions to date, the Company believes that any resolution is likely to require the entry into a consent decree. The focus of ongoing negotiations relates to the scope of any such decree, including whether it will cover PharMEDium facilities other than the Memphis, Tennessee 503B outsourcing facility. Negotiations with FDA and DOJ have been impacted by the partial shutdown of the U.S. government. The Company cannot predict when the negotiations will be completed or the timing of any consent decree or other enforcement action. The Company incurred remediation costs primarily in connection with the suspended production activities. These remediation costs are primarily classified in Cost of Goods sold in the Consolidated Statements of Operations in the three months ended December 31, 2018. Future remediation costs will also include costs related to remediation activities responsive to FDA inspectional observations generally applicable to all of PharMEDium’s 503B outsourcing facilities, including product stability studies.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
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
Other
Other consists of operating segments that focus on global commercialization services and animal health (MWI Animal Health). The operating segments that focus on global commercialization services include AmerisourceBergen Consulting Services ("ABCS") and World Courier.
MWI Animal Health ("MWI") is a leading animal health distribution company in the United States and in the United Kingdom. MWI sells pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, and various other products to customers in both the companion animal and production animal markets. Additionally, MWI offers demand-creating sales force services to manufacturers. ABCS, through a number of operating businesses, provides a full suite of integrated manufacturer services that range from clinical trial support to product post-approval and commercialization support. World Courier, which operates in over 50 countries, is a leading global specialty transportation and logistics provider for the biopharmaceutical industry.

Executive Summary

This executive summary provides highlights from the results of operations that follow:

•	Revenue increased 12.2% from the prior year quarter primarily due to the revenue growth of our Pharmaceutical Distribution Services segment;

•
Pharmaceutical Distribution Services' gross profit increased 10.8% from the prior year quarter primarily due to the increase in revenue, the January 2018 consolidation of Profarma Distribuidora de Produtos Farmacêuticos S.A. ("Profarma"), a leading pharmaceutical wholesaler in Brazil (see Note 2 of the Notes to Consolidated Financial Statements), and the January 2018 acquisition of H.D. Smith, offset in part by our pharmaceutical compounding operations as it shipped fewer units primarily due to suspension of production at the Memphis facility since December 2017 pending execution of certain remedial measures (see Note 13 of the Notes to Consolidated Financial Statements). Gross profit in Other increased 1.4% from the prior year quarter primarily due to the January 2018 consolidation of the specialty joint venture in Brazil (see Note 2 of the Notes to Consolidated Financial Statements) and World Courier, offset in part by lower gross profit at MWI and the Lash consulting group within ABCS. Total gross profit in the current year period was favorably impacted by an increase in gains from antitrust litigation settlements and the reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act, offset in part by PharMEDium remediation costs in comparison to the prior year period;

•
Distribution, selling, and administrative expenses increased 17.6% from the prior year quarter. Pharmaceutical Distribution Services segment's expenses increased by 26.4% from the prior year quarter primarily due to the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith. Distribution, selling, and administrative expenses in Other increased by 1.1% in the current year quarter due to the consolidation of the specialty joint venture in Brazil and offset by the reduction in operating expenses at the Lash consulting group within ABCS;

•
Operating income increased 14.0% in the current year quarter primarily due to an increase in gains from antitrust litigation settlements and the reversal of a previously-estimated assessment related to the New York State Opioid Stewardship Act, offset in part by an increase in PharMEDium remediation costs, an increase in employee severance, litigation, and other costs, and a decline in total segment operating income in comparison to the prior year period;

•
Our effective tax rates were 9.4% and (140.1)% in the three months ended December 31, 2018 and 2017, respectively. The effective tax rate in the three months ended December 31, 2018 was primarily impacted by a $37.0 million decrease to the transition tax on historical foreign earnings and profits related to the Tax Cuts and Jobs Act (the "2017 Tax Act"). The effective tax rate in the three months ended December 31, 2017 was primarily impacted by the effect of the 2017 Tax Act. Our total income tax benefit in the three months ended December 31, 2017 of $502.8 million reflected $587.6 million of discrete tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019. Our effective tax rates for all interim periods reported herein were favorably impacted by our international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting; and

•
Net income and earnings per share were significantly lower in the current year quarter primarily due to the significant income tax benefit recognized in the prior year period as a result of the 2017 Tax Act.

Results of Operations

Revenue

	Three months ended December 31,
(dollars in thousands)	2018	2017	Change
Pharmaceutical Distribution Services	$43,744,381	$38,937,698	12.3%
Other:
MWI Animal Health	954,584	958,572	(0.4)%
Global Commercialization Services	716,354	586,379	22.2%
Total Other	1,670,938	1,544,951	8.2%
Intersegment eliminations	(22,867)	(16,317)
Revenue	$45,392,452	$40,466,332	12.2%

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

Revenue increased by 12.2% from the prior year quarter primarily due to the revenue growth of our Pharmaceutical Distribution Services segment.

The Pharmaceutical Distribution Services segment's revenue grew 12.3% from the prior year quarter primarily due to the growth of some of its largest customers, overall market growth, and strong oncology product sales. In addition, revenue increased in the current year fiscal period due to the January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.

Revenue in Other increased 8.2% from the prior year quarter. The increase from the prior year quarter was primarily due to the January 2018 consolidation of the specialty joint venture in Brazil, ABCS's growth in its Canadian operations, and growth at World Courier, offset in part by a decrease in revenue at the Lash consulting group within ABCS.

A number of our contracts with customers, including group purchasing organizations, are typically subject to expiration each year. We may lose a significant customer if any existing contract with such customer expires without being extended, renewed, or replaced. During the three months ended December 31, 2018, no significant contracts expired. Over the next twelve months, there are no significant contracts scheduled to expire. Additionally, from time to time, significant contracts may be terminated in accordance with their terms or extended, renewed, or replaced prior to their expiration dates. If those contracts are extended, renewed, or replaced at less favorable terms, they may also negatively impact our revenue, results of operations, and cash flows.

Gross Profit

	Three months ended December 31,
(dollars in thousands)	2018	2017	Change
Pharmaceutical Distribution Services	$878,464	$792,539	10.8%
Other	325,026	320,520	1.4%
Intersegment eliminations	(307)	(407)
Gain from antitrust litigation settlements	87,279	—
LIFO credit	3,029	—
PharMEDium remediation costs	(17,911)	—
New York State Opioid Stewardship Act	22,000	—
Gross profit	$1,297,580	$1,112,652	16.6%

Gross profit increased 16.6%, or $184.9 million, from the prior year quarter. Gross profit in the current year period was favorably impacted by gains from antitrust litigation settlements, the increase in Pharmaceutical Distribution Services' gross profit, and the reversal of a previously-estimated assessment related to the New York Opioid Stewardship Act, offset in part by PharMEDium remediation costs. After FDA inspections of our compounding facilities, we voluntarily suspended production activities in December 2017 at our largest compounding facility located in Memphis, Tennessee pending execution of certain remedial measures (see Note 13 of the Notes to Consolidated Financial Statements).

New York State ("NYS") enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018. The OSA established an annual $100 million Opioid Stewardship Fund (the "Fund") and required manufacturers, distributors, and importers licensed in NYS to ratably source the Fund. The ratable share of the assessment for each licensee was to be based upon opioids sold or distributed to or within NYS. In September 2018, we accrued $22.0 million as an estimate of our liability under the OSA for the period from January 1, 2017 through September 30, 2018. In December 2018, the OSA was ruled unconstitutional by the U.S. District Court for the Southern District of New York, and, as a result, we reversed the $22.0 million accrual in the quarter ended December 31, 2018. NYS filed an appeal of the court decision on January 17, 2019.

Our cost of goods sold for interim periods includes a LIFO provision that is recorded ratably on a quarterly basis and is based on our estimated annual LIFO provision. The annual LIFO provision, which we estimate on a quarterly basis, is affected by manufacturer pricing practices, which may be impacted by market and other external influences, expected changes in inventory quantities, and product mix, many of which are difficult to predict. Changes to any of the above factors may have a material impact to our annual LIFO provision.

Pharmaceutical Distribution Services' gross profit increased 10.8%, or $85.9 million, from the prior year quarter. Gross profit in the current year quarter increased primarily due to the increase in revenue, the January 2018 consolidation of Profarma, and the January 2018 acquisition of H.D. Smith, offset in part by our pharmaceutical compounding operations as it shipped fewer units primarily due to suspension of production at our Memphis facility since December 2017. As a percentage of revenue, Pharmaceutical Distribution Services' gross profit margin of 2.01% in the quarter ended December 31, 2018 declined 3 basis points compared to the prior year quarter. The decrease in gross profit margin from the prior year quarter was primarily due to a lower contribution from our pharmaceutical compounding operations and due to increased sales to our larger customers, which typically have lower gross profit margins, offset in part by the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith.

Gross profit in Other increased 1.4%, or $4.5 million, from the prior year quarter. The increase was primarily due to the January 2018 consolidation of the specialty joint venture in Brazil and World Courier, offset in part by lower gross profit at MWI and the Lash consulting group within ABCS. As a percentage of revenue, gross profit margin in Other of 19.45% in the quarter ended December 31, 2018 decreased from 20.75% in the prior year period. The decrease in gross profit margin in the quarter ended December 31, 2018 was primarily due to the decrease in gross profit margin at the Lash consulting group within ABCS.

We recognized gains from antitrust litigation settlements with pharmaceutical manufacturers of $87.3 million during the quarter ended December 31, 2018. The gains were recorded as reductions to Cost of Goods Sold (see Note 11 of the Notes to Consolidated Financial Statements).

Operating Expenses

	Three months ended December 31,
(dollars in thousands)	2018	2017	Change
Distribution, selling, and administrative	$656,585	$558,522	17.6%
Depreciation and amortization	122,500	105,136	16.5%
Employee severance, litigation, and other	40,672	30,021
Total operating expenses	$819,757	$693,679	18.2%

Distribution, selling, and administrative expenses increased 17.6%, or $98.1 million, from the prior year quarter, as the Pharmaceutical Distribution Services segment's expenses increased by 26.4% from the prior year quarter primarily due to the January 2018 consolidation of Profarma and the January 2018 acquisition of H.D. Smith. Distribution, selling, and administrative expenses in Other increased by 1.1% compared to the prior year due to the January 2018 consolidation of the specialty joint venture in Brazil and offset by the reduction in operating expenses at the Lash consulting group within ABCS. As a percentage of revenue, distribution, selling, and administrative expenses was 1.45% in the current year quarter, and represents an increase of 7 basis points compared to the prior year quarter and is primarily due to the January 2018 consolidation of Profarma and the specialty joint venture in Brazil.

Depreciation expense increased 16.1% from the prior year quarter due to an increase in the amount of property and equipment placed in service relating to our distribution infrastructure and various technology assets and from our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma. Amortization expense increased 17.2% from the prior year quarter primarily due to the amortization of intangible assets originating from our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma.

Employee severance, litigation, and other in the three months ended December 31, 2018 included $3.8 million of severance costs primarily related to position eliminations resulting from our business transformation efforts and restructuring activities related to our consulting business. Litigation costs were $14.5 million in the three months ended December 31, 2018 and primarily related to legal fees in connection with opioid lawsuits and investigations. Other costs in the three months ended December 31, 2018 included $11.6 million of acquisition-related deal and integration costs, $7.0 million of other costs related to our business transformation efforts, and $3.8 million of other restructuring initiatives.

Employee severance, litigation, and other in the three months ended December 31, 2017 included $7.7 million of severance costs primarily related to position eliminations resulting from our business transformation efforts. Litigation costs were $2.8 million in the three months ended December 31, 2017 and primarily related to legal fees in connection with opioid lawsuits and investigations. Other costs in the three months ended December 31, 2017 included $10.7 million of restructuring initiatives, $4.7 million related to our business transformation efforts, and $4.1 million of acquisition-related deal and integration costs.

Operating Income

	Three months ended December 31,
(dollars in thousands)	2018	2017	Change
Pharmaceutical Distribution Services	$373,207	$388,182	(3.9)%
Other	98,934	100,275	(1.3)%
Intersegment eliminations	(307)	(407)
Total segment operating income	471,834	488,050	(3.3)%

Gain from antitrust litigation settlements	87,279	—
LIFO credit	3,029	—
PharMEDium remediation costs	(20,495)	—
New York State Opioid Stewardship Act	22,000	—
Acquisition-related intangibles amortization	(45,152)	(39,056)
Employee severance, litigation, and other	(40,672)	(30,021)
Operating income	$477,823	$418,973	14.0%

Segment operating income is evaluated before gain from antitrust litigation settlements; LIFO credit; PharMEDium remediation costs; New York State Opioid Stewardship Act; acquisition-related intangibles amortization; and employee severance, litigation, and other.

Pharmaceutical Distribution Services' operating income decreased 3.9%, or $15.0 million, from the prior year quarter primarily due to an increase in operating expenses, offset in part by the increase in gross profit. As a percentage of revenue, Pharmaceutical Distribution Services' operating income margin decreased 15 basis points from the prior year quarter primarily due to a lower contribution from our pharmaceutical compounding operations as it shipped fewer units as we voluntarily suspended production in December 2017 at our Memphis facility.

Operating income in Other decreased 1.3%, or $1.3 million, from the prior year quarter as the increase in operating expenses, including depreciation, exceeded the increase in gross profit.

Interest expense, net and the respective weighted average interest rates in the quarter ended December 31, 2018 and 2017 were as follows:

	2018		2017
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Interest expense	$49,236	3.78%	$37,383	3.36%
Interest income	(7,066)	1.80%	(1,519)	0.75%
Interest expense, net	$42,170		$35,864

Interest expense, net increased 17.6%, or $6.3 million, from the prior year quarter. The increase was primarily due to the December 2017 issuance of senior notes to finance our January 2018 acquisition of H.D. Smith and the January 2018 consolidation of Profarma's debt and related interest expense, offset in part by an increase in interest income primarily due to a $753 million increase in our average cash balance during the current year quarter and an increase in interest rates.

For the three month period ended December 31, 2017, we recorded a $23.8 million loss on the early retirement of our $400 million of 4.875% senior notes that were due in 2019. The loss on the early retirement of the debt included a $22.3 million prepayment premium and $1.5 million of an unamortized debt discount and unamortized debt issuance costs.

Our effective tax rates were 9.4% and (140.1)% in the three months ended December 31, 2018 and 2017, respectively. The effective tax rate in the three months ended December 31, 2018 was primarily impacted by a $37.0 million decrease to the transition tax on historical foreign earnings and profits related to the 2017 Tax Act. The effective tax rate in the three months ended December 31, 2017 was primarily impacted by the effect of the 2017 Tax Act. Our total income tax benefit in the three months ended December 31, 2017 of $502.8 million reflected $587.6 million of discrete tax benefits recognized and a reduction in the U.S. federal income tax rate from 35% to 21%, both resulting from the 2017 Tax Act. We expect that the federal corporate tax rate reduction as a result of the 2017 Tax Act will continue to favorably impact our effective tax rate compared to prior periods through fiscal 2019. Our effective tax rates for all interim periods reported herein were favorably impacted by our international businesses in Switzerland and Ireland, which have lower income tax rates, and the benefit from stock option exercises and restricted stock vesting.

Net income and earnings per share were significantly lower in the current year quarter primarily due to the significant income tax benefit recognized in the prior year period as a result of the 2017 Tax Act.

Liquidity and Capital Resources

The following table illustrates our debt structure as of December 31, 2018, including availability under the multi-currency revolving credit facility, the receivables securitization facility, the revolving credit note, and the overdraft facility:

(in thousands)	Outstanding Balance	Additional Availability
Fixed-Rate Debt:
$500,000, 3.50% senior notes due 2021	$498,521	$—
$500,000, 3.40% senior notes due 2024	497,377	—
$500,000, 3.25% senior notes due 2025	495,802	—
$750,000, 3.45% senior notes due 2027	742,468	—
$500,000, 4.25% senior notes due 2045	494,352	—
$500,000, 4.30% senior notes due 2047	492,289	—
Capital lease obligations	69	—
Nonrecourse debt	74,254	—
Total fixed-rate debt	3,295,132	—

Variable-Rate Debt:
Revolving credit note	—	75,000
Term loan due 2020	399,601	—
Overdraft facility due 2021 (£30,000)	24,891	13,383
Receivables securitization facility due 2021	500,000	950,000
Multi-currency revolving credit facility due 2023	—	1,400,000
Nonrecourse debt	102,052	—
Total variable-rate debt	1,026,544	2,438,383
Total debt	$4,321,676	$2,438,383

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

As of December 31, 2018 and September 30, 2018, our cash and cash equivalents held by foreign subsidiaries were $549.5 million and $842.5 million, respectively, and are generally based in U.S. dollar denominated holdings. In the quarter ended December 31, 2018, we repatriated $350.0 million of cash held by foreign subsidiaries to use for general corporate purposes.

We have increased seasonal needs related to our inventory build during the December and March quarters that, depending on our cash balance, may require the use of our credit facilities to fund short-term capital needs. Our cash balance in the three months ended December 31, 2018 and 2017 needed to be supplemented by intra-period credit facility borrowings to cover short-term working capital needs. The largest amount of intra-period borrowings under our revolving and securitization credit facilities that was outstanding at any one time during the three months ended December 31, 2018 and 2017 was $19.4 million and $411.1 million, respectively. We had $72.3 million and $2,557.3 million of cumulative intra-period borrowings that were repaid under our credit facilities during the three months ended December 31, 2018 and 2017, respectively.

We have a $1.4 billion multi-currency senior unsecured revolving credit facility ("Multi-Currency Revolving Credit Facility"), which was scheduled to expire in November 2021, with a syndicate of lenders. In October 2018, we entered into an amendment to, among other things, extend the maturity to October 2023 and modify certain restrictive covenants, including modifications to allow for indebtedness of foreign subsidiaries. Interest on borrowings under the Multi-Currency Revolving Credit Facility accrues at specified rates based on our debt rating and ranges from 70 basis points to 110 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee, as applicable (91 basis points over CDOR/LIBOR/EURIBOR/Bankers Acceptance Stamping Fee as of December 31, 2018) and from 0 basis points to 10 basis points over the alternate base rate and Canadian prime rate, as applicable. We pay facility fees to maintain the availability under the Multi-Currency Revolving Credit Facility at specified rates based on our debt rating, ranging from 5 basis points to 15 basis points, annually, of the total commitment (9 basis points as of December 31, 2018). We may choose to repay or reduce our commitments under the Multi-Currency Revolving Credit Facility at any time. The Multi-Currency Revolving Credit Facility contains covenants, including compliance with a financial leverage ratio test, as well as others that impose limitations on, among other things, indebtedness of subsidiaries and asset sales, with which we were compliant as of December 31, 2018.

We have a commercial paper program whereby we may from time to time issue short-term promissory notes in an aggregate amount of up to $1.4 billion at any one time. Amounts available under the program may be borrowed, repaid, and re-borrowed from time to time. The maturities on the notes will vary, but may not exceed 365 days from the date of issuance. The notes will bear interest, if interest bearing, or will be sold at a discount from their face amounts. The commercial paper program does not increase our borrowing capacity as it is fully backed by our Multi-Currency Revolving Credit Facility. There were no borrowings outstanding under our commercial paper program as of December 31, 2018.

We have a $1,450 million receivables securitization facility ("Receivables Securitization Facility"), which was scheduled to expire in November 2019. In October 2018, we entered into an amendment to extend the maturity date to October 2021. We have available to us an accordion feature whereby the commitment on the Receivables Securitization Facility may be increased by up to $250 million, subject to lender approval, for seasonal needs during the December and March quarters. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee. We pay a customary unused fee at prevailing market rates, annually, to maintain the availability under the Receivables Securitization Facility. The Receivables Securitization Facility contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2018.

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
In October 2018, we refinanced $400 million of outstanding terms loans by issuing a new $400 million variable-rate term loan ("October 2018 Term Loan"), which matures in October 2020. The October 2018 Term Loan bears interest at a rate equal to a base rate or LIBOR, plus a margin of 65 basis points. The October 2018 Term Loan contains similar covenants to the Multi-Currency Revolving Credit Facility, with which we were compliant as of December 31, 2018.
Nonrecourse debt is comprised of short-term and long-term debt belonging to the Brazil subsidiaries and is repaid solely from the Brazil subsidiaries' cash flows and such debt agreements provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts, and cash flows of the Brazil subsidiaries.

In November 2016, our board of directors authorized a share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the three months ended December 31, 2018, we purchased $125.8 million of our common stock under this program, which excluded $24.0 million of September 2018 purchases that cash settled in October 2018, to complete our authorization under this program.

In October 2018, our board of directors authorized a new share repurchase program allowing us to purchase up to $1.0 billion of outstanding shares of our common stock, subject to market conditions. During the three months ended December 31, 2018, we purchased shares of our common stock for a total of $100.0 million, which included $10.8 million of December 2018 purchases that cash settled in January 2019. As of December 31 2018, we had $900.0 million of availability remaining under this program.

We have market risk exposure to interest rate fluctuations relating to our debt. We manage interest rate risk by using a combination of fixed-rate and variable-rate debt. The amount of variable-rate debt fluctuates during the year based on our working capital requirements. We had $1.0 billion of variable-rate debt outstanding as of December 31, 2018. We periodically evaluate financial instruments to manage our exposure to fixed and variable interest rates. However, there are no assurances that such instruments will be available in the combinations we want and/or on terms acceptable to us. There were no such financial instruments in effect as of December 31, 2018.

We also have market risk exposure to interest rate fluctuations relating to our cash and cash equivalents. We had $2,540.2 million in cash and cash equivalents as of December 31, 2018. The unfavorable impact of a hypothetical decrease in interest rates on cash and cash equivalents would be partially offset by the favorable impact of such a decrease on variable-rate debt. For every $100 million of cash invested that is in excess of variable-rate debt, a 10 basis point decrease in interest rates would increase our annual net interest expense by $0.1 million.

We have minimal exposure to foreign currency and exchange rate risk from our non-U.S. operations. Our largest exposure to foreign exchange rates exists primarily with the Brazilian Real, the Euro, the U.K. Pound Sterling, and the Canadian Dollar. Revenue from our foreign operations is less than two percent of our consolidated revenue. We may utilize foreign currency denominated forward contracts to hedge against changes in foreign exchange rates. We may use derivative instruments to hedge our foreign currency exposure, but not for speculative or trading purposes.

The following is a summary of our contractual obligations for future principal and interest payments on our debt, minimum rental payments on our noncancelable operating leases and financing obligations, and minimum payments on our other commitments as of December 31, 2018:

Payments Due by Period (in thousands)	Debt, Including Interest Payments	Operating Leases	Financing Obligations [1]	Other Commitments	Total
Within 1 year	$314,744	$91,619	$27,643	$95,641	$529,647
1-3 years	1,722,190	160,827	67,423	85,651	2,036,091
4-5 years	203,907	116,204	84,509	58,507	463,127
After 5 years	3,862,016	139,286	349,716	140,610	4,491,628
Total	$6,102,857	$507,936	$529,291	$380,409	$7,520,493

[1] Represents the portion of future minimum lease payments relating to facility leases where we were determined to be the accounting owner (see Note 1 of the   Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for a more detailed description   of our accounting for leases). These payments are recognized as reductions to the financing obligation and as interest expense and exclude the future non-cash   termination of the financing obligation.

The 2017 Tax Act requires a one-time transition tax to be recognized on historical foreign earnings and profits. We expect to pay $182.6 million, net of overpayments and tax credits, related to the transition tax as of December 31, 2018, which is payable in installments over a six-year period commencing in January 2021. The transition tax commitment is included in "Other Commitments" in the above table.

Our liability for uncertain tax positions was $106.6 million (including interest and penalties) as of December 31, 2018. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by taxing authorities. Since the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the above contractual obligations table.

During the three months ended December 31, 2018 and 2017, our operating activities provided cash of $479.0 million and $10.3 million, respectively. Cash provided by operations during the three months ended December 31, 2018 was principally the result of an increase in accounts payable of $1,498.6 million, net income of $391.8 million, and non-cash items of $206.9 million, offset in part by an increases in merchandise inventories of $898.8 million and accounts receivable of $658.9 million. The increase in accounts payable was primarily driven by the increase in merchandise inventories and the timing of scheduled payments to suppliers. We increased our merchandise inventories December 31, 2018 to support the increase in business volume and, consistent with prior years, due to seasonal needs. The increase in accounts receivable was the result of our revenue growth and the timing of payments from our customers. The non-cash items were comprised primarily of $86.0 million of depreciation expense,$49.2 million of amortization expense, and a $46.2 million deferred income tax provision.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance. The below financial metrics are calculated based upon a quarterly average and can be impacted by the timing of cash receipts and disbursements, which can vary significantly depending upon the day of the week in which the month ends.

	Three months ended December 31,
	2018	2017
Days sales outstanding	24.7	24.4
Days inventory on hand	27.9	29.8
Days payable outstanding	57.1	56.7

Our cash flows from operating activities can vary significantly from period to period based on fluctuations in our period end working capital. Additionally, any changes to payment terms with a significant customer or manufacturer supplier could have a material impact to our cash flows from operations. Operating cash flows during the three months ended December 31, 2018 included $52.1 million of interest payments and $16.5 million of income tax payments, net of refunds. Operating cash flows during the three months ended December 31, 2017 included $36.2 million of interest payments and $10.5 million of income tax payments, net of refunds.

During the three months ended December 31, 2017, our operating activities provided $10.3 million of cash. Cash provided by operations during the three months ended December 31, 2017 was principally the result of net income of $861.9 million and an increase in income taxes payable of $318.7 million, offset in part by negative non-cash items of $675.6 million and an increase in merchandise inventories of $460.1 million. The non-cash items were comprised primarily of a deferred income tax benefit of $840.5 million, depreciation expense of $69.5 million, and amortization expense of $42.2 million. The deferred income tax benefit was primarily the result of applying a lower U.S. federal income tax rate to net deferred tax liabilities as of December 31, 2017 in connection with tax reform. The increase in income taxes payable was primarily driven by a one-time transition tax on historical foreign earnings and profits through December 31, 2017, also in connection with tax reform. We increased our merchandise inventories as of December 31, 2017 to support the increase in business volume and, consistent with prior years, due to seasonal needs.

Capital expenditures for the three months ended December 31, 2018 and 2017 were $79.2 million and $73.6 million, respectively. Significant capital expenditures in the three months ended December 31, 2018 included technology initiatives, including costs related to enhancing and upgrading our information technology systems. We currently expect to invest approximately $300 million for capital expenditures during fiscal 2019. Significant capital expenditures in the three months ended December 31, 2017 included technology initiatives, including costs related to enhancing and upgrading our information technology systems and costs associated with expanding distribution capacity.

We acquired businesses to support our animal health business for $54.0 million and $70.0 million in the three months ended December 31, 2018 and 2017, respectively.

Net cash used in financing activities in the three months ended December 31, 2018 principally resulted from $239.0 million in purchases of our common stock and $85.5 million in cash dividends paid on our common stock. Net cash provided by financing activities in the three months ended December 31, 2017 principally resulted from the issuance of $750 million of 3.45% senior notes and the issuance of $500 million of 4.30% senior notes, offset in part by the early retirement of $400 million of 4.875% senior notes.

In November 2018, our board of directors increased the quarterly cash dividend by 5% from $0.38 per share to $0.40 per share. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remains within the discretion of our board of directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "project," "intend," "plan," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and change in circumstances. These statements are not guarantees of future performance and are based on assumptions that could prove incorrect or could cause actual results to vary materially from those indicated. Among the factors that could cause actual results to differ materially from those projected, anticipated, or implied are the following: unfavorable trends in brand and generic pharmaceutical pricing, including in rate or frequency of price inflation or deflation; competition and industry consolidation of both customers and suppliers resulting in increasing pressure to reduce prices for our products and services; changes in pharmaceutical market growth rates; changes in the United States healthcare and regulatory environment, including changes that could impact prescription drug reimbursement under Medicare and Medicaid; increasing governmental regulations regarding the pharmaceutical supply channel and pharmaceutical compounding; declining reimbursement rates for pharmaceuticals; federal and state government enforcement initiatives to detect and prevent suspicious orders of controlled substances and the diversion of controlled substances; increased public concern over the abuse of opioid medications; prosecution or suit by federal, state and other governmental entities of alleged violations of laws and regulations regarding controlled substances, and any related disputes, including shareholder derivative lawsuits; increased federal scrutiny and litigation, including qui tam litigation, for alleged violations of laws and regulations governing the marketing, sale, purchase and/or dispensing of pharmaceutical products or services, and associated reserves and costs; material adverse resolution of pending legal proceedings; the retention of key customer or supplier relationships under less favorable economics or the adverse resolution of any contract or other dispute with customers or suppliers; changes to customer or supplier payment terms; risks associated with the strategic, long-term relationship between Walgreens Boots Alliance, Inc. and the Company, including principally with respect to the pharmaceutical distribution agreement and/or the global generic purchasing services arrangement; changes in tax laws or legislative initiatives that could adversely affect the Company's tax positions and/or the Company's tax liabilities or adverse resolution of challenges to the Company's tax positions; regulatory or enforcement action, including a consent decree, in connection with the production, labeling or packaging of products compounded by our compounded sterile preparations (CSP) business; suspension of production of CSPs, including continued suspension at our Memphis facility; managing foreign expansion, including non-compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery laws and economic sanctions and import laws and regulations; financial market volatility and disruption; substantial defaults in payment, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; the loss, bankruptcy or insolvency of a major supplier; changes to the customer or supplier mix; malfunction, failure or breach of sophisticated information systems to operate as designed; risks generally associated with data privacy regulation and the international transfer of personal data; natural disasters or other unexpected events that affect the Company’s operations; the impairment of goodwill or other intangible assets (including with respect to foreign operations), resulting in a charge to earnings; the acquisition of businesses that do not perform as expected, or that are difficult to integrate or control, including the integration of H. D. Smith and PharMEDium, or the inability to capture all of the anticipated synergies related thereto or to capture the anticipated synergies within the expected time period; the effects of disruption from the transactions on the respective businesses of the Company and H. D. Smith and the fact that the transactions may make it more difficult to establish or maintain relationships with employees, suppliers, customers and other business partners; the Company's ability to manage and complete divestitures; the disruption of the Company's cash flow and ability to return value to its stockholders in accordance with its past practices; interest rate and foreign currency exchange rate fluctuations; declining economic conditions in the United States and abroad; and other economic, business, competitive, legal, tax, regulatory and/or operational factors affecting the Company's business generally. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth (i) elsewhere in this report, (ii) in Item 1A (Risk Factors), in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and elsewhere in that report and (iii) in other reports filed by the Company pursuant to the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2019, there was no change in AmerisourceBergen Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 10 (Legal Matters and Contingencies) of the Notes to Consolidated Financial Statements set forth under Item 1 of Part I of this report for the Company’s current description of legal proceedings.

ITEM 1A.  Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended September 30, 2018 to which reference is made herein.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31	1,386,835	$90.72	1,386,835	$1,000,000,000
November 1 to November 30	62,923	$89.85	—	$1,000,000,000
December 1 to December 31	1,319,378	$75.79	1,319,378	$900,000,064
Total	2,769,136		2,706,213

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

10.2
Term Credit Agreement, dated as of October 31, 2018, among AmerisourceBergen Corporation, the lenders party thereto and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2018).

10.3
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

10.4
Amended and Restated Employment Agreement, dated as of January 11, 2019, between the Registrant and Steven H. Collis (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 11, 2019).

10.5
Amended and Restated Employment Agreement, dated as of January 11, 2019, between the Registrant and John G. Chou (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 11, 2019).

10.6	Form of Employment Agreement applicable to executive officers (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 11, 2019).

10.7	Form of Nonqualified Stock Option Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan.

10.8	Form of Restricted Stock Unit Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan.

10.9	Form of Performance Share Award Agreement to Employee under the AmerisourceBergen Corporation Omnibus Incentive Plan.

10.10	AmerisourceBergen Corporation Financial Recoupment Policy.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from the Quarterly Report on Form 10-Q of AmerisourceBergen Corporation for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

January 31, 2019	/s/ Steven H. Collis
Steven H. Collis
Chairman, President & Chief Executive Officer

January 31, 2019	/s/ James F. Cleary, Jr.
James F. Cleary, Jr.
Executive Vice President & Chief Financial Officer